Form 10-K
period 2015-12-31
BBCN BANCORP INC
filed 2016-03-04
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2015, as reported on the NASDAQ Global Select Market, was approximately $1,176,550,460.
Number of shares outstanding of the Registrant’s Common Stock as of February 22, 2016: 79,566,356
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

PART I
Forward-Looking Information
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our pending merger with Wilshire Bancorp, Inc., and our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may” or similar expressions. With respect to any such forward-looking statements BBCN Bancorp, Inc. claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: inability to consummate our proposed merger with Wilshire on the terms we have proposed; failure to realize the benefits from the merger with Wilshire we currently expect if the merger is consummated; deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors” herein. BBCN Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Item 1.    BUSINESS

General
BBCN Bancorp, Inc. (“BBCN Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis) is a bank holding company headquartered in Los Angeles, California. We offer commercial and retail banking loan and deposit products through our wholly owned subsidiary, BBCN Bank, a California state-chartered bank (the “Bank” or “BBCN Bank”). BBCN Bank primarily focuses its business in Korean communities in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas. Our headquarters are located at 3731 Wilshire Boulevard, Suite 1000, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
BBCN Bancorp exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. BBCN Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), up to applicable limits.
We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy statements and information statements in connection with our stockholders meetings and other information. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The SEC maintains a website that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Our website address is http://www.bbcnbank.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information and reports we file with the SEC and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.
Pending Merger Transaction
On December 7, 2015 we announced the signing of a definitive agreement and plan of merger (the “Merger Agreement”) with Wilshire Bancorp, Inc. (“Wilshire”) pursuant to which Wilshire will merge (the “merger”) with and into BBCN Bancorp with BBCN Bancorp as the surviving corporation. As part of the merger, Wilshire Bank, a wholly-owned subsidiary of Wilshire, will merge with and into the Bank. Under the terms of the Merger Agreement, Wilshire shareholders will receive a fixed exchange ratio of 0.7034 of a share of our common stock in exchange for each share of Wilshire common stock they own in a 100% stock-for-stock transaction. Based on the closing price of our common stock on February 22, 2015, this represents a value of $10.10 per share of Wilshire common stock and an overall transaction value of approximately $794 million. If the merger is consummated, our shareholders will own approximately 59% of the combined entity and Wilshire shareholders will ownapproximately 41% of the combined entity.
As of December 31, 2015, on a pro forma consolidated basis, the combined company would have had approximately $13 billion in assets with 85 branches throughout California, New York, New Jersey, Washington, Georgia, Alabama, Illinois and Texas.
The Merger Agreement contains customary representations and warranties, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between execution of the Merger Agreement and the closing time. In addition, the consummation of the Merger Agreement is subject to customary conditions, including approval by our and Wilshire’s shareholders and the receipt of requisite regulatory approvals. We currently expect to close the merger in mid-2016 subject to satisfaction of the conditions set forth in the Merger Agreement.
Additional Information and Where to Find It
In connection with the proposed Merger, we will file with the SEC a Registration Statement on Form S-4 that will include a Joint Proxy Statement/Prospectus of Wilshire and us as well as other relevant documents concerning the proposed transaction. Shareholders are urged to read the Registration Statement and the Joint Proxy Statement/Prospectus regarding the merger when it becomes available and any other relevant documents filed with the Securities and Exchange Commission (“SEC”), as well as any amendments or supplements to those documents, because they will contain important information. You will be able to obtain a free copy of the Joint Proxy Statement/Prospectus, as well as other filings containing information about BBCN Bancorp and Wilshire at the SEC’s Internet site (www.sec.gov). You will also be able to obtain these documents, free of charge, from BBCN Bancorp at www.BBCNbank.com in the “Investor Relations” section under the “About” tab.
Participants in Solicitation
BBCN Bancorp, Wilshire and their respective directors, executive officers, management and employees may be deemed to be participants in the solicitation of proxies in respect of the merger. Information concerning BBCN Bancorp’s participants is set forth in the proxy statement, dated May 1, 2015, and supplemental proxy materials, dated May 20, 2015, for BBCN Bancorp’s 2015 annual meeting of stockholders, as filed with the SEC on Schedules 14A. Information concerning Wilshire’s participants is set forth in the proxy statement, dated April 9, 2015, for Wilshire 2015 annual meeting of stockholders as filed with the SEC on Schedule 14A. Additional information regarding the interests of participants of BBCN Bancorp and Wilshire in the solicitation of proxies in respect of the merger will be included in the registration statement and joint proxy statement/prospectus to be filed with the SEC.
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
Through our current network of 50 branches and eight loan production offices, we offer core business banking products for small and medium-sized businesses and individuals. We accept deposits and originate a variety of loans, including commercial business loans, commercial real estate loans, trade finance loans, Small Business Administration (“SBA”) loans, auto loans, single-family mortgages, and credit cards. We offer cash management services to our business customers, which include remote deposit capture, lock box and ACH origination services. We offer comprehensive investment and wealth management services to high-net-worth clients. We also offer a mobile banking application for smartphones that extends convenient banking services, such as mobile deposits and bill payment, into the hands of customers at all times. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Most of our branches operate 24-hour automated teller machines (“ATMs”). We also offer debit card services with a rewards program to all customers. Our banking officers focus on customers to better support their banking needs. In addition, most of our branches offer travelers’ checks, safe deposit boxes and other customary bank services. Our website at www.bbcnbank.com offers internet banking services and applications in both English and Korean.
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
Our commercial business loan portfolio includes trade finance loans from our Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventory financing) of our borrowers. Our International Operations Department issues and advises on letters of credit for export and import businesses. The underwriting procedure for this type of credit is the same as for commercial business loans. We offer the following types of letters of credit to customers:

•	Commercial: An undertaking by the issuing bank to pay for a commercial transaction.

•	Standby: An undertaking by the issuing bank to pay for the non-performance of the applicant customer.

•	Revocable: Letter of credit that can be modified or cancelled by the issuing bank at any time with notice to the beneficiary (does not provide the beneficiary with a firm promise of payment).

•	Irrevocable: Letter of credit that cannot be altered or cancelled without mutual consent of all parties.

•	Sight: Letter of credit requiring payment upon presentation of conforming shipping documents.

•	Usance: Letter of credit which allows the buyer to delay payment up to a designated number of days after presentation of shipping documents.

•	Import: Letter of credit issued to assist customers in purchasing goods from overseas.

•	Export: Letter of credit issued to assist customers in selling goods to overseas.

•	Transferable: Letter of credit which allows the beneficiary to transfer its drawing (payment) rights, in part or full, to another party.

•	Non-transferable: Letter of credit which does not allow the beneficiary to transfer their right, in part or full, to another.
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
Consumer Loans
Our consumer loans consist of auto loans, home equity, single-family mortgages, and signature loans, with a majority of our consumer loan portfolio currently consisting of single-family mortgages.
Investing Activities
The main objectives of our investment strategy are to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs”) and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, collateralized mortgage obligations (“CMOs”), trust preferred securities, municipal bonds and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”
Our securities are classified for accounting purposes as available-for-sale. We do not maintain held-to-maturity or trading portfolios. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase.
Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings accounts, CDs, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay, remote deposit capture, lock boxes and ACH origination services. In addition to our retail deposits, we obtain both secured and unsecured wholesale deposits including public deposits such as State of California Treasurer’s time deposits, brokered money market and time deposits, and deposits gathered from outside of the Bank’s normal market area through deposit listing services.
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
Borrowing Activities
When we have more funds than required for our reserve requirements or short-term liquidity needs, we may sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco (the “FHLB”), the Federal Reserve Bank of San Francisco or our correspondent banks. In addition, we may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as asset-liability management strategies.
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

Market Area and Competition
We currently have 50 banking offices in areas having high concentrations of Korean Americans, of which 28 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 8 are located in the New York City metropolitan area and New Jersey, 4 are in the Seattle metropolitan area, 8 are in the Chicago metropolitan area and 2 are in Virginia. We also have eight loan production offices located in Dallas, Seattle, Atlanta, Northern California, Denver, Portland, and Annandale, Virginia. The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems and consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
We compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, marketplace platforms finance companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, are more widely recognized, have broader geographic scope and offer a broader range of financial services than we do. Even if we successfully complete our pending merger with Wilshire, we believe we will still face substantial competition in our market areas.
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
Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation or preventing recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the targeted federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest earning assets and paid on interest bearing liabilities. The nature and impact on BBCN Bancorp and the Bank of future changes in monetary and fiscal policies cannot be predicted.
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
Supervision and Regulation
General
The Company is registered with and subject to examination by the FRB as a bank holding company and is also subject to certain provisions of the California Financial Code as applicable to bank holding companies. As a California state-chartered bank whose accounts are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (the “DBO”) and the FDIC. Such supervision and regulation covers substantially all of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices and permitted subsidiary investments and activities. In addition, while the Bank is not a member of the FRB, the Bank is subject to certain regulations of the FRB. The federal and state regulatory systems are intended primarily for the protection of depositors, the FDIC deposit insurance fund (the “DIF”) and the banking system as a whole, rather than for the protection of shareholders or other investors.

The following paragraphs summarize certain of the laws and regulations that apply to the Company and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.
Legislation and Regulatory Developments
The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation in 2014 and effectiveness in 2015 of new capital rules (“the New Capital Rules”) and the so called Volcker Rule restrictions on certain proprietary trading and investment activities, developments in 2015 included:
(i) the extension of the Volcker Rule conformance period until July 21, 2016 and a possible additional extension until 2017 for banking institutions to conform existing investments, including certain collateralized loan obligations, and relationships, with certain exceptions, with “covered funds”, including hedge funds, private equity funds and certain other private funds. The Company and the Bank held no investment positions at December 31, 2015 which were subject to the final rule. - See “Volcker Rule”
(ii) the shift in the stress testing cycle and reporting dates required by the banking agencies for institutions with total consolidated assets of $10 billion to $50 billion to assess the potential impact of different scenarios on earnings, losses, liquidity and capital. The Bank conducts stress testing but is not currently subject to these requirements. These requirements will apply if we successfully complete the merger.
(iii) the implementation of an additional “capital conservation buffer” of 0.625% in 2016 for minimum risk-weighted asset ratios under the New Capital Rules. - See “Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
(iv) the effectiveness in October, 2015 of the final TILA-RESPA Integrated Disclosure (”TRID”) rules promulgated by the CFPB, as required by the Dodd-Frank Act, which require new mortgage disclosures and training of staff for most mortgage loan applications. The Bank has fully implemented the TRID requirements. - See “CFPB”
(v) the release by the Interagency Federal Financial Institutions Examinations Council (FFIEC) of a cybersecurity assessment tool for voluntary use by banks which provides guidelines to measure a bank’s individual risk profile” and “Cybersecurity maturity.” The Bank has completed a Cybersecurity Risk Assessment per FFIEC’s guidance in 2015 and intends to perform this risk assessment at least once annually.
(vi) the enactment in 2015 of the Cybersecurity Information Sharing Act authorizing the Department of Homeland Security to enhance the coordination and information sharing about cybersecurity threats between banks and government agencies consistent with customers’ rights of privacy; and
(vii) the adoption of the Fixing America’s Surface Transportation Act (the “FAST Act”), highway legislation which contains financial services provisions, including (a) expanding the extended 18 months examination cycle for banks with up to $1 billion in assets; (b) deleting the annual privacy notice for banks which have not changed their policy or practices of sharing of information with third parties and (c) limiting the percentage payment of dividends on reserve bank stock held by banks with more than $10 billion in assets. The Bank as a nonmember state bank holds no reserve bank stock.
In the exercise of their supervisory and examination authority, the regulatory agencies have recently emphasized corporate governance, capital planning and stress testing, liquidity management, enterprise risk management and other board responsibilities, anti-money laundering compliance; information technology adequacy; cyber security preparedness; vendor management and fair lending and other consumer compliance obligations.
Capital Adequacy Requirements
Bank holding companies and banks are subject to similar regulatory capital requirements administered by their state and federal supervisory banking agencies. The basic capital rule changes in the New Capital Rules adopted by the federal bank regulatory agencies were fully effective on January 1, 2015, but many elements are being phased in over multiple years. The risk-based capital guidelines for bank holding companies and banks and, additionally for banks, prompt corrective action regulations (see “Prompt Corrective Action Provisions”), require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.
The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. Many of the requirements in the New Capital Rules and other regulations and rules are applicable only to larger or internationally active institutions and not to all banking organizations, including institutions currently with less than $10 billion of assets, which includes the Company and the Bank. These include required annual stress tests for institutions with $10 billion or more assets with reporting requirements and Enhanced Prudential Standards, both of which will apply to the Company and the Bank following the merger, Comprehensive Capital Analysis and Review requirements; capital plan and Resolution Plan or living will submissions, an additional countercyclical capital buffer, a supplementary leverage ratio and the Liquidity Coverage Ratio rule requiring sufficient high-quality liquid assets which may apply to institutions with $50 billion or more or $250 billion or more assets or which may be identified as Global Systematically Important Banking Institutions (G-SIBs).
Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, which trace back to the 1988 Basel I accord, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized,” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the prior capital rules there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.
The following are the New Capital Rules applicable to the Company and the Bank beginning January 1, 2015:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00%;

•
changes in the permitted composition of Tier 1 capital to exclude trust preferred securities subject to certain grandfathering exceptions for organizations like the Company which were under $15 billion in assets as of December 31, 2009, mortgage servicing rights and certain deferred tax assets and to include unrealized gains and losses on available for sale debt and equity securities unless the organization opts out of including such unrealized gains and losses.

•
the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios, which will be phased in until 2019 beginning at 0.625% of risk-weighted assets for 2016 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Management believes that, as of December 31, 2015, the Company and the Bank would meet all requirements under the New Capital Rules applicable to them on a fully phased-in basis if such requirements were currently in effect.
Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2015, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
While the New Capital Rules set higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Prompt Corrective Action Provisions
The Federal Deposit Insurance Act (“FDI Act”) requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’

regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.
The prompt corrective action standards were also changed as the New Capital Rules ratios became effective. Under the new standards, in order to be considered well-capitalized, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), an unchanged total capital ratio of 10% and an unchanged leverage ratio of 5%.
The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions such as taking brokered deposits.
Volcker Rule
In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank had no investment positions or relationships at December 31, 2015 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.
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
A wide range of requirements and restrictions are contained in both Federal and State banking laws, which together with implementing regulatory authority:

•	Require periodic reports and such additional reports of information as the FRB may require;

•	Require bank holding companies to meet or exceed increased levels of capital (See “Capital Adequacy Requirements”);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

•
Limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions.  Substantially all of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;

•
Require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•
Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination if an institution has been deemed to be in “troubled condition”;

•
Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations;

•
Require prior approval for the acquisition of 5% or more of the voting stock of a bank or bank holding company by bank holding companies or other acquisitions and mergers with banks and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required; and

•
Require prior notice and/or prior approval of the acquisition of control of a bank or bank holding company by a shareholder or individuals acting in concert with ownership or control of 10% of the voting stock being a presumption of control.

Other Restrictions on the Company’s Activities
Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the Bank has engaged in any activities determined by the FRB to be financial in nature or incidental or complementary to activities that are financial in nature.
The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bank and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DBO. DBO approvals are also required for certain mergers and acquisitions.
Securities Exchange Act of 1934
The Company’s common stock is publicly held and listed on the NASDAQ Stock Market (“NASDAQ”), and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (“SEC”) promulgated thereunder as well as listing requirements of NASDAQ.
Sarbanes-Oxley Act
The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.
Bank Regulation
As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the FRB. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including FRB Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Act expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.
Pursuant to the FDI Act and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or by subsidiaries of bank holding companies. Further, California banks may conduct certain financial activities permitted under GLBA in a “financial subsidiary” to the same extent as may a national bank, provided the bank is and remains well-capitalized, well-managed and in satisfactory compliance with the CRA. The Bank currently conducts no nonbanking or financial activities through subsidiaries.

FDIC and DBO Enforcement Authority
The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•
Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including precluding bidding in FDIC receiverships for failed banks;

•
Enter into or issue informal or formal enforcement actions, including required Board resolutions, Matters Requiring Board Attention (MRBA), memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.
Deposit Insurance
The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. In October 2015, the FDIC published for comment a proposed rule that would enable the FDIC to reach a 1.35% DIF reserve ratio by September 30, 2020, as required by the Dodd-Frank Act, by imposing a surcharge on the quarterly assessments of depository institutions with total consolidated assets of $10 billion or more, which could have potential impact on the Bank’s deposit insurance assessments in future years. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
Dividends
It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the FRB’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The FRB also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When effective, the new capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.
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
Operations and Consumer Compliance Laws
The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including, but not limited to, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act, CAN-SPAM Act. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.
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
The Bank received a “Satisfactory” rating in its most recent 2015 FDIC public CRA performance evaluation, which measures how financial institutions support their communities in the areas of lending, investment and service.
Dodd-Frank provided for the creation of the Consumer Finance Protection Bureau (“CFPB”) as an independent entity within the FRB with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance by their primary federal banking agency. Following the merger, the Bank will be subject to examination by the CFPB.
In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. The Bank primarily makes qualified mortgages and has fully implemented the TRID requirements.
Employees
As of December 31, 2015, we had 938 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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
Risk relating to our business
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City, Chicago and Seattle metropolitan areas, New Jersey and Virginia. Adverse economic conditions in our market areas have had a material adverse impact on the quality of our business. A renewed economic slowdown in the markets in which we operate currently and in the future may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	the level and duration of deposits may decline;

•	demand for our products and services may decline; and

•	collateral for loans may decline in value below the principal amount owed by the borrower.
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2015, approximately 80% of our loan portfolio consisted of loans secured by various types of real estate. Following the financial crisis of 2008, there was a general slowdown in the economy and declines in value in real estate. Although the economy has rebounded and real estate prices have gradually recovered from their earlier low levels, it is possible that that there will be renewed deterioration in the real estate market generally and in commercial real estate values in particular, along with higher levels of unemployment. Such developments may result in additional loan charge-offs and provisions for loan losses, which may have a material and adverse effect on our net income and capital levels.
Our commercial loan and commercial real estate loan portfolios expose us to risks that may be greater than the risks related to our other loans . Our loan portfolio includes commercial loans and commercial real estate loans, which are secured by hotels & motels, shopping/retail centers, service station & car wash, industrial & warehouse properties and other types of commercial properties. Commercial and commercial real estate loans carry more risk as compared to other types of lending, because they typically involve larger loan balances often concentrated with a single borrower or groups of related borrowers.
Accordingly, charge-offs on commercial and commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. In addition, these loans expose a lender to greater credit risk than loans secured by residential real estate. The payment experience on commercial real estate loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. The collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than residential properties because there are fewer potential purchasers of the collateral.
Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.
In addition, with respect to commercial real estate loans, federal and state banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

Our allowance for loan losses may not cover actual loan losses. If our actual loan losses exceed the amount we have allocated for estimated probable incurred losses, including loans we may acquire in our acquisition of Wilshire, our business will be adversely affected. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of business operations. We create allowances for estimated loan losses through provisions that are recorded as reductions in income in our accounting records. We base these allowances on estimates of the following:

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
We may experience adverse effects from acquisitions. We have acquired other banking companies and bank offices in the past, anticipate closing the acquisition with Wilshire in mid-2016, and will consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Future acquisitions may increase the degree of such risks.
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
As we expand outside our California markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have offices in the New York City, Chicago and Seattle metropolitan areas, New Jersey and Virginia. If we are able to successfully consummate the merger, we will branch into Alabama, Georgia and Texas, and we will increase our banking presence in New Jersey and New York. Over time, we may seek to establish offices to serve Korean-American communities in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.
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
Governmental regulation and regulatory actions against us may further impair our operations or restrict our growth. We are subject to significant governmental supervision and regulation. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. In addition, regulations may be adopted which increase our deposit insurance premiums and enact special assessments which could increase expenses associated with running our business and adversely affect our earnings.
There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules and regulations of the FRB, the FDIC and the DBO, and may become subject to examination by the CFPB. In addition, we are subject to the rules and regulation of the Nasdaq Stock Market and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	the capital that must be maintained;

•	the kinds of activities that can be engaged in;

•	the kinds and amounts of investments that can be made;

•	the locations of offices;

•	insurance of deposits and the premiums that we must pay for this insurance;

•	procedures and policies we must adopt;

•	conditions and restrictions on our executive compensation; and

•	how much cash we must set aside as reserves for deposits.
In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies, including the Bank and BBCN, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, if we were able to grow beyond $10 billion in assets, including as a result of our proposed merger with Wilshire, we would be subject to enhanced CFPB examination as well as be required to perform more comprehensive stress-testing on our business and operations. See “Additional risks relating to our proposed merger with Wilshire” below.
SBA lending is an important part of our business. Our SBA lending program is dependent upon the federal government, and we face specific risks associated with originating SBA loans. Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have a material adverse effect on our business.
We generally sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in both premium income for us at the time of sale, and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, financial condition, results of operations and prospects.
The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.
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
Our ability to declare and pay dividends in the future, as well as the ability of the Bank to make dividend payments to us, will be subject to regulatory, statutory and other restrictions. There can be no assurance that we will continue payment of regular cash dividends. Our ability to pay dividends at that time will be subject to statutory and other limitations applicable to us or to the Bank.
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
Anti-takeover provisions in our charter documents and applicable federal and state law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our charter documents could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, advance notice requirements to submit stockholder proposals at stockholder meetings and the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining stockholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. In particular, both federal and state law limit the acquisition of ownership of, generally, 10% or more of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or nonobjection or being able to rely on an exemption from such acquisition. Collectively, these provisions of our charter documents and applicable federal and state law may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
Our common stock is equity and therefore is subordinate to our subsidiaries’ indebtedness and preferred stock. Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.
Our common stock is not insured and you could lose the value of your entire investment. An investment in our common stock is not a deposit and is not insured against loss by any government agency.
Additional risks relating to our proposed merger with Wilshire
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met or may have a material adverse effect on the combined company following the merger. Before the merger may be completed, we must obtain various approvals or consents from bank regulatory authorities, including the FRB, the FDIC and the DBO. These approvals or consents require consideration by the bank regulatory authorities of various factors, including assessments of the managerial and financial resources and future prospects of the resulting institutions and the competitive effect of the contemplated transactions. The Community Reinvestment Act of 1977, as amended, also requires that the bank regulatory authorities, in deciding whether to approve the merger, assess the records of performance of BBCN Bank and Wilshire Bank in meeting the credit needs of the communities they serve, including low and moderate income neighborhoods. As part of the review process under the Community Reinvestment Act, it is not unusual for the bank regulatory authorities to receive protests and other adverse comments from community groups and others. Any such protests or adverse comments could prolong the period during which the merger is subject to review by the bank regulatory authorities. The bank regulatory authorities also may impose conditions on the completion of the merger or require changes to the terms of the merger. Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the growth, revenues or other aspects of the business of the combined company following the merger.
There can be no assurance as to whether the regulatory approvals or consents will be received, the timing of those approvals and consents, or whether any conditions will be imposed. The Merger Agreement contains a condition to the obligation of each of BBCN and Wilshire to close the merger that the required regulatory approvals and consents generally do not require any action, condition or restriction reasonably expected to have a material adverse effect on the combined company after the merger.  Accordingly, if we do not receive the required regulatory approvals and consents, the Merger Agreement may be terminated and the merger may not be completed.
We will be subject to business uncertainties and contractual restrictions while the merger is pending. Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair both our ability and Wilshire’s ability to attract or motivate key personnel until the merger is completed and could cause customers, vendors and others that deal with us to seek to change existing business relationships with either us or Wilshire. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, the combined company’s business following the merger could be negatively affected. In addition, the Merger Agreement restricts us from making acquisitions and taking other specified actions until the merger occurs, without the consent of Wilshire. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The merger may distract our management and management of Wilshire from their other responsibilities which could adversely affect our business now and following the merger. The merger of Wilshire with us could cause the management of both us and Wilshire to focus their time and energies on matters related to the merger that otherwise would be directed to their respective businesses and operations. Any such distraction on the part of management, if significant, could affect the ability of us and/or Wilshire to service existing business and develop new business and may adversely affect their businesses and earnings. As a result, the business of the combined company following the merger may be less than valuable than we currently expect.
Combining the two companies may be more difficult, costly or time-consuming than expected. We and Wilshire have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on our ability to successfully combine the businesses of BBCN and Wilshire upon the completion of the merger. It is possible that the integration process could result in:

•	the loss of key employees,

•	the disruption of each company’s ongoing businesses, or

•
inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

The loss of key employees could adversely affect the ability of us, Wilshire and/or the combined company to successfully conduct businesses in the markets in which we and Wilshire now operate, which could have an adverse effect on their financial results and the value of our common stock. In addition, if the combined company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us, Wilshire and/or the combined company to lose customers or cause customers to remove their accounts from us, Wilshire and/or the combined company and move their business to competing financial institutions. These integration matters could have an adverse effect on us each of us and Wilshire during this transition period and for an undetermined period after consummation of the merger.
The combined company may fail to realize cost savings for the merger. Although we expect to realize cost savings from the merger when fully phased in, it is possible that these potential cost savings may not be realized fully or realized at all, or may take longer to realize than expected. For example, future business developments may require the combined company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. Cost savings also depend on our ability to combine the businesses of BBCN and Wilshire in a manner that permits those costs savings to be realized. If we are not able to combine the two companies successfully, these anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

The Merger Agreement may be terminated in accordance with its terms and the merger may not be completed. The Merger Agreement is subject to a number of conditions which must be fulfilled in order to close. Those conditions include BBCN Bancorp stockholder approval, Wilshire shareholder approval, regulatory approvals, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements. In addition, BBCN Bancorp or Wilshire may choose to terminate the Merger Agreement if the other party makes a change in recommendation. In addition to the foregoing, if the Merger Agreement is terminated and our board of directors or Wilshire’s board of directors seeks another merger or business combination, under certain circumstances BBCN or Wilshire may be required to pay a $40 million termination fee. There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed.
Failure to complete the merger could negatively affect the market price of our common stock and result in other adverse consequences. If the merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•	the market price of our common stock may decline to the extent that the current market prices of its shares reflect a market assumption that the merger will be completed;

•
costs relating to the merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid even if the merger is not completed and its anticipated benefits not realized;

•
the diversion of management’s attention from the day-to-day business operations or pursuit of other strategic opportunities and the potential disruption to our employees and business relationships during the period before the completion of the merger may make it difficult to regain financial and market positions if the merger does not occur; and

•
if our board of directors seeks another merger or business combination, holders of our common stock cannot be certain that we will be able to find a party willing to pay an equivalent or greater consideration than that which it is expected to receive in the merger.

The termination fee and the restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire us. Until the completion of the merger, with certain exceptions, we and Wilshire are each prohibited from initiating, soliciting, encouraging or knowingly facilitating any inquiries with respect to an acquisition proposal, such as a merger, business combination or similar transaction, with any person or entity other than each other. In addition, we and Wilshire have each agreed to pay a termination fee of $40 million to the other if it terminates the Merger Agreement to, among other things, enter into a definitive agreement relating to an acquisition proposal or if the other party terminates the Merger Agreement because, among other things, its board of directors fails to recommend the merger or makes a change in its recommendation of the merger, fails to prepare and mail to its stockholders this document or fails to comply with the provisions of the Merger Agreement prohibiting solicitation of other acquisition proposals. These provisions could discourage other companies from trying to acquire us even though such other companies might be willing to offer greater value to our stockholders than offered in the Merger Agreement. The payment of the termination fee also could have a material adverse effect on our financial condition.
Goodwill resulting from the merger may adversely affect our results of operations. Goodwill and other intangible assets are expected to increase substantially as a result of the merger. Potential impairment of goodwill and amortization of other intangible assets could adversely affect each of our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by generally accepted accounting principles. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.
The market price of our common stock after the merger may be affected by factors different from those affecting our shares currently. Upon completion of the merger, holders of Wilshire common stock will become holders of our common stock. Our business differs in important respects from that of Wilshire, and, accordingly, the results of operations of the combined company and the market price of ourcommon stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of BBCN and Wilshire.
Holders of our common stock will have a reduced ownership and voting interest after the merger and will exercise less influence over management. Holders of our common stock currently have the right to vote in the election of the board of directors and on other matters affecting us. Upon the completion of the merger, Wilshire shareholders will own approximately 41% of the outstanding shares of BBCN common stock immediately after the merger. As a result, our current stockholders as a group will own approximately 59% of the outstanding shares of our common stock immediately after the merger. Because of this, our current stockholders may have less influence on the combined company than they now have on our management and policies.
Litigation may be filed against the board of directors of Wilshire and/or BBCN that could prevent or delay the completion of the merger or result in the payment of damages following completion of the Merger. In connection with the merger, it is possible that Wilshire shareholders and/or BBCN stockholders may file putative class action lawsuits against boards of directors of Wilshire and/or BBCN. Among other remedies, these shareholders and/or stockholders could seek to enjoin the merger. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the merger and result in substantial costs to BBCN and Wilshire, including any costs associated with indemnification obligations of BBCN and/or Wilshire. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is consummated may adversely affect the combined company’s business, financial condition, results of operations, cash flows and market price.
Implementation of the various provisions of the Dodd-Frank Act-in particular provisions that are applicable to banks and bank holding companies with $10 billion or more in assets-may delay the receipt of regulatory approvals and increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations after the merger. The Dodd-Frank Act enacted in 2010 significantly changes the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and the rule-making process is still underway.
Several requirements in the Dodd-Frank Act for new banking regulations are applicable to certain banks and bank holding companies with $10 billion or more in assets. As a result of the merger, the combined company is expected to surpass this threshold, and these provisions, subject to a phase in period, may significantly increase compliance or operating costs of the combined company or otherwise have a significant impact on the business, financial condition and results of operations of the combined company. Such provisions include the following:

•
The Dodd-Frank Act created the CFPB, which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Currently, the FDIC and the DBO examine both Wilshire Bank and BBCN Bank for compliance with consumer protection laws. However, the CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, and accordingly will assume examination and enforcement authority over the combined company following the merger.

•
The Dodd-Frank Act increased the authority of the FRB to examine BBCN and its non-bank subsidiaries and gave the FRB the authority to establish rules regarding interchange fees charged for an electronic debit transaction by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer (the “Durbin Amendment”). By regulation, the FRB has limited the fees for such a transaction to the sum of 21 cents plus five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. [Following the merger, the effect of the Durbin Amendment will be to lower our interchange or “swipe” revenue, but such lower fees are not expected to have a material adverse effect on our results of operation.

•
The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio (“DRR”). The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion. Following the Merger, we will not be entitled to benefit from the offset. The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.

•
The Dodd-Frank Act requires a publicly traded bank holding company with $10 billion or more in assets to establish and maintain a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. The risk committee must approve and periodically review the risk-management policies of the bank holding company’s global operations and oversee the operations of its risk-management framework. The bank holding company’s risk-management framework must be commensurate with its structure, risk profile, complexity, activities and size. Assuming that the merger is consummated in the second half of 2016, these requirements should first apply to the combined company commencing on October 1, 2018. However, the combined company will need to build the necessary infrastructure to comply with these enhanced risk management requirements well before the effective date.

•
A bank holding company with more than $10 billion in assets is required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the FRB, including a baseline, adverse and severely adverse economic conditions (known as “Dodd-Frank Act Stress Tests” or “DFAST”). The stress tests are designed to determine whether the capital planning of the combined company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. The combined company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The board of directors of the combined company will be required to review the combined company’s policies and procedures at least annually. The combined company will be required to report the results of its annual stress tests to the FRB, and it will be required to consider the results of the combined company’s stress tests as part of its capital planning and risk management practices. Assuming the merger is consummated in the second half of 2016, the combined company is anticipated to be subject to the DFAST regime commencing on January 1, 2018, but well in advance of that date, the combined company will need to undertake the planning and other actions that it deems reasonably necessary to achieve timely compliance.
It is difficult to predict the overall compliance cost of these provisions, which will become effective (with a phase-in period) when the combined company surpasses $10 billion in consolidated assets as a result of the merger. However, compliance with these provisions will likely require additional staffing, engagement of external consultants and other operating costs that could have a material adverse effect on the future financial condition and results of operations of the combined company.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. As of December 31, 2015, we operated full-service branches at 47 leased operations and 3 owned facilities operations, and we operated Loan Production Offices at 8 leased operations. Expiration dates of our leases range from April 2016 to September 2030. We believe our present facilities are adequate for our current needs.

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

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2015	$19.63	$14.33	$0.11
September 30, 2015	$15.84	$13.83	$0.11
June 30, 2015	$15.50	$13.97	$0.10
March 31, 2015	$14.67	$12.77	$0.10
December 31, 2014	$15.07	$13.16	$0.10
September 30, 2014	$16.48	$14.26	$0.10
June 30, 2014	$17.81	$14.64	$0.08
March 31, 2014	$18.43	$14.32	$0.08

The closing price for our common stock on the NASDAQ Global Select Market on February 22, 2016 was $14.36 per share.
BBCN Bancorp’s ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the payment of dividends by BBCN Bancorp is subject to review and possible limitation by the FRB under its authority as regulator of bank holding companies, including any limitations which may be imposed as a condition in connection with any regulatory approvals we may apply for. In general, the FRB discourages the payment of dividends on common stock in amounts exceeding a holding company’s net income available to common stockholders for the four quarters preceding a dividend payment. If we defer interest on the subordinated debentures issued in connection with our trust preferred securities, BBCN Bancorp would also be prohibited from paying any dividends on common stock or preferred stock until BBCN Bancorp is current on its interest payments.
BBCN Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to BBCN Bancorp. The ability of the Bank to declare a cash dividend to BBCN Bancorp is subject to compliance with its minimum capital requirements and, additional limitations under California law and regulations.
The applicable statutory and regulatory limitations on the declaration and payment of dividends are further described in “Item 1. Business – Supervision and Regulation – Dividends.”
We did not repurchase any of our shares of common stock during the fourth quarter ended December 31, 2015. We currently do not have a common stock repurchase program in place

Stock Performance Graph
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
COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG BBCN BANCORP, NASDAQ MARKET INDEX, S&P SMALLCAP 600 INDEX,
SNL BANK & THRIFT INDEX AND, S&P 500 INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2010
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2015

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
BBCN Bancorp, Inc.	100.00	95.89	117.89	172.15	152.82	188.16
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
S&P 600 Index	100.00	101.01	117.50	166.05	175.58	172.05
SNL Bank and Thrift	100.00	77.76	104.42	142.97	159.60	162.83
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial and other data of the Company as of and for each of the years in the five-year period ended December 31, 2015. The information below should be read in conjunction with, and is qualified in its entirety by: the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$313,660	$302,657	$283,073	$267,885	$161,895
Interest expense	40,618	36,060	30,018	29,647	32,077
Net interest income	273,042	266,597	253,055	238,238	129,818
Provision for loan losses	8,000	12,638	20,000	19,104	27,939
Net interest income after provision for loan losses	265,042	253,959	233,055	219,134	101,879
Noninterest income	43,691	44,187	42,719	39,449	22,922
Noninterest expense	153,384	151,624	141,620	120,950	82,026
Income before income tax provision	155,349	146,522	134,154	137,633	42,775
Income tax provision	63,091	57,907	52,399	54,410	15,660
Net income	$92,258	$88,615	$81,755	$83,223	$27,115
Dividends and discount accretion on preferred stock	—	—	—	(5,640)	(4,568)
Net income available to common stockholders	$92,258	$88,615	$81,755	$77,583	$22,547
Per Common Share Data:
Earnings—basic	$1.16	$1.11	$1.03	$0.99	$0.53
Earnings—diluted	$1.16	$1.11	$1.03	$0.99	$0.53
Book value (period end, excluding preferred stock and warrants)	$11.79	$11.10	$10.18	$9.62	$8.64
Cash dividends declared per common share	$0.42	$0.35	$0.25	$0.05	$—
Number of common shares outstanding (period end)	79,566,356	79,503,552	79,441,525	78,041,511	77,984,252
Balance Sheet Data—At Period End:
Assets	$7,912,648	$7,140,330	$6,475,199	$5,640,661	$5,166,604
Securities available for sale	$1,010,556	$792,523	$701,751	$700,403	$736,920
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$6,248,341	$5,565,192	$5,074,176	$4,296,252	$3,738,826
Deposits	$6,340,976	$5,693,452	$5,148,057	$4,384,035	$3,940,892
FHLB advances	$530,591	$480,975	$421,352	$420,722	$344,402
Subordinated debentures	$42,327	$42,158	$57,410	$41,846	$52,102
Stockholders’ equity	$938,095	$882,773	$809,374	$751,104	$795,939
Average Balance Sheet Data:
Assets	$7,389,530	$6,830,244	$6,042,674	$5,228,557	$3,168,124
Securities available for sale	$871,010	$713,775	$699,812	$690,719	$516,460
Gross loans, including loans held for sale	$5,846,658	$5,355,243	$4,692,089	$3,974,626	$2,352,253
Deposits	$5,879,704	$5,439,920	$4,739,261	$3,989,401	$2,360,786
Stockholders’ equity	$912,609	$848,443	$788,570	$775,718	$414,768
Selected Performance Ratios:
Return on average assets(1)	1.25%	1.30%	1.35%	1.59%	0.86%
Return on average stockholders’ equity(2)	10.11%	10.44%	10.37%	10.73%	6.54%
Average stockholders’ equity to average assets	12.35%	12.42%	13.05%	14.84%	13.09%
Dividend payout ratio (dividends per share/earnings per share)	36.21%	31.53%	24.27%	5.05%	0.00%
Net interest spread(3)	3.62%	3.88%	4.23%	4.59%	3.92%
Net interest margin(4)	3.88%	4.13%	4.46%	4.88%	4.29%
Yield on interest earning assets(5)	4.46%	4.68%	4.99%	5.48%	5.35%
Cost of interest bearing liabilities(6)	0.84%	0.80%	0.76%	0.89%	1.43%
Efficiency ratio(7)	48.43%	48.79%	47.88%	43.56%	53.70%

	For The Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Regulatory Capital Ratios:
BBCN Bancorp:
Common Equity Tier 1	12.08%	12.96%	12.65%	14.03%	16.91%
Leverage	11.53%	11.62%	11.97%	12.76%	19.81%
Tier 1 risk-based	12.67%	13.64%	13.66%	14.91%	18.15%
Total risk-based	13.80%	14.80%	14.90%	16.16%	19.41%
BBCN Bank:
Common Equity Tier 1	12.56%	13.44%	13.46%	14.47%	16.62%
Leverage	11.43%	11.45%	11.79%	12.38%	18.13%
Tier I risk-based	12.56%	13.44%	13.46%	14.47%	16.62%
Total risk-based	13.69%	14.61%	14.70%	15.73%	17.88%
Asset Quality Data:
Nonaccrual loans	$40,801	$46,353	$39,154	$29,653	$32,291
Loans 90 days or more past due and still accruing (8)	375	361	5	—	6
Restructured loans (accruing)	47,984	57,128	33,903	29,849	18,776
Total nonperforming loans	89,160	103,842	73,062	59,502	51,073
Other real estate owned	21,035	21,938	24,288	2,698	7,624
Total nonperforming assets	$110,195	$125,780	$97,350	$62,200	$58,697
Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.65%	0.83%	0.77%	0.69%	0.86%
Nonperforming loans to loans receivable	1.43%	1.87%	1.44%	1.38%	1.37%
Nonperforming assets to total assets	1.39%	1.76%	1.50%	1.10%	1.14%
Nonperforming assets to loans receivable and other real estate owned	1.76%	2.25%	1.91%	1.45%	1.57%
Allowance for loan losses to loans receivable	1.22%	1.22%	1.33%	1.56%	1.66%
Allowance for loan losses to nonaccrual loans	187.27%	146.18%	171.94%	225.75%	191.86%
Allowance for loan losses to nonperforming loans	85.70%	65.25%	92.14%	112.50%	121.30%
Allowance for loan losses to nonperforming assets	69.34%	53.87%	69.15%	107.62%	105.55%
Net charge-offs (recoveries) to average gross loans	(0.01)%	0.23%	0.42%	0.36%	1.20%

(1)	Net income divided by the average assets

(2)	Net income divided by the average stockholders’ equity

(3)	Difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities

(4)	Net interest income expressed as a percentage of average interest earning assets

(5)	Interest income divided by the average interest earning assets

(6)	Interest expense divided by the average interest bearing liabilities

(7)	Noninterest expense divided by the sum of net interest income plus noninterest income

(8)	Excludes acquired credit impaired loans totaling $12.2 million, $30.4 million, $43.8 million, $17.7 million, and $23.9 million as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We offer a full range of commercial banking and consumer deposit products through BBCN Bank. We now have 50 banking offices in California, the New York City, Chicago and Seattle metropolitan areas, New Jersey and Virginia. We have eight loan production offices located in the Atlanta, Dallas, Seattle, Northern California, Denver, Portland, and Annandale. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance, SBA loans, and consumer loans.
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
Recently Announced and Completed Mergers and Acquisitions
On December 7, 2015 we announced the signing of the Merger Agreement with Wilshire. As part of the merger, Wilshire Bank will merge with and into BBCN Bank. Under the terms of the Merger Agreement, Wilshire shareholders will receive a fixed exchange ratio of 0.7034 of a share of our common stock in exchange for each share of Wilshire common stock they own in a 100% stock-for-stock transaction. Based on the closing price of $14.36 of our common stock on February 22, 2015, this represents a value of $10.10 per share of Wilshire common stock and an overall transaction value of approximately $794 million. We anticipate that our shareholders will own approximately 59% of the combined entity and Wilshire shareholders will own 41%. We currently expect to close the transaction in mid-2016 subject to receipt of applicable regulatory and shareholder approvals and satisfaction of other conditions set forth in the Merger Agreement.
On February 15, 2013, we completed the acquisition of Pacific International Bancorp, Inc. (“PIB”), the holding company of Pacific International Bank, a Washington state-chartered bank. Through the acquisition, we acquired PIB’s four full-service branch offices in the Seattle metropolitan area. Under the terms of the acquisition agreement, we issued an aggregate of 632,050 shares of BBCN common stock for each share of PIB common stock that they owned as of the close of business February 15, 2013.
On August 13, 2013, we completed the acquisition of Foster Bankshares, Inc. (“Foster”), the holding company of Foster Bank. Through the acquisition, we acquired Foster’s nine full-service branch offices, eight of which were located in Illinois and one in Virginia. Under the terms of the acquisition agreement, we issued an aggregate of 189,838 shares of our common stock and $2.0 million in cash to Foster Shareholders.
Each acquisition was accounted for as acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification (“ASC”) 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entities. To the extent we did not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third party valuation specialists to assist us in determining such values.

Critical Accounting Policies
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 of our Consolidated Financial Statements presented elsewhere herein and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.
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
Investment Securities
The fair values of investment securities are generally determined by quoted market prices obtained from independent external brokers or external pricing services providers who have experience in valuing these securities. We perform a monthly analysis on the broker quotes received from third parties to assess whether the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies as well as independent auditors’ reports from the third party regarding its controls over valuation of financial instruments, review of pricing trends and monitoring of trading volumes. We also compare the market prices obtained from one source to another reputable independent external brokers or independent external pricing service providers for the reasonableness of the initial market prices obtained on a quarterly basis. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2015 or 2014.
We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be other-than-temporarily impaired as of December 31, 2015. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios” below.
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
Acquired Loans
Loans that we acquired were recorded at fair value with no carryover of the related allowance for loan losses. We evaluated acquired loans for credit impairment and accounted for the credit impaired loans (“Acquired Credit Impaired Loans” or “ACILs”) under the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Loans from the acquisitions that were not determined to be credit impaired (“Acquired Performing Loans” or “APLs”) were placed in pools with similar risk characteristics. We periodically reassess the net realizable value of each loan pool and record interest income resulting from the accretion of the purchase discount in accordance with ASC 310-20.
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
FDIC Loss Share Receivable
In conjunction with our FDIC-assisted acquisition of Innovative Bank, we entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. We elected to account for amounts receivable under the loss sharing agreement with the FDIC as an FDIC loss share receivable in accordance with ASC 805. The FDIC loss share receivable was recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC are accreted into other income over the life of the FDIC loss share receivable.
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
Goodwill
We test goodwill for impairment annually. Before applying the two-step goodwill impairment test, in accordance with Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. We assessed certain qualitative factors to determine whether impairment was likely including: the Company’s market capitalization, capital adequacy, continued performance compared to peers, and continued improvement in asset quality trends, among others. Based on our qualitative assessment, we were not required to perform the two-step impairment test as of December 31, 2015.
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
Operations Summary
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
The other significant source of our income is noninterest income, including service charges and fees on deposit accounts, loan servicing fees, fees from trade finance activities and the issuance of letters of credit and net gains on sale of loans that were held for sale and investment securities available for sale. Our noninterest income can be reduced by charges for other than temporary impairment on investment securities.
In addition to interest expense, our income is impacted by provisions for loan losses and noninterest expenses, primarily salaries and benefits and occupancy expense. The following table presents our condensed consolidated statements of income and the increases (decreases) year over year.

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2015	Amount	%	2014	Amount	%	2013
Interest income	$313,660	$11,003	4%	$302,657	$19,584	7%	$283,073
Interest expense	40,618	4,558	13%	36,060	6,042	20%	30,018
Net interest income	273,042	6,445	2%	266,597	13,542	5%	253,055
Provision for loan losses	8,000	(4,638)	(37)%	12,638	(7,362)	(37)%	20,000
Noninterest income	43,691	(496)	(1)%	44,187	1,468	3%	42,719
Noninterest expense	153,384	1,760	1%	151,624	10,004	7%	141,620
Income before income tax provision	155,349	8,827	6%	146,522	12,368	9%	134,154
Income tax provision	63,091	5,184	9%	57,907	5,508	11%	52,399
Net income	$92,258	$3,643	4%	$88,615	$6,860	8%	$81,755
Net Income Available to Common Stockholders
Our net income available to common stockholders was $92.3 million for 2015 compared to $88.6 million for 2014 and $81.8 million for 2013. Our earnings per common share based on fully diluted shares were $1.16, $1.11 and $1.03 for 2015, 2014 and 2013, respectively. The return on average assets was 1.25%, 1.30% and 1.35% and the return on average stockholders’ equity was 10.11%, 10.44% and 10.37% for 2015, 2014 and 2013, respectively.
Impact of Acquisitions
The comparability of our operating results is affected by acquisitions. We completed the following acquisitions during the five years ended December 31, 2015: Center Financial Corporation ($2.25 billion in assets) acquired in November 2011, Pacific International Bancorp ($183.6 million in assets) acquired in February 2013, and Foster Bancshares ($350.0 million in assets) acquired in August 2013. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.
Net income for the year ended December 31, 2015 and 2014 was impacted by the accretion of discounts and the amortization of premiums relating to past acquisitions. The following table summarizes the accretion and amortization adjustments that are included in net income for the year ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$9,840	$15,124
Accretion of discounts on acquired credit impaired loans	7,179	8,274
Amortization of premiums on assumed FHLB advances	384	378
Accretion of discounts on assumed subordinated debt	(169)	(214)
Amortization of premiums on assumed time deposits	186	669
Amortization of core deposit intangible assets	(1,068)	(1,296)
Total	$16,352	$22,935

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
The following table presents our net interest margin, net interest rate spread, and our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds, for the periods indicated:

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans(1)(2)(3)	$5,846,658	$291,344	4.98%	$5,355,243	$283,817	5.30%	$4,692,089	$266,684	5.68%
Securities(3)	871,010	18,611	2.14%	713,775	16,084	2.25%	699,812	14,663	2.10%
FRB and FHLB stock and other investments	313,904	3,705	1.16%	389,298	2,736	0.69%	280,109	1,726	0.61%
Federal funds sold	—	—	—	3,342	20	0.60%	—	—	—
Total interest earning assets	7,031,572	313,660	4.46%	6,461,658	302,657	4.68%	5,672,010	283,073	4.99%
Noninterest earning assets:
Cash and due from banks	92,708			90,978			94,914
Premises and equipment, net	33,276			31,292			26,140
Accrued interest receivable	14,082			12,973			12,455
Intangible assets	108,773			109,969			107,944
Other assets	109,119			123,374			129,211
Total noninterest earning assets	357,958			368,586			370,664
Total assets	$7,389,530			$6,830,244			$6,042,674
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,697,033	12,430	0.73%	$1,514,386	10,270	0.68%	$1,289,082	7,818	0.61%
Savings	193,610	1,670	0.86%	206,667	2,095	1.01%	200,735	2,800	1.39%
Time certificates	2,377,993	19,312	0.81%	2,270,726	16,813	0.74%	1,988,848	12,703	0.64%
FHLB advances	503,127	5,645	1.12%	452,923	5,245	1.16%	421,729	4,899	1.16%
Other borrowings	40,694	1,561	3.78%	43,459	1,637	3.72%	47,678	1,798	3.72%
Total interest bearing liabilities	4,812,457	40,618	0.84%	4,488,161	36,060	0.80%	3,948,072	30,018	0.76%
Noninterest bearing liabilities and equity:
Demand deposits	1,611,068			1,448,141			1,260,596
Other liabilities	53,396			45,499			45,436
Stockholders’ equity	912,609			848,443			788,570
Total liabilities and stockholders’ equity	$7,389,530			$6,830,244			$6,042,674
NET INTEREST INCOME AND YIELD:
Net interest income		$273,042			$266,597			$253,055
Net interest margin			3.88%			4.13%			4.46%
Net interest margin, excluding nonaccrual interest			3.88%			4.13%			4.47%
Net interest margin, excluding nonaccrual interest and loan prepayment fee income			3.85%			4.10%			4.44%
Net interest spread(4)			3.62%			3.88%			4.23%
Cost of funds(5)			0.63%			0.61%			0.58%

(1) Interest income on loans includes accretion of net deferred loan origination fees and costs, prepayment fees received on loan pay-offs and accretion of discounts on acquired loans. See the table below for detail. The average balance of loans is net of deferred loan origination fees and costs.

Year ended December 31,	Net Loan Origination Fees	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(In thousands)
2015	$1,540	$2,202	$27	$17,019
2014	$1,523	$1,566	$(26)	$23,398
2013	$1,263	$1,485	$(274)	$27,462

(2) Average balances of loans are net of deferred loan origination fees and costs and include nonaccrual loans and loans held for sale.
(3) Interest income and yields are not presented on a tax-equivalent basis.
(4) Interest on interest earning assets minus interest on interest bearing liabilities
(5) Interest on interest bearing liabilities and noninterest bearing deposits
Net Interest Income
Net interest income was $273.0 million for 2015, compared to $266.6 million for 2014 and $253.1 million for 2013.
Changes in net interest income are a function of changes in interest rates and volume of interest earning assets and interest bearing liabilities. The following table sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	Year Ended December 31,
	2015 Compared to 2014			2014 Compared to 2013
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$7,527	$(17,574)	$25,101	$17,133	$(18,836)	$35,969
Interest on other investments	949	1,566	(617)	1,033	279	754
Interest on securities	2,527	(848)	3,375	1,418	1,121	297
TOTAL INTEREST INCOME	$11,003	$(16,856)	$27,859	$19,584	$(17,436)	$37,020
INTEREST EXPENSE:
Interest on demand deposits	$2,160	$832	$1,328	$2,452	$989	$1,463
Interest on savings	(425)	(292)	(133)	(705)	(786)	81
Interest on time certificates of deposit	2,499	1,690	809	4,111	2,176	1,935
Interest on FHLB advances	400	(177)	577	347	(14)	361
Interest on other borrowings	(76)	28	(104)	(161)	(4)	(157)
TOTAL INTEREST EXPENSE	$4,558	$2,081	$2,477	$6,044	$2,361	$3,683
NET INTEREST INCOME	$6,445	$(18,937)	$25,382	$13,540	$(19,797)	$33,337
Net interest income increased $6.4 million, or 2%, during 2015. The increase was primarily due an increase in average interest earning assets by 9% during the year which resulted in an increase of $27.9 million in interest income due to volume. Interest bearing liabilities increased during the year by 7%. The corresponding increase in interest expense due to volume was $2.5 million. The growth in interest earning assets was partially offset by decreasing yields in both loans and investment securities throughout the period.
Net interest income increased $13.5 million, or 5%, during 2014. The increase resulted from an increase in loans. The growth in interest earning assets was partially offset by decreasing yields on the interest earning assets throughout the period.

Interest Income
Interest income was $313.7 million for 2015, compared to $302.7 million for 2014 and $283.1 million for 2013. The yield on average interest earning assets was 4.46% for 2015, compared to 4.68% for 2014 and 4.99% for 2013.
Comparison of 2015 with 2014
The increase in interest income of $11.0 million, or 4%, for 2015 compared to 2014 was primarily a result of organic growth in our loans receivable. The average balances of gross loans increased by $491.4 million during the year, resulting in an increase in interest income of $25.1 million due to volume. This increase was offset by a $17.6 million decrease due to a decreasing interest rate environment along with decreasing discount accretion recorded from our acquired loan portfolios. Loan discount accretion decreased by $6.4 million, from $23.4 million during the year ended December 31, 2014 to $17.0 million for the year ended December 31, 2015.
Average balances of investments securities increased by 22% during the year. We purchased $229.0 million in investment securities, net of securities that were sold, matured, called or paid down. The corresponding increase in interest expense due to volume was $3.4 million.
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
Interest Expense
Deposits
Interest expense on deposits was $33.4 million for 2015 compared to $29.2 million for 2014 and $23.3 million for 2013. The average cost of deposits was 0.57% for 2015, compared to 0.54% for 2014 and 0.49% for 2013. The average cost of interest bearing deposits was 0.78%, compared to 0.73% for 2014 and 0.67% for 2013.
Comparison of 2015 with 2014
The increase in interest expense on total deposits of $4.2 million, or 14.5%, for 2015, compared to 2014 was due to an increase in average interest bearing deposits and a change in the deposit mix. The average balance of our time deposits increased by $107.3 million during the year. In addition, the average rate on average deposits increased by 7 basis points. The average balance of noninterest bearing deposits accounted for 27.4% of total average deposits at December 31, 2015, compared to 27.0% at December 31, 2014.
Comparison of 2014 with 2013
The increase in interest expense on total deposits of $5.8 million, or 25%, for 2014, compared to 2013 was due to an increase in interest bearing deposits and also a slight change in the deposit mix. Noninterest bearing deposits accounted for 27.0% of total deposits at December 31, 2014, compared to 27.2% at December 31, 2013. There was also an increase in money market deposits, increasing up to 29.2% of the total deposit portfolio compared to 26.7% in 2013.
Borrowings
Borrowings include borrowings from the FHLB and subordinated debentures. As part of our asset-liability management, we utilize FHLB advances to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB advances were $503.1 million in 2015, compared to $452.9 million in 2014 and $421.7 million in 2013. Interest expense on FHLB advances was $5.6 million for 2015, compared to $5.2 million for 2014 and $4.9 million for 2013. The average cost of FHLB advances was 1.12% for 2015, compared to 1.16% for 2014 and 1.16% for 2013. The decrease in the average cost of FHLB advances in 2015 was primarily due to the replacement of maturing borrowings with lower rate advances. We repaid $300.0 million in FHLB advances during the year. In 2015, we borrowed $350.0 million with an average rate of 0.48%, compared to $90 million with an average rate of 1.68% in 2014.
Other borrowings include subordinated debentures which bear interest at 3-month LIBOR plus spread. There were no changes in our balance of subordinate debentures during the year, except for an increase related to the discount accretion from an acquired trust preferred security.

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
Comparison of 2015 with 2014
The provision for loan losses was $8.0 million for 2015, a decrease of $4.6 million, or 37%, from $12.6 million for 2014. The provision was calculated based on a net recovery of $650 thousand during the year and an increase in the required allowance for loan losses primarily due to an increase in loan volume. The decrease in the provision reflects a decrease in quantitative reserves due to declining historical loss rates. The decrease in provision also reflects a decreasing trend in classified loans and a decrease in specific reserves on impaired loans.
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
Noninterest Income
Noninterest income is primarily comprised of service charges on deposit accounts, net gains on sales of SBA loans, and other fees and income. Noninterest income was $43.7 million for 2015, compared to $44.2 million for 2014 and $42.7 million for 2013.
Comparison of 2015 with 2014
The decrease in noninterest income for 2015 over 2014 primarily reflected decreases in service charges on deposit accounts and net gains on sales of SBA loans. These decreases were offset by an increase in other income and fees and net gains on sales of securities available for sale.
Service charges on deposits decreased primarily due to a decrease of $1.6 million in non-sufficient funds collected from business and personal accounts. The decrease was partially offset by increases in stop payment fees and returned item charges.
Net gains on sales of SBA loans decreased by $509 thousand, or 4%, to $12.7 million in 2015 from $13.2 million in 2014. The volume of sales of SBA loans and the net gains recorded from the sales are primarily driven by the production of SBA loans which decreased slightly during the year. Proceeds from SBA loans sold during the year decreased by $619 thousand, down to $165.2 million in 2015 compared to $165.8 million in 2014.
Other income and fees increased by $1.3 million, or 20% during the year. Fee income from our loan hedging product increased by $960 thousand during the year, due to an increase in the volume of transactions. Credit card processing fees increased by $225 thousand as we launched new credit card products in 2015.
During the year ended December 31, 2015, we sold 75 investment securities at a net gain of $424 thousand. We did not sell any securities during 2014.
Comparison of 2014 with 2013
The increase in noninterest income for 2014 over 2013 primarily reflected increases in net gains on sales of SBA loans and other income and fees. These increases were offset by a decrease in net gains on sales of securities available for sale.
Net gains on sales of SBA loans increased by $1.7 million, or 14%, to $13.2 million in 2014 from $11.5 million in 2013 primarily due to a steady increase in SBA loan production throughout the year. SBA loans sold during the year increased by $21.9 million, to $150.1 million in 2014 compared to $128.2 million in 2013.

Other income and fees increased by $802 thousand, or 14% during the year. The increase in other income and fees are comprised of increases in earnings on bank owned life insurance and other loan processing fees collected.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2015	Amount	%	2014	Amount	%	2013
Noninterest Income:
Service charges on deposit accounts	$12,206	$(1,480)	(11)%	$13,686	$848	7%	$12,838
International service fees	3,448	(481)	(12)%	3,929	(987)	(20)%	4,916
Loan servicing fees, net	3,135	(93)	(3)%	3,228	(727)	(18)%	3,955
Wire transfer fees	3,632	64	2%	3,568	(11)	—%	3,579
Other income and fees	7,911	1,309	20%	6,602	802	14%	5,800
Net gains on sales of SBA loans	12,665	(509)	(4)%	13,174	1,659	14%	11,515
Net gains on sales of other loans	270	270	—	—	(62)	(100)%	62
Net gains on sales and calls of securities available for sale	424	424	—	—	(54)	(100)%	54
Total noninterest income	$43,691	$(496)	(1)%	$44,187	$1,468	3%	$42,719

Noninterest Expense
Noninterest expense is primarily comprised of salaries and benefit expense, occupancy expense, and furniture and equipment expense. Noninterest expense was $153.4 million for 2015, compared to $151.6 million for 2014 and $141.6 million for 2013. The increases were $1.8 million, or 1%, for 2015 as compared to 2014 and $10.0 million, or 7%, for 2014 as compared to 2013.
Comparison of 2015 with 2014
The increase in noninterest expense for 2015 over 2014 was due to increases in salaries and employee benefits, merger related expenses, and furniture and equipment. The increase was partially offset by decreases in credit related expense, OREO expense, and other expenses.
Salaries and employee benefits amounted to $84.9 million for 2015, an increase of $9.2 million, or 12%, compared to $75.7 million for 2014. The increase was comprised of a $6.2 million increase in employee salaries, a $1.2 million increase in insurance benefits, and a $386 thousand increase in employer 401(k) contributions. These increases primarily reflect increases in the number of full-time equivalent employees to 938 at December 31, 2015, from 915 as of December 31, 2014 and 835 at December 31, 2013. In addition, expenses for temporary personnel increased by $732 thousand and the provision for bonuses increased by $1.0 million.
Furniture and equipment expense increased $1.1 million, or 14%, to $9.2 million for 2015, compared to $8.1 million in 2014. These expenses were comprised primarily of depreciation expense and building and equipment maintenance costs. Depreciation for furniture and equipment increased by $348 thousand primarily due to increases in fixed assets for our branches. Maintenance costs for hardware equipment and software increased by $777 thousand during the year.
Merger related expenses increased $1.2 million, to $1.5 million for 2015, compared to $322 thousand in 2014. The merger related expenses in 2015, primarily consisting of fees for legal counsel and financial advisors, were associated with the announced plan of merger agreement with Wilshire Bancorp, Inc. on December 7, 2015.
Credit related expenses decreased $5.0 million, or 72%, to $1.9 million for 2015, compared to $6.9 million in 2014. The allowance for unused lines of credit and uncollected escrow advances decreased during the year, resulting in a $1.6 million decrease in provision compared to 2014. In addition, loan collection and foreclosure expenses decreased by $2.1 million during the year.
OREO expense decreased $1.7 million, or 53%, to $1.5 million in 2015, compared to $3.3 million in 2014. The decrease was caused by an increase of $1.6 million in income from our OREO properties and an increase of $633 thousand in gains on the sales of OREO properties during the year. The decrease was offset by an increase of $904 thousand in management and maintenance fees related to our OREO properties.
Other expenses decreased $2.7 million, or 20%, to $10.9 million in 2015, compared to $13.6 million in 2014. The decrease in other expenses was attributed to decreases in amortization on our core deposit intangible assets, a decrease in director fees, and a decrease in payables due to the expiration of FDIC loss sharing agreements for our covered assets.
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
Credit related expenses increased $1.0 million, or 17%, to $6.9 million for 2014, compared to $5.9 million in 2013. The allowance for unused lines of credit and uncollected escrow advances increased during the year, resulting in a $1.9 million additional provision compared to 2013.
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2015	Amount	%	2014	Amount	%	2013
Noninterest Expense:
Salaries and employee benefits	$84,899	$9,198	12%	$75,701	$8,896	13%	$66,805
Occupancy	19,391	261	1%	19,130	1,454	8%	17,676
Furniture and equipment	9,245	1,113	14%	8,132	1,323	19%	6,809
Advertising and marketing	5,090	(336)	(6)%	5,426	242	5%	5,184
Data processing and communications	9,179	283	3%	8,896	1,301	17%	7,595
Professional fees	5,585	(297)	(5)%	5,882	688	13%	5,194
FDIC assessment	4,088	(265)	(6)%	4,353	1,044	32%	3,309
Credit related expense	1,924	(4,952)	(72)%	6,876	1,008	17%	5,868
OREO expense	1,523	(1,747)	(53)%	3,270	237	8%	3,033
Merger and integration expense	1,540	1,218	378%	322	(4,839)	(94)%	5,161
Other	10,920	(2,716)	(20)%	13,636	(1,350)	(9)%	14,986
Total noninterest expense:	$153,384	$1,760	1%	$151,624	$10,004	7%	$141,620

Income Tax Provision
The provision for income taxes for 2015 was $63.1 million compared to $57.9 million in 2014 and $52.4 million in 2013. The effective income tax rate was 41% for 2015 compared to 40% for 2014 and 39% for 2013. See Note 10 of Notes to Consolidated Financial Statements for more detailed information on income taxes.

Financial Condition
Our total assets were $7.91 billion at December 31, 2015 compared to $7.14 billion at December 31, 2014, an increase of $772.3 million, or 11%. The increase in total assets is comprised mainly of increases in net loans receivable of $674.5 million, securities available for sale of $218.0 million, investments in affordable housing partnerships of $14.6 million, and other assets of $5.1 million which were partially offset by decreases in cash and cash equivalents of $163.8 million, loans held for sale of $20.0 million, FHLB stock of $9.4 million, and other intangible assets of $1.1 million.
Loan Portfolio
We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans and trade finance loans. Gross loans receivable rose by $683.1 million to $6.25 billion at December 31, 2015 from $5.57 billion at December 31, 2014.
During 2015, new loans originated were $1.7 billion, compared to $1.3 billion for 2014. Loan growth remained concentrated in commercial real estate loans. The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and vary as the prime lending rate varies. Approximately 47% of our total loans were adjustable rate loans at December 31, 2015, compared to 48% at December 31, 2014.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us, if any. As of December 31, 2015, our lending limit was approximately $141.8 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of approximately $236.3 million to one borrower. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $84.9 million, which were performing as agreed at December 31, 2015.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan portfolio composition:
Real estate loans:
Residential	$33,797	0%	$21,415	0%	$10,039	0%	$9,247	0%	$2,043	0%
Commercial	4,912,655	78%	4,324,349	78%	3,821,163	75%	3,100,466	72%	2,631,880	70%
Construction	123,030	2%	94,086	2%	72,856	2%	65,045	2%	44,756	1%
Total real estate loans	5,069,482	80%	4,439,850	80%	3,904,058	77%	3,174,758	74%	2,678,679	71%
Commercial business	980,153	16%	903,621	16%	949,093	19%	921,556	21%	849,576	23%
Trade finance	99,163	2%	134,762	2%	124,685	2%	152,070	4%	146,684	4%
Consumer and other	102,573	2%	89,849	2%	98,507	2%	49,954	1%	66,631	2%
Total loans outstanding	6,251,371	100%	5,568,082	100%	5,076,343	100%	4,298,338	100%	3,741,570	100%
Less: deferred loan fees	(3,030)		(2,890)		(2,168)		(2,086)		(2,744)
Gross loans receivable	6,248,341		5,565,192		5,074,175		4,296,252		3,738,826
Less: allowance for loan losses	(76,408)		(67,758)		(67,320)		(66,941)		(61,952)
Loans receivable, net	$6,171,933		$5,497,434		$5,006,855		$4,229,311		$3,676,874
Real Estate Loans
Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Residential real estate loans comprise less than 1% of the total loan portfolio. Construction loans are also a small portion of the total real estate portfolio, comprising approximately 2% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $629.6 million or, 14.2%, to $5.1 billion at December 31, 2015 from $4.4 billion at December 31, 2014.

Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, and SBA loans. Business term loans are generally provided to finance business acquisitions, working capital and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are regularly reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. During 2015, commercial business loans increased by $76.5 million, or 8%, to $980.2 million at December 31, 2015 from $903.6 million at December 31, 2014 primarily due to loan payoffs and paydowns. Consumer loans comprise 2% of the total loan portfolio. Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, signature (unsecured) lines of credit and loans, single-family mortgages, and credit card loans.
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Commitments to extend credit	$802,251	$586,714	$668,306	$690,917	$458,096
Standby letters of credit	45,083	41,987	44,190	39,176	29,028
Other commercial letters of credit	36,256	37,439	56,380	51,257	49,457
	$883,590	$666,140	$768,876	$781,350	$536,581

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
Nonperforming assets were $110.2 million at December 31, 2015, compared to $125.8 million at December 31, 2014. The decrease in nonperforming assets in 2015 was primarily due to decreases of $5.6 million in nonaccrual loans, $9.1 million in restructured loans, $903 thousand in OREO and offset by an increase in loans past due 90 days or more by $14 thousand. The following table illustrates the composition of nonperforming assets as of the dates indicated:

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$40,801	$46,353	$39,154	$29,653	$32,291
Loans past due 90 days or more, still accruing	375	361	5	—	6
Accruing restructured loans	47,984	57,128	33,904	29,849	18,776
Total nonperforming loans	$89,160	$103,842	$73,063	$59,502	$51,073
Other real estate owned	21,035	21,938	24,288	2,698	7,624
Total nonperforming assets	$110,195	$125,780	$97,351	$62,200	$58,697

Maturity and Repricing of Loans
The following table illustrates the maturity distribution and repricing intervals of loans outstanding as of December 31, 2015.

	December 31, 2015
	Loans Maturing and repricing

(In thousands)	Within One Year	Between One and Five Years	After Five Years	Total Loans Outstanding
Real estate loans:
Residential	$1,406	$23,678	$8,713	$33,797
Commercial	255,672	2,853,498	1,803,485	4,912,655
Construction	92,158	30,872	—	123,030
Total real estate loans	349,236	2,908,048	1,812,198	5,069,482
Commercial business loans	393,940	415,317	170,896	980,153
Trade finance loans	98,388	775	—	99,163
Consumer loans	24,026	28,340	50,207	102,573
Total	$865,590	$3,352,480	$2,033,301	$6,251,371

Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Chicago and Seattle metropolitan areas. At December 31, 2015, California represented 75.9% of the total loans outstanding and New York and New Jersey represented 16.2%. The remaining 7.9% of total loans outstanding represented other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the Southern California market, most of our business activity is with customers located within Los Angeles County (68.2%). Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Los Angeles County area. Within our commercial real estate loan portfolio, the largest industry concentrations are retail building (26.2%), hotel/motel (20.9%), gas station & car wash (13.2%), and industrial & warehouse (10.4%). Within our commercial and industrial loan portfolio, the largest industry concentrations are wholesalers (32.2%), retail trade (22.7%), and manufacturing (14.1%).
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
The allowance for loan losses was $76.4 million at December 31, 2015, compared to $67.8 million at December 31, 2014. We recorded provisions for loan losses of $8.0 million in 2015, compared to $12.6 million in 2014 and $20.0 million in 2013.

During 2015, we charged off $4.9 million in loans outstanding and recovered $5.6 million in loans previously charged off. Total Criticized Loans at December 31, 2015 were $307.8 million compared to $346.4 million at December 31, 2014. The allowance for loan losses was 1.22% of gross loans at December 31, 2015, compared to 1.22% at December 31, 2014.
For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and inherent losses. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. We further segregate these stratifications between loans accounted for under the amortized cost method (referred to as “Legacy Loans”) and loans acquired (referred to as “Acquired Loans”), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses. See “Financial Condition—Allowance for Loan Losses Methodology” for a detailed description of our loan loss methodology.
Impaired loans as defined by FASB ASC 310-10-35, Accounting by Creditors for Impairment of a Loan, totaled $138.1 million and $127.1 million, respectively, as of December 31, 2015 and December 31, 2014, with specific allowances of $8.8 million and $10.9 million, respectively. The MLC, and Directors Loan Committee and the Management ALLL Committee of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations, and internal and external reviews of the overall quality of our loan portfolio, we believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2015. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.
The following table illustrates total delinquent loans as of the dates indicated:

DELINQUENT LOANS BY TYPE	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
	(In thousands)
Real estate—Residential	$—	$—	$—	$—	$36
Real estate—Commercial	28,085	34,051	35,492	25,502	26,985
Real estate—Construction	1,369	1,521	—	—	128
Commercial business	15,893	12,875	11,366	8,421	15,038
Trade finance	1,731	3,194	1,031	869	117
Consumer and other	2,087	1,211	1,364	1,275	1,227
Total Delinquent Loans	$49,165	$52,852	$49,253	$36,067	$43,531
Nonaccrual loans included above	$40,801	$46,353	$39,154	$29,653	$32,291

	As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Nonaccrual loans (2)	Total Delinquent loans
Legacy Loans	(In thousands)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	574	—	—	574	2,383	2,957
Hotel & Motel	854	—	—	854	318	1,172
Gas Station & Car Wash	—	640	330	970	2,418	3,388
Mixed Use	—	—	—	—	1,407	1,407
Industrial & Warehouse	—	110	—	110	2,275	2,385
Other	—	—	—	—	2,930	2,930
Real estate—Construction	—	—	—	—	1,369	1,369
Commercial business	905	770	—	1,675	13,393	15,068
Trade finance	—	—	—	—	1,731	1,731
Consumer and other	770	158	45	973	245	1,218
Subtotal	$3,103	$1,678	$375	$5,156	$28,469	$33,625
Acquired Loans(1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	2,572	—	—	2,572	2,113	4,685
Hotel & Motel	—	—	—	—	5,072	5,072
Gas Station & Car Wash	—	—	—	—		—
Mixed Use	—	—	—	—	415	415
Industrial & Warehouse	—	—	—	—	990	990
Other	—	—	—	—	2,684	2,684
Real estate—Construction	—	—	—	—	—	—
Commercial business	310	39	—	349	476	825
Trade finance	—	—	—	—	—	—
Consumer and other	287	—	—	287	582	869
Subtotal	$3,169	$39	$—	$3,208	$12,332	$15,540
TOTAL	$6,272	$1,717	$375	$8,364	$40,801	$49,165

(1)	The Acquired Loan balances exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $18.7 million.
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

Loans assigned a risk rating of Special Mention or worse are referred to as Criticized Loans and loans assigned a risk rating of Substandard or worse are referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
	(In thousands)
Special Mention	$104,186	$122,335	$89,489	$79,589	$97,785
Substandard	201,362	221,875	258,500	207,945	208,555
Doubtful	2,214	2,187	7,861	1,134	7,282
Loss	—	—	—	—	—
Total Criticized Loans	$307,762	$346,397	$355,850	$288,668	$313,622

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding and other pertinent ratios as of the dates and for the years indicated:

(In thousands)	December 31,
	2015	2014	2013	2012	2011
LOANS:
Average gross loans receivable, including loans held for sale (net of deferred fees)	$5,846,658	$5,355,243	$4,692,089	$3,974,626	$2,352,253
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	6,248,341	5,565,192	5,074,175	4,296,252	3,738,826
ALLOWANCE:
Balance—beginning of year	$67,758	$67,320	$66,941	$61,952	$62,320
Loans charged off:
Residential real estate	—	—	—	—	—
Commercial and industrial real estate	741	2,726	8,529	7,182	18,698
Construction	—	—	—	—	3,489
Commercial business loans and Trade Finance	3,530	$14,933	$12,973	$10,650	$9,756
Consumer and other loans	641	100	567	948	256
Total loans charged off	4,912	17,759	22,069	18,780	32,199
Less: recoveries:
Commercial and industrial real estate	1,947	963	311	2,442	1,328
Commercial business loans and Trade Finance	3,011	4,366	1,937	1,832	2,320
Consumer and other loans	604	230	200	391	244
Total loan recovered	5,562	5,559	2,448	4,665	3,892
Net loans (recovered) charged off	(650)	12,200	19,621	14,115	28,307
Provision for loan losses	8,000	12,638	20,000	19,104	27,939
Balance—end of year	$76,408	$67,758	$67,320	$66,941	$61,952

	December 31,
	2015	2014	2013	2012	2011
RATIOS:
Net loan (recoveries) charge-offs to average gross loans	(0.01)%	0.23%	0.22%	0.36%	1.20%
Allowance for loan losses to gross loans	1.22%	1.22%	1.33%	1.56%	1.66%
Net loan charge-offs to beginning allowance	(0.96)%	18.12%	29.31%	21.09%	45.42%
Net loan charge offs to provision for loan losses	(8.13)%	96.53%	98.11%	73.89%	101.32%
Allowance for loan losses to nonperforming loans	85.70%	65.25%	92.14%	112.50%	121.30%

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
The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2015		12/31/2014		12/31/2013		12/31/2012		12/31/2011
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate—Residential	$230	—%	$146	—%	$25	—%	$74	—%	$9	—%
Real estate—Commercial	54,505	78%	46,535	78%	45,897	75%	45,163	72%	38,307	70%
Real estate—Construction	917	2%	667	2%	628	1%	986	2%	724	1%
Commercial business	16,547	16%	16,471	16%	17,592	19%	17,606	21%	20,681	23%
Trade finance	3,592	2%	3,456	2%	2,653	3%	2,352	4%	1,786	4%
Consumer and other	617	2%	483	2%	525	2%	760	1%	445	2%
Unallocated	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$76,408	100%	$67,758	100%	$67,320	100%	$66,941	100%	$61,952	100%

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
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). For the acquired loans, the allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for a specified period determined by management and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. As of December 31, 2015, we utilized nineteen non-homogeneous loan pools in the quantitative analysis process. The non-impaired commercial real estate loan portfolio was stratified into fourteen different loan pools based on property types and the non-impaired commercial and industrial loan portfolio was stratified into five different loan pools based on loan type in order to allocate historic loss experience to more granular loan pools.
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
The scope for evaluation of individual impairment includes all loans risk graded Doubtful or Loss, all TDRs and all loans risk graded Substandard that are greater than $1.0 million regardless of performance under their contractual terms. We utilize a preliminary non-impairment test, that is applied to loans for $1.0 million or more that are graded Substandard and are less than 60 days past due and accruing and are not TDRs. We use a five-step test with the following criteria: (1) the loan is current with no 30-day late payments in the past six months; (2) the loan payments are the contractual, non-modified amount; (3) the financial information that supports payment capacity is not aged over one year; (4) the global cash flow supports the current payment amount at a ratio of 1:1 or better; and (5) for CRE loans secured by a first lien on real estate collateral, the most current LTV is below 100%.
If the loan meets all of these criteria, it is not considered impaired and is subject to the general loan loss allowance for non-impaired loans. Impaired loans at December 31, 2015, were $138.1 million, a net increase of $11.0 million from $127.1 million at December 31, 2014. This net increase in impaired loans is due primarily to an increase in Legacy loans that became impaired during they year.

Covered Loans
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California and appointed the FDIC as its receiver. On the same date, the Company assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC. These agreements provide for the sharing of losses and recoveries on the covered assets. The loss sharing provisions of the agreements expired on June 30, 2015, however, the Company will continue to reimburse the FDIC for recoveries on its covered assets until June 30, 2018. Under the terms of the agreement, the Company’s FDIC clawback liability was $2.1 million as of December 31, 2015.
Covered nonperforming assets totaled $1.3 million at December 31, 2015. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2015 were as follows:

(In thousands)	December 31, 2015
Covered loans on nonaccrual status	$1,118
Covered other real estate owned	220
Total covered nonperforming assets	$1,338

Acquired covered loans	$22,989
Covered nonperforming assets to net covered loans	5.82%
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
Our available-for-sale securities totaled $1.0 billion at December 31, 2015, compared to $792.5 million at December 31, 2014. We had no securities in the held to maturity category at December 31, 2015 or 2014. We paid down $146.4 million and purchased $397.9 million in available-for-sale securities during the year. We sold securities and received proceeds totaling $22.5 million which resulted in a net gain on sale of $424 thousand during the year. Securities with a carrying value of $1.0 million were pledged to the FRB at December 31, 2015 and no securities were pledged to the FHLB. We also pledged securities with a carrying value of $358.6 million to the California State Treasurer’s Office as collateral for time certificates deposit. Our investment portfolio consists of U.S. Treasury bills, government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), mutual funds, a corporate note and municipal bonds.
Our available-for-sale securities portfolio is primarily invested in CMOs and residential MBS, which comprised 94% and 97% of our total available-for-sale portfolio as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, all of our CMOs and MBS were issued by GNMA, FNMA or FHLMC, which guarantee the contractual cash flows of these investments.

Investment Portfolio Balance and Fair Value

	December 31,
	2015			2014
	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)
	(In thousands)
Available-for-sale:
Debt securities*:
GSE CMOs	$454,096	$449,980	$(4,116)	$304,947	$302,774	$(2,173)
GSE MBS	497,889	498,047	158	460,487	465,489	5,002
Trust Preferred Securities	4,545	3,749	(796)	4,531	3,987	(544)
Municipal Bonds	44,105	45,511	1,406	6,487	6,930	443
Total debt securities	1,000,635	997,287	(3,348)	776,452	779,180	2,728
Mutual funds	13,425	13,269	(156)	13,425	13,343	(82)
Total available-for-sale	$1,014,060	$1,010,556	$(3,504)	$789,877	$792,523	$2,646

* GSE bonds were issued by GNMA, FNMA, and FHLMC and are all mortgage-backed securities.

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2015.

Investment Portfolio Maturities and Weighted Average Yields
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
GSE CMOs	$—	—%	$2,298	1.55%	$12,095	1.85%	$435,587	2.25%	$449,980	2.24%
GSE MBS	—	—%	5,095	2.8%	77,282	1.97%	415,670	2.39%	498,047	2.33%
Trust Preferred Securities	—	—%	—	—%	—	—%	3,749	1.73%	3,749	0.00%
Municipal Bonds	—	—%	2,332	5.4%	28,209	3.18%	14,970	3.52%	45,511	3.40%
Mutual funds	—	—%	—	—%	—	—%	13,269	2.05%	13,269	1.73%
Total available-for-sale	$—	—%	$9,725	3.10%	$117,586	2.24%	$883,245	2.33%	$1,010,556	2.33%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015.

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Collateralized mortgage obligations*	31	$300,202	$(2,611)	8	$70,857	$(2,344)	39	$371,059	$(4,955)
Mortgage-backed securities*	28	247,160	(1,487)	3	27,947	(1,358)	31	275,107	(2,845)
Municipal bonds	1	127	—	—	—	—	1	127	—
Trust preferred securities	—	—	—	1	3,750	(796)	1	3,750	(796)
Mutual funds	1	13,269	(156)	—	—	—	1	13,269	(156)
	61	$560,758	$(4,254)	12	$102,554	$(4,498)	73	$663,312	$(8,752)
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
ASC Topic 320 requires an entity to assess whether the entity plans to sell an equity security and does not expect the fair value of the equity security to recover by the time of the sale. If both of these conditions are met, an entity must recognize OTTI when the decision to sell is made. The entity considers facts and circumstances present at the time of assessment, which include the consideration of general market conditions, and the duration and extent to which the fair value is below cost. OTTI related to equity securities is recognized in earnings.
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
We consider the losses on our investments in an unrealized loss position at December 31, 2015 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.
Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $6.3 billion at December 31, 2015 from $5.7 billion at December 31, 2014.
The increase in deposits during 2015 was primarily due to the completion of marketing campaigns during the year. The increases reflect higher balances of noninterest bearing demand deposits, money market accounts and jumbo time deposits. At December 31, 2015, we had $374.6 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $206.3 million and $300.0 million, respectively, at December 31, 2014. The brokered deposits represented approximately 5.9% of our total deposits as of December 31, 2015 compared to 3.6% as of December 31, 2014. The California

State Treasurer deposits have three months maturities with a weighted average interest rate of 0.15% at December 31, 2015 compared to 0.07% at December 31, 2014.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated.

	December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$1,694,427	27%	$1,543,018	27%	$1,399,454	27%
Demand, interest bearing	1,983,250	31%	1,663,855	29%	1,376,068	27%
Savings	187,498	3%	198,205	4%	222,446	4%
Time deposit of $100,000 or more	1,772,975	28%	1,667,367	29%	1,498,784	29%
Other time deposits	702,826	11%	621,007	11%	651,305	13%
Total Deposits	$6,340,976	100%	$5,693,452	100%	$5,148,057	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$700,991	28%	$612,548	27%	$605,332	28%
Over three months through six months	467,615	19%	684,470	30%	426,824	20%
Over six months through twelve months	1,083,248	44%	714,901	31%	862,334	40%
Over twelve months	223,947	9%	276,455	12%	255,599	12%
Total time deposits	$2,475,801	100%	$2,288,374	100%	$2,150,089	100%

The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more and $250,000 or more as of December 31, 2015.

	$100,000 or more		$250,000 or more
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$585,587	33%	$407,342	44%
Over three months through six months	319,386	18%	128,818	14%
Over six months through twelve months	714,720	40%	338,569	36%
Over twelve months	153,282	9%	57,945	6%
Total time deposits	$1,772,975	100%	$932,674	100%

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
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2015 and 2014, we did not have any federal funds purchased.
FHLB Advances
We may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2015 and 2014, FHLB advances totaled $530.6 million and $481.0 million with average remaining maturities of 1.9 years and 2.6 years, respectively. The weighted average rate for FHLB advances was 1.15% at year-end 2015, compared to 1.09% at year-end 2014. As of December 31, 2015, our remaining available FHLB borrowing capacity based on pledged collateral was $1.83 billion. See Note 8 of Notes to Consolidated Financial Statements for more detailed information on FHLB advances.
Subordinated Debentures
At December 31, 2015, five wholly owned subsidiary grantor trusts (“Trusts”) established by us had issued $46.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
As of December 31, 2015 and 2014, Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $46.0 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $42.3 million as of December 31, 2015, issued by us to the Trust and the investment in Trusts’ common stock of $1.6 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2015.

TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	RATE AT 12/31/2015	INTEREST DISTRIBUTION DATES
(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	3.66%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	3.17%	Every 7th of January, April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/17/2033	3 month LIBOR + 2.95%	3.48%	Every 17th of March, June, September and December
Nara Statutory Trust VI	3/22/2007	$8,000	$8,248	6/15/2037	3 month LIBOR +1.65%	2.16%	Every 15th of March, June, September and December
Center Capital Trust I	12/30/2003	$18,000	$13,459	1/7/2034	3 month LIBOR +2.85%	3.17%	Every 7th of January, April, July and October
Total Trust		$46,000	$42,327

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
In conjunction with the acquisition of PIB, we assumed a warrant (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. At the acquisition date, the warrants were canceled and converted into a warrant to purchase BBCN Bancorp common stock which expires on December 12, 2018. As of December 31, 2015, the U.S. Treasury Department held the warrant for the purchase of 19,276 shares of our common stock.
Our total stockholders’ equity increased $55.3 million, or 6%, to $938.1 million at December 31, 2015 from $882.8 million at December 31, 2014 primarily due to net income of $92.3 million during the year and partially offset by other comprehensive loss of $3.5 million and dividends on common stock of $33.4 million. At December 31, 2015, our ratio of common equity to total assets was 11.88% compared to 12.36% at December 31, 2014, and our tangible common equity represented 10.63% of tangible assets at December 31, 2015, compared with 11.00% of tangible assets at December 31, 2014. Tangible common equity per share was $10.43 at December 31, 2015, compared with $9.72 at December 31, 2014. Tangible common equity to tangible assets is a non-GAAP financial measure that represents common equity less goodwill and net other intangible assets divided by total assets less goodwill and net other intangible assets. We review tangible common equity to tangible assets in evaluating the capital levels.
The following tables compare BBCN Bancorp’s and the Bank’s actual capital at December 31, 2015 to those required by our regulatory agencies to be deemed “adequately capitalized” for capital adequacy classification purposes:

	As of December 31, 2015 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$833,868	12.08%	$310,732	4.50%	$523,136	7.58%
Total capital (to risk-weighted assets	$953,132	13.80%	$552,412	8.00%	$400,720	5.80%
Tier 1 capital (to risk weighted assets)	$874,771	12.67%	$414,309	6.00%	$460,462	6.67%
Tier 1 capital (to average assets)	$874,771	11.53%	$303,528	4.00%	$571,243	7.53%

	As of December 31, 2015 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bank
Common equity tier 1 capital (to risk-weighted assets):	$866,652	12.56%	$310,627	4.50%	$556,025	8.06%
Total capital (to risk-weighted assets	$945,013	13.69%	$552,226	8.00%	$392,787	5.69%
Tier 1 capital (to risk weighted assets)	$866,652	12.56%	$414,170	6.00%	$452,482	6.56%
Tier 1 capital (to average assets)	$866,652	11.43%	$303,410	4.00%	$563,242	7.43%
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
Net cash inflows from operating activities totaled $122.9 million, $135.5 million and $134.2 million during 2015, 2014 and 2013, respectively. Net cash inflows from operating activities for 2015 were primarily attributable to proceeds from sales of loans and net income.
Net cash outflows from investing activities totaled $949.8 million, $553.0 million and $377.4 million during 2015, 2014 and 2013, respectively. Net cash outflows for investing activities during 2015 were primarily from purchases of securities and the change in gross loans. These outflows were offset by proceeds received for securities available for sale that were paid down during the year.
Net cash inflows from financing activities totaled $663.1 million, $562.9 million and $247.0 million during 2015, 2014 and 2013, respectively. Net cash inflows from financing activities for 2015 was primarily attributable to an increase in deposits and proceeds from FHLB advances.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB or the FRB’s Discount Window. The maximum amount that we are currently available to borrow on an overnight basis from the FHLB and the FRB is $2.4 billion, and currently we have $530.6 million in borrowings from the FHLB. The Federal Home Loan Bank System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisted of cash and cash equivalent, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days. Liquid assets totaled $1.0 billion and $929.1 million at December 31, 2015 and 2014, respectively. Cash and cash equivalents, including federal funds sold totaled $298.4 million at December 31, 2015 compared to $462.2 million at December 31, 2014.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds, 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits and other collateralized borrowings, that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2015, our gross loan to deposit ratio averaged 99%, compared to an average ratio of 98% and 99% for 2014 and 2013.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2015, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2015, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
The following table summarizes BBCN Bancorp’s contractual obligations and commitments to make future payments as of December 31, 2015. Payments shown for time deposits and FHLB advances do not include interest.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Contractual Obligations and Commitments
Time Deposits	$2,475,801	$2,251,854	$218,828	$4,668	$451
Subordinated Debentures	47,630	205	—	—	47,425
Federal Home Loan Bank Advances	530,591	175,000	235,591	120,000	—
Operating Lease Obligations	44,143	8,645	15,445	9,181	10,872
Unused commitments to extend credit	802,251	546,532	223,793	3,918	28,008
Standby letters of credit	45,083	42,457	2,626	—	—
Other commercial letters of credit	36,256	35,945	311	—	—
Total	$3,981,755	$3,060,638	$696,594	$137,767	$86,756

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table illustrates our combined asset and liability repricing as of December 31, 2015:

	0 - 90 days or Less	Over 90 Days to 365 days	1 - 5 years Amount	Over 5 years Amount	Total
	(In thousands)
Rate Sensitive Assets
Investments(1)	$278,854	$134,604	$446,665	$420,747	$1,280,870
Loans(2)	2,312,821	267,439	3,245,146	434,238	6,259,644
Total rate sensitive assets	$2,591,675	$402,043	$3,691,811	$854,985	$7,540,514
Rate Sensitive Liabilities
TCD $100,000 or more	$585,587	$1,034,106	$153,282	$—	$1,772,975
TCD under $100,000	115,403	516,758	70,665	—	702,826
Money Market accounts and other	1,983,250	—	—	—	1,983,250
Savings accounts	137,155	29,583	20,754	6	187,498
Borrowings from FHLB	50,000	125,000	355,591	—	530,591
Subordinated Debentures	42,327	—	—	—	42,327
Total rate sensitive liabilities	$2,913,722	$1,705,447	$600,292	$6	$5,219,467

Net Gap Position	$(322,047)	$(1,303,404)	$3,091,519	$854,979
Cumulative Gap Position	$(322,047)	$(1,625,451)	$1,466,068	$2,321,047
 ___________________

(1)	Includes investment securities, other investments term federal funds sold and FHLB stocks, and interest bearing deposits with other financial institutions.

(2)	Includes loans held for sale of $8.2 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2015, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios, were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2015		December 31, 2014
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	3.38%	(5.57)%	5.74%	(2.77)%
+ 100 basis points	1.49%	(2.47)%	2.68%	(1.07)%
- 100 basis points	0.37%	1.33%	(1.02)%	0.06%
- 200 basis points	(0.71)%	0.41%	(1.39)%	(2.09)%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analyses, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2015.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of BBCN Bancorp, together with the reports thereon of BDO USA, LLP and KPMG LLP begin on page F-1 of this Report and are incorporated herein by reference:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements for the Years Ended December 31, 2015, 2014 and 2013
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2015.

b.	Management’s Annual Report on Internal Control Over Financial Reporting
The management of BBCN Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in the 2013 Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and which is effected by the Company’s board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
With the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in the section herein.

/S/ KEVIN S. KIM	/S/ DOUGLAS J. GODDARD
Kevin S. Km	Douglas J. Goddard
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Los Angeles, California	Los Angeles, California
March 3, 2016	March 3, 2016

c.	Evaluation of Changes in Internal Control Over Financial Reporting
The Company completed remediation efforts related to a control deficiency that, during the quarter ended September 30, 2015, could have resulted in a material misstatement of the Company’s consolidated financial statements. During the quarter ended September 30, 2015, the Company concluded the control deficiency resulted in a material weakness.
The material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the years ended December 31, 2014, 2013, and 2012.
The Company took certain actions to remediate the material weakness. Among other things, the Company:

•	re-designed controls and procedures around the review by management of asset classifications for investments

•	created new general ledger accounts and descriptions specifically for time deposits due from banks that have original maturities greater than ninety days

As a result of the completed remediation efforts, there were improvements in internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2015 that have materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
BBCN Bancorp, Inc.
Los Angeles, California
We have audited BBCN Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BBCN Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying item 9A Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, BBCN Bancorp Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of BBCN Bancorp Inc. and subsidiaries as of December 31, 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015 and our report dated March 3, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Los Angeles, California
March 3, 2016

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the section of BBCN Bancorp’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) entitled “Election of Directors” and the discussion in the 2016 Proxy Statement of the Code of Ethics and Business Conduct in the Nomination and Governance Committee Report.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the sections of the 2016 Proxy Statement entitled “Election of Directors, “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to the sections of the 2016 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	487,851	$19.07	2,533,850
Equity compensation plans not approved by security holders	—	—	—
Total	487,851	$19.07	2,533,850

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the sections of the 2016 Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section of the 2016 Proxy Statement entitled “Ratification of the Selection of the Independent Registered Public Accounting Firm.”

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

2.1
Agreement and Plan of Merger, dated as of December 7, 2015, between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on December 7, 2015)

3.1
Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000, SEC file number 333-50126)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003, SEC file number 333-102974)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, filed with the SEC on August 9, 2004)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Appendix B, filed with the SEC on November 9, 2005)

3.5
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007)

3.6
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 30, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.6, filed with the SEC on March 1, 2013)

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on May 11, 2015)

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

Number	Description
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
10.1
Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 99.2, filed with the SEC on April 9, 2001, SEC file number 333-58508)

10.2
Nara Bank, N.A. Executive Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.3
Center Bank Executive Deferred Compensation Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2006, filed with the SEC on May 5, 2006, SEC file number 000-50050)

10.4
Center Financial Corporation 2006 Stock Incentive Plan, as Amended and Restated June 13, 2007 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2007, filed with the SEC on July 26, 2007, SEC file number 000-50050)

10.5
Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.6
BBCN Employees’ 401(K) & Profit Sharing Plan, as amended and restated December 1, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.16, filed with the SEC on March 1, 2013)

10.7
Amended and Restated Employment Agreement, dated July 11, 2014, by and between BBCN Bancorp, Inc. and Kevin S. Kim (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on August 8, 2014)

10.8	Amended and Restated BBCN Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on May 11, 2015)

10.9
Tax Sharing Agreement among BBCN Bancorp, Inc., BBCN Bank, N.A., Nara Bancorp Capital Trust I, Nara Capital Trust III, Nara Statutory Trust IV, Nara Statutory Trust V, Nara Statutory Trust VI, and Center Capital Trust I*

14.1
Director Code of Ethics and Business Conduct (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 14.1, for the year ended December 31, 2011, filed with the SEC on March 13, 2012)

14.2	Code of Ethics and Business Conduct*

23.1	Consent of KPMG LLP*

23.2	Consent of BDO USA, LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

101.INS	XBRL Instance Document*

Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*	Filed herewith

**	Furnished herewith
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

By:	/S/ KEVIN S. KIM	March 3, 2016	Kevin S. Kim
Chairman, President and Chief Executive Officer

By:	/S/ DOUGLAS J. GODDARD	March 3, 2016	Douglas J. Goddard
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ DAVID P. MALONE	March 3, 2016	David P. Malone
Chairman, BBCN Bank

By:	/S/ DALE S. ZUEHLS	March 3, 2016	Dale S. Zuehls
Lead Independent Director

By:	/S/ JINHO DOO	March 3, 2016	Jinho Doo
Director

By:	/S/ JIN CHUL JHUNG	March 3, 2016	Jin Chul Jhung
Director

By:	/S/ PETER Y.S. KIM	March 3, 2016	Peter Y.S. Kim
Director

By:	/S/ SANG HOON KIM	March 3, 2016	Sang Hoon Kim
Director

By:	/S/ CHUNG HYUN LEE	March 3, 2016	Chung Hyun Lee
Director

By:	/S/ WILLIAM J. LEWIS	March 3, 2016	William J. Lewis
Director

By:	/S/ GARY E. PETERSON	March 3, 2016	Gary E. Peterson
Director

By:	/S/ SCOTT YOON-SUK WHANG	March 3, 2016	Scott Yoon-Suk Whang
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BBCN Bancorp, Inc.
Los Angeles, California
We have audited the accompanying consolidated statement of financial condition of BBCN Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBCN Bancorp, Inc. and subsidiaries at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BBCN Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Los Angeles, California
March 3, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
BBCN Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of BBCN Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Los Angeles, California
March 2, 2015

BBCN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2015 AND 2014

	2015	2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$94,934	$86,119
Interest bearing deposit at the Federal Reserve Bank (“FRB”)	203,455	376,041
Total cash and cash equivalents	298,389	462,160
Other investments	47,895	4,384
Securities available-for-sale, at fair value	1,010,556	792,523
Loans held for sale, at the lower of cost or fair value	8,273	28,311
Loans receivable, net of allowance for loan losses (December 31, 2015 - $76,408; December 31, 2014 - $67,758)	6,171,933	5,497,434
Other real estate owned (“OREO”), net	21,035	21,938
Federal Home Loan Bank (“FHLB”) stock, at cost	18,964	28,324
Premises and equipment, net of accumulated depreciation and amortization (December 31, 2015 - $35,792; December 31, 2014 - $29,915)	34,575	30,722
Accrued interest receivable	15,195	13,634
Deferred tax assets, net	67,004	63,023
Customers’ liabilities on acceptances	1,463	1,889
Bank owned life insurance (“BOLI”)	47,018	45,927
Investments in affordable housing partnerships	25,014	10,401
Goodwill	105,401	105,401
Other intangible assets, net	2,820	3,887
Servicing assets	12,000	10,341
Other assets	25,113	20,031
Total assets	$7,912,648	$7,140,330

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued) December 31, 2015 AND 2014

	2015	2014
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$1,694,427	$1,543,018
Interest bearing:
Money market and NOW accounts	1,983,250	1,663,855
Savings deposits	187,498	198,205
Time deposits of $100,000 or more	1,772,975	1,667,367
Other time deposits	702,826	621,007
Total deposits	6,340,976	5,693,452
FHLB advances	530,591	480,975
Subordinated debentures	42,327	42,158
Accrued interest payable	6,007	5,855
Acceptances outstanding	1,463	1,889
Other liabilities	53,189	33,228
Total liabilities	6,974,553	6,257,557
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2015 and December 31, 2014; issued and outstanding, 79,566,356 and 79,503,552 shares at December 31, 2015 and December 31, 2014, respectively	80	79
Additional paid-in capital	541,596	541,589
Retained earnings	398,251	339,400
Accumulated other comprehensive (loss) income, net	(1,832)	1,705
Total stockholders’ equity	938,095	882,773
Total liabilities and stockholders’ equity	$7,912,648	$7,140,330

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$291,344	$283,817	$266,684
Interest on securities	18,611	16,084	14,663
Interest on federal funds sold and other investments	3,705	2,756	1,726
Total interest income	313,660	302,657	283,073
INTEREST EXPENSE:
Interest on deposits	33,412	29,178	23,321
Interest on FHLB advances	5,645	5,245	4,899
Interest on other borrowings	1,561	1,637	1,798
Total interest expense	40,618	36,060	30,018
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	273,042	266,597	253,055
PROVISION FOR LOAN LOSSES	8,000	12,638	20,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	265,042	253,959	233,055
NONINTEREST INCOME:
Service fees on deposit accounts	12,206	13,686	12,838
International service fees	3,448	3,929	4,916
Loan servicing fees, net	3,135	3,228	3,955
Wire transfer fees	3,632	3,568	3,579
Other income and fees	7,911	6,602	5,800
Net gains on sales of SBA loans	12,665	13,174	11,515
Net gains on sales of other loans	270	—	62
Net gains on sales and calls of securities available for sale	424	—	54
Total noninterest income	43,691	44,187	42,719
NONINTEREST EXPENSE:
Salaries and employee benefits	84,899	75,701	66,805
Occupancy	19,391	19,130	17,676
Furniture and equipment	9,245	8,132	6,809
Advertising and marketing	5,090	5,426	5,184
Data processing and communication	9,179	8,896	7,595
Professional fees	5,585	5,882	5,194
FDIC assessments	4,088	4,353	3,309
Credit related expenses	1,924	6,876	5,868
OREO expense	1,523	3,270	3,033
Merger and integration expense	1,540	322	5,161
Other	10,920	13,636	14,986
Total noninterest expense	153,384	151,624	141,620
INCOME BEFORE INCOME TAX PROVISION	155,349	146,522	134,154
INCOME TAX PROVISION	63,091	57,907	52,399
NET INCOME	$92,258	$88,615	$81,755
EARNINGS PER COMMON SHARE
Basic	$1.16	$1.11	$1.03
Diluted	$1.16	$1.11	$1.03

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	For Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$92,258	$88,615	$81,755
Other comprehensive (loss) income:
Unrealized gains (losses) on securities available for sale and interest only strips	(5,717)	20,288	(33,035)
Reclassification adjustments for gains realized in income(1)	(424)	—	(54)
Tax (benefit) expense	(2,604)	8,398	(13,822)
Total other comprehensive (loss) income	(3,537)	11,890	(19,267)
Total comprehensive income	$88,721	$100,505	$62,488

(1)	Reclassification adjustments were recognized in net gains on sales of securities available for sale in the consolidated statements of income.

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net
	(In thousands, except share data)
BALANCE, DECEMBER 31, 2012	78,041,511	$78	$525,354	$216,590	$9,082
Acquisition of Pacific International Bancorp,Inc.	632,050	1	8,640
Acquisition of Foster Bankshares, Inc.	180,300		2,567
Issuance of additional shares pursuant to various stock plans	587,664		2,851
Tax effects of stock plans			249
Stock-based compensation			1,215
Cash dividends declared on common stock				(19,741)
Comprehensive income:
Net income				81,755
Other comprehensive loss:					(19,267)
BALANCE, DECEMBER 31, 2013	79,441,525	$79	$540,876	$278,604	$(10,185)
Issuance of additional shares pursuant to various stock plans	59,058		(34)
Tax effect of stock plans			—
Stock-based compensation			705
Issuance of shares in exchange for Foster common stock	2,969		42
Cash dividends declared on common stock				(27,819)
Comprehensive income:
Net income				88,615
Other comprehensive income:					11,890
BALANCE, DECEMBER 30, 2014	79,503,552	$79	$541,589	$339,400	1,705
Issuance of additional shares pursuant to various stock plans	56,235	1	(22)
Tax effect of stock plans			17
Stock-based compensation			1,046
Issuance of shares in exchange for Foster common stock	6,569		116
Redemption of stock warrant			(1,150)
Cash dividends declared on common stock				(33,407)
Comprehensive income:
Net income				92,258
Other comprehensive loss:					(3,537)
BALANCE, DECEMBER 30, 2015	79,566,356	$80	$541,596	$398,251	(1,832)

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,258	$88,615	$81,755
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(4,530)	(13,134)	(11,420)
Stock-based compensation expense	1,046	705	1,215
Provision for loan losses	8,000	12,638	20,000
Gain on bargain purchase of Pacific International Bancorp, Inc.	—	—	(118)
Valuation adjustment of loans held for sale	—	—	53
Valuation adjustment of OREO	1,267	1,674	1,432
Change in deferred income taxes, net	(1,376)	17,876	15,767
Proceeds from sales of loans held for sale	171,229	165,812	142,115
Originations of loans held for sale	(140,466)	(140,056)	(116,233)
Net gains on sales of SBA and other loans	(12,935)	(13,174)	(11,515)
Additions in servicing assets	(4,900)	(4,457)	(4,669)
Net change in bank owned life insurance	(1,091)	(1,157)	(1,003)
Loss on disposal of equipment	64	—	—
Net gains on sales and calls of securities available for sale	(424)	—	(54)
Net (gains) losses on sales of OREO	(1,147)	(513)	102
Change in accrued interest receivable	(1,561)	(231)	60
Change in prepaid FDIC insurance	—	—	7,574
Change in investments in affordable housing partnership	1,442	1,059	1,704
Change in FDIC loss share receivable	—	1,110	4,687
Change in other assets	(4,237)	13,083	12,856
Change in accrued interest payable	152	1,034	466
Change in other liabilities	20,095	4,645	(10,571)
Net cash provided by operating activities	122,886	135,529	134,203
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(673,899)	(481,310)	(402,172)
Proceeds from sales of securities available for sale	22,510	—	6,634
Proceeds from sales of OREO	11,309	9,277	3,808
Proceeds from sales of other loans held for sale	2,893	—	—
Proceeds from sales of equipment	7	—	—
Purchase of premises and equipment	(10,924)	(6,426)	(9,194)
Purchase of securities available for sale	(397,885)	(192,693)	(208,352)
Purchase of other investments	(43,511)	—	—
Purchase of FHLB stock	(150)	(536)	(1,969)
Redemption of FHLB Stock	9,510	153	66
Proceeds from matured, called or paid-down securities available for sale	146,407	118,566	174,316
Net cash received from acquisition - Pacific International Bancorp, Inc.	—	—	25,967
Net cash received from acquisition - Foster Bankshares, Inc.	—	—	40,961
Redemption of preferred stock upon acquisition	—	—	(7,475)
Investments in affordable housing partnerships	(16,055)	—	—
Net cash used in investing activities	(949,788)	(552,969)	(377,410)

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	647,710	546,170	299,755
Redemption of subordinated debenture	—	(15,464)	(4,124)
Payment of cash dividends on preferred and common stock	(33,407)	(27,819)	(19,741)
Proceeds from FHLB advances	350,000	90,000	180,000
Repayment of FHLB advances	(300,000)	(30,000)	(211,745)
Issuance of additional common stock	—	42	—
Issuance of additional stock pursuant to various stock plans	(22)	(34)	2,851
Redemption of common stock warrant	(1,150)	—	—
Net cash provided by financing activities	663,131	562,895	246,996
NET CHANGE IN CASH AND CASH EQUIVALENTS	(163,771)	145,455	3,789
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	462,160	316,705	312,916
CASH AND CASH EQUIVALENTS, END OF PERIOD	$298,389	$462,160	$316,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$40,466	$35,026	$29,552
Income taxes paid	$61,568	$27,420	$23,650
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$11,373	$8,088	$9,263
Transfer from loan receivables to loans held for sale	$685	$2,028	$6,900
Loans to facilitate sales of loans held for sale	$—	$5,250	$—
Pacific International Bancorp, Inc. Acquisition
Assets acquired	$—	$—	$183,618
Liabilities assumed	$—	$—	$167,587
Foster Bankshares, Inc. Acquisition
Assets acquired	$—	$—	$350,049
Liabilities assumed	$—	$—	$360,809

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations— BBCN Bancorp, Inc. (“BBCN Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for BBCN Bank (“BBCN Bank” or the “Bank”). The Bank has branches in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas, as well as loan production offices in Atlanta, Dallas, Denver, Northern California, Seattle, Portland, and Annandale. BBCN Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. The Company specializes in core business banking products for small and medium-sized businesses, with an emphasis in commercial real estate and business lending, SBA lending and international trade financing.
Principles of Consolidation—The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, principally the Bank.
Cash Flows—Cash and cash equivalents include cash and due from banks, interest earning deposits, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2015. Net cash flows are reported for customer loan and deposit transactions, deferred income taxes and other assets and liabilities.
Securities—Securities are classified and accounted for as follows:

(i)
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2015 and 2014, we did not own securities in this category;

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
Other Investments—Other investments are comprised of the Company’s investments in certificates of deposits that have original maturities greater than 90 days. Other investments are also comprised of the Company’s investment in funds to partially satisfy the Company’s requirements under the Community Reinvestment Act. The funds do not have a readily determinable fair value as of the balance sheet date.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment. The Company further segregates these segments between loans accounted for under the amortized cost method (referred to as “Legacy Loans”) and acquired loans (referred to as “Acquired Loans”), as Acquired Loans were originally recorded at fair value with no carryover of the related allowance for loan losses.
The historical loss experience for Legacy Loans is based on the actual loss history experienced by the Company. The loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
The Company uses a loan migration analysis which is a formula methodology based on the Bank’s actual historical net charge off experience for each loan class (type) pool and risk grade. The migration analysis is centered on the Bank’s internal credit risk rating system. The Company’s internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
For commercial business loans, real estate loans and certain consumer loans, the Company bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral, less estimated costs to sell, if the loan is collateral dependent. Management evaluates most consumer loans for impairment on a collective basis because these loans generally have smaller balances and are homogeneous in the underwriting of terms and conditions and in the type of collateral.
Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Upon disposition of an impaired loan, any unpaid balance is charged off to the allowance for loan losses.
The allowance for loan losses for acquired credit impaired loans is based upon expected cash flows for these loans. To the extent that a deterioration in borrower credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on management’s estimate of future credit losses over the remaining life of the loans.
Acquired Loans—Loans that the Company acquires are recorded at fair value with no carryover of the related allowance for loan losses. On the date of acquisition, the Company considers acquired classified loans credit impaired loans (“Acquired Credit Impaired Loans” or “ACILs”) under the provisions of Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. On the date of acquisition, loans without credit impairment (“Acquired Performing Loans” or “APLs”) are not accounted for under ASC 310-30. Acquired loans are placed in pools with similar risk characteristics and recorded at fair value as of the acquisition date.
For ACILs, the cash flows expected to be received over the life of the pools were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity and prepayment speed assumptions are periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash expected to be collected over the pools’ carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective interest yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield is disclosed quarterly.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were required in 2015, 2014, or 2013.
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
OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. For the year ended December 31, 2015, the Company foreclosed on properties with an aggregate carrying

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

value of $11.4 million The Company recorded $1.3 million in valuation adjustments, and the Company sold OREO properties for total proceeds of $11.3 million.
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
In accordance with Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is bypassed. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% “ownershipchange” over a designated testing period (not to exceed three years). As a result of the acquisition on February 14, 2013 of Pacific International Bancorp Inc. (“PIB”) and on August 12, 2013 of Foster Bankshares Inc. (“Foster”), both PIB and Foster underwent a greater than 50% ownership change. Except for the limitation on PIB’s net operating loss carryforward, there is expected to be no limitation on the use of either PIB’s or Foster’s tax attributes because neither company has a net unrealized built in loss. PIB is expected to fully utilized the net operating loss carryforward before it expires with the application of the annual limitation. However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger future Section 382 limitations on the Company’s use of tax attributes.
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
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $33.4 million and $27.8 million were paid in 2015 and 2014. There were no common stock dividends declared but unpaid at December 31, 2015 and 2014. Accrued preferred and common stock dividends are included in other liabilities.
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
Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, and interest-only strips which are also recognized as separate components of stockholders’ equity, net of tax.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2015 or 2014.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, determining the carrying value for cash surrender value of life insurance, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, determination of the fair values of other real estate owned, accounting for ACILs, accounting for FDIC receivable, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.
Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation.
Recently Issued Accounting Pronouncements
FASB ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. These amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Disclosures for a change in accounting principle are required upon transition. ASU 2014-01 became effective for for interim and annual periods beginning after December 15, 2014. The Company did not elect to account for investments in qualified affordable housing projects using the proportional amortization method.
FASB ASU No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The amendment intends to clarify the terms defining when an in substance foreclosure occurs, which determines when the receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 became effective for interim and annual periods beginning after December 31, 2014. ASU No. 2014-04 did not have a material impact on the Company’s consolidated financial statements.
FASB ASU No. 2014-14, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure . Under certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The ASU requires a mortgage loan to be derecongized and a separate receivable to be recognized upon foreclosure. Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure. ASU 2014-14 became effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. ASU 2014-14 did not have a material impact on the Company’s consolidated financial statements.
FASB ASU No. 2015-10, Technical Corrections and Improvements. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments that require transition guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2015-10 is not expected to have a significant impact on the Company’s consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

FASB ASU No. 2015-16, Business Combinations (Topic 805). The FASB issued guidance that requires an acquirer in a business combination to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments become effective for fiscal years beginning after December 15, 2016. The adoption of ASU 2015-16 is not expected to have a significant impact on the Company’s consolidated financial statements.
FASB ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial statements.
FASB ASU No. 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance becomes effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s consolidated financial statements.
FASB ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2015
Interest income	$74,553	$77,075	$79,059	$82,973
Interest expense	9,431	9,684	10,298	11,205
Net interest income before provision for loan losses	65,122	67,391	68,761	71,768
Provision for loan losses	1,500	1,000	600	4,900
Net interest income after provision for loan losses	63,622	66,391	68,161	66,868
Noninterest income	11,048	10,483	11,183	10,977
Noninterest expense	39,077	38,614	36,755	38,938
Income before income tax provision	35,593	38,260	42,589	38,907
Income tax provision	14,236	15,320	17,497	16,038
Net income	$21,357	$22,940	$25,092	$22,869

Basic earnings per common share	$0.27	$0.29	$0.32	$0.29
Diluted earnings per common share	$0.27	$0.29	$0.32	$0.29

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2014
Interest income	$73,354	$76,453	$77,084	$75,766
Interest expense	8,388	8,963	9,177	9,532
Net interest income before provision for loan losses	64,966	67,490	67,907	66,234
Provision for loan losses	3,026	2,996	4,256	2,360
Net interest income after provision for loan losses	61,940	64,494	63,651	63,874
Noninterest income	10,574	10,366	11,267	11,980
Noninterest expense	35,754	37,613	39,318	38,939
Income before income tax provision	36,760	37,247	35,600	36,915
Income tax provision	14,564	14,935	14,180	14,228
Net income	$22,196	$22,312	$21,420	$22,687

Basic earnings per common share	$0.28	$0.28	$0.27	$0.29
Diluted earnings per common share	$0.28	$0.28	$0.27	$0.29

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.	SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available for sale at December 31, 2015 and 2014:

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$454,096	$839	$(4,955)	$449,980
Mortgage-backed securities	497,889	3,003	(2,845)	498,047
Trust preferred securities	4,545	—	(796)	3,749
Municipal bonds	44,105	1,406		45,511
Total debt securities	1,000,635	5,248	(8,596)	997,287
Mutual funds	13,425	—	(156)	13,269
	$1,014,060	$5,248	$(8,752)	$1,010,556
	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$304,947	$1,376	$(3,549)	$302,774
Mortgage-backed securities	460,487	6,528	(1,526)	465,489
Trust preferred securities	4,531	—	(544)	3,987
Municipal bonds	6,487	443	—	6,930
Total debt securities	776,452	8,347	(5,619)	779,180
Mutual funds	13,425	—	(82)	13,343
	$789,877	$8,347	$(5,701)	$792,523

As of December 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The proceeds from sales of securities and the associated gains are listed below:

	2015	2014	2013
	(In thousands)
Proceeds	$22,510	$—	$6,634
Gross gains	437	—	54
Gross losses	(13)	—	—

The amortized cost and estimated fair value of debt securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,173	2,332
Due after five years through ten years	27,367	28,208
Due after ten years	19,110	18,720
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	454,096	449,980
Mortgage-backed securities	497,889	498,047
Mutual funds	13,425	13,269
	$1,014,060	$1,010,556

Securities with carrying values of approximately $359.6 million and $366.2 million at December 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
Securities with gross unrealized losses, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated, are as follows:

	At December 31, 2015
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	31	$300,202	$(2,611)	8	$70,857	$(2,344)	39	$371,059	$(4,955)
Mortgage-backed securities*	28	247,160	(1,487)	3	27,947	(1,358)	31	275,107	(2,845)
Municipal bonds	1	127	—	—	—	—	1	127	—
Trust preferred securities	—	—	—	1	3,750	(796)	1	3,750	(796)
Mutual funds	1	13,269	(156)	—	—	—	1	13,269	(156)
	61	$560,758	$(4,254)	12	$102,554	$(4,498)	73	$663,312	$(8,752)
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
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value of the securities has been less than our cost for the securities, and management’s intention to sell, or whether it is more likely than not that management will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
The Company has certain trust preferred securities, collateralized mortgage obligations, and mortgage-backed securities that were in a continuous loss position for twelve months or longer as of December 31, 2015. The trust preferred securities in a continuous loss position for twelve months or longer had an unrealized loss of $796 thousand at December 31, 2015 and are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the obligator. The collateralized mortgage obligations and mortgage-backed securities in a continuous loss position for twelve months or longer had an unrealized loss of $2.3 million and $1.4 million, respectively, at December 31, 2015. These securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on the securities that were in an unrealized loss position have been paid as agreed, and management believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines are deemed to be due to the current market volatility and are not reflective of management’s expectations of the Company’s ability to fully recover the investments, which may be at maturity. For these reasons, no OTTI was recognized on the securities that were in a continuous loss position for twelve months or longer at December 31, 2015.
The Company considers the losses on our investments in unrealized loss positions at December 31, 2015 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.	LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES
The following is a summary of loans by major category at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$33,797	$21,415
Commercial & industrial	4,912,655	4,324,349
Construction	123,030	94,086
Total real estate loans	5,069,482	4,439,850
Commercial business	980,153	903,621
Trade finance	99,163	134,762
Consumer and other	102,573	89,849
Total loans outstanding	6,251,371	5,568,082
Less: deferred loan fees	(3,030)	(2,890)
Gross loans receivable	6,248,341	5,565,192
Less: allowance for loan losses	(76,408)	(67,758)
Loans receivable, net	$6,171,933	$5,497,434

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

The following table presents changes in the accretable discount on the ACILs for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$24,051	$47,398
Accretion	(12,633)	(16,222)
Changes in expected cash flows	12,359	(7,125)
Balance at end of period	$23,777	$24,051

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables detail the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2015 and 2014:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
December 31, 2015
Balance, beginning of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758
Provision (credit) for loan losses	2,828	(577)	1,424	177	4,270	(117)	—	(5)	8,000
Loans charged off	(558)	(1,971)	(1,288)	(630)	(183)	(271)	—	(11)	(4,912)
Recoveries of charged offs	1,784	2,894	—	582	163	117	—	22	5,562
Balance, end of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408

December 31, 2014
Balance, beginning of period	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320
Provision (credit) for loan losses	428	4,656	4,737	(240)	2,133	856	—	68	12,638
Loans charged off	(2,512)	(9,500)	(3,934)	(21)	(214)	(1,499)	—	(79)	(17,759)
Recoveries of charged offs	791	4,034	—	227	172	332	—	3	5,559
Balance, end of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758

The following tables disaggregate the allowance for loan losses and the carrying value of loans receivables by impairment methodology at December 31, 2015 and December 31, 2014:

	December 31, 2015
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,663	$4,188	$2,603	$—	$225	$128	$—	$—	$8,807
Collectively evaluated for impairment	41,166	12,144	989	556	616	86	—	62	55,619
Loans acquired with credit deterioration	—	—	—	—	11,982	—	—	—	11,982
Total	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408

Loans outstanding:
Individually evaluated for impairment	$63,376	$40,352	$12,548	$812	$19,109	$1,235	$—	$658	$138,090
Collectively evaluated for impairment	4,717,300	896,041	86,615	60,570	200,753	22,660	—	20,533	6,004,472
Loans acquired with credit deterioration	—	—	—	—	68,944	19,865	—	20,000	108,809
Total	$4,780,676	$936,393	$99,163	$61,382	$288,806	$43,760	$—	$41,191	$6,251,371

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	December 31, 2014
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,940	$6,929	$1,312	$—	$434	$307	$—	$—	$10,922
Collectively evaluated for impairment	36,835	9,057	2,144	427	792	178	—	56	49,489
Loans acquired with credit deterioration	—	—	—	—	7,347	—	—	—	7,347
Total	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758

Loans outstanding:
Individually evaluated for impairment	$57,506	$40,829	$5,936	$465	$20,035	$1,778	$—	$596	$127,145
Collectively evaluated for impairment	3,864,289	784,407	128,826	37,312	397,147	43,460	—	25,859	5,281,300
Loans acquired with credit deterioration	—	—	—	—	100,873	33,147	—	25,617	159,637
Total	$3,921,795	$825,236	$134,762	$37,777	$518,055	$78,385	$—	$52,072	$5,568,082
As of December 31, 2015 and December 31, 2014, the liability for unfunded commitments was $2.0 million and $1.6 million, respectively. For the year ended December 31, 2015 and 2014, the recognized provision for credit losses related to unfunded commitments was $381 thousand and $688 thousand.
The recorded investment in individually impaired loans was as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
With Allocated Allowance
Without charge-off	$77,922	$67,352
With charge-off	155	6,582
With No Allocated Allowance
Without charge-off	57,585	46,885
With charge-off	2,428	6,326
Allowance on Impaired Loans	(8,807)	(10,922)
Impaired Loans, net of allowance	$129,283	$116,223

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables detail impaired loans (Legacy and Acquired) by portfolio segment. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of December 31, 2015			For the year ended December 31, 2015
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,871	1,984	230	3,388	—
Hotel & Motel	4,697	4,707	158	10,512	230
Gas Station & Car Wash	1,569	1,625	47	1,542	59
Mixed Use	564	1,087	13	498	9
Industrial & Warehouse	563	563	—	3,686	25
Other	24,603	24,851	1,440	12,585	1,110
Real Estate—Construction	—	—	—	—	—
Commercial Business	31,527	31,832	4,316	31,790	998
Trade Finance	12,548	12,548	2,603	6,209	527
Consumer and Other	135	135	—	153	7
	$78,077	$79,332	$8,807	$70,363	$2,965
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	11,305	12,051	—	10,779	464
Hotel & Motel	7,592	10,180	—	6,455	93
Gas Station & Car Wash	3,754	6,435	—	3,685	107
Mixed Use	2,382	2,604	—	2,375	51
Industrial & Warehouse	8,967	10,608	—	10,186	254
Other	13,250	14,234	—	9,355	362
Real Estate—Construction	1,369	1,470	—	1,153	—
Commercial Business	10,059	12,063	—	8,722	345
Trade Finance	—	—	—	986	—
Consumer and Other	1,335	1,431	—	1,177	26
	$60,013	$71,076	$—	$54,873	$1,702
Total	$138,090	$150,408	$8,807	$125,236	$4,667

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2015			For the year ended December 31, 2015
Impaired APLs(1)	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,171	1,173	197	1,835	—
Hotel & Motel	—	—	—	—	—
Gas Station & Car Wash	1,017	1,062	6	1,246	59
Mixed Use	494	491	5	380	9
Industrial & Warehouse	—	—	—	72	—
Other	306	306	17	797	16
Real Estate—Construction	—	—	—	—	—
Commercial Business	566	645	128	671	15
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$3,554	$3,677	$353	$5,001	$99
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,642	2,756	—	2,301	105
Hotel & Motel	7,014	9,303	—	5,889	73
Gas Station & Car Wash	1,188	1,299	—	651	64
Mixed Use	273	282	—	210	13
Industrial & Warehouse	1,127	1,298	—	1,275	9
Other	3,876	4,615	—	4,162	53
Real Estate—Construction	—	—	—	—	—
Commercial Business	668	1,039	—	892	55
Trade Finance	—	—	—	—	—
Consumer and Other	658	748	—	629	7
	$17,446	$21,340	$—	$16,009	$379
Total	$21,000	$25,017	$353	$21,010	$478

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

(1)	APLs that became impaired subsequent to being acquired.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2014			For the year ended December 31, 2014
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	4,902	5,288	390	5,205	127
Hotel & Motel	13,401	14,548	469	12,053	532
Gas Station & Car Wash	1,904	3,507	379	2,440	60
Mixed Use	482	497	13	823	—
Industrial & Warehouse	2,111	2,126	13	7,309	119
Other	9,781	10,389	1,110	9,709	355
Real Estate—Construction	—	—	—	—	—
Commercial Business	37,300	38,730	7,236	32,798	1,502
Trade Finance	4,053	11,310	1,312	6,647	—
Consumer and Other	—	—	—	114	—
	$73,934	$86,395	$10,922	$77,098	$2,695
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	11,708	13,492	—	8,462	358
Hotel & Motel	5,992	8,728	—	6,655	—
Gas Station & Car Wash	2,693	4,065	—	4,139	44
Mixed Use	1,589	1,697	—	1,415	39
Industrial & Warehouse	14,374	17,940	—	9,311	494
Other	7,083	9,886	—	5,118	93
Real Estate—Construction	1,521	1,545	—	1,583	—
Commercial Business	5,307	6,880	—	8,349	50
Trade Finance	1,883	5,000	—	724	—
Consumer and Other	1,061	1,118	—	1,168	28
	$53,211	$70,351	$—	$46,924	$1,106
Total	$127,145	$156,746	$10,922	$124,022	$3,801

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2014			For the year ended December 31, 2014
Impaired APLs(1)	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,653	1,638	36	838	97
Hotel & Motel	—	—	—	—	—
Gas Station & Car Wash	1,762	1,953	379	1,783	60
Mixed Use	352	348	2	212	—
Industrial & Warehouse	—	—	—	1,026	—
Other	1,763	2,016	17	1,134	5
Real Estate—Construction	—	—	—	—	—
Commercial Business	769	928	307	1,090	15
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$6,299	$6,883	$741	$6,083	$177
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	3,158	3,376	—	1,869	27
Hotel & Motel	5,591	7,493	—	6,067	—
Gas Station & Car Wash	9	297	—	621	—
Mixed Use	—	—	—	275	—
Industrial & Warehouse	1,737	1,954	—	2,673	39
Other	4,009	5,174	—	3,798	41
Real Estate—Construction	—	—	—	—	—
Commercial Business	1,009	1,758	—	1,321	4
Trade Finance	—	—	—	—	—
Consumer and Other	596	652	—	772	8
	$16,109	$20,704	$—	$17,396	$119
Total	$22,408	$27,587	$741	$23,479	$296

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

(1)	APLs that became impaired subsequent to being acquired.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	For the year ended December 31, 2013
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	7,783	181
Hotel & Motel	11,432	550
Gas Station & Car Wash	2,090	117
Mixed Use	1,108	43
Industrial & Warehouse	9,496	323
Other	9,826	405
Real Estate—Construction	—	—
Commercial Business	27,010	1,572
Trade Finance	5,313	41
Consumer and Other	348	23
	$74,406	$3,255
With No Related Allowance
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	3,428	45
Hotel & Motel	6,304	—
Gas Station & Car Wash	3,803	139
Mixed Use	697	—
Industrial & Warehouse	3,958	10
Other	3,043	—
Real Estate—Construction	1,670	89
Commercial Business	2,770	25
Trade Finance	18	—
Consumer and Other	1,067	—
	$26,758	$308
Total	$101,164	$3,563

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables present the aging of past due loans as of December 31, 2015 and December 31, 2014 by class of loans:

	As of December 31, 2015
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent loans
	(In thousands)
Legacy Loans
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	574	—	—	574	2,383	2,957
Hotel & Motel	854	—	—	854	318	1,172
Gas Station & Car Wash	—	640	330	970	2,418	3,388
Mixed Use	—	—	—	—	1,407	1,407
Industrial & Warehouse	—	110	—	110	2,275	2,385
Other	—	—	—	—	2,930	2,930
Real estate—Construction	—	—	—	—	1,369	1,369
Commercial business	905	770	—	1,675	13,393	15,068
Trade finance	—	—	—	—	1,731	1,731
Consumer and other	770	158	45	973	245	1,218
Subtotal	$3,103	$1,678	$375	$5,156	$28,469	$33,625
Acquired Loans (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	2,572	—	—	2,572	2,113	4,685
Hotel & Motel	—	—	—	—	5,072	5,072
Gas Station & Car Wash	—	—	—	—		—
Mixed Use	—	—	—	—	415	415
Industrial & Warehouse	—	—	—	—	990	990
Other	—	—	—	—	2,684	2,684
Real estate—Construction	—	—	—	—	—	—
Commercial business	310	39	—	349	476	825
Trade finance	—	—	—	—	—	—
Consumer and other	287	—	—	287	582	869
Subtotal	$3,169	$39	$—	$3,208	$12,332	$15,540
TOTAL	$6,272	$1,717	$375	$8,364	$40,801	$49,165

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $18.7 million.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2014
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent loans
	(In thousands)
Legacy Loans
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	201	351	—	552	4,586	5,138
Hotel & Motel	299	—	—	299	2,336	2,635
Gas Station & Car Wash	—	—	—	—	2,105	2,105
Mixed Use	437	—	—	437	930	1,367
Industrial & Warehouse	—	208	—	208	2,335	2,543
Other	455	524	—	979	2,150	3,129
Real estate—Construction	—	—	—	—	1,521	1,521
Commercial business	655	729	—	1,384	9,640	11,024
Trade finance	—	—	—	—	3,194	3,194
Consumer and other	36	—	—	36	18	54
Subtotal	2,083	1,812	—	3,895	28,815	32,710
Acquired Loans (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	1,402	—	—	1,402	2,792	4,194
Hotel & Motel	—	—	—	—	5,591	5,591
Gas Station & Car Wash	—	—	—	—	736	736
Mixed Use	345	—	—	345	352	697
Industrial & Warehouse	—	—	361	361	1,185	1,546
Other	—	—	—	—	4,370	4,370
Real estate—Construction	—	—	—	—	—	—
Commercial business	36	347	—	383	1,468	1,851
Trade finance	—	—	—	—	—	—
Consumer and other	23	90	—	113	1,044	1,157
Subtotal	$1,806	$437	$361	$2,604	$17,538	$20,142
TOTAL	$3,889	$2,249	$361	$6,499	$46,353	$52,852

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.9 million.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables present the risk rating for Legacy Loans and Acquired Loans as of December 31, 2015 and December 31, 2014 by class of loans:

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$32,543	$465	$—	$—	$33,008
Real estate—Commercial
Retail	1,168,844	25,686	14,838	—	1,209,368
Hotel & Motel	1,009,493	789	5,937	—	1,016,219
Gas Station & Car Wash	610,749	6,192	3,758	—	620,699
Mixed Use	326,902	1,191	2,610	—	330,703
Industrial & Warehouse	461,938	10,099	11,966	—	484,003
Other	913,304	15,805	34,537	—	963,646
Real estate—Construction	121,661	—	1,369	—	123,030
Commercial business	875,988	21,886	38,505	13	936,392
Trade finance	82,797	3,818	12,548	—	99,163
Consumer and other	60,550	14	812	7	61,383
Subtotal	$5,664,769	$85,945	$126,880	$20	$5,877,614
Acquired Loans:
Real estate—Residential	$508	$281	$—	$—	$789
Real estate—Commercial
Retail	91,076	2,364	14,926	—	108,366
Hotel & Motel	21,306	4,339	13,835	—	39,480
Gas Station & Car Wash	22,231	356	6,548	—	29,135
Mixed Use	14,195	6,382	3,762	—	24,339
Industrial & Warehouse	31,606	1,361	4,708	378	38,053
Other	38,311	366	9,967	—	48,644
Real estate—Construction	—	—	—	—	—
Commercial business	27,414	1,149	14,835	363	43,761
Trade finance	—	—	—	—	—
Consumer and other	32,193	1,643	5,901	1,453	41,190
Subtotal	$278,840	$18,241	$74,482	$2,194	$373,757
Total	$5,943,609	$104,186	$201,362	$2,214	$6,251,371

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
		(In thousands)
Legacy Loans:
Real estate—Residential	$20,586	$—	$—	$—	$20,586
Real estate—Commercial
Retail	1,015,195	20,177	14,805	—	1,050,177
Hotel & Motel	784,586	114	7,746	—	792,446
Gas Station & Car Wash	553,901	—	8,857	—	562,758
Mixed Use	288,409	1,147	2,187	—	291,743
Industrial & Warehouse	347,805	9,181	12,313	—	369,299
Other	699,644	28,044	13,013	—	740,701
Real estate—Construction	92,564	—	1,521	—	94,085
Commercial business	765,280	18,792	41,138	26	825,236
Trade finance	103,844	18,599	12,319	—	134,762
Consumer and other	37,256	38	470	13	37,777
Subtotal	$4,709,070	$96,092	$114,369	$39	$4,919,570
Acquired Loans:
Real estate—Residential	$539	$290	$—	$—	$829
Real estate—Commercial
Retail	157,485	3,531	25,469	—	186,485
Hotel & Motel	69,236	3,889	9,241	—	82,366
Gas Station & Car Wash	27,936	369	8,542	268	37,115
Mixed Use	25,843	7,001	3,048	—	35,892
Industrial & Warehouse	66,214	667	14,177	—	81,058
Other	76,956	2,076	15,242	36	94,310
Real estate—Construction	—	—	—	—	—
Commercial business	48,270	6,331	22,721	1,063	78,385
Trade finance	—	—	—	—	—
Consumer and other	40,136	2,089	9,066	781	52,072
Subtotal	$512,615	$26,243	$107,506	$2,148	$648,512
Total	$5,221,685	$122,335	$221,875	$2,187	$5,568,082

The following table presents loans sold from loans held for investment or transferred from held for investment to held for sale during the year ended December 31, 2015 and 2014 by portfolio segment:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Year ended December 31,
	2015	2014
	(In thousands)
Sales or reclassification to held for sale
Real estate - Commercial	$619	$1,606
Real estate - Construction	—	—
Commercial Business	66	388
Consumer	6,330	—
Total	$7,015	$1,994

The following table presents loans by portfolio segment and impairment method at December 31, 2015 and December 31, 2014:

	As of December 31, 2015
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (Gross carrying value)	$—	$81,117	$1,369	$41,586	$12,548	$1,470	$138,090
Specific allowance	$—	$1,888	$—	$4,316	$2,603	$—	$8,807
Loss coverage ratio	N/A	2.3%	0.0%	10.4%	20.7%	0.0%	6.4%
Non-impaired loans	$33,797	$4,831,538	$121,661	$938,567	$86,615	$101,103	$6,113,281
General allowance	$230	$52,617	$917	$12,231	$989	$617	$67,601
Loss coverage ratio	0.7%	1.1%	0.8%	1.3%	1.1%	0.6%	1.1%
Total loans	$33,797	$4,912,655	$123,030	$980,153	$99,163	$102,573	$6,251,371
Total allowance for loan losses	$230	$54,505	$917	$16,547	$3,592	$617	$76,408
Loss coverage ratio	0.7%	1.1%	0.7%	1.7%	3.6%	0.6%	1.2%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2014
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (Gross carrying value)	$—	$76,020	$1,521	$42,607	$5,936	$1,061	$127,145
Specific allowance	$—	$2,374	$—	$7,236	$1,312	$—	$10,922
Loss coverage ratio	N/A	3.1%	0.0%	17.0%	22.1%	0.0%	8.6%
Non-impaired loans	$21,416	$4,248,329	$92,564	$861,014	$128,826	$88,788	$5,440,937
General allowance	$146	$44,161	$667	$9,235	$2,144	$483	$56,836
Loss coverage ratio	0.7%	1.0%	0.7%	1.1%	1.7%	0.5%	1.0%
Total loans	$21,416	$4,324,349	$94,085	$903,621	$134,762	$89,849	$5,568,082
Total allowance for loan losses	$146	$46,535	$667	$16,471	$3,456	$483	$67,758
Loss coverage ratio	0.7%	1.1%	0.7%	1.8%	2.6%	0.5%	1.2%
Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At December 31, 2015, total modified loans were $72.2 million, compared to $76.1 million at December 31, 2014. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual by type of concession as of December 31, 2015, December 31, 2014, and December 31, 2013 is presented below:

	As of December 31, 2015
	TDRs on accrual				TDRs on nonaccrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$11,604	$375	$—	$11,979	$3,891	$2,410	$—	$6,301	$18,280
Maturity / Amortization concession	4,009	18,192	5,311	27,512	1,583	6,818	2,297	10,698	38,210
Rate concession	7,215	1,278	—	8,493	6,445	641	166	7,252	15,745
Principal forgiveness	—	—	—	—	—	—	—	—	—
	$22,828	$19,845	$5,311	$47,984	$11,919	$9,869	$2,463	$24,251	$72,235

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2014
	TDRs on accrual				TDRs on nonaccrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$12,235	$556	$—	$12,791	$3,840	$517	$—	$4,357	$17,148
Maturity / Amortization concession	2,189	20,053	3,387	25,629	1,207	3,158	1,550	5,915	31,544
Rate concession	13,684	5,024	—	18,708	8,473	80	176	8,729	27,437
Principal forgiveness	—	—	—	—	—	15	—	15	15
	$28,108	$25,633	$3,387	$57,128	$13,520	$3,770	$1,726	$19,016	$76,144

	As of December 31, 2013
	TDRs on accrual				TDRs on nonaccrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$7,437	$1,057	$—	$8,494	$9,489	$1,279	$767	$11,535	$20,029
Maturity / Amortization concession	765	6,565	535	7,865	1,653	3,656	—	5,309	13,174
Rate concession	13,055	4,490	—	17,545	8,107	—	—	8,107	25,652
Principal forgiveness	—	—	—	—	—	49	—	49	49
	$21,257	$12,112	$535	$33,904	$19,249	$4,984	$767	$25,000	$58,904

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at December 31, 2015 were comprised of 24 commercial real estate loans totaling $22.8 million, 28 commercial business loans totaling $19.8 million and 4 consumer and other loans totaling $5.3 million. TDRs on accrual status at December 31, 2014 were comprised of 24 commercial real estate loans totaling $28.1 million, 30 commercial business loans totaling $25.6 million, and 3 consumer and other loans totaling $3.4 million. TDRs on accrual status at December 31, 2013 were comprised of 15 commercial real estate loans totaling $21.3 million, 28 commercial business loans totaling $12.1 million, and 2 consumer loans totaling $535 thousand. Management expects that the TDRs on accrual status as of December 31, 2015, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.
The Company has allocated $5.7 million, $5.7 million, and $6.6 million of specific reserves to TDRs as of December 31, 2015, 2014, and 2013 respectively. As of December 31, 2015, 2014, and 2013 the Company did not have any outstanding commitments to extend additional funds to these borrowers.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2015, 2014, and 2013:

	For the year ended			For the year ended			For the year ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Number of Loans	Pre-Modifi-cation	Post-Modifi-cation	Number of Loans	Pre-Modifi-cation	Post-Modifi-cation	Number of Loans	Pre-Modifi-cation	Post-Modifi-cation
	(Dollars in thousands)
Legacy Loans:
Real estate - Residential	—	$—	$—	—	$—	$—	—	$—	$—
Real estate - Commercial
Retail	2	750	733	2	645	618	6	6,195	6,214
Hotel & Motel	—	—	—	—	—	—	—	—	—
Gas Station & Car Wash	2	383	351	—	—	—	1	1,371	880
Mixed Use	2	437	407	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	2	783	821	1	370	338
Other	2	1,762	1,700	2	327	350	—	—	—
Real estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	18	9,171	13,234	19	18,143	17,219	15	8,687	7,552
Trade Finance	2	7,623	2,208	3	3,156	4,053	—	—	—
Consumer and Other	1	248	237	—	—	—	2	970	490
Subtotal	29	$20,374	$18,870	28	$23,054	$23,061	25	$17,593	$15,474
Acquired Loans:
Real estate - Residential	—	$—	$—	—	$—	$—	—	—	—
Real estate - Commercial
Retail	—	—	—	2	1,075	1,035	3	336	321
Hotel & Motel	—	—	—	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	1	794	727	1	165	—
Mixed Use	3	425	416	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	1	75	74	2	10,336	5,208
Other	—	—	—	2	1,356	1,300	2	1,137	1,122
Real estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	1	56	13	6	426	142	8	1,182	441
Trade Finance	—	—	—	—	—	—	—	—	—
Consumer and Other	1	115	104	1	195	180	—	—	—
Subtotal	5	$596	$533	13	$3,921	$3,458	16	$13,156	$7,092
Total	34	$20,970	$19,403	41	$26,975	$26,519	41	$30,749	$22,566
The specific reserves for the TDRs described above as of December 31, 2015, 2014, and 2013 were $2.9 million, $2.4 million, and $2.0 million, respectively, and the charge offs for the years ended December 31, 2015, 2014, 2013 and were $42 thousand, $3.3 million, and $2.6 million respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the years ended December 31, 2015, 2014, and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real estate - Commercial
Retail	—	$—	—	$—	1	$508
Hotel & Motel	—	—	—	—	—	—
Gas Station & Car Wash	1	121	—	—	—	—
Mixed Use	1	103	—	—	—	—
Industrial & Warehouse	—	—	1	21	—	—
Other	1	307	—	—	—	—
Commercial Business	4	2,091	2	14	5	540
Consumer and Other	—	—	—	—	—	—
Subtotal	7	$2,622	3	$35	6	$1,048
Acquired Loans:
Real estate - Commercial
Retail	—	$—	1	$121	1	$56
Hotel & Motel	—	—	—	—	—	—
Mixed Use	1	63	—	—	—	—
Gas Station & Car Wash	—	—	—	—	1	—
Industrial & Warehouse	—	—	—	—	1	5,128
Other	—	—	—	—	—	—
Commercial Business	—	—	3	118	3	47
Consumer and Other	1	104	—	—	—	—
Subtotal	2	$167	4	$239	6	$5,231
	9	$2,789	7	$274	12	$6,279
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of December 31, 2015, 2014, and 2013 were $303 thousand, $0, and $661 thousand respectively, and the charge offs for the years ended December 31, 2015, 2014, and 2013 were $0, $125 thousand, and $7.0 million respectively.
The seven Legacy Loans that subsequently defaulted in 2015 were modified through payment concessions or maturity concessions. The payment concessions were comprised of one Real Estate loan totaling $121 thousand and four Commercial Business loans totaling $2.1 million. The maturity concessions were comprised of two Real Estate loans totaling $410 thousand.
The two Acquired Loans that subsequently defaulted in 2015 were modified through payment concession, or maturity concession. The payment concession was comprised of one Real Estate loan totaling $63 thousand. There was one Consumer and other loan totaling $104 thousand modified through a maturity concession.
The three Legacy Loans that subsequently defaulted in 2014 were modified through payment concessions and were comprised of one Real Estate loan totaling $21 thousand and two Commercial Business loans totaling $14 thousand.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
The six Legacy Loans that subsequently defaulted in 2013 were modified through payment concession, maturity / amortization concession, or rate concession. The payment concessions were comprised of two Commercial Business loan totaling $540 thousand. The maturity / amortization concessions were comprised of two Commercial Business loans that were fully charged off during the year. The rate concessions were comprised of one Real Estate Commercial - Retail loan totaling $508 thousand, and one Commercial Business loan that was fully charged off during the year.
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
Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California and appointed the FDIC as its receiver. On the same date, the Company assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC. These agreements provide for the sharing of losses and recoveries on the covered assets. The loss sharing provisions of the agreements expired on June 30, 2015, however, the Company will continue to reimburse the FDIC for recoveries on its covered assets until June 30, 2018. Under the terms of the agreement, the Company’s FDIC clawback liability was $2.1 million as of December 31, 2015.
Covered nonperforming assets totaled $1.3 million and $1.5 million at December 31, 2015 and December 31, 2014, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Covered loans on nonaccrual status	$1,118	$1,355
Covered other real estate owned	220	96
Total covered nonperforming assets	$1,338	$1,451

Acquired covered loans	$22,989	$32,560
Related Party Loans
In the ordinary course of business, the Company entered into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2015 and December 31, 2014, and the outstanding principal balance as of December 31, 2015 and December 31, 2014 was $3.8 million and $3.7 million, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of the Company’s goodwill as of December 31, 2015 and 2014 was $105.4 million. There was no impairment of goodwill during the years ended December 31, 2015 and 2014.

The following table provides information regarding the amortizing intangible assets at December 31, 2015 and 2014:

		2015		2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(Dollars in thousands)
Intangible assets:	Amortization period
Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(3,258)	$4,100	$(2,686)
Core deposit—PIB acquisition	7 years	604	(379)	604	(269)
Core deposit—Foster acquisition	10 years	2,763	(1,010)	2,763	(625)
Total		$7,467	$(4,647)	$7,467	$(3,580)
Total amortization expense on deposit premiums was $1.1 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively. The estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $849 thousand in 2016, $639 thousand in 2017, $436 thousand in 2018, $251 thousand in 2019, and $204 thousand in 2020.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.	PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Land	$8,558	$6,516
Building and improvements	11,229	6,659
Furniture, Fixtures, and equipment	21,093	19,506
Leasehold improvements	24,116	23,765
Software/License	5,371	4,191
	70,367	60,637
Less: Accumulated depreciation and amortization	(35,792)	(29,915)
Total premises and equipment, net	$34,575	$30,722

Depreciation and amortization expense totaled $7.0 million, $6.6 million, and $5.4 million for 2015, 2014, and 2013, respectively.

7.	DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2015 and 2014 was $1.77 billion and $1.67 billion, respectively. Included in time deposits of $100,000 or more were $300.0 million in California State Treasurer’s deposits at December 31, 2015 and 2014. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2015 and 2014, securities with carrying values of approximately $358.6 million and $364.6 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
At December 31, 2015, the scheduled maturities for time deposits were as follows:

Year Ended December 31, 2015
(In thousands)
Scheduled maturities in:
2016	$2,251,854
2017	209,002
2018	9,826
2019	4,668
2020 and thereafter	451
$2,475,801
The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more and $250,000 or more as of December 31, 2015.

	$100,000 or more	$250,000 or more
	(In thousands)
Three months or less	$585,587	$407,342
Over three months through six months	319,386	128,818
Over six months through twelve months	714,720	338,569
Over twelve months	153,282	57,945
Total time deposits	$1,772,975	$932,674

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Interest expense on deposits is summarized as follows:

	2015	2014	2013
	(In thousands)
Money market and other	$12,430	$10,270	$7,818
Savings deposits	1,670	2,095	2,800
Time deposits	19,312	16,813	12,703
	$33,412	$29,178	$23,321

8.	BORROWINGS
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $2.36 billion and $2.17 billion at December 31, 2015 and 2014, respectively. The terms of this credit facility require the Bank to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
Real estate secured loans with a carrying amount of approximately $3.13 billion and $2.89 billion were pledged as collateral for borrowings from the FHLB at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.
At December 31, 2015 and December 31, 2014, FHLB advances were $530.6 million and $481.0 million, had a weighted average interest rate of 1.15% and 1.09%, respectively, and had various maturities through June 2020. At December 31, 2015 and December 31, 2014, $20.6 million and $21.0 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of December 31, 2015 ranged between 0.41% and 2.02%. At December 31, 2015, the Company had a remaining borrowing capacity of $1.83 billion.
At December 31, 2015, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$175,000	$195,591
Due after one year through five years	355,591	335,000
Due after five years through ten years	—	—
	$530,591	$530,591
In addition, as a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At December 31, 2015, the principal balance of the qualifying loans was $714.7 million and the collateral value of investment securities were $1.0 million, and no borrowings were outstanding against this line.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9.	SUBORDINATED DEBENTURES
At December 31, 2015, the Company had five wholly-owned subsidiary grantor trusts that had issued $46 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and debentures at December 31, 2015:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Coupon Rate at December 31, 2015	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	3.66%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.17%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.48%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	2.16%	6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,459	Variable	3.17%	1/7/2034
TOTAL ISSUANCE		$46,000	$42,327
The Company’s investment in the common trust securities of the issuer trusts of $1.5 million and $1.6 million at December 31, 2015 and December 31, 2014, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10.	INCOME TAXES
A summary of income tax provision follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2015
Federal	$47,919	$(1,393)	$46,526
State	16,548	17	16,565
	$64,467	$(1,376)	$63,091
2014
Federal	$31,179	$12,092	$43,271
State	8,859	5,777	14,636
	$40,038	$17,869	$57,907
2013
Federal	$29,891	$10,341	$40,232
State	6,741	5,426	12,167
	$36,632	$15,767	$52,399

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2015	2014	2013
Statutory tax rate	35.00%	35.00%	35.00%
State taxes-net of federal tax effect	7.21%	6.98%	6.13%
CRA investment tax credit	(1.31)%	(1.72)%	(1.90)%
Bank owned life insurance	(0.25)%	(0.28)%	(0.38)%
Municipal bonds	(0.15)%	(0.06)%	(0.06)%
Other	0.11%	(0.40)%	0.30%
Effective income tax rate	40.61%	39.52%	39.09%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Deferred tax assets and liabilities at December 31, 2015 and 2014 are comprised of the following:

	2015	2014
	(In thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$29,234	$37,011
Statutory bad debt deduction less than financial statement provision	26,359	19,043
Net operating loss carryforward	3,120	3,568
Investment security provision	1,652	1,651
Lease expense	1,359	1,311
State tax deductions	4,347	2,871
Accrued compensation	113	108
Deferred compensation	463	490
Mark to market on loans held for sale	387	1,529
Depreciation	825	474
Nonaccrual loan interest	3,287	1,516
Other real estate owned	1,384	2,549
FDIC loss share receivable	717	719
Unrealized loss on securities available for sale	591	—
Non-qualified stock option and restricted unit expense	2,000	1,880
Goodwill	628	732
Other	5,205	4,648
	$81,671	$80,100
Deferred tax liabilities:
FHLB stock dividends	$(747)	$(1,080)
Deferred loan costs	(6,378)	(5,507)
State taxes deferred and other	(5,257)	(5,172)
Prepaid expenses	(1,376)	(2,058)
Amortization of intangibles	(909)	(1,247)
Unrealized gain on securities available for sale	—	(1,964)
Unrealized gain on interest only strips	—	(49)
	$(14,667)	$(17,077)
Valuation allowance	—	—
Net deferred tax assets:	$67,004	$63,023

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
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2015 and 2014.
A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(In thousands)
2015
Korea First Bank of New York	$1,985	2019	$497	$—	N/A	$—
PIB	6,929	2032	420	—	N/A	—
Total	$8,914		$917	$—		$—

2014
Korea First Bank of New York	$2,482	2019	$497	$—	N/A	$—
Asiana	102	2015	348	—	N/A	—
PIB	7,349	2032	420	—	N/A	$—
Total	$9,933		$1,265	$—		$—

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2011. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. The Company is currently under examination by the California Franchise Tax Board for the 2009, 2010, 2012, and 2013 tax years. While the outcomes of the examinations are unknown, the Company does not expect any material adjustments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
	(In thousands)
Balance at January 1,	$1,816	$1,289
Additions based on tax positions related to the prior year	—	527
Balance at December 31,	$1,816	$1,816

The total amount of unrecognized tax benefits was $1.8 million at December 31, 2015 and $1.8 million at December 31, 2014 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $1.3 million and $1.2 million at December 31, 2015 and 2014, respectively. The Company expects the total amount of unrecognized tax benefits to decrease by $329 thousand within the next twelve months due to the settlement with the state authority.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $154 thousand and $96 thousand for interest and penalties accrued at December 31, 2015 and 2014, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Under the 2007 and 2006 plans 2,533,850 shares were available for future grants as of December 31, 2015.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and the 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares. For the year ended December 31, 2015, 18,000 shares of restricted and performance unit awards were granted under the 2007 and 2006 Plans. The fair value of performance unit awards granted is the fair market value of the Company’s common stock on the date of grant. In 2015, 2014 and 2013, 0, 210,000, and 0 options were granted, respectively.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the year ended 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2015	591,652	$19.00
Expired	(103,801)	18.48
Outstanding - December 31, 2015	487,851	$19.07	2.38	$298,699
Options exercisable - December 31, 2015	319,851	$20.78	2.38	$298,699

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the year ended 2015:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2015	175,668	$13.51
Granted	18,000	14.26
Vested	(62,742)	12.50
Forfeited	(23,877)	15.77
Outstanding - December 31, 2015	107,049	$13.72

The total fair value of performance units vested for the year ended December 31, 2015, 2014, and 2013 was $899 thousand, $1.0 million, and $4.0 million respectively.
The amount charged against income related to stock based payment arrangements was $1.0 million, $705 thousand and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The income tax benefit recognized was $425 thousand, $289 thousand, and $533 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $655 thousand, and is expected to be recognized over a remaining weighted average vesting period of 3.29 years.
The estimated annual stock-based compensation expense as of December 31, 2015 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
For the year ended December 31:
2016	$561
2017	468
2018	449
2019	145
2020	16
Total	$1,639

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan— The Company established a deferred compensation plan that permits eligible officers, key executives and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2015 and 2014 amounted to $1.2 million and $1.2 million, respectively, which are included in other liabilities in the accompanying consolidated statement of financial condition. Interest expense recognized under the deferred compensation plan totaled $25 thousand, $28 thousand and $31 thousand for 2015, 2014 and 2013, respectively.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only two NEOs are currently participating in the LTIP. The Company accrued $306 thousand, $228 thousand, and $180 thousand in 2015, 2014, and 2013 respectively.
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
401(k) Savings Plan— The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The Company matches 100% of the first 3% of the employee’s compensation contributed. The Company then matches 75% of the next 2% of the employee’s compensation contributed. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan amounted to approximately $2.3 million, $1.9 million and $1.6 million for 2015, 2014 and 2013, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13.	COMMITMENTS AND CONTINGENCIES
Lease commitments
The Company leases its premises under non-cancelable operating leases, and at December 31, 2015, the future minimum rental commitments under these leases are as follows:

(In thousands)
2016	$8,645
2017	8,412
2018	7,033
2019	5,221
2020	3,960
Thereafter	10,872
$44,143

Operating lease expense recorded under such leases in 2015, 2014 and 2013 amounted to approximately $11.1 million, $11.6 million and $10.6 million, respectively.
Legal contingencies
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2015, and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Unfunded Commitments and Letters of Credit
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and other commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit and other commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing properties.
Commitments at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
	(In thousands)
Commitments to extend credit	$802,251	$586,714
Standby letters of credit	45,083	41,987
Other commercial letters of credit	36,256	37,439
	$883,590	$666,140

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2015 and 2014.

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
The fair values of the Company’s Level 3 securities available for sale were measured using an income approach valuation technique. The primary inputs and assumptions used in the fair value measurement were derived from the securities’ underlying collateral which included discount rates, prepayment speeds, payment delays, and an assessment of the risk of default of the underlying collateral, among other factors. Significant increases or decreases in any of the inputs or assumptions would result in a significant increase or decrease in the fair value measurement.
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell and result in a Level 3 classification.
Derivatives
The fair value of our derivative financial instruments is based on derivative valuation models using market data inputs as of the valuation date that can generally be verified and do not typically involve significant management judgments. (Level 2 inputs).
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
GSE collateralized mortgage obligations	$449,980	$—	$449,980	$—
GSE mortgage-backed securities	498,047	—	498,047	—
Trust preferred security	3,749	—	3,749	—
Municipal bonds	45,511	—	44,345	1,166
Mutual funds	13,269	13,269	—	—
Interest rate swaps	2,860	—	2,860	—

Liabilities:
Interest rate swaps	2,860	—	2,860	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$302,774	$—	$302,774	$—
Mortgage-backed securities	465,489	—	465,489	—
Trust preferred security	3,987	—	3,987	—
Municipal bonds	6,930	—	5,752	1,178
Mutual funds	13,343	13,343	—	—

There were no transfers between Level 1, 2 and 3 during the period ended December 31, 2015 and 2014.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015 and 2014:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	2015	2014
	(In thousands)
Securities available for sale - Municipal bonds
Beginning Balance, January 1	$1,178	$1,112
Total (losses) gains included in other comprehensive income	(12)	66
Ending Balance, December 31	$1,166	$1,178

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,251	$—	$—	$18,251
Commercial business	9,366	—	—	9,366
Trade finance	15,540	—	—	15,540
Consumer	391	—	—	391
Loans held for sale, net	348	—	348	—
Other real estate owned	18,308	—	—	18,308

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$43,708	$—	$43,708	$—
Commercial business	4,114	—	4,114	—
Trade finance	1,883	—	1,883	—
Consumer	596	—	596	—
Loans held for sale, net	2,000	—	2,000	—
Other real estate owned	17,985	—	17,985	—

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized in 2015 and 2014 are summarized below:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	For the year ended December 31,
	2015	2014
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$1,692	$2,533
Commercial business	3,689	(8,191)
Trade finance	(2,579)	(5,087)
Consumer	(37)	162
Loans held for sale, net	270	(56)
Other real estate owned	(538)	(1,161)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$298,389	$298,389	Level 1
Other investments	47,895	47,919	Level 3
Loans held for sale	8,273	8,669	Level 2
Loans receivable—net	6,171,933	6,559,838	Level 3
Customers’ liabilities on acceptances	1,463	1,463	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,694,427	$1,694,427	Level 2
Saving and other interest bearing demand deposits	2,170,748	2,170,748	Level 2
Time deposits	2,475,801	2,478,858	Level 2
FHLB advances	530,591	532,137	Level 2
Subordinated debentures	42,327	44,084	Level 2
Bank’s liabilities on acceptances outstanding	1,463	1,463	Level 2
	December 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$462,160	$462,160	Level 1
Loans held for sale	28,311	29,626	Level 2
Loans receivable—net	5,497,434	5,826,924	Level 3
Customers’ liabilities on acceptances	1,889	1,889	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,543,018	$1,543,018	Level 2
Saving and other interest bearing demand deposits	1,862,060	1,862,060	Level 2
Time deposits	2,288,374	2,292,831	Level 2
FHLB advances	480,975	481,290	Level 2
Subordinated debentures	42,158	43,987	Level 2
Bank’s liabilities on acceptances outstanding	1,889	1,889	Level 2

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
At December 31, 2015, the following interest rate swaps related to our loan hedging program were outstanding:

As of December 31, 2015
Interest rate swaps on loans with loan customers
Notional amount (in thousands)	$112,717
Weighted average remaining term	7.6 years
Received fixed rate (weighted average)	4.46%
Pay variable rate (weighted average)	2.64%
Estimated fair value (in thousands)	$2,680

Back to back interest rate swaps with correspondent banks
Notional amount (in thousands)	$112,717
Weighted average remaining term	7.6 years
Received variable rate (weighted average)	2.64%
Pay fixed rate (weighted average)	4.46%
Estimated fair value (in thousands)	$(2,680)

16.	STOCKHOLDERS’ EQUITY
Warrants
The Company redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock issued under the U.S. Treasury Department’s TARP Capital Purchase Program.

The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of December 31, 2015, the U.S. Treasury Department held one remaining warrant for the purchase of 19,276 shares of the Company’s common stock.
Dividends
The Company paid quarterly dividends of $0.11 per common share for the fourth quarter and third quarters of 2015 and $0.10 per common share for the second quarter and first quarters of 2015. The Company paid aggregate dividends of $33.4 million to common shareholders during 2015. The Company paid quarterly dividends of $0.10 per common share for the fourth

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

quarter and third quarters of 2014 and $0.075 per common share for the second quarter and first quarters of 2014. The Company paid aggregate dividends of $27.8 million to common shareholders during 2014.
Accumulated Other Comprehensive (Loss) Income
The following table presents the changes to accumulated other comprehensive (loss) income at December 31, 2015, 2014, and 2013:

	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Balance at beginning of period	$1,705	$(10,185)	$9,082
Unrealized gains (losses) on securities available for sale and interest only strips	(5,717)	20,288	(33,035)
Reclassification adjustments for gains realized in income	(424)	—	(54)
Tax (benefit) expense	(2,604)	8,398	(13,822)
Total other comprehensive (loss) income	(3,537)	11,890	(19,267)
Balance at end of period	$(1,832)	$1,705	$(10,185)
The reclassification adjustments were recognized in net gains on sales of securities available for sale in the consolidated statements of income.

17.	REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of common equity tier I, tier I, and total capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2015 and December 31, 2014, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, , common equity tier I risk-based, tier I risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Common equity tier 1 capital (to risk weighted assets):
Company	$833,868	12.08%	$310,732	4.5%	N/A	N/A
Bank	$866,652	12.56%	$310,627	4.5%	$448,684	6.5%
Total capital (to risk-weighted assets):
Company	$953,132	13.80%	$552,412	8.0%	N/A	N/A
Bank	$945,013	13.69%	$552,226	8.0%	$690,283	10.0%
Tier I capital (to risk-weighted assets):
Company	$874,771	12.67%	$414,309	6.0%	N/A	N/A
Bank	$866,652	12.56%	$414,170	6.0%	$552,226	8.0%
Tier I capital (to average assets):
Company	$874,771	11.53%	$303,528	4.0%	N/A	N/A
Bank	$866,652	11.43%	$303,410	4.0%	$379,262	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total capital (to risk-weighted assets):
Company	$881,794	14.80%	$476,490	8.0%	N/A	N/A
Bank	$869,343	14.61%	$476,101	8.0%	$595,126	10.0%
Tier I capital (to risk-weighted assets):
Company	$812,464	13.64%	$238,245	4.0%	N/A	N/A
Bank	$800,013	13.44%	$235,050	4.0%	$357,076	6.0%
Tier I capital (to average assets):
Company	$812,464	11.62%	$279,709	4.0%	N/A	N/A
Bank	$800,013	11.45%	$279,585	4.0%	$349,481	5.0%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

18.	EARNINGS PER SHARE (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2015 and 2014, stock options and restricted shares awards for approximately 553 thousand and 494 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 19,276 and 18,745 of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the year ended December 31, 2015 and 2014, respectively.
The following table shows the computation of basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013:

	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
2015
Basic EPS - common stock	$92,258	79,549,651	$1.16
Effect of Dilutive Securities:
Stock Options and Performance Units		31,905
Common stock warrants		30,244
Diluted EPS - common stock	$92,258	79,611,800	$1.16

2014
Basic EPS - common stock	$88,615	79,493,742	$1.11
Effect of Dilutive Securities:
Stock Options and Performance Units		38,896
Common stock warrants		78,399
Diluted EPS - common stock	$88,615	79,611,037	$1.11

2013
Basic EPS - common stock	$81,755	79,036,729	$1.03
Effect of Dilutive Securities:
Stock Options and Performance Units		179,542
Common stock warrants		44,432
Diluted EPS - common stock	$81,755	79,260,703	$1.03

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

19.	SERVICING ASSETS
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
The changes in servicing assets for the year ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$10,341	$8,915
Additions through originations of servicing assets	4,900	4,457
Amortization	(3,241)	(3,031)
Balance at end of period	$12,000	$10,341

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at December 31, 2015 and December 31, 2014 are presented below.

	December 31, 2015	December 31, 2014
	Range	Range
Weighted-average discount rate	5.59%~6.01%	5.44%~5.74%
Constant prepayment rate	7.30%~11.90%	8.80%~12.40%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

19.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed financial statements of only the parent company, BBCN Bancorp, as of December 31, 2015 and 2014:

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2015	2014
	(In thousands)
ASSETS:
Cash and cash equivalents	$4,742	$9,507
Other assets	5,178	5,913
Investment in bank subsidiary	970,878	911,055
TOTAL ASSETS	980,798	926,475
LIABILITIES:
Other borrowings	42,327	42,158
Accounts payable and other liabilities	376	1,544
Total liabilities	42,703	43,702
STOCKHOLDERS’ EQUITY	938,095	882,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$980,798	$926,475

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Interest income	$—	$—	$—
Interest expense	1,561	1,637	1,798
Other operating expense	4,967	4,356	4,499
Equity in earnings of bank subsidiary	96,318	92,083	85,854
Income before income tax benefit	89,790	86,090	79,557
Income tax benefit	2,468	2,525	2,198
Net income	92,258	88,615	81,755
Other comprehensive (loss) income, net of tax	(3,537)	11,890	(19,267)
Comprehensive income	$88,721	$100,505	$62,488

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,258	$88,615	$81,755
Adjustments to reconcile net income to net cash from operating activities:
Amortization	188	232	259
Stock-based compensation expense	—	25	386
Change in other assets	717	678	(1,152)
Change in accounts payable and other liabilities	(1,053)	(1,624)	3,324
Equity in undistributed earnings of bank subsidiary	(62,318)	(45,083)	(66,113)
Net cash from operating activities	29,792	42,843	18,459
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired through the merger	—	—	791
Net cash from investing activities	—	—	791
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of additional common stock	—	42	—
Issuance of additional stock pursuant to various stock plans	—	—	2,852
Redemption of subordinated debenture	—	(15,464)	(4,124)
Redemption of preferred stock	—	—	(7,474)
Redemption of common stock warrant	(1,150)	—	—
Payments of cash dividends	(33,407)	(27,819)	(19,741)
Net cash from financing activities	(34,557)	(43,241)	(28,487)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,765)	(398)	(9,237)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,507	9,905	19,142
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,742	$9,507	$9,905