Form 10-K/A
period 2015-12-31
BBCN BANCORP INC
filed 2016-04-20
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K/A
Amendment No. 1
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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends BBCN Bancorp, Inc.’s Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2015, which was originally filed by BBCN Bancorp, Inc. with the Securities and Exchange Commission (the “SEC”) on March 4, 2016. This Amendment is filed in response to a comment letter received from the SEC (the “SEC Comment Letter”) in connection with its review of BBCN Bancorp, Inc.’s registration statement on Form S-4. Pursuant to the SEC Comment Letter, changes and revisions have been made to the following items: (i) Item 6 (Selected Financials) has been revised to include asset quality ratios for BBCN Bancorp, Inc.’s legacy and acquired loans (see page 32 of this Amendment); (ii) the loan information included in the tables on pages 46 and 51 of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Original Annual Report has been revised to provide information on BBCN Bancorp’s legacy loans and acquired loans separately (see pages 49 and 55 of this Amendment); and (iii) Note 14 of the Consolidated Financial Statements has been revised to include the disclosure requirements of ASC 820-10-50-2.bbb (see page F-53 of this Amendment). These revised items are filed herewith in this amended report in their entirety.
Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. The disclosures in this Amendment continue to speak as of the date of the Original Annual Report, and do not reflect events occurring after the filing of the Original Annual Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Annual Report and any other amendments to those filings. The filing of this Amendment shall not be deemed to be an admission that the Original Annual Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

	For The Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$313,660	$302,657	$283,073	$267,885	$161,895
Interest expense	40,618	36,060	30,018	29,647	32,077
Net interest income	273,042	266,597	253,055	238,238	129,818
Provision for loan losses	8,000	12,638	20,000	19,104	27,939
Net interest income after provision for loan losses	265,042	253,959	233,055	219,134	101,879
Noninterest income	43,691	44,187	42,719	39,449	22,922
Noninterest expense	153,384	151,624	141,620	120,950	82,026
Income before income tax provision	155,349	146,522	134,154	137,633	42,775
Income tax provision	63,091	57,907	52,399	54,410	15,660
Net income	$92,258	$88,615	$81,755	$83,223	$27,115
Dividends and discount accretion on preferred stock	—	—	—	(5,640)	(4,568)
Net income available to common stockholders	$92,258	$88,615	$81,755	$77,583	$22,547
Per Common Share Data:
Earnings—basic	$1.16	$1.11	$1.03	$0.99	$0.53
Earnings—diluted	$1.16	$1.11	$1.03	$0.99	$0.53
Book value (period end, excluding preferred stock and warrants)	$11.79	$11.10	$10.18	$9.62	$8.64
Cash dividends declared per common share	$0.42	$0.35	$0.25	$0.05	$—
Number of common shares outstanding (period end)	79,566,356	79,503,552	79,441,525	78,041,511	77,984,252
Balance Sheet Data—At Period End:
Assets	$7,912,648	$7,140,330	$6,475,199	$5,640,661	$5,166,604
Securities available for sale	$1,010,556	$792,523	$701,751	$700,403	$736,920
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$6,248,341	$5,565,192	$5,074,176	$4,296,252	$3,738,826
Deposits	$6,340,976	$5,693,452	$5,148,057	$4,384,035	$3,940,892
FHLB advances	$530,591	$480,975	$421,352	$420,722	$344,402
Subordinated debentures	$42,327	$42,158	$57,410	$41,846	$52,102
Stockholders’ equity	$938,095	$882,773	$809,374	$751,104	$795,939
Average Balance Sheet Data:
Assets	$7,389,530	$6,830,244	$6,042,674	$5,228,557	$3,168,124
Securities available for sale	$871,010	$713,775	$699,812	$690,719	$516,460
Gross loans, including loans held for sale	$5,846,658	$5,355,243	$4,692,089	$3,974,626	$2,352,253
Deposits	$5,879,704	$5,439,920	$4,739,261	$3,989,401	$2,360,786
Stockholders’ equity	$912,609	$848,443	$788,570	$775,718	$414,768

	For The Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	1.25%	1.30%	1.35%	1.59%	0.86%
Return on average stockholders’ equity(2)	10.11%	10.44%	10.37%	10.73%	6.54%
Average stockholders’ equity to average assets	12.35%	12.42%	13.05%	14.84%	13.09%
Dividend payout ratio (dividends per share/earnings per share)	36.21%	31.53%	24.27%	5.05%	0.00%
Net interest spread(3)	3.62%	3.88%	4.23%	4.59%	3.92%
Net interest margin(4)	3.88%	4.13%	4.46%	4.88%	4.29%
Yield on interest earning assets(5)	4.46%	4.68%	4.99%	5.48%	5.35%
Cost of interest bearing liabilities(6)	0.84%	0.80%	0.76%	0.89%	1.43%
Efficiency ratio(7)	48.43%	48.79%	47.88%	43.56%	53.70%

Regulatory Capital Ratios:
BBCN Bancorp:
Common Equity Tier 1	12.08%	12.96%	12.65%	14.03%	16.91%
Leverage	11.53%	11.62%	11.97%	12.76%	19.81%
Tier 1 risk-based	12.67%	13.64%	13.66%	14.91%	18.15%
Total risk-based	13.80%	14.80%	14.90%	16.16%	19.41%
BBCN Bank:
Common Equity Tier 1	12.56%	13.44%	13.46%	14.47%	16.62%
Leverage	11.43%	11.45%	11.79%	12.38%	18.13%
Tier I risk-based	12.56%	13.44%	13.46%	14.47%	16.62%
Total risk-based	13.69%	14.61%	14.70%	15.73%	17.88%

	For The Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Asset Quality Data:
Nonaccrual loans	$40,801	$46,353	$39,154	$29,653	$32,291
Loans 90 days or more past due and still accruing (8)	375	361	5	—	6
Restructured loans (accruing)	47,984	57,128	33,903	29,849	18,776
Total nonperforming loans	89,160	103,842	73,062	59,502	51,073
Other real estate owned	21,035	21,938	24,288	2,698	7,624
Total nonperforming assets	$110,195	$125,780	$97,350	$62,200	$58,697

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.65%	0.83%	0.77%	0.69%	0.86%
Nonperforming loans to loans receivable	1.43%	1.87%	1.44%	1.38%	1.37%
Nonperforming assets to total assets	1.39%	1.76%	1.50%	1.10%	1.14%
Nonperforming assets to loans receivable and other real estate owned	1.76%	2.25%	1.91%	1.45%	1.57%
Allowance for loan losses to loans receivable	1.22%	1.22%	1.33%	1.56%	1.66%
Allowance for loan losses to nonaccrual loans	187.27%	146.18%	171.94%	225.75%	191.86%
Allowance for loan losses to nonperforming loans	85.70%	65.25%	92.14%	112.50%	121.30%
Allowance for loan losses to nonperforming assets	69.34%	53.87%	69.15%	107.62%	105.55%
Net charge-offs (recoveries) to average gross loans	(0.01)%	0.23%	0.42%	0.36%	1.20%

Legacy Portfolio:
Nonaccrual loans to loans receivable	0.48%	0.59%	0.45%	0.55%	1.35%
Nonperforming loans to loans receivable	1.25%	1.70%	1.23%	1.40%	2.13%
Allowance for loan losses to loans receivable	1.08%	1.19%	1.46%	1.82%	2.59%
Allowance for loan losses to nonaccrual loans	222.38%	203.52%	325.26%	329.03%	191.86%
Allowance for loan losses to nonperforming loans	86.23%	70.14%	118.68%	129.76%	121.30%

Acquired Portfolio:
Nonaccrual loans to loans receivable	3.30%	2.70%	2.12%	1.18%	n/a
Nonperforming loans to loans receivable	4.21%	3.12%	2.30%	1.33%	n/a
Allowance for loan losses to loans receivable	3.50%	1.41%	0.75%	0.63%	n/a
Allowance for loan losses to nonaccrual loans	106.22%	51.97%	35.44%	53.44%	n/a
Allowance for loan losses to nonperforming loans	83.20%	45.00%	32.60%	47.60%	n/a

(1)	Net income divided by the average assets

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

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$40,801	$46,353	$39,154	$29,653	$32,291
Loans past due 90 days or more, still accruing	375	361	5	—	6
Accruing restructured loans	47,984	57,128	33,904	29,849	18,776
Total nonperforming loans	$89,160	$103,842	$73,063	$59,502	$51,073
Other real estate owned	21,035	21,938	24,288	2,698	7,624
Total nonperforming assets	$110,195	$125,780	$97,351	$62,200	$58,697

Nonaccrual loans:
Legacy Portfolio	$28,469	$28,815	$18,440	$18,540	$32,291
Acquired Portfolio	12,332	17,538	20,714	11,113	—
Total nonaccrual loans	$40,801	$46,353	$39,154	$29,653	$32,291

Nonperforming loans:
Legacy Portfolio	$73,422	$83,609	$50,536	$47,013	$51,073
Acquired Portfolio	15,738	20,233	22,527	12,489	—
Total nonperforming loans	$89,160	$103,842	$73,063	$59,502	$51,073

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

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding and other pertinent ratios as of the dates and for the years indicated:

(In thousands)	December 31,
	2015	2014	2013	2012	2011
LOANS:
Average gross loans receivable, including loans held for sale (net of deferred fees)	$5,846,658	$5,355,243	$4,692,089	$3,974,626	$2,352,253
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	6,248,341	5,565,192	5,074,175	4,296,252	3,738,826
ALLOWANCE:
Balance—beginning of year	$67,758	$67,320	$66,941	$61,952	$62,320
Loans charged off:
Residential real estate	—	—	—	—	—
Commercial and industrial real estate	741	2,726	8,529	7,182	18,698
Construction	—	—	—	—	3,489
Commercial business loans and Trade Finance	3,530	$14,933	$12,973	$10,650	$9,756
Consumer and other loans	641	100	567	948	256
Total loans charged off	4,912	17,759	22,069	18,780	32,199
Less: recoveries:
Commercial and industrial real estate	1,947	963	311	2,442	1,328
Commercial business loans and Trade Finance	3,011	4,366	1,937	1,832	2,320
Consumer and other loans	604	230	200	391	244
Total loan recovered	5,562	5,559	2,448	4,665	3,892
Net loans (recovered) charged off	(650)	12,200	19,621	14,115	28,307
Provision for loan losses	8,000	12,638	20,000	19,104	27,939
Balance—end of year	$76,408	$67,758	$67,320	$66,941	$61,952

	December 31,
	2015	2014	2013	2012	2011
RATIOS:
Net loan (recoveries) charge-offs to average gross loans	(0.01)%	0.23%	0.22%	0.36%	1.20%
Allowance for loan losses to gross loans	1.22%	1.22%	1.33%	1.56%	1.66%
Net loan charge-offs to beginning allowance	(0.96)%	18.12%	29.31%	21.09%	45.42%
Net loan charge-offs to provision for loan losses	(8.13)%	96.53%	98.11%	73.89%	101.32%
Allowance for loan losses to nonperforming loans	85.70%	65.25%	92.14%	112.50%	121.30%

Legacy Loans:
Allowance for loan losses to legacy loans	1.08%	1.19%	1.46%	1.82%	2.59%
Net loan charge-offs to beginning allowance	(1.39)%	18.20%	19.45%	20.70%	45.42%
Net loan charge-offs to provision for loan losses	(21.11)%	113.92%	109.44%	108.00%	101.32%

Acquired Credit Impaired Loans:
Allowance for loan losses to acquired credit impaired loans	11.01%	4.60%	2.12%	2.87%	n/a
Net loan charge-offs to beginning allowance	—	—	—	—	n/a
Net loan charge-offs to provision for loan losses	—	—	—	—	n/a

Acquired Performing Loans:
Allowance for loan losses to acquired performing loans	0.42%	0.36%	0.34%	0.18%	n/a
Net loan charge offs to beginning allowance	9.22%	50.12%	512.68%	—	n/a
Net loan charge offs to provision for loan losses	(33.47)%	263.32%	86.12%	47.90%	n/a

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
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. For commercial and industrial and asset backed loans, independent valuations may include a 20-40% discount for accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
Derivatives
The fair value of our derivative financial instruments is based on derivative valuation models using market data inputs as of the valuation date that can generally be verified and do not typically involve significant management judgments. (Level 2 inputs).
OREO
OREO is fair valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell of 8.5% and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least an annual basis for additional impairment and adjusted to lower of cost or market accordingly, based on the same factors identified above.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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