Form 10-K/A
period 2015-12-31
BBCN BANCORP INC
filed 2016-04-28
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K/A
Amendment No. 2
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
Number of shares outstanding of the Registrant’s Common Stock as of February 22, 2016: 79,566,356

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of BBCN Bancorp, Inc. (the “Company,” “BBCN,” “we,” “us” or “our”) for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2016 (the “Original Annual Report”) and previously amended on Form 10-K/A and filed with the SEC on April 20, 2016 (the “Prior Amendment”). This Amendment amends Part III, Items 10 through 14 of the Original Annual Report, as amended by the Prior Amendment, to include information previously omitted from the Original Annual Report, as amended by the Prior Amendment, in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 29, 2016 (i.e., within 120 days after the end of the Company’s 2015 fiscal year). Accordingly, Part III of the Original Annual Report is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date may include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
Except as specifically set forth in the Prior Amendment and this Amendment, no attempt has been made to modify or update other disclosures presented in the Original Annual Report. The disclosures in this Amendment continue to speak as of the date of the Original Annual Report, and do not reflect events occurring after the filing of the Original Annual Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Annual Report and any other amendments to those filings.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K/A constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our pending merger with Wilshire Bancorp, Inc., and our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may” or similar expressions. With respect to any such forward-looking statements BBCN Bancorp, Inc. claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: inability to consummate our proposed merger with Wilshire on the terms we have proposed; failure to realize the benefits from the merger with Wilshire we currently expect if the merger is consummated; deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors” of the Original Annual Report which is incorporated herein by reference. BBCN Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Qualifications and Experience
The following is a brief description of our current directors. The age and other information provided in each director’s biography are as of February 29, 2016.
Jinho Doo, age 60, has served as a director of BBCN Bancorp and BBCN Bank since October 29, 2014. He is currently Chief Executive Officer of New York City-based Key Capital Management, LLC, where he manages a hedge fund. From 2007 to 2012, Mr. Doo was Chief Executive Officer of JSD Investment Advisory Services, LLC, based in Los Angeles, during which time he provided investment advisory services to Korean-American community banks and foreign exchange consulting services to financial institutions. Previously, Mr. Doo was a Managing Director at DaeYu Investment Management Co, LTD, in Seoul, Korea and served as Director, Head of Korean Desk, Bonds Division at BZW Asia Hong Kong, an affiliate of Barclays Capital, in Hong Kong. Mr. Doo began his professional career in 1982 as a foreign exchange trader at Standard Chartered Bank, Seoul Branch, and in 1988 joined Los Angeles-based Hanmi Bank, from which he retired in 1996 as Vice President and Manager of the Investment and Accounting department. Mr. Doo earned his B.A. in Portuguese with a minor in Economics from Hankuk University of Foreign Studies in Seoul, Korea and his M.S. in Finance from Texas A&M University in College Station, Texas.

Director Qualification Highlights	Committee Membership
■ Capital markets knowledge and experience ■ Financial statement expertise ■ Asset liability management	■ Audit Committee (financial expert) ■ Asset/Liability Committee ■ Strategic & Business Planning Committee

Jin Chul Jhung, age 72, has served as a director of BBCN Bancorp and BBCN Bank since 2011. Mr. Jhung served as a director of Center Bank for 13 years and of Center Financial Corporation since its formation in 2000 until the merger of equals with Nara Bancorp, Inc. and Nara Bank. Mr. Jhung served as Chairman of the Board of Center Financial Corporation and Center Bank from 2009 to 2010. He has owned and operated Royal Imex, Inc., an import and wholesale business in the United States for more than 34 years. Mr. Jhung also serves as Chairman or Director of various Korean-American community organizations including as President of the Overseas Korean Traders Association, Chairman of the first and fifth World Korean Business Conventions, and as Director of the Centennial Committee of Korean Immigration to the United States. He has received numerous awards and commendations from many civic and governmental agencies such as the Export Industry Official Commendation from the Korea Industry and Commerce Minister. On December 8, 2010, Mr. Jhung was presented with a presidential merit award by the Korean government. Mr. Jhung received a B.S. degree in Business Administration from Korea University in Seoul, Korea, as well as an Honorary Ph.D. degree from Dongseo University in Busan, Korea.

Director Qualification Highlights	Committee Membership
■ Knowledge of import and wholesale businesses ■ Deep understanding of core commercial banking customer needs ■ Community knowledge and relations	■ Board Risk & Compliance Committee ■ Director Loan Committee ■ Strategic & Business Planning Committee

Kevin S. Kim, age 58, is Chairman, President and Chief Executive Officer of BBCN Bancorp and President and Chief Executive Officer of BBCN Bank. He has been President and Chief Executive Officer of BBCN Bancorp since March 2013 and of BBCN Bank since April 2014. He has been Chairman of the Board of BBCN Bancorp since May 2012 and served as Chairman of the Board of BBCN Bank from December 2011 through June 2014. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank completed on November 30, 2011, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining BBCN as the President and Chief Executive Officer, Mr. Kim practiced law for 18 years, focusing on corporate and business transactions, tax planning, and real estate transactions. Mr. Kim began his professional career as a Certified Public Accountant working for approximately 10 years at Arthur Andersen LLP and KPMG LLP. Mr. Kim serves on the board of directors of United Way of Greater Los Angeles. He received a B.A. degree with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. degree from the Anderson School of Management, the University of California, Los Angeles, and a J.D. degree from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Director Qualification Highlights	Committee Membership
■ Legal and public accounting background and expertise ■ Leadership of BBCN Bank ■ Community knowledge and relations	■ Executive Committee ■ Strategic & Business Planning Committee

Peter Y.S. Kim, age 67, has served as a director of BBCN Bancorp and BBCN Bank since 2011. He served as a director of Center Bank for 13 years and of Center Financial Corporation from its formation in 2000 to its merger with Nara Bancorp, Inc. For more than 31 years, he has owned and operated Harbor Express, Inc., Gold Point Transportation, Bridge Warehouse, Inc. and 3Plus Logistics, each of which are trucking transportation and warehousing businesses in the United States. While sponsoring many scholarship programs in the Korean-American community in Los Angeles, he also serves as an advisory board member of the Korean Studies Institute of the University of Southern California. He received a B.S. degree in Business Administration from Sogang University in Seoul, Korea.

Director Qualification Highlights	Committee Membership
■ Extensive experience leading global businesses in highly regulated industry ■ Risk management and corporate governance experience ■ Community knowledge and relations	■ Nomination & Governance Committee ■ Human Resource & Compensation Committee ■ Executive Committee ■ Director Loan Committee

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
■ Extensive experience in establishing successful business ventures in the trade and manufacturing industries
■ Deep understanding of core commercial customer banking needs
■ Community knowledge and relations
■ Nomination & Governance Committee ■ Director Loan Committee ■ Strategic & Business Planning Committee

Chung Hyun Lee, age 74, has been a member of the BBCN Bancorp and BBCN Bank boards since 2011. He was one of the founding directors of Center Bank and Center Financial Corporation and continuously served as a director of Center Bank for 26 years and of Center Financial Corporation for 11 years, until the merger of equals with Nara Bancorp, Inc. and Nara Bank. He owned and operated cosmetics importing businesses in the United States for 35 years and retired from his position as President of NuArt International, Inc. in October 2010. He received a B.S. degree in Industrial Engineering from Hanyang University in Seoul, Korea, as well as a Masters in Industrial Engineering from the University of Southern California. Mr. Lee is active in the broader Korean-American community in Southern California and currently serves as a Director of the Overseas Korean Trade Association as well as a Director of the Korean Chamber of Commerce in Los Angeles. He also has served in the past as Vice Chairman of the Korean Chamber of Commerce in Los Angeles, President of the South Bay Lions Club, Chairman of the Korean American Inter-Cultural Foundation, and Director of the Korean Federation of Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive experience leading international businesses ■ Strategic planning and operations ■ Community knowledge and relations	■ Director Loan Committee, Chair ■ Board Risk & Compliance Committee ■ Asset/Liability Committee

William J. Lewis, age 72, has served as a director of BBCN Bancorp and BBCN Bank since September 15, 2014. He most recently served as Executive Vice President and Chief Credit Officer of Pasadena-based East West Bank, during which period the bank grew from approximately $3 billion to approximately $24 billion. Prior to joining East West Bank, he served as Executive Vice President and Chief Credit Officer at PriVest Bank, based in Costa Mesa, California, from 1998 until it was acquired by American Security Bank in 2002. From 1994 to 1998, he served in the same capacity at Eldorado Bank based in Tustin, California. Previously, Mr. Lewis was Senior Vice President and Chief Credit Officer for Los Angeles based Sanwa Bank. He began his banking career in 1969 at First Interstate Bank in Los Angeles where he held various branch and credit management positions during his 13-year tenure with the bank. Mr. Lewis earned his B.B.A. in Industrial Administration from the University of New Mexico and his M.B.A. from Golden Gate University. He also completed the Executive Leadership Program at USC Marshall School of Business.

Director Qualification Highlights	Committee Membership
■ Leadership experience at publicly held, growth oriented financial institutions ■ Extensive banking and operational experience ■ Credit management background	■ Asset/Liability Committee, Chair ■ Director Loan Committee ■ Board Risk & Compliance Committee ■ Audit Committee

David P. Malone, age 65, has been a director of BBCN Bancorp and BBCN Bank since May 20, 2014 and was appointed Chairman of the Board of the Bank effective June 26, 2014. Prior to joining the board of directors, Mr. Malone completed a 15-year tenure at Community Bank in Pasadena, California, where he served as Chairman in 2013, President and Chief Executive Officer from 2008 to 2013, and Chief Operating Officer and Chief Financial Officer from 1998 to 2008. Under Mr. Malone’s leadership, Community Bank grew into one of the leading financial institutions in Southern California, with more than $3 billion in assets and 17 offices across five counties. While at Community Bank, Mr. Malone was responsible for transforming the company into a relationship-oriented community bank, developing a high performing sales culture, introducing new business lines, and expanding the bank’s geographical footprint. Mr. Malone’s efforts helped Community Bank achieve consistent profitability throughout the last recession, generate five consecutive years of balance sheet growth and post record profitability in his last two years as President and Chief Executive Officer. During his professional career, Mr. Malone also served as Executive Vice President and Chief Financial Officer for both Metrobank and Merchant Bank of California. He began his professional career as a Certified Public Accountant with Arthur Andersen, where he later served as a Senior Manager, providing strategic and operational consulting services to financial institutions in the Western United States. Mr. Malone earned a B.S. degree in Accounting from California State University, Northridge.

Director Qualification Highlights	Committee Membership
■ Leadership experience at growth oriented financial institutions ■ Extensive banking and operational experience ■ Financial statement expertise	■ Board Risk & Compliance Committee, Chair ■ Nomination & Governance Committee ■ Human Resource & Compensation Committee ■ Asset/Liability Committee ■ Audit Committee ■ Executive Committee; Chair

Gary E. Peterson, age 62, has served as a director of BBCN Bancorp and BBCN Bank since October 29, 2014. He is founder of IMAG Consulting Services LLC, a consulting and advisory firm specializing in regulatory compliance, as well as anti-money laundering (“AML”), Bank Secrecy Act (“BSA”) and wholesale and retail banking compliance, and a frequent industry speaker related to these topics. With more than three decades of experience providing counsel and oversight to U.S.-based and global financial institutions, Mr. Peterson was recruited in 2010 by HSBC North America to head up a major expansion and remediation of the company’s anti-money laundering efforts and subsequently appointed as Senior Executive Vice President and Chief Compliance Officer in 2012, responsible for managing the activities of AML, general banking compliance and securities compliance staff in the U.S. He returned in early 2014 as President of IMAG Consulting Services LLC. Mr. Peterson also advises on strategic planning initiatives relating to the compliance, technology and risk aspects of acquisitions, mergers and new product and service launches. Prior to forming IMAG Consulting Services LLC, Mr. Peterson was Senior Vice President, Chief of Staff, General Counsel and Head of Compliance of Midland Bank PLC from 1985-1992 and was responsible for legal, regulatory and compliance oversight over retail, corporate and commercial banking, treasury and capital markets, wealth management services, securities, asset management and investment banking businesses. Upon HSBC’s acquisition of Midland, he became Regional Compliance Director, Western Hemisphere, and Secretary of its U.S. bank holding company. Mr. Peterson began his professional career as an associate at the law firm of Fellner and Rovins in New York City. He is a summa cum laude graduate of Lehigh University in Bethlehem, Pennsylvania, and earned his J.D. from the School of Law of Case Western Reserve University in Cleveland, Ohio. Mr. Peterson is a member of the New York State bar.

Director Qualification Highlights	Committee Membership
■ Recent operational banking experience ■ Extensive risk and compliance background, including BSA and AML ■ Knowledge of regulatory environment	■ Board Risk & Compliance Committee ■ Audit Committee ■ Strategic & Business Planning Committee

Scott Yoon-Suk Whang, age 70, has been a director of BBCN Bancorp and BBCN Bank since 2007. Mr. Whang previously served in the capacities of Vice-Chairman of BBCN Bancorp from May 2012 through June 2014, and Lead Independent Director of BBCN Bancorp and BBCN Bank from March 2013 to June 2014. Mr. Whang was the lead negotiator from Nara resulting in the creation of BBCN upon the merger of equals of Nara Bancorp, Inc. and Center Financial Corporation. He is a goal-oriented entrepreneur who has started three successful companies over the past 20 years. Mr. Whang currently serves as President and CEO of Orange Circle Studios, a company he founded in 2008. In 1985, he founded Codra Enterprises, a provider of new product development and manufacturing outsourcing services to the gift and stationery industry, and served as its Chairman until December 2007. In 1990, Mr. Whang also founded Avalanche Publishing, Inc., one of the leading publishers of various gift and stationery products serving large national retailers, as well as office chains and specialty gift stores, and served as the CEO until he negotiated the sale of the company in 2006. Previously, Mr. Whang held various management positions with Daewoo Corporation, where he began his career in the early 1970s until he resigned from the position as President of the western division of Daewoo International (USA) in 1985. In 2006, Mr. Whang was chosen as entrepreneur of the year by the Korean American Chamber of Commerce in recognition of his success in the mainstream publishing industry and as an exemplary minority entrepreneur. Mr. Whang graduated from the College of Business Administration at Seoul National University with a B.A. degree in International Economy.

Director Qualification Highlights	Committee Membership
■ Extensive entrepreneurial and M&A experience ■ Strategic planning, management and operations experience ■ Community knowledge and relations	■ Human Resource & Compensation Committee, Chair ■ Nomination & Governance Committee ■ Strategic & Business Planning Committee ■ Executive Committee

Dale S. Zuehls, age 65, was appointed to the boards of directors of BBCN Bancorp and BBCN Bank effective March 20, 2014. A principal of specialty accounting and consulting firm Zuehls, Legaspi & Company, Dr. Zuehls has more than 40 years of experience in the areas of complex auditing, accounting, forensic accounting, complex tax issues, performance measurement and related consulting matters. In addition to being a Certified Public Accountant, Dr. Zuehls has a Ph.D. in accounting and holds a law degree. He is also Certified in Financial Forensics and Accredited in Business Valuations by the American Institute of Certified Public Accountants, and is a member of the American Certified Fraud Examiners. Previously, Dr. Zuehls held various leadership positions at KPMG and Arthur Andersen & Co., two of the largest public accounting firms. A recognized expert in complex accounting matters, Dr. Zuehls has taught in Ph.D. and Masters’ programs at Southern California-based universities and has held seminars on various accounting and tax issues. He serves on the Audit Committee of the largest research foundation at California State University, Los Angeles. Dr. Zuehls earned his B.S. degree in accounting at California State University, Los Angeles, his M.A. and Ph.D. degrees from Stafford University in England, and his J.D. degree from Southwestern University School of Law, Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive audit, accounting, performance measurement and legal experience ■ Financial statement expertise ■ Risk management and corporate governance e knowledge and experience	■ Audit Committee, Chair (financial expert) ■ Human Resource & Compensation Committee ■ Nomination & Governance Committee ■ Strategic & Business Planning Committee ■ Executive Committee

Director Nomination Process
As specified in its charter, the Nomination and Governance Committee is appointed by the board of directors of the Company to assist the board of directors in identifying qualified individuals to become members of the board of directors, consistent with criteria approved by the board of directors, and to recommend to the board of directors the director nominees for the annual meetings of stockholders. The Nomination and Governance Committee will utilize the same standards for evaluating director candidates recommended by stockholders as it does for candidates proposed by the board of directors or members thereof.
The Nomination and Governance Committee considers many factors in nominating individuals to serve on the board of directors, including the following:

•	diversity of professional disciplines and backgrounds;

•	experience in business, finance and/or administration;

•	familiarity with national and international business matters;

•	familiarity and experience with the commercial banking industry;

•	personal prominence and reputation, and the ability to enhance the reputation of the Bank;

•	time available to devote to the work of the board of directors and one or more of its committees;

•	specific qualifications that complement and enhance the overall core competencies of the board of directors and/or the specific committees to which they may be assigned;

•	activities and associations of each candidate to ensure that there is no legal impediment, conflict of interest, or other consideration that might hinder or prevent service on the board of directors;

•	interests of the stockholders as a whole;

•	independence determination;

•	the age of a nominee; and

•	the extent to which a nominee may add diversity to the board of directors.

 The Company’s Corporate Governance Guidelines require all directors who are age seventy-five or older at the time of an annual meeting to retire.
Nominations, other than those made by or at the direction of the board of directors or by the Nomination and Governance Committee, may only be made pursuant to timely notice in writing to the Secretary of the Company. To be timely, a stockholder’s notice must be received at the principal executive offices of the Company (i) in the case of an annual meeting of the stockholders, not less than 100 days, nor more than 120 days, prior to the anniversary of the immediately preceding annual meeting of the stockholders; provided, however, that in the event that the date of the annual meeting of stockholders is more than 30 days before or after such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the earlier of the date on which notice or public announcement of the date of the annual meeting of stockholders was first given or made by the Company, and (ii) in the case of a special meeting of the stockholders called for the purpose of electing directors, not later than the close of business on the tenth day following the earlier of the date on which notice or public announcement of the date of the special meeting was first given or made by the Company.
A stockholder’s written nomination notice to the Secretary of the Company must set forth: (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company that are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Section 14(a) of the Exchange Act and the rules and regulations of the SEC promulgated thereunder; and (b) as to the stockholder giving the notice, (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the Company that are beneficially owned by the stockholder. The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director of the Company. No person nominated by a stockholder shall be eligible for election as a director of the Company unless nominated in accordance with the procedures for the same, which are set forth in full in the Company’s bylaws. The chairman of the meeting shall, if the facts warrant, determine that a nomination was not made in accordance with the applicable procedures, and, if he should so determine, he shall so declare at the meeting, and the defective nomination shall be disregarded.
 The board of directors will submit to the stockholders for their vote at the 2016 annual meeting of stockholders a slate of directors comprised of nine nominees to serve until the close of the proposed merger with Wilshire Bancorp, Inc. or, if the merger is not completed, until the next annual meeting of stockholders and until their successors are elected and have been qualified. If the merger is consummated, the nine nominees of the BBCN board of directors, together with seven nominees of Wilshire Bancorp, Inc.’s board of directors, will be appointed to serve on the surviving corporation’s board of directors immediately upon effectiveness of the merger.
BBCN’s director nominees are:

Jinho Doo	Chung Hyun Lee	Gary E. Peterson

Jin Chul Jhung	William J. Lewis	Scott Yoon-Suk Whang

Kevin S. Kim	David P. Malone	Dale S. Zuehls
The nominees for director consist of all of the directors of BBCN who were previously elected by the stockholders at the Company’s 2015 annual meeting of stockholders, other than former directors Kiho Choi and C.K. (Chuck) Hong, each of whom resigned from the BBCN board of directors, effective as of January 21, 2016, and directors Sang Hoon Kim and Peter Y.S. Kim, who will be retiring from the board of directors concurrent with the Company’s 2016 annual meeting of stockholders.

Corporate Governance
In performing its role, our board of directors is guided by our Corporate Governance Guidelines, which establish a framework for the governance of our board of directors and the management of the Company. We believe that sound and prudent corporate governance is essential to the integrity of our Company. Our board of directors oversees the Company’s corporate governance and takes seriously its responsibility to promote the best interests of our stockholders, employees, customers and the communities that we serve. Good corporate governance is the basis for our decision-making and control processes and enhances the relationships we have with all of our stakeholders.
The Corporate Governance Guidelines were adopted by our board of directors and reflect regulatory requirements and broadly recognized best governance practices, including the Nasdaq Stock Market corporate governance continued listing standards. The Corporate Governance Guidelines are reviewed regularly and updated as appropriate, but at a minimum on an annual basis. The full text of the Corporate Governance Guidelines can be found on our website at www.BBCNbank.com, in the Corporate Governance section under the About menu. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.
In addition, the Company has adopted a Director Code of Ethics and Business Conduct that applies to all directors, as well as Code of Ethics and Business Conduct which applies to all officers and employees, both of which are in the Corporate Governance section of our website. If the Company makes any substantive amendments to the director or employee versions of the Code of Ethics and Business Conduct or grants waiver from a material provision of the Code of Ethics and Business Conduct to any director or executive officer, it is the Company’s policy to promptly disclose the nature of the amendment or waiver.
Board Leadership Structure
Our board of directors is committed to having a sound governance structure that promotes the best interest of all Company stockholders. Our leadership structure includes the following principles:

•	Yearly Elections. We believe that yearly elections hold the directors accountable to our stockholders, as each director is subject to re-nomination and re-election each year.

•
Independent Oversight. All of our directors are independent, except for Kevin S. Kim, Chairman, President and Chief Executive Officer of the Company. Our board of directors has affirmatively determined that the other 10 directors are independent under SEC and Nasdaq Stock Market corporate governance rules, as applicable.

•
Chairman of the Board. The Chairman of the Board is appointed annually by our board of directors. Kevin S. Kim has served in the capacity of Chairman since May 31, 2012 and his responsibilities include, among others, presiding at and calling board and stockholder meetings and preparing meeting schedules, agendas and materials in collaboration with the Lead Independent Director.

•
Lead Independent Director. In the case where the Chairman of the Board is not deemed to be independent, we believe an independent director should be designated to serve in a lead capacity as a liaison between the independent directors and the Chairman. Dale S. Zuehls was appointed Lead Independent Director effective June 26, 2014 and his responsibilities include, among others, coordinating the evaluation process of and providing feedback to the Chairman related to his performance, in collaboration with the Chair of the Human Resources and Compensation Committee, and presiding over executive sessions of independent directors, which are held regularly after each scheduled in-person board meeting.

We believe our board structure serves the interests of the stockholders by balancing the practicalities of running the Company with the need for director accountability.

Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, our executive officers and directors, and persons who own more than 10% of the Company’s common stock, are required to file reports of ownership and changes in ownership with the SEC. The SEC requires executive officers, directors and greater than 10% beneficial owners to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of these reports and of certifications furnished to us, we believe that during the fiscal year ended December 31, 2015, all executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.
Board Diversity
Our board of directors does not have a formal written policy with regard to the consideration of diversity in identifying director nominees. Our Nomination and Governance Committee Charter, however, requires the Nomination and Governance Committee to review the qualifications of candidates to our board of directors. This assessment includes the consideration of the following factors, among others:

•	Personal and professional ethics and integrity, including personal prominence and reputation, and ability to enhance the reputation of the Company;

•
Diversity among the existing board members, specific business experience and competence, including an assessment of whether the candidate has experience in, and possesses an understanding of, business issues applicable to the success of the banking industry;

•	Financial acumen, including whether the candidate, through education or experience, has an understanding of financial statement matters and the preparation and analysis of financial statements;

•	Professional and personal accomplishments, including involvement in civic and charitable activities;

•	Educational background; and

•	Whether the candidate has expressed a willingness to devote sufficient time to carrying out his duties and responsibilities effectively and is committed to service on the board of directors.
As currently comprised, our board of directors is a group of individuals who are drawn from various market sectors and industry groups with a presence in the Company’s markets, as well as a wealth of banking experience. Board members are individuals with knowledge and experience who serve and represent the communities we serve. Current board representation provides backgrounds in accounting, auditing, banking, Internet marketing, retail and wholesale, printing, transportation/trucking, international trade and IT solutions. The expertise of these individuals covers accounting, audit and financial reporting, corporate management, strategic planning, business acquisitions, bank risk and compliance, enterprise risk management, IT operations, corporate governance, credit review and administration, marketing, international operations, and retail and small business operations. The Nomination and Governance Committee believes that the backgrounds and qualifications of the directors, considered as a group, provide a significant composite mix of experience, knowledge and abilities, as discussed above, which will allow our board of directors to fulfill its responsibilities and fiduciary duties. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis.

Committees of the Board
The Company’s board of directors has four standing committees, including the Audit Committee, Nomination and Governance Committee, Human Resources and Compensation Committee and Asset/Liability Committee.
During 2015, there were 9 regular and 3 special meetings of the Company board of directors. All of the current directors attended at least 75% of the aggregate total number of meetings of our board of directors and the committees on which they served during their periods of service in 2015, with the exception of Peter Y.S. Kim.
Audit Committee
The Audit Committee is appointed by our board of directors to assist our board of directors in overseeing the Company’s accounting and reporting practices, audits of financial statements, and to assist our board of directors in monitoring the integrity of the Company’s financial statements, compliance with legal and regulatory related audit and accounting matters, including the Sarbanes-Oxley Act of 2002, qualifications and independence of the Company’s independent auditors, and the performance of the Company’s internal audit function and independent auditors. The Audit Committee operates under a charter adopted by our board of directors a copy of which can be found in the Corporate Governance section of our website at www.BBCNbank.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.
The current members of the Audit Committee include directors Dale S. Zuehls (Chair), Jinho Doo and Gary E. Peterson. Each of the members of the Audit Committee is “independent” as defined by our policy, the listing standards for the Nasdaq Stock Market and SEC Rule 10a-3. Our board of directors has determined that Dale S. Zuehls and Jinho Doo each satisfy the requirements established by the SEC for qualification as an “audit committee financial expert.” The Audit Committee held sixteen meetings in 2015.

Nomination and Governance Committee
The Nomination and Governance Committee is appointed by our board of directors to assist our board of directors in identifying qualified individuals to become board members, consistent with criteria approved by our board of directors, to determine the composition of our board of directors and to recommend to our board of directors the director nominees for each annual meeting. The Nomination and Governance Committee is also responsible for assuring that an appropriate governance structure is established and maintained and for conducting an annual assessment of our board of directors’ performance and effectiveness. The Nomination and Governance Committee operates under a charter adopted by our board of directors, a copy of which can be found in the Corporate Governance section of our website at www.BBCNbank.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.
The current members of the Nomination and Governance Committee include directors Peter Y.S. Kim (Chair), Sang Hoon Kim, David P. Malone, Scott Yoon-Suk Whang and Dale S. Zuehls. Each of the members of the Nomination and Governance Committee is “independent” as defined by our policy and the listing standards of the Nasdaq Stock Market. The Nomination and Governance Committee held four meetings in 2015.
Human Resources and Compensation Committee
The Human Resources and Compensation Committee (also referred to as the “Compensation Committee”) is appointed by our board of directors to assist our board of directors in establishing the overall compensation of our Chief Executive Officer and executive officers who have the title of “Executive Vice President” or above. The Compensation Committee is also responsible for considering and making recommendations to our board of directors concerning compensation, benefit plans, and implementation of sound personnel policies and practices.

The Compensation Committee monitors the performance of our executive officers in relation to applicable corporate goals and strategies, and seeks to ensure that compensation and benefits are at levels that enable us to attract and retain high quality employees, are consistent with our strategic goals, are internally equitable and are consistent with all regulatory requirements. The Compensation Committee operates under a charter adopted by our board of directors, a copy of which can be found in the Corporate Governance section of our website at www.BBCNbank.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.
The current members of the Compensation Committee include directors Scott Yoon-Suk Whang (Chair), Peter Y.S. Kim, David P. Malone and Dale S. Zuehls. Each of the members of the Compensation Committee is “independent” as defined by our policy and the listing standards of the Nasdaq Stock Market.
The Compensation Committee meets at least four times a year and also holds special meetings and telephonic meetings to discuss extraordinary items, such as the hiring or dismissal of employees at the Executive Vice President level or above. For fiscal year 2015, the Compensation Committee met a total of nine times. The Chair of the Compensation Committee regularly reports to our board of directors on the Compensation Committee’s actions and recommendations. The Compensation Committee has authority to retain outside counsel, compensation consultants and other advisors to assist as needed.
Additional information regarding the Compensation Committee is provided below under the caption “Compensation Discussion and Analysis-Roles and Responsibilities of Human Resources and Compensation Committee.”
Asset/Liability Committee
The Asset/Liability Committee is appointed by our board of directors to assist our board of directors in assessing the adequacy and monitoring the implementation of the Bank’s and the Company’s Asset/Liability Management Policy (the “ALM Policy”) and related procedures. The ALM Policy includes specific policies and procedures relating to (i) interest rate risk, (ii) market/investment risk, (iii) liquidity risk, (iv) credit risk, and (v) capital risk. The Asset/Liability Committee oversees the implementation of processes for managing the Bank’s interest rate, liquidity, and similar market risks relating to the Bank’s balance sheet and associated activities, including the adoption from time to time of risk limits and capital levels. The Asset/Liability Committee operates under a charter adopted by our board of directors, a copy of which can be found in the Corporate Governance section of our website at www.BBCNbank.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.
The current members of the Asset/Liability Committee include directors William J. Lewis (Chair), Jinho Doo, Chung Hyun Lee and David P. Malone. Each of the members of the Asset/Liability Committee is “independent” as defined by our policy and the listing standards of the Nasdaq Stock Market. The Asset/Liability Committee held four meetings in 2015.

Board Communication
A formal process for stockholder communications with our board of directors is posted in the corporate governance section of the Company’s website at www.BBCNbank.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein. Interested parties may communicate with the Company’s board of directors as follows:

By writing to:	By email to:
BBCN Bancorp, Inc. 3731 Wilshire Blvd., Suite 1000 Los Angeles, CA 90010 Attn: Lead Independent Director	LeadIndependentDirector@BBCNbank.com

Any communication sent must state the number of shares owned by the stockholder sending the communication. The Lead Independent Director will review each communication and forward the communication to our board of directors or to any individual director to whom the communication is addressed unless the communication is unduly hostile, threatening or similarly inappropriate, in which case, the Lead Independent Director may disregard the communication. Every effort is made to ensure that the views of stockholders are heard by our board of directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.
Equity Ownership Guidelines
We believe the ownership of our Company’s stock by our directors ensures a strong alignment of the interests of our board of directors with that of its stockholders. As stated in the Company’s Corporate Governance Guidelines, each independent director of our board of directors must own at least two times the value of their annual director cash compensation in Company common stock within three years of their appointment. The requirements of these provisions may be met by the vesting of performance units, the exercise of stock options or the purchase of our Company’s common stock in the open market.
Hedging and Pledging Prohibition
The Company’s Insider Trading Policy, as amended and approved by our board of directors on February 19, 2015, explicitly prohibits directors and employees from engaging in hedging transactions involving the Company’s stock. Directors and employees are further prohibited from pledging their securities in the Company as collateral for a loan, and the Company’s stock may not be held in margin accounts. Exceptions to the pledging prohibition may be granted by the Company’s Legal Department in cases where the director or employee clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.
Board’s Role in Risk Oversight
Our board of directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives in the areas of strategy, operations, reporting, and compliance without exposing the organization to undue risk. Our board of directors recognizes that these objectives are important to improve and sustain long-term organizational performance and stockholder value. A fundamental part of risk management is not only identifying the risks our Company faces and implementing steps to manage those risks, but also determining what constitutes the appropriate level of risk based upon our Company’s activities.
Our board of directors participates in the Company’s annual enterprise risk management assessment, which is led by the Company’s Chief Risk Officer, Johann Minkyun You. In this process, risk is assessed throughout the Company by focusing on nine areas of risk, including risks relating to: credit, liquidity, interest rates, foreign exchange, operational, country, compliance/legal, strategic and reputation. Risks that simultaneously affect different parts of the Company are identified, and an interrelated response is made. Our board of directors provides ongoing oversight of enterprise-wide risks through a periodic enterprise risk assessment update.
While our board of directors has the ultimate oversight responsibility for the risk management process, various committees of our board of directors also have responsibility for risk management. In particular, the Board Risk and Compliance Committee assists our board of directors in fulfilling its oversight responsibility with respect to regulatory, compliance and operational risk and enterprise risk management issues that affect the Company and works closely with the Company’s legal and risk departments. The Audit Committee helps our board of directors monitor financial risk and internal controls from a risk-based perspective and oversees the annual audit plan. It also reviews reports from the Company’s internal audit department. The Director’s Loan Committee oversees credit risk by identifying, monitoring, and controlling repayment risk associated with the Bank’s lending activities. The Business

Development/Strategic Planning committee oversees risks associated with the planned short- and long-term direction of the Company and ensures ongoing board involvement with and oversight of the Company’s three-year strategic plan.
The Asset/Liability Committee oversees the implementation of an effective process for managing the Bank’s interest rate, liquidity, and similar market risks relating to the Bank’s balance sheet and associated activities.
In overseeing compensation, the Human Resource and Compensation Committee strives to design incentives that encourage a conservative level of risk-taking behavior consistent with the Company’s business strategy and in compliance with all laws and the Interagency Guidance on Incentive Compensation.
Finally, the Company’s Nomination and Governance Committee approves the code of conduct and business ethics policies relating to employees and directors, respectively. In addition, it conducts an annual assessment of corporate governance policies and potential risk associated with governance and related party matters.
Executive Officer Qualifications and Experience
The following is a brief description of our current executive officers. The age and other information provided in each executive officer’s biography are as of February 29, 2016.

Kevin S. Kim, 58. Mr. Kim is Chairman, President and Chief Executive Officer of BBCN Bancorp and President and Chief Executive Officer of BBCN Bank. He has been President and Chief Executive Officer of BBCN Bancorp since March 2013 and of BBCN Bank since April 2014. He has been Chairman of the Board of BBCN Bancorp since May 2012 and served as Chairman of the Board of BBCN Bank from December 2011 through June 2014. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank completed on November 30, 2011, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining BBCN as the President and Chief Executive Officer, Mr. Kim practiced law for 18 years, focusing on corporate and business transactions, tax planning, and real estate transactions. Mr. Kim began his professional career as a Certified Public Accountant working for approximately 10 years at Arthur Andersen LLP and KPMG LLP. Mr. Kim serves on the board of directors of United Way of Greater Los Angeles. He received a B.A. degree with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. degree from the Anderson School of Management, the University of California, Los Angeles, and a J.D. degree from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.
Kyu S. Kim, 55. Ms. Kim, a 18-year veteran of BBCN Bank, was promoted to Senior Executive Vice President effective May 1, 2013 and was named Chief Operating Officer effective August 2, 2013. Previously, she served as Executive Vice President and Chief Commercial Banking Officer of BBCN Bank upon the merger of Nara Bank and Center Bank completed on November 30, 2011. Prior to the merger, Ms. Kim, who we credit with building former Nara Bank’s eastern region presence from the ground up, was the Executive Vice President and Eastern Regional Manager for Nara Bank from April 2008 through November 2011. Previously, she held the titles Senior Vice President and Eastern Regional Manager for Nara Bank from October 2005 through March 2008 and Deputy Regional Manager from July 2003 to September 2005. Ms. Kim also served as the Manhattan Branch Manager from February 2000 to September 2005 and Flushing Branch Manager from September 1998 to February 2000. Prior to joining Nara Bank, Ms. Kim was Vice President and Chief Credit Officer at the former Chicago-based Foster Bank from March 1990 to September 1997. Ms. Kim received her B.B.A. degree in Finance from the University of Wisconsin, Oshkosh. She completed the Graduate School of Banking at the University of Wisconsin, Madison and the ABA Stonier Graduate School of Banking at the University of Pennsylvania. Ms. Kim also earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.
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

Daniel H. Kim, 49. Mr. Kim joined BBCN Bancorp as Executive Vice President and Chief Planning Officer effective November 25, 2013. Prior to joining BBCN Bancorp, he was the Executive Vice President, Chief Financial Officer and Corporate Secretary of the former Saehan Bancorp, Inc. and Saehan Bank. Having joined Saehan in September 2003, Mr. Kim directly supervised and provided oversight of numerous departments within the organization, including accounting/investment, central operations administration, human resources, IT, compliance and BSA requirements. From May 1997 to August 2003, Mr. Kim served as First Vice President and Manager of the accounting, corporate planning and investment departments of the former Pacific Union Bank, during which time he successfully consummated that bank’s initial public offering. Mr. Kim began his banking career in June 1991 at the former Center Bank, where he last served as Assistant Vice President and Accounting/Investment Officer. Mr. Kim earned a B.A. degree in economics/business from the University of California, Los Angeles.

David W. Kim, 50. Mr. Kim currently serves as Executive Vice President, Chief Operations Administrator and General Counsel of BBCN Bank. With more than 20 years of experience in the banking industry, he joined the Bank effective April 1, 2014 as Executive Vice President, Chief Administrative Officer and General Counsel. Prior to BBCN, Mr. Kim joined United Central Bank in 2011 as part of a turnaround team, where he served as Executive Vice President, Chief Operating Officer and General Counsel. From 2010 to 2011, Mr. Kim was Executive Vice President and Chief Credit Officer of Commonwealth Business Bank. Prior to that, he was Senior Vice President, Chief Operating Officer and General Counsel of Wilshire State Bank from 2005 to 2010. Mr. Kim began his career in the Korean-American banking industry in 1995 at Hanmi Bank, where he served as Senior Vice President, Chief Administrative Officer and General Counsel. Previously, Mr. Kim was with Chase Bank in New York and the International Monetary Fund in Washington, D.C. Mr. Kim received a B.S. degree in economics and public policy from Indiana University and a J.D. degree from George Washington University Law School.
Jason K. Kim, 49. Mr. Kim was appointed Executive Vice President and Chief Lending Officer of BBCN Bank effective December 1, 2011 and is responsible for the SBA, equipment lease finance, credit card and residential mortgage departments. Prior to the merger of equals creating BBCN, he served as Chief Credit Officer of Center Bank since April 2007 and was promoted to Executive Vice President in December 2010. A 23-year veteran of the Bank, Mr. Kim served as Senior Vice President and Manager of Center Bank’s SBA Department from 1991 to 2007. Under his tenure, Center Bank’s SBA Department was recognized for having maintained the highest asset quality among more than 800 lenders across the nation, leading to the Company’s receipt of the “Lender of the Year Award” by the U.S. Small Business Administration in 2006. Mr. Kim graduated from the University of California, Los Angeles with a B.A. degree in economics.
Mark H. Lee, 53. Mr. Lee has served as Executive Vice President and Chief Credit Officer of BBCN Bank since May 2009. Previously, Mr. Lee was Senior Vice President and Deputy Chief Credit Officer at East West Bank from May 2007 to April 2009, and prior to that he was the Manager of the Commercial Business Credit department. Prior to his work at East West Bank, Mr. Lee served in various lending and credit capacities starting in 1990 at California Bank and Trust, Center Bank and Sanwa Bank California. Mr. Lee earned his B.S. degree in biochemistry from Pacific Union College and his M.B.A. degree in corporate finance from the Marshall School of Business, University of Southern California.
Brian E. Van Dyk, 53. Mr. Van Dyk was appointed Executive Vice President and Chief Information Officer of BBCN Bank effective December 1, 2011 and has more than 30 years of experience in the information technology sector. Previously, Mr. Van Dyk worked as an integration, IT conversion and vendor management consultant for RLR Management Consulting, Inc. from February 2006 to November 2011, and as President of the Premier Division of Aurum Technology Inc. (and Fidelity Information Systems) from December 1999 to October 2005. Prior to his work at Aurum Technology, Mr. Van Dyk served in various software development and management positions with Electronic Data Systems from 1984 to 1999. Mr. Van Dyk earned his B.S. degree in business finance from Montana State University.
Johann Minkyun You, 51. Mr. You was appointed Executive Vice President and Chief Risk Officer of BBCN Bank effective March 3, 2014, and is responsible for all areas of risk, compliance and BSA management. Previously, Mr. You was employed by HSBC USA where he served in roles of increasing responsibility from June 2011 through January 2014. Most recently, he was Senior Vice President and Head of Enterprise Compliance Risk, responsible for compliance risk strategy, risk assessment, risk reporting, compliance risk systems and compliance issue management. From June 2006 to June 2011, Mr. You was Director and Head Consultant at IMAG Consulting Services LLC, where he spearheaded numerous operational, regulatory and risk-based projects for large global financial institutions. Mr. You earned a B.S. degree in accounting from the University of Binghamton and is a Certified Anti-Money Laundering Specialist.

Item 11. Executive Compensation.

Who are the Named Executive Officers?
The Named Executive Officers, whom we also refer to as NEOs, are (i) each person who served as our Chief Executive Officer for any period of time during 2015; (ii) each person who served as our Chief Financial Officer for any period of time during 2015; and (iii) each of the other three most highly compensated executive officers employed by us as of December 31, 2015, whose total compensation for services rendered to us in all capacities during 2015 exceeded $100,000, along with any former executive officer who would have been so included on the basis of his/her 2015 compensation if he had remained an employee at year end. For 2015, the NEOs are Kevin S. Kim, Douglas J. Goddard, Kyu S. Kim, Johann Minkyun You and Mark H. Lee, as well as our former Senior Executive Vice President and Chief Administrative Officer Cha Y. Park, who retired from the Company effective December 22, 2015.

Human Resources and Compensation Committee Report
The following report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filings by the Company under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent we may specifically incorporate the information contained in this report by reference thereto.
The Human Resources and Compensation Committee (“Compensation Committee”) has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) included in this report with management and, based on such review and discussions, has recommended to the board of directors that the CD&A be included in this report.
Respectfully submitted by the members of the Compensation Committee.
SCOTT YOON-SUK WHANG (Chair)
PETER Y.S. KIM
DAVID P. MALONE
DALE S. ZUEHLS
Date: February 24, 2016

COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) provides information about our executive compensation program, the factors that were considered in making compensation decisions for our Named Executive Officers (“NEOs”) and how we have modified our programs to meet the Company’s needs in the future. The compensation decisions that pertain to the NEOs listed in the table below were made by the Compensation Committee.

Name	Title
Kevin S. Kim	Chairman, President & Chief Executive Officer
Douglas J. Goddard	Executive Vice President & Chief Financial Officer
Kyu S. Kim	Senior Executive Vice President & Chief Operating Officer
Johann Minkyun You	Executive Vice President & Chief Risk Officer
Mark H. Lee	Executive Vice President & Chief Credit Officer
Cha Y. Park	Former Senior Executive Vice President & Chief Administrative Officer

Executive Summary
2015 Financial and Strategic Business Performance
BBCN continued to fortify its foundation for sustainable growth in 2015, marked by strong profitability, robust loan origination volumes, disciplined cost management and positive asset quality trends, as demonstrated by the following achievements:

•	Net income increased 4% to $92.3 million, or $1.16 per diluted common share

•	Return on average assets of 1.25%

•	Return on average equity of 10.11%

•	Efficiency ratio of 48.43%

•	$1.69 billion in new loans, representing a 27% increase over origination volumes in the prior year

•	12.3% growth in total loans

•	11.4% growth in total deposits

•	12.0% decline in nonaccrual loans and 9.1% decline in classified loans, with declines driven by payoffs and loan upgrades

•	Total stockholder return of 23%
In addition to the strong progress made to date in transforming BBCN to a more diversified financial institution, the Company embarked on a new journey with the announcement of a merger of equals with Wilshire Bancorp, creating the only super regional Korean-American bank in the United States. The combined entity will enjoy a significantly stronger competitive position, with unrivaled leadership among our niche peers and unparalleled opportunity to cross-sell a comprehensive offering of products and services-further improving upon the value proposition BBCN is providing to its customers, employees and stockholders.
2015 Stockholder Feedback and Program Changes
Each year, we carefully consider the results of our stockholder say-on-pay vote from the preceding year. At the May 2015 annual stockholders’ meeting, 45.8% of the votes cast supported our executive compensation decisions. We interpreted the results of our 2015 vote as a signal to expand our dialogue with stockholders to help us understand their perspectives on compensation and take steps to ensure that we make future changes to our program that are aligned with competitive practices and in the best interests of both our stockholders and executives.
Following are highlights of the changes we have either made or are in the process of making:

•
A more structured approach to Annual Cash Incentive Awards for the Chief Executive Officer. The Compensation Committee adopted an approach that uses a formulaic structure preferred by many of our investors. This program replaces the prior structure, which involved a greater degree of discretion. This new design structure is described further in the section titled “Elements of Compensation” below.

•
A new independent compensation consultant. As part of our increased effort to continually improve to our compensation practices, the Compensation Committee engaged Pearl Meyer, an independent compensation consultant, in June 2015. The Committee directed Pearl Meyer to perform a comprehensive review of our executive compensation structure, its competitiveness relative to comparable banking organizations, and our related governance practices. Pearl Meyer provided the Committee with recommendations for potential changes to our practices going forward and the Committee is currently taking these recommendations under consideration.

•
A new set of stockholder-friendly features. In early 2016, the Compensation Committee approved a formal clawback policy. In addition, a stock ownership guideline for our CEO was adopted and our guidelines for non-employee directors was enhanced to bolster our current compensation governance practices and further strengthen the alignment of stockholder and executive interests.

•
Commitment to greater transparency and dialogue with stockholders. Beginning with this CD&A, we have made a commitment to explain more fully the Compensation Committee’s thought process as it relates to establishing executive compensation levels and design. We are also in the process of launching a more formalized stockholder outreach program to not only share more openly our rationale for executive compensation decisions, but to be just as intentional about listening to our stakeholders to obtain and understand their thoughts and concerns.

Chief Executive Officer (“CEO”) Pay at a Glance

The independent members of the board of directors selected Kevin S. Kim to serve as President and CEO of BBCN Bancorp on March 7, 2013, and in April of 2014 expanded his responsibilities to include President and CEO of BBCN Bank, based on their belief that Mr. Kim was the leader BBCN needed to successfully guide the Company through its longer-term growth objective to be the premier Korean-American bank in the United States with total assets in excess of $10 billion. As such, the Company entered into a new employment agreement with Mr. Kim effective April 2014 that was designed to be commensurate with his significantly increased responsibilities and leadership role within the Company. The new employment agreement provided Mr. Kim with an initial annual base salary of $650,000, target annual cash incentive opportunity of 75% of his annual base salary, time-based vesting stock options and time-based vesting restricted stock. In entering into the new employment agreement with Mr. Kim, the Compensation Committee’s prior consultant reviewed the terms of the agreement, including the compensation components and found them to be within competitive practices of comparable banks. Previously, upon his appointment as President and CEO of the Bancorp, Mr. Kim was granted restricted stock units.
The Compensation Committee believes the time-based vesting equity awards, in particular, were critical to retaining Mr. Kim for the long term during a critical time in the Company’s growth and transition and aligning his interests with the long-term interests of our stockholders. The restricted stock awards were designed to be the primary retention vehicle, ensuring that Mr. Kim had immediate unvested equity, while the stock options were designed primarily to motivate and reward growth in the value of the Company. The nature of these equity awards were unique to the Company’s specific needs during the leadership transition and are not necessarily indicative of the Committee’s plans for future awards to Mr. Kim, which will be evaluated and developed during 2016. No equity awards were granted to Mr. Kim in 2015.
Because we view the 2013 and 2014 equity awards granted to Mr. Kim as special multi-year hire-on awards, the Committee’s assessment of his actual total annual compensation does not directly correlate with annual amounts disclosed in the Summary Compensation Table found below. Rather than inclusion of the awards at full market value on the date of grant (which results in significant swings between 2013, 2014 and 2015), the Compensation Committee evaluates his total annual compensation opportunity by including a normalized value of his hire-on awards, spreading the grant date fair market value over the intended service periods-the periods over which the hire-on awards vest. The chart below illustrates Mr. Kim’s “normalized” total compensation each year, relative to the cumulative total return to stockholders since his date of hire:

*	Reflects equity award values granted pursuant to Employment Agreement, normalized over intended service period (vesting period).

2015 Compensation Decisions
The Compensation Committee made the following compensation decisions for fiscal 2015:

•	Base Salaries: Increased base salaries of NEOs consistent with Company-wide salary adjustment rates (ranging between 3% and 4%)

•
Annual Cash Incentive Awards: The Compensation Committee awarded Mr. Kim 118% of his target award opportunity. The other NEOs received between 79% and 86% of their respective target award opportunities. For more information, please see the section titled “Elements of Compensation” below.

•	Long-Term Equity Incentive Awards: The Compensation Committee did not grant any equity awards to any of the NEOs in 2015.

•
Long-Term Cash Incentive Plan (“LTIP”): The Company met required performance targets and the Company contributed $50,000 and $30,000 to deferred compensation accounts of Kevin S. Kim and Kyu S. Kim, respectively, in accordance with the terms of their respective plans.

Best Compensation Practices & Policies
Our executive compensation program is reinforced by the following best-practice governance standards which encourage prudent decision-making and prevent excessive risk-taking behaviors through the following processes, policies and practices:

•	Stock ownership policy

•	Clawback policy

•	No tax gross ups

•	No automatic “single trigger” vesting upon a change of control

•	New independent compensation consultant retained

•	No excessive perquisites
What Guides Our Executive Compensation Program
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
The Company’s executive compensation programs are designed to provide:

•	levels of base salary that are competitive with companies in our peer group;

•	annual cash incentive bonuses that are tied to our financial results, achievement of our yearly strategic goals and achievement of individual performance objectives;

•	long-term incentive equity awards, that are designed to encourage executive officers to focus their efforts on building stockholder value by meeting longer-term financial and strategic goals; and

•	long-term cash incentives that deliver opportunities for performance-based contributions to select executive officers’ deferred compensation accounts.

The Compensation Committee attempts to strike a balance among these elements, each of which is discussed in greater detail below, in designing and administering the Company’s executive compensation programs. With respect to performance-based compensation, the Compensation Committee believes that executive compensation should be closely tied to the financial and operational performance of the Company, individual performance and the officer’s level of responsibility, as well as risk management. The Compensation Committee believes that the equity-based portion of our executive compensation should also include meaningful retention features that encourage key employees to remain in the employment of the Company.
Roles and Responsibilities of the Human Resources and Compensation Committee
The Compensation Committee has strategic and oversight responsibility for the compensation and benefits programs of the Company. The Compensation Committee reviews the compensation recommendations made by the Chief Executive Officer for employees at the Executive Vice President level and above and any other Chief Officers who are not Executive Vice Presidents (the Chief Internal Auditor is a Senior Vice President) to determine whether the compensation paid to such employees is reasonable and competitive and whether such compensation serves the interests of the Company’s stockholders. The Chief Risk Officer reports directly to the Board Risk and Compliance Committee (also referred to as “BRCC”) and the Chief Internal Auditor reports directly to the Audit Committee. The Chairs of the BRCC and Audit Committee provide input on compensation decisions for the Chief Risk Officer and Chief Internal Auditor, respectively, in conjunction with the Compensation Committee.
The Compensation Committee is also responsible for establishing, implementing, and monitoring the compensation structure, policies, and programs of the Company subject to the overall authority of the board of directors, including assessment of the risk profile of each compensation policy and practice, and for assessing and recommending to the board for approval of the total compensation paid to the Chief Executive Officer and Executive Vice Presidents of the Company. The Compensation Committee periodically reviews the pay practices of companies in our peer group to determine the appropriate compensation mix and levels for our executive officers. The Compensation Committee may engage the advice of outside experts, including compensation consultants. It is the Compensation Committee’s policy to engage only advisors that the Compensation Committee determines to be sufficiently independent. The Compensation Committee meets at least four times a year and also holds special or telephonic meetings to discuss extraordinary items, such as the hiring or dismissal of employees at the Executive Vice President level or above. For fiscal year 2015, the Compensation Committee met a total of nine times, including regularly scheduled Compensation Committee meetings, special meetings and telephonic meetings. The Chair of the Compensation Committee regularly reports to the board of directors on the Compensation Committee’s actions and recommendations. A copy of the Compensation Committee’s charter may be found in the Corporate Governance section of our website at www.BBCNbank.com.
The Role of the Independent Compensation Consultant
In 2014, the Compensation Committee retained EW Business Partners to review the employment agreement entered into with our President and CEO.
The Compensation Committee elected to engage a new independent compensation consultant in June 2015 to provide expertise on competitive pay practices and program design. The independent compensation consultant serves as an objective third-party advisor in assessing the reasonableness of compensation levels and the appropriateness of the design of the Company’s evolving executive compensation program structure.
Pursuant to authority granted to it under its charter, the Compensation Committee engaged Pearl Meyer as its independent consultant. Pearl Meyer reports directly to the Compensation Committee. The Compensation Committee has conducted an independence assessment of Pearl Meyer in accordance with the SEC rules and has determined that work performed by Pearl Meyer does not create a conflict of interest.

The Role of Peer Groups
The Company has historically conducted internal analyses of our executive pay practices relative to a peer group of U.S. public commercial banks similar in size (total assets) and structure (deposit mix and loan portfolio). With Pearl Meyer’s engagement in 2015, the Compensation Committee revised the peer group to be used in making compensation decisions. Pearl Meyer recommended, and the Committee approved, the following general criteria for selecting peers:

•	total assets one-half to two times the Bank’s total assets;

•	operating revenue one-half to two times the Bank’s operating revenue;

•	market capitalization one-third to three times the Bank’s market capitalization;

•	loan mix with emphasis on commercial real estate loans; and

•	Ratio of noninterest income to operating revenue less than 30%
The resulting peer group approved by the Compensation Committee is as follows:

•	Banner Corporation	•	Glacier Bancorp, Inc.

•	Capital Bank Financial Corp.	•	Hanmi Financial Corporation

•	Cathay General Bancorp	•	Pinnacle Financial Partners, Inc.

•	Columbia Banking System, Inc.	•	Sterling Bancorp

•	CVB Financial Corp.	•	Union Bankshares Corporation

•	First Commonwealth Financial Corp.	•	United Bankshares Inc.

•	First Financial Bancorp	•	United Community Banks, Inc.

•	First Interstate BancSystem, Inc.	•	Western Alliance Bancorporation

•	First Merchants Corp.	•	Wilshire Bancorp Inc.

•	First Midwest Bancorp Inc.
As of August 2015, BBCN Bancorp’s total assets were positioned at approximately the 38th percentile of peer banks, operating revenue at the 58th percentile and market capitalization at the 35th percentile.
Pearl Meyer reviewed our executive officers’ 2015 target compensation relative to compensation of similarly positioned executives among the peer banks and presented findings from the review to the Compensation Committee in September 2015. The Compensation Committee will consider the findings from the Pearl Meyer report when making executive compensation decisions for 2016.
Elements of Compensation
The four primary elements of our executive compensation structure are base salaries, annual cash incentives, long-term equity incentive awards and long-term cash incentives. The following describes the objectives and policies underlying each of the elements of our executive compensation program.
Base Salary
Base salary is the fixed component of total direct compensation. We believe that base salaries should be competitive with the salaries paid by comparable banking institutions based on each individual’s experience, performance and geographic location. The Compensation Committee considers a wide variety of factors in determining base salary levels, including individual performance, Company performance, the business or corporate function for which the executive is responsible, the nature and importance of the executive officer’s position and role within the Company, the scope of the executive officer’s responsibility or internal relationships and the current compensation package in place for the executive officer, including the executive officer’s current annual base salary. In setting base salaries, the Compensation Committee also takes into account that target bonuses under our annual incentive program generally are set as a percentage of base salary. In 2015, each of the named executive officers received base salary increases between 3% and 4%, consistent with annual merit adjustments for employees Company-wide. The compensation analysis performed by Pearl Meyer in September of 2015 found our CEO’s 2015 base salary and the average base salaries to our other executive officers were within +/-10% of peer bank 50thpercentile salaries.
The 2015 and 2014 base salaries for the NEOs were as follows:

NEO	2014 Base Salary	2015 Base Salary	Year-over-Year % Change
Kevin S. Kim	$650,000	$675,000	4%
Douglas J. Goddard	$291,500	$301,000	3%
Kyu S. Kim	$315,000	$325,000	3%
Johann Minkyun You	$280,000	$290,000	4%
Mark H. Lee	$275,400	$284,000	3%
Cha Y. Park	$315,000	$325,000	3%
Annual Cash Incentive Bonus
We believe performance-based incentive compensation programs, with incentive criteria primarily tied to the Bank’s performance, aligns the interest of our executive officers with those of our stockholders.
The following sections discuss the Compensation Committee’s criteria used to determine 2015 annual cash incentive awards for the Chief Executive Officer and other NEOs.
Chief Executive Officer Award: Performance Measures and Results
In early 2015, the annual cash incentive award opportunity for our Chief Executive Officer was approved by the Compensation Committee. Mr. Kim’s annual cash incentive opportunity is based on profitability, balance sheet, regulatory and strategic goals. His target 2015 annual cash incentive award opportunity was 75% of salary. The Compensation Committee established threshold and maximum award opportunities and goals, which set Mr. Kim’s threshold opportunity at 50% of salary and maximum opportunity at 125% of salary. In early 2016, the Compensation Committee reviewed the Bank’s actual financial and regulatory performance relative to approved goals to determine the 2015 annual incentive payout for the CEO. The Compensation Committee approved an annual incentive payout to the CEO equal to 88.63% of his salary or $598,224, as illustrated in the table below.

Performance Measures		2015 Performance Goals			Actual Results	Bonus Earned
	Weight	Minimum	Target	Maximum
Profitability	50%
Return on Average Assets	10%	0.94%	1.17%	1.46%	1.25%	$59,935
Return on Average Equity	30%	7.65%	9.56%	11.95%	10.11%	$175,175
Efficiency Ratio	10%	60.34%	50.28%	40.22%	48.43%	$56,832
Balance Sheet Growth	30%
Deposit Growth (excluding wholesale)	15%	7.2%	9.00%	11.25%	9.10%	$78,469
Total Loan Growth	15%	6.40%	8.00%	10.00%	12.00%	$126,563
Regulatory Ratings/ Strategic(a)	20%				Met	$101,250
TOTAL	100%					$598,224

(a)	We are not permitted to disclose regulatory ratings, and the nature of the strategic goals is such that they are not quantifiable.

Other NEOs’ Awards: Performance Objectives and Results
Annual cash incentive bonuses for all other senior employees with a title of First Vice President and above, including NEOs other than the Chief Executive Officer, are paid under the Company’s Performance Incentive Plan (“PIP”). The PIP was developed to recognize and reward senior officers, who help enhance stockholder value, profitability and customer satisfaction and help meet the strategic goals of the Company. The program also measures performance against agreed-upon goals in determining an incentive award. The PIP is administered by the Chief Executive Officer and approved by the Compensation Committee.
The PIP defines Bank performance and individual goals and establishes incentive award opportunities for each level of management. In early 2015, the Chief Executive Officer recommended the allocation of incentive opportunities to each NEO (excluding himself) and the award basis for 2015 to the Compensation Committee, which then approved the recommendations. The allocation of each year’s PIP accrual, to be paid in the following year, is determined by the relative performance and contribution to the financial results of the Company by each NEO and achievement of individual performance goals under each NEO’s PIP.
The following table summarizes award opportunities and performance basis for each level of management (excluding the Chief Executive Officer).

Level	Target Incentive as a Percentage of Salary	Performance Basis
		Bank	Individual
Senior Executive Vice President	45%	80%	20%
Executive Vice President	40%	75%	25%
Following is a summary of the Bank performance goals approved for 2015, the respective assigned weights in determining the overall payout opportunity, and actual performance results:

Performance Measures	2015 Target Performance Goal	Weight		Actual Results
		Sr. EVP	EVP
Profitability		28.00%	26.25%
Net Income ($millions)	$91.0	5.60%	5.25%	$92.8
Return on Average Equity	9.56%	5.60%	5.25%	10.11%
Return on Average Assets	1.17%	5.60%	5.25%	1.25%
Net Interest Margin	3.74%	5.60%	5.25%	3.88%
Efficiency Ratio	50.28%	5.60%	5.25%	48.43%
Balance Sheet Growth		26.00%	24.38%
Deposit Growth (excluding wholesale)	9.00%	13.00%	12.19%	9.10%
Total Loan Growth	8.00%	13.00%	12.19%	12.00%
Strategic Initiatives		13.00%	12.19%	91%
Regulatory Ratings		13.00%	12.19%	100%
Total Bank Goals		80%	75%	98.5%

Following is a summary of the Individual performance goal categories approved for 2015 and the respective assigned weights in determining the overall payout opportunity:

2015 Individual Goal Category	Sr. EVP Weights	EVP Weights
Meet financial budget goals, including loans, deposits and profitability assigned	2.00%	2.50%
Maintain high standards of asset quality, customer service, and employee morale	2.00%	2.50%
Satisfactory rating for any applicable internal audits, compliance code of ethics related subjects, minimized (litigation or actual cash losses) and timely implementation of corrective actions	2.00%	2.50%
Retain and recruit unit’s critical employees	2.00%	2.50%
Develop staff by providing adequate trainings	2.00%	2.50%
Individual Performance Evaluations Score	10.00%	12.50%
Total Individual Goals	20%	25%
Upon the recommendation of the Chief Executive Officer, the Compensation Committee approved the following annual cash incentive awards to the following PIP participants, based on the combined achievement of Bank and individual performance in 2015: Ms. Kyu S. Kim $123,000, or 84% of target; Mr. Goddard $95,000, or 79% of target; Mr. You $100,000, or 86% of target; and Mr. Lee 92,000, or 81% of target. The payouts of annual cash incentive bonuses for 2015 to the NEOs were lower than target levels, reflecting a flat budget for such bonuses accrued during the calendar year and a greater-than-budgeted level of participation in the Company’s Performance Incentive Plan.
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
During the Company’s history, long-term incentive equity awards have been granted from time to time to help retain officers and secure their ongoing commitment to the Company. These long-term incentive awards have been granted under the BBCN Bancorp, Inc. 2007 Equity Incentive Plan (also referred to as the “2007 Plan”) and, prior to the merger of Nara Bancorp Inc. and Center Financial Corporation, under the 2006 Center Stock Incentive Plan (also referred to as the “2006 Plan”).
The Compensation Committee did not grant any equity awards to any of the NEOs in 2015.
The Compensation Committee intends to develop a long-term incentive strategy following completion of the merger, which will deliver long-term incentive awards based on the achievement of longer term financial performance objectives. In addition, the Compensation Committee will reevaluate the frequency of grants in light of practices by peer banks in a manner that is consistent with the compensation philosophy of the Company and stockholders’ interests.
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

•
Kyu S. Kim became an LTIP participant in 2008. According to the terms of her individual LTIP agreement, Kyu S. Kim is entitled to have up to $30,000 per year, for a ten-year period beginning in 2008, credited to a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when she reaches 65 years of age. The agreement has a five-year vesting cliff of 50% of her total potential contribution amount plus accrued interest in her deferred compensation account, with an additional 10% vesting of the total potential contributions plus accrued interest in each of years six through ten.

•
Kevin S. Kim became an LTIP participant in 2014. According to the terms of his individual LTIP agreement, Kevin S. Kim is entitled to have up to $50,000 per year, for a five-year period beginning in 2014, credited to a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when he reaches 65 years of age. The agreement has a three-year vesting cliff of 50% of his total potential contribution amount plus accrued interest in his deferred compensation account, with an additional 25% vesting of the total potential contributions plus accrued interest in each of years four and five.

The LTIP requires the satisfaction of certain performance criteria by each participant each year in order for the executive officer to receive full credit for his or her potential yearly contribution. Performance criteria are determined in advance by our board of directors each year. Since 2008, the performance criteria have been that the Company must meet at least 80% of its budgeted return on assets and return on equity targets to be eligible for any contribution to an executive officer’s LTIP account. Based on discussions during strategic planning sessions between the board of directors and management during the course of 2014, a financial budget was presented to the board in December 2014, which forecasted balanced prudent growth of earning assets with the desire to continue to invest the Bank’s new initiatives in mortgage lending, wealth management and enhanced credit card offerings. The final budget was approved by the board of directors in January 2015.
In 2015, the Company’s return on assets and return on equity exceeded 80% of target, and, as a result, the Company credited $50,000 and $30,000 to Kevin S. Kim and Kyu S. Kim’s deferred accounts, respectively.

Performance Criteria	Target	80% of Target	Actual Results
Return on Assets	1.17%	0.936%	1.25%
Return on Equity	9.56%	7.648%	10.11%
The LTIP provides for full vesting of a participant’s then-current account balance in the event of the participant’s death during employment. The LTIP provides for partial accelerated vesting of the total potential contribution amount plus accrued interest in the deferred compensation accounts upon the occurrence the executive’s separation from service for good reason within 12 months following a change in control event. Kevin S. Kim’s employment agreement provides for accelerated vesting of his LTIP account balance upon termination of his employment in circumstances described below.
Other Practices, Policies and Guidelines
Stock Ownership Guidelines
At the recommendation of the Compensation Committee, in 2016 our board of directors adopted stock ownership guidelines for our Chief Executive Officer and enhanced guidelines in place for the non-employee directors. The individuals subject to the guidelines generally have five years from the date the guidelines were adopted, their election to the board or their appointment as Chief Executive Officer to meet the guidelines. If guidelines have not been met, such individuals must retain 100% of the net shares received pursuant to any equity incentive award, after shares are sold or withheld, as the case may be, to pay any exercise price or satisfy any tax obligations arising in connection with the exercise, vesting or payment of the award. Adopted guidelines are as follows:

Role	Guideline
Chief Executive Officer	5x base salary
Non-Employee Directors	3x annual cash retainer*

*	Increased from two times annual cash compensation
Currently, our CEO ownership level exceeds the above stated guideline.

Clawback Policy
At the recommendation of the Compensation Committee, in 2016 our board of directors adopted a clawback policy. The clawback policy provides for the recoupment of certain incentive based compensation which was earned, vested and granted to our executive officers, including former executive officers, based on any financial reporting measure, our stock price or total stockholder return. Incentive compensation is subject to recoupment if received within any of the three fiscal years prior to the determination that a material error in our financial statements has occurred requiring an accounting restatement. This policy is intended to comply with Section 954 of the Dodd-Frank Act and any applicable stock exchange rules that may be adopted under such act.
Other Benefits
The NEOs are entitled to participate in the same benefits programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, paid vacation and the Company contributions to the 401(k) Plan, if any. The Company provides limited perquisites to its NEOs, such as club dues, where the club enhances opportunities to meet and network with prospective customers and other business leaders. Please see the footnotes to the Summary Compensation Table for further information.
CEO Employment Agreement
Upon the recommendation of the Special Committee and in collaboration with the Compensation Committee, our board of directors appointed Kevin S. Kim as President and Chief Executive Officer of both the Bank and the Company on April 21, 2014 and entered into an Amended and Restated Employment Agreement (the “Agreement”), dated as of July 11, 2014, which replaced Mr. Kim’s existing employment agreement entered into with the Company on May 31, 2013. The following summary presents the material terms of the Agreement and is qualified in its entirety by reference to the Form 8-K previously furnished to the SEC on July 11, 2014.

•
Term. Under the terms of the Agreement, Mr. Kim became employed as the Chief Executive Officer and President of the Company and the Bank for an initial term of five years, commencing as of April 11, 2014 (the “Commencement Date”), which term is subject to annual twelve-month extensions. The Agreement specifies that Mr. Kim’s employment is “at will,” meaning that either he may terminate his employment on 90 days’ notice given at any time or the Company may terminate his employment at any time, in either case with or without any specified reason. The Agreement provides for certain payments to Mr. Kim, described below, upon termination of his employment.

•
Non-equity Compensation. Mr. Kim is to receive an annual base salary at an initial rate of $650,000 per year, which may be adjusted at the discretion of the Company’s board of directors based on annual reviews required by the Agreement. The Agreement also provides for annual discretionary cash bonuses based on the reasonable determination of the Company’s and Bank’s board of directors, or applicable committees of such boards, regarding Mr. Kim’s performance of his responsibilities in accordance with specified performance criteria. Such bonuses may range between 50% and 125% of his annual base salary with the target bonus amount at 75% of his annual base salary, depending on the board of directors’ reasonable determination of the degree to which he has achieved the specified performance criteria and has an acceptable overall performance evaluation. In addition, Mr. Kim is entitled to an automobile allowance of $1,450 a month, reimbursement of the cost of monthly membership fees and dues at a specified social club and a specified country club, perquisites and benefit plans available to other executive employees of the Company, and reimbursement of reasonable business-related expenses.

•
Equity Compensation. Pursuant to the Agreement, Mr. Kim received a grant of 30,000 shares of common stock that are subject to forfeiture and are not transferable by Mr. Kim until vested, commonly referred to as “restricted stock,” and nonqualified stock options to purchase 200,000 shares of common stock of the Company. Each of these grants vests in five equal annual installments commencing on the first anniversary of the Commencement Date. Both of such grants are subject to the terms and conditions of the 2007 Plan. The Agreement also confirms that the previous grant by the Company of 20,000 restricted stock units to Mr. Kim on March 6, 2013 under the 2007 Plan remains in effect. Pursuant to the Agreement, the Company has also undertaken to adopt and implement the 2008 Long-Term Incentive Plan (“LTIP”) for Mr. Kim, the material terms of which are discussed in the section titled “Long-Term Cash Incentive Plan” above. On February 24, 2016, the Compensation Committee (with Mr. Kim’s consent) recommended, and on February 25, 2016, the board of directors approved a 30,000 share reduction in the number of shares subject to the June 27, 2014 stock option grant to Mr. Kim. Such reduction is being made to bring the total equity grants to Mr. Kim within the individual annual grant limit under the 2007 Plan. The remaining 170,000 stock options vest and become exercisable 40,000 stock options each on the first four anniversaries of the grant date and 10,000 stock options on the fifth anniversary.

•
Termination Clauses. The Agreement provides that upon termination of Mr. Kim’s employment for any reason he will be entitled to receive, to the extent not previously paid, all salary earned or accrued through the date of termination, all annual bonuses earned for calendar years completed prior to the date of termination, reimbursement for reasonable and necessary business expenses incurred by him through the date of termination and any other payments and benefits to which he is entitled under applicable compensation arrangements or benefit plans, such as accrued vacation pay, but not including any severance payment provided for in the Company’s severance policies applicable to its salaried employees generally. In addition, if Mr. Kim’s employment is terminated by the Company without cause or is terminated by Mr. Kim for good reason, as defined in the Agreement, or is terminated as a result of Mr. Kim’s death or permanent disability, Mr. Kim may, in the discretion of the Company’s board of directors, be paid an amount equal to a pro rata portion of his annual bonus for the portion of the year completed up to the effective date of his termination, using for this purpose the amount of the annual bonus earned by him in the preceding year. The foregoing amounts are collectively referred to in the Agreement as the (“Accrued Benefits”).

•
Termination Pay. If Mr. Kim’s employment is terminated by the Company without cause or by Mr. Kim with good reason before a change in control of the Company, he will be entitled to receive, in addition to the Accrued Benefits, a lump-sum severance payment in an amount equal to 150% of his then current annual base salary. In addition, all unvested awards granted to Mr. Kim pursuant to the 2007 Plan will vest, subject to certain limitations, and his then-accrued LTIP account balance will vest in full. If Mr. Kim’s termination of employment under the foregoing circumstances occurs within one year after a change in control of the Company, he will be entitled to receive, as his exclusive remedy in respect of such termination, the Accrued Benefits, a lump-sum severance payment in an amount equal to 250% of his then current annual base salary, full vesting of all unvested awards granted or issued to him under the 2007 Plan, and full vesting of his then-accrued LTIP account balance.

•
Limitations on Payments. The amounts payable to Mr. Kim upon termination of employment will be subject to certain limitations intended to result in such payments not being subject to the penalties imposed on “parachute payments” or on certain nonqualified deferred compensation pursuant to the Internal Revenue Code. In addition, Mr. Kim’s entitlement to such amounts will be subject to the requirement that he execute a release of all claims against the Company, the Bank and certain related persons arising out of or relating to his employment, the Agreement, his compensation, the circumstances of his termination and other specified matters.

•
Clawback Features. The Agreement provides that the Company may, subject to the discretion and approval of the boards of directors of the Company and the Bank, as applicable, and to the extent permitted by governing law, require the reimbursement (with interest) or cancellation of any bonus or other incentive compensation, including stock-based compensation, awarded to Mr. Kim if all of the following factors are present: (a) the award was predicated upon achievement of financial results that were subsequently the subject of a material restatement, (b) the board of directors of the Company or the Bank, as applicable, determines that Mr. Kim has engaged in fraud or intentional misconduct that was a substantial contributing cause to the need for the restatement, and (c) a lower award would have been made to Mr. Kim based upon the restated financial results. The Agreement further provides that in no event shall the total compensation paid upon departure of Mr. Kim from the Company be in an amount that exceeds the level of compensation that applicable bank regulatory authorities consider to constitute safe and sound at the time of such payment, taking into account applicable laws, regulations and regulatory guidance.

Compensation Risk Considerations
The Compensation Committee has concluded that the Company’s compensation arrangements do not encourage employees to take unnecessary and excessive risks. We do not believe that any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.
Tax, Accounting and Regulatory Considerations
We take tax, accounting and regulatory requirements into consideration in choosing the particular elements of our compensation and in the procedures we use to set and pay those elements. We seek to pay compensation in the most tax-effective manner where reasonably possible, and, therefore, we take tax considerations into account.
In doing so, we consider the requirements of Section 162(m) of the Internal Revenue Code. Section 162(m) provides that payments of compensation in excess of $1,000,000 annually to a covered employee (the Chief Executive Officer and each of the three-highest paid executive officers other than the Chief Financial Officer) will not be deductible for purposes of U.S. corporate income taxes unless it is “performance-based” compensation and is paid pursuant to a plan and procedures meeting certain requirements of the Internal Revenue Code. Under our stockholder approved 2007 Plan and 2015 Executive Annual Incentive Compensation Program our Compensation Committee may issue awards which qualify as deductible performance-based compensation under Section 162(m). However, we may pay compensation that does not satisfy the requirements of Section 162(m) where we believe that it is in the best overall interests of the Company. We believe that the Chief Executive Officer’s 2015 Annual Cash Incentive award is performance-based for purposes of Section 162(m), and that the balance of his compensation taxable in 2015 is within the $1,000,000 annual deduction limit under Section 162(m).
Section 409A of the Internal Revenue Code provides that an employee receiving deferred compensation (including certain types of equity awards) is subject to additional income tax and interest charges unless the deferred compensation is paid pursuant to a plan and procedures meeting certain requirements of Section 409A. It is our intention to deliver compensation which complies with the requirements under Section 409A.
Compensation Committee Interlocks and Insider Participation
The members of our Human Resources and Compensation Committee are Messrs. Scott Yoon-Suk Whang (Chair), Peter Y.S. Kim, David P. Malone and Dale S. Zuehls, all of whom satisfy the Nasdaq Stock Market listing requirements and relevant Internal Revenue Service and SEC regulations on director independence. None of the members of the Compensation Committee have ever been an officer or employee of the Company or any of its subsidiaries. In addition, none of our directors or executive officers have served as a director of an entity for which a member of the Compensation Committee is an executive officer.

Executive Compensation Tables

I.    2015 Summary Compensation Table
The Summary Compensation Table and related narratives present the compensation paid to or earned by our Named Executive Officers for the three years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Options Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Comp Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Kevin S. Kim	2015	668,077	857	-	-	648,224	2,695	49,190	1,369,043
Chairman, President & Chief Executive Officer	2014	589,231	908	470,400	520,979	602,500	653	46,506	2,231,177
	2013	360,000	1,665	263,600	-	224,000	-	98,977	948,242

Douglas J. Goddard	2015	298,442	857	-	-	95,000	-	26,238	420,537
Executive Vice President & Chief Financial Officer	2014	288,414	910	-	-	94,000	-	26,238	409,562
	2013	273,416	1,665	-	-	100,000	-	26,238	401,319

Kyu S. Kim	2015	322,308	788	-	-	153,000	1,282	29,976	507,354
Senior Executive Vice President & Chief Operating Officer	2014	305,442	827	-	-	143,000	992	27,351	477,612
	2013	250,938	36,582	56,599	-	140,000	721	28,027	512,867

Johann Minkyun You	2015	287,308	857	-	-	100,000	-	23,824	411,989
Executive Vice President & Chief Risk Officer	2014	226,154	100,908	-	-	82,000	-	11,146	420,208

Mark H. Lee	2015	281,685	857	-	-	92,000	-	25,050	399,592
Executive Vice President & Chief Credit Officer	2014	273,925	908	-	-	88,000	-	25,050	387,883
	2013	246,462	31,665	-	-	96,000	-	25,050	399,177

Cha Y. Park	2015	324,808	857	-	-	-	-	376,498	702,163
Former Senior Executive Vice President & Chief Administrative Officer	2014	305,308	200,911	329,000	-	105,000	-	24,937	965,156

(1)	The amounts reported in the Salary column reflect the actual amount paid in each year.
(2)	Each current NEO received holiday bonuses made up of gift cards aggregating approximately $857 in the fourth quarter of 2015.
(3)
The amounts reported in the Stock Awards column represent the aggregate grant date fair value for performance units and restricted stock in each respective year. Pursuant to SEC regulations regarding the valuation of equity awards, amounts in the “Stock Awards” column represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 1 of the BBCN consolidated financial statements for the year ended December 31, 2015 in the Original Annual Report which is incorporated herein by reference for information regarding assumptions underlying valuation of equity awards.

(4)
The amounts reported in the Options Awards column represent the aggregate grant date fair value for stock options granted in each respective year. Kevin S. Kim was granted 200,000 stock options with a strike price of $15.88 on June 27, 2014 under the 2007 Plan, which vest and become exercisable 20% on each of the first five anniversaries of the grant date. The closing price of the Company’s stock on June 27, 2014 was $15.88. As more fully described in “Compensation Discussion and Analysis-Other Practices, Policies and Guidelines-CEO Employment Agreement”, the number of stock options granted to Kevin S. Kim on June 27, 2014 was reduced by 30,000 to 170,000 and vest and become exercisable 40,000 stock options on each of the first four anniversaries of the grant date and 10,000 stock options on the fifth anniversary. In addition to the change in the number of stock options granted, the value of Kevin S. Kim’s 2014 stock option award reflected above has been revised from the value previously shown in the Company’s 2014 Summary Compensation Table to correct the assumption of the volatility rate for the Company’s stock. Note that the amounts reported in this column represent the applicable grant date fair values of stock options in accordance with FASB ASC Topic 718, which do not necessarily correspond to the actual economic value that will be received by the NEO from the options.

(5)
Amounts shown are for services rendered during the year indicated, but were typically paid in the subsequent year. The amounts shown represent performance-based bonuses and Company contribution credits to deferred compensation accounts under the Company’s LTIP, both of which are more fully described in the CD&A. Non-equity incentive plan compensation reported for Kevin S. Kim in 2014 and Kyu S. Kim in 2014 and 2013 has been corrected from the amounts previously shown in the Company’s 2014 and 2013 Summary Compensation Table to include amounts credited in those years under their respective LTIP agreements.

(6)
Amounts shown are above-market interest on LTIP deferred accounts, based on the difference between the 6.25% annual interest rate provided on the LTIP accounts and 120% of the applicable federal long-term rate (compounded monthly) in effect at the time the LTIP was established, which was 3.06% for Kevin S. Kim and 4.60% for Kyu S. Kim. Above-market interest on LTIP deferred accounts reported for Kevin S. Kim in 2014 and Kyu S. Kim in 2013 have been corrected from the amounts previously shown in the Company’s 2014 and 2013 Summary Compensation Table to reflect corrected federal long-term rates.

(7)
For 2015, all other compensation for each NEO includes perquisites, matching contributions to the Company’s 401(k) Plan and auto allowance. The Company made matching contributions to the Company’s 401(k) Plan for 2015 in the following amounts: $11,250 each for Kevin S. Kim, Douglas J. Goddard, Kyu S. Kim, Mark H. Lee and Cha Y. Park; and $10,024 for Johann Minkyun You. For Kevin S. Kim, all other compensation in 2015 also included monthly membership fees at a social club and a country club, aggregating $19,508. For Cha Y. Park, all other compensation for 2015 also included payout of $24,292 in accrued vacation pay on employment termination and $325,000 in severance payments to be made in 2016, which amount was fully accrued in 2015. All other compensation in 2015 also includes the estimated value of the Bank Owned Life Insurance benefit of $1,032 for Kevin S. Kim, $1,188 for Douglas J. Goddard and $4,071 for Kyu S. Kim based on the cost of coverage specified by the IRS group-term life insurance premium table. All other compensation reported for Kevin S. Kim, Kyu S. Kim and Douglas J. Goddard in 2014 and 2013 has been corrected from the amounts previously shown in the Company’s 2014 and 2013 Summary Compensation Table to include the estimated value of their respective Bank Owned Life Insurance benefit for 2014 and 2013 based on the cost of coverage specified by the IRS group-term insurance premium table.

II.    2015 Grants of Plan-Based Awards Table

The following summarizes non-equity incentive awards granted to the NEOs during the fiscal year ended December 31, 2015. No other plan-based awards were granted to NEOs during the year.

Name	Grant Date	Estimated Possible Payouts Under Non-equity Incentive Plan Awards(1)(2)
		Threshold ($)	Target ($)	Maximum ($)
Kevin S. Kim Chairman, President & Chief Executive Officer	3/26/2015	337,500	506,250	843,750
Douglas J. Goddard Executive Vice President & Chief Financial Officer	3/26/2015		120,400
Kyu S. Kim Senior Executive Vice President & Chief Operating Officer	3/26/2015		146,250
Johann Minkyun You Executive Vice President & Chief Risk Officer	3/26/2015		116,500
Mark H. Lee Executive Vice President & Chief Credit Officer	3/26/2015		113,600

(1)
For Kevin S. Kim, reflects annual cash incentive bonus opportunity approved by the Compensation Committee available to be earned based on the achievement of annual profitability, balance sheet growth, efficiency, regulatory and strategic goals.

(2)
For all other NEOs, reflects target annual cash incentive bonus opportunity administered by the Chief Executive Officer, subject to approval by the Compensation Committee and to be earned based on the achievement of Bank performance and individual goals.

III.    2015 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information concerning the value of all unexercised options and unvested stock awards awarded to the NEOs and remaining outstanding as of December 31, 2015. This includes options, unvested performance units, restricted stock and restricted stock units granted under the 2007 Plan.

		Option Awards(1)				Stock Awards
Name	Option/ Stock Award Grant Date	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Kevin S. Kim Chairman, President & Chief Executive Officer	3/6/2013							6,667	114,806
	4/11/2014					24,000	413,280
	6/27/2014	40,000	130,000	15.88	6/27/2024
Douglas J. Goddard Executive Vice President & Chief Financial Officer	2/10/2012							2,700	46,494
Kyu S. Kim Senior Executive Vice President & Chief Operating Officer	2/10/2012							2,325	40,037
	6/26/2013							2,400	41,328

Mark H. Lee Executive Vice President & Chief Credit Officer	2/10/2012							2,375	40,898

(1)
Terms of outstanding stock options are for a period of ten years from the date the option is granted. Options may be exercised during a period not to exceed three months following the termination of an optionee’s continuous service to the Company for any reason other than disability or death. If an optionee becomes disabled or dies during his service to the Company, the optionee’s option may be exercised up to twelve months following the date of termination of employment. Kevin S. Kim was granted 200,000 stock options on June 27, 2014 under the 2007 Plan, which vest and become exercisable 20% on each of the first five anniversaries of the grant date. As more fully described in “Compensation Discussion and Analysis-Other Practices, Policies and Guidelines-CEO Employment Agreement”, the number of stock options granted to Kevin S. Kim on June 27, 2014 was reduced by 30,000 to 170,000 which vest and become exercisable 40,000 stock options on each of the first four anniversaries of the grant date and 10,000 stock options on the fifth anniversary. The number of option awards reflected above has been revised from the numbers previously shown in the Company’s 2014 Outstanding Equity Awards at Fiscal Year-End Table to reflect this reduction.

(2)	Kevin S. Kim was granted 30,000 shares of restricted stock pursuant to the 2007 Plan on April 11, 2014, which vest 20% on each of the first five anniversaries of the grant date.

(3)	Value based on $17.22, the closing price per share of our common stock on December 31, 2015.

(4)
Performance units and restricted stock units were granted pursuant to the 2007 Plan. Kevin S. Kim was granted 20,000 performance units on March 6, 2013, which vest equally in thirds on each of the first three anniversaries of the grant date. Douglas J. Goddard was granted 10,800 performance units on February 10, 2012, which vest 50% on the second anniversary and 25% on each of the third and fourth anniversaries of the grant date. Kyu S. Kim was granted 9,300 performance units on February 10, 2012, which vest 50% on the second anniversary and 25% on each of the third and fourth anniversaries of the grant date. Kyu S. Kim was granted 4,000 performance units on June 26, 2013, which vest 20% on each of the first five anniversaries of the grant date. Mark H. Lee was granted 9,500 performance units on February 10, 2012, which vest 50% on the second anniversary and 25% on each of the third and fourth anniversaries of the grant date.

IV.    2015 Option Exercises and Stock Vested Table

The following table presents information concerning the number of shares acquired and the value realized during 2015 upon the exercise of stock options and the vesting of restricted stock and performance units previously granted to each of the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Kevin S. Kim Chairman, President & Chief Executive Officer	-	-	6,667	(2)	92,738
	-	-	6,000	(2)	88,620
Douglas J. Goddard Executive Vice President & Chief Financial Officer	-	-	2,700	(3)	35,775
Kyu S. Kim Senior Executive Vice President & Chief Operating Officer	-	-	2,325	(4)	30,806
	-	-	800	(4)	12,216

Mark H. Lee Executive Vice President & Chief Credit Officer	-	-	2,375	(5)	31,469

(1)	Values were determined by multiplying the number of shares or units, as applicable, that vested by the closing market price of our common stock on the vesting date.

(2)
Kevin S. Kim was granted 20,000 performance units on March 6, 2013, which vest equally in thirds on each of the first three anniversaries of the grant date. Of these performance units, 6,667 vested on March 6, 2015, on which date the closing market price of our common stock was $13.91. Kevin S. Kim was granted 30,000 shares of restricted stock on April 11, 2014, which vest 20% on each of the first five anniversaries of the grant date. Of these restricted stock shares, 6,000 vested on April 11, 2015, on which date the closing market price of our common stock was $14.77.

(3)
Douglas J. Goddard was granted 10,800 performance units on February 10, 2012, which vest 50% on the second anniversary and 25% each on the third and fourth anniversaries of the grant date. Of these performance units, 2,700 vested on February 10, 2015, on which date the closing market price of our common stock was $13.25.

(4)
Kyu S. Kim was granted 9,300 performance units on February 10, 2012, which vest 50% on the second anniversary and 25% each on the third and fourth anniversaries of the grant date. Of these performance units, 2,325 vested on February 10, 2015, on which date the closing market price of our common stock was $13.25. Kyu S. Kim was granted 4,000 performance units on June 26, 2013, which vest 20% on each of the first five anniversaries of the grant date. Of these performance units, 800 vested on June 26, 2015, on which date the closing market price of our common stock was $15.27.

(5)
Mark H. Lee was granted 9,500 performance units on February 10, 2012, which vest 50% on the second anniversary and 25% each on the third and fourth anniversaries of the grant date. Of these performance units, 2,375 vested on February 10, 2015, on which date the closing market price of our common stock was $13.25.

V.    2015 Nonqualified Deferred Compensation Table

The following table presents information concerning deferred compensation during the fiscal year ended December 31, 2015. Kevin S. Kim and Kyu S. Kim currently are the only NEOs employed with the Company and participating in the Company’s Long Term Cash Incentive Plan. A narrative description of the deferred compensation plan for executives may be found in the CD&A.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(3)
Kevin S. Kim Chairman, President & Chief Executive Officer	-	50,000	6,534	-	108,117
Kyu S. Kim Senior Executive Vice President & Chief Operating Officer	-	30,000	10,972	-	181,550

(1)	The full amount of these contributions is reported as 2015 non-equity incentive plan compensation in the Summary Compensation Table.

(2)
The earnings on the employee deferred compensation plans are calculated based on the total amount of interest accrued on account balances during 2015. The above-market portion of those interest amounts in 2015, which amounted to $2,695 for Kevin S. Kim and $1,282 for Kyu S. Kim are reported in the Summary Compensation Table.

(3)
The aggregate balance at last fiscal year end includes $50,653 for Kevin S. Kim and $123,385 for Kyu S. Kim that was reported as compensation to them in the Summary Compensation Table for years prior to 2015.

VI.    Potential Payments Upon Termination of Employment or Change in Control
The following table presents the estimated payments and benefits that each NEO would have been entitled to if they were terminated on December 31, 2015. Unless otherwise indicated, all amounts are payable in lump sums. The proposed merger with Wilshire Bancorp, Inc. is not expected to be a change in control of BBCN for purposes of the potential payments described below.

Name	Cash Severance Arrangements/ Compensation ($)		Acceleration of Unvested Options and Stock Awards ($)(1)	Total Termination Benefits ($)
Kevin S. Kim
Voluntary Termination or Retirement	-		-	-
Involuntary Termination (other than For Cause)	1,012,500	(2)	702,286	1,714,786
Involuntary Termination (For Cause)	-		-	-
Termination in Connection with Change in Control	1,773,556	(2)(3)	702,286	2,475,842
Death	108,117	(4)	702,286	810,403
Disability	-		702,286	702,286
Douglas J. Goddard
Voluntary Termination or Retirement	-		-	-
Involuntary Termination (other than For Cause)	-		-	-
Involuntary Termination (For Cause)	-		-	-
Termination in Connection with Change in Control	-		46,494	46,494
Death	-		46,494	46,494
Disability	-		46,494	46,494
Kyu S. Kim
Voluntary Termination or Retirement	-		-	-
Involuntary Termination (other than For Cause)	-		-	-
Involuntary Termination (For Cause)	-		-	-
Termination in Connection with Change in Control	-	(3)	81,365	81,365
Death	-	(4)	81,365	81,365
Disability	-		81,365	81,365
Johann Minkyun You
Voluntary Termination or Retirement	-		-	-
Involuntary Termination (other than For Cause)	-		-	-
Involuntary Termination (For Cause)	-		-	-
Termination in Connection with Change in Control	-		-	-
Death	-		-	-
Disability	-		-	-
Mark H. Lee
Voluntary Termination or Retirement	-		-	-
Involuntary Termination (other than For Cause)	181,293	(5)	-	181,293
Involuntary Termination (For Cause)	-		-	-
Termination in Connection with Change in Control	181,293	(5)	40,898	222,191
Death	-		40,898	40,898
Disability	-		40,898	40,898

(1)
The 2007 Plan provides for vesting of all performance units and stock options upon a change in control, death or the finding of permanent disability. This calculation assumes that each NEO’s performance units and restricted stock were paid out in stock at the closing price on December 31, 2015, of $17.22 per share, and that Kevin S. Kim’s unvested stock options were paid out in the amount of the difference between the stock closing price on December 31, 2015, of $17.22 per share, and the option exercise price of $15.88 per share.

(2)
Pursuant to the terms of Kevin S. Kim’s employment agreement, which is described in more detail in the section titled “CEO Employment Agreement “ above, Mr. Kim would have been entitled to 150% of his annual base salary for involuntary termination occurring on December 31, 2015, other than for cause and not in connection with a change in control of the Company, and 250% of his annual base salary for involuntary termination occurring on December 31, 2015 within one year following a change in control.

(3)
The LTIP allows for payment of a portion of the LTIP benefits upon good reason termination of employment within 12 months following a change of control. Mr. Kim would have been entitled to a benefit of $86,056, equal to 33.34% of the sum of his account balance on December 31, 2015 and his potential contributions for years thereafter, upon a change in control occurring on December 31, 2015, payable in accordance with the terms of his LTIP. Ms. Kim would not have been entitled to any additional LTIP benefit, other than her then-vested benefit, as the result of a change in control or termination of employment occurring on December 31, 2015.

(4)
The LTIP allows for payment of 100% of a participant’s account balance upon the death of the participant. Kevin S. Kim and Kyu S. Kim are participants in the LTIP, and currently have vested rights to LTIP benefits of $0 and $193,240, respectively. The amounts included in the table are $108,117 for Kevin S. Kim and $0 for Kyu S. Kim, which reflect the excess of the amounts payable in the event of death occurring on December 31, 2015 over the then-vested benefit amounts.

(5)	Pursuant to the terms of Mark H. Lee’s employment agreement, Mr. Lee would have been entitled to payment of his then current annual base salary through the agreement term date of August 20, 2016.

DIRECTOR COMPENSATION
The Company provides cash compensation to its directors commensurate with their positions on the board of directors and the board committees. From time-to-time, the Company also uses stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. The Company’s compensation and benefits programs are designed to pay directors fairly for work required for an organization of the size and scope of the Company, align the directors’ interest with the long-term interests of stockholders, and provide compensation that is transparent and straightforward for stockholders to understand. In setting director compensation, the Company considers the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by our board of directors. The Company also considers board compensation practices at similarly situated banks, while keeping in mind the compensation philosophy of the Company and the stockholders’ interests.
Cash Compensation
For 2015, each non-management director received an annual cash retainer of $54,000, paid in monthly installments of $4,500. The Lead Independent Director of the Company and the Chairman of the Company’s wholly owned subsidiary, BBCN Bank, each received an additional $18,000 annual retainer, paid in monthly installments of $1,500. The committee Chairs of our board of director’s standing committees and other board committees each received an additional annual retainer of $6,000 for their services, paid in monthly installments of $500. Each director received an additional $1,000 per month for board meeting participation. Committee members each received an additional annual retainer of $6,000, paid in monthly installments of $500. Committee Chairs received the additional annual retainers as members of the committees they chair, in addition to their annual retainers for serving as such committee Chairs.
Throughout 2015, each director was given the option to receive $1,250 per month in cash or to participate in the Bank’s health and life insurance policy, up to a cost of $1,250 per month. The directors also received reimbursement for expenses, which included reasonable travel expenses to attend board or committee meetings, reasonable outside seminar expenses, and other special board-related expenses.
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

Long-Term Equity Incentive Awards
Directors may be granted equity awards upon their appointment to our board of directors. Periodically, the Company reevaluates board compensation, including the grant of new stock options and performance units. Please see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -Beneficial Ownership of Directors and Executive Officers” below, for information concerning stock and options held by our directors.

The following table presents information concerning the compensation of our non-employee directors during 2015.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Jinho Doo	72,000			15,000	87,000
Jin Chul Jhung	81,000			19,944	100,944
Peter Y.S. Kim	84,000			18,048	102,048
Sang Hoon Kim	84,000			19,944	103,944
Chung Hyun Lee	84,000			19,944	103,944
William J. Lewis	84,000			15,000	99,000
David P. Malone (Chairman, BBCN Bank)	96,000			15,000	111,000
Gary E. Peterson	75,000			15,000	90,000
Scott Yoon-Suk Whang	78,000			15,000	93,000
Dale S. Zuehls (Lead Independent Director)	96,000			15,000	111,000
Kiho Choi(4)	72,000			15,000	87,000
C.K. (Chuck) Hong(4)	72,000			15,000	87,000

(1)
Amounts shown include payment of annual board membership retainers for the Company and Bank, board meeting attendance fees, annual committee membership fees, chairmanship and lead independent director annual retainers and bonuses.

(2)
As of December 31, 2015, each of the following directors had 23,415 vested, exercisable stock options outstanding: Jin Chul Jhung, Peter Y.S. Kim, Sang Hoon Kim and Chung Hyun Lee under the 2006 Center Stock Incentive Plan, which was assumed by the Company.

(3)
Amounts include payments made to certain directors for or in lieu of receiving life insurance coverage and health insurance coverage paid by the Company: $15,000 each to Messrs. Choi, Doo, Hong, Jhung, Peter Y.S. Kim, Sang Hoon Kim, Lee, Lewis, Malone, Peterson, Whang and Zuehls. Amounts also include the estimated value of coverage during 2015 under the Director Survivor Income Plan of $4,944 for Messrs. Jhung, Sang Hoon Kim and Lee, and $3,048 for Peter Y.S. Kim based on the cost of coverage specified by the IRS group-term life insurance premium table.

(4)	Messrs. Choi and Hong resigned from the board of directors of the Company and Bank effective January 21, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors and Executive Officers

The following presents information concerning the beneficial ownership of our common stock as of February 22, 2015 for (i) each of our directors, (ii) each of our named executive officers, and (iii) all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (#)(1)	Options/SARs exercisable within 60 days (#)(2)	Total Beneficial Ownership (#)	Percent of Class(3)
Independent Directors
Jinho Doo	-	-	-	n/a
Jin Chul Jhung(4)	209,193	23,415	232,608	*
Peter Y.S. Kim(5)	889,473	23,415	912,888	1.15%
Sang Hoon Kim(6)	812,933	23,415	836,348	1.05%
Chung Hyun Lee	233,119	23,415	256,534	*
William J. Lewis	-	-	-	n/a
David P. Malone	-	-	-	n/a
Gary E. Peterson	-	-	-	n/a
Scott Yoon-Suk Whang(7)	59,602	-	59,602	*
Dale S. Zuehls	-	-	-	n/a
Named Executive Officers
Kevin S. Kim(8)	511,017	80,000	591,017	*
Kyu S. Kim	10,998	-	10,998	*
Douglas J. Goddard	10,800	-	10,800	*
Mark H. Lee	16,518	-	16,518	*
Johann Minkyun You	-	-	-	n/a
Cha Y. Park	5,000	-	5,000	*
All Directors and Executive Officers as a Group (20 Individuals)				3.82%

*	Less than 1%

(1)
Except as otherwise noted, may include shares held by such person’s spouse (except where legally separated or if stock is held as separate property) and minor children, and by any other relatives of such person who have the same home; shares held in “street name” for the benefit of such person; shares held by a family trust as to which such person is a trustee and primary beneficiary with sole voting and investment power (or shared power with a spouse); or shares held in an Individual Retirement Account or pension plan as to which such person (and/or such person’s spouse) is the sole beneficiary and has pass-through voting rights and investment power.

(2)
Each of the following directors and executive officers had 23,415 vested, exercisable stock options outstanding under the 2006 Plan: Jin Chul Jhung, Peter Y.S. Kim, Sang Hoon Kim, Chung Hyun Lee and Jason K. Kim. Kevin S. Kim had 68,000 vested, exercisable stock options outstanding under the 2007 Plan.

(3)	This percentage is based on the total number of shares of the Company’s common stock outstanding as of February 22, 2016, which was 79,566,356.

(4)	Ownership includes 189,193 shares gifted to an irrevocable trust with his spouse as sole trustee to which Mr. Jhung retains the sole voting and investment power.

(5)	Ownership includes 390,000 shares gifted to his children to which Mr. Kim retains the sole voting and investment power.

(6)
Ownership includes 211,842 shares held by a trust of which Mr. Kim is a trustee, and 5,317 shares held by other relatives of Mr. Kim, as to all of which shares Mr. Kim has shared voting and investment power pursuant to agreements with the record owners of the shares. Also includes 175,487 shares held by Mr. Kim’s wife as separate property, all of which are pledged and as to which shares Mr. Kim has shared voting and investment power.

(7)	Ownership includes 19,933 shares owned by revocable trust and 6,000 shares gifted to his grandchildren, which Mr. Whang retains the sole voting and investment power.

(8)	Ownership includes 6,667 performance units scheduled to vest on March 6, 2016 and 6,000 restricted stock shares scheduled to vest on April 11, 2016.

Beneficial Owners of More Than 5% of Our Stock

The following table presents information known to the Company pursuant to SEC filings as of February 22, 2015 concerning the beneficial owners of more than five percent of the outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownershi(1)		Percent of Class

BlackRock, Inc.	7,441,921	(2)	9.35%
40 East 52nd Street, New York, NY 10022

FMR LLC	6,849,874	(3)	8.61%
245 Summer Street, Boston, MA 02110

The Vanguard Group	5,831,487	(4)	7.33%
100 Vanguard Boulevard, Malvern, PA 19355

Dimensional Fund Advisors LP	4,199,424	(5)	5.28%
Building One, 6300 Bee Cave Road, Austin, TX 78746

(1)
We have relied on the filings with the SEC on Schedule 13G of each of the listed stockholders in determining how many shares each stockholder owns. The public filings on Schedule 13G, including any amendments thereto, by these stockholders reflect ownership information as of December 31, 2015.

(2)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on January 25, 2016, BlackRock, Inc. has sole power to vote or direct the vote of 7,252,108 shares; and sole power to dispose of or direct the disposition of 7,441,921 shares.

(3)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on February 12, 2016, FMR has sole power to vote 359,878 shares; and sole power to dispose or to direct the disposition of 6,849,874 shares.

(4)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on February 10, 2016, The Vanguard Group has sole power to vote or direct the vote of 101,809 shares; shared power to vote or direct the vote of 7,000 shares; sole power to dispose or to direct the disposition of 5,726,478 shares; and shared power to dispose of or to direct the disposition of 105,009 shares.

(5)
Based solely upon information contained in a Schedule 13G filed with the SEC on February 9, 2016, Dimensional Fund Advisors has sole power to vote or direct the vote of 3,939,749 shares; and sole power to dispose of or direct the disposition of 4,199,424 shares.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2015. As of December 31, 2015, our equity compensation plans included the Center Financial Corporation 2006 Stock Incentive Plan and the BBCN Bancorp, Inc. 2007 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column(a)(c)
Equity compensation plans approved by security holders	487,851	$19.07	2,533,850
Equity compensation plans not approved by security holders	-	-	-
Total	487,851	$19.07	2,533,850

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Approving Related Party Transactions
We conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be reviewed by the Nomination and Governance Committee and ultimately reviewed and approved by our board of directors. As required under its charter, the Nomination and Governance Committee is responsible for reviewing each director’s independence (according to the Nasdaq Stock Market, IRS and the SEC standards) and for making recommendations to the board of directors based on its findings.
Our Code of Ethics and Business Conduct for employees requires employees who may have a potential or apparent conflict of interest to notify their supervisor or the Ethics Officer. Our Director Code of Ethics and Business Conduct requires directors to notify the chair of the Nomination and Governance Committee. A potential conflict is considered to exist whenever an individual has an outside interest, direct or indirect, which could conflict with the individual’s duty to the Company or adversely affect the individual’s judgment in the discharge of his or her responsibilities at the Company. Prior to consideration of a related party transaction, our board of directors requires full disclosure of all material facts concerning the relationship and financial interest of the relevant individuals in the transaction. The board of directors then determines whether the terms and conditions of the transaction are more or less favorable to the Company than those offered by unrelated third parties. Once the board of directors determines that the terms and conditions are substantially similar to those offered by unrelated parties, the transaction may be permitted if it is approved by a majority of the independent directors entitled to vote on the matter with the interested director abstaining.
All of the transactions reported below were approved by our board of directors in accordance with these policies and procedures, and we believe that the terms of these transactions were not less favorable to us as those we could have obtained from unrelated third parties. The employee and director Code of Ethics and Business Conduct can be found in the Corporate Governance section of our website at www.BBCNbank.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

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

Board Independence
The Nasdaq Stock Market listing standards require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with our legal counsel to ensure that our board of directors’ determinations of independence are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq Stock Market, as in effect from time to time.
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management the Company’s independent registered accounting firm, BDO, our board of directors affirmatively has determined that all of our directors, other than Kevin S. Kim, our Chairman, President and Chief Executive Officer, are independent directors within the meaning of the applicable Nasdaq Stock Market listing standards and SEC rules and regulations. For further discussion, please see Item 10 “Directors, Executive Officers and Corporate Governance -Board Leadership Structure” and Item 10 “Directors, Executive Officers and Corporate Governance -Committees of the Board” above.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has adopted policies and procedures for the pre-approval of all audit and permitted non-audit services rendered by our independent registered public accounting firm. The policy requires advance approval of all services before the independent registered public accounting firm is engaged to provide such services. The advance approval of services may be delegated to the Chair of the Audit Committee who has authority to approve up to $25,000 of services, which must be ratified at the next scheduled Audit Committee meeting.
Fees Paid to BDO
No audit fees, audit related fees, tax fees or other fees were incurred with respect to BDO in 2014.
Aggregate fees for professional services rendered by BDO for the Company with respect to the year ended December 31, 2015 were:

2015
Audit Fees	$577,489
Audit Related Fees	-
Tax Fees	-
All Other Fees	-

Total Fees	$577,489

Fees Paid to KPMG
Aggregate fees for professional services rendered by KPMG for the Company with respect to the years ended December 31, 2014 and 2015 were:

	2014(1)	2015
Audit Fees	$940,000	127,021
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$940,000	127,021

(1)	2014 fees paid to KPMG include 190,000 in overage fees paid subsequent to the filing of BBCN’s 2015 Proxy Statement.
The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual consolidated financial statements for fiscal years 2014 and 2015. Audit fees include the fees for the audit of the consolidated financial statements and internal control over financial reporting, and review of our quarterly consolidated financial statements included in our quarterly Form 10-Q filings for 2014 and 2015.

No audit-related fees, tax fees or other fees were incurred in 2014 and 2015.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1)
Financial Statements: See the Index to Financial Statements and Supplementary Data at Item 8 of our Annual Report on Form 10-K filed with the SEC on March 4, 2016, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on April 20, 2016.

2)
Financial statement schedules: All schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements and related notes.

3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits

Number	Description

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

Number	Description

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

14.2	Code of Ethics and Business Conduct*

23.1	Consent of KPMG LLP*

23.2	Consent of BDO USA, LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002***

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002***

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

Number	Description
101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 4, 2016, and incorporated herein by reference.

**	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 4, 2016.

***	Filed herewith.
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