Form 10-Q
period 2016-03-31
BBCN BANCORP INC
filed 2016-05-10
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 5, 2016, there were 79,604,188 outstanding shares of the issuer’s common stock, $0.001 par value.

Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks associated with failure to close the currently pending merger with Wilshire Bancorp, Inc. or to successfully integrate and operate the combined banking franchise assuming the merger closes; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part II, Item 1A. Risk Factors contained herein and Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$82,945	$94,934
Interest bearing deposits in other banks	153,156	203,455
Total cash and cash equivalents	236,101	298,389
Other investments	49,365	47,895
Securities available for sale, at fair value	1,087,897	1,010,556
Loans held for sale, at the lower of cost or fair value	13,843	8,273
Loans receivable (net of allowance for loan losses of $76,856 and $76,408 at March 31, 2016 and December 31, 2015, respectively)	6,295,079	6,171,933
Other real estate owned (“OREO”), net	19,794	21,035
Federal Home Loan Bank (“FHLB”) stock, at cost	18,964	18,964
Premises and equipment (net of accumulated depreciation and amortization of $37,513 and $35,792 at March 31, 2016 and December 31, 2015, respectively)	35,134	34,575
Accrued interest receivable	15,660	15,195
Deferred tax assets, net	53,564	67,004
Customers’ liabilities on acceptances	2,769	1,463
Bank owned life insurance (“BOLI”)	47,292	47,018
Investments in affordable housing partnerships	24,379	25,014
Goodwill	105,401	105,401
Core deposit intangible assets, net	2,607	2,820
Servicing assets	11,856	12,000
Other assets	44,047	25,113
Total assets	$8,063,752	$7,912,648

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,695,040	$1,694,427
Interest bearing:
Money market and NOW accounts	1,951,561	1,983,250
Savings deposits	181,779	187,498
Time deposits of $100,000 or more	1,885,842	1,772,984
Other time deposits	753,189	702,817
Total deposits	6,467,411	6,340,976
FHLB advances	530,495	530,591
Subordinated debentures	42,371	42,327
Accrued interest payable	6,746	6,007
Acceptances outstanding	2,769	1,463
Other liabilities	51,978	53,189
Total liabilities	7,101,770	6,974,553
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at March 31, 2016 and December 31, 2015; issued and outstanding, 79,597,106 and 79,566,356 shares at March 31, 2016 and December 31, 2015, respectively	80	80
Additional paid-in capital	541,625	541,596
Retained earnings	413,122	398,251
Accumulated other comprehensive income (loss), net	7,155	(1,832)
Total stockholders’ equity	961,982	938,095
Total liabilities and stockholders’ equity	$8,063,752	$7,912,648

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$77,118	$69,639
Interest on securities	5,677	4,207
Interest on federal funds sold and other investments	666	708
Total interest income	83,461	74,554
INTEREST EXPENSE:
Interest on deposits	9,907	7,754
Interest on FHLB advances	1,523	1,297
Interest on other borrowings	424	380
Total interest expense	11,854	9,431
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	71,607	65,123
PROVISION FOR LOAN LOSSES	500	1,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	71,107	63,623
NONINTEREST INCOME:
Service fees on deposit accounts	2,683	3,062
International service fees	776	814
Loan servicing fees, net	690	720
Wire transfer fees	914	763
Other income and fees	1,887	2,039
Net gains on sales of SBA loans	1,825	3,044
Net gains on sales of other loans	—	182
Net gains on sales of securities available for sale	—	424
Total noninterest income	8,775	11,048
NONINTEREST EXPENSE:
Salaries and employee benefits	21,569	21,181
Occupancy	4,817	4,692
Furniture and equipment	2,287	2,263
Advertising and marketing	1,136	1,391
Data processing and communication	2,171	2,349
Professional fees	1,083	1,424
FDIC assessments	1,038	1,112
Credit related expenses	421	855
OREO expense	1,428	1,177
Merger and integration expense	1,207	52
Other	2,892	2,581
Total noninterest expense	40,049	39,077
INCOME BEFORE INCOME TAX PROVISION	39,833	35,594
INCOME TAX PROVISION	16,210	14,236
NET INCOME	$23,623	$21,358
EARNINGS PER COMMON SHARE
Basic	$0.30	$0.27
Diluted	$0.30	$0.27

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$23,623	$21,358
Other comprehensive income:
Unrealized gains on securities available for sale and interest only strips	15,592	5,255
Reclassification adjustments for gains realized in income	—	(424)
Tax expense	6,605	2,048
Change in unrealized gains or losses on securities available for sale and interest only strips	8,987	2,783
Total comprehensive income	$32,610	$24,141

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2015	79,503,552	$79	$541,589	$339,400	$1,705
Issuance of additional shares pursuant to various stock plans	38,769
Stock-based compensation			235
Cash dividends declared on common stock				(7,951)
Comprehensive income:
Net income				21,358
Other comprehensive income					2,783
BALANCE, MARCH 31, 2015	79,542,321	$79	$541,824	$352,807	$4,488

BALANCE, JANUARY 1, 2016	79,566,356	$80	$541,596	$398,251	$(1,832)
Issuance of additional shares pursuant to various stock plans	30,750		7
Stock-based compensation			22
Cash dividends declared on common stock				(8,752)
Comprehensive income:
Net income				23,623
Other comprehensive income					8,987
BALANCE, MARCH 31, 2016	79,597,106	$80	$541,625	$413,122	$7,155

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,623	$21,358
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(798)	(715)
Stock-based compensation expense	22	235
Provision for loan losses	500	1,500
Valuation adjustment of OREO	695	378
Change in deferred income taxes, net	6,794	5,290
Proceeds from sales of loans held for sale	25,900	36,066
Originations of loans held for sale	(29,593)	(31,837)
Net gains on sales of SBA and other loans	(1,825)	(3,226)
Additions in servicing assets	(777)	(1,045)
Net change in BOLI	(274)	(269)
Loss on disposal of equipment	—	7
Net gains on sales of securities available for sale	—	(424)
Net gains on sales of OREO	(132)	(110)
Change in accrued interest receivable	(465)	(270)
Change in investments in affordable housing partnership	405	(599)
Change in other assets	(18,978)	(12,428)
Change in accrued interest payable	739	622
Change in other liabilities	(981)	1,715
Net cash provided by operating activities	4,855	16,248
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(120,570)	(141,318)
Proceeds from sales of securities available for sale	—	22,510
Proceeds from sales of OREO	2,617	2,400
Proceeds from sales of other loans held for sale	—	1,326
Proceeds from sales and disposals of equipment	—	6
Purchase of premises and equipment	(2,303)	(1,101)
Purchase of securities available for sale	(99,566)	(65,632)
Purchases of other investments	(1,470)	—
Redemption of FHLB stock	—	35
Proceeds from matured or paid-down securities available for sale	36,435	31,461
Net cash used in investing activities	(184,857)	(150,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	126,459	109,727
Cash dividends paid on Common Stock	(8,752)	(7,951)
Proceeds from FHLB advances	150,000	—
Repayment of FHLB advances	(150,000)	—
Issuance of additional stock pursuant to various stock plans	7	—
Net cash provided by financing activities	117,714	101,776
NET CHANGE IN CASH AND CASH EQUIVALENTS	(62,288)	(32,289)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	298,389	462,160
CASH AND CASH EQUIVALENTS, END OF PERIOD	$236,101	$429,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$11,115	$8,809
Income taxes paid	$20,862	$15,852
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$1,895	$412
Transfer from loans receivable to other loans held for sale	$52	$450

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
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
On December 7, 2015 the Company announced the signing of a definitive agreement and plan of merger (the “Merger Agreement”) with Wilshire Bancorp, Inc. (“Wilshire”) pursuant to which Wilshire will merge (the “merger”) with and into BBCN Bancorp with BBCN Bancorp as the surviving corporation. As part of the merger, Wilshire Bank, a wholly-owned subsidiary of Wilshire, will merge with and into the Bank. Under the terms of the Merger Agreement, Wilshire shareholders will receive a fixed exchange ratio of 0.7034 of a share of the Company’s common stock in exchange for each share of Wilshire common stock they own in a 100% stock-for-stock transaction.
The Merger Agreement contains customary representations and warranties, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between execution of the Merger Agreement and the closing time. In addition, the consummation of the Merger Agreement is subject to customary conditions and the receipt of requisite regulatory approvals. We currently expect to close the merger in mid-2016 subject to satisfaction of the conditions set forth in the Merger Agreement.

2.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Condensed Consolidated Statement of Financial Condition as of December 31, 2015 which was derived from audited financial statements included in the Company’s 2015 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The condensed consolidated financial statements include the accounts of BBCN Bancorp and its wholly owned subsidiaries, principally BBCN Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, consisting solely of normal accruals, that in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2016 and the results of operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements:
FASB ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting or Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistently with other licenses of intangible assets. The amendments became effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2015-05 did not have a material effect on the Company’s financial statements.
FASB ASU No. 2015-10, Technical Corrections and Improvements. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments that require transition guidance became effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2015-10 did not have a significant impact on the Company’s financial statements.
FASB ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The FASB issued guidance that requires an acquirer in a business combination to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments became effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2015-16 did not have a significant impact on the Company’s financial statements.
FASB ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments become effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial statements.
FASB ASU No. 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendments become effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s consolidated financial statements.
FASB ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
FASB ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments become effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The amendments become effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
FASB ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments require recognition of all excess tax benefits and tax deficiencies through income tax expense or benefit in the income statement. Other amendments in ASU 2016-09 include guidance on the classification of share based payment transactions in the statement of cash flows and an option to account for forfeitures of share-based awards as they occur rather than estimating the compensation cost based on the number of awards that are expected to vest. The amendments become effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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
Under the 2007 Plan and 2006 Plan, 2,589,428 shares were available for future grants as of March 31, 2016.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The following is a summary of stock option activity under the 2007 Plan and 2006 Plan for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2016	457,851	$19.29
Granted	—	—
Exercised	—	—
Expired	(23,415)	18.99
Forfeited	—	—
Outstanding - March 31, 2016	434,436	$19.30	2.19	$480
Options exercisable - March 31, 2016	296,436	$20.92	2.19	$480

The following is a summary of restricted stock and performance unit activity under the 2007 Plan and 2006 Plan for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2016	107,049	$13.72
Granted	—	—
Vested	(34,086)	11.12
Forfeited	(2,163)	10.42
Outstanding - March 31, 2016	70,800	$15.07

The total fair value of restricted performance units vested for the three months ended March 31, 2016 and 2015 was $492 thousand and $575 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $22 thousand and $235 thousand for the three months ended March 31, 2016 and 2015, respectively.
The income tax benefit recognized was $9 thousand and $83 thousand for the three months ended March 31, 2016 and 2015, respectively.
At March 31, 2016, the unrecognized compensation expense related to non-vested stock option grants was $309 thousand which is expected to be recognized over a weighted average vesting period of 3.06 years. At March 31, 2016, the unrecognized compensation expense related to non-vested restricted units and performance units was $855 thousand which is expected to be recognized over a weighted average vesting period of 3.07 years.

4.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2016, stock options and restricted shares awards for 443,956 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 19,420 shares and 18,882 shares of common stock were antidilutive and excluded for the three months ended March 31, 2016 and 2015, respectively.
The following tables show the computation of basic and diluted EPS for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016			2015
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$23,623	79,583,188	$0.30	$21,358	79,526,218	$0.27
Effect of dilutive securities:
Stock options and restricted stock		30,057			27,359
Common stock warrants		—			48,545
Diluted EPS - common stock	$23,623	79,613,245	$0.30	$21,358	79,602,122	$0.27

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$493,539	$5,189	$(702)	$498,026
Mortgage-backed securities	520,254	7,245	(589)	526,910
Trust preferred securities	4,549	—	(1,155)	3,394
Municipal bonds	44,000	2,120	(7)	46,113
Total debt securities	1,062,342	14,554	(2,453)	1,074,443
Mutual funds	13,425	29	—	13,454
	$1,075,767	$14,583	$(2,453)	$1,087,897

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$454,096	$839	$(4,955)	$449,980
Mortgage-backed securities	497,889	3,003	(2,845)	498,047
Trust preferred securities	4,545	—	(796)	3,749
Municipal bonds	44,105	1,406	—	45,511
Total debt securities	1,000,635	5,248	(8,596)	997,287
Mutual funds	13,425	—	(156)	13,269
	$1,014,060	$5,248	$(8,752)	$1,010,556

As of March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
For the three months ended March 31, 2016 and 2015, $15.6 million and $5.3 million of unrealized gains, respectively, were included in accumulated other comprehensive income. A total of $0 and $424 thousand of net gains on sales of securities were reclassified out of accumulated other comprehensive income into earnings for the three months ended March 31, 2016 and 2015, respectively.
The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Proceeds	$—	$22,510
Gross gains	—	437
Gross losses	—	(13)

The amortized cost and estimated fair value of investment securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,171	2,338
Due after five years through ten years	28,847	30,177
Due after ten years	17,531	16,992
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	493,539	498,026
Mortgage-backed securities	520,254	526,910
Mutual funds	13,425	13,454
	$1,075,767	$1,087,897

Securities with carrying values of approximately $350.4 million and $359.6 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following tables show our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of March 31, 2016
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	1	$7,098	$(26)	9	$78,032	$(676)	10	$85,130	$(702)
Mortgage-backed securities*	7	13,612	(42)	4	30,527	(547)	11	44,139	(589)
Trust preferred securities	—	—	—	1	3,394	(1,155)	1	3,394	(1,155)
Municipal bonds	2	1,076	(7)	—	—	—	2	1,076	(7)
Mutual funds	—	—	—	—	—	—	—	—	—
	10	$21,786	$(75)	14	$111,953	$(2,378)	24	$133,739	$(2,453)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2015
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	31	$300,202	$(2,611)	8	$70,857	$(2,344)	39	$371,059	$(4,955)
Mortgage-backed securities*	28	247,160	(1,487)	3	27,947	(1,358)	31	275,107	(2,845)
Trust Preferred securities	—	—	—	1	3,750	(796)	1	3,750	(796)
Municipal bonds	1	127	—	—	—	—	1	127	—
Mutual funds	1	13,269	(156)	—	—	—	1	13,269	(156)
	61	$560,758	$(4,254)	12	$102,554	$(4,498)	73	$663,312	$(8,752)
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
The Company has certain collateralized mortgage obligations, mortgage-backed securities and trust preferred securities that were in a continuous unrealized loss position for twelve months or longer as of March 31, 2016. The trust preferred securities at March 31, 2016 had an amortized cost of $4.5 million and an unrealized loss of $1.2 million at March 31, 2016. The trust preferred securities are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the obligor. The collateralized mortgage obligations and mortgage-backed securities in a continuous loss position for twelve months or longer had an unrealized loss of $676 thousand and $547 thousand, respectively at March 31, 2016. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at March 31, 2016.
The Company considers the losses on the investments in unrealized loss positions at March 31, 2016 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

6.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	March 31, 2016	December 31, 2015
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$32,390	$33,797
Commercial & industrial	4,957,751	4,912,655
Construction	142,376	123,030
Total real estate loans	5,132,517	5,069,482
Commercial business	1,032,078	980,153
Trade finance	86,342	99,163
Consumer and other	124,064	102,573
Total loans outstanding	6,375,001	6,251,371
Less: deferred loan fees	(3,066)	(3,030)
Loans receivable	6,371,935	6,248,341
Less: allowance for loan losses	(76,856)	(76,408)
Loans receivable, net of allowance for loan losses	$6,295,079	$6,171,933

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

The following table presents changes in the accretable discount on the ACILs for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$23,777	$24,051
Accretion	(3,029)	(1,555)
Changes in expected cash flows	1,349	149
Balance at end of period	$22,097	$22,645

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended March 31, 2016
Balance, beginning of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
Provision (credit) for loan losses	(1,218)	3,147	(1,507)	276	(82)	(112)	—	(4)	500
Loans charged off	(19)	(621)	—	(65)	(116)	—	—	—	(821)
Recoveries of charge offs	523	190	—	1	1	52	—	2	769
Balance, end of period	$42,115	$19,048	$2,085	$768	$12,626	$154	$—	$60	$76,856

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended March 31, 2015
Balance, beginning of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758
Provision (credit) for loan losses	(3,621)	(22)	(186)	(1)	5,310	23	—	(3)	1,500
Loans charged off	(182)	(451)	(229)	(13)	(159)	(87)	—	(4)	(1,125)
Recoveries of charge offs	800	655	—	3	—	1	—	2	1,461
Balance, end of period	$35,772	$16,168	$3,041	$416	$13,724	$422	$—	$51	$69,594

The following tables disaggregate the allowance for loan losses and the loans outstanding by impairment methodology at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,760	$6,513	$1,307	$—	$208	$96	$—	$—	$9,884
Collectively evaluated for impairment	40,355	12,535	778	768	541	58	—	60	55,095
ACILs	—	—	—	—	11,877	—	—	—	11,877
Total	$42,115	$19,048	$2,085	$768	$12,626	$154	$—	$60	$76,856

Loans outstanding:
Individually evaluated for impairment	$65,354	$46,534	$8,081	$786	$17,952	$1,262	$—	$455	$140,424
Collectively evaluated for impairment	4,815,539	949,346	78,261	84,441	166,190	16,328	—	19,813	6,129,918
ACILs	—	—	—	—	67,482	18,608	—	18,569	104,659
Total	$4,880,893	$995,880	$86,342	$85,227	$251,624	$36,198	$—	$38,837	$6,375,001

	December 31, 2015
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,663	$4,188	$2,603	$—	$225	$128	$—	$—	$8,807
Collectively evaluated for impairment	41,166	12,144	989	556	616	86	—	62	55,619
ACILs	—	—	—	—	11,982	—	—	—	11,982
Total	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408

Loans outstanding:
Individually evaluated for impairment	$63,376	$40,352	$12,548	$812	$19,109	$1,235	$—	$658	$138,090
Collectively evaluated for impairment	4,717,300	896,041	86,615	60,570	200,753	22,660	—	20,533	6,004,472
ACILs	—	—	—	—	68,944	19,865	—	20,000	108,809
Total	$4,780,676	$936,393	$99,163	$61,382	$288,806	$43,760	$—	$41,191	$6,251,371

As of March 31, 2016 and December 31, 2015, the liability for unfunded commitments was $1.4 million and $2.0 million, respectively. For the three months ended March 31, 2016 and 2015, the recognized credit for losses related to unfunded commitments was $570 thousand and $240 thousand, respectively.

The recorded investment in individually impaired loans was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
With allocated allowance
Without charge off	$79,747	$77,922
With charge off	458	155
With no allocated allowance
Without charge off	57,138	57,585
With charge off	3,081	2,428
Allowance on impaired loans	(9,884)	(8,807)
Impaired loans, net of allowance	$130,540	$129,283

The following tables detail impaired loans (Legacy and APLs that became impaired subsequent to being acquired) as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of March 31, 2016			For the Three Months Ended March 31, 2016
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,553	1,686	195	1,712	—
Hotel & motel	4,526	4,526	258	4,611	57
Gas station & car wash	530	562	26	1,050	—
Mixed use	562	1,085	8	563	2
Industrial & warehouse	556	556	—	560	6
Other	24,321	24,562	1,481	24,462	275
Real estate—construction	—	—	—	—	—
Commercial business	39,956	40,326	6,609	35,742	265
Trade finance	8,081	8,083	1,307	10,314	94
Consumer and other	120	120	—	128	1
	$80,205	$81,506	$9,884	$79,142	$700
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	10,906	11,795	—	11,105	100
Hotel & motel	8,107	12,173	—	7,849	22
Gas station & car wash	5,576	8,423	—	4,665	34
Mixed use	2,346	2,589	—	2,364	12
Industrial & warehouse	10,808	12,222	—	9,888	85
Other	12,173	13,473	—	12,712	90
Real estate—construction	1,342	1,465	—	1,355	—
Commercial business	7,840	9,770	—	8,950	41
Trade finance	—	—	—	—	—
Consumer and other	1,121	1,176	—	1,228	7
	$60,219	$73,086	$—	$60,116	$391
Total	$140,424	$154,592	$9,884	$139,258	$1,091

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Three Months Ended March 31, 2015
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	4,406	44
Hotel & motel	12,493	129
Gas station & car wash	1,359	—
Mixed use	481	—
Industrial & warehouse	4,516	76
Other	8,845	88
Real estate—construction	—	—
Commercial business	33,856	287
Trade finance	4,509	35
Consumer and other	7	—
	$70,472	$659
With no related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	10,792	87
Hotel & motel	5,922	—
Gas station & car wash	3,245	25
Mixed use	1,793	9
Industrial & warehouse	11,917	77
Other	8,620	38
Real estate—construction	1,500	—
Commercial business	7,958	79
Trade finance	1,638	—
Consumer and other	1,084	7
	$54,469	$322
Total	$124,941	$981

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of March 31, 2016			For the Three Months Ended March 31, 2016
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,168	1,263	184	1,169	—
Hotel & motel	—	—	—	—	—
Gas station & car wash	—	—	—	509	—
Mixed use	493	489	8	493	2
Industrial & warehouse	—	—	—	—	—
Other	303	303	16	305	4
Real estate—construction	—	—	—	—
Commercial business	586	653	96	576	3
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$2,550	$2,708	$304	$3,052	$9
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,500	2,652	—	2,571	26
Hotel & motel	6,751	9,058	—	6,882	17
Gas station & car wash	1,595	1,846	—	1,392	25
Mixed use	272	282	—	273	3
Industrial & warehouse	1,095	1,281	—	1,111	2
Other	3,775	4,784	—	3,826	14
Real estate—construction	—	—	—	—	—
Commercial business	676	1,036	—	672	8
Trade finance	—	—	—	—	—
Consumer and other	455	501	—	557	2
	$17,119	$21,440	$—	$17,284	$97
Total	$19,669	$24,148	$304	$20,336	$106

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Three Months Ended March 31, 2015
Impaired APLs	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	2,128	37
Hotel & motel	—	—
Gas station & car wash	1,237	—
Mixed use	352	—
Industrial & warehouse	180	5
Other	1,040	4
Real estate—construction	—	—
Commercial business	713	1
Trade finance	—	—
Consumer and other	1	—
	$5,651	$47
With no related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	2,370	6
Hotel & motel	5,555	—
Gas station & car wash	521	15
Mixed use	111	—
Industrial & warehouse	1,481	1
Other	4,490	10
Real estate—construction	—	—
Commercial business	1,021	3
Trade finance	—	—
Consumer and other	622	2
	$16,171	$37
Total	$21,822	$84

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2015			For the Year Ended December 31, 2015
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,871	1,984	230	3,388	—
Hotel & motel	4,697	4,707	158	10,512	230
Gas station & car wash	1,569	1,625	47	1,542	59
Mixed use	564	1,087	13	498	9
Industrial & warehouse	563	563	—	3,686	25
Other	24,603	24,851	1,440	12,585	1,110
Real estate—construction	—	—	—	—	—
Commercial business	31,527	31,832	4,316	31,790	998
Trade finance	12,548	12,548	2,603	6,209	527
Consumer and other	135	135	—	153	7
	$78,077	$79,332	$8,807	$70,363	$2,965
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	11,305	12,051	—	10,779	464
Hotel & motel	7,592	10,180	—	6,455	93
Gas station & car wash	3,754	6,435	—	3,685	107
Mixed use	2,382	2,604	—	2,375	51
Industrial & warehouse	8,967	10,608	—	10,186	254
Other	13,250	14,234	—	9,355	362
Real estate—construction	1,369	1,470	—	1,153	—
Commercial business	10,059	12,063	—	8,722	345
Trade finance	—	—	—	986	—
Consumer and other	1,335	1,431	—	1,177	26
	$60,013	$71,076	$—	$54,873	$1,702
Total	$138,090	$150,408	$8,807	$125,236	$4,667

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2015			For the Year Ended December 31, 2015
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,171	1,173	197	1,835	—
Hotel & motel	—	—	—	—	—
Gas station & car wash	1,017	1,062	6	1,246	59
Mixed use	494	491	5	380	9
Industrial & warehouse	—	—	—	72	—
Other	306	306	17	797	16
Real estate—construction	—	—	—	—	—
Commercial business	566	645	128	671	15
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$3,554	$3,677	$353	$5,001	$99
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,642	2,756	—	2,301	105
Hotel & motel	7,014	9,303	—	5,889	73
Gas station & car wash	1,188	1,299	—	651	64
Mixed use	273	282	—	210	13
Industrial & warehouse	1,127	1,298	—	1,275	9
Other	3,876	4,615	—	4,162	53
Real estate—construction	—	—	—	—	—
Commercial business	668	1,039	—	892	55
Trade finance	—	—	—	—	—
Consumer and other	658	748	—	629	7
	$17,446	$21,340	$—	$16,009	$379
Total	$21,000	$25,017	$353	$21,010	$478

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

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

The following tables present the aging of past due loans as of March 31, 2016 and December 31, 2015 by class of loans:

	As of March 31, 2016
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	69	427	—	496	2,816	3,312
Hotel & motel	175	—	—	175	953	1,128
Gas station & car wash	—	—	—	—	3,672	3,672
Mixed use	—	—	—	—	1,377	1,377
Industrial & warehouse	109	—	—	109	2,215	2,324
Other	—	844	—	844	2,866	3,710
Real estate—construction	—	—	—	—	1,342	1,342
Commercial business	1,340	101	—	1,441	14,371	15,812
Trade finance	—	—	—	—	1,937	1,937
Consumer and other	2,795	138	45	2,978	233	3,211
Subtotal	$4,488	$1,510	$45	$6,043	$31,782	$37,825
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,189	—	—	1,189	1,983	3,172
Hotel & motel	—	—	—	—	4,930	4,930
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	414	414
Industrial & warehouse	—	—	—	—	959	959
Other	—	—	—	—	2,596	2,596
Real estate—construction	—	—	—	—	—	—
Commercial business	267	47	—	314	534	848
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	350	350
Subtotal	$1,456	$47	$—	$1,503	$11,766	$13,269
TOTAL	$5,944	$1,557	$45	$7,546	$43,548	$51,094

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.4 million.

	As of December 31, 2015
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	574	—	—	574	2,383	2,957
Hotel & motel	854	—	—	854	318	1,172
Gas station & car wash	—	640	330	970	2,418	3,388
Mixed use	—	—	—	—	1,407	1,407
Industrial & warehouse	—	110	—	110	2,275	2,385
Other	—	—	—	—	2,930	2,930
Real estate—construction	—	—	—	—	1,369	1,369
Commercial business	905	770	—	1,675	13,393	15,068
Trade finance	—	—	—	—	1,731	1,731
Consumer and other	770	158	45	973	245	1,218
Subtotal	$3,103	$1,678	$375	$5,156	$28,469	$33,625
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,572	—	—	2,572	2,113	4,685
Hotel & motel	—	—	—	—	5,072	5,072
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	415	415
Industrial & warehouse	—	—	—	—	990	990
Other	—	—	—	—	2,684	2,684
Real estate—construction	—	—	—	—	—	—
Commercial business	310	39	—	349	476	825
Trade finance	—	—	—	—	—	—
Consumer and other	287	—	—	287	582	869
Subtotal	$3,169	$39	$—	$3,208	$12,332	$15,540
TOTAL	$6,272	$1,717	$375	$8,364	$40,801	$49,165

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $18.7 million.

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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of March 31, 2016 and December 31, 2015 by class of loans:

	As of March 31, 2016
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$31,147	$462	$—	$—	$31,609
Real estate—commercial
Retail	1,198,910	26,784	14,550	—	1,240,244
Hotel & motel	1,036,478	2,877	6,469	—	1,045,824
Gas station & car wash	629,787	6,154	3,997	—	639,938
Mixed use	337,416	1,182	2,562	—	341,160
Industrial & warehouse	460,309	10,020	13,830	—	484,159
Other	906,232	16,073	33,277	—	955,582
Real estate—construction	141,035	—	1,342	—	142,377
Commercial business	931,827	19,500	44,420	133	995,880
Trade finance	74,291	3,970	8,081	—	86,342
Consumer and other	84,438	3	786	—	85,227
Subtotal	$5,831,870	$87,025	$129,314	$133	$6,048,342
Acquired Loans:
Real estate—residential	$503	$278	$—	$—	$781
Real estate—commercial
Retail	73,951	2,019	13,507	—	89,477
Hotel & motel	12,780	4,339	13,581	—	30,700
Gas station & car wash	21,828	352	6,016	—	28,196
Mixed use	13,703	6,337	3,929	8	23,977
Industrial & warehouse	30,427	1,337	4,662	354	36,780
Other	31,802	362	9,549	—	41,713
Real estate—construction	—	—	—	—	—
Commercial business	21,370	897	13,813	118	36,198
Trade finance	—	—	—	—	—
Consumer and other	29,327	1,096	6,897	1,517	38,837
Subtotal	$235,691	$17,017	$71,954	$1,997	$326,659
Total	$6,067,561	$104,042	$201,268	$2,130	$6,375,001

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$32,543	$465	$—	$—	$33,008
Real estate—commercial
Retail	1,168,844	25,686	14,838	—	1,209,368
Hotel & motel	1,009,493	789	5,937	—	1,016,219
Gas station & car wash	610,749	6,192	3,758	—	620,699
Mixed use	326,902	1,191	2,610	—	330,703
Industrial & warehouse	461,938	10,099	11,966	—	484,003
Other	913,304	15,805	34,537	—	963,646
Real estate—construction	121,661	—	1,369	—	123,030
Commercial business	875,989	21,886	38,505	13	936,393
Trade finance	82,797	3,818	12,548	—	99,163
Consumer and other	60,549	14	812	7	61,382
Subtotal	$5,664,769	$85,945	$126,880	$20	$5,877,614
Acquired Loans:
Real estate—residential	$508	$281	$—	$—	$789
Real estate—commercial
Retail	91,076	2,364	14,926	—	108,366
Hotel & motel	21,306	4,339	13,835	—	39,480
Gas station & car wash	22,231	356	6,548	—	29,135
Mixed use	14,195	6,382	3,762	—	24,339
Industrial & warehouse	31,606	1,361	4,708	378	38,053
Other	38,311	366	9,967	—	48,644
Real estate—construction	—	—	—	—	—
Commercial business	27,413	1,149	14,835	363	43,760
Trade finance	—	—	—	—	—
Consumer and other	32,194	1,643	5,901	1,453	41,191
Subtotal	$278,840	$18,241	$74,482	$2,194	$373,757
Total	$5,943,609	$104,186	$201,362	$2,214	$6,251,371

	Three Months Ended March 31,
	2016	2015
Reclassification to held for sale	(In thousands)
Real estate - Commercial	$—	$384
Real estate - Construction	—	—
Commercial Business	—	66
Consumer	400	—
Total	$400	$450

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
The following table presents loans by portfolio segment and impairment method at March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$81,964	$1,342	$47,796	$8,081	$1,241	$140,424
Specific allowance	$—	$1,968	$—	$6,609	$1,307	$—	$9,884
Loss coverage ratio	N/A	2.4%	0.0%	13.8%	16.2%	0.0%	7.0%
Non-impaired loans	$32,390	$4,875,787	$141,034	$984,282	$78,261	$122,823	$6,234,577
General allowance	$221	$51,498	$1,054	$12,593	$778	$828	$66,972
Loss coverage ratio	0.7%	1.1%	0.7%	1.3%	1.0%	0.7%	1.1%
Total loans	$32,390	$4,957,751	$142,376	$1,032,078	$86,342	$124,064	$6,375,001
Total allowance for loan losses	$221	$53,466	$1,054	$19,202	$2,085	$828	$76,856
Loss coverage ratio	0.7%	1.1%	0.7%	1.9%	2.4%	0.7%	1.2%

	As of December 31, 2015
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$81,117	$1,369	$41,586	$12,548	$1,470	$138,090
Specific allowance	$—	$1,888	$—	$4,316	$2,603	$—	$8,807
Loss coverage ratio	N/A	2.3%	0.0%	10.4%	20.7%	0.0%	6.4%
Non-impaired loans	$33,797	$4,831,538	$121,661	$938,567	$86,615	$101,103	$6,113,281
General allowance	$230	$52,617	$917	$12,231	$989	$617	$67,601
Loss coverage ratio	0.7%	1.1%	0.8%	1.3%	1.1%	0.6%	1.1%
Total loans	$33,797	$4,912,655	$123,030	$980,153	$99,163	$102,573	$6,251,371
Total allowance for loan losses	$230	$54,505	$917	$16,547	$3,592	$617	$76,408
Loss coverage ratio	0.7%	1.1%	0.7%	1.7%	3.6%	0.6%	1.2%

Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At March 31, 2016, total modified loans were $77.8 million, compared to $72.2 million at December 31, 2015. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual status by type of concession as of March 31, 2016 and December 31, 2015 is presented below:

	As of March 31, 2016
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$11,515	$355	$—	$11,870	$3,773	$2,607	$—	$6,380	$18,250
Maturity / amortization concession	3,500	23,529	6,766	33,795	2,018	7,501	2,272	11,791	45,586
Rate concession	6,694	401	—	7,095	6,250	453	163	6,866	13,961
Principal forgiveness	—	—	—	—	—	—	—	—	—
	$21,709	$24,285	$6,766	$52,760	$12,041	$10,561	$2,435	$25,037	$77,797

	As of December 31, 2015
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$11,604	$375	$—	$11,979	$3,891	$2,410	$—	$6,301	$18,280
Maturity / amortization concession	4,009	18,192	5,311	27,512	1,583	6,818	2,297	10,698	38,210
Rate concession	7,215	1,278	—	8,493	6,445	641	166	7,252	15,745
Principal forgiveness	—	—	—	—	—	—	—	—	—
	$22,828	$19,845	$5,311	$47,984	$11,919	$9,869	$2,463	$24,251	$72,235
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at March 31, 2016 were comprised of 22 commercial real estate loans totaling $21.7 million, 26 commercial business loans totaling $24.3 million, and 6 other loans totaling $6.8 million. TDRs on accrual status at December 31, 2015 were comprised of 24 commercial real estate loans totaling $22.8 million, 28 commercial business loans totaling $19.8 million and 4 consumer and other loans totaling $5.3 million.  The Company expects that the TDRs on accrual status as of March 31, 2016, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $7.9 million and $5.7 million of specific reserves to TDRs as of March 31, 2016 and December 31, 2015, respectively.
The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2016:

Three Months Ended March 31, 2016
	Number of Loans	Pre- Modification	Post- Modification
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	$—
Hotel & motel	—	—	—
Gas station & car wash	—	—	—
Mixed use	—	—	—
Industrial & warehouse	—	—	—
Other	—	—	—
Real estate - construction	—	—	—
Commercial business	6	11,088	7,039
Trade finance	1	2,199	1,586
Consumer and other	—	—	—
Subtotal	7	$13,287	$8,625
Acquired Loans:
Real estate—commercial
Retail	—	$—	$—
Hotel & motel	—	—	—
Gas station & car wash	—	—	—
Mixed use	—	—	—
Industrial & warehouse	—	—	—
Other	—	—	—
Real estate—construction	—	—	—
Commercial business	—	—	—
Trade finance	—	—	—
Consumer and other	1	30	29
Subtotal	1	$30	$29
Total	8	$13,317	$8,654
The specific reserves for the TDRs that occurred during the three months ended March 31, 2016 totaled $2.1 million and there were $0 in charge offs for the three months ended March 31, 2016, respectively.

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—
Gas station & car wash	2	729
Industrial & warehouse	—	—
Other	—	—
Commercial business	6	2,272
Subtotal	8	$3,001
Acquired Loans:
Real estate—commercial
Retail	—	$—
Gas station & car wash	—	—
Hotel & motel	—	—
Mixed Use	1	62
Industrial & warehouse	—	—
Other	—	—
Commercial business	—	—
Subtotal	1	$62
	9	$3,063
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of March 31, 2016, the specific reserves totaled $144 thousand for the TDRs that had payment defaults during the three months ended March 31, 2016. The total charge offs for the TDRs that had payment defaults during the three months ended March 31, 2016 were $30 thousand.
There were eight Legacy Loans that subsequently defaulted during the three months ended March 31, 2016 that were modified as follows: four Commercial Business loans totaling $2.0 million were modified through payment concessions, two Commercial Business loans totaling $249 thousand were modified through maturity concessions, and two Real Estate Commercial loans totaling $729 thousand were modified through maturity concessions.
There was one Acquired Loan totaling $62 thousand that defaulted during the three months ended March 31, 2016 that was modified through payment concession.

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
Covered nonperforming assets totaled $2.0 million and $1.3 million at March 31, 2016 and December 31, 2015, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Covered loans on nonaccrual status	$1,102	$1,118
Covered OREO	915	220
Total covered nonperforming assets	$2,017	$1,338

Acquired covered loans	$21,769	$22,989
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of March 31, 2016 and December 31, 2015, and the outstanding principal balance as of March 31, 2016 and December 31, 2015 was $2.9 million and $3.8 million, respectively.

7.	Borrowings
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $2.39 billion at March 31, 2016 and $2.36 billion at December 31, 2015. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At March 31, 2016 and December 31, 2015, real estate secured loans with a carrying amount of approximately $3.17 billion and $3.13 billion, respectively, were pledged as collateral for borrowings from the FHLB. At March 31, 2016 and December 31, 2015, other than FHLB stock, no securities are pledged as collateral for borrowings from the FHLB.
At March 31, 2016 and December 31, 2015, FHLB advances were $530.5 million and $530.6 million, respectively, had a weighted average interest rate of 1.15% and 1.15%, respectively, and had various maturities through June 2020. At March 31, 2016 and December 31, 2015, $20.5 million and $20.6 million, respectively, of the advances were putable advances with various putable dates and strike prices. The stated rate of FHLB advances as of March 31, 2016 ranged between 0.44% and 2.02%. At March 31, 2016, the Company had a remaining borrowing capacity of $1.86 billion.
At March 31, 2016, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$175,000	$195,495
Due after one year through five years	355,495	335,000
	$530,495	$530,495

In addition, as a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At March 31, 2016, the outstanding principal balance of the qualifying loans was $742.9 million, and the collateral value of investment securities was $984 thousand. There were no borrowings outstanding against this line as of March 31, 2016 and December 31, 2015.

8.	Subordinated Debentures
At March 31, 2016, the Company had five wholly owned subsidiary grantor trusts that had issued $46 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at March 31, 2016:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	3.78%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.47%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.59%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	2.28%	6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,503	Variable	3.47%	1/7/2034
TOTAL ISSUANCE		$46,000	$42,371

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million and $1.5 million at March 31, 2016 and December 31, 2015, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.

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

At March 31, 2016, the following interest rate swaps related to our loan hedging program were outstanding:

As of March 31, 2016
Interest rate swaps on loans with loan customers
Notional amount (in thousands)	$120,583
Weighted average remaining term	7.5 years
Received fixed rate (weighted average)	4.45%
Pay variable rate (weighted average)	2.81%
Estimated fair value (in thousands)	$6,260
Back to back interest rate swaps with correspondent banks
Notional amount (in thousands)	$120,583
Weighted average remaining term	7.5 years
Received variable rate (weighted average)	2.81%
Pay fixed rate (weighted average)	4.45%
Estimated fair value (in thousands)	$(6,260)

10.	Intangible Assets
The carrying amount of the Company’s goodwill as of March 31, 2016 and December 31, 2015 was $105.4 million. There was no impairment of goodwill during the three months ended March 31, 2016 and 2015.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $212 thousand and $267 thousand for the three months ended March 31, 2016 and 2015, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2016:

		As of March 31, 2016
	Amortization period	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(3,365)
Core deposit—PIB acquisition	7 years	603	(401)
Core deposit—Foster acquisition	10 years	2,763	(1,093)
Total		$7,466	$(4,859)

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
The changes in servicing assets for the three months ended March 31, 2016 were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$12,000	$10,341
Additions through originations of servicing assets	777	1,045
Amortization	(921)	(857)
Balance at end of period	$11,856	$10,529

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at March 31, 2016 and December 31, 2015 are presented below.

	March 31, 2016	December 31, 2015
	Range	Range
Weighted-average discount rate	5.57% ~ 6.12%	5.59% ~ 6.01%
Constant prepayment rate	7.20% ~ 11.90%	7.30% ~11.90%

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $1.8 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively, that relate primarily to uncertainties in California enterprise zone loan interest deductions.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $329 thousand in the next twelve months.
The statute of limitations for the assessment of income taxes related to the consolidated Federal income tax returns is closed for all tax years up to and including 2011. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2009, 2010, 2012, and 2013 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments. The Company recognizes interest and penalties related to income tax matters in income tax expense.  The Company recorded approximately $169 thousand and $154 thousand for accrued interest and penalties at March 31, 2016 and December 31, 2015, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2016.

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
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. For commercial and industrial and asset backed loans, independent valuations may be comprised of a 20-60% discount for accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$498,026	$—	$498,026	$—
GSE mortgage-backed securities	526,910	—	526,910	—
Trust preferred securities	3,394	—	3,394	—
Municipal bonds	46,113	—	44,904	1,209
Mutual funds	13,454	13,454	—	—
Interest rate swaps	6,260	—	6,260	—

Liabilities:
Interest rate swaps	6,260	—	6,260	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$449,980	$—	$449,980	$—
GSE mortgage-backed securities	498,047	—	498,047	—
Trust preferred securities	3,749	—	3,749	—
Municipal bonds	45,511	—	44,345	1,166
Mutual funds	13,269	13,269	—	—
Interest rate swaps	2,680	—	2,680	—

Liabilities:
Interest rate swaps	2,680	—	2,680	—

There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2016 and 2015. There were no gains or losses recognized in earnings during the three months ended March 31, 2016 and 2015.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Beginning Balance, January 1	$1,166	$1,178
Purchases, issuances and settlements	—	—
Amortization	—	—
Total gains included in other comprehensive income	43	17
Ending Balance, March 31	$1,209	$1,195

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$44,616	$—	$—	$44,616
Commercial business	6,026	—	—	6,026
Trade finance	—	—	—	—
Consumer	264	—	—	264
Loans held for sale, net	400	—	400	—
OREO	5,514	—	—	5,514

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,251	$—	$—	$18,251
Commercial business	9,366	—	—	9,366
Trade Finance	15,540	—	—	15,540
Consumer	391	—	—	391
Loans held for sale, net	348	—	348	—
OREO	18,308	—	—	18,308

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$309	$534
Commercial business	(2,672)	1,274
Trade Finance	1,296	(310)
Consumer	(62)	(12)
Loans held for sale, net	15	182
OREO	(577)	(425)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$236,101	$236,101	Level 1
Other investments	49,365	49,461	Level 3
Loans held for sale	13,843	14,535	Level 2
Loans receivable—net	6,295,079	6,713,741	Level 3
Customers’ liabilities on acceptances	2,769	2,769	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,695,040	$1,695,040	Level 2
Saving and other interest bearing demand deposits	2,133,340	2,133,340	Level 2
Time deposits	2,639,031	2,643,155	Level 2
FHLB advances	530,495	535,782	Level 2
Subordinated debentures	42,371	44,138	Level 2
Bank’s liabilities on acceptances outstanding	2,769	2,769	Level 2
	December 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$298,389	$298,389	Level 1
Other investments	47,895	47,919	Level 3
Loans held for sale	8,273	8,669	Level 2
Loans receivable—net	6,171,933	6,559,838	Level 3
Customers’ liabilities on acceptances	1,463	1,463	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,694,427	$1,694,427	Level 2
Saving and other interest bearing demand deposits	2,170,748	2,170,748	Level 2
Time deposits	2,475,801	2,478,858	Level 2
FHLB advances	530,591	532,137	Level 2
Subordinated debentures	42,327	44,084	Level 2
Bank’s liabilities on acceptances outstanding	1,463	1,463	Level 2

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
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of March 31, 2016, the U.S. Treasury Department held one remaining warrant for the purchase of 19,420 shares of the Company’s common stock.
The Company’s Board of Directors declared quarterly dividends of $0.11 per common share for the first quarter of 2016 and $0.10 per common share for the first quarter of 2015.
The following table presents the changes to accumulated other comprehensive income at March 31, 2016 and March 31, 2015:

	March 31, 2016	March 31, 2015
	(In thousands)
Balance at beginning of period	(1,832)	1,705
Unrealized gains on securities available for sale and interest only strips	15,592	5,255
Reclassification adjustments for gains realized in income	—	(424)
Tax expense	6,605	2,048
Total other comprehensive income	8,987	2,783
Balance at end of period	7,155	4,488

14.	Regulatory Matters

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

Management believes that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements. As of March 31, 2016, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of March 31, 2016 and December 31, 2015, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2016
Common equity tier 1 capital (to risk weighted assets):
Company	$848,429	11.96%	$319,220	4.50%	$363,556	5.125%	N/A	N/A
Bank	$882,569	12.45%	$319,097	4.50%	$363,416	5.125%	$460,918	6.50%
Total capital (to risk-weighted assets):
Company	$967,615	13.64%	$567,502	8.00%	$611,838	8.625%	N/A	N/A
Bank	$960,808	13.55%	$567,284	8.00%	$611,603	8.625%	$709,105	10.00%
Tier I capital (to risk-weighted assets):
Company	$889,375	12.54%	$425,627	6.00%	$469,963	6.625%	N/A	N/A
Bank	$882,569	12.45%	$425,463	6.00%	$469,782	6.625%	$567,284	8.00%
Tier I capital (to average assets):
Company	$889,375	11.44%	$310,909	4.00%	N/A	N/A	N/A	N/A
Bank	$882,569	11.36%	$310,874	4.00%	N/A	N/A	$388,593	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Common equity tier 1 capital (to risk weighted assets):
Company	$833,868	12.08%	$310,732	4.5%	N/A	N/A
Bank	$866,652	12.56%	$310,627	4.5%	$448,684	6.5%
Total capital (to risk-weighted assets):
Company	$953,132	13.80%	$552,412	8.00%	N/A	N/A
Bank	$945,013	13.69%	$552,226	8.00%	$690,283	10.00%
Tier I capital (to risk-weighted assets):
Company	$874,771	12.67%	$414,309	6.00%	N/A	N/A
Bank	$866,652	12.56%	$414,170	6.00%	$552,226	8.00%
Tier I capital (to average assets):
Company	$874,771	11.53%	$303,528	4.00%	N/A	N/A
Bank	$866,652	11.43%	$303,410	4.00%	$379,262	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this report and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$83,461	$74,554
Interest expense	11,854	9,431
Net interest income	71,607	65,123
Provision for loan losses	500	1,500
Net interest income after provision for loan losses	71,107	63,623
Noninterest income	8,775	11,048
Noninterest expense	40,049	39,077
Income before income tax provision	39,833	35,594
Income tax provision	16,210	14,236
Net income	$23,623	$21,358
Per Share Data:
Earnings per common share - basic	$0.30	$0.27
Earnings per common share - diluted	$0.30	$0.27
Book value per common share (period end, excluding warrants) (8)	$12.09	$11.30
Cash dividends declared per common share	$0.11	$0.10
Tangible book value per common share (period end, excluding warrants) (8) (10)	$10.73	$9.93
Number of common shares outstanding (period end)	79,597,106	79,542,321
Weighted average shares - basic	79,583,188	79,526,218
Weighted average shares - diluted	79,613,245	79,602,122
Tangible common equity to tangible assets (8)	10.73%	11.03%
Statement of Financial Condition Data - at Period End:
Assets	$8,063,752	$7,267,905
Securities available for sale	1,087,897	808,372
Loans receivable	6,371,935	5,710,639
Deposits	6,467,411	5,803,254
FHLB advances	530,495	480,881
Subordinated debentures	42,371	42,199
Stockholders’ equity	961,982	899,198

	At or for the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$7,875,940	$7,161,811
Securities available for sale	1,016,865	778,305
Loans receivable and loans held for sale	6,269,428	5,617,929
Deposits	6,290,704	5,703,376
Stockholders’ equity	945,634	890,206

Selected Performance Ratios:
Return on average assets (1)	1.20%	1.19%
Return on average stockholders’ equity (1)	9.99%	9.60%
Average stockholders’ equity to average assets	12.01%	12.43%
Return on average tangible equity (1) (9)	11.28%	10.94%
Dividend payout ratio (dividends per share / earnings per share)	36.67%	37.04%
Efficiency ratio (2)	49.82%	51.30%
Net interest spread	3.56%	3.62%
Net interest margin (3)	3.84%	3.87%

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.44%	11.76%
Tier 1 risk-based capital ratio	12.54%	13.39%
Total risk-based capital ratio	13.64%	14.53%
Common equity tier 1 capital ratio (11)	11.96%	12.73%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	1.21%	1.22%
Allowance for loan losses to nonaccrual loans	176.49%	179.57%
Allowance for loan losses to nonperforming loans(6)	79.77%	72.00%
Allowance for loan losses to nonperforming assets(7)	66.17%	59.86%
Nonaccrual loans to loans receivable	0.68%	0.68%
Nonperforming loans to loans receivable (6)	1.51%	1.69%
Nonperforming assets to loans receivable and OREO (7)	1.82%	2.03%
Nonperforming assets to total assets (7)	1.44%	1.60%

Legacy Portfolio:
Nonaccrual loans to loans receivable	0.53%	0.45%
Nonperforming loans to loans receivable	1.36%	1.53%
Allowance for loan losses to loans receivable	1.06%	1.08%
Allowance for loan losses to nonaccrual loans	201.42%	238.66%
Allowance for loan losses to nonperforming loans	78.07%	70.64%

	At or for the Three Months Ended March 31,
	2016	2,015
	(Dollars in thousands)
Asset Quality Ratios (continued):

Acquired Portfolio:
Nonaccrual loans to loans receivable	3.60%	2.65%
Nonperforming loans to loans receivable	4.39%	3.11%
Allowance for loan losses to loans receivable	3.93%	2.42%
Allowance for loan losses to nonaccrual loans	109.13%	91.34%
Allowance for loan losses to nonperforming loans	89.45%	77.85%

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 8% tier I risk-based capital, 10% total risk-based capital, and 6.5% common equity tier 1 capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, Legacy Loans and APLs past due 90 days or more and still accruing interest, and accruing restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)	Excludes TARP preferred stock related stock warrants of $0 and $378 thousand at March 31, 2016 and 2015, respectively.

(9)
Average tangible equity is calculated by subtracting average goodwill and average core deposit intangibles assets from average stockholders’ equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income	$23,623	$21,358

Average stockholders’ equity	$945,634	$890,206
Less: Average goodwill and core deposit intangible assets, net	(108,120)	(109,173)
Average tangible equity	$837,514	$781,033

Net income (annualized) to average tangible equity	11.28%	10.94%

(10)
Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	March 31, 2016	March 31, 2015
	(In thousands, except per share data)
Total stockholders’ equity	$961,982	$899,198
Less: Common stock warrant	—	(378)
Goodwill and core deposit intangible assets, net	(108,008)	(109,021)
Tangible common equity	$853,974	$789,799

Common shares outstanding	79,597,106	79,542,321

Tangible book value per common share	$10.73	$9.93

(11)
The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	March 31, 2016	March 31, 2015
	(Dollars in thousands)
Tier 1 capital	$889,375	$829,375
Less: Trust preferred securities less unamortized acquisition discount	(40,946)	(40,774)
Common equity tier 1 capital	$848,429	$788,601

Total risk weighted assets less disallowed allowance for loan losses	$7,093,779	$6,194,595

Common equity tier 1 capital ratio	11.96%	12.73%

Results of Operations
Overview
Total assets increased $151.1 million from $7.91 billion at December 31, 2015 to $8.06 billion at March 31, 2016. The increase in total assets was primarily due to a $123.1 million increase in loans receivable, net of allowance for loan losses, from $6.17 billion at December 31, 2015 to $6.30 billion at March 31, 2016. The increase in total assets was also related to increases in securities available for sale of $77.3 million from $1.01 billion at December 31, 2015 to $1.09 billion at March 31, 2016. The increase in assets was primarily offset by a $62.3 million decrease in cash and cash equivalents from $298.4 million at December 31, 2015 to $236.1 million at March 31, 2016. The increase in total assets was primarily funded by a $126.4 million increase in total deposits to $6.47 billion at March 31, 2016 and net income of $23.6 million for the three months ended March 31, 2016.
Net income for the first quarter of 2016 was $23.6 million, or $0.30 per diluted common share, compared to $21.4 million, or $0.27 per diluted common share, for the same period of 2015, which was an increase of $2.2 million, or 10.6%. The increase in net income was primarily due to an increase in interest income of $8.9 million and a decrease in the provision for loan losses of $1.0 million. The increase was primarily offset by a decrease in noninterest income of $2.3 million, an increase in noninterest expense of $972 thousand, and an increase in income tax provision of $2.0 million.
The following table summarizes the accretion and amortization adjustments that are included in net income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$1,966	$2,183
Accretion of discounts on acquired credit impaired loans	1,965	1,555
Amortization of premiums on assumed FHLB advances	97	94
Accretion of discounts on assumed subordinated debt	(44)	(41)
Amortization of premiums on assumed time deposits	24	75
Amortization of core deposit intangible assets	(212)	(267)
Total	$3,796	$3,599

The annualized return on average assets was 1.20% for the first quarter of 2016, compared to 1.19% for the same period of 2015. The annualized return on average stockholders’ equity was 9.99% for the first quarter of 2016, compared to 9.60% for the same period of 2015. The efficiency ratio was 49.82% for the first quarter of 2016, compared to 51.30% for the same period of 2015.

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
Comparison of Three Months Ended March 31, 2016 with the Same Period of 2015
Net interest income before provision for loan losses was $71.6 million for the first quarter of 2016, compared to $65.1 million for the same period of 2015, an increase of $6.5 million, or 10.0%.
Interest income for the first quarter of 2016 was $83.5 million, an increase of $8.9 million, or 11.9%, compared to $74.6 million for the same period of 2015. An increase of $9.5 million was primarily attributed to the increase in the balance of interest earning loans and securities available for sale during the quarter. The increase in interest income was partially offset by a $1.2 million decrease attributable to lower yields on loans during the quarter.
Interest expense for the first quarter of 2016 was $11.9 million, an increase of $2.4 million or 25.7% compared to $9.4 million for the same period of 2015. A $1.1 million increase in interest expense was attributable to increases in average balances during the quarter, primarily in interest bearing demand accounts and time deposits. Also, a $603 thousand increase and a $619 thousand increase was attributable to the increase in rates on time deposits and interest bearing demand accounts, respectively.
Net Interest Margin

Our reported net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the first quarter of 2016 was 3.84%, a decrease of 3 basis points from 3.87% for the same period of 2015.

The change in our reported net interest margin for the three and nine months ended March 31, 2016 and 2015 is summarized in the table below.

	Three Months Ended March 31,
	2016	2015
Net interest margin, excluding the effect of acquisition accounting adjustments	3.60%	3.61%
Acquisition accounting adjustments(1)	0.24	0.26
Reported net interest margin	3.84%	3.87%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding the effect of acquisition accounting adjustments, from reported net interest margin.

As noted in the table above, excluding the effect of the acquisition accounting adjustments, the net interest margin for the first quarter of 2016 decreased 1 basis point to 3.60% from 3.61% for the same period of 2015.

The decrease in the net interest margin was due to a decline in the effect of acquisition accounting adjustments and a decline in the weighted average yield on the loan portfolio. The decrease in net interest margin was also caused by an increase in the cost of deposits.

The acquisition related adjustments that impact the net interest margin increased by $0.1 million, totaling $4.0 million during the first quarter of 2016, compared to $3.9 million for the same period of 2015.

The weighted average yield on loans decreased to 4.95% for the first quarter of 2016 from 5.03% for the first quarter of 2015. The change in the yield was due to continued pricing pressure on loan interest rates as well a decline of 3 basis points in the effects of acquisition accounting adjustments for the three months ended March 31, 2016 as summarized in the following table.

	Three Months Ended March 31,
	2016	2015
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.66%	4.71%
Acquisition accounting adjustments(1)	0.29	0.32
Reported weighted average yield on loans	4.95%	5.03%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effect of acquisition accounting adjustments, the weighted average yield on loans for the first quarter of 2016 decreased 5 basis points to 4.66% from 4.71% for the same period of 2015. In addition to the continued pricing pressures, the declining loan yields were caused by a higher mix of lower yielding fixed rate loans. At March 31, 2016, fixed rate loans accounted for 53% of the loan portfolio, compared to 52% at March 31, 2015. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at March 31, 2016 was 4.14% and 4.63%, respectively, compared with 4.14% and 4.72% at March 31, 2015.

The weighted average yield on securities available for sale for the first quarter of 2016 was 2.23%, compared to 2.16% for the same period of 2015. The increase was primarily attributable to an increase in treasury yields resulting in higher interest earned for the newly purchased collateralized mortgage obligations and mortgage-backed securities, compared to the same period in 2015.

The weighted average cost of deposits for the first quarter of 2016 was 0.63%, an increase of 8 basis points from 0.55% for the same period of 2015.

	Three Months Ended March 31,
	2016	2015
The weighted average cost of deposits, excluding the effect of acquisition accounting adjustments	0.63%	0.56%
Acquisition accounting adjustments(1)	0.00	(0.01)
Reported weighted average cost of deposits	0.63%	0.55%

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.63% for the first quarter of 2016, compared to 0.56% for the same period of 2015. The increase was due to an increase in retail deposits, primarily money market and time deposits, due to our deposit campaigns and promotions. The average cost of the retail deposits was 0.92% at March 31, 2016, compared to 0.84% at March 31, 2015.

The weighted average cost of FHLB advances for the first quarter of 2016 was 1.15%, an increase of 7 basis points from 1.08% for the same period of 2015.

	Three Months Ended March 31,
	2016	2015
The weighted average cost of FHLB advances, excluding the effect of acquisition accounting adjustments	1.22%	1.17%
Acquisition accounting adjustments(1)	(0.07)	(0.09)
Reported weighted average cost of FHLB advances	1.15%	1.08%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances increased to 1.22% for the first quarter of 2016 from 1.17% for the same period of 2015. The average cost increased due to the maturity of eight advances totaling $450.0 million that had effective rates ranging from 0.21% to 0.60%, while the effective rates for FHLB advances obtained during the most recent twelve months ranged from 0.22 to 1.88%.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$6,269,428	$77,118	4.95%	$5,617,929	$69,639	5.03%
Securities available for sale(3)	1,016,865	5,677	2.23%	778,305	4,207	2.16%
FRB and FHLB stock and other investments	217,048	666	1.21%	414,973	708	0.68%
Total interest earning assets	$7,503,341	$83,461	4.47%	$6,811,207	$74,554	4.44%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,968,637	$4,004	0.82%	$1,625,641	$2,765	0.68%
Savings	186,462	366	0.79%	195,063	425	0.88%
Time deposits:
$100,000 or more	1,806,609	4,057	0.90%	1,713,331	3,377	0.80%
Other	699,431	1,480	0.85%	626,197	1,187	0.77%
Total time deposits	2,506,040	5,537	0.89%	2,339,528	4,564	0.79%
Total interest bearing deposits	4,661,139	9,907	0.85%	4,160,232	7,754	0.76%
FHLB advances	532,206	1,523	1.15%	480,942	1,297	1.09%
Other borrowings	40,813	424	4.11%	40,624	380	3.74%
Total interest bearing liabilities	5,234,158	$11,854	0.91%	4,681,798	$9,431	0.82%
Noninterest bearing demand deposits	1,629,565			1,543,144
Total funding liabilities/cost of funds	$6,863,723		0.69%	$6,224,942		0.61%
Net interest income/net interest spread		$71,607	3.56%		$65,123	3.62%
Net interest margin			3.84%			3.87%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			3.84%			3.88%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			3.81%			3.85%
Cost of deposits:
Noninterest bearing demand deposits	$1,629,565	$—		$1,543,144	—
Interest bearing deposits	4,661,139	9,907	0.85%	4,160,232	7,754	0.76%
Total deposits	$6,290,704	$9,907	0.63%	$5,703,376	$7,754	0.55%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income reversed was $123 and $24 thousand for the three months ended March 31, 2016 and 2015, respectively.

(5)	Loan prepayment fee income excluded was $631 thousand and $510 thousand for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended March 31, 2016 over March 31, 2015
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$7,479	$(1,178)	$8,657
Interest on securities	1,470	147	1,323
Interest on FRB and FHLB stock and other investments	(42)	390	(432)
Total interest income	$8,907	$(641)	$9,548
INTEREST EXPENSE:
Interest on demand, interest bearing	$1,239	$619	$620
Interest on savings	(58)	(43)	(15)
Interest on time deposits	972	603	369
Interest on FHLB advances	226	76	150
Interest on other borrowings	44	38	6
Total interest expense	$2,423	$1,293	$1,130
NET INTEREST INCOME	$6,484	$(1,934)	$8,418

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
The provision for loan losses for the first quarter of 2016 was $500 thousand, a decrease of $1.0 million, or 66.7%, from $1.5 million for the same period last year. The decrease in the provision primarily reflects a decrease in quantitative reserves due to declining historical loss rates.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, net gains on sales of loans, and other income.
Noninterest income for the first quarter of 2016 was $8.8 million, compared to $11.0 million for the same quarter of 2015, a decrease of $2.3 million, or 20.6%. The decrease was primarily due to a decrease of $1.2 million, or 40.0%, in net gains on sales of SBA loans and a decrease of $379 thousand, or 12.4%, in service fees on deposit accounts.
Noninterest income by category is summarized below:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,683	$3,062	$(379)	(12.4)%
International service fees	776	814	(38)	(4.7)%
Loan servicing fees, net	690	720	(30)	(4.2)%
Wire transfer fees	914	763	151	19.8%
Other income and fees	1,887	2,039	(152)	(7.5)%
Net gains on sales of SBA loans	1,825	3,044	(1,219)	(40.0)%
Net gains on sales of other loans	—	182	(182)	N/A
Net gains on sales of securities available for sale	—	424	(424)	N/A
Total noninterest income	$8,775	$11,048	$(2,273)	(20.6)%

Noninterest Expense
Noninterest expense for the first quarter of 2016 was $40.0 million, an increase of $972 thousand, or 2.5%, from $39.1 million for the same period of 2015. Merger and integration expenses increased $1.2 million primarily consisting of fees for legal counsel and financial advisors which were associated with the plan of merger agreement with Wilshire Bancorp, Inc. on December 7, 2015. Salaries and employee benefits expense increased $388 thousand due to an increase in the number of full-time equivalent employees, which increased to 945 at March 31, 2016 from 933 at March 31, 2015. The increases in noninterest expenses were offset by a decrease of $434 thousand in credit related expenses, $255 thousand in advertising and marketing expenses, and $341 thousand in professional fees.

The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$21,569	$21,181	$388	1.8%
Occupancy	4,817	4,692	125	2.7%
Furniture and equipment	2,287	2,263	24	1.1%
Advertising and marketing	1,136	1,391	(255)	(18.3)%
Data processing and communications	2,171	2,349	(178)	(7.6)%
Professional fees	1,083	1,424	(341)	(23.9)%
FDIC assessment	1,038	1,112	(74)	(6.7)%
Credit related expenses	421	855	(434)	(50.8)%
OREO expense	1,428	1,177	251	21.3%
Merger and integration expenses	1,207	52	1,155	NA
Other	2,892	2,581	311	12.0%
Total noninterest expense	$40,049	$39,077	$972	2.5%

Provision for Income Taxes
Income tax expense was $16.2 million and $14.2 million for the quarters ended March 31, 2016 and 2015, respectively. The effective income tax rates were 40.7% and 40.0% for the quarters ended March 31, 2016 and 2015, respectively.

Financial Condition
At March 31, 2016, our total assets were $8.06 billion, an increase of $151.1 million from $7.91 billion at December 31, 2015. The increase was principally due to a $123.1 million increase in loans receivable, net of allowance for loan losses, a $77.3 million increase in securities available for sale, and a $1.5 million increase in other investments. The increase was offset by a decrease in cash and cash equivalents totaling $62.3 million. The increase in total assets was funded primarily by a $126.4 million increase in deposits and net income of $23.6 million.
Investment Securities Portfolio
As of March 31, 2016, we had $1.09 billion in available for sale securities, compared to $1.01 billion at December 31, 2015. The net unrealized gain on the available for sale securities at March 31, 2016 was $12.1 million, compared to a net unrealized loss on such securities of $3.5 million at December 31, 2015. During the three months ended March 31, 2016, $99.6 million in securities were purchased and $36.4 million in mortgage related securities were paid down. During the same period last year, $65.6 million in securities were purchased, $31.5 in mortgage related securities were paid down and $22.1 million in securities were sold. The weighted average life of the available for sale securities was 4.52 years and 5.09 years at March 31, 2016 and December 31, 2015, respectively.
Loan Portfolio
As of March 31, 2016, loans outstanding totaled $6.38 billion, an increase of $123.6 million from $6.25 billion at December 31, 2015. Total loan originations during the three months ended March 31, 2016 were $333.5 million, including SBA loan originations of $54.3 million, of which $37.6 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$32,390	1%	$33,797	0%
Commercial & industrial	4,957,751	78%	4,912,655	78%
Construction	142,376	2%	123,030	2%
Total real estate loans	5,132,517	81%	5,069,482	80%
Commercial business	1,032,078	16%	980,153	16%
Trade finance	86,342	1%	99,163	2%
Consumer and other	124,064	2%	102,573	2%
Total loans outstanding	6,375,001	100%	6,251,371	100%
Less: deferred loan fees	(3,066)		(3,030)
Loans receivable	6,371,935		6,248,341
Less: allowance for loan losses	(76,856)		(76,408)
Loans receivable, net of allowance for loan losses	$6,295,079		$6,171,933

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $44.2 million at March 31, 2016 and $46.2 million at December 31, 2015. SBA loans included in commercial and industrial real estate loans were $186.6 million at March 31, 2016 and $187.9 million at December 31, 2015.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
Loan commitments	$851,744	$802,251
Standby letters of credit	36,590	45,083
Other commercial letters of credit	45,406	36,256
	$933,740	$883,590

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans and OREO, were $116.1 million at March 31, 2016, compared to $110.2 million at December 31, 2015. The ratio of nonperforming assets to loans receivable and OREO was 1.82% and 1.76% at March 31, 2016 and December 31, 2015, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans (1)	$43,548	$40,801
Loans 90 days or more days past due, still accruing	45	375
Accruing restructured loans	52,760	47,984
Total nonperforming loans	96,353	89,160
OREO	19,794	21,035
Total nonperforming assets	$116,147	$110,195

Nonaccrual loans:
Legacy Portfolio	$31,782	$23,212
Acquired Portfolio	11,766	15,543
Total nonaccrual loans	$43,548	$38,755

Nonperforming loans:
Legacy Portfolio	$81,998	$78,424
Acquired Portfolio	14,355	18,236
Total nonperforming loans	$96,353	$96,660

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.4 million and $18.7 million as of March 31, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses
The allowance for loan losses was $76.9 million at March 31, 2016, compared to $76.4 million at December 31, 2015. The allowance for loan losses was 1.21% of loans receivable at March 31, 2016 and 1.22% of loans receivable at December 31, 2015. The increase in the allowance for loan losses was driven by an increase in the amount of qualitative reserves. The qualitative reserves increased due to an increase in the volume of loans compared to December 31, 2015. The increase in qualitative reserves were offset by decreases in the quantitative reserves which was caused by decreasing historical losses. In addition, the reserve on our impaired loans increased to $9.9 million at March 31, 2016 from $8.8 million at December 31, 2015.

The following table reflects our allocation of the allowance for loan and lease losses (“ALLL”) by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	March 31, 2016		December 31, 2015
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - residential	$221	0.29%	$230	0.30%
Real estate - commercial	53,466	69.57%	54,505	71.33%
Real estate - construction	1,054	1.37%	917	1.20%
Commercial business	19,202	24.98%	16,547	21.66%
Trade finance	2,085	2.71%	3,592	4.70%
Consumer and other	828	1.08%	617	0.81%
Total	$76,856	100%	$76,408	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Acquired Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or “ACILs”) and performing loans (loans that were pass graded at the time they were acquired, or “APLs”). The activity in the ALLL for the three months ended March 31, 2016 is as follows:

		Acquired Loans(2)
Three Months Ended March 31, 2016	Legacy Loans(1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$63,309	$11,982	$1,117	$76,408
Provision for loan losses	698	(105)	(93)	500
Loans charged off	(705)	—	(116)	(821)
Recoveries of loan charge offs	714	—	55	769
Balance, end of period	$64,016	$11,877	$963	$76,856

Total loans outstanding	$6,048,342	$104,659	$222,000	$6,375,001
Loss coverage ratio	1.06%	11.35%	0.43%	1.21%
Net loan charge offs to beginning allowance	(0.01)%	0.00%	5.46%	0.07%
Net loan charge offs to provision for loan losses	1.29%	0.00%	65.59%	10.40%

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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale	$6,269,428	$5,617,929
Loans receivable	$6,371,935	$5,710,639
ALLOWANCE:
Balance, beginning of period	$76,408	$67,758
Less loan charge offs:
Commercial & industrial real estate	(135)	(341)
Commercial business loans	(621)	(538)
Trade finance	—	(229)
Consumer and other loans	(65)	(17)
Total loan charge offs	(821)	(1,125)
Plus loan recoveries:
Commercial & industrial real estate	524	800
Commercial business loans	242	656
Trade Finance	—	—
Consumer and other loans	3	5
Total loans recoveries	769	1,461
Net loan charge offs	(52)	336
Provision for loan losses	500	1,500
Balance, end of period	$76,856	$69,594
Net loan (recoveries) charge offs to average loans receivable, including loans held for sale*	0.00%	(0.02)%
Allowance for loan losses to loans receivable at end of period	1.21%	1.22%
Net loan (recoveries) charge offs to beginning allowance *	0.27%	(1.98)%
Net loan (recoveries) charge offs to provision for loan losses	10.40%	(22.40)%
* Annualized

We believe the allowance for loan losses as of March 31, 2016 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2016, deposits increased $126.4 million, or 2.0%, to $6.47 billion from $6.34 billion at December 31, 2015. The net increase in deposits primarily reflects increases in retail deposits due to the impact of recent deposit campaigns and promotions. In addition, wholesale deposits were increased to help fund loan growth. Interest bearing demand deposits, including money market and Super Now accounts and time deposits, totaled $4.77 billion at March 31, 2016 and $4.65 billion at December 31, 2015.
At March 31, 2016, 26% of total deposits were noninterest bearing demand deposits, 41% were time deposits and 33% were interest bearing demand and savings deposits. At December 31, 2015, 27% of total deposits were noninterest bearing demand deposits, 39% were time deposits, and 34% were interest bearing demand and savings deposits.
At March 31, 2016, we had $510.0 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $374.6 million and $300.0 million of such deposits at December 31, 2015, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.29% at March 31, 2016 and were collateralized with securities with a carrying value of $349.4 million.

The following is a schedule of certificates of deposit maturities as of March 31, 2016:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$871,856	33.04%
Over three months through six months	643,378	24.38%
Over six months through nine months	474,243	17.97%
Over nine months through twelve months	485,071	18.38%
Over twelve months	164,483	6.23%
Total time deposits	$2,639,031	100.00%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At March 31, 2016, we had $530.5 million of FHLB advances with average remaining maturities of 1.7 years, compared to $530.6 million with average remaining maturities of 1.9 years at December 31, 2015. The weighted average rate was 1.15% and 1.15% at March 31, 2016 and December 31, 2015, respectively.
Subordinated debentures totaled $42.4 million at March 31, 2016 and $42.3 million at December 31, 2015. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $962.0 million at March 31, 2016, compared to $938.1 million at December 31, 2015.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 6% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Beginning January 1, 2015, federal banking agencies required a minimum Common Equity Tier 1 capital to risk weighted assets ratio of 4.5% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Beginning January 1, 2016, federal banking agencies required a capital conservation buffer of 0.625% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At March 31, 2016, our Common Equity Tier 1 capital was $848.4 million compared to $833.9 million at December 31, 2015. Our Tier I capital, defined as stockholders’ equity less intangible assets, was $889.4 million, compared to $874.8 million at December 31, 2015, representing an increase of $14.6 million, or 1.7%. The increase was primarily due to an increase of $23.6 million in retained earnings from net income during the three months ended March 31, 2016, which was partially offset by $8.8 million of cash dividends. At March 31, 2016, the Common Equity Tier 1 capital ratio was 11.96%. The total capital to risk-weighted assets ratio was 13.64% and the Tier I capital to risk-weighted assets ratio was 12.54%. The Tier I leverage capital ratio was 11.44%.
As of March 31, 2016 and December 31, 2015, the most recent regulatory notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized”, the Bank must maintain minimum Common Equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of March 31, 2016 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Common Equity Tier 1 capital ratio	$848,429	11.96%	N/A	N/A
Total risk-based capital ratio	$967,615	13.64%	N/A	N/A
Tier 1 risk-based capital ratio	$889,375	12.54%	N/A	N/A
Tier 1 capital to total assets	$889,375	11.44%	N/A	N/A
BBCN Bank
Common Equity Tier 1 capital ratio	$882,569	12.45%	$460,918	6.50%	$421,651	5.95%
Total risk-based capital ratio	$960,808	13.55%	$709,105	10.00%	$251,703	3.55%
Tier 1 risk-based capital ratio	$882,569	12.45%	$567,284	8.00%	$315,285	4.45%
Tier I capital to total assets	$882,569	11.36%	$388,593	5.00%	$493,976	6.36%

	As of December 31, 2015 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Common Equity Tier 1 capital ratio	$833,868	12.08%	N/A	N/A
Total risk-based capital ratio	$953,132	13.80%	N/A	N/A
Tier 1 risk-based capital ratio	$874,771	12.67%	N/A	N/A
Tier 1 capital to total assets	$874,771	11.53%	N/A	N/A
BBCN Bank
Common Equity Tier 1 capital ratio	$866,652	12.56%	$448,684	6.50%	$417,968	6.06%
Total risk-based capital ratio	$945,013	13.69%	$690,283	10.00%	$254,730	3.69%
Tier 1 risk-based capital ratio	$866,652	12.56%	$552,226	6.00%	$314,426	6.56%
Tier I capital to total assets	$866,652	11.43%	$379,262	5.00%	$487,390	6.43%

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
At March 31, 2016, our total borrowing capacity from the FHLB was $2.39 billion, of which $1.86 billion was unused and available to borrow. At March 31, 2016, our total borrowing capacity from the FRB was $549.0 million, which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.03 billion at March 31, 2016, compared to $1.0 billion at December 31, 2015. Cash and cash equivalents, including federal funds sold, were $236.1 million at March 31, 2016, compared to $298.4 million at December 31, 2015. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2016, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	March 31, 2016		December 31, 2015
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	2.21%	(6.25)%	3.38%	(5.57)%
+ 100 basis points	1.07%	(2.61)%	1.49%	(2.47)%
- 100 basis points	0.58%	0.89%	0.37%	1.33%
- 200 basis points	(0.33)%	0.20%	(0.71)%	0.41%

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us.

Item 1A.	Risk Factors
Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations. There have been no material changes in the procedures by which shareholders may recommend nominees to the Board of Directors during the three months ended March 31, 2016. Please see the discussion of these procedures in the most recent proxy statement forming part of the Registration Statement on Form S-4/A recently filed with the U.S. Securities and Exchange Commission.

Item 6.	Exhibits
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

Date:	May 10, 2016	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date:	May 10, 2016	/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith