Form 10-Q
period 2016-06-30
HOPE BANCORP INC
filed 2016-08-09
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number: 000-50245
______________________________________________
HOPE BANCORP, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	95-4849715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3200 Wilshire Boulevard, Suite 1400, Los Angeles, California	90010
(Address of principal executive offices)	(ZIP Code)
(213) 387-3200
(Registrant’s telephone number, including area code)

BBCN Bancorp, Inc. 3731 Wilshire Blvd, Suite 1000, Los Angeles, CA, 90010
(Former name, former address and formal fiscal year, if changed since last report.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 1, 2016, there were 79,609,361 outstanding shares of the issuer’s common stock, $0.001 par value.

Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks associated with the merger with Wilshire Bancorp, Inc. and failure to successfully integrate and operate the combined banking franchise; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part II, Item 1A. Risk Factors contained herein and Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$96,814	$94,934
Interest bearing deposits in other banks	189,359	203,455
Total cash and cash equivalents	286,173	298,389
Other investments	44,465	47,895
Securities available for sale, at fair value	1,099,944	1,010,556
Loans held for sale, at the lower of cost or fair value	14,323	8,273
Loans receivable (net of allowance for loan losses of $76,425 and $76,408 at June 30, 2016 and December 31, 2015, respectively)	6,507,812	6,171,933
Other real estate owned (“OREO”), net	16,392	21,035
Federal Home Loan Bank (“FHLB”) stock, at cost	18,964	18,964
Premises and equipment (net of accumulated depreciation and amortization of $36,598 and $35,792 at June 30, 2016 and December 31, 2015, respectively)	37,663	34,575
Accrued interest receivable	15,787	15,195
Deferred tax assets, net	51,494	67,004
Customers’ liabilities on acceptances	1,854	1,463
Bank owned life insurance (“BOLI”)	47,562	47,018
Investments in affordable housing partnerships	24,029	25,014
Goodwill	105,401	105,401
Core deposit intangible assets, net	2,395	2,820
Servicing assets	12,193	12,000
Other assets	50,375	25,113
Total assets	$8,336,826	$7,912,648

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,717,045	$1,694,427
Interest bearing:
Money market and NOW accounts	2,176,978	1,983,250
Savings deposits	173,549	187,498
Time deposits of $100,000 or more	1,828,649	1,772,984
Other time deposits	741,301	702,817
Total deposits	6,637,522	6,340,976
FHLB advances	610,398	530,591
Subordinated debentures	42,415	42,327
Accrued interest payable	7,164	6,007
Acceptances outstanding	1,854	1,463
Other liabilities	65,733	53,189
Total liabilities	7,365,086	6,974,553
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at June 30, 2016 and December 31, 2015; issued and outstanding, 79,606,821 and 79,566,356 shares at June 30, 2016 and December 31, 2015, respectively	80	80
Additional paid-in capital	541,688	541,596
Retained earnings	418,998	398,251
Accumulated other comprehensive income (loss), net	10,974	(1,832)
Total stockholders’ equity	971,740	938,095
Total liabilities and stockholders’ equity	$8,336,826	$7,912,648

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$77,086	$71,249	$154,204	$140,888
Interest on securities	5,729	4,203	11,406	8,409
Interest on federal funds sold and other investments	719	1,623	1,385	2,332
Total interest income	83,534	77,075	166,995	151,629
INTEREST EXPENSE:
Interest on deposits	10,352	7,970	20,259	15,724
Interest on FHLB advances	1,686	1,327	3,209	2,624
Interest on other borrowings	432	387	856	767
Total interest expense	12,470	9,684	24,324	19,115
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	71,064	67,391	142,671	132,514
PROVISION FOR LOAN LOSSES	1,200	1,000	1,700	2,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	69,864	66,391	140,971	130,014
NONINTEREST INCOME:
Service fees on deposit accounts	2,902	3,030	5,585	6,092
International service fees	816	1,005	1,591	1,818
Loan servicing fees, net	589	855	1,280	1,575
Wire transfer fees	893	871	1,807	1,633
Other income and fees	2,429	1,558	4,316	3,599
Net gains on sales of SBA loans	3,035	3,119	4,860	6,163
Net gains on sales of other loans	43	45	43	227
Net gains on sales of securities available for sale	—	—	—	424
Total noninterest income	10,707	10,483	19,482	21,531
NONINTEREST EXPENSE:
Salaries and employee benefits	21,757	20,932	43,326	42,113
Occupancy	4,920	4,810	9,737	9,502
Furniture and equipment	2,337	2,323	4,624	4,586
Advertising and marketing	1,402	1,484	2,538	2,875
Data processing and communication	2,129	2,463	4,300	4,812
Professional fees	1,273	1,253	2,356	2,677
FDIC assessments	1,095	909	2,133	2,021
Credit related expenses	911	669	1,332	1,525
OREO expense	133	1,221	1,561	2,398
Merger and integration expense	1,533	26	2,740	78
Other	2,858	2,523	5,750	5,103
Total noninterest expense	40,348	38,613	80,397	77,690
INCOME BEFORE INCOME TAX PROVISION	40,223	38,261	80,056	73,855
INCOME TAX PROVISION	16,833	15,320	33,043	29,556
NET INCOME	$23,390	$22,941	$47,013	$44,299
EARNINGS PER COMMON SHARE
Basic	$0.29	$0.29	$0.59	$0.56
Diluted	$0.29	$0.29	$0.59	$0.56

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$23,390	$22,941	$47,013	$44,299
Other comprehensive income:
Unrealized gains (losses) on securities available for sale and interest only strips	6,603	(8,446)	22,194	(3,191)
Reclassification adjustments for gains realized in income	—	—	—	(424)
Tax expense (benefit)	2,785	(3,583)	9,388	(1,535)
Change in unrealized gains or losses on securities available for sale and interest only strips	3,818	(4,863)	12,806	(2,080)
Total comprehensive income	$27,208	$18,078	$59,819	$42,219

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2015	79,503,552	$79	$541,589	$339,400	$1,705
Issuance of additional shares pursuant to various stock plans	46,851	1	(22)
Tax effect of stock plans			46
Stock-based compensation			628
Issuance of share in exchange for Foster common stock	—		(1,150)
Cash dividends declared on common stock				(15,907)
Comprehensive income:
Net income				44,299
Other comprehensive loss					(2,080)
BALANCE, JUNE 30, 2015	79,550,403	$80	$541,091	$367,792	$(375)

BALANCE, JANUARY 1, 2016	79,566,356	$80	$541,596	$398,251	$(1,832)
Issuance of additional shares pursuant to various stock plans	40,465		(6)
Stock-based compensation			98
Cash dividends declared on common stock				(26,266)
Comprehensive income:
Net income				47,013
Other comprehensive income					12,806
BALANCE, JUNE 30, 2016	79,606,821	$80	$541,688	$418,998	$10,974

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,013	$44,299
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	394	(1,901)
Stock-based compensation expense	98	628
Provision for loan losses	1,700	2,500
Valuation adjustment of OREO	924	631
Change in deferred income taxes, net	6,122	5,666
Proceeds from sales of loans held for sale	71,817	73,890
Originations of loans held for sale	(72,564)	(74,496)
Net gains on sales of SBA and other loans	(4,903)	(6,390)
Additions in servicing assets	(2,087)	(2,189)
Net change in BOLI	(544)	(539)
Loss on disposal of equipment	—	7
Net gains on sales of securities available for sale	—	(424)
Net gains on sales of OREO	145	(183)
Change in accrued interest receivable	(592)	(147)
Change in investments in affordable housing partnership	676	(1,509)
Change in other assets	(24,980)	(9,869)
Change in accrued interest payable	1,157	99
Change in other liabilities	4,097	2,874
Net cash provided by operating activities	28,473	32,947
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(331,713)	(248,001)
Proceeds from sales of securities available for sale	—	22,510
Proceeds from sales of OREO	5,435	6,286
Proceeds from sales of other loans held for sale	—	3,295
Proceeds from sales and disposals of equipment	—	7
Purchase of premises and equipment	(6,587)	(8,121)
Purchase of securities available for sale	(155,411)	(176,184)
Purchases of other investments	—	(21,384)
Purchase of FHLB stock	—	(150)
Redemption of FHLB stock	—	9,360
Proceeds from matured or paid-down securities available for sale and other investments	88,514	69,227
Net cash used in investing activities	(399,762)	(343,155)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	296,589	64,962
Cash dividends paid on Common Stock	(17,510)	(15,907)
Proceeds from FHLB advances	475,000	150,000
Repayment of FHLB advances	(395,000)	(50,000)
Issuance of additional stock pursuant to various stock plans	(6)	(21)
Tax effects of issuance of shares from various stock plans	—	46
Redemption of common stock warrant	—	(1,150)
Net cash provided by financing activities	359,073	147,930
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,216)	(162,278)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	298,389	462,160
CASH AND CASH EQUIVALENTS, END OF PERIOD	$286,173	$299,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$23,167	$19,016
Income taxes paid	$35,701	$29,873
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$2,188	$5,142
Transfer from loans receivable to other loans held for sale	$400	$1,773

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Effective at the close of business on July 29, 2016 (the “Effective Time”), Hope Bancorp, Inc. (previously known as BBCN Bancorp, Inc., the “Company”) completed its previously-announced merger with Wilshire Bancorp, Inc. (“Wilshire”) pursuant to the Agreement and Plan of Merger, dated as of December 7, 2015, by and between the Company and Wilshire (the “Merger Agreement”). At the Effective Time, Wilshire merged with and into the Company, with Company being the surviving corporation (the “Merger”). At the Effective Time, the Company changed its name to “Hope Bancorp, Inc.” and changed its ticker symbol to “HOPE”. This quarterly report on Form 10-Q covers the interim period ended June 30, 2016. Accordingly, the financial information presented herein does not include the balances or operations of Wilshire.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”, previously known as BBCN Bank). As of June 30, 2016, the Bank operated branches in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas, as well as loan production offices in Atlanta, Annandale, Dallas, Denver, Portland, Seattle, and Northern California. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The condensed consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, consisting solely of normal accruals, that in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2016 and the results of operations for the three and six months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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

Recent Accounting Pronouncements:
FASB ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting or Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistently with other licenses of intangible assets. The amendments became effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2015-05 did not have a significant impact on the Company’s financial statements.
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
FASB ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments provide clarity and simplification to the transition guidance from the previously issued ASU 2014-09. ASU 2016-12 provides narrow scope improvements to assessing the collectability criterion, the presentation of sales and other similar taxes, non-cash consideration, contract modifications, completed contracts, and technical corrections. The amendments become effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments become effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

3.	Stock-Based Compensation
The Company has a stock-based incentive plan (the “2007 Plan”). The 2007 Plan, approved by the Company’s stockholders on May 31, 2007, was amended and restated on July 25, 2007 and again on December 1, 2011. The 2007 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees and consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
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
Under the 2007 Plan and 2006 Plan, 2,559,938 shares were available for future grants as of June 30, 2016.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The following is a summary of stock option activity under the 2007 Plan and 2006 Plan for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2016	457,851	$19.29
Granted	30,660	16.12
Expired	(24,585)	19.12
Outstanding - June 30, 2016	463,926	$19.09	2.66	$—
Options exercisable - June 30, 2016	335,266	$20.32	2.66	$—

The following is a summary of restricted stock and performance unit activity under the 2007 Plan and 2006 Plan for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2016	107,049	$13.72
Vested	(46,286)	11.98
Forfeited	(2,163)	10.42
Outstanding - June 30, 2016	58,600	$15.21

The total fair value of restricted performance units vested for the six months ended June 30, 2016 and 2015 was $675 thousand and $725 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $76 thousand and $420 thousand for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, $98 thousand and $628 thousand, respectively, of stock-based payment arrangements were charged against income.
The income tax benefit recognized was $32 thousand and $168 thousand for the three months ended June 30, 2016 and 2015, respectively, and the amount recognized was $40 thousand and $251 thousand for the six months ended June 30, 2016 and 2015, respectively.
At June 30, 2016, the unrecognized compensation expense related to non-vested stock option grants was $365 thousand which is expected to be recognized over a weighted average vesting period of 2.83 years. At June 30, 2016, the unrecognized compensation expense related to non-vested restricted units and performance units was $776 thousand which is expected to be recognized over a weighted average vesting period of 2.86 years.

4.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended June 30, 2016, stock options and restricted shares awards for 451,670 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. For the six months ended June 30, 2016, stock options and restricted share awards for 445,113 shares were excluded in computing diluted earnings per share because they were anti-dilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 19,552 shares and 19,013 shares of common stock were antidilutive and excluded for the three and six months ended June 30, 2016 and 2015, respectively.
The following tables show the computation of basic and diluted EPS for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016			2015
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$23,390	79,604,673	$0.29	$22,941	79,549,097	$0.29
Effect of dilutive securities:
Stock options and restricted stock		30,089			20,778
Common stock warrants		—			38,530
Diluted EPS - common stock	$23,390	79,634,762	$0.29	$22,941	79,608,405	$0.29

	Six Months Ended June 30,
	2016			2015
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$47,013	79,595,599	$0.59	$44,299	79,539,789	$0.56
Effect of Dilutive Securities:
Stock Options and Performance Units		30,074			24,155
Common stock warrants		—			46,712
Diluted EPS - common stock	$47,013	79,625,673	$0.59	$44,299	79,610,656	$0.56

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$524,406	$7,259	$(185)	$531,480
Mortgage-backed securities	494,930	10,266	(186)	505,010
Trust preferred securities	4,553	—	(840)	3,713
Municipal bonds	43,895	2,307	(2)	46,200
Total debt securities	1,067,784	19,832	(1,213)	1,086,403
Mutual funds	13,425	116	—	13,541
	$1,081,209	$19,948	$(1,213)	$1,099,944

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$454,096	$839	$(4,955)	$449,980
Mortgage-backed securities	497,889	3,003	(2,845)	498,047
Trust preferred securities	4,545	—	(796)	3,749
Municipal bonds	44,105	1,406	—	45,511
Total debt securities	1,000,635	5,248	(8,596)	997,287
Mutual funds	13,425	—	(156)	13,269
	$1,014,060	$5,248	$(8,752)	$1,010,556

As of June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
For the three months ended June 30, 2016 and 2015, $6.6 million of unrealized gains and $8.4 million of unrealized losses, respectively, were included in accumulated other comprehensive income (loss). For the six months ended June 30, 2016 and 2015, $22.2 million of unrealized gains and $3.2 million of unrealized losses, respectively, were included in accumulated other comprehensive income (loss). There were no gains or losses reclassified out of accumulated other comprehensive income (loss) for the three months ended June 30, 2016 and 2015. A total of $0 and $424 thousand of net gains on sales of securities were reclassified out of accumulated other comprehensive income (loss) into earnings for the six months ended June 30, 2016 and 2015, respectively.
The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Proceeds	$—	$—	$—	$22,510
Gross gains	—	—	—	437
Gross losses	—	—	—	(13)

The amortized cost and estimated fair value of investment securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,306	2,477
Due after five years through ten years	29,010	30,423
Due after ten years	17,132	17,014
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	524,406	531,479
Mortgage-backed securities	494,930	505,010
Mutual funds	13,425	13,541
	$1,081,209	$1,099,944

Securities with carrying values of approximately $380.6 million and $359.6 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following tables show our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of June 30, 2016
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	1	$15,337	$(44)	4	$41,563	$(141)	5	$56,900	$(185)
Mortgage-backed securities*	4	7,747	(46)	4	30,313	(140)	8	38,060	(186)
Trust preferred securities	—	—	—	1	3,713	(840)	1	3,713	(840)
Municipal bonds	1	535	(2)	—	—	—	1	535	(2)
Mutual funds	—	—	—	—	—	—	—	—	—
	6	$23,619	$(92)	9	$75,589	$(1,121)	15	$99,208	$(1,213)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2015
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	31	$300,202	$(2,611)	8	$70,857	$(2,344)	39	$371,059	$(4,955)
Mortgage-backed securities*	28	247,160	(1,487)	3	27,947	(1,358)	31	275,107	(2,845)
Trust Preferred securities	—	—	—	1	3,750	(796)	1	3,750	(796)
Municipal bonds	1	127	—	—	—	—	1	127	—
Mutual funds	1	13,269	(156)	—	—	—	1	13,269	(156)
	61	$560,758	$(4,254)	12	$102,554	$(4,498)	73	$663,312	$(8,752)
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
The Company has certain collateralized mortgage obligations, mortgage-backed securities and trust preferred securities that were in a continuous unrealized loss position for twelve months or longer as of June 30, 2016. The trust preferred securities at June 30, 2016 had an amortized cost of $4.6 million and an unrealized loss of $840 thousand at June 30, 2016. The trust preferred securities are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the obligor. The collateralized mortgage obligations and mortgage-backed securities in a continuous loss position for twelve months or longer had an unrealized loss of $141 thousand and $140 thousand, respectively at June 30, 2016. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at June 30, 2016.
The Company considers the losses on the investments in unrealized loss positions at June 30, 2016 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

6.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	June 30, 2016	December 31, 2015
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$39,403	$33,797
Commercial & industrial	5,158,900	4,912,655
Construction	132,712	123,030
Total real estate loans	5,331,015	5,069,482
Commercial business	1,027,194	980,153
Trade finance	84,025	99,163
Consumer and other	145,182	102,573
Total loans outstanding	6,587,416	6,251,371
Less: deferred loan fees	(3,179)	(3,030)
Loans receivable	6,584,237	6,248,341
Less: allowance for loan losses	(76,425)	(76,408)
Loans receivable, net of allowance for loan losses	$6,507,812	$6,171,933

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
The following table presents changes in the accretable discount on the ACILs for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$22,097	$22,645	$23,777	$24,051
Additions due to acquisitions during the period	—	—	—	—
Accretion	(2,474)	(3,096)	(5,503)	(6,232)
Changes in expected cash flows	527	1,840	1,876	3,570
Balance at end of period	$20,150	$21,389	$20,150	$21,389
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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2016
Balance, beginning of period	$42,115	$19,048	$2,085	$768	$12,626	$154	$—	$60	$76,856
Provision (credit) for loan losses	1,375	(798)	364	123	187	(42)	—	(9)	1,200
Loans charged off	—	(2,005)	—	(50)	(207)	(33)	—	—	(2,295)
Recoveries of charge offs	176	331	—	85	1	69	—	2	664
Balance, end of period	$43,666	$16,576	$2,449	$926	$12,607	$148	$—	$53	$76,425
Six Months Ended June 30, 2016
Balance, beginning of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
Provision (credit) for loan losses	157	2,349	(1,143)	399	105	(154)	—	(13)	1,700
Loans charged off	(19)	(2,626)	—	(115)	(323)	(33)	—	—	(3,116)
Recoveries of charge offs	699	521	—	86	2	121	—	4	1,433
Balance, end of period	$43,666	$16,576	$2,449	$926	$12,607	$148	$—	$53	$76,425

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2015
Balance, beginning of period	$35,772	$16,168	$3,041	$416	$13,724	$422	$—	$51	$69,594
Provision (credit) for loan losses	1,224	(751)	(522)	521	280	240	—	8	1,000
Loans charged off	(61)	(448)	(759)	—	(13)	(170)	—	—	(1,451)
Recoveries of charge offs	61	809	—	92	—	8	—	5	975
Balance, end of period	$36,996	$15,778	$1,760	$1,029	$13,991	$500	$—	$64	$70,118
Six Months Ended June 30, 2015
Balance, beginning of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758
Provision (credit) for loan losses	(2,398)	(773)	(709)	523	5,590	262	—	5	2,500
Loans charged off	(242)	(899)	(987)	(15)	(172)	(257)	—	(4)	(2,576)
Recoveries of charge offs	861	1,464	—	94	—	10	—	7	2,436
Balance, end of period	$36,996	$15,778	$1,760	$1,029	$13,991	$500	$—	$64	$70,118

The following tables disaggregate the allowance for loan losses and the loans outstanding by impairment methodology at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,896	$5,052	$1,522	$69	$100	$95	$—	$—	$8,734
Collectively evaluated for impairment	41,770	11,524	927	857	558	53	—	53	55,742
ACILs	—	—	—	—	11,949	—	—	—	11,949
Total	$43,666	$16,576	$2,449	$926	$12,607	$148	$—	$53	$76,425

Loans outstanding:
Individually evaluated for impairment	$60,744	$48,800	$8,942	$769	$15,754	$1,100	$—	$446	$136,555
Collectively evaluated for impairment	5,051,436	946,106	75,083	107,537	138,260	14,028	—	18,615	6,351,065
ACILs	—	—	—	—	64,821	17,160	—	17,815	99,796
Total	$5,112,180	$994,906	$84,025	$108,306	$218,835	$32,288	$—	$36,876	$6,587,416

	December 31, 2015
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,663	$4,188	$2,603	$—	$225	$128	$—	$—	$8,807
Collectively evaluated for impairment	41,166	12,144	989	556	616	86	—	62	55,619
ACILs	—	—	—	—	11,982	—	—	—	11,982
Total	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408

Loans outstanding:
Individually evaluated for impairment	$63,376	$40,352	$12,548	$812	$19,109	$1,235	$—	$658	$138,090
Collectively evaluated for impairment	4,717,300	896,041	86,615	60,570	200,753	22,660	—	20,533	6,004,472
ACILs	—	—	—	—	68,944	19,865	—	20,000	108,809
Total	$4,780,676	$936,393	$99,163	$61,382	$288,806	$43,760	$—	$41,191	$6,251,371

As of June 30, 2016 and December 31, 2015, the liability for unfunded commitments was $1.5 million and $2.0 million, respectively. For the three months ended June 30, 2016 and 2015, the recognized credit for losses related to unfunded commitments was $109 thousand and $95 thousand, respectively. For the six months ended June 30, 2016 and 2015, the recognized benefit provision for credit losses related to unfunded commitments was $461 thousand and $146 thousand, respectively.

The recorded investment in individually impaired loans was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
With allocated allowance
Without charge off	$65,372	$77,922
With charge off	260	155
With no allocated allowance
Without charge off	67,169	57,585
With charge off	3,754	2,428
Allowance on impaired loans	(8,734)	(8,807)
Impaired loans, net of allowance	$127,821	$129,283

The following tables detail impaired loans (Legacy and APLs that became impaired subsequent to being acquired) as of June 30, 2016 and December 31, 2015, for the three and six months ended June 30, 2016 and 2015, and for the year ended December 31, 2015. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of June 30, 2016			For the Six Months Ended June 30, 2016		For the Three Months Ended June 30, 2016
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,419	1,562	73	1,614	—	1,486	—
Hotel & motel	1,324	1,324	125	3,515	32	2,925	16
Gas station & car wash	1,058	1,067	311	1,052	19	794	9
Mixed use	209	735	5	445	3	386	2
Industrial & warehouse	547	547	—	555	12	552	6
Other	24,191	24,437	1,481	24,372	550	24,257	274
Real estate—construction	—	—	—	—	—	—	—
Commercial business	31,697	32,396	5,148	34,393	481	35,826	271
Trade finance	4,491	4,509	1,522	8,373	57	6,286	16
Consumer and other	696	696	69	317	17	408	10
	$65,632	$67,273	$8,734	$74,636	$1,171	$72,920	$604
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	9,152	9,813	—	10,454	160	10,029	79
Hotel & motel	9,738	13,782	—	8,479	98	8,922	49
Gas station & car wash	4,960	8,861	—	4,763	50	5,268	25
Mixed use	2,316	2,576	—	2,348	24	2,331	12
Industrial & warehouse	11,106	12,585	—	10,294	179	10,957	89
Other	9,178	10,553	—	11,534	85	10,676	43
Real estate—construction	1,300	1,441	—	1,337	—	1,321	—
Commercial business	18,203	21,152	—	12,034	281	13,022	140
Trade finance	4,451	4,451	—	1,484	109	2,225	56
Consumer and other	519	576	—	991	1	820	—
	$70,923	$85,790	$—	$63,718	$987	$65,571	$493
Total	$136,555	$153,063	$8,734	$138,354	$2,158	$138,491	$1,097

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Six Months Ended June 30, 2015		For the Three Months Ended June 30, 2015
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	4,411	88	4,165	44
Hotel & motel	12,134	258	11,500	129
Gas station & car wash	1,479	29	1,266	15
Mixed use	481	—	481	—
Industrial & warehouse	4,489	84	5,678	42
Other	8,823	176	8,344	88
Real estate—construction	—	—	—	—
Commercial business	32,453	579	30,030	286
Trade finance	4,678	108	4,990	54
Consumer and other	209	—	314	—
	$69,157	$1,322	$66,768	$658
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	10,260	167	9,536	84
Hotel & motel	6,122	7	6,187	3
Gas station & car wash	3,391	22	3,739	11
Mixed use	2,356	21	2,740	10
Industrial & warehouse	11,033	154	9,362	77
Other	8,730	77	9,554	40
Real estate—construction	1,000	—	740	—
Commercial business	8,104	81	9,502	41
Trade finance	1,643	—	1,524	—
Consumer and other	1,064	13	1,066	7
	$53,703	$542	$53,950	$273
Total	$122,860	$1,864	$120,718	$931

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of June 30, 2016			For the Six Months Ended June 30, 2016		For the Three Months Ended June 30, 2016
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,037	1,140	65	1,125	—	1,103	—
Hotel & motel	—	—	—	—	—	—	—
Gas station & car wash	—	—	—	339	—	—	—
Mixed use	139	139	2	375	3	316	2
Industrial & warehouse	—	—	—	—	—	—	—
Other	346	350	33	318	9	324	4
Real estate—construction	—	—	—	—	—	—	—
Commercial business	426	489	96	526	6	506	3
Trade finance	—	—	—	—	—	—	—
Consumer and other	159	159	—	53	4	80	2
	$2,107	$2,277	$196	$2,736	$22	$2,329	$11
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,483	2,638	—	2,542	52	2,491	26
Hotel & motel	5,055	7,335	—	6,273	7	5,903	3
Gas station & car wash	1,592	1,836	—	1,458	50	1,593	25
Mixed use	271	282	—	272	5	271	3
Industrial & warehouse	1,085	1,325	—	1,103	5	1,090	2
Other	3,746	4,575	—	3,799	26	3,761	13
Real estate—construction	—	—	—	—	—	—	—
Commercial business	674	981	—	673	17	675	8
Trade finance	—	—	—	—	—	—	—
Consumer and other	286	335	—	467	1	371	—
	$15,192	$19,307	$—	$16,587	$163	$16,155	$80
Total	$17,299	$21,584	$196	$19,323	$185	$18,484	$91

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Six Months Ended June 30, 2015		For the Three Months Ended June 30, 2015
Impaired APLs	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	2,278	74	2,591	37
Hotel & motel	—	—	—	—
Gas station & car wash	1,398	29	1,215	15
Mixed use	352	—	352	—
Industrial & warehouse	120	—	180	—
Other	1,123	8	803	4
Real estate—construction	—	—	—	—
Commercial business	721	9	697	4
Trade finance	—	—	—	—
Consumer and other	1	—	1	—
	$5,993	$120	$5,839	$60
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	2,037	7	1,476	3
Hotel & motel	5,613	7	5,624	3
Gas station & car wash	347	—	516	—
Mixed use	167	2	251	1
Industrial & warehouse	1,362	2	1,174	1
Other	4,287	21	4,426	10
Real estate—construction	—	—	—	—
Commercial business	982	33	968	17
Trade finance	—	—	—	—
Consumer and other	606	4	611	2
	$15,401	$76	$15,046	$37
Total	$21,394	$196	$20,885	$97

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2015			For the Year Ended December 31, 2015
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,871	1,984	230	3,388	—
Hotel & motel	4,697	4,707	158	10,512	230
Gas station & car wash	1,569	1,625	47	1,542	59
Mixed use	564	1,087	13	498	9
Industrial & warehouse	563	563	—	3,686	25
Other	24,603	24,851	1,440	12,585	1,110
Real estate—construction	—	—	—	—	—
Commercial business	31,527	31,832	4,316	31,790	998
Trade finance	12,548	12,548	2,603	6,209	527
Consumer and other	135	135	—	153	7
	$78,077	$79,332	$8,807	$70,363	$2,965
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	11,305	12,051	—	10,779	464
Hotel & motel	7,592	10,180	—	6,455	93
Gas station & car wash	3,754	6,435	—	3,685	107
Mixed use	2,382	2,604	—	2,375	51
Industrial & warehouse	8,967	10,608	—	10,186	254
Other	13,250	14,234	—	9,355	362
Real estate—construction	1,369	1,470	—	1,153	—
Commercial business	10,059	12,063	—	8,722	345
Trade finance	—	—	—	986	—
Consumer and other	1,335	1,431	—	1,177	26
	$60,013	$71,076	$—	$54,873	$1,702
Total	$138,090	$150,408	$8,807	$125,236	$4,667

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2015			For the Year Ended December 31, 2015
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,171	1,173	197	1,835	—
Hotel & motel	—	—	—	—	—
Gas station & car wash	1,017	1,062	6	1,246	59
Mixed use	494	491	5	380	9
Industrial & warehouse	—	—	—	72	—
Other	306	306	17	797	16
Real estate—construction	—	—	—	—	—
Commercial business	566	645	128	671	15
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$3,554	$3,677	$353	$5,001	$99
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,642	2,756	—	2,301	105
Hotel & motel	7,014	9,303	—	5,889	73
Gas station & car wash	1,188	1,299	—	651	64
Mixed use	273	282	—	210	13
Industrial & warehouse	1,127	1,298	—	1,275	9
Other	3,876	4,615	—	4,162	53
Real estate—construction	—	—	—	—	—
Commercial business	668	1,039	—	892	55
Trade finance	—	—	—	—	—
Consumer and other	658	748	—	629	7
	$17,446	$21,340	$—	$16,009	$379
Total	$21,000	$25,017	$353	$21,010	$478

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

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

The following tables present the aging of past due loans as of June 30, 2016 and December 31, 2015 by class of loans:

	As of June 30, 2016
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	449	427	—	876	2,460	3,336
Hotel & motel	—	—	—	—	1,118	1,118
Gas station & car wash	—	—	—	—	3,591	3,591
Mixed use	—	—	—	—	1,352	1,352
Industrial & warehouse	107	—	—	107	2,178	2,285
Other	220	844	—	1,064	3,035	4,099
Real estate—construction	—	—	—	—	1,300	1,300
Commercial business	1,974	126	—	2,100	12,992	15,092
Trade finance	29	—	29	58	2,886	2,944
Consumer and other	141	30	118	289	356	645
Subtotal	$2,920	$1,427	$147	$4,494	$31,268	$35,762
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,220	—	—	1,220	1,850	3,070
Hotel & motel	—	—	—	—	4,785	4,785
Gas station & car wash	1,009	—	—	1,009	—	1,009
Mixed use	—	—	—	—	62	62
Industrial & warehouse	—	—	—	—	950	950
Other	328	—	—	328	2,625	2,953
Real estate—construction	—	—	—	—	—	—
Commercial business	178	32	—	210	393	603
Trade finance	—	—	—	—	—	—
Consumer and other	—	313	—	313	465	778
Subtotal	$2,735	$345	$—	$3,080	$11,130	$14,210
TOTAL	$5,655	$1,772	$147	$7,574	$42,398	$49,972

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.5 million.

	As of December 31, 2015
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	574	—	—	574	2,383	2,957
Hotel & motel	854	—	—	854	318	1,172
Gas station & car wash	—	640	330	970	2,418	3,388
Mixed use	—	—	—	—	1,407	1,407
Industrial & warehouse	—	110	—	110	2,275	2,385
Other	—	—	—	—	2,930	2,930
Real estate—construction	—	—	—	—	1,369	1,369
Commercial business	905	770	—	1,675	13,393	15,068
Trade finance	—	—	—	—	1,731	1,731
Consumer and other	770	158	45	973	245	1,218
Subtotal	$3,103	$1,678	$375	$5,156	$28,469	$33,625
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,572	—	—	2,572	2,113	4,685
Hotel & motel	—	—	—	—	5,072	5,072
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	415	415
Industrial & warehouse	—	—	—	—	990	990
Other	—	—	—	—	2,684	2,684
Real estate—construction	—	—	—	—	—	—
Commercial business	310	39	—	349	476	825
Trade finance	—	—	—	—	—	—
Consumer and other	287	—	—	287	582	869
Subtotal	$3,169	$39	$—	$3,208	$12,332	$15,540
TOTAL	$6,272	$1,717	$375	$8,364	$40,801	$49,165

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $18.7 million.

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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of June 30, 2016 and December 31, 2015 by class of loans:

	As of June 30, 2016
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$38,400	$459	$—	$—	$38,859
Real estate—commercial
Retail	1,262,782	11,126	12,769	—	1,286,677
Hotel & motel	1,110,109	6,900	7,320	—	1,124,329
Gas station & car wash	641,800	5,785	3,591	—	651,176
Mixed use	352,364	1,174	1,518	—	355,056
Industrial & warehouse	484,995	9,455	14,759	—	509,209
Other	960,608	23,423	30,131	—	1,014,162
Real estate—construction	120,196	11,216	1,300	—	132,712
Commercial business	939,420	8,792	46,586	108	994,906
Trade finance	71,552	2,454	10,019	—	84,025
Consumer and other	107,274	139	893	—	108,306
Subtotal	$6,089,500	$80,923	$128,886	$108	$6,299,417
Acquired Loans:
Real estate—residential	$269	$276	$—	$—	$545
Real estate—commercial
Retail	58,180	6,608	11,712	—	76,500
Hotel & motel	13,930	2,404	13,370	—	29,704
Gas station & car wash	21,123	353	5,977	—	27,453
Mixed use	13,642	6,299	3,410	8	23,359
Industrial & warehouse	23,337	953	3,929	358	28,577
Other	23,115	363	9,219	—	32,697
Real estate—construction	—	—	—	—	—
Commercial business	17,934	797	13,471	86	32,288
Trade finance	—	—	—	—	—
Consumer and other	27,160	1,394	6,172	2,150	36,876
Subtotal	$198,690	$19,447	$67,260	$2,602	$287,999
Total	$6,288,190	$100,370	$196,146	$2,710	$6,587,416

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$32,543	$465	$—	$—	$33,008
Real estate—commercial
Retail	1,168,844	25,686	14,838	—	1,209,368
Hotel & motel	1,009,493	789	5,937	—	1,016,219
Gas station & car wash	610,749	6,192	3,758	—	620,699
Mixed use	326,902	1,191	2,610	—	330,703
Industrial & warehouse	461,938	10,099	11,966	—	484,003
Other	913,304	15,805	34,537	—	963,646
Real estate—construction	121,661	—	1,369	—	123,030
Commercial business	875,989	21,886	38,505	13	936,393
Trade finance	82,797	3,818	12,548	—	99,163
Consumer and other	60,549	14	812	7	61,382
Subtotal	$5,664,769	$85,945	$126,880	$20	$5,877,614
Acquired Loans:
Real estate—residential	$508	$281	$—	$—	$789
Real estate—commercial
Retail	91,076	2,364	14,926	—	108,366
Hotel & motel	21,306	4,339	13,835	—	39,480
Gas station & car wash	22,231	356	6,548	—	29,135
Mixed use	14,195	6,382	3,762	—	24,339
Industrial & warehouse	31,606	1,361	4,708	378	38,053
Other	38,311	366	9,967	—	48,644
Real estate—construction	—	—	—	—	—
Commercial business	27,413	1,149	14,835	363	43,760
Trade finance	—	—	—	—	—
Consumer and other	32,194	1,643	5,901	1,453	41,191
Subtotal	$278,840	$18,241	$74,482	$2,194	$373,757
Total	$5,943,609	$104,186	$201,362	$2,214	$6,251,371

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reclassification to held for sale	(In thousands)
Real estate - Commercial	$—	$235	$—	$685
Real estate - Construction	—	—	—	—
Commercial Business	—	—	—	—
Consumer	—	1,088	400	1,088
Total	$—	$1,323	$400	$1,773

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
The following table presents loans by portfolio segment and impairment method at June 30, 2016 and December 31, 2015:

	As of June 30, 2016
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$75,198	$1,300	$49,900	$8,942	$1,215	$136,555
Specific allowance	$—	$1,995	$—	$5,148	$1,522	$69	$8,734
Loss coverage ratio	N/A	2.7%	0.0%	10.3%	17.0%	5.7%	6.4%
Non-impaired loans	$39,403	$5,083,702	$131,412	$977,294	$75,083	$143,967	$6,450,861
General allowance	$136	$52,983	$1,159	$11,576	$927	$910	$67,691
Loss coverage ratio	0.3%	1.0%	0.9%	1.2%	1.2%	0.6%	1.0%
Total loans	$39,403	$5,158,900	$132,712	$1,027,194	$84,025	$145,182	$6,587,416
Total allowance for loan losses	$136	$54,978	$1,159	$16,724	$2,449	$979	$76,425
Loss coverage ratio	0.3%	1.1%	0.9%	1.6%	2.9%	0.7%	1.2%

	As of December 31, 2015
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$81,117	$1,369	$41,586	$12,548	$1,470	$138,090
Specific allowance	$—	$1,888	$—	$4,316	$2,603	$—	$8,807
Loss coverage ratio	N/A	2.3%	0.0%	10.4%	20.7%	0.0%	6.4%
Non-impaired loans	$33,797	$4,831,538	$121,661	$938,567	$86,615	$101,103	$6,113,281
General allowance	$230	$52,617	$917	$12,231	$989	$617	$67,601
Loss coverage ratio	0.7%	1.1%	0.8%	1.3%	1.1%	0.6%	1.1%
Total loans	$33,797	$4,912,655	$123,030	$980,153	$99,163	$102,573	$6,251,371
Total allowance for loan losses	$230	$54,505	$917	$16,547	$3,592	$617	$76,408
Loss coverage ratio	0.7%	1.1%	0.7%	1.7%	3.6%	0.6%	1.2%

Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At June 30, 2016, total modified loans were $75.9 million, compared to $72.2 million at December 31, 2015. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual status by type of concession as of June 30, 2016 and December 31, 2015 is presented below:

	As of June 30, 2016
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$11,386	$39	$—	$11,425	$3,689	$1,812	$—	$5,501	$16,926
Maturity / amortization concession	3,477	20,659	6,632	30,768	1,952	7,847	3,217	13,016	43,784
Rate concession	6,650	1,847	147	8,644	5,920	431	160	6,511	15,155
Principal forgiveness	—	—	—	—	—	—		—	—
	$21,513	$22,545	$6,779	$50,837	$11,561	$10,090	$3,377	$25,028	$75,865

	As of December 31, 2015
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$11,604	$375	$—	$11,979	$3,891	$2,410	$—	$6,301	$18,280
Maturity / amortization concession	4,009	18,192	5,311	27,512	1,583	6,818	2,297	10,698	38,210
Rate concession	7,215	1,278	—	8,493	6,445	641	166	7,252	15,745
Principal forgiveness	—	—	—	—	—	—	—	—	—
	$22,828	$19,845	$5,311	$47,984	$11,919	$9,869	$2,463	$24,251	$72,235
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at June 30, 2016 were comprised of 22 commercial real estate loans totaling $21.5 million, 24 commercial business loans totaling $22.5 million, and 7 other loans totaling $6.8 million. TDRs on accrual status at December 31, 2015 were comprised of 24 commercial real estate loans totaling $22.8 million, 28 commercial business loans totaling $19.8 million and 4 consumer and other loans totaling $5.3 million.  The Company expects that the TDRs on accrual status as of June 30, 2016, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $7.4 million and $5.7 million of specific reserves to TDRs as of June 30, 2016 and December 31, 2015, respectively.
The following table presents loans by class modified as TDRs that occurred during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	$—	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Commercial business	2	113	114	8	11,201	7,755
Trade finance	—	—	—	1	2,199	1,458
Consumer and other	1	—	111	1	—	111
Subtotal	3	$113	$225	10	$13,400	$9,324
Acquired Loans:
Real estate—commercial
Retail	—	$—	$—	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	1	30	27
Subtotal	—	$—	$—	1	$30	$27
Total	3	$113	$225	11	$13,430	$9,351
The specific reserves for the TDRs that occurred during the three and six months ended June 30, 2016 totaled $69 thousand and $2.7 million, respectively, and there were no charge offs for the three and six months ended June 30, 2016, respectively.

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	1	$489	1	$489
Gas station & car wash	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	8	5,210	8	5,210
Trade finance	1	2,886	1	2,886
Consumer and other	—	—	—	—
Subtotal	10	$8,585	10	$8,585
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Gas station & car wash	—	—	—	—
Hotel & motel	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	—	—	—	—
Trade finance	—	—	—	—
Consumer and other	1	27	1	27
Subtotal	1	$27	1	$27
	11	$8,612	11	$8,612
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of June 30, 2016, the specific reserves totaled $2.5 million and $2.5 million for the TDRs that had payment defaults during the three and six months ended June 30, 2016. The total charge offs for the TDRs that had payment defaults during the three and six months ended June 30, 2016 were $30 thousand and $30 thousand, respectively.
There were ten Legacy Loans that subsequently defaulted during the three and six months ended June 30, 2016 that were modified as follows: four Commercial Business loans totaling $496 thousand were modified through payment concessions, four Commercial Business loans totaling $4.7 million were modified through maturity concessions, one Commercial Real Estate loan totaling $489 thousand was modified through maturity concession, and one Trade Finance loan totaling $2.9 million was modified through maturity concession.
There was one Acquired Loan totaling $27 thousand that defaulted during the three and six months ended June 30, 2016 that was modified through maturity concession.

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
Covered nonperforming assets totaled $2.2 million and $1.3 million at June 30, 2016 and December 31, 2015, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Covered loans on nonaccrual status	$1,252	$1,118
Covered OREO	915	220
Total covered nonperforming assets	$2,167	$1,338

Acquired covered loans	$20,813	$22,989
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of June 30, 2016 and December 31, 2015, and the outstanding principal balance as of June 30, 2016 and December 31, 2015 was $3.7 million and $3.8 million, respectively.

7.	Borrowings
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $2.51 billion at June 30, 2016 and $2.36 billion at December 31, 2015. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At June 30, 2016 and December 31, 2015, real estate secured loans with a carrying amount of approximately $3.33 billion and $3.13 billion, respectively, were pledged as collateral for borrowings from the FHLB. At June 30, 2016 and December 31, 2015, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.
At June 30, 2016 and December 31, 2015, FHLB advances were $610.4 million and $530.6 million, respectively, had a weighted average interest rate of 1.28% and 1.15%, respectively, and had various maturities through June 2021. At June 30, 2016 and December 31, 2015, $20.4 million and $20.6 million, respectively, of the advances were putable advances with various putable dates and strike prices. The stated rate of FHLB advances as of June 30, 2016 ranged between 0.41% and 3.67%. At June 30, 2016, the Company had a remaining borrowing capacity of $1.90 billion.
At June 30, 2016, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$145,000	$165,398
Due after one year through five years	465,398	445,000
	$610,398	$610,398

In addition, as a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At June 30, 2016, the outstanding principal balance of the qualifying loans was $735.4 million, and the collateral value of investment securities was $924 thousand. There were no borrowings outstanding against this line as of June 30, 2016 and December 31, 2015.

8.	Subordinated Debentures
At June 30, 2016, the Company had five wholly owned subsidiary grantor trusts that had issued $46 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Hope Bancorp. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at June 30, 2016:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	3.80%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.48%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.61%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	2.30%	6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,547	Variable	3.48%	1/7/2034
TOTAL ISSUANCE		$46,000	$42,415

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million and $1.5 million at June 30, 2016 and December 31, 2015, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.

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

At June 30, 2016, the following interest rate swaps related to our loan hedging program were outstanding:

As of June 30, 2016
Interest rate swaps on loans with loan customers
Notional amount (in thousands)	$152,505
Weighted average remaining term	7.5 years
Received fixed rate (weighted average)	4.37%
Pay variable rate (weighted average)	2.87%
Estimated fair value (in thousands)	$9,092
Back to back interest rate swaps with correspondent banks
Notional amount (in thousands)	$152,505
Weighted average remaining term	7.5 years
Received variable rate (weighted average)	2.87%
Pay fixed rate (weighted average)	4.37%
Estimated fair value (in thousands)	$(9,092)

10.	Intangible Assets
The carrying amount of the Company’s goodwill as of June 30, 2016 and December 31, 2015 was $105.4 million. There was no impairment of goodwill during the three and six months ended June 30, 2016 and 2015.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $212 thousand and $267 thousand for the three months ended June 30, 2016 and 2015, respectively. The amortization expense related to core deposit intangible assets totaled $425 thousand and $534 thousand for the six months ended June 30, 2016 and 2015. The following table provides information regarding the core deposit intangibles at June 30, 2016:

		As of June 30, 2016
	Amortization period	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(3,471)
Core deposit—PIB acquisition	7 years	603	(423)
Core deposit—Foster acquisition	10 years	2,763	(1,177)
Total		$7,466	$(5,071)

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
The changes in servicing assets for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$11,856	$10,529	$12,000	$10,341
Additions through originations of servicing assets	1,309	1,144	2,087	2,189
Amortization	(972)	(738)	(1,894)	(1,595)
Balance at end of period	$12,193	$10,935	$12,193	$10,935

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at June 30, 2016 and December 31, 2015 are presented below.

	June 30, 2016	December 31, 2015
	Range	Range
Weighted-average discount rate	5.55% ~ 6.01%	5.32% ~ 5.92%
Constant prepayment rate	7.40% ~ 11.90%	7.00% ~11.90%

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $1.8 million and $1.8 million at June 30, 2016 and December 31, 2015, respectively, that relate primarily to uncertainties in California enterprise zone loan interest deductions.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $329 thousand in the next twelve months.
The statute of limitations for the assessment of income taxes related to the consolidated Federal income tax returns is closed for all tax years up to and including 2011. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2009, 2010, 2012, and 2013 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments. The Company recognizes interest and penalties related to income tax matters in income tax expense.  The Company recorded approximately $188 thousand and $154 thousand for accrued interest and penalties at June 30, 2016 and December 31, 2015, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2016.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$531,480	$—	$531,480	$—
GSE mortgage-backed securities	505,010	—	505,010	—
Trust preferred securities	3,713	—	3,713	—
Municipal bonds	46,200	—	44,966	1,234
Mutual funds	13,541	13,541	—	—
Interest rate swaps	9,092	—	9,092	—

Liabilities:
Interest rate swaps	9,092	—	9,092	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$449,980	$—	$449,980	$—
GSE mortgage-backed securities	498,047	—	498,047	—
Trust preferred securities	3,749	—	3,749	—
Municipal bonds	45,511	—	44,345	1,166
Mutual funds	13,269	13,269	—	—
Interest rate swaps	2,680	—	2,680	—

Liabilities:
Interest rate swaps	2,680	—	2,680	—

There were no transfers between Level 1, 2 and 3 during the three and six months ended June 30, 2016 and 2015. There were no gains or losses recognized in earnings during the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, there were $0 and $424 thousand in gains recorded in earnings, respectively.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Beginning Balance, January 1	$1,166	$1,178
Total gains or (losses) included in other comprehensive income	68	(32)
Ending Balance, June 30	$1,234	$1,146

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$39,661	$—	$—	$39,661
Commercial business	16,230	—	—	16,230
Trade finance	4,451	—	—	4,451
Consumer	161	—	—	161
Loans held for sale, net	307	—	307	—
OREO	6,964	—	—	6,964

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,251	$—	$—	$18,251
Commercial business	9,366	—	—	9,366
Trade Finance	15,540	—	—	15,540
Consumer	391	—	—	391
Loans held for sale, net	348	—	348	—
OREO	18,308	—	—	18,308

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(58)	$(89)	$251	$445
Commercial business	(176)	1,650	(2,848)	2,924
Trade Finance	(215)	315	1,081	5
Consumer	(32)	712	(94)	700
Loans held for sale, net	43	45	43	227
OREO	(668)	325	(1,245)	814

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$286,173	$286,173	Level 1
Other investments	44,465	44,579	Level 3
Loans held for sale	14,323	15,039	Level 2
Loans receivable—net	6,507,812	6,879,182	Level 3
Customers’ liabilities on acceptances	1,854	1,854	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,717,045	$1,717,045	Level 2
Saving and other interest bearing demand deposits	2,350,527	2,350,527	Level 2
Time deposits	2,569,950	2,574,647	Level 2
FHLB advances	610,398	618,831	Level 2
Subordinated debentures	42,415	44,100	Level 2
Bank’s liabilities on acceptances outstanding	1,854	1,854	Level 2
	December 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$298,389	$298,389	Level 1
Other investments	47,895	47,919	Level 3
Loans held for sale	8,273	8,669	Level 2
Loans receivable—net	6,171,933	6,559,838	Level 3
Customers’ liabilities on acceptances	1,463	1,463	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,694,427	$1,694,427	Level 2
Saving and other interest bearing demand deposits	2,170,748	2,170,748	Level 2
Time deposits	2,475,801	2,478,858	Level 2
FHLB advances	530,591	532,137	Level 2
Subordinated debentures	42,327	44,084	Level 2
Bank’s liabilities on acceptances outstanding	1,463	1,463	Level 2

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
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of June 30, 2016, the U.S. Treasury Department held one remaining warrant for the purchase of 19,552 shares of the Company’s common stock.
The Company’s Board of Directors declared quarterly dividends of $0.11 per common share for the second quarter of 2016 and $0.11 per common share for the second quarter of 2015.
The following table presents the changes to accumulated other comprehensive income (loss) at June 30, 2016 and June 30, 2015:

	June 30, 2016	June 30, 2015
	(In thousands)
Balance at beginning of period	$7,155	$4,488
Unrealized gains (losses) on securities available for sale and interest only strips	6,603	(8,446)
Reclassification adjustments for gains realized in income	—	—
Tax expense (benefit)	2,784	(3,583)
Total other comprehensive income (loss)	3,819	(4,863)
Balance at end of period	$10,974	$(375)

14.	Regulatory Matters

Hope Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material and adverse effect on the Hope Bancorp's and the Bank’s financial statements, such as restrictions on growth or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Hope Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
In July, 2013, the federal bank regulatory agencies adopted final regulations, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd-Frank and to implement Basel III international agreements reached by the Basel Committee. The final rules began for the Hope Bancorp and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019. The final rules that had an impact on the Hope Bancorp and the Bank include:

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Management believes that the capital ratios for the Hope Bancorp and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements. As of June 30, 2016, the ratios for the Hope Bancorp and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of June 30, 2016 and December 31, 2015, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2016
Common equity tier 1 capital (to risk weighted assets):
Company	$854,438	11.66%	$329,827	4.50%	$375,636	5.125%	N/A	N/A
Bank	$889,245	12.14%	$329,711	4.50%	$375,504	5.125%	$476,249	6.50%
Total capital (to risk-weighted assets):
Company	$973,346	13.28%	$586,359	8.00%	$632,168	8.625%	N/A	N/A
Bank	$967,163	13.20%	$586,152	8.00%	$631,945	8.625%	$732,690	10.00%
Tier I capital (to risk-weighted assets):
Company	$895,429	12.22%	$439,769	6.00%	$485,578	6.625%	N/A	N/A
Bank	$889,245	12.14%	$439,614	6.00%	$485,407	6.625%	$586,152	8.00%
Tier I capital (to average assets):
Company	$895,429	11.14%	$321,554	4.00%	N/A	N/A	N/A	N/A
Bank	$889,245	11.06%	$321,551	4.00%	N/A	N/A	$401,939	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Common equity tier 1 capital (to risk weighted assets):
Company	$833,868	12.08%	$310,732	4.5%	N/A	N/A
Bank	$866,652	12.56%	$310,627	4.5%	$448,684	6.5%
Total capital (to risk-weighted assets):
Company	$953,132	13.80%	$552,412	8.00%	N/A	N/A
Bank	$945,013	13.69%	$552,226	8.00%	$690,283	10.00%
Tier I capital (to risk-weighted assets):
Company	$874,771	12.67%	$414,309	6.00%	N/A	N/A
Bank	$866,652	12.56%	$414,170	6.00%	$552,226	8.00%
Tier I capital (to average assets):
Company	$874,771	11.53%	$303,528	4.00%	N/A	N/A
Bank	$866,652	11.43%	$303,410	4.00%	$379,262	5.00%

15.    Subsequent Events

Effective at the close of business on July 29, 2016 (the “Effective Time”), Hope Bancorp, Inc. (previously known as BBCN Bancorp, Inc., the “Company”) completed its previously-announced merger with Wilshire Bancorp, Inc. (“Wilshire”) pursuant to the Agreement and Plan of Merger, dated as of December 7, 2015, by and between the Company and Wilshire (the “Merger Agreement”). At the Effective Time, Wilshire merged with and into the Company, with Company being the surviving corporation (the “Merger”). At the Effective Time, the Company changed its name to “Hope Bancorp, Inc.” and changed its ticker symbol to “HOPE”.
Pursuant to the Merger Agreement, holders of Wilshire common stock have the right to receive 0.7034 of a share of common stock of the Company for each share of Wilshire common stock held immediately prior to the effective time of the Merger, with cash to be paid in lieu of fractional shares. At the Effective Time, (i) each outstanding option to acquire shares of Wilshire common stock was converted into a right to acquire shares of the Company’s common stock, subject to adjustments to the exercise price and number of shares issuable upon exercise of such option based on the 0.7034 exchange ratio; and (ii) each restricted share of Wilshire common stock was converted into restricted shares of the Company’s common stock, as adjusted by the 0.7034 exchange ratio. The pre-merger outstanding shares of the Company’s common stock remained outstanding and were not affected by the Merger.
The transaction is valued at approximately $1.0 billion, based on the closing price of BBCN common stock on the date before our public announcement of the merger. Wilshire had total assets of approximately $4.9 billion, including $3.9 billion of gross loans receivable and $4.0 billion in deposits as of June 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

GENERAL
Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$83,534	$77,075	$166,995	$151,629
Interest expense	12,470	9,684	24,324	19,115
Net interest income	71,064	67,391	142,671	132,514
Provision for loan losses	1,200	1,000	1,700	2,500
Net interest income after provision for loan losses	69,864	66,391	140,971	130,014
Noninterest income	10,707	10,483	19,482	21,531
Noninterest expense	40,348	38,613	80,397	77,690
Income before income tax provision	40,223	38,261	80,056	73,855
Income tax provision	16,833	15,320	33,043	29,556
Net income	$23,390	$22,941	$47,013	$44,299
Per Share Data:
Earnings per common share - basic	$0.29	$0.29	$0.59	$0.56
Earnings per common share - diluted	$0.29	$0.29	$0.59	$0.56
Book value per common share (period end)	$12.21	$11.42	$12.21	$11.42
Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.21
Tangible book value per common share (period end) (9)	$10.85	$10.05	$10.85	$10.05
Number of common shares outstanding (period end)	79,606,821	79,550,403	79,606,821	79,550,403
Weighted average shares - basic	79,604,673	79,549,097	79,595,599	79,539,789
Weighted average shares - diluted	79,634,762	79,608,405	79,625,673	79,610,656
Tangible common equity to tangible assets	10.50%	11.07%	10.50%	11.07%

Average Balance Sheet Data:
Assets	$8,157,358	$7,264,687	$8,016,649	$7,213,533
Securities available for sale	1,089,080	815,820	1,052,972	797,166
Loans receivable and loans held for sale	6,457,883	5,742,153	6,363,656	5,680,364
Deposits	6,517,159	5,786,213	6,403,931	5,745,023
Stockholders’ equity	967,919	906,310	956,777	898,302

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015
Selected Performance Ratios:
Return on average assets (1)	1.15%	1.26%	1.17%	1.23%
Return on average stockholders’ equity (1)	9.67%	10.13%	9.83%	9.86%
Return on average tangible equity (1) (8)	10.88%	11.51%	11.08%	11.23%
Dividend payout ratio (dividends per share / earnings per share)	37.93%	37.93%	37.29%	37.50%
Efficiency ratio (2)	49.34%	49.58%	49.58%	50.43%
Net interest spread	3.39%	3.64%	3.47%	3.63%
Net interest margin (3)	3.67%	3.91%	3.75%	3.89%

	As of June 30,
	2016	2015
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$8,336,826	$7,333,319
Securities available for sale	1,099,944	871,405
Loans receivable	6,584,237	5,815,824
Deposits	6,637,522	5,758,290
FHLB advances	610,398	580,785
Subordinated debentures	42,415	42,241
Stockholders’ equity	971,740	908,588

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.14%	11.80%
Tier 1 risk-based capital ratio	12.22%	13.22%
Total risk-based capital ratio	13.28%	14.34%
Common equity tier 1 capital ratio (10)	11.66%	12.58%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	1.16%	1.21%
Allowance for loan losses to nonaccrual loans	180.26%	176.70%
Allowance for loan losses to nonperforming loans(6)	81.84%	71.98%
Allowance for loan losses to nonperforming assets(7)	69.62%	59.63%
Nonaccrual loans to loans receivable	0.64%	0.68%
Nonperforming loans to loans receivable (6)	1.42%	1.67%
Nonperforming assets to loans receivable and OREO (7)	1.66%	2.01%
Nonperforming assets to total assets (7)	1.32%	1.60%

Legacy Portfolio:
Nonaccrual loans to loans receivable	0.50%	0.45%
Nonperforming loans to loans receivable	1.26%	1.53%
Allowance for loan losses to loans receivable	1.01%	1.08%
Allowance for loan losses to nonaccrual loans	203.46%	238.66%
Allowance for loan losses to nonperforming loans	79.85%	70.64%

	As of June 30,
	2016	2015
Asset Quality Ratios (continued):
Acquired Portfolio:
Nonaccrual loans to loans receivable	3.86%	2.65%
Nonperforming loans to loans receivable	4.76%	3.11%
Allowance for loan losses to loans receivable	4.45%	2.42%
Allowance for loan losses to nonaccrual loans	115.08%	91.34%
Allowance for loan losses to nonperforming loans	93.44%	77.85%

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$23,390	$22,941	$47,013	$44,299

Average stockholders’ equity	$967,919	$906,310	$956,777	$898,302
Less: Average goodwill and core deposit intangible assets, net	(107,916)	(108,916)	(108,018)	(109,044)
Average tangible equity	$860,003	$797,394	$848,759	$789,258

Net income (annualized) to average tangible equity	10.88%	11.51%	11.08%	11.23%

(9) Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	June 30, 2016	June 30, 2015
	(In thousands, except per share data)
Total stockholders’ equity	$971,740	$908,588
Less: Goodwill and core deposit intangible assets, net	(107,796)	(108,755)
Tangible common equity	$863,944	$799,833

Common shares outstanding	79,606,821	79,550,403

Tangible book value per common share	$10.85	$10.05

(10)
The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Tier 1 capital	$895,429	$843,637
Less: Trust preferred securities less unamortized acquisition discount	(40,991)	(40,816)
Common equity tier 1 capital	$854,438	$802,821

Total risk weighted assets less disallowed allowance for loan losses	$7,329,482	$6,380,538

Common equity tier 1 capital ratio	11.66%	12.58%

Results of Operations
Overview
Total assets increased $424.2 million from $7.91 billion at December 31, 2015 to $8.34 billion at June 30, 2016. The increase in total assets was primarily due to a $335.9 million increase in loans receivable, net of allowance for loan losses, from $6.17 billion at December 31, 2015 to $6.51 billion at June 30, 2016. The increase in total assets was also related to increases in securities available for sale of $89.4 million from $1.01 billion at December 31, 2015 to $1.10 billion at June 30, 2016. The increase in assets was primarily offset by a $12.2 million decrease in cash and cash equivalents from $298.4 million at December 31, 2015 to $286.2 million at June 30, 2016. The increase in total assets was primarily funded by a $296.5 million increase in total deposits to $6.64 billion at June 30, 2016 and net income of $47.0 million for the six months ended June 30, 2016.
Net income for the second quarter of 2016 was $23.4 million, or $0.29 per diluted common share, compared to $22.9 million, or $0.29 per diluted common share, for the same period of 2015, which was an increase of $449 thousand, or 1.96%. The increase in net income was primarily due to an increase in interest income of $6.5 million and an increase in noninterest income of $224 thousand. The increase was primarily offset by an increase in interest expense of $2.8 million, an increase in noninterest expense of $1.7 million, and an increase in income tax provision of $1.5 million.
Net income for the six months ended June 30, 2016 was $47.0 million, or $0.59 per diluted common share, compared to $44.3 million, or $0.56 per diluted common share, for the same period of 2015, an increase of $2.7 million, or 6.13%. The increase in net income was primarily due to the increase in interest income of $15.4 million which was primarily offset by the decrease in noninterest income of $2.0 million.
The following table summarizes the accretion and amortization adjustments that are included in net income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$898	$2,515	$2,864	$4,698
Accretion of discounts on acquired credit impaired loans	1,436	1,694	3,401	3,249
Amortization of premiums on assumed FHLB advances	97	95	194	189
Accretion of discounts on assumed subordinated debt	(44)	(42)	(88)	(82)
Amortization of premiums on assumed time deposits	19	49	43	124
Amortization of core deposit intangible assets	(212)	(267)	(425)	(534)
Total	$2,194	$4,044	$5,989	$7,644

The annualized return on average assets was 1.15% for the second quarter of 2016, compared to 1.26% for the same period of 2015. The annualized return on average stockholders’ equity was 9.67% for the second quarter of 2016, compared to 10.13% for the same period of 2015. The efficiency ratio was 49.34% for the second quarter of 2016, compared to 49.58% for the same period of 2015.

The annualized return on average assets was 1.17% for the six months ended June 30, 2016, compared to 1.23% for the same period of 2015. The annualized return on average stockholders' equity was 9.83% for the six months ended June 30,
2016 compared to 9.86% for the same period of 2015. The efficiency ratio was 49.58% for the six months ended June 30,
2016 compared to 50.43% for the same period of 2015.

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
Comparison of Three Months Ended June 30, 2016 with the Same Period of 2015
Net interest income before provision for loan losses was $71.1 million for the second quarter of 2016, compared to $67.4 million for the same period of 2015, an increase of $3.7 million, or 5.5%.
Interest income for the second quarter of 2016 was $83.5 million, an increase of $6.4 million, or 8.3%, compared to $77.1 million for the same period of 2015. An increase of $9.4 million was primarily attributed to the increase in the balance of interest earning loans and securities available for sale during the quarter. The increase in interest income was partially offset by a $2.6 million decrease attributable to lower yields on loans during the quarter.
Interest expense for the second quarter of 2016 was $12.5 million, an increase of $2.8 million or 28.8% compared to $9.7 million for the same period of 2015. A $1.6 million increase in interest expense was attributable to increases in average balances during the quarter, primarily in interest bearing demand accounts and time deposits. Also, a $673 thousand increase and a $463 thousand increase was attributable to the increase in rates on time deposits and interest bearing demand accounts, respectively.
Comparison of Six Months Ended June 30, 2016 with the Same Period of 2015
Net interest income before provision for loan losses was $142.7 million for the six months ended June 30, 2016, compared to $132.5 million for the same period of 2015, an increase of $10.2 million, or 7.7%.
Interest income for the six months ended June 30, 2016 was $167.0 million, an increase of $15.4 million, or 10.1%, compared to $151.6 million for the same period of 2015. An increase of $18.9 million was primarily attributed to the increase in the balance of interest earning loans and securities available for sale during the quarter. The increase in interest income was partially offset by a $3.7 million decrease attributable to lower yields on loans during the quarter.
Interest expense for the six months ended June 30, 2016 was $24.3 million, an increase of $2.8 million or 28.9% compared to $19.1 million for the same period of 2015. A $2.8 million increase in interest expense was attributable to increases in average balances during the quarter, primarily in interest bearing demand accounts and time deposits. Also, a $1.3 million increase and a $1.0 million increase was attributable to the increase in rates on time deposits and interest bearing demand accounts, respectively.

Net Interest Margin

Our reported net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the second quarter of 2016 was 3.67%, a decrease of 24 basis points from 3.91% for the same period of 2015. Net interest margin for the six months ended June 30, 2016 was 3.75%, a decrease of 14 basis points from 3.89% for the same period of 2015.

The change in our reported net interest margin for the three and six months ended June 30, 2016 and 2015 is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest margin, excluding the effect of acquisition accounting adjustments	3.52%	3.63%	3.56%	3.63%
Acquisition accounting adjustments(1)	0.15	0.28	0.19	0.26
Reported net interest margin	3.67%	3.91%	3.75%	3.89%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding the effect of acquisition accounting adjustments, from reported net interest margin.

As noted in the table above, excluding the effect of the acquisition accounting adjustments, the net interest margin for the second quarter of 2016 decreased 11 basis points to 3.52% from 3.63% for the same period of 2015. Excluding the effect of acquisition accounting adjustments, the net interest margin for the six months ended June 30, 2016 decreased 7 basis points to
3.56% from 3.63% for the same period of 2015.

The decrease in the net interest margin was due to a decline in the effect of acquisition accounting adjustments and a decline in the weighted average yield on the loan portfolio. The decrease in net interest margin was also caused by an increase in the cost of deposits.

The acquisition related adjustments that impact the net interest margin decreased by $1.9 million, totaling $2.4 million during the second quarter of 2016, compared to $4.3 million for the same period of 2015. The adjustments declined by $1.8 million when comparing the total adjustments of $6.4 million during the six months ended June 30, 2016 to a total of $8.2 million in adjustments for the same period in 2015.
The weighted average yield on loans decreased to 4.80% for the second quarter of 2016 from 4.98% for the second quarter of 2015 and decreased to 4.87% for the six months ended June 30, 2016 from 5.00% for the same period in 2015. The change in the yield was due to continued pricing pressure on loan interest rates and a 17 basis points and 11 basis points decline in the effects of acquisition accounting adjustments for the three and six months ended June 30, 2016 as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.63%	4.64%	4.65%	4.67%
Acquisition accounting adjustments(1)	0.17	0.34	0.22	0.33
Reported weighted average yield on loans	4.80%	4.98%	4.87%	5.00%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effect of acquisition accounting adjustments, the weighted average yield on loans for the second quarter of 2016 decreased 1 basis point to 4.63% from 4.64% for the same period of 2015. Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the six months ended June 30, 2016 decreased 2 basis points to 4.65% from 4.67% for the same period of 2015. In addition to the continued pricing pressures, the declining loan yields were caused by a higher mix of lower yielding fixed rate loans. At June 30, 2016, fixed rate loans accounted for 53% of the loan portfolio, compared to 51% at June 30, 2015. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at June 30, 2016 was 4.10% and 4.62%, respectively, compared with 4.07% and 4.72% at June 30, 2015.

The weighted average yield on securities available for sale for the second quarter of 2016 was 2.10%, compared to 2.06% for the same period of 2015. The weighted average yield on securities available for sale for the six months ended June 30, 2016 was 2.17% compared to 2.11% for the same period of 2015. The increase was primarily attributable to an increase in treasury yields resulting in higher interest earned for the newly purchased collateralized mortgage obligations and mortgage-backed securities, compared to the same period in 2015.

The weighted average cost of deposits for the second quarter of 2016 was 0.64%, an increase of 9 basis points from 0.55% for the same period of 2015. The weighted average cost of deposits for the six months ended June 30, 2016 was 0.64%, an increase of 8 basis points from 0.56% for the same period of 2015. The amortization of the premium on time deposits assumed in the acquisitions positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
The weighted average cost of deposits, excluding the effect of acquisition accounting adjustments	0.64%	0.56%	0.64%	0.56%
Acquisition accounting adjustments(1)	0.00	(0.01)	0.00	(0.01)
Reported weighted average cost of deposits	0.64%	0.55%	0.64%	0.55%

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.64% for the second quarter of 2016, compared to 0.56% for the same period of 2015 and 0.64% for the six months ended
June 30, 2016 compared to 0.56% for the same period of 2015. The increase was due to an increase in retail deposits, primarily money market and time deposits, due to our deposit campaigns and promotions. The average cost of the retail deposits was 0.92% at June 30, 2016, compared to 0.85% at June 30, 2015.

The weighted average cost of FHLB advances for the second quarter of 2016 was 1.20%, an increase of 10 basis points from 1.10% for the same period of 2015. For the six months ended June 30, 2016, the weighted average cost of FHLB advances was 1.18%, an increase of 8 basis points from 1.10% for the same period of 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
The weighted average cost of FHLB advances, excluding the effect of acquisition accounting adjustments	1.27%	1.18%	1.25%	1.18%
Acquisition accounting adjustments(1)	(0.07)	(0.08)	(0.07)	(0.08)
Reported weighted average cost of FHLB advances	1.20%	1.10%	1.18%	1.10%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances increased to 1.27% for the second quarter of 2016 from 1.18% for the same period of 2015 and 1.25% for the six months ended June 30, 2016 compared to 1.18% for the same period of 2015.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$6,457,883	$77,086	4.80%	$5,742,153	$71,249	4.98%
Securities available for sale(3)	1,089,080	5,729	2.10%	815,820	4,203	2.06%
FRB and FHLB stock and other investments	237,872	719	1.20%	352,690	1,623	1.82%
Total interest earning assets	$7,784,835	$83,534	4.31%	$6,910,663	$77,075	4.47%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$2,030,272	$4,147	0.82%	$1,608,495	$2,873	0.72%
Savings	178,249	285	0.64%	194,053	416	0.86%
Time deposits:
$100,000 or more	1,890,891	4,240	0.90%	1,750,089	3,514	0.81%
Other	745,761	1,680	0.91%	609,654	1,167	0.77%
Total time deposits	2,636,652	5,920	0.90%	2,359,743	4,681	0.80%
Total interest bearing deposits	4,845,173	10,352	0.86%	4,162,291	7,970	0.77%
FHLB advances	564,637	1,686	1.20%	481,946	1,327	1.10%
Other borrowings	40,861	432	4.18%	40,670	387	3.76%
Total interest bearing liabilities	5,450,671	$12,470	0.92%	4,684,907	$9,684	0.83%
Noninterest bearing demand deposits	1,671,986			1,623,922
Total funding liabilities/cost of funds	$7,122,657		0.70%	$6,308,829		0.62%
Net interest income/net interest spread		$71,064	3.39%		$67,391	3.64%
Net interest margin			3.67%			3.91%
Net interest margin, excluding the effect of nonaccrual loan expense(4)			3.67%			3.91%
Net interest margin, excluding the effect of nonaccrual loan expense and prepayment fee income(4) (5)			3.64%			3.88%
Cost of deposits:
Noninterest bearing demand deposits	$1,671,986	$—		$1,623,922	—
Interest bearing deposits	4,845,173	10,352	0.86%	4,162,291	7,970	0.77%
Total deposits	$6,517,159	$10,352	0.64%	$5,786,213	$7,970	0.55%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income reversed was $21 thousand and $21 thousand for the three months ended June 30, 2016 and 2015, respectively.

(5)	Loan prepayment fee income excluded was $528 thousand and $457 thousand for the three months ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$6,363,656	$154,204	4.87%	$5,680,364	$140,888	5.00%
Securities available for sale(3)	1,052,972	11,406	2.17%	797,166	8,409	2.11%
FRB and FHLB stock and other investments	227,460	1,385	1.20%	383,659	2,332	1.21%
Total interest earning assets	$7,644,088	$166,995	4.39%	$6,861,189	$151,629	4.45%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,999,454	$8,151	0.82%	$1,617,021	$5,638	0.70%
Savings	182,356	651	0.72%	194,555	841	0.87%
Time deposits:
$100,000 or more	1,848,750	8,297	0.90%	1,731,812	6,891	0.80%
Other	722,596	3,160	0.88%	617,879	2,354	0.77%
Total time deposits	2,571,346	11,457	0.90%	2,349,691	9,245	0.79%
Total interest bearing deposits	4,753,156	20,259	0.86%	4,161,267	15,724	0.76%
FHLB advances	548,421	3,209	1.18%	481,447	2,624	1.10%
Other borrowings	40,837	856	4.14%	40,647	767	3.75%
Total interest bearing liabilities	5,342,414	$24,324	0.92%	4,683,361	$19,115	0.82%
Noninterest bearing demand deposits	1,650,775			1,583,756
Total funding liabilities/cost of funds	$6,993,189		0.70%	$6,267,117		0.61%
Net interest income/net interest spread		$142,671	3.47%		$132,514	3.63%
Net interest margin			3.75%			3.89%
Net interest margin, excluding the effect of nonaccrual loan expense(4)			3.76%			3.89%
Net interest margin, excluding the effect of nonaccrual loan expense and prepayment fee income(4) (5)			3.72%			3.86%
Cost of deposits:
Noninterest bearing demand deposits	$1,650,775	$—		$1,583,756	$—
Interest bearing deposits	4,753,156	20,259	0.86%	4,161,267	15,724	0.76%
Total deposits	$6,403,931	$20,259	0.64%	$5,745,023	$15,724	0.55%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income reversed was $144 thousand and $45 thousand for the six months ended June 30, 2016 and 2015, respectively.

(5)	Loan prepayment fee income excluded was $1.2 million and $967 thousand for the six months ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30, 2016 over June 30, 2015
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$5,837	$(2,595)	$8,432
Interest on securities	1,526	100	1,426
Interest on FRB and FHLB stock and other investments	(904)	(460)	(444)
Total interest income	$6,459	$(2,955)	$9,414
INTEREST EXPENSE:
Interest on demand, interest bearing	$1,275	$463	$812
Interest on savings	(131)	(99)	(32)
Interest on time deposits	1,239	673	566
Interest on FHLB advances	359	123	236
Interest on other borrowings	44	42	2
Total interest expense	$2,786	$1,202	$1,584
NET INTEREST INCOME	$3,673	$(4,157)	$7,830

	Six Months Ended June 30, 2016 over June 30, 2015
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$13,316	$(3,730)	$17,046
Interest on securities	2,997	251	2,746
Interest on FRB and FHLB stock and other investments	(947)	(8)	(939)
Total interest income	$15,366	$(3,487)	$18,853
INTEREST EXPENSE:
Interest on demand, interest bearing	$2,514	$1,036	$1,478
Interest on savings	(189)	(142)	(47)
Interest on time deposits	2,211	1,269	942
Interest on FHLB advances	585	196	389
Interest on other borrowings	88	80	8
Total interest expense	$5,209	$2,439	$2,770
NET INTEREST INCOME	$10,157	$(5,926)	$16,083

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
The provision for loan losses for the second quarter of 2016 was $1.2 million, an increase of $200 thousand, or 20.0%, from $1.0 million for the same period last year. The provision for loan losses for the six months period ended June 30, 2016 was $1.7 million, a decrease of $800 thousand, or 32.0%, from $2.5 million for the same period last year. The decrease is primarily due to overall reduction in quantitative reserves as a result of decreasing historical loss rates and decreased specific reserves on impaired loans.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, net gains on sales of loans, and other income.
Noninterest income for the second quarter of 2016 was $10.7 million, compared to $10.5 million for the same quarter of 2015, an increase of $224 thousand, or 2.1%. The increase was primarily due to an increase of $871 thousand, or 55.9%, in other income and fees and an increase of $22 thousand, or 2.5%, in wire transfer fees.

Noninterest income for the six months ended June 30, 2016 was $19.5 million compared to $21.5 million for the same period of 2015, a decrease of $2.0 million, or 9.5%. The decrease was principally due to a $1.3 million, or 21.1%, decrease from net gains on sales of SBA loans, a $507 thousand, or 8.3%, decrease in service fees on deposit accounts, and a $424 thousand, or 100.0%, decrease of net gains on sales and calls of securities available for sale. The decreases were partially offset by a $717 thousand, or 19.9%, increase in other income and fees, and a $174 thousand, or 10.7%, increase in wire transfer fees.
Noninterest income by category is summarized below:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,902	$3,030	$(128)	(4.2)%
International service fees	816	1,005	(189)	(18.8)%
Loan servicing fees, net	589	855	(266)	(31.1)%
Wire transfer fees	893	871	22	2.5%
Other income and fees	2,429	1,558	871	55.9%
Net gains on sales of SBA loans	3,035	3,119	(84)	(2.7)%
Net losses on sales of other loans	43	45	(2)	(4.4)%
Total noninterest income	$10,707	$10,483	$224	2.1%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,585	$6,092	$(507)	(8.3%)
International service fees	1,591	1,818	(227)	(12.5%)
Loan servicing fees, net	1,280	1,575	(295)	(18.7%)
Wire transfer fees	1,807	1,633	174	10.7%
Other income and fees	4,316	3,599	717	19.9%
Net gains on sales of SBA loans	4,860	6,163	(1,303)	(21.1%)
Net gains on sales of other loans	43	227	(184)	(81.1%)
Net gains on sales of securities available for sale	—	424	(424)	(100.0%)
Total noninterest income	$19,482	$21,531	$(2,049)	(9.5%)

Noninterest Expense
Noninterest expense for the second quarter of 2016 was $40.3 million, an increase of $1.7 million, or 4.5%, from $38.6 million for the same period of 2015. Merger and integration expenses increased $1.5 million primarily consisting of fees for legal counsel and financial advisors which were associated with the merger with Wilshire Bancorp, Inc. Salaries and employee benefits expense increased $825 thousand due to an increase in the number of full-time equivalent employees. The increases in noninterest expenses were offset by a decrease of $1.1 million in OREO expense, $334 thousand in data processing and communications expense, and $82 thousand in advertising and marketing expense.
Noninterest expense for the six months ended June 30, 2016 was $80.4 million, an increase of $2.7 million, or 3.5%, from $77.7 million for the same period of 2015. Merger and integration expenses increased by $2.7 million primarily consisting of fees for legal counsel and financial advisors which were associated with the merger with Wilshire Bancorp, Inc. Salaries and employee benefits expense increased $1.2 million, and other expense increased by $647 thousand. These increases were offset by a decrease of $837 thousand in OREO expense and a $512 thousand decrease in data processing and communications expense compared to the same period in 2015.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$21,757	$20,932	$825	3.9%
Occupancy	4,920	4,810	110	2.3%
Furniture and equipment	2,337	2,323	14	0.6%
Advertising and marketing	1,402	1,484	(82)	(5.5)%
Data processing and communications	2,129	2,463	(334)	(13.6)%
Professional fees	1,273	1,253	20	1.6%
FDIC assessment	1,095	909	186	20.5%
Credit related expenses	911	669	242	36.2%
OREO expense	133	1,221	(1,088)	(89.1)%
Merger and integration expenses	1,533	26	1,507	5,796.2%
Other	2,858	2,523	335	13.3%
Total noninterest expense	$40,348	$38,613	$1,735	4.5%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$43,326	$42,113	$1,213	2.9%
Occupancy	9,737	9,502	235	2.5%
Furniture and equipment	4,624	4,586	38	0.8%
Advertising and marketing	2,538	2,875	(337)	(11.7)%
Data processing and communications	4,300	4,812	(512)	(10.6)%
Professional fees	2,356	2,677	(321)	(12.0)%
FDIC assessment	2,133	2,021	112	5.5%
Credit related expenses	1,332	1,525	(193)	(12.7)%
OREO expense	1,561	2,398	(837)	(34.9)%
Merger and integration expenses	2,740	78	2,662	3,412.8%
Other	5,750	5,103	647	12.7%
Total noninterest expense	$80,397	$77,690	$2,707	3.5%

Provision for Income Taxes
Income tax expense was $16.8 million and $15.3 million for the quarters ended June 30, 2016 and 2015, respectively. The effective income tax rates were 41.8% and 40.0% for the quarters ended June 30, 2016 and 2015, respectively. Income tax expense was $33.0 million and $29.6 million for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rates for the six months ended June 30, 2016 and 2015 were 41.3% and 40.0%, respectively.

Financial Condition
At June 30, 2016, our total assets were $8.34 billion, an increase of $424.2 million from $7.91 billion at December 31, 2015. The increase was principally due to a $335.9 million increase in loans receivable, net of allowance for loan losses, a $89.4 million increase in securities available for sale, and a $25.3 million increase in other assets. The increase was offset by a decrease in cash and cash equivalents totaling $12.2 million and a decrease in deferred tax assets totaling $15.5 million. The increase in total assets was funded primarily by a $296.5 million increase in deposits and net income of $47.0 million.
Investment Securities Portfolio
As of June 30, 2016, we had $1.10 billion in available for sale securities, compared to $1.01 billion at December 31, 2015. The net unrealized gain on the available for sale securities at June 30, 2016 was $18.7 million, compared to a net unrealized loss on such securities of $3.5 million at December 31, 2015. During the six months ended June 30, 2016, $155.4 million in securities were purchased and $85.1 million in mortgage related securities were paid down. During the same period last year, $176.2 million in securities were purchased, $69.2 in mortgage related securities were paid down and $22.5 million in securities were sold.. The weighted average life of the available for sale securities was 4.14 years and 5.07 years at June 30, 2016 and December 31, 2015, respectively.
Loan Portfolio
As of June 30, 2016, loans outstanding totaled $6.59 billion, an increase of $335.9 million from $6.25 billion at December 31, 2015. Total loan originations during the six months ended June 30, 2016 were $496.2 million, including SBA loan originations of $58.7 million, of which $56.7 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	June 30, 2016		December 31, 2015
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$39,403	1%	$33,797	0%
Commercial & industrial	5,158,900	78%	4,912,655	78%
Construction	132,712	2%	123,030	2%
Total real estate loans	5,331,015	81%	5,069,482	80%
Commercial business	1,027,194	16%	980,153	16%
Trade finance	84,025	1%	99,163	2%
Consumer and other	145,182	2%	102,573	2%
Total loans outstanding	6,587,416	100%	6,251,371	100%
Less: deferred loan fees	(3,179)		(3,030)
Loans receivable	6,584,237		6,248,341
Less: allowance for loan losses	(76,425)		(76,408)
Loans receivable, net of allowance for loan losses	$6,507,812		$6,171,933

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $42.5 million at June 30, 2016 and $46.2 million at December 31, 2015. SBA loans included in commercial and industrial real estate loans were $188.5 million at June 30, 2016 and $187.9 million at December 31, 2015.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Loan commitments	$858,810	$802,251
Standby letters of credit	46,277	45,083
Other commercial letters of credit	46,438	36,256
	$951,525	$883,590

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans and OREO, were $109.8 million at June 30, 2016, compared to $110.2 million at December 31, 2015. The ratio of nonperforming assets to loans receivable and OREO was 1.66% and 1.76% at June 30, 2016 and December 31, 2015, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans (1)	$42,398	$40,801
Loans 90 days or more days past due, still accruing	147	375
Accruing restructured loans	50,837	47,984
Total nonperforming loans	93,382	89,160
OREO	16,392	21,035
Total nonperforming assets	$109,774	$110,195

Nonaccrual loans:
Legacy Portfolio	$31,268	$28,469
Acquired Portfolio	11,130	12,332
Total nonaccrual loans	$42,398	$40,801

Nonperforming loans:
Legacy Portfolio	$79,674	$73,422
Acquired Portfolio	13,708	15,738
Total nonperforming loans	$93,382	$89,160
Nonperforming loans to loans receivable	1.42%	1.43%
Nonperforming assets to loans receivable and OREO	1.66%	1.76%
Nonperforming assets to total assets	1.32%	1.39%
Allowance for loan losses to nonperforming loans	81.84%	85.70%
Allowance for loan losses to nonperforming assets	69.62%	69.34%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.5 million and $18.7 million as of June 30, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses
The allowance for loan losses was $76.4 million at June 30, 2016, compared to $76.4 million at December 31, 2015. The allowance for loan losses was 1.16% of loans receivable at June 30, 2016 and 1.22% of loans receivable at December 31, 2015. The change in the allowance for loan losses was driven by increases in the amount of qualitative reserves. The qualitative reserves increased due to an increase in the volume of loans compared to December 31, 2015. The increases were offset by decreases in the quantitative reserves which was caused by decreasing historical losses. Impaired loan reserves decreased to $8.7 million at June 30, 2016 from $8.8 million at December 31, 2015.

The following table reflects our allocation of the allowance for loan and lease losses (“ALLL”) by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	June 30, 2016		December 31, 2015
	Amount of Allowance for Loan Losses	Percent of loans to total loans	Amount of Allowance for Loan Losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate - residential	$136	1%	$230	0%
Real estate - commercial	54,978	78%	54,505	78%
Real estate - construction	1,159	2%	917	2%
Commercial business	16,724	16%	16,547	16%
Trade finance	2,449	1%	3,592	2%
Consumer and other	979	2%	617	2%
Total	$76,425	100%	$76,408	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Acquired Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or “ACILs”) and performing loans (loans that were pass graded at the time they were acquired, or “APLs”). The activity in the ALLL for the three and six months ended June 30, 2016 is as follows:

		Acquired Loans(2)
Three Months Ended June 30, 2016	Legacy Loans(1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$64,016	$11,877	$963	$76,856
Provision for loan losses	1,064	72	64	1,200
Loans charged off	(2,055)	—	(240)	(2,295)
Recoveries of loan charge offs	592	—	72	664
Balance, end of period	$63,617	$11,949	$859	$76,425

Total loans outstanding	6,299,417	99,796	188,203	6,587,416
Loss coverage ratio	1.01%	11.97%	0.46%	1.16%
Net loan charge offs to beginning allowance	2.29%	—%	17.45%	2.12%
Net loan charge offs to provision for loan losses	137.50%	—%	262.50%	135.92%

		Acquired Loans (2)
Six Months Ended June 30, 2016	Legacy Loans (1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$63,309	$11,982	$1,117	$76,408
Provision (credit) for loan losses	1,762	(33)	(29)	1,700
Loans charged off	(2,760)	—	(356)	(3,116)
Recoveries of loan charge offs	1,306	—	127	1,433
Balance, end of period	$63,617	$11,949	$859	$76,425

Total loans outstanding	$6,299,417	$99,796	$188,203	$6,587,416
Loss coverage ratio	1.01%	11.97%	0.46%	1.16%
Net loan charge offs to beginning allowance	2.30%	—%	20.50%	2.20%
Net loan charge offs to provision for loan losses	82.52%	—%	(789.66)%	99.00%

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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale	$6,457,883	$5,742,153
Loans receivable	$6,584,237	$5,815,824
ALLOWANCE:
Balance, beginning of period	$76,856	$69,594
Less loan charge offs:
Commercial & industrial real estate	(207)	(74)
Commercial business loans	(2,038)	(618)
Trade finance	—	(759)
Consumer and other loans	(50)	—
Total loan charge offs	(2,295)	(1,451)
Plus loan recoveries:
Commercial & industrial real estate	177	61
Commercial business loans	400	817
Trade Finance	—	—
Consumer and other loans	87	97
Total loans recoveries	664	975
Net loan charge offs	(1,631)	(476)
Provision for loan losses	1,200	1,000
Balance, end of period	$76,425	$70,118
Net loan charge offs to average loans receivable, including loans held for sale*	0.10%	0.03%
Allowance for loan losses to loans receivable at end of period	1.16%	1.21%
Net loan charge offs to beginning allowance *	8.49%	2.74%
Net loan charge offs to provision for loan losses	135.92%	47.60%
* Annualized

We believe the allowance for loan losses as of June 30, 2016 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2016, deposits increased $296.5 million, or 4.7%, to $6.64 billion from $6.34 billion at December 31, 2015. The net increase in deposits primarily reflects increases in retail deposits due to the impact of recent deposit campaigns and promotions. In addition, wholesale deposits were increased to help fund loan growth. Interest bearing demand deposits, including money market and Super Now accounts and time deposits, totaled $4.92 billion at June 30, 2016 and $4.65 billion at December 31, 2015.
At June 30, 2016, 26% of total deposits were noninterest bearing demand deposits, 39% were time deposits and 35% were interest bearing demand and savings deposits. At December 31, 2015, 27% of total deposits were noninterest bearing demand deposits, 39% were time deposits, and 34% were interest bearing demand and savings deposits.
At June 30, 2016, we had $453.4 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $374.6 million and $300.0 million of such deposits at December 31, 2015, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.29% at June 30, 2016 and were collateralized with securities with a carrying value of $379.7 million.

The following is a schedule of certificates of deposit maturities as of June 30, 2016:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$955,685	37.19%
Over three months through six months	527,763	20.53%
Over six months through nine months	471,784	18.36%
Over nine months through twelve months	356,092	13.86%
Over twelve months	258,626	10.06%
Total time deposits	$2,569,950	100.00%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At June 30, 2016, we had $610.4 million of FHLB advances with average remaining maturities of 2.3 years, compared to $530.6 million with average remaining maturities of 1.9 years at December 31, 2015. The weighted average rate was 1.28% and 1.15% at June 30, 2016 and December 31, 2015, respectively.
Subordinated debentures totaled $42.4 million at June 30, 2016 and $42.3 million at December 31, 2015. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $971.7 million at June 30, 2016, compared to $938.1 million at December 31, 2015.
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
At June 30, 2016, our Common Equity Tier 1 capital was $854.4 million compared to $833.9 million at December 31, 2015. Our Tier I capital, defined as stockholders’ equity less intangible assets, was $895.4 million, compared to $874.8 million at December 31, 2015, representing an increase of $20.6 million, or 2.4%. The increase was primarily due to an increase of $47.0 million in retained earnings from net income during the six months ended June 30, 2016, which was partially offset by $26.3 million of cash dividends. At June 30, 2016, the Common Equity Tier 1 capital ratio was 11.66%. The total capital to risk-weighted assets ratio was 13.28% and the Tier I capital to risk-weighted assets ratio was 12.22%. The Tier I leverage capital ratio was 11.14%.
As of June 30, 2016 and December 31, 2015, the most recent regulatory notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized”, the Bank must maintain minimum Common Equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of June 30, 2016 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Hope Bancorp, Inc.
Common Equity Tier 1 capital ratio	$854,438	11.66%	N/A	N/A
Total risk-based capital ratio	$973,346	13.28%	N/A	N/A
Tier 1 risk-based capital ratio	$895,429	12.22%	N/A	N/A
Tier 1 capital to total assets	$895,429	11.14%	N/A	N/A
Bank of Hope
Common Equity Tier 1 capital ratio	$889,245	12.14%	$476,249	6.50%	$412,996	5.64%
Total risk-based capital ratio	$967,163	13.20%	$732,690	10.00%	$234,473	3.20%
Tier 1 risk-based capital ratio	$889,245	12.14%	$586,152	8.00%	$303,093	4.14%
Tier I capital to total assets	$889,245	11.06%	$401,939	5.00%	$487,306	6.06%

	As of December 31, 2015 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Hope Bancorp, Inc.
Common Equity Tier 1 capital ratio	$833,868	12.08%	N/A	N/A
Total risk-based capital ratio	$953,132	13.80%	N/A	N/A
Tier 1 risk-based capital ratio	$874,771	12.67%	N/A	N/A
Tier 1 capital to total assets	$874,771	11.53%	N/A	N/A
Bank of Hope
Common Equity Tier 1 capital ratio	$866,652	12.56%	$448,684	6.50%	$417,968	6.06%
Total risk-based capital ratio	$945,013	13.69%	$690,283	10.00%	$254,730	3.69%
Tier 1 risk-based capital ratio	$866,652	12.56%	$552,226	6.00%	$314,426	6.56%
Tier I capital to total assets	$866,652	11.43%	$379,262	5.00%	$487,390	6.43%

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
At June 30, 2016, our total borrowing capacity from the FHLB was $2.51 billion, of which $1.90 billion was unused and available to borrow. At June 30, 2016, our total borrowing capacity from the FRB was $559.3 million, which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.08 billion at June 30, 2016, compared to $1.0 billion at December 31, 2015. Cash and cash equivalents, including federal funds sold, were $286.2 million at June 30, 2016, compared to $298.4 million at December 31, 2015. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2016, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	June 30, 2016		December 31, 2015
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	2.50%	(4.31)%	3.38%	(5.57)%
+ 100 basis points	1.25%	(1.53)%	1.49%	(2.47)%
- 100 basis points	0.52%	(0.76)%	0.37%	1.33%
- 200 basis points	(0.29)%	(0.98)%	(0.71)%	0.41%

Item 4.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations. There have been no material changes in the procedures by which shareholders may recommend nominees to the Board of Directors during the three months ended June 30, 2016. Please see the discussion of these procedures in the most recent proxy statement forming part of the Registration Statement on Form S-4/A recently filed with the U.S. Securities and Exchange Commission.

Item 6.	Exhibits
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	August 8, 2016	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

Date:	August 8, 2016	/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith