Form 10-Q
period 2016-09-30
HOPE BANCORP INC
filed 2016-11-09
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
(Former name, former address and former fiscal year, if changed since last report.)

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check it a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 4, 2016, there were 135,234,889 outstanding shares of the issuer’s common stock, $0.001 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$182,152	$94,934
Interest bearing deposits in other banks	261,751	203,455
Total cash and cash equivalents	443,903	298,389
Other investments	45,670	47,895
Securities available for sale, at fair value	1,558,719	1,010,556
Loans held for sale, at the lower of cost or fair value	58,186	8,273
Loans receivable (net of allowance for loan losses of $79,976 and $76,408 at September 30, 2016 and December 31, 2015, respectively)	10,481,221	6,171,933
Other real estate owned (“OREO”), net	27,457	21,035
Federal Home Loan Bank (“FHLB”) stock, at cost	23,449	18,964
Premises and equipment (net of accumulated depreciation and amortization of $35,164 and $35,792 at September 30, 2016 and December 31, 2015, respectively)	53,966	34,575
Accrued interest receivable	24,165	15,195
Deferred tax assets, net	69,044	67,004
Customers’ liabilities on acceptances	2,694	1,463
Bank owned life insurance (“BOLI”)	73,290	47,018
Investments in affordable housing partnerships	69,025	25,014
Goodwill	464,419	105,401
Core deposit intangible assets, net	19,968	2,820
Servicing assets	26,529	12,000
Other assets	68,924	25,113
Total assets	$13,510,629	$7,912,648

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$2,903,658	$1,694,427
Interest bearing:
Money market and NOW accounts	3,318,728	1,983,250
Savings deposits	304,719	187,498
Time deposits of $100,000 or more	3,077,629	1,772,975
Other time deposits	1,097,771	702,826
Total deposits	10,702,505	6,340,976
FHLB advances	754,739	530,591
Subordinated debentures	99,548	42,327
Accrued interest payable	9,708	6,007
Acceptances outstanding	2,694	1,463
Other liabilities	86,864	53,189
Total liabilities	11,656,058	6,974,553
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at September 30, 2016 and December 31, 2015; issued and outstanding, 135,109,641 and 79,566,356 shares at September 30, 2016 and December 31, 2015, respectively	135	80
Additional paid-in capital	1,400,915	541,596
Retained earnings	445,104	398,251
Accumulated other comprehensive income (loss), net	8,417	(1,832)
Total stockholders’ equity	1,854,571	938,095
Total liabilities and stockholders’ equity	$13,510,629	$7,912,648

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$112,132	$73,650	$266,336	$214,537
Interest on securities	6,645	4,658	18,051	13,067
Interest on federal funds sold and other investments	775	751	2,160	3,084
Total interest income	119,552	79,059	286,547	230,688
INTEREST EXPENSE:
Interest on deposits	13,017	8,390	33,276	24,115
Interest on FHLB advances	2,161	1,514	5,370	4,138
Interest on other borrowings	900	394	1,755	1,160
Total interest expense	16,078	10,298	40,401	29,413
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	103,474	68,761	246,146	201,275
PROVISION FOR LOAN LOSSES	6,500	600	8,200	3,100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	96,974	68,161	237,946	198,175
NONINTEREST INCOME:
Service fees on deposit accounts	4,778	3,170	10,363	9,261
International service fees	1,010	838	2,601	2,656
Loan servicing fees, net	955	800	2,234	2,374
Wire transfer fees	1,158	1,001	2,966	2,635
Other income and fees	3,591	1,958	7,906	5,558
Net gains on sales of SBA loans	230	3,390	5,090	9,553
Net gains on sales of other loans	1,476	26	1,519	253
Net gains on sales of securities available for sale	948	—	948	424
Total noninterest income	14,146	11,183	33,627	32,714
NONINTEREST EXPENSE:
Salaries and employee benefits	30,456	21,457	73,782	63,570
Occupancy	6,889	4,941	16,626	14,443
Furniture and equipment	3,297	2,329	7,921	6,915
Advertising and marketing	2,306	1,309	4,845	4,184
Data processing and communication	3,199	2,192	7,499	7,004
Professional fees	1,898	1,289	4,255	3,966
FDIC assessments	1,564	1,027	3,697	3,048
Credit related expenses	810	75	2,142	1,600
OREO expense (income), net	(423)	(721)	1,138	1,677
Merger and integration expense	11,222	24	13,962	102
Other	6,628	2,833	12,377	7,937
Total noninterest expense	67,846	36,755	148,244	114,446
INCOME BEFORE INCOME TAX PROVISION	43,274	42,589	123,329	116,443
INCOME TAX PROVISION	17,169	17,497	50,212	47,053
NET INCOME	$26,105	$25,092	$73,117	$69,390
EARNINGS PER COMMON SHARE
Basic	$0.22	$0.32	$0.80	$0.87
Diluted	$0.22	$0.32	$0.79	$0.87

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(In thousands)
Net income	$26,105	$25,092	$73,117	$69,390
Other comprehensive income:
Unrealized (loss) gains on securities available for sale and interest only strips	(2,848)	7,617	19,347	4,426
Reclassification adjustments for gains realized in income	(948)	—	(948)	(424)
Tax (benefit) expense	(1,239)	3,235	8,150	1,700
Change in unrealized (losses) gains on securities available for sale and interest only strips	(2,557)	4,382	10,249	2,302
Total comprehensive income	$23,548	$29,474	$83,366	$71,692

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total Stockholders’ Equity
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2015	79,503,552	$79	$541,589	$339,400	$1,705	$882,773
Issuance of shares pursuant to various stock plans	49,908	1	(22)			(21)
Tax effect of stock plans			43			43
Stock-based compensation			889			889
Redemption of common stock warrant			(1,150)			(1,150)
Cash dividends declared on common stock				(24,657)		(24,657)
Comprehensive income:
Net income				69,390		69,390
Other comprehensive loss					2,302	2,302
BALANCE, SEPTEMBER 30, 2015	79,553,460	$80	$541,349	$384,133	$4,007	$929,569

BALANCE, JANUARY 1, 2016	79,566,356	$80	$541,596	$398,251	$(1,832)	$938,095
Issuance of shares pursuant to various stock plans	49,559		1,098			1,098
Stock-based compensation			1,967			1,967
Issuance of Hope stock options in exchange for Wilshire stock options			3,370			3,370
Issuance of shares in exchange for Wilshire common stock	55,493,726	55	852,884			852,939
Cash dividends declared on common stock				(26,264)		(26,264)
Comprehensive income:
Net income				73,117		73,117
Other comprehensive income					10,249	10,249
BALANCE, SEPTEMBER 30, 2016	135,109,641	$135	$1,400,915	$445,104	$8,417	$1,854,571

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES (net of acquisition)
Net income	$73,117	$69,390
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(1,574)	(2,878)
Stock-based compensation expense	1,967	889
Provision for loan losses	8,200	3,100
Valuation adjustment of OREO	1,025	1,145
Change in deferred income taxes, net	5,183	2,225
Proceeds from sales of loans held for sale	127,467	120,352
Originations of loans held for sale	(156,908)	(107,895)
Net gains on sales of SBA and other loans	(6,609)	(9,806)
Additions in servicing assets	(2,472)	(3,570)
Net change in BOLI	(1,032)	(814)
Loss on disposal of equipment	2,449	64
Net gains on sales of securities available for sale	(948)	(424)
Net loss (gain) on sales of OREO	97	(516)
Change in accrued interest receivable	256	(347)
Change in investments in affordable housing partnership	3,057	1,022
Change in other assets	(3,369)	(2,658)
Change in accrued interest payable	1,092	376
Change in other liabilities	(18,467)	10,842
Net cash provided by operating activities	32,531	80,497
CASH FLOWS FROM INVESTING ACTIVITIES (net of acquisition)
Net change in loans receivable	(500,329)	(407,095)
Proceeds from sales of securities available for sale	217,077	22,510
Proceeds from sales of OREO	12,196	7,122
Proceeds from sales of other loans held for sale	—	7,438
Proceeds from sales and disposals of equipment	—	7
Purchase of premises and equipment	(10,788)	(9,419)
Purchase of securities available for sale	(428,867)	(310,572)
Purchases of other investments	(1,960)	(40,651)
Purchase of FHLB stock	(30)	(150)
Redemption of FHLB stock	12,084	9,510
Proceeds from matured or paid-down securities available for sale and other investments	167,101	108,287
Net cash received from acquisition - Wilshire Bancorp, Inc.	100,124	—
Purchases of investments in affordable housing partnerships	—	(11,055)
Net cash used in investing activities	(433,392)	(624,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	551,541	335,571
Cash dividends paid on Common Stock	(26,264)	(24,657)
Proceeds from FHLB advances	725,000	250,000
Repayment of FHLB advances	(705,000)	(200,000)
Issuance of additional stock pursuant to various stock plans	1,098	(21)
Tax effects of issuance of shares from various stock plans	—	43
Redemption of common stock warrant	—	(1,150)
Net cash provided by financing activities	546,375	359,786
NET CHANGE IN CASH AND CASH EQUIVALENTS	145,514	(183,785)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	298,389	462,160
CASH AND CASH EQUIVALENTS, END OF PERIOD	$443,903	$278,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$36,700	$29,037
Income taxes paid	$48,378	$41,334
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$4,823	$7,759
Transfer from loans receivable to other loans held for sale	$795	$6,881
Assets acquired from Wilshire	$4,627,636	$—
Liabilities assumed from Wilshire	$4,130,342	$—
Equity issued in consideration for Wilshire	$856,309	$—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Effective at the close of business on July 29, 2016, Hope Bancorp, Inc. (previously known as BBCN Bancorp, Inc., the “Company”) completed its previously-announced merger with Wilshire Bancorp, Inc. (“Wilshire”) pursuant to the Agreement and Plan of Merger, dated as of December 7, 2015, by and between the Company and Wilshire (the “Merger Agreement”). On the date of the acquisition, Wilshire merged with and into the Company, with Company being the surviving corporation (the “Merger”). On the date of the Merger, the Company changed its name to “Hope Bancorp, Inc.” and changed its ticker symbol to “HOPE”. This quarterly report on Form 10-Q covers the interim period ended September 30, 2016.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”, previously known as BBCN Bank). As of September 30, 2016, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, as well as loan production offices in Atlanta, Annandale, Dallas, Denver, Portland, Seattle, and Northern California. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The condensed consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, consisting solely of normal accruals, that in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, the determination of the carrying value for cash surrender value of life insurance, the determination of the carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments, and the valuation of servicing assets.
The assets acquired and liabilities assumed from Wilshire were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the date of acquisition. These fair value estimates are considered provisional, as additional analysis may be performed on certain assets and liabilities in which fair values are primarily determined through the use of inputs that are not observable from market-based information. Management may further adjust the provisional fair values for a period of up to one year from the date of the acquisition. Any adjustment made to provisional amounts will be recorded in the reporting period in which the adjustment is recognized and will not be applied retrospectively as stated in ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The assets and liabilities that continue to be provisional include fixed asset, loans, intangible assets, OREO, deferred tax assets, accrued assets and liabilities, and the residual effects that the adjustments would have on goodwill.
These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements:
In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 provides clarity and simplification to the transition guidance from the previously issued ASU 2014-09. The amendment provides narrow scope improvements to assessing the collectability criterion, the presentation of sales and other similar taxes, non-cash consideration, contract modifications, completed contracts, and technical corrections. ASU 2106-12 becomes effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on classification and presentation of certain cash receipts and cash payments on an institution’s statement of cash flows. The amendment aims to reduce the diversity in practice with respects to certain types of cash flows. ASU 2016-15 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

3.	Business Combinations
The Company applies the acquisition method of accounting for business combinations, including the acquisition of Wilshire under ASC 805 “Business Combinations”. Under the acquisition method of accounting, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred as merger and integration expense.
Acquisition of Wilshire Bancorp, Inc.
On July 29, 2016, the Company completed the acquisition of Wilshire Bancorp, Inc. (“Wilshire”), the holding company of Wilshire Bank. The Company acquired Wilshire in order to expand its network of branch locations and to provide enhanced products and services to our customers. Wilshire’s primary subsidiary, Wilshire Bank, previously operated thirty-five branches located in California, New York, New Jersey, Texas, Georgia, and Alabama. Approximately $4.63 billion in assets were acquired through the transaction including $3.80 billion loans receivable and $3.81 billion in deposits. Subsequent to the acquisition, the Bank now operates 85 branches in nine difference states throughout the United States and also has loan production offices throughout the Unites States and a representative office in Seoul, Korea.
Under the terms of the acquisition agreement, Wilshire shareholders received 0.7034 shares of Hope Bancorp common stock for each share of Wilshire common stock owned. As a result, 55.5 million shares of Hope Bancorp common stock were issued to Wilshire shareholders in addition to $3.1 thousand that was paid for fractional shares. In addition, the Company issued Hope stock options and restricted stock in exchange for Wilshire stock options and restricted stock outstanding at July 29, 2016 under substantially the same terms as were applicable immediately prior to the merger, subject to adjustment for the exchange ratio. Total consideration for the acquisition was $856.3 million.

The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration Paid:
Hope common stock issued in exchange for Wilshire common stock	$852,939
Cash paid for fractional shares	3
Hope stock options issued in exchange Wilshire stock options	3,370
Total consideration paid	$856,312

Assets Acquired:
Cash and cash equivalents	$100,127
Investment securities available for sale	478,938
Loans receivable	3,800,807
FRB and FHLB stock	16,539
OREO	14,866
Premises and equipment	16,812
Bank owned life insurance	25,240
Servicing assets	16,203
Low income housing tax credit investments	47,111
Core deposit intangibles	18,138
Deferred tax assets, net	15,373
Other assets	77,482
Liabilities Assumed:
Deposits	(3,812,367)
Borrowings	(206,282)
Subordinated debentures	(56,942)
Other liabilities	(54,751)
Total identifiable net assets	$497,294
Excess of consideration paid over fair value of net assets acquired (goodwill)	$359,018
The fair value estimates above are considered provisional and additional analysis may be performed. Fair values are primarily determined through the use of inputs that are not observable from market-based information. Management may further adjust the provisional fair values for a period of up to one year from the date of the acquisition. Any adjustment to provisional amounts will be applied prospectively. The assets and liabilities that continue to be provisional include fixed asset, loans, intangible assets, OREO, deferred tax assets, accrued assets and liabilities, and the residual effects that the adjustments would have on goodwill.
Acquired Loans
The fair value of loans were estimated on an individual basis based on the characteristics for each loan. A discounted cash flow analysis was used to project cash flows for each loan using assumptions for rate, remaining maturity, prepayment speeds, projected default probabilities, loss give defaults, and estimate of prevailing discount rates. The following table presents loans acquired from Wilshire with deteriorated credit quality as of the date of acquisition included as loans receivable in the table above:

Fair Value At July 29, 2016
(In thousands)
Contractually required principal and interest at acquisition	$292,380
Contractual cash flows not expected to be collected (nonaccretable discount)	(40,560)
Expected cash flows at acquisition	251,820
Interest component of expected cash flows (accretable discount)	(8,713)
Fair value of acquired impaired loans	$243,107

The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition at September 30, 2016 were $4.58 billion and $3.88 billion, respectively, for loan acquired from Wilshire.
Pro Forma Information
The operating results for Wilshire from the date of acquisition through September 30, 2016 are included in the Condensed Consolidated Statement of Income for 2016. The following unaudited combined pro forma information presents the operating results for the three and nine months ended September 30, 2016 and 2015, as if the Wilshire acquisition had occurred on January 1, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Net interest income	$114,530	$113,687	$343,829	$335,598
Provision for loan losses	6,500	1,300	8,500	3,800

Non interest income	18,119	22,754	55,751	71,108
Non interest expense	66,605	65,135	192,728	191,839

Income before tax provision	59,544	70,006	198,352	211,067
Tax provision	25,008	29,403	83,308	88,648
Net income	$34,536	$40,603	$115,044	$122,419

Pro forma earnings per share:
Basic	$0.26	$0.30	$0.85	$0.91
Diluted	$0.26	$0.30	$0.85	$0.91
The above pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisitions occurred at January 1, 2015, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings or income synergies as a result of the acquisitions. In addition, merger-related costs, including those incurred by Wilshire, of $19.1 million for the three months ended September 30, 2016, and $22.8 million for the nine months ended September 30, 2016, were not included in the pro forma information. These pro forma results require significant estimates and judgments particularly as it relates to the valuation and accretion of income associated with acquired loans.

Acquisition-Related Expenses
The following table presents acquisition-related expenses associated with the acquisition Wilshire and other previous acquisitions which were reflected in the Condensed Consolidated Statements of Income in merger and integration expense. These expenses are comprised primarily of salaries and benefits, professional services, and other noninterest expense related to prior acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Wilshire	$11,198	$—	$13,890	$—
Other	24	24	72	102
Total merger related expenses	$11,222	$24	$13,962	$102

Federally Assisted Acquisition of Mirae Bank
The FDIC placed Mirae Bank (“Mirae”) under receivership upon Mirae’s closure by the California Department of Business Oversight (“DBO”) at the close of business on June 26, 2009. Wilshire purchased substantially all of Mirae’s assets and assumed all of Mirae’s deposits and certain other liabilities. Further, the Company entered into loss sharing agreements with the FDIC in connection with the Mirae acquisition. In June, 2014, the remaining loss-share agreement with the FDIC related to losses expired. As such, losses on loans acquired from Mirae Bank are no longer covered by the FDIC. However, recoveries will still be shared with the FDIC until June 2017.
4.     Stock-Based Compensation
The Company has a stock-based incentive plan (the “2007 Plan”) to award equity as form of compensation. The 2007 Plan, approved by the Company’s stockholders on May 31, 2007, was amended and restated on July 25, 2007 and again on December 1, 2011. The 2007 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees, and consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
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
The Company has another stock-based incentive plan, the 2016 Stock Incentive Plan, adopted September 1, 2016. Stock options and restricted stock were assumed from the acquisition of Wilshire at substantially the same terms as those prior to the acquisition after applying the exchange ratio of 0.7034. These stock awards were issued to former Wilshire employees and directors through the 2016 Plan. The 2016 Plan provides for the granting of incentive stock option, stock appreciation right, and restricted stock award to officers, employees, and consultants. The plan has 2,400,000 shares available for grant to participants. The option prices of all options granted under the 2016 Plan may not be less than 100% of the fair market value at the date of grant. All options not exercised generally expire ten years after the date of grant.
Under the 2007 Plan and 2016 Plan, 1,369,416 shares were available for future grants as of September 30, 2016.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 Plan and 2016 Plan for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2016	457,851	$19.29
Granted	1,281,552	13.89
Exercised	(76,669)	14.33
Expired	(27,276)	19.96
Forfeited	(4,395)	14.79
Outstanding - September 30, 2016	1,631,063	$15.28	6.85	$4,497,563
Options exercisable - September 30, 2016	886,930	$13.91	4.62	$4,391,041

The following is a summary of restricted stock and performance unit activity under the 2007 Plan and 2016 Plan for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2016	107,049	$13.72
Granted	424,908	16.56
Vested	(106,681)	14.66
Forfeited	(11,536)	13.23
Outstanding - September 30, 2016	413,740	$16.27

The total fair value of restricted performance units vested for the nine months ended September 30, 2016 and 2015 was $1.7 million and $746 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $1.9 million and $261 thousand for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, $2.0 million and $889 thousand, respectively, of stock-based payment arrangements were charged against income.
The income tax benefit recognized was $761 thousand and $107 thousand for the three months ended September 30, 2016 and 2015, respectively, and the amount recognized was $821 thousand and $359 thousand for the nine months ended September 30, 2016 and 2015, respectively.
At September 30, 2016, the unrecognized compensation expense related to non-vested stock option grants was $2.2 million which is expected to be recognized over a weighted average vesting period of 3.55 years. At September 30, 2016, the unrecognized compensation expense related to non-vested restricted units and performance units was $6.3 million which is expected to be recognized over a weighted average vesting period of 2.97 years.

5.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended September 30, 2016, stock options and restricted shares awards for 609,186 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive. For the nine months ended September 30, 2016, stock options and restricted share awards of 559,790 shares were excluded in computing diluted earnings per share because they were anti-dilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 19,703 shares and 19,151 shares of common stock were anti-dilutive and excluded for the three and nine months ended September 30, 2016 and 2015, respectively.
The following tables show the computation of basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016			2015
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$26,105	116,622,920	$0.22	$25,092	79,552,873	$0.32
Effect of dilutive securities:
Stock options and restricted stock		328,154			31,663
Diluted EPS - common stock	$26,105	116,951,074	$0.22	$25,092	79,584,536	$0.32

	Nine Months Ended September 30,
	2016			2015
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$73,117	91,940,070	$0.80	$69,390	79,545,681	$0.87
Effect of dilutive securities:
Stock options and restricted stock		326,175			26,828
Common stock warrants		—			33,715
Diluted EPS - common stock	$73,117	92,266,245	$0.79	$69,390	79,606,224	$0.87

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Debt securities	$12,009	$17	$—	$12,026
Collateralized mortgage obligations	714,877	5,138	(768)	719,247
Mortgage-backed securities	708,968	9,165	(573)	717,560
Corporate securities	19,637	9	(768)	18,878
Municipal bonds	75,398	2,137	(6)	77,529
Total debt securities	1,530,889	16,466	(2,115)	1,545,240
Mutual funds	13,425	54	—	13,479
Total investment securities available-for-sale	$1,544,314	$16,520	$(2,115)	$1,558,719

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$454,096	$839	$(4,955)	$449,980
Mortgage-backed securities	497,889	3,003	(2,845)	498,047
Corporate securities	4,545	—	(796)	3,749
Municipal bonds	44,105	1,406	—	45,511
Total debt securities	1,000,635	5,248	(8,596)	997,287
Mutual funds	13,425	—	(156)	13,269
Total investment securities available-for-sale	$1,014,060	$5,248	$(8,752)	$1,010,556

As of September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
For the three months ended September 30, 2016 and 2015, $2.8 million of unrealized losses and $7.6 million of unrealized gains, respectively, were included in accumulated other comprehensive income (loss). For the nine months ended September 30, 2016 and 2015, $19.3 million of unrealized gains and $4.4 million of unrealized gains, respectively, were included in accumulated other comprehensive income (loss). A total of $948 thousand and $424 thousand of net gains on sales of securities were reclassified out of accumulated other comprehensive income (loss) into earnings for the nine months ended September 30, 2016 and 2015, respectively.
The fair value of investments sold and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Fair value of investments sold	$217,077	$—	$217,077	$22,510
Gross gains	1,032	—	1,032	424
Gross losses	(84)	—	(84)	—

The amortized cost and estimated fair value of investment securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$22,090	$22,107
Due after one year through five years	12,628	12,935
Due after five years through ten years	37,157	38,512
Due after ten years	35,169	34,879
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	714,877	719,247
Mortgage-backed securities	708,968	717,560
Mutual funds	13,425	13,479
	$1,544,314	$1,558,719

Securities with carrying values of approximately $414.2 million and $359.6 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following tables show our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of September 30, 2016
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	14	$156,248	$(428)	4	$39,250	$(340)	18	$195,498	$(768)
Mortgage-backed securities*	7	124,583	(573)	—	—	—	7	124,583	(573)
Corporate securities	—	—	—	1	3,787	(768)	1	3,787	(768)
Municipal bonds	2	1,073	(6)	—	—	—	2	1,073	(6)
Mutual funds	—	—	—	—	—	—	—	—	—
	23	$281,904	$(1,007)	5	$43,037	$(1,108)	28	$324,941	$(2,115)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2015
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	31	$300,202	$(2,611)	8	$70,857	$(2,344)	39	$371,059	$(4,955)
Mortgage-backed securities*	28	247,160	(1,487)	3	27,947	(1,358)	31	275,107	(2,845)
Corporate securities	—	—	—	1	3,750	(796)	1	3,750	(796)
Municipal bonds	1	127	—	—	—	—	1	127	—
Mutual funds	1	13,269	(156)	—	—	—	1	13,269	(156)
	61	$560,758	$(4,254)	12	$102,554	$(4,498)	73	$663,312	$(8,752)
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
The Company has certain collateralized mortgage obligations, mortgage-backed securities, and corporate securities that were in a continuous unrealized loss position for twelve months or longer as of September 30, 2016. The corporate securities at September 30, 2016 had a total amortized cost of $19.6 million and an unrealized loss of $768 thousand at September 30, 2016. The last of the corporate securities are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the issuer. The collateralized mortgage obligations and mortgage-backed securities in a continuous loss position for twelve months or longer had an unrealized loss of $340 thousand and $0 thousand, respectively at September 30, 2016. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on the corporate securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the corporate securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that were in an unrealized loss position at September 30, 2016.
The Company considers the losses on the investments in unrealized loss positions at September 30, 2016 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	September 30, 2016	December 31, 2015
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$60,280	$33,797
Commercial & industrial	7,887,734	4,912,655
Construction	210,857	123,030
Total real estate loans	8,158,871	5,069,482
Commercial business	1,829,785	980,153
Trade finance	182,128	99,163
Consumer and other	392,608	102,573
Total loans outstanding	10,563,392	6,251,371
Deferred loan fees	(2,195)	(3,030)
Loans receivable	10,561,197	6,248,341
Allowance for loan losses	(79,976)	(76,408)
Loans receivable, net of allowance for loan losses	$10,481,221	$6,171,933

The loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method (“Legacy Loans”) and previously acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses (“Acquired Loans”). Acquired Loans are further segregated between Purchased Credit Impaired Loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30, or “PCIs”) and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or “non-PCIs”).
The following table presents changes in the accretable discount on the PCI loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$20,150	$21,389	$23,777	$24,051
Additions due to acquisitions during the period	8,713	—	8,713	—
Accretion	(2,630)	(2,978)	(8,133)	(9,211)
Changes in expected cash flows	40	7,042	1,916	10,613
Balance at end of period	$26,273	$25,453	$26,273	$25,453
On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the PCI loans is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income; 2) indices for variable rates of interest on PCI loans may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2016
Balance, beginning of period	$43,666	$16,576	$2,449	$926	$12,607	$148	$—	$53	$76,425
Provision (credit) for loan losses	(2,474)	7,444	(32)	970	527	72	—	(7)	6,500
Loans charged off	(132)	(3,219)	—	(162)	(435)	(10)	—	—	(3,958)
Recoveries of charge offs	432	539	—	2	8	27	—	1	1,009
Balance, end of period	$41,492	$21,340	$2,417	$1,736	$12,707	$237	$—	$47	$79,976
Nine Months Ended September 30, 2016
Balance, beginning of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
Provision (credit) for loan losses	(2,318)	9,792	(1,175)	1,370	633	(82)	—	(20)	8,200
Loans charged off	(151)	(5,845)	—	(278)	(758)	(43)	—	—	(7,075)
Recoveries of charge offs	1,132	1,061	—	88	9	148	—	5	2,443
Balance, end of period	$41,492	$21,340	$2,417	$1,736	$12,707	$237	$—	$47	$79,976

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2015
Balance, beginning of period	$36,996	$15,778	$1,760	$1,029	$13,991	$500	$—	$64	$70,118
Provision (credit) for loan losses	2,261	(266)	(86)	(470)	(729)	(110)	—	—	600
Loans charged off	(29)	(802)	(300)	(616)	(11)	(14)	—	(7)	(1,779)
Recoveries of charge offs	383	1,083	—	479	163	58	—	5	2,171
Balance, end of period	$39,611	$15,793	$1,374	$422	$13,414	$434	$—	$62	$71,110
Nine Months Ended September 30, 2015
Balance, beginning of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758
Provision (credit) for loan losses	(136)	(1,038)	(794)	50	4,861	152	—	5	3,100
Loans charged off	(272)	(1,701)	(1,288)	(629)	(183)	(271)	—	(11)	(4,355)
Recoveries of charge offs	1,244	2,546	—	574	163	68	—	12	4,607
Balance, end of period	$39,611	$15,793	$1,374	$422	$13,414	$434	$—	$62	$71,110

The following tables disaggregate the allowance for loan losses and the loans outstanding by impairment methodology and general valuation methodology at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,916	$5,397	$1,413	$61	$107	$195	$—	$—	$9,089
Collectively evaluated for impairment	39,576	15,943	1,004	1,675	548	42	—	47	58,835
PCI loans	—	—	—	—	12,052	—	—	—	12,052
Total	$41,492	$21,340	$2,417	$1,736	$12,707	$237	$—	$47	$79,976

Loans outstanding:
Individually evaluated for impairment	$62,609	$40,321	$8,439	$1,047	$14,153	$1,106	$—	$436	$128,111
Collectively evaluated for impairment	5,203,707	1,043,856	81,681	153,399	2,671,162	670,823	86,401	221,310	10,132,339
PCI loans	—	—	—	—	207,239	73,679	5,608	16,416	302,942
Total	$5,266,316	$1,084,177	$90,120	$154,446	$2,892,554	$745,608	$92,009	$238,162	$10,563,392

	December 31, 2015
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,663	$4,188	$2,603	$—	$225	$128	$—	$—	$8,807
Collectively evaluated for impairment	41,166	12,144	989	556	616	86	—	62	55,619
PCI loans	—	—	—	—	11,982	—	—	—	11,982
Total	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408

Loans outstanding:
Individually evaluated for impairment	$63,376	$40,352	$12,548	$812	$19,109	$1,235	$—	$658	$138,090
Collectively evaluated for impairment	4,717,300	896,041	86,615	60,570	200,753	22,660	—	20,533	6,004,472
PCI loans	—	—	—	—	68,944	19,865	—	20,000	108,809
Total	$4,780,676	$936,393	$99,163	$61,382	$288,806	$43,760	$—	$41,191	$6,251,371

As of September 30, 2016 and December 31, 2015, the reserve for unfunded commitments recorded in other liabilities was $2.8 million and $2.0 million, respectively. For the three months ended September 30, 2016 and 2015, the recognized provisions for credit losses related to unfunded commitments was $270 thousand and $220 thousand, respectively. For the nine months ended September 30, 2016 and 2015, the recognized provision for credit losses (benefits) related to unfunded commitments was $(191) thousand and $74 thousand, respectively.

The recorded investment in individually impaired loans was as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
With allocated allowance
Without charge off	$68,989	$77,922
With charge off	1,124	155
With no allocated allowance
Without charge off	54,877	57,585
With charge off	3,121	2,428
Allowance on impaired loans	(9,089)	(8,807)
Impaired loans, net of allowance	$119,022	$129,283

The following tables detail impaired loans (legacy and acquired loans that became impaired subsequent to being acquired) as of September 30, 2016 and December 31, 2015, for the three and nine months ended September 30, 2016 and 2015, and for the year ended December 31, 2015. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of September 30, 2016			For the Nine Months Ended September 30, 2016		For the Three Months Ended September 30, 2016
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,004	2,289	81	1,711	—	1,711	—
Hotel & motel	1,315	1,315	115	2,965	48	1,320	16
Gas station & car wash	1,046	1,058	292	1,051	28	1,052	9
Mixed use	207	734	26	386	5	208	2
Industrial & warehouse	537	537	—	551	18	542	6
Other	22,755	23,000	1,509	23,968	776	23,474	259
Real estate—construction	—	—	—	—	—	—	—
Commercial business	33,409	34,068	5,592	34,147	821	32,553	296
Trade finance	8,439	8,468	1,413	8,390	237	6,465	70
Consumer and other	401	401	61	338	2	548	1
	$70,113	$71,870	$9,089	$73,507	$1,935	$67,873	$659
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	9,610	10,082	—	10,243	296	9,381	95
Hotel & motel	9,815	14,201	—	8,813	163	9,776	54
Gas station & car wash	4,750	7,327	—	4,760	75	4,855	25
Mixed use	2,075	2,354	—	2,279	28	2,195	9
Industrial & warehouse	10,703	11,027	—	10,396	268	10,905	89
Other	10,645	12,214	—	11,312	177	9,912	59
Real estate—construction	1,300	1,441	—	1,328	—	1,300	—
Commercial business	8,018	10,247	—	11,030	79	13,111	26
Trade finance	—	—	—	1,113	—	2,225	—
Consumer and other	1,082	1,142	—	1,014	23	800	7
	$57,998	$70,035	$—	$62,288	$1,109	$64,460	$364
Total	$128,111	$141,905	$9,089	$135,795	$3,044	$132,333	$1,023

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Nine Months Ended September 30, 2015		For the Three Months Ended September 30, 2015
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	3,767	42	3,128	14
Hotel & motel	11,966	378	11,440	126
Gas station & car wash	1,535	44	1,711	15
Mixed use	481	—	481	—
Industrial & warehouse	4,467	127	4,418	42
Other	9,581	409	10,317	137
Real estate—construction	—	—	—	—
Commercial business	31,856	925	29,856	304
Trade finance	4,625	159	4,741	51
Consumer and other	157	—	307	—
	$68,435	$2,084	$66,399	$689
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	10,648	348	10,503	117
Hotel & motel	6,171	30	6,421	10
Gas station & car wash	3,668	50	4,091	17
Mixed use	2,373	28	2,953	9
Industrial & warehouse	10,491	235	9,064	79
Other	8,382	133	8,143	45
Real estate—construction	1,099	—	698	—
Commercial business	8,387	186	8,817	59
Trade finance	1,232	—	827	—
Consumer and other	1,138	20	1,191	7
	$53,589	$1,030	$52,708	$343
Total	$122,024	$3,114	$119,107	$1,032

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of September 30, 2016			For the Nine Months Ended September 30, 2016		For the Three Months Ended September 30, 2016
Impaired acquired loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,734	2,019	73	1,277	—	1,386	—
Hotel & motel	—	—	—	—	—	—	—
Gas station & car wash	—	—	—	254	—	—	—
Mixed use	138	138	2	316	5	139	2
Industrial & warehouse	—	—	—	—	—	—	—
Other	341	346	32	324	13	344	4
Real estate—construction	—	—	—	—	—	—	—
Commercial business	366	412	195	486	—	396	—
Trade finance	—	—	—	—	—	—	—
Consumer and other	—	—	—	40	—	80	—
	$2,579	$2,915	$302	$2,697	$18	$2,345	$6
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,707	1,748	—	2,333	72	2,095	21
Hotel & motel	4,911	7,253	—	5,933	10	4,983	3
Gas station & car wash	1,586	1,824	—	1,490	75	1,589	25
Mixed use	61	73	—	219	—	166	—
Industrial & warehouse	991	1,251	—	1,075	7	1,038	2
Other	2,684	5,284	—	3,520	39	3,215	13
Real estate—construction	—	—	—	—	—	—	—
Commercial business	740	1,122	—	690	13	707	4
Trade finance	—	—	—	—	—	—	—
Consumer and other	436	487	—	459	7	361	2
	$13,116	$19,042	$—	$15,719	$223	$14,154	$70
Total	$15,695	$21,957	$302	$18,416	$241	$16,499	$76

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Nine Months Ended September 30, 2015		For the Three Months Ended September 30, 2015
Impaired acquired loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	2,001	42	1,875	14
Hotel & motel	—	—	—	—
Gas station & car wash	1,303	44	1,368	15
Mixed use	352	—	352	—
Industrial & warehouse	90	—	—	—
Other	920	12	799	4
Real estate—construction	—	—	—	—
Commercial business	697	12	682	4
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
	$5,363	$110	$5,076	$37
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	2,215	79	2,060	26
Hotel & motel	5,608	15	5,661	5
Gas station & car wash	516	18	512	6
Mixed use	195	—	278	—
Industrial & warehouse	1,311	7	1,142	2
Other	4,234	47	3,977	16
Real estate—construction	—	—	—	—
Commercial business	948	45	875	12
Trade finance	—	—	—	—
Consumer and other	622	5	621	2
	$15,649	$216	$15,126	$69
Total	$21,012	$326	$20,202	$106

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2015			For the Year Ended December 31, 2015
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,871	1,984	230	3,388	—
Hotel & motel	4,697	4,707	158	10,512	230
Gas station & car wash	1,569	1,625	47	1,542	59
Mixed use	564	1,087	13	498	9
Industrial & warehouse	563	563	—	3,686	25
Other	24,603	24,851	1,440	12,585	1,110
Real estate—construction	—	—	—	—	—
Commercial business	31,527	31,832	4,316	31,790	998
Trade finance	12,548	12,548	2,603	6,209	527
Consumer and other	135	135	—	153	7
	$78,077	$79,332	$8,807	$70,363	$2,965
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	11,305	12,051	—	10,779	464
Hotel & motel	7,592	10,180	—	6,455	93
Gas station & car wash	3,754	6,435	—	3,685	107
Mixed use	2,382	2,604	—	2,375	51
Industrial & warehouse	8,967	10,608	—	10,186	254
Other	13,250	14,234	—	9,355	362
Real estate—construction	1,369	1,470	—	1,153	—
Commercial business	10,059	12,063	—	8,722	345
Trade finance	—	—	—	986	—
Consumer and other	1,335	1,431	—	1,177	26
	$60,013	$71,076	$—	$54,873	$1,702
Total	$138,090	$150,408	$8,807	$125,236	$4,667

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2015			For the Year Ended December 31, 2015
Impaired acquired loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,171	1,173	197	1,835	—
Hotel & motel	—	—	—	—	—
Gas station & car wash	1,017	1,062	6	1,246	59
Mixed use	494	491	5	380	9
Industrial & warehouse	—	—	—	72	—
Other	306	306	17	797	16
Real estate—construction	—	—	—	—	—
Commercial business	566	645	128	671	15
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$3,554	$3,677	$353	$5,001	$99
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,642	2,756	—	2,301	105
Hotel & motel	7,014	9,303	—	5,889	73
Gas station & car wash	1,188	1,299	—	651	64
Mixed use	273	282	—	210	13
Industrial & warehouse	1,127	1,298	—	1,275	9
Other	3,876	4,615	—	4,162	53
Real estate—construction	—	—	—	—	—
Commercial business	668	1,039	—	892	55
Trade finance	—	—	—	—	—
Consumer and other	658	748	—	629	7
	$17,446	$21,340	$—	$16,009	$379
Total	$21,000	$25,017	$353	$21,010	$478

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present past due loans by the number of days past due as of September 30, 2016 and December 31, 2015 by class of loans:

	As of September 30, 2016
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	729		—	729	1,923	2,652
Hotel & motel	—	388	—	388	973	1,361
Gas station & car wash	—	—	—	—	3,382	3,382
Mixed use	—	—	—	—	1,327	1,327
Industrial & warehouse	106	—	—	106	1,944	2,050
Other	1,291	164	—	1,455	4,290	5,745
Real estate—construction	—	—	—	—	1,300	1,300
Commercial business	985	460	—	1,445	11,608	13,053
Trade finance	359	—	—	359	3,275	3,634
Consumer and other	110	88	192	390	531	921
Subtotal	$3,580	$1,100	$192	$4,872	$30,553	$35,425
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,730	—	—	1,730	1,781	3,511
Hotel & motel	—	—	—	—	4,643	4,643
Gas station & car wash	—	1,007	—	1,007	(123)	884
Mixed use	—	—	—	—	61	61
Industrial & warehouse	435	—	—	435	857	1,292
Other	589	—	—	589	1,697	2,286
Real estate—construction	—	—	—	—	—	—
Commercial business	696	162	—	858	859	1,717
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	274	274
Subtotal	$3,450	$1,169	$—	$4,619	$10,049	$14,668
TOTAL	$7,030	$2,269	$192	$9,491	$40,602	$50,093

(1)	The Acquired Loans exclude PCI loans.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $14.1 million.

	As of December 31, 2015
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	574	—	—	574	2,383	2,957
Hotel & motel	854	—	—	854	318	1,172
Gas station & car wash	—	640	330	970	2,418	3,388
Mixed use	—	—	—	—	1,407	1,407
Industrial & warehouse	—	110	—	110	2,275	2,385
Other	—	—	—	—	2,930	2,930
Real estate—construction	—	—	—	—	1,369	1,369
Commercial business	905	770	—	1,675	13,393	15,068
Trade finance	—	—	—	—	1,731	1,731
Consumer and other	770	158	45	973	245	1,218
Subtotal	$3,103	$1,678	$375	$5,156	$28,469	$33,625
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,572	—	—	2,572	2,113	4,685
Hotel & motel	—	—	—	—	5,072	5,072
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	415	415
Industrial & warehouse	—	—	—	—	990	990
Other	—	—	—	—	2,684	2,684
Real estate—construction	—	—	—	—	—	—
Commercial business	310	39	—	349	476	825
Trade finance	—	—	—	—	—	—
Consumer and other	287	—	—	287	582	869
Subtotal	$3,169	$39	$—	$3,208	$12,332	$15,540
TOTAL	$6,272	$1,717	$375	$8,364	$40,801	$49,165

(1)	The Acquired Loans exclude PCI loans.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $18.7 million.

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans and the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. The loans may be classified as nonaccrual if the timing and amount of future cash flows is not reasonably estimable.
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

•
Substandard: Loans that are inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. Loans in this classification have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Doubtful/Loss: Loans that have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the risk rating for Legacy and Acquired Loans as of September 30, 2016 and December 31, 2015 by class of loans:

	As of September 30, 2016
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$32,124	$2,901	$—	$—	$35,025
Real estate—commercial
Retail	1,279,197	14,325	13,372	—	1,306,894
Hotel & motel	1,182,036	12,436	7,513	—	1,201,985
Gas station & car wash	651,456	8,430	3,381	—	663,267
Mixed use	364,631	613	1,491	—	366,735
Industrial & warehouse	477,787	29,041	14,435	—	521,263
Other	951,764	32,444	34,106	—	1,018,314
Real estate—construction	139,148	12,385	1,300	—	152,833
Commercial business	995,315	49,615	39,106	141	1,084,177
Trade finance	74,780	5,951	9,389	—	90,120
Consumer and other	153,153	148	845	300	154,446
Subtotal	$6,301,391	$168,289	$124,938	$441	$6,595,059
Acquired Loans:
Real estate—residential	$23,432	$1,822	$—	$—	$25,254
Real estate—commercial
Retail	782,362	14,871	16,021	—	813,254
Hotel & motel	338,076	10,466	17,160	—	365,702
Gas station & car wash	256,208	7,618	12,024	—	275,850
Mixed use	120,890	8,654	9,262	8	138,814
Industrial & warehouse	338,183	35,762	11,406	338	385,689
Other	780,525	19,940	29,503	—	829,968
Real estate—construction	58,023	—	—	—	58,023
Commercial business	680,304	40,310	24,612	382	745,608
Trade finance	86,402	163	5,444	—	92,009
Consumer and other	229,435	998	5,966	1,763	238,162
Subtotal	$3,693,840	$140,604	$131,398	$2,491	$3,968,333
Total	$9,995,231	$308,893	$256,336	$2,932	$10,563,392

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$32,543	$465	$—	$—	$33,008
Real estate—commercial
Retail	1,168,844	25,686	14,838	—	1,209,368
Hotel & motel	1,009,493	789	5,937	—	1,016,219
Gas station & car wash	610,749	6,192	3,758	—	620,699
Mixed use	326,902	1,191	2,610	—	330,703
Industrial & warehouse	461,938	10,099	11,966	—	484,003
Other	913,304	15,805	34,537	—	963,646
Real estate—construction	121,661	—	1,369	—	123,030
Commercial business	875,989	21,886	38,505	13	936,393
Trade finance	82,797	3,818	12,548	—	99,163
Consumer and other	60,549	14	812	7	61,382
Subtotal	$5,664,769	$85,945	$126,880	$20	$5,877,614
Acquired Loans:
Real estate—residential	$508	$281	$—	$—	$789
Real estate—commercial
Retail	91,076	2,364	14,926	—	108,366
Hotel & motel	21,306	4,339	13,835	—	39,480
Gas station & car wash	22,231	356	6,548	—	29,135
Mixed use	14,195	6,382	3,762	—	24,339
Industrial & warehouse	31,606	1,361	4,708	378	38,053
Other	38,311	366	9,967	—	48,644
Real estate—construction	—	—	—	—	—
Commercial business	27,413	1,149	14,835	363	43,760
Trade finance	—	—	—	—	—
Consumer and other	32,194	1,643	5,901	1,453	41,191
Subtotal	$278,840	$18,241	$74,482	$2,194	$373,757
Total	$5,943,609	$104,186	$201,362	$2,214	$6,251,371

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reclassification to held for sale	(In thousands)
Real estate - Commercial	$992	$—	$992	$685
Real estate - Construction	—	—	—	—
Commercial Business	—	—	—	—
Consumer	—	5,108	400	6,196
Total	$992	$5,108	$1,392	$6,881

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

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank’s general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a migration analysis methodology described above. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance on the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end. For PCI loans, a general loan loss allowance is provided to the extent that there has been credit deterioration since the date of acquisition.
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
The Company also establishes specific loss allowances for loans that have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by ASC 310-10-35-22, “Measurement of Impairment.” The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, management obtains a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, management either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, management recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Provision for loan losses on acquired loans for the three months ended September 30, 2016 was $591 thousand of which $478 thousand was related to PCI loans. Provision for loan losses for the nine months ended September 30, 2016 was $531 thousand for acquired loans of which $445 thousand was related to PCI loans.
The following table presents loans by portfolio segment and impairment method at September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$75,462	$1,300	$41,427	$8,439	$1,483	$128,111
Specific allowance	$—	$2,023	$—	$5,592	$1,413	$61	$9,089
Loss coverage ratio	N/A	2.7%	0.0%	13.5%	16.7%	4.1%	7.1%
Non-impaired loans	$60,280	$7,812,272	$209,557	$1,788,358	$173,689	$391,125	$10,435,281
General allowance	$106	$50,894	$1,176	$15,985	$1,004	$1,722	$70,887
Loss coverage ratio	0.2%	0.7%	0.6%	0.9%	0.6%	0.4%	0.7%
Total loans	$60,280	$7,887,734	$210,857	$1,829,785	$182,128	$392,608	$10,563,392
Total allowance for loan losses	$106	$52,917	$1,176	$21,577	$2,417	$1,783	$79,976
Loss coverage ratio	0.2%	0.7%	0.6%	1.2%	1.3%	0.5%	0.8%

	As of December 31, 2015
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$81,117	$1,369	$41,586	$12,548	$1,470	$138,090
Specific allowance	$—	$1,888	$—	$4,316	$2,603	$—	$8,807
Loss coverage ratio	N/A	2.3%	0.0%	10.4%	20.7%	0.0%	6.4%
Non-impaired loans	$33,797	$4,831,538	$121,661	$938,567	$86,615	$101,103	$6,113,281
General allowance	$230	$52,617	$917	$12,231	$989	$617	$67,601
Loss coverage ratio	0.7%	1.1%	0.8%	1.3%	1.1%	0.6%	1.1%
Total loans	$33,797	$4,912,655	$123,030	$980,153	$99,163	$102,573	$6,251,371
Total allowance for loan losses	$230	$54,505	$917	$16,547	$3,592	$617	$76,408
Loss coverage ratio	0.7%	1.1%	0.7%	1.7%	3.6%	0.6%	1.2%

Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At September 30, 2016, total modified loans were $72.5 million, compared to $72.2 million at December 31, 2015. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual status by type of concession as of September 30, 2016 and December 31, 2015 is presented below:

	As of September 30, 2016
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$11,288	$135	$—	$11,423	$3,788	$1,697	$—	$5,485	$16,908
Maturity / amortization concession	3,453	18,467	5,776	27,696	1,364	7,157	3,506	12,027	39,723
Rate concession	7,735	1,762	85	9,582	5,755	408	158	6,321	15,903
Principal forgiveness	—	—	—	—	—	—	—	—	—
	$22,476	$20,364	$5,861	$48,701	$10,907	$9,262	$3,664	$23,833	$72,534

	As of December 31, 2015
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$11,604	$375	$—	$11,979	$3,891	$2,410	$—	$6,301	$18,280
Maturity / amortization concession	4,009	18,192	5,311	27,512	1,583	6,818	2,297	10,698	38,210
Rate concession	7,215	1,278	—	8,493	6,445	641	166	7,252	15,745
Principal forgiveness	—	—	—	—	—	—	—	—	—
	$22,828	$19,845	$5,311	$47,984	$11,919	$9,869	$2,463	$24,251	$72,235
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at September 30, 2016 were comprised of 22 commercial real estate loans totaling $22.5 million, 25 commercial business loans totaling $20.4 million, and 7 other loans totaling $5.9 million. TDRs on accrual status at December 31, 2015 were comprised of 24 commercial real estate loans totaling $22.8 million, 28 commercial business loans totaling $19.8 million and 4 consumer and other loans totaling $5.3 million.  The Company expects that the TDRs on accrual status as of September 30, 2016, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $4.5 million and $5.7 million of specific reserves to TDRs as of September 30, 2016 and December 31, 2015, respectively.
The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	$—	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	1	845	836	1	845	836
Real estate - construction	—	—	—	—	—	—
Commercial business	4	265	314	12	11,465	8,178
Trade finance	—	—	—	1	2,199	1,439
Consumer and other	—	—	—	1	—	101
Subtotal	5	$1,110	$1,150	15	$14,509	$10,554
Acquired Loans:
Real estate—commercial
Retail	1	$1,377	$1,344	1	$1,377	$1,344
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	1	81	79	1	81	79
Real estate—construction	—	—	—	—	—	—
Commercial business	2	31	27	2	31	27
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	1	30	26
Subtotal	4	$1,489	$1,450	5	$1,519	$1,476
Total	9	$2,599	$2,600	20	$16,028	$12,030
The specific reserves for the TDRs that occurred during the three and nine months ended September 30, 2016 totaled $183 thousand and $2.9 million, respectively, and there were no charge offs for the three and nine months ended September 30, 2016, respectively.

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Loans	Balance	Number of Loans	Balance
(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Gas station & car wash	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	6	4,296	8	4,496
Trade finance	—	—	1	3,178
Consumer and other	—	—	—	—
Subtotal	6	$4,296	9	$7,674
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Gas station & car wash	—	—	—	—
Hotel & motel	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	—	—	—	—
Trade finance	—	—	—	—
Consumer and other	1	26	1	26
Subtotal	1	$26	1	$26
	7	$4,322	10	$7,700
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of September 30, 2016, the specific reserves totaled $1.0 million and $2.4 million for the TDRs that had payment defaults during the three and nine months ended September 30, 2016. The total charge offs for the TDRs that had payment defaults during the three and nine months ended September 30, 2016 were $85 thousand and $115 thousand, respectively.
There were six Legacy Loans that subsequently defaulted during the three and nine months ended September 30, 2016 that were modified as follows: two Commercial Business loans totaling $401 thousand were modified through payment concessions, three Commercial Business loans totaling $4.1 million were modified through maturity concessions, and one Trade Finance loan totaling $3.2 million was modified through maturity concession.
There was one Acquired Loan totaling $26 thousand that defaulted during the three and nine months ended September 30, 2016 that was modified through maturity concession.

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
Covered nonperforming assets totaled $2.7 million and $1.3 million at September 30, 2016 and December 31, 2015, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Covered loans on nonaccrual status	$370	$1,118
Covered OREO	2,306	220
Total covered nonperforming assets	$2,676	$1,338

Acquired covered loans	$18,622	$22,989
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of September 30, 2016 and December 31, 2015, and the outstanding principal balance as of September 30, 2016 and December 31, 2015 was $18.8 million and $3.8 million, respectively.

8.    Borrowings

The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets which was $2.08 billion at September 30, 2016, and $2.36 billion at December 31, 2015. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At September 30, 2016 and December 31, 2015, real estate secured loans with a carrying amount of approximately $3.46 billion and $3.13 billion, respectively, were pledged as collateral for borrowings from the FHLB. At September 30, 2016 and December 31, 2015, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.
At September 30, 2016 and December 31, 2015, FHLB advances totaled $754.7 million and $530.6 million, respectively, and had a weighted average interest rate of 1.19% and 1.15%, respectively, and had various maturities through July 2021. At September 30, 2016 and December 31, 2015, $20.3 million and $20.6 million, respectively, of the advances were putable advances with various putable dates and strike prices. The stated rate of FHLB advances as of September 30, 2016 ranged between 0.36% and 2.02%. At September 30, 2016, the Company had a remaining borrowing capacity of $1.32 billion.
At September 30, 2016, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$180,299	$180,299
Due after one year through five years	574,440	574,440
	$754,739	$754,739

Through the acquisition of Wilshire, the Company acquired three FHLB advances totaling $200.0 million with an average weighted rate of 1.82%. Two of these advances totaling $100.0 million was paid off on August 1, 2016. The remaining $100.0 million FHLB advance is a term advances maturing on September 23, 2019 with a fixed rate of 2.48%. The remaining acquired advance was acquired at a premium of $4.7 million with $4.4 million remaining at September 30, 2016.
As a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At September 30, 2016, the outstanding principal balance of the qualifying loans was $751.7 million, and the collateral value of investment securities was $1.1 million. There were no borrowings outstanding against this line as of September 30, 2016 and December 31, 2015.

9.    Subordinated Debentures
At September 30, 2016, the Company had nine wholly owned subsidiary grantor trusts that had issued $126 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and Debentures at September 30, 2016:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.00%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.53%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.81%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	2.50%	6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,593	Variable	3.53%	1/7/2034
Wilshire Statutory Trust II	3/17/2005	20,000	15,055	Variable	2.65%	3/17/2035
Wilshire Statutory Trust III	9/15/2005	15,000	10,547	Variable	2.25%	9/15/2035
Wilshire Statutory Trust IV	7/10/2007	25,000	17,138	Variable	2.23%	9/15/2037
Saehan Capital Trust I	3/30/2007	20,000	14,347	Variable	2.46%	6/30/2037
TOTAL ISSUANCE		$126,000	$99,548

The Company’s investment in the common trust securities of the issuer trusts of $4.0 million and $1.5 million at September 30, 2016 and December 31, 2015, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.
The Company acquired four subordinated debentures from the acquisition of Wilshire at the fair value of $56.9 million, which was net of purchase accounting discount of $25.5 million. The remaining discount on these debentures at September 30, 2016 was $25.4 million. All the acquired debentures are callable on quarterly basis.

10.    Derivative Financial Instruments

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

At September 30, 2016, the following interest rate swaps related to our loan hedging program were outstanding:

As of September 30, 2016
(Dollars in thousands)
Interest rate swaps on loans with loan customers
Notional amount	$198,776
Weighted average remaining term	7.4 years
Received fixed rate (weighted average)	4.27%
Pay variable rate (weighted average)	2.95%
Estimated fair value	$8,910
Back to back interest rate swaps with correspondent banks
Notional amount	$198,776
Weighted average remaining term	7.4 years
Received variable rate (weighted average)	2.95%
Pay fixed rate (weighted average)	4.27%
Estimated fair value	$(8,910)

Subsequent to the acquisition of Wilshire, the Company began to enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2016, we had approximately $34.2 million in interest rate lock commitments and $26.8 million in total forward sales commitments for the future delivery of residential mortgage loans. There were no interest rate lock commitments or forward sales commitments in quarters prior to the quarter ended September 30, 2016.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of September 30, 2016
(Dollars in Thousands)	Notional Amount	Fair Value
Assets:
Interest rate lock commitments	$23,687	$322
Forward sale contracts related to mortgage banking:	$8,123	$24

Liabilities:
Interest rate lock commitments	$3,165	$(18)
Forward sale contracts related to mortgage banking:	$18,729	$(64)

11.    Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2015, management assessed the qualitative factors related to goodwill for the year to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that the fair value of goodwill exceeded the carrying value and that the two-step impairment test was not needed. Goodwill is not amortized for book purposes and is not tax deductible.
The carrying amount of the Company’s goodwill as of September 30, 2016 and December 31, 2015 was $464.4 million, and $105.4 million, respectively. There was no impairment of goodwill during the three and nine months ended September 30, 2016 and 2015. Goodwill recorded in the third quarter of 2016 from the acquisition of Wilshire totaled $359.0 million.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $565 thousand and $267 thousand for the three months ended September 30, 2016 and 2015, respectively. The amortization expense related to core deposit intangible assets totaled $990 thousand and $801 thousand for the nine months ended September 30, 2016 and 2015. The following table provides information regarding the core deposit intangibles at September 30, 2016:

		As of September 30, 2016
	Amortization period	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(3,578)
Core deposit—PIB acquisition	7 years	603	(445)
Core deposit—Foster acquisition	10 years	2,763	(1,260)
Core deposit—Wilshire Bank acquisition	10 years	18,138	(353)
Total		$25,604	$(5,636)

The acquisition of the Wilshire on July 29, 2016 resulted in goodwill totaling $359.0 million and core deposits intangibles of $18.1 million. The core deposits intangibles from the acquisition of Wilshire represents 0.87% of core deposits and is currently scheduled to amortize for a period of 10 year ending 2026.
Servicing assets are recognized when SBA or residential mortgage loans are sold with servicing retained with the income statement effect recorded in net gains on sales of SBA and other loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate. The Company’s servicing costs approximates the industry average servicing costs. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.
The changes in servicing assets for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$12,193	$10,935	$12,000	$10,341
Additions through originations of servicing assets	385	1,381	2,472	3,570
Additions through acquisition of Wilshire	16,203	—	16,203	—
Amortization	(2,252)	(811)	(4,146)	(2,406)
Balance at end of period	$26,529	$11,505	$26,529	$11,505

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at September 30, 2016 and December 31, 2015 are presented below.

	September 30, 2016	December 31, 2015
	Range	Range
Weighted-average discount rate	5.54% ~ 6.07%	5.32% ~ 5.92%
Constant prepayment rate	7.20% ~ 9.00%	7.00% ~11.90%

12.    Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $3.6 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively that relate to uncertainties associated with federal and state income tax matters. Other than the accrued interest of $166 thousand related to uncertain tax positions from an acquired entity, the Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $376 thousand and $154 thousand for accrued interest and penalties (no portion was related to penalties) at September 30, 2016 and December 31, 2015, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $329 thousand in the next twelve months.
The statute of limitations for the assessment of income taxes related to the consolidated Federal income tax returns is closed for all tax years up to and including 2012. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2012 and 2013 tax years. Wilshire Bancorp, Inc., an acquired entity, is currently under examination by the California Franchise Tax Board (FTB) for the 2011, 2012, and 2013 tax years and by the New York State Department of Taxation and Finance for the 2011, 2012, 2013, and 2014 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2016.

13.    Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value. The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to ASC 820:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The quoted price shall not be adjusted for any blockage factor (i.e., size of the position relative to trading volume).
Level 2 - Pricing inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is determined through the use of models or other valuation methodologies, including the use of pricing matrices. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3 - Pricing inputs are unobservable for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company uses the following methods and assumptions in estimating our fair value disclosures for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis are listed as follows:
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
OREO
OREO is fair valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell of 8.5% and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted to lower of cost or market accordingly, based on the same factors identified above.
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

Mortgage banking derivatives
Mortgage banking derivative instruments consist of interest rate lock commitments and forward sale contracts that trade in liquid markets. The fair value is based on the prices available from third party investors. Due to the observable nature of the inputs used in deriving the fair value, the valuation of mortgage banking derivatives are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE debt securities	$12,026	$—	$12,026	$—
GSE collateralized mortgage obligations	719,247	—	719,247	—
GSE mortgage-backed securities	717,560	—	717,560	—
Corporate securities	18,878	—	18,878	—
Municipal bonds	77,529	—	76,300	1,229
Mutual funds	13,479	13,479	—	—
Interest rate swaps	8,910	—	8,910	—

Liabilities:
Interest rate swaps	8,910	—	8,910	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$449,980	$—	$449,980	$—
GSE mortgage-backed securities	498,047	—	498,047	—
Corporate securities	3,749	—	3,749	—
Municipal bonds	45,511	—	44,345	1,166
Mutual funds	13,269	13,269	—	—
Interest rate swaps	2,680	—	2,680	—

Liabilities:
Interest rate swaps	2,680	—	2,680	—

There were no transfers between Level 1, 2 and 3 during the three and nine months ended September 30, 2016 and 2015. There was $948 thousand in gain recorded for the three months ended September 30, 2016, but no gains or losses recognized in earnings during the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, there were $948 thousand and $424 thousand in gains recorded in earnings, respectively.

The following table reflects the notional amount and fair value of mortgage banking derivatives for the date indicated:

	As of September 30, 2016
(Dollars in Thousands)	Notional Amount	Fair Value
Assets:
Interest rate lock commitments	$23,687	$322
Forward sale contracts related to mortgage banking	$8,123	$24

Liabilities:
Interest rate lock commitments	$3,165	$(18)
Forward sale contracts related to mortgage banking	$18,729	$(64)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Beginning Balance, January 1	$1,166	$1,178
Total gains or (losses) included in other comprehensive income	63	(3)
Ending Balance, September 30	$1,229	$1,175

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$42,013	$—	$—	$42,013
Commercial business	7,374	—	—	7,374
Trade finance	—	—	—	—
Consumer	158	—	—	158
Loans held for sale, net	16,784	—	16,784	—
OREO	10,193	—	—	10,193

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,251	$—	$—	$18,251
Commercial business	9,366	—	—	9,366
Trade Finance	15,540	—	—	15,540
Consumer	391	—	—	391
Impaired loans held for sale, net	348	—	348	—
OREO	18,308	—	—	18,308

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(154)	$(263)	$97	$182
Commercial business	(3,108)	328	(5,956)	3,252
Trade Finance	109	19	1,190	24
Consumer	(151)	754	(245)	(54)
Impaired loans held for sale, net	1,476	26	1,519	253
OREO	(162)	996	(1,408)	2,014

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$443,903	$443,903	Level 1
Other investments	45,670	45,540	Level 3
Loans held for sale	58,186	60,256	Level 2
Loans receivable—net	10,481,221	10,561,131	Level 3
Customers’ liabilities on acceptances	2,694	2,694	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,903,658	$2,903,658	Level 2
Saving and other interest bearing demand deposits	3,623,447	3,623,447	Level 2
Time deposits	4,175,400	4,179,595	Level 2
FHLB advances	754,739	759,785	Level 2
Subordinated debentures	99,548	99,548	Level 2
Bank’s liabilities on acceptances outstanding	2,694	2,694	Level 2
	December 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$298,389	$298,389	Level 1
Other investments	47,895	47,919	Level 3
Loans held for sale	8,273	8,669	Level 2
Loans receivable—net	6,171,933	6,559,838	Level 3
Customers’ liabilities on acceptances	1,463	1,463	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,694,427	$1,694,427	Level 2
Saving and other interest bearing demand deposits	2,170,748	2,170,748	Level 2
Time deposits	2,475,801	2,478,858	Level 2
FHLB advances	530,591	532,137	Level 2
Subordinated debentures	42,327	44,084	Level 2
Bank’s liabilities on acceptances outstanding	1,463	1,463	Level 2

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

14.    Stockholders’ Equity

On July 29, 2016 the Company acquired Wilshire in an all-stock transaction. Pursuant to the merger agreement, Wilshire shareholders received 0.7034 shares of the Company’s common stock for each share of Wilshire stock owned. Based on this exchange ratio, $55.5 million shares of the Company’s common stock were issued to Wilshire shareholders at $15.37 per share, the closing price of the Company’s stock on July 29, 2016. As a result, $852.9 million in common stock was issued as consideration in the transaction and$3.4 million in additional paid-in capital was recorded to account for the fair value of stock options assumed. Total stockholders’ equity at September 30, 2016 was $1.85 billion, compared to $938.1 million at December 31, 2015.
In June 2012, the Company redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock issued under the U.S. Treasury Department’s TARP Capital Purchase Program.
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of September 30, 2016, the U.S. Treasury Department held one remaining warrant for the purchase of 19,703 shares of the Company’s common stock.
The Company’s Board of Directors paid quarterly dividends of $0.11 per common share for the third quarter of 2016 compared to $0.11 per common share for the third quarter of 2015.
The following table presents the quarterly changes to accumulated other comprehensive income (loss) for the three months ended September 30, 2016 and September 30, 2015:

	Three months ended,
	September 30, 2016	September 30, 2015
	(In thousands)
Balance at beginning of period	$10,974	$(375)
Unrealized gains (losses) on securities available for sale and interest only strips	(2,848)	7,617
Reclassification adjustments for gains realized in income	(948)	—
Tax expense (benefit)	(1,239)	3,235
Total other comprehensive income (loss)	(2,557)	4,382
Balance at end of period	$8,417	$4,007

	Nine months ended,
	September 30, 2016	September 30, 2015
	(In thousands)
Balance at beginning of period	$(1,832)	$1,705
Unrealized gains on securities available for sale and interest only strips	19,347	4,426
Reclassification adjustments for gains realized in income	(948)	(424)
Tax expense	8,150	1,700
Total other comprehensive income	10,249	2,302
Balance at end of period	$8,417	$4,007

15.    Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material and adverse effect on the Company’s and the Bank’s business, financial condition and results of operation, such as restrictions on growth or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was 0.625% in 2016, to be increased in 0.625% annually until 2019.

As of September 30, 2016, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of September 30, 2016 and December 31, 2015, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1, and Tier I leverage ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2016
Common equity tier 1 capital (to risk weighted assets):
Company	$1,374,055	11.96%	$517,104	4.50%	$588,924	5.125%	N/A	N/A
Bank	$1,448,934	12.62%	$516,826	4.50%	$588,607	5.125%	$746,526	6.50%
Total capital (to risk-weighted assets):
Company	$1,552,499	13.51%	$919,296	8.00%	$991,116	8.625%	N/A	N/A
Bank	$1,531,734	13.34%	$918,801	8.00%	$990,583	8.625%	$1,148,502	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,469,699	12.79%	$689,472	6.00%	$761,292	6.625%	N/A	N/A
Bank	$1,448,934	12.62%	$689,101	6.00%	$760,882	6.625%	$918,801	8.00%
Tier I capital (to average assets):
Company	$1,469,699	13.02%	$451,476	4.00%	N/A	N/A	N/A	N/A
Bank	$1,448,934	12.84%	$451,411	4.00%	N/A	N/A	$564,263	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Common equity tier 1 capital (to risk weighted assets):
Company	$833,868	12.08%	$310,732	4.50%	N/A	N/A
Bank	$866,652	12.56%	$310,627	4.50%	$448,684	6.5%
Total capital (to risk-weighted assets):
Company	$953,132	13.80%	$552,412	8.00%	N/A	N/A
Bank	$945,013	13.69%	$552,226	8.00%	$690,283	10.00%
Tier I capital (to risk-weighted assets):
Company	$874,771	12.67%	$414,309	6.00%	N/A	N/A
Bank	$866,652	12.56%	$414,170	6.00%	$552,226	8.00%
Tier I capital (to average assets):
Company	$874,771	11.53%	$303,528	4.00%	N/A	N/A
Bank	$866,652	11.43%	$303,410	4.00%	$379,262	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$119,552	$79,059	$286,547	$230,688
Interest expense	16,078	10,298	40,401	29,413
Net interest income	103,474	68,761	246,146	201,275
Provision for loan losses	6,500	600	8,200	3,100
Net interest income after provision for loan losses	96,974	68,161	237,946	198,175
Noninterest income	14,146	11,183	33,627	32,714
Noninterest expense	67,846	36,755	148,244	114,446
Income before income tax provision	43,274	42,589	123,329	116,443
Income tax provision	17,169	17,497	50,212	47,053
Net income	$26,105	$25,092	$73,117	$69,390
Per Share Data:
Earnings per common share - basic	$0.22	$0.32	$0.80	$0.87
Earnings per common share - diluted	$0.22	$0.32	$0.79	$0.87
Book value per common share (period end)	$13.70	$11.68	$13.70	$11.68
Cash dividends declared per common share	$—	$0.11	$0.33	$0.32
Tangible book value per common share (period end) (9)	$10.14	$10.32	$10.14	$10.32
Number of common shares outstanding (period end)	135,109,641	79,553,460	135,109,641	79,553,460
Weighted average shares - basic	116,622,920	79,552,873	91,940,070	79,545,681
Weighted average shares - diluted	116,951,074	79,584,536	92,266,245	79,606,224
Tangible common equity to tangible assets	10.52%	10.99%	10.52%	10.99%

Average Balance Sheet Data:
Assets	$11,777,564	$7,424,598	$9,279,509	$7,284,661
Securities available for sale	1,406,919	877,054	1,171,816	824,088
Loans receivable and loans held for sale	9,292,814	5,918,005	7,347,740	5,760,376
Deposits	9,328,179	5,877,631	7,385,796	5,789,712
Stockholders’ equity	1,585,100	915,702	1,167,747	904,166

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015
Selected Performance Ratios:
Return on average assets (1)	0.89%	1.35%	1.05%	1.27%
Return on average stockholders’ equity (1)	6.59%	10.96%	8.35%	10.23%
Return on average tangible equity (1) (8)	8.61%	12.44%	10.04%	11.63%
Dividend payout ratio (dividends per share / earnings per share)	50.00%	34.38%	41.25%	36.78%
Efficiency ratio (2)	57.68%	45.98%	52.99%	48.91%
Net interest spread	3.51%	3.60%	3.49%	3.62%
Net interest margin (3)	3.77%	3.87%	3.76%	3.88%

	As of September 30,
	2016	2015
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$13,510,629	$7,583,002
Securities available for sale	1,558,719	972,962
Loans receivable	10,561,197	5,972,724
Deposits	10,702,505	6,028,865
FHLB advances	754,739	530,689
Subordinated debentures	99,548	42,284
Stockholders’ equity	1,854,571	929,569

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	13.02%	11.76%
Tier 1 risk-based capital ratio	12.79%	12.95%
Total risk-based capital ratio	13.51%	14.05%
Common equity tier 1 capital ratio (10)	11.96%	12.34%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.76%	1.19%
Allowance for loan losses to nonaccrual loans	196.98%	219.16%
Allowance for loan losses to nonperforming loans(6)	89.36%	82.00%
Allowance for loan losses to nonperforming assets(7)	68.38%	65.80%
Nonaccrual loans to loans receivable	0.38%	0.54%
Nonperforming loans to loans receivable (6)	0.85%	1.45%
Nonperforming assets to loans receivable and OREO (7)	1.10%	1.80%
Nonperforming assets to total assets (7)	0.87%	1.43%

Legacy Portfolio:
Nonaccrual loans to loans receivable	0.47%	0.35%
Nonperforming loans to loans receivable	1.18%	1.29%
Allowance for loan losses to loans receivable	1.04%	1.04%
Allowance for loan losses to nonaccrual loans	219.24%	176.30%
Allowance for loan losses to nonperforming loans	87.95%	65.96%

	As of September 30,
	2016	2015
Asset Quality Ratios (continued):
Acquired Portfolio:
Nonaccrual loans to loans receivable	0.24%	2.83%
Nonperforming loans to loans receivable	0.32%	3.37%
Allowance for loan losses to loans receivable	0.31%	3.03%
Allowance for loan losses to nonaccrual loans	129.28%	107.08%
Allowance for loan losses to nonperforming loans	97.45%	89.81%

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 8% tier I risk-based capital, 10% total risk-based capital, and 6.5% common equity tier 1 capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, Legacy and acquired loans past due 90 days or more and still accruing interest, and accruing restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)
Average tangible equity is calculated by subtracting average goodwill and average core deposit intangibles assets from average stockholders’ equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$26,105	$25,092	$73,117	$69,390

Average stockholders’ equity	$1,585,100	$915,702	$1,167,747	$904,166
Less: Average goodwill and core deposit intangible assets, net	(370,003)	(108,648)	(195,984)	(108,910)
Average tangible equity	$1,215,097	$807,054	$971,763	$795,256

Net income (annualized) to average tangible equity	8.59%	12.44%	10.03%	11.63%

(9) Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	September 30, 2016	September 30, 2015
	(In thousands, except per share data)
Total stockholders’ equity	$1,854,571	$929,569
Less: Goodwill and core deposit intangible assets, net	(484,387)	(108,487)
Tangible common equity	$1,370,184	$821,082

Common shares outstanding	135,109,641	79,553,460

Tangible book value per common share	$10.14	$10.32

(10)
The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	September 30, 2016	September 30, 2015
	(Dollars in thousands)
Tier 1 capital	$1,469,699	$860,404
Less: Trust preferred securities less unamortized acquisition discount	(95,644)	(40,859)
Common equity tier 1 capital	$1,374,055	$819,545

Total risk weighted assets less disallowed allowance for loan losses	$11,491,204	$6,641,660

Common equity tier 1 capital ratio	11.96%	12.34%

Results of Operations
Overview
Total assets increased $5.60 billion from $7.91 billion at December 31, 2015 to $13.51 billion at September 30, 2016. The increase in total assets was primarily due the acquisition of Wilshire in the third quarter of 2016. The acquisition of Wilshire resulted in the addition of approximately $3.80 billion in loans, $478.9 million in investments, and $359.0 million in goodwill was recorded. In addition the Company acquired approximately $3.81 billion in deposits.
Net income for the third quarter of 2016 was $26.1 million, or $0.22 per diluted common share, compared to $25.1 million, or $0.32 per diluted common share, for the same period of 2015, which was an increase of $1.0 million, or 4.04%. The increase in net income was largely due to the addition of income from the interest earning assets acquired in the merger with Wilshire during the third quarter of 2016. Net interest income increased $34.7 million from the third quarter of 2015 compared to the third quarter of 2016. This increase was offset by an increase in non interest expense of $31.1 million for the same period.
Net income for the nine months ended September 30, 2016 was $73.1 million, or $0.79 per diluted common share, compared to $69.4 million, or $0.87 per diluted common share, for the same period of 2015, an increase of $3.7 million, or 5.37%. The increase in net income was primarily due to the acquisition of Wilshire during the third quarter of 2016.
The following table summarizes the accretion and amortization adjustments that are included in net interest income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$3,111	$2,496	$5,975	$7,194
Accretion of discounts on purchased credit impaired loans	1,673	1,723	5,074	4,972
Amortization of premiums on low income housing tax credit investments	(54)	—	(54)	—
Amortization of premiums on assumed FHLB advances	1,940	97	2,134	286
Accretion of discounts on assumed subordinated debt	(190)	(43)	(278)	(126)
Amortization of premiums on assumed time deposits and savings	2,336	34	2,379	158
Total	$8,816	$4,307	$15,230	$12,484

The annualized return on average assets was 0.89% for the third quarter of 2016 compared to 1.35% for the same period of 2015. The annualized return on average stockholders’ equity was 6.59% for the third quarter of 2016 compared to 10.96% for the same period of 2015. The efficiency ratio was 57.68% for the third quarter of 2016 compared to 45.98% for the same period of 2015.
The annualized return on average assets was 1.05% for the nine months ended September 30, 2016 compared to 1.27% for the same period of 2015. The annualized return on average stockholders' equity was 8.35% for the nine months ended September 30, 2016 compared to 10.23% for the same period of 2015. The efficiency ratio was 52.99% for the nine months ended September 30, 2016 compared to 48.91% for the same period of 2015.

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

Comparison of Three Months Ended September 30, 2016 with the Same Period of 2015
Net interest income before provision for loan losses was $103.5 million for the third quarter of 2016, compared to $68.8 million for the same period of 2015, an increase of $34.7 million, or 50.4%.
Interest income for the third quarter of 2016 was $119.6 million, an increase of $40.5 million, or 51.2%, compared to $79.1 million for the same period of 2015. The increase in interest income was primarily attributed to the increase in loans and investments resulting from the acquisition of Wilshire during the third quarter of 2016.
Interest expense for the third quarter of 2016 was $16.1 million, an increase of $5.8 million, or 56.1% compared to $10.3 million for the same period of 2015. The increase in interest expense was primarily due to the acquisition of deposits and borrowings from the acquisition of Wilshire.
Comparison of Nine Months Ended September 30, 2016 with the Same Period of 2015
Net interest income before provision for loan losses was $246.1 million for the nine months ended September 30, 2016, compared to $201.3 million for the same period of 2015, an increase of $44.8 million, or 22.3%.
Interest income for the nine months ended September 30, 2016 was $286.5 million, an increase of $55.8 million, or 24.2%, compared to $230.7 million for the same period of 2015. The increase in interest income was primarily attributed to the increase in loans and investments resulting from the acquisition of Wilshire during the third quarter of 2016.
Interest expense for the nine months ended September 30, 2016 was $40.4 million, an increase of $11.0 million, or 37.4% compared to $29.4 million for the same period of 2015. The increased interest expense was primarily due to the acquisition of deposits and borrowings resulting from the acquisition of Wilshire.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2016 was 3.77%, a decrease of 10 basis points from 3.87% for the same period of 2015. Net interest margin for the nine months ended September 30, 2016 was 3.76%, a decrease of 12 basis points from 3.88% for the same period of 2015.

The change in our net interest margin and the impact from acquisition accounting adjustments for the three and nine months ended September 30, 2016 and 2015 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest margin, excluding the effect of acquisition accounting adjustments	3.48%	3.60%	3.53%	3.61%
Acquisition accounting adjustments(1)	0.29%	0.27%	0.23%	0.27%
Reported net interest margin	3.77%	3.87%	3.76%	3.88%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding the effect of acquisition accounting adjustments, from reported net interest margin.

As noted in the table above, excluding the effect of acquisition accounting adjustments, the net interest margin for the third quarter of 2016 decreased 12 basis points to 3.48% from 3.60% for the same period of 2015. Excluding the effect of acquisition accounting adjustments, the net interest margin for the nine months ended September 30, 2016 decreased 8 basis points to 3.53% from 3.61% for the same period of 2015.
The acquisition related adjustments that impact net interest margin increased by $4.5 million, totaling $8.8 million during the third quarter of 2016, compared to $4.3 million for the same period of 2015. The acquisition related adjustments increased by $2.7 million when comparing the total adjustments of $15.2 million during the nine months ended September 30, 2016 to a total of $12.5 million in adjustments for the same period in 2015.
The weighted average yield on loans decreased to 4.80% for the third quarter of 2016 from 4.94% for the third quarter of 2015 and decreased to 4.84% for the nine months ended September 30, 2016 from 4.98% for the same period in 2015. The change in the yield was due to continued pricing pressure on loan interest rates and a 7 basis points and 9 basis points decline in the effects of acquisition accounting adjustments for the three and nine months ended September 30, 2016, respectively, as summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.55%	4.62%	4.60%	4.65%
Acquisition accounting adjustments(1)	0.25%	0.32%	0.24%	0.33%
Reported weighted average yield on loans	4.80%	4.94%	4.84%	4.98%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effect of acquisition accounting adjustments, the weighted average yield on loans for the third quarter of 2016 decreased 7 basis points to 4.55%, from 4.62% for the same period of 2015. Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the nine months ended September 30, 2016 decreased 5 basis points to 4.60% from 4.65% for the same period of 2015. In addition to continued pricing pressures, the decline in loan yields was caused by a higher mix of lower yielding variable rate loans during the three and nine months ended September 30, 2016 as compared to the same period in 2015. At September 30, 2016, fixed rate loans accounted for 54% of the loan portfolio compared to 52% at September 30, 2015. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at September 30, 2016 was 4.10% and 4.50%, respectively, compared with 4.04% and 4.68% at September 30, 2015.
The weighted average yield on securities available for sale for the third quarter of 2016 was 1.89% compared to 2.12% for the same period of 2015. The weighted average yield on securities available for sale for the nine months ended September 30, 2016 was 2.05% compared to 2.11% for the same period of 2015. The decrease in weighted average yield was primarily attributable to the inclusion of the investment portfolio acquired from Wilshire, which had a lower average yield compared to the Company’s legacy investment portfolio.
The weighted average cost of deposits for the third quarter of 2016 was 0.56%, a decrease of 1 basis point from 0.57% for the same period of 2015. The weighted average cost of deposits for the nine months ended September 30, 2016 was 0.60%, an increase of 4 basis points from 0.56% for the same period of 2015. The amortization of the premium on time deposits assumed in prior acquisitions affected the weighted average cost of deposits, as summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
The weighted average cost of deposits, excluding the effect of acquisition accounting adjustments	0.64%	0.57%	0.64%	0.56%
Acquisition accounting adjustments(1)	(0.08)%	0.00%	(0.04)%	0.00%
Reported weighted average cost of deposits	0.56%	0.57%	0.60%	0.56%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on deposits, excluding the effect of acquisition accounting adjustments, from reported weighted average cost of deposits.

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.64% for the third quarter of 2016, compared to 0.57% for the same period of 2015 and 0.64% for the nine months ended September 30, 2016 compared to 0.56% for the same period of 2015. This increase was due to an increase in retail deposits, primarily money market and time deposits, as a result of our deposit campaigns and promotions.
The weighted average cost of FHLB advances for the third quarter of 2016 was 1.23%, an increase of 10 basis points from 1.13% for the same period of 2015. For the nine months ended September 30, 2016, the weighted average cost of FHLB advances was 1.20%, an increase of 9 basis points from 1.11% for the same period of 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
The weighted average cost of FHLB advances, excluding the effect of acquisition accounting adjustments	1.43%	1.20%	1.32%	1.19%
Acquisition accounting adjustments(1)	(0.20)%	(0.07)%	(0.12)%	(0.08)%
Reported weighted average cost of FHLB advances	1.23%	1.13%	1.20%	1.11%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances increased to 1.43% for the third quarter of 2016 from 1.20% for the same period of 2015 and 1.32% for the nine months ended September 30, 2016 compared to 1.19% for the same period of 2015.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$9,292,814	$112,132	4.80%	$5,918,005	$73,650	4.94%
Securities available for sale(3)	1,406,919	6,645	1.89%	877,054	4,658	2.12%
FRB and FHLB stock and other investments	237,981	775	1.30%	265,044	751	1.11%
Total interest earning assets	$10,937,714	$119,552	4.35%	$7,060,103	$79,059	4.44%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$2,924,340	$5,932	0.81%	$1,695,709	$3,141	0.73%
Savings	268,424	311	0.46%	196,090	419	0.85%
Time deposits:
$100,000 or more	2,687,108	4,913	0.73%	1,677,861	3,450	0.82%
Other	913,292	1,861	0.81%	677,338	1,380	0.81%
Total time deposits	3,600,400	6,774	0.75%	2,355,199	4,830	0.81%
Total interest bearing deposits	6,793,164	13,017	0.76%	4,246,998	8,390	0.78%
FHLB advances	698,081	2,161	1.23%	532,926	1,514	1.13%
Other borrowings	78,828	900	4.47%	40,716	394	3.79%
Total interest bearing liabilities	7,570,073	$16,078	0.84%	4,820,640	$10,298	0.85%
Noninterest bearing demand deposits	2,535,015			1,630,633
Total funding liabilities/cost of funds	$10,105,088		0.63%	$6,451,273		0.63%
Net interest income/net interest spread		$103,474	3.51%		$68,761	3.60%
Net interest margin			3.77%			3.87%
Net interest margin, excluding the effect of nonaccrual loan expense(4)			3.77%			3.87%
Net interest margin, excluding the effect of nonaccrual loan expense and prepayment fee income(4) (5)			3.73%			3.85%
Cost of deposits:
Noninterest bearing demand deposits	$2,535,015	$—		$1,630,633	—
Interest bearing deposits	6,793,164	13,017	0.76%	4,246,998	8,390	0.78%
Total deposits	$9,328,179	$13,017	0.56%	$5,877,631	$8,390	0.57%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income reversed was $147 thousand and $0 for the three months ended September 30, 2016 and 2015, respectively.

(5)	Loan prepayment fee income excluded was $1.02 million and $333 thousand for the three months ended September 30, 2016 and 2015, respectively.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$7,347,740	$266,336	4.84%	$5,760,376	$214,537	4.98%
Securities available for sale(3)	1,171,816	18,051	2.06%	824,088	13,067	2.11%
FRB and FHLB stock and other investments	230,993	2,160	1.25%	343,686	3,084	1.18%
Total interest earning assets	$8,750,549	$286,547	4.37%	$6,928,150	$230,688	4.45%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$2,310,000	$14,083	0.81%	$1,643,539	$8,779	0.71%
Savings	211,255	962	0.61%	195,072	1,260	0.86%
Time deposits:
$100,000 or more	2,130,243	13,210	0.83%	1,713,631	10,340	0.81%
Other	786,625	5,021	0.85%	637,916	3,736	0.78%
Total time deposits	2,916,868	18,231	0.83%	2,351,547	14,076	0.80%
Total interest bearing deposits	5,438,123	33,276	0.82%	4,190,158	24,115	0.77%
FHLB advances	598,672	5,370	1.20%	498,795	4,138	1.11%
Other borrowings	53,593	1,755	4.30%	40,670	1,160	3.76%
Total interest bearing liabilities	6,090,388	$40,401	0.89%	4,729,623	$29,413	0.83%
Noninterest bearing demand deposits	1,947,673			1,599,554
Total funding liabilities/cost of funds	$8,038,061		0.67%	$6,329,177		0.62%
Net interest income/net interest spread		$246,146	3.49%		$201,275	3.62%
Net interest margin			3.76%			3.88%
Net interest margin, excluding the effect of nonaccrual loan expense(4)			3.76%			3.88%
Net interest margin, excluding the effect of nonaccrual loan expense and prepayment fee income(4) (5)			3.73%			3.86%
Cost of deposits:
Noninterest bearing demand deposits	$1,947,673	$—		$1,599,554	$—
Interest bearing deposits	5,438,123	33,276	0.82%	4,190,158	24,115	0.77%
Total deposits	$7,385,796	$33,276	0.60%	$5,789,712	$24,115	0.56%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income reversed was $144 thousand and $45 thousand for the nine months ended September 30, 2016 and 2015, respectively.

(5)	Loan prepayment fee income excluded was $2.2 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30, 2016 over September 30, 2015
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$38,482	$(2,102)	$40,584
Interest on securities	1,987	(569)	2,556
Interest on FRB and FHLB stock and other investments	24	106	(82)
Total interest income	$40,493	$(2,565)	$43,058
INTEREST EXPENSE:
Interest on demand, interest bearing	$2,791	$333	$2,458
Interest on savings	(108)	(230)	122
Interest on time deposits	1,944	(414)	2,358
Interest on FHLB advances	647	149	498
Interest on other borrowings	506	82	424
Total interest expense	$5,780	$(80)	$5,860
NET INTEREST INCOME	$34,713	$(2,485)	$37,198

	Nine Months Ended September 30, 2016 over September 30, 2015
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$51,799	$(6,060)	$57,859
Interest on securities	4,984	(394)	5,378
Interest on FRB and FHLB stock and other investments	(924)	123	(1,047)
Total interest income	$55,859	$(6,331)	$62,190
INTEREST EXPENSE:
Interest on demand, interest bearing	$5,304	$1,363	$3,941
Interest on savings	(298)	(396)	98
Interest on time deposits	4,155	633	3,522
Interest on FHLB advances	1,232	352	880
Interest on other borrowings	595	188	407
Total interest expense	$10,988	$2,140	$8,848
NET INTEREST INCOME	$44,871	$(8,471)	$53,342

Provision for Loan Losses
The provision for loan losses reflects the Company’s judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management and third parties’ regulators’ examination of the loan portfolio, the value of the underlying collateral for problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary in material and adverse respects from current estimates. If the allowance for loan losses is inadequate, it may have a material adverse effect on our financial condition and results of operations.
The provision for loan losses for the third quarter of 2016 was $6.5 million, an increase of $5.9 million, or 983.3%, from $600 thousand for the same period last year. The provision for loan losses for the nine months period ended September 30, 2016 was $8.2 million, an increase of $5.1 million, or 164.5%, from $3.1 million for the same period last year. The increase in provision was mostly due to the increase in historical loss rates. The Company had a $3.0 million charge-off of a commercial loan rated pass which increased historical loss rates for loans in that category resulting in additional required reserves. In addition, the increase in loan volume from the acquisition of Wilshire increased qualitative factors used in our allowance calculation.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, net gains on sales of loans, and other income. Noninterest income for the third quarter of 2016 was $14.1 million compared to $11.2 million for the same quarter of 2015, an increase of $3.0 million, or 26.5%. The increase was primarily due to an increase of $1.6 million, or 83.4%, in other income and fees and an increase of $1.6 million, or 50.7%, in service fees on deposit accounts. These increases were partially offset by a $3.2 million, or 93.2%, decrease from net gains on sales of SBA loans. The overall increase in noninterest income was primarily due to the additional noninterest income resulting from the acquisition of Wilshire during the third quarter of 2016.
Noninterest income for the nine months ended September 30, 2016 was $33.6 million compared to $32.7 million for the same period of 2015, an increase of $913 thousand, or 2.8%. The increase was principally due to a $2.3 million, or 42.2%, increase in other income and fees, a $1.3 million, or 500.4%, increase from net gains on sales of other loans, and an increase in service charges on deposits accounts of $1.1 million, or 11.9%. These increases were partially offset by a $4.5 million, or 46.7%, decrease from net gains on sales of SBA loans.

Noninterest income by category is summarized in the table below:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,778	$3,170	$1,608	50.7%
International service fees	1,010	838	172	20.5%
Loan servicing fees, net	955	800	155	19.4%
Wire transfer fees	1,158	1,001	157	15.7%
Other income and fees	3,591	1,958	1,633	83.4%
Net gains on sales of SBA loans	230	3,390	(3,160)	(93.2)%
Net gains on sales of other loans	1,476	26	1,450	5,576.9%
Net gains on sales of securities available for sale	948	—	948	100.0%
Total noninterest income	$14,146	$11,183	$2,963	26.5%

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$10,363	$9,261	$1,102	11.9%
International service fees	2,601	2,656	(55)	(2.1%)
Loan servicing fees, net	2,234	2,374	(140)	(5.9%)
Wire transfer fees	2,966	2,635	331	12.6%
Other income and fees	7,906	5,558	2,348	42.2%
Net gains on sales of SBA loans	5,090	9,553	(4,463)	(46.7%)
Net gains on sales of other loans	1,519	253	1,266	500.4%
Net gains on sales of securities available for sale	948	424	524	123.6%
Total noninterest income	$33,627	$32,714	$913	2.8%

Noninterest Expense
Noninterest expense for the third quarter of 2016 was $67.8 million, an increase of $31.1 million, or 84.6%, from $36.8 million for the same period of 2015. Merger and integration expenses increased $11.2 million during the third quarter of 2016 as compared to the same period in 2015, primarily consisting of fees for legal counsel and financial advisor fees which were associated with the acquisition of Wilshire. Salaries and employee benefits expense increased $9.0 million during the third quarter of 2016 as compared to the same period in 2015 due to an increase in the number of full-time equivalent employees primarily as a result of the acquisition of Wilshire. Other noninterest expense increased $3.8 million for the third quarter of 2016 as compared to the same period in 2015 due to additional expenses from the acquisition of Wilshire.
Noninterest expense for the nine months ended September 30, 2016 was $148.2 million, an increase of $33.8 million, or 29.5%, from $114.4 million for the same period of 2015. Merger and integration expenses increased by $13.9 million during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily consisting of fees for legal counsel and financial advisor fees, which were associated with the acquisition with Wilshire. Salaries and employee benefits expense increased $10.2 million, and other expense increased by $4.4 million each during the nine months ended September 30, 2016 as compared to the same period in 2015.
The increase in noninterest expense for periods in 2016 compared to period in 2015 were from additional expenses that resulted from the acquisition of Wilshire. At September 30, 2016, a large portion of expected cost savings from the acquisition of Wilshire were not realized due to the continued integration of Wilshire into the Company. During the third quarter of 2016, the Company announced a branch optimization plan which will result in the closure of 12 overlapping branch offices in the first phase and an additional number of branches in the second phase. The branch consolidation plan is expected to reduce salaries and benefits, occupancy expense, and other noninterest expenses once implemented. With the full integration of Wilshire into the Company, cost savings is expected to be realized in the remaining period of 2016 and 2017.

At September 30, 2016, total future lease commitments totaled $60.3 million with the last of the commitments ending in 2030. Approximately $20.1 million in lease commitments were related to leases acquired from Wilshire during the third quarter of 2016.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$30,456	$21,457	$8,999	41.9%
Occupancy	6,889	4,941	1,948	39.4%
Furniture and equipment	3,297	2,329	968	41.6%
Advertising and marketing	2,306	1,309	997	76.2%
Data processing and communications	3,199	2,192	1,007	45.9%
Professional fees	1,898	1,289	609	47.2%
FDIC assessment	1,564	1,027	537	52.3%
Credit related expenses	810	75	735	980.0%
OREO expense, net	(423)	(721)	298	(41.3)%
Merger and integration expenses	11,222	24	11,198	46,658.3%
Other	6,628	2,833	3,795	134.0%
Total noninterest expense	$67,846	$36,755	$31,091	84.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$73,782	$63,570	$10,212	16.1%
Occupancy	16,626	14,443	2,183	15.1%
Furniture and equipment	7,921	6,915	1,006	14.5%
Advertising and marketing	4,845	4,184	661	15.8%
Data processing and communications	7,499	7,004	495	7.1%
Professional fees	4,255	3,966	289	7.3%
FDIC assessment	3,697	3,048	649	21.3%
Credit related expenses	2,142	1,600	542	33.9%
OREO expense, net	1,138	1,677	(539)	(32.1)%
Merger and integration expenses	13,962	102	13,860	13,588.2%
Other	12,377	7,937	4,440	55.9%
Total noninterest expense	$148,244	$114,446	$33,798	29.5%

Provision for Income Taxes
Income tax provision expense was $17.2 million and $17.5 million for the quarters ended September 30, 2016 and 2015, respectively. The effective income tax rates were 39.7% and 41.1% for the quarters ended September 30, 2016 and 2015, respectively. Income tax provision expense was $50.2 million and $47.1 million for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 40.7% and 40.4%, respectively.

Financial Condition
At September 30, 2016, our total assets were $13.51 billion, an increase of $5.59 billion, or 70.7% from $7.91 billion at December 31, 2015. The increase in assets was principally due to assets acquired from the acquisition of Wilshire during the third quarter of 2016. The acquisition resulted in an increase in assets of approximately $4.98 billion in assets including fair value adjustments and goodwill created from the transaction.
Investment Securities Portfolio
As of September 30, 2016, we had $1.56 billion in available for sale securities, compared to $1.01 billion at December 31, 2015. The net unrealized gain on the available for sale securities at September 30, 2016 was $14.40 billion, compared to a net unrealized loss on such securities of $3.5 million at December 31, 2015.
The Company acquired $478.9 million in investment securities from the acquisition of Wilshire. Investments acquired from Wilshire included government sponsored agency securities, mortgage-backed securities, and collateralized mortgage obligations in addition to municipal and corporate securities. During the nine months ended September 30, 2016, $428.9 million in securities were purchased, $108.3 million in mortgage related securities were paid down, and $22.5 million in securities were sold including $162.3 million in investments that were acquired from Wilshire. During the same period last year, $310.6 million in securities were purchased, $69.2 million in mortgage related securities were paid down, and $22.5 million in securities were sold. The weighted average life of the available for sale securities was 3.90 years and 5.07 years at September 30, 2016 and December 31, 2015, respectively.

Investments in Affordable Housing Partnerships
At September 30, 2016 the Company had $69.0 million in investments in affordable housing partnerships compared to $25.0 million at December 31, 2015. The increase in investments in affordable housing partnerships was due to investments acquired from Wilshire in the third quarter of 2016. The Company acquired 19 investments from Wilshire at a fair value of $47.1 million in the third quarter of 2016. Commitments to fund investments in affordable housing partnerships totaled $26.4 million at September 30, 2016 compared to $14.9 million at December 31, 2015.
Loan Portfolio
As of September 30, 2016, loans outstanding totaled $10.56 billion, an increase of $4.31 billion from $6.25 billion at December 31, 2015. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	September 30, 2016		December 31, 2015
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$60,280	1%	$33,797	0%
Commercial & industrial	7,887,734	74%	4,912,655	78%
Construction	210,857	2%	123,030	2%
Total real estate loans	8,158,871	77%	5,069,482	80%
Commercial business	1,829,785	17%	980,153	16%
Trade finance	182,128	2%	99,163	2%
Consumer and other	392,608	4%	102,573	2%
Total loans outstanding	10,563,392	100%	6,251,371	100%
Less: deferred loan fees	(2,195)		(3,030)
Loans receivable	10,561,197		6,248,341
Less: allowance for loan losses	(79,976)		(76,408)
Loans receivable, net of allowance for loan losses	$10,481,221		$6,171,933
All of the loan categories above increased from December 31, 2015 to September 30, 2016 due to loans acquired from the acquisition of Wilshire. Approximately $3.80 billion in loans receivable were acquired from Wilshire, which includes a discount of $87.3 million that was taken at July 29, 2016 in accordance with mark-to-market accounting required in connection with the acquisition.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Loan commitments	$1,398,547	$802,251
Standby letters of credit	59,855	45,083
Other commercial letters of credit	59,370	36,256
	$1,517,772	$883,590

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans and OREO, totaled $117.0 million at September 30, 2016, compared to $110.2 million at December 31, 2015. The ratio of nonperforming assets to loans receivable and OREO was 1.10% and 1.76% at September 30, 2016 and December 31, 2015, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans (1)	$40,602	$40,801
Loans 90 days or more days past due, still accruing	192	375
Accruing restructured loans	48,701	47,984
Total nonperforming loans	89,495	89,160
OREO	27,457	21,035
Total nonperforming assets	$116,952	$110,195

Nonaccrual loans:
Legacy Portfolio	$30,553	$28,469
Acquired Portfolio	10,049	12,332
Total nonaccrual loans	$40,602	$40,801

Nonperforming loans:
Legacy Portfolio	$76,164	$73,422
Acquired Portfolio	13,331	15,738
Total nonperforming loans	$89,495	$89,160

Nonperforming loans to loans receivable	0.85%	1.43%
Nonperforming assets to loans receivable and OREO	1.10%	1.76%
Nonperforming assets to total assets	0.87%	1.39%
Allowance for loan losses to nonperforming loans	89.36%	85.70%
Allowance for loan losses to nonperforming assets	68.38%	69.34%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $14.1 million and $18.7 million as of September 30, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses
The allowance for loan losses was $80.0 million at September 30, 2016 compared to $76.4 million at December 31, 2015. The allowance for loan losses was 0.76% of loans receivable at September 30, 2016 and 1.22% of loans receivable at December 31, 2015. The change in the allowance for loan losses was driven by an increase in general valuation allowances and loss rates on non-impaired loans. These increases were offset by decreases in the quantitative reserves which was caused by decreasing historical losses. Impaired loan reserves increased to $9.1 million at September 30, 2016 from $8.8 million at December 31, 2015.
The following table reflects our allocation of the allowance for loan and lease losses (“ALLL”) by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2016		December 31, 2015
	Amount of Allowance for Loan Losses	Percent of loans to total loans	Amount of Allowance for Loan Losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate - residential	$106	0%	$230	0%
Real estate - commercial	52,917	66%	54,505	78%
Real estate - construction	1,176	2%	917	2%
Commercial business	21,577	27%	16,547	16%
Trade finance	2,417	3%	3,592	2%
Consumer and other	1,783	2%	617	2%
Total	$79,976	100%	$76,408	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Purchase Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or “PCIs”) and performing loans (loans that were pass graded at the time they were acquired, or “non-PCI”). The activity in the ALLL for the three and nine months ended September 30, 2016 is as follows:

		Acquired Loans(2)
Three Months Ended September 30, 2016	Legacy Loans(1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$63,617	$11,949	$859	$76,425
Provision for loan losses	5,908	103	489	6,500
Loans charged off	(3,513)	—	(445)	(3,958)
Recoveries of loan charge offs	973	—	36	1,009
Balance, end of period	$66,985	$12,052	$939	$79,976

Total loans outstanding	$6,436,147	$302,942	$3,824,303	$10,563,392
Loss coverage ratio	1.04%	3.98%	0.02%	0.76%
Net loan charge offs to beginning allowance	3.99%	—%	47.61%	3.86%
Net loan charge offs to provision for loan losses	42.99%	—%	83.64%	45.37%

		Acquired Loans (2)
Nine Months Ended September 30, 2016	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$63,309	$11,982	$1,117	$76,408
Provision (credit) for loan losses	7,669	70	461	8,200
Loans charged off	(6,274)	—	(801)	(7,075)
Recoveries of loan charge offs	2,281	—	162	2,443
Balance, end of period	$66,985	$12,052	$939	$79,976

Total loans outstanding	$6,436,147	$302,942	$3,824,303	$10,563,392
Loss coverage ratio	1.04%	3.98%	0.02%	0.76%
Net loan charge offs to beginning allowance	6.31%	—%	57.21%	6.06%
Net loan charge offs to provision for loan losses	52.07%	—%	138.61%	56.49%

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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale	$9,292,814	$5,918,005
Loans receivable	$10,561,197	$5,972,724
ALLOWANCE:
Balance, beginning of period	$76,425	$70,118
Less loan charge offs:
Commercial & industrial real estate	(567)	(40)
Commercial business loans	(3,229)	(816)
Trade finance	—	(300)
Consumer and other loans	(162)	(623)
Total loan charge offs	(3,958)	(1,779)
Plus loan recoveries:
Commercial & industrial real estate	440	546
Commercial business loans	566	1,141
Trade Finance	—	—
Consumer and other loans	3	484
Total loans recoveries	1,009	2,171
Net loan charge offs	(2,949)	392
Provision for loan losses	6,500	600
Balance, end of period	$79,976	$71,110
Net loan charge offs to average loans receivable, including loans held for sale*	0.13%	(0.03)%
Allowance for loan losses to loans receivable at end of period	0.76%	1.19%
Net loan charge offs to beginning allowance *	15.43%	(2.24)%
Net loan charge offs to provision for loan losses	45.37%	(65.33)%
* Annualized
The Company believes the allowance for loan losses as of September 30, 2016 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts, and if actual losses exceed the estimated amounts it could have a material and adverse effect on our financial condition and results of operations.
Deposits and Other Borrowings
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2016, deposits increased $4.36 billion, or 68.8%, to $10.70 billion from $6.34 billion at December 31, 2015. The increase in deposits was primarily due to the $3.81 billion in deposits acquired from the acquisition of Wilshire during the third quarter of 2016. The Company recorded $10.7 million in time deposit premiums and installments savings at the date of acquisition. At September 30, 2016, the remaining balance of deposit premiums from prior acquisitions totaled $8.4 million.
At September 30, 2016, 27.1% of total deposits were noninterest bearing demand deposits, 39.0% were time deposits, and 33.9% were interest bearing demand and savings deposits. At December 31, 2015, 26.7% of total deposits were noninterest bearing demand deposits, 39.1% were time deposits, and 34.2% were interest bearing demand and savings deposits.
At September 30, 2016, the Company had $629.4 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $374.6 million and $300.0 million of such deposits at December 31, 2015, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.34% at September 30, 2016 and were collateralized with securities with a carrying value of $414.2 million.

The following is a schedule of certificates of deposit maturities as of September 30, 2016:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$983,080	23.54%
Over three months through six months	716,958	17.17%
Over six months through nine months	697,238	16.70%
Over nine months through twelve months	1,078,920	25.84%
Over twelve months	699,204	16.75%
Total time deposits	$4,175,400	100.00%

Other Borrowings
From time to time the Company utilizes FHLB advances as a secondary source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At September 30, 2016, we had $754.7 million of FHLB advances with average remaining maturities of 2.4 years, compared to $530.6 million with average remaining maturities of 1.9 years at December 31, 2015. The weighted average rate net of acquisition adjustments was 1.19% and 1.15%, at September 30, 2016 and December 31, 2015, respectively. The Company acquired $200.0 million in FHLB borrowings from the acquisition of Wilshire at a premium of $6.2 million. In August 2016, the Company prepaid $100.0 million in advances. As a result, only one fix rate advance acquired from Wilshire remained at September 30, 2016, with a fair value of $104.4 million.
Subordinated debentures totaled $99.5 million at September 30, 2016 and $42.3 million at December 31, 2015. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
The Company acquired $56.9 million in Debentures with the acquisition of Wilshire, net of a discount of $25.5 million at the time of the acquisition. At September 30, 2016, these Debentures had a balance of $57.1 million.
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
We sell interest rate swaps to certain adjustable rate commercial loan customers to fix the interest rate on their floating rate loans. When the fixed rate swap is originated with the customer, an identical offsetting swap is also entered into by us with a correspondent bank.
With the acquisition of Wilshire’s mortgage lending platform, the Company began utilizing mortgage banking derivatives during the third quarter of 2016. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments, the Company also enters into forward commitments, or commitments to deliver residential mortgage loans on a future date, also considered derivatives. Net change in the fair value of derivatives represents income recorded from changes of fair value for these mortgage derivatives instruments.
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
Total stockholders’ equity was $1.85 billion at September 30, 2016, compared to $938.1 million at December 31, 2015.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, a minimum ratio of Tier I capital to risk-weighted assets of 6.0%, and a minimum ratio of Tier I common equity capital to risk-weighted assets of 4.5% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4.0% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Beginning January 1, 2016, federal banking agencies required a capital conservation buffer of 0.625% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At September 30, 2016, our common equity Tier 1 capital was $1.37 billion compared to $833.9 million at December 31, 2015. Our Tier I capital, defined as stockholders’ equity less intangible assets, was $1.47 billion, compared to $874.8 million at December 31, 2015, representing an increase of $594.9 million, or 68.0%. The increase was primarily due to equity issued from the acquisition of Wilshire during the third quarter of 2016.. At September 30, 2016, the Common Equity Tier 1 capital ratio was 11.96%. The total capital to risk-weighted assets ratio was 13.51% and the Tier I capital to risk-weighted assets ratio was 12.79%. The Tier I leverage capital ratio was 13.02%.
As of September 30, 2016 and December 31, 2015, the most recent regulatory notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized”, the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below:

	As of September 30, 2016 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio	$1,374,055	11.96%	N/A	N/A
Total risk-based capital ratio	$1,552,499	13.51%	N/A	N/A
Tier 1 risk-based capital ratio	$1,469,699	12.79%	N/A	N/A
Tier 1 capital to total assets	$1,469,699	13.02%	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio	$1,448,934	12.62%	$746,526	6.50%	$702,408	6.12%
Total risk-based capital ratio	$1,531,734	13.34%	$1,148,502	10.00%	$383,232	3.34%
Tier 1 risk-based capital ratio	$1,448,934	12.62%	$918,801	8.00%	$530,133	4.62%
Tier I capital to total assets	$1,448,934	12.84%	$564,263	5.00%	$884,671	7.84%

	As of December 31, 2015 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio	$833,868	12.08%	N/A	N/A
Total risk-based capital ratio	$953,132	13.80%	N/A	N/A
Tier 1 risk-based capital ratio	$874,771	12.67%	N/A	N/A
Tier 1 capital to total assets	$874,771	11.53%	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio	$866,652	12.56%	$448,684	6.50%	$417,968	6.06%
Total risk-based capital ratio	$945,013	13.69%	$690,283	10.00%	$254,730	3.69%
Tier 1 risk-based capital ratio	$866,652	12.56%	$552,226	8.00%	$314,426	4.56%
Tier I capital to total assets	$866,652	11.43%	$379,262	5.00%	$487,390	6.43%

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
At September 30, 2016, our total borrowing capacity from the FHLB was $2.08 billion, of which $1.32 billion was unused and available to borrow. At September 30, 2016, our total borrowing capacity from the FRB was $576.7 million, which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.64 billion at September 30, 2016 compared to $1.0 billion at December 31, 2015. Cash and cash equivalents, including federal funds sold, were $443.9 million at September 30, 2016 compared to $298.4 million at December 31, 2015. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The objective of our asset and liability management activities is to maximize our earnings while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable by adjusting the type and mix of assets and liabilities to seek to effectively address changing conditions and risks. Through overall management of our balance sheet and by seeking to manage various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling noninterest expense, and enhancing noninterest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations with the objective of reducing the effects fluctuations might have on associated cash flows or values. Finally, we perform internal analysis to measure, evaluate, and monitor risk.
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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2016, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	September 30, 2016		December 31, 2015
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	4.08%	(1.67)%	3.38%	(5.57)%
+ 100 basis points	1.91%	(0.64)%	1.49%	(2.47)%
- 100 basis points	(1.82)%	(0.60)%	0.37%	1.33%
- 200 basis points	(10.89)%	(3.62)%	(0.71)%	0.41%

Item 4.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us.

Item 1A.	Risk Factors
Set forth below are the material changes to the risk factors discussed in Item 1A of Part 1 of the Annual Report on Form 10-K for the year ended December 31, 2015, which arise following the consummation, on July 29, 2016, of the merger between BBCN Bancorp, Inc. (“BBCN”) and Wilshire Bancorp, Inc. (“Wilshire”). In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in Item 1A of Part 1 of the Annual Report on Form 10-K for the year ended December 31, 2015, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described below and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition and results of operations.
Following the recently completed merger of BBCN and Wilshire, combining the two companies may be more difficult, costly or time-consuming than expected.
The success of the merger will depend, in part, on our ability to successfully combine the businesses of BBCN and Wilshire. It is possible that the integration process could result in:

•	the loss of key employees,

•	the disruption of each company’s ongoing businesses, or

•
inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

The loss of key employees could adversely affect the ability of the Company to successfully conduct businesses in the markets in which it operates, which could have an adverse effect on the financial condition, results of operation and value of the Company’s common stock. In addition, if the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company to lose customers or cause customers to remove their accounts from the Company and move their business to competing financial institutions. These integration matters could have an adverse effect on the Company for an undetermined period of time.
The Company may fail to realize cost savings from the merger.
Although the Company expects to realize cost savings from the merger when fully phased in, it is possible that these potential cost savings may not be realized fully or realized at all, or may take longer to realize than expected. For example, future business developments may require the Company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. Cost savings also depend on the Company’s ability to combine the businesses of BBCN and Wilshire in a manner that permits those costs savings to be realized. If the Company is not able to combine the two companies successfully, these anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected, which could have a material adverse effect on the Company’s financial condition, results of operation and stock price.
Impairment of goodwill resulting from the merger may adversely affect our results of operations.
Goodwill of approximately $361.9 million and core deposits intangibles of $18.1 million were recorded by the Company as a result of the merger. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition, results of operations and stock price. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by generally accepted accounting principles. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

Implementation of the various provisions of the Dodd-Frank Act-in particular provisions that are applicable to banks and bank holding companies with $10 billion or more in assets-may delay the receipt of regulatory approvals and increase our operating costs or otherwise have a material effect on our financial condition, results of operations and stock price.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 significantly changes the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and the rule-making process is still underway.
Several requirements in the Dodd-Frank Act for new banking regulations are applicable to certain banks and bank holding companies with $10 billion or more in assets. As a result of the merger, the Company surpassed this threshold, and these provisions, subject to a phase in period, will significantly increase compliance and operating costs of the Company and otherwise may have a significant impact on the business, financial condition, results of operations and stock price of the Company. Such provisions include the following:

•
The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, and accordingly has assumed examination and enforcement authority over the Company post-merger.

•
The Dodd-Frank Act increased the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries and gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for an electronic debit transaction by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer (the “Durbin Amendment”). By regulation, the Federal Reserve Board has limited the fees for such a transaction to the sum of 21 cents plus five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. The post-merger effect of the Durbin Amendment will be to lower significantly our interchange or “swipe” revenue, but such lower fees are not expected to have a material adverse effect on our results of operation.

•
The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio (“DRR”). The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion. As a result of the merger, we are no longer entitled to benefit from the offset. The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.

•
The Dodd-Frank Act requires a publicly traded bank holding company with $10 billion or more in assets to establish and maintain a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. The risk committee must approve and periodically review the risk-management policies of the bank holding company’s global operations and oversee the operations of its risk-management framework. The bank holding company’s risk-management framework must be commensurate with its structure, risk profile, complexity, activities and size. These requirements will first apply to the Company commencing on October 1, 2018, and the Company will need to build the necessary infrastructure to comply with these enhanced risk management requirements well before the effective date.

•
A bank holding company with more than $10 billion in assets is required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the Federal Reserve, including a baseline, adverse and severely adverse economic conditions (known as “Dodd-Frank Act Stress Tests” or “DFAST”). The stress tests are designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices, adequately protect it and its affiliates in the event of an economic downturn. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The Board of Directors of the Company are required to review the Company’s policies and procedures at least annually. The Company is also required to report the results of its annual stress tests to the Federal Reserve, and to consider the results of the stress tests as part of its capital planning and risk management practices. The Company will be subject to the DFAST regime commencing on January 1, 2018, but well in advance of that date, the Company will need to undertake the planning and other actions that it deems reasonably necessary to achieve timely compliance.

It is difficult to predict the overall compliance cost of these provisions, which became effective (with phase-in periods) when the merger was consummated. Compliance with these provisions will require additional staffing, engagement of external consultants and other operating costs that could have a material adverse effect on the future financial condition, results of operations and stock price of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	November 9, 2016	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

Date:	November 9, 2016	/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. dated as of December 7, 2015 (Attached as Annex A to the Company’s definitive proxy statement relating to the merger and the Company’s annual meeting of stockholders filed on May 27, 2016 as part of Amendment No. 3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-210002) and incorporated herein by reference).

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