Form 10-K
period 2016-12-31
HOPE BANCORP INC
filed 2017-05-18
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number 000-50245
 ________________________________________
HOPE BANCORP, INC.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2016, as reported on the NASDAQ Global Select Market, was approximately $1,170,821,382.
Number of shares outstanding of the Registrant’s Common Stock as of April 26, 2017: 135,250,923
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2017 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

PART I
Forward-Looking Information
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market pending our merger with U & I Financial Corp., and our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may” or similar expressions. With respect to any such forward-looking statements Hope Bancorp, Inc. claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: inability to consummate our proposed merger with U & I Financial Corp. on the terms we have proposed; failure to realize the benefits from the merger with U & I Financial Corp. that we currently expect if the merger is consummated; deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors” herein. Hope Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Item 1.    BUSINESS

General
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis) is a bank holding company headquartered in Los Angeles, California. The Company was incorporated in Delaware in 2000. Previously known as BBCN Bancorp Inc., the Company changed its name to Hope Bancorp at the time of the merger with Wilshire Bancorp Inc. (“Wilshire”) on July 29, 2016. We offer commercial and retail banking loan and deposit products through our wholly-owned subsidiary, Bank of Hope (formerly BBCN Bank), a California state-chartered bank (the “Bank” or “Bank of Hope”). Bank of Hope primarily focuses its business in ethnic communities in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas. Our headquarters are located at 3200 Wilshire Boulevard, Suite 1400, Los Angeles, California 90010, and our telephone number at that address is (213) 387-3200.
Hope Bancorp exists primarily for the purpose of holding the stock of the Bank and other subsidiaries it may acquire or establish. Bank of Hope’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), up to applicable limits.
We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy statements and information statements in connection with our stockholders meetings and other information. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The SEC maintains a website that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the website is www.sec.gov. Our website address is www.bankofhope.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information and reports we file with the SEC and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.
Mergers and Acquisitions
On July 29, 2016, we completed the acquisition of Wilshire, previously headquartered in Los Angeles, California. With the completion of the acquisition, 35 branches in California, New York, New Jersey, Texas, Alabama, and Georgia were added to our existing branch network in addition to six loan production offices. Some of these branch locations and loan production offices were subsequently closed as part of our integration. Three of these California branches were subsequently closed as part of our consolidation plan. Our current consolidated network consists of 73 branches and eight loan production offices.
The acquisition was accounted for in accordance with Accounting Standard Codification (“ASC”) 805 “Business Combinations,” and the assets and liabilities of Wilshire were recorded at fair value at the date of acquisition. The fair value of assets acquired from Wilshire totaled approximately $4.63 billion and goodwill recorded from acquisitions consummated in 2016 totaled $357.6 million.

Pending Merger Transaction
On January 23, 2017, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with U & I Financial Corp. (“U & I”) pursuant to which U & I will merge with and into Hope Bancorp with Hope Bancorp as the surviving corporation (the “Merger”). As part of the Merger, UniBank, a wholly-owned subsidiary of U & I, will merge with and into the Bank with the Bank surviving. Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of U & I common stock will be converted into shares of the Company’s common stock based on a value of $9.50 for the U & I common stock, which value will be subject to adjustment if U & I’s financial advisory and legal fees exceed certain amounts as provided in the Merger Agreement (the “Merger Consideration”). The number of shares of Company common stock to be issued for the Merger Consideration will be based on the 10-day trade weighted, volume weighted average price of the Company’s common stock as of the closing of the Merger, as determined in accordance with the Merger Agreement (as so determined, the “Closing Stock Price”); provided that:
(i) if the Closing Stock Price is less than $17.28832, the Company may terminate the Merger Agreement unless U & I Financial elects to accept an adjustment to the Merger Consideration through the issuance of fewer shares based on the $17.28832 price instead of the lower Closing Stock Price; and
(ii) if the Closing Stock Price is greater than $25.93248, U & I may terminate the Merger Agreement unless the Company elects to accept an adjustment to the Merger Consideration through the issuance of additional shares based on the $25.93248 price instead of the higher Closing Stock Price.
Pursuant to the Merger Agreement, each outstanding U & I stock option held by a U & I employee who will be retained by the Company after the Effective Time (each, a “Covered Employee”) shall cease to represent the right to acquire shares of U & I common stock and shall instead be converted automatically into an option to acquire shares of the Company’s common stock, and such assumed options will be assumed by the Company on substantially the same terms and conditions as were applicable under the corresponding U & I stock options immediately prior to the Effective Time. Each U & I stock option held by a U & I employee who will not be a Covered Employee shall become fully vested and be converted into the right to receive an amount in cash equal to the product obtained by multiplying (i) the excess, if any, of the per share Merger Consideration over the exercise price per share of such stock option by (ii) the total number of shares of U & I common stock subject to such stock option.
The Merger Agreement contains representations and warranties customary for transactions of this type from the Company and U & I, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time and, in the case of U & I, its obligation, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement and its non-solicitation obligations relating to alternative acquisition proposals. Each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants, in each case subject to certain materiality standards.
The consummation of the Merger is also subject to customary conditions, including receipt of regulatory approvals, receipt of the requisite approval of the shareholders of U & I, the absence of any law or order prohibiting the closing, and effectiveness of the registration statement to be filed by the Company with respect to the Company’s common stock to be issued in the Merger, the absence of the occurrence of a material adverse effect, as defined in the Merger Agreement, upon the Company or U & I, and certain other conditions as set forth in the Merger Agreement.
The Merger Agreement provides certain termination rights for both the Company and U & I and further provides that a termination fee of $2 million will be payable by U & I to the Company upon termination of the Merger Agreement under certain circumstances.

Additional Information and Where to Find It
In connection with the proposed Merger, we will file with the SEC a Registration Statement on Form S-4 that will include a Joint Proxy Statement/Prospectus of U & I and the Company, as well as other relevant documents concerning the proposed transaction. Shareholders are urged to read the Registration Statement and the Joint Proxy Statement/Prospectus regarding the Merger when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information. You will be able to obtain a free copy of the Joint Proxy Statement/Prospectus, as well as other filings containing information about Hope Bancorp and U & I at the SEC’s Internet site (www.sec.gov). You will also be able to obtain these documents, free of charge, from Hope Bancorp at www.bankofhope.com in the “Investor Relations” section under the “About” tab.

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
Through our current network of 73 branches and eight loan production offices, we offer core business banking products for small and medium-sized businesses and individuals. We accept deposits and originate a variety of loans, including commercial business loans, commercial real estate loans, trade finance loans, Small Business Administration (“SBA”) loans, auto loans, single-family mortgages, and credit cards. We offer cash management services to our business customers, which include remote deposit capture, lock box and ACH origination services. We offer comprehensive investment and wealth management services to high-net-worth clients. We also offer a mobile banking application for smartphones that extends convenient banking services, such as mobile deposits and bill payment, into the hands of customers at all times. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Most of our branches operate 24-hour automated teller machines (“ATMs”). We also offer debit card services with a rewards program to all customers. Our banking officers focus on customers to better support their banking needs. In addition, most of our branches offer foreign exchanges services, safe deposit boxes and other customary bank services. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
Lending Activities
Commercial Business Loans
We provide commercial loans to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions and other business related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credit) or (2) long-term loans (or term loans to businesses). Short-term loans are often used to finance current assets such as inventory and accounts receivable and typically have terms of one year with interest paid monthly on the outstanding balance and the principal balance due at maturity. Long-term loans typically have terms of five to seven years with principal and interest paid monthly. The credit worthiness of our borrowers is determined before a loan is originated and is periodically reviewed to ascertain whether credit quality changes have occurred. Commercial business loans are typically collateralized by the borrower’s business assets and/or real estate.
Our commercial business loan portfolio includes trade finance loans from our Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventory financing) of our borrowers. Our International Operations Department issues and advises on letters of credit for export and import businesses. The underwriting procedure for this type of credit is the same as for commercial business loans. We offer the following types of letters of credit to customers:

•	Commercial: An undertaking by the issuing bank to pay for a commercial transaction.

•	Standby: An undertaking by the issuing bank to pay for the non-performance of the applicant customer.

•	Revocable: Letter of credit that can be modified or cancelled by the issuing bank at any time with notice to the beneficiary (does not provide the beneficiary with a firm promise of payment).

•	Irrevocable: Letter of credit that cannot be altered or cancelled without mutual consent of all parties.

•	Sight: Letter of credit requiring payment upon presentation of conforming shipping documents.

•	Usance: Letter of credit that allows the buyer to delay payment up to a designated number of days after presentation of shipping documents.

•	Import: Letter of credit issued to assist customers in purchasing goods from overseas.

•	Export: Letter of credit issued to assist customers in selling goods to overseas.

•	Transferable: Letter of credit that allows the beneficiary to transfer its drawing (payment) rights, in part or full, to another party.

•	Non-transferable: Letter of credit that does not allow the beneficiary to transfer their right, in part or full, to another.

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
We provide commercial equipment lease financing through a relationship with a third-party leasing company. Equipment leasing loans are generally capital leases with maturities up to five years.
We also provide warehouse lines of credit to mortgage loan originators. The lines of credit are used by these originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial and industrial loan treatment for these types of loans.
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
The Company originates loans to finance construction projects including one-to-four family residences, multifamily residences, senior housing, and commercial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks than other loans due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, and the availability of long-term financing. Economic conditions may also impact the Company’s ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market, which could affect the borrowers’ ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes.
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
SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured to give the Bank a 50% first deed of trust (“TD”), the CDC a 40% second TD, and the remaining 10% is funded by the borrower. Interest rates for first TD Bank loans are subject to normal bank commercial rates and terms, and the second TD CDC loans are fixed for the life of the loans based on certain indices.

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
Consumer Loans
Our consumer loans consist of auto loans, home equity, single-family mortgages, and signature loans, with a majority of our consumer loan portfolio currently consisting of single-family mortgages secured by a first deed of trust on single family residences under variety of loan products including fixed-rate and adjustable-rate mortgages with either 30-year or 15-year terms. Adjustable rate mortgage loans are also offered with flexible initial and periodic adjustments ranging from five to seven years.
Investing Activities
The main objectives of our investment strategy are to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs”) and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), trust preferred securities, corporate securities, municipal securities, and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”
Our securities are classified for accounting purposes as available-for-sale. We do not maintain held-to-maturity or trading portfolios. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase.
Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings accounts, time deposit accounts, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay, remote deposit capture, lock boxes, and ACH origination services. In addition to our retail deposits, we obtain both secured and unsecured wholesale deposits including public deposits such as State of California Treasurer’s time deposits, brokered money market and time deposits, and deposits gathered from outside of the Bank’s normal market area through deposit listing services.
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
Borrowing Activities
When we have more funds than required for our reserve requirements or short-term liquidity needs, we may sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco (the “FHLB”), the Federal Reserve Bank of San Francisco (“the Federal Reserve Bank”), or our correspondent banks. In addition, we may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as asset-liability management strategies.
The FHLB functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB utilizing qualifying loans and certain securities as collateral. The FHLB offers a full range of borrowing programs on its advances, with terms ranging from one day to thirty years, at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB advances is included in Note 9 of “Notes to Consolidated Financial Statements.”
We may also borrow from the Federal Reserve Bank. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge.

Market Area and Competition
We currently have 73 banking offices in areas having high concentrations of Korean Americans, of which 42 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 12 are located in the New York City metropolitan area and New Jersey, eight are in the Chicago metropolitan area, four are in the Seattle metropolitan area, three are in Texas, two are in Virginia, one is in Alabama, and one is in Georgia. We also have eight loan production offices located in Dallas, Seattle, Atlanta, Denver, Portland, Fremont, Newport Beach, and Laguna Niguel. The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, marketplace platforms finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, are more widely recognized, have broader geographic scope, and offer a broader range of financial services than we do.
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
Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation or preventing recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the targeted federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest earning assets and paid on interest bearing liabilities. The nature and impact on Hope Bancorp, and the Bank, of future changes in monetary and fiscal policies cannot be predicted.
From time to time, legislation and regulations are enacted or adopted which have the effect of increasing the cost of doing business, limiting, or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, financial holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in state legislatures, and by various regulatory agencies. These proposals may result in changes in banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business, limit permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Supervision and Regulation.”
Supervision and Regulation
General
The Company is registered with and subject to examination by the FRB as a bank holding company and is also subject to certain provisions of the California Financial Code as applicable to bank holding companies. As a California state-chartered bank whose accounts are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (the “DBO”) and the FDIC. Such supervision and regulation covers substantially all of the business activities of the Company and the Bank, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. In addition, while the Bank is not a member of the FRB, the Bank is subject to certain regulations of the FRB. The federal and state regulatory systems are intended primarily for the protection of depositors, the FDIC deposit insurance fund (the “DIF”) and the banking system as a whole, rather than for the protection of shareholders or other investors.

In the exercise of their supervisory and examination authority, the regulatory agencies have recently emphasized corporate governance; capital planning and stress testing; liquidity management; enterprise risk management and other board responsibilities; anti-money laundering compliance; information technology adequacy; cyber security preparedness; vendor management; fair lending; and other consumer compliance obligations.
The following summarize certain laws and regulations that apply to the Company and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.
Legislation and Regulatory Developments
The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. For example, following the initial effectiveness of new capital rules (the “New Capital Rules”) in 2015, the phase-in of a new “capital conservation buffer” of 2.5% for minimum risk-weighted asset ratios under the New Capital Rules began on January 1, 2016 at 0.625% and increased to 1.25% on January 1, 2017. See “Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Our assets exceed $10 billion for the first time during 2016 and, as a result, we will begin to be subject to additional regulation and supervision applicable to banking organizations with more than $10 billion in assets, such as the following:

•
We will be required to comply with certain provisions of the FRB’s Enhanced Prudential Standards that impose a variety of requirements regarding risk management and governance. These standards require, for example, that we establish a board-level risk committee.

•
We will now be subject to periodic examination by the Consumer Finance Protection Bureau (“CFPB”) with respect to compliance with federal consumer laws. Although we were previously subject to regulations issued by the CFPB, the Bank’s primary federal regulatory, the FDIC, had responsibility for our consumer compliance exams. See “Consumer Finance Protection Bureau.”

•	We will have to comply with the annual stress testing requirements mandated by the Dodd-Frank Act.
Capital Adequacy Requirements
Bank holding companies and banks are subject to similar regulatory capital requirements administered by their state and federal supervisory banking agencies. The basic capital rule changes in the New Capital Rules adopted by the federal bank regulatory agencies were fully effective on January 1, 2015, but many elements are being phased in over multiple years. The risk-based capital guidelines for bank holding companies and banks, and additionally for banks, prompt corrective action regulations (see “Prompt Corrective Action Provisions”), require banking organizations to maintain capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit, and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.
The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. Many of the requirements in the New Capital Rules and other regulations and rules apply only to larger or internationally active institutions and those with $10 billion of assets. For example, banking organizations with more than $10 billion in assets are subject to the Dodd Frank Act’s requirements for annual stress tests and the Enhanced Prudential Standards, both of which will begin to apply to the Company and the Bank now that we have crossed the $10 billion asset threshold. Other requirements will apply, such as Comprehensive Capital Analysis and Review requirements; capital plan and Resolution Plan or living will submissions; an additional countercyclical capital buffer; a supplementary leverage ratio and the Liquidity Coverage Ratio rule requiring sufficient high-quality liquid assets which may apply to institutions with $50 billion or more or $250 billion or more assets or which may be identified as Global Systematically Important Banking Institution.

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
The following are the New Capital Rules applicable to the Company and the Bank since January 1, 2015:

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

•
the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios, which will be phased in until 2019 beginning at 0.625% of risk-weighted assets for 2016 and increasing to 1.25% for 2017, and which must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Management believes that, as of December 31, 2016, the Company and the Bank would meet all requirements under the New Capital Rules applicable to them on a fully phased-in basis if such requirements were currently in effect.
Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2016, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The prompt corrective action standards were also changed to conform with the New Capital Rules. Under the new standards, in order to be considered well-capitalized, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), an unchanged total capital ratio of 10% and an unchanged leverage ratio of 5%.
The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions such as taking brokered deposits.

Volcker Rule
In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness until July 2017 under rules promulgated by the FRB. The Company and the Bank had no investment positions or relationships at December 31, 2016 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.
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

Other Restrictions on the Company’s Activities
Subject to prior notice or FRB approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval. Pursuant to GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the Bank has engaged in any activities determined by the FRB to be financial in nature or incidental or complementary to activities that are financial in nature.

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
Bank Regulation
As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the FRB. Specific federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including FRB Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Act expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.
Pursuant to the FDI Act and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or by subsidiaries of bank holding companies. Further, California state chartered banks may conduct certain financial activities permitted under GLBA in a “financial subsidiary” to the same extent as may a national bank, provided the bank is and remains well-capitalized, well-managed and in satisfactory compliance with the CRA. The Bank currently conducts no non-banking or financial activities through subsidiaries.
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
Deposit Insurance
The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the depository institutions. The FDIC insures our customer deposits through the DIF up to prescribed limits. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of the Bank’s deposit insurance would result in the revocation of the Bank’s charter by the DBO.
We are generally unable to control the amount of assessments that we pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors.
In 2016, the FDIC adopted a rule increasing the DIF’s minimum reserve ratio to 1.35% as required by the Dodd Frank Act. As required by the Dodd-Frank Act, the costs of increasing the DIF’s reserve ratio from 1.15% to 1.35% will be borne by depository institutions with total consolidated assets of $10 billion or more, which could have a potential impact on the Bank’s deposit insurance assessments in future years because the Bank now has in excess of $10 billion in assets. Any future increases in FDIC insurance assessments may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
Dividends
Under California law, a California corporation such as the Company may make a distribution to its shareholders to the extent that either the corporation’s retained earnings meet or exceed the amount of the proposed distribution or the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met. It is the FRB’s policy, however, that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the FRB’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The FRB also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
The Bank is a legal entity that is separate and distinct from the Company. The Company depends on the performance of the Bank for funds that the Bank may pay to the Company as dividends for use in the Company’s operations and that the Company may use to pay dividends to shareholders. The ability of the Bank to pay a cash dividend to the Company is subject to provisions of the California Financial Code that limit the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The Bank’s ability to pay cash dividends to the Company will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The New Capital Rules may also restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

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
The Bank received a “Satisfactory” rating in the most recent public disclosure of CRA performance evaluation released by the FDIC in 2015, which states that the Bank’s CRA performance under the Lending, Investment, and Service Tests supports the overall rating.
Consumer Finance Protection Bureau
The Dodd-Frank Act created the CFPB as an independent entity within the FRB with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets continue to be examined for compliance by their primary federal banking agency. Following the merger, the Bank will be subject to examination by the CFPB.
In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to consumer mortgages. The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under the requirements for “qualified mortgages” that meet certain specific standards. As required by the Dodd-Frank Act, the CFPB also promulgated TILA-RESPA Integrated Disclosure (”TRID”) rules which became effective in 2015, require new mortgage disclosures. The Bank has fully implemented the TRID requirements.
Employees
As of December 31, 2016, we had 1,372 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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
Risk relating to our business
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City, Chicago, Texas, and Seattle metropolitan areas, New Jersey, Virginia, Alabama, and Georgia. Adverse economic conditions in our market areas have had a material adverse impact on the quality of our business. A renewed economic slowdown in the markets in which we operate currently and in the future may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	the level and duration of deposits may decline;

•	demand for our products and services may decline; and

•	collateral for loans may decline in value below the principal amount owed by the borrower.
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2016, approximately 80% of our loan portfolio consisted of loans secured by various types of real estate. Following the financial crisis of 2008, there was a general slowdown in the economy and declines in value in real estate. Although the economy has rebounded and real estate prices have gradually recovered from their earlier low levels, it is possible that there will be renewed deterioration in the real estate market generally and in commercial real estate values in particular, along with higher levels of unemployment. Such developments may result in additional loan charge-offs and provisions for loan losses, which may have a material and adverse effect on our net income and capital levels.
Our commercial loan and commercial real estate loan portfolios expose us to risks that may be greater than the risks related to our other loans. Our loan portfolio includes commercial loans and commercial real estate loans, which are secured by hotels and motels, shopping/retail centers, service station and car wash, industrial and warehouse properties, and other types of commercial properties. Commercial and commercial real estate loans carry more risk as compared to other types of lending, because they typically involve larger loan balances often concentrated with a single borrower or groups of related borrowers.
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
We may experience adverse effects from acquisitions. We have acquired other banking companies and bank offices in the past, anticipate closing the acquisition with U & I in 2017, and will consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Future acquisitions may increase the degree of such risks.

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
Increases in the level of our problem assets, occurrence of operating losses or a failure to comply with requirements of the agencies which regulate us may result in regulatory actions against us which may materially and adversely affect our business and the market price of our common stock. The DBO, the FDIC, and the FRB each have authority to take actions to require that we comply with applicable regulatory capital requirements, cease engaging in what they perceive to be unsafe or unsound practices or make other changes in our business. Among others, the corrective measures that such regulatory authorities may take include requiring us to enter into informal or formal agreements regarding our operations, the issuance of cease and desist orders to refrain from engaging in unsafe and unsound practices, removal of officers and directors and the assessment of civil monetary penalties. See “Item 1. Business – Supervision and Regulation” for a further description of such regulatory powers.
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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business. As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware, or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
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
As we expand outside our California markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have offices in the New York City, Chicago, Texas, and Seattle metropolitan areas, New Jersey, Virginia, Alabama, and Georgia. Over time, we may seek to establish offices to serve Korean-American communities in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.

Adverse conditions in South Korea or globally may adversely affect our business. A substantial number of our customers have economic and cultural ties to South Korea and, as a result, we are likely to feel the effects of adverse economic and political conditions there. If economic conditions in South Korea deteriorate, we may, among other things, be exposed to economic and transfer risk, and may experience an outflow of deposits by our customers with connections to South Korea. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may materially and adversely impact the recoverability of investments in or loans made to such entities. Adverse economic conditions in South Korea may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region. In addition, a general overall decline in global economic conditions may materially and adversely affect our profitability and overall results of operations.
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
In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies, including the Bank and the Company, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, as we have grown beyond $10 billion in assets, we are subject to enhanced CFPB examination as well as required to perform more comprehensive stress-testing on our business and operations.

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
If we fail to maintain an effective system of internal controls and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud. Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports, effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and business would be harmed. In addition, failure in our internal control over financial reporting and disclosure controls and procedures could cause us to fail to meet the continued listing requirements of the Nasdaq Global Select Market and, as a result, adversely impact the liquidity and trading price of our securities.
As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management identified material weaknesses in internal controls resulting from our merger of Wilshire Bancorp. See Item 9A, “Controls and Procedures” in this Form 10-K for additional information. Although the Company has already commenced efforts to remediate the material weaknesses, there can be no assurance that management will be able to remediate the material weaknesses in a timely manner, which could adversely affect our business and our ability to report our financial condition and results of operations accurately and on a timely basis.
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
Following the recently completed merger of the Company and Wilshire, combining the two companies may be more difficult, costly or time-consuming than expected. The success of the merger will depend, in part, on our ability to successfully combine the businesses of the Company and Wilshire. It is possible that the integration process could result in:

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
The Company may fail to realize cost savings from the merger. Although the Company expects to realize cost savings from the merger when fully phased in, it is possible that these potential cost savings may not be realized fully or realized at all, or may take longer to realize than expected. For example, future business developments may require the Company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. Cost savings also depend on the Company’s ability to combine the businesses of the Company and Wilshire in a manner that permits those costs savings to be realized. If the Company is not able to combine the two companies successfully, these anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected, which could have a material adverse effect on the Company’s financial condition, results of operation and stock price.
Impairment of goodwill resulting from the merger may adversely affect our results of operations. Goodwill of approximately $357.6 million and core deposits intangibles of $18.1 million were recorded by the Company as a result of the merger. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition, results of operations and stock price. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by generally accepted accounting principles. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.
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

•
The Dodd-Frank Act increased the authority of the FRB to examine the Company and its non-bank subsidiaries and gave the FRB the authority to establish rules regarding interchange fees charged for an electronic debit transaction by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer (the “Durbin Amendment”). By regulation, the FRB has limited the fees for such a transaction to the sum of 21 cents plus five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. The post-merger effect of the Durbin Amendment will be to lower significantly our interchange or “swipe” revenue, but such lower fees are not expected to have a material adverse effect on our results of operation.

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

•
A bank holding company with more than $10 billion in assets is required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the FRB, including a baseline, adverse and severely adverse economic conditions (known as “Dodd-Frank Act Stress Tests” or “DFAST”). The stress tests are designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices, adequately protect it and its affiliates in the event of an economic downturn. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The Board of Directors of the Company are required to review the Company’s policies and procedures at least annually. The Company is also required to report the results of its annual stress tests to the FRB, and to consider the results of the stress tests as part of its capital planning and risk management practices. The Company will be subject to the DFAST regime commencing on January 1, 2018, but well in advance of that date, the Company will need to undertake the planning and other actions that it deems reasonably necessary to achieve timely compliance.

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
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2016, we operated full-service branches at 67 leased operations and six owned facilities operations, and we operated loan production offices at eight leased operations. Expiration dates of our leases range from 2017 to 2030. We believe our present facilities are adequate for our current needs.

Item 3.	LEGAL PROCEEDINGS
In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled approximately $557 thousand at December 31, 2016. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HOPE.”
The following table sets forth, the quarterly range of high and low closing prices and quarterly dividend paid on our common stock for the past two fiscal years:

	Closing Sale Price
Quarters ended:	High	Low	Dividends
December 31, 2016	$22.41	$15.45	$0.12
September 30, 2016	$17.45	$14.41	$0.11
June 30, 2016	$16.36	$14.09	$0.11
March 31, 2016	$16.80	$13.79	$0.11
December 31, 2015	$19.21	$14.96	$0.11
September 30, 2015	$15.74	$13.85	$0.11
June 30, 2015	$15.33	$14.11	$0.10
March 31, 2015	$14.60	$12.92	$0.10

The closing price for our common stock on the NASDAQ Global Select Market on April 26, 2017 was $19.41 per share. As of April 26, 2017, there were 1,181 stockholders of record of our common stock.
Hope Bancorp’s ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the payment of dividends by Hope Bancorp is subject to review and possible limitation by the FRB under its authority as regulator of bank holding companies, including any limitations which may be imposed as a condition in connection with any regulatory approvals we may apply for. In general, the FRB discourages the payment of dividends on common stock in amounts exceeding a holding company’s net income available to common stockholders for the four quarters preceding a dividend payment. If we defer interest on the subordinated debentures issued in connection with our trust preferred securities, Hope Bancorp would also be prohibited from paying any dividends on common stock or preferred stock until Hope Bancorp is current on its interest payments.
Hope Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to Hope Bancorp. The ability of the Bank to declare a cash dividend to Hope Bancorp is subject to compliance with its minimum capital requirements and, additional limitations under California law and regulations.
The applicable statutory and regulatory limitations on the declaration and payment of dividends are further described in “Item 1. Business – Supervision and Regulation – Dividends.”
We did not repurchase any of our shares of common stock during the year ended December 31, 2016. We currently do not have a common stock repurchase program in place.

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
The following graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by Hope Bancorp under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.
COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG HOPE BANCORP, NASDAQ MARKET INDEX, S&P SMALLCAP 600 INDEX,
SNL BANK & THRIFT INDEX AND, S&P 500 INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2011
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2016

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Hope Bancorp, Inc.	100.00	122.95	179.53	159.37	196.22	256.79
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
S&P 600 Index	100.00	116.33	164.38	173.84	170.41	215.67
SNL Bank and Thrift	100.00	134.28	183.86	205.25	209.39	264.35
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial and other data of the Company as of and for each of the years in the five-year period ended December 31, 2016. The information below should be read in conjunction with, and is qualified in its entirety by: the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	As of or For The Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$421,934	$313,660	$302,657	$283,073	$267,885
Interest expense	58,579	40,618	36,060	30,018	29,647
Net interest income	363,355	273,042	266,597	253,055	238,238
Provision for loan losses	9,000	8,000	12,638	20,000	19,104
Net interest income after provision for loan losses	354,355	265,042	253,959	233,055	219,134
Noninterest income	51,819	43,691	44,187	42,719	39,449
Noninterest expense	214,975	153,384	151,624	141,620	120,950
Income before income tax provision	191,199	155,349	146,522	134,154	137,633
Income tax provision	77,452	63,091	57,907	52,399	54,410
Net income	$113,747	$92,258	$88,615	$81,755	$83,223
Dividends and discount accretion on preferred stock	—	—	—	—	(5,640)
Net income available to common stockholders	$113,747	$92,258	$88,615	$81,755	$77,583

Per Common Share Data:
Earnings—basic	$1.10	$1.16	$1.11	$1.03	$0.99
Earnings—diluted	$1.10	$1.16	$1.11	$1.03	$0.99
Book value (period end, excluding preferred stock and warrants)	$13.72	$11.79	$11.10	$10.18	$9.62
Cash dividends declared per common share	$0.45	$0.42	$0.35	$0.25	$0.05
Number of common shares outstanding (period end)	135,240,079	79,566,356	79,503,552	79,441,525	78,041,511
Balance Sheet Data—At Period End:
Assets	$13,441,422	$7,912,648	$7,140,330	$6,475,199	$5,640,661
Securities available for sale	$1,556,740	$1,010,556	$792,523	$701,751	$700,403
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$10,543,332	$6,248,341	$5,565,192	$5,074,175	$4,296,252
Deposits	$10,642,035	$6,340,976	$5,693,452	$5,148,057	$4,384,035
FHLB advances	$754,290	$530,591	$480,975	$421,352	$420,722
Subordinated debentures	$99,808	$42,327	$42,158	$57,410	$41,846
Stockholders’ equity	$1,855,473	$938,095	$882,773	$809,374	$751,104

Average Balance Sheet Data:
Assets	$10,342,063	$7,389,530	$6,830,244	$6,042,674	$5,228,557
Securities available for sale	$1,276,068	$871,010	$713,775	$699,812	$690,719
Gross loans, including loans held for sale	$8,121,897	$5,846,658	$5,355,243	$4,692,089	$3,974,626
Deposits	$8,232,984	$5,879,704	$5,439,920	$4,739,261	$3,989,401
Stockholders’ equity	$1,342,954	$912,609	$848,443	$788,570	$775,718

	As of or For The Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	1.10%	1.25%	1.30%	1.35%	1.59%
Return on average stockholders’ equity(2)	8.47%	10.11%	10.44%	10.37%	10.73%
Average stockholders’ equity to average assets	12.99%	12.35%	12.42%	13.05%	14.84%
Dividend payout ratio (dividends per share/earnings per share)	40.86%	36.21%	31.53%	24.27%	5.05%
Net interest spread(3)	3.49%	3.62%	3.88%	4.23%	4.59%
Net interest margin(4)	3.75%	3.88%	4.13%	4.46%	4.88%
Yield on interest earning assets(5)	4.36%	4.46%	4.68%	4.99%	5.48%
Cost of interest bearing liabilities(6)	0.87%	0.84%	0.80%	0.76%	0.89%
Efficiency ratio(7)	51.78%	48.43%	48.79%	47.88%	43.56%

Regulatory Capital Ratios:
Hope Bancorp:
Common Equity Tier 1	12.10%	12.08%	12.96%	12.65%	14.03%
Tier 1 Leverage	11.49%	11.53%	11.62%	11.97%	12.76%
Tier 1 risk-based	12.92%	12.67%	13.64%	13.66%	14.91%
Total risk-based	13.64%	13.80%	14.80%	14.90%	16.16%
Bank of Hope:
Common Equity Tier 1	12.75%	12.56%	13.44%	13.46%	14.47%
Tier 1 Leverage	11.33%	11.43%	11.45%	11.79%	12.38%
Tier I risk-based	12.75%	12.56%	13.44%	13.46%	14.47%
Total risk-based	13.46%	13.69%	14.61%	14.70%	15.73%

	As of or For The Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Asset Quality Data:
Nonaccrual loans	$40,074	$40,801	$46,353	$39,154	$29,653
Loans 90 days or more past due and still accruing (8)	305	375	361	5	—
Restructured loans (accruing)	48,874	47,984	57,128	33,903	29,849
Total nonperforming loans	89,253	89,160	103,842	73,062	59,502
Other real estate owned	21,990	21,035	21,938	24,288	2,698
Total nonperforming assets	$111,243	$110,195	$125,780	$97,350	$62,200

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.38%	0.65%	0.83%	0.77%	0.69%
Nonperforming loans to loans receivable	0.85%	1.43%	1.87%	1.44%	1.38%
Nonperforming assets to total assets	0.83%	1.39%	1.76%	1.50%	1.10%
Nonperforming assets to loans receivable and other real estate owned	1.05%	1.76%	2.25%	1.91%	1.45%
Allowance for loan losses to loans receivable	0.75%	1.22%	1.22%	1.33%	1.56%
Allowance for loan losses to nonaccrual loans	197.99%	187.27%	146.18%	171.94%	225.75%
Allowance for loan losses to nonperforming loans	88.90%	85.70%	65.25%	92.14%	112.50%
Allowance for loan losses to nonperforming assets	71.32%	69.34%	53.87%	69.15%	107.62%
Net charge-offs (recoveries) to average loans receivable	0.07%	(0.01)%	0.23%	0.42%	0.36%

(1)	Net income divided by the average assets.

(2)	Net income divided by the average stockholders’ equity.

(3)	Difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	Net interest income expressed as a percentage of average interest earning assets.

(5)	Interest income divided by the average interest earning assets.

(6)	Interest expense divided by the average interest bearing liabilities.

(7)	Noninterest expense divided by the sum of net interest income plus noninterest income.

(8)	Excludes acquired credit impaired loans totaling $19.6 million, $12.2 million, $30.4 million, $43.8 million, and $17.7 million as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We offer a full range of commercial banking and consumer deposit products through Bank of Hope. We now have 73 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Alabama, and Georgia. We have eight loan production offices located in the Atlanta, Dallas, Denver, Portland, Seattle, Fremont, Newport Beach, and Laguna Niguel. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance, SBA loans, and consumer loans.
Our results are affected by economic conditions in our markets and in South Korea. A decline in economic and business conditions in our market areas or in South Korea may have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.
Our principal business involves earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of SBA loans. Our major expenses are the interest we pay on deposits and borrowings, provisions for loan losses and general operating expenses, which primarily consist of salaries and employee benefits and occupancy costs. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending and political events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our performance.
Recently Announced and Completed Mergers and Acquisitions
On January 23, 2017, we announced the signing of the Merger Agreement with U & I Financial Corp. (“U & I”), the holding company of UniBank located in Lynnwood, Washington. As part of the merger, UniBank will merge with and into Bank of Hope. Under the terms of the Merger Agreement, U & I common shareholders will be entitled to receive shares of HOPE common stock in this stock-for-stock transaction. The total aggregate value of the transaction is approximately $48.8 million or $9.50 per U & I common share, subject to certain adjustments described in the Merger Agreement. We currently expect to close the transaction during the third quarter of 2017, subject to customary closing conditions, including regulatory approvals and U & I’s shareholder approval.
On July 29, 2016, we completed the merger with Wilshire Bancorp, Inc (“Wilshire”). Through the merger, we acquired Wilshire’s thirty-five full-service branch offices, twenty-two of which were located in California, eight in New York and New Jersey, three in Texas, and one of each in Georgia and Alabama. Under the terms of the Merger Agreement, Wilshire shareholders had the right to receive 0.7034 of a share of our common stock in exchange for each share of Wilshire common stock they own in a 100% stock-for-stock transaction.
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

Each acquisition was, or in the case of the U & I merger, will be, accounted for as acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification (“ASC”) 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entities. To the extent we did not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third party valuation specialists to assist us in determining such values.
Critical Accounting Policies
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 of our Consolidated Financial Statements presented elsewhere herein and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may materially differ from these estimates under different assumptions or conditions.
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
Business Combinations
Mergers and acquisitions are accounted for in accordance with ASC 805 “Business Combinations” using the acquisition method of accounting. Assets and liabilities assumed are generally recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Significant estimates and judgements are involved in the fair valuation and purchase price allocation process. Critical accounting policies related to acquired loans is discussed in more detail below under “Acquired Loans and Purchase Credit Impaired Loans”.
Investment Securities
The fair values of investment securities are generally determined by quoted market prices obtained from independent external brokers or external pricing services providers who have experience in valuing these securities. We perform a monthly analysis on the broker quotes received from third parties to assess whether the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies as well as independent auditors’ reports from the third party regarding its controls over valuation of financial instruments, review of pricing trends and monitoring of trading volumes. We also compare the market prices obtained from one source to another reputable independent external brokers or independent external pricing service providers for the reasonableness of the initial market prices obtained on a quarterly basis. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2016 or 2015.
We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be other-than-temporarily impaired as of December 31, 2016. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios” below.
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

Acquired Loans
Loans that we acquired were recorded at fair value with no carryover of the related allowance for loan losses. We evaluated acquired loans for credit impairment and accounted for the credit impaired loans (“Purchased Credit Impaired Loans” or “PCIs”) under the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Loans from the acquisitions that were not determined to be credit impaired (“Acquired Performing Loans” or “non-PCIs”) were placed in pools with similar risk characteristics. We periodically reassess the net realizable value of each loan pool and record interest income resulting from the accretion of the purchase discount in accordance with ASC 310-20.
Purchased Credit Impaired Loans
In accordance with ASC 310-30, PCI loans were aggregated into pools based on individually evaluated common risk characteristics and expected cash flows were estimated on a pool basis. Each pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. A loan will be removed from a pool of loans at its carrying value only if the loan is sold or foreclosed, assets are received in satisfaction of the loan or the loan is written off.
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
PCI loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to collect the new carrying value of the loans in full. As such, we no longer consider the loan to be nonaccrual or nonperforming and accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.
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
The loss sharing provisions of the agreements related to the Innovative Bank expired on June 30, 2015, however, the Company will continue to reimburse the FDIC for recoveries on its covered assets until June 30, 2018. In addition, recently acquired Wilshire Bank had a loss sharing agreement with the FDIC related to loans acquired from Mirae Bank which was assumed by the Company in the acquisition of Wilshire in July 2016. The loss sharing agreement related to Wilshire with respects to losses on loans acquired from Mirae Bank expired in June 2014, however, the Company will continue to reimburse the FDIC for recoveries on former Mirae Bank loans until June 2017.

Goodwill
We test goodwill for impairment annually. Before applying the two-step goodwill impairment test, in accordance with Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. We assessed certain qualitative factors to determine whether impairment was likely including: the Company’s market capitalization, capital adequacy, continued performance compared to peers, and continued improvement in asset quality trends, among others. Based on our qualitative assessment, we were not required to perform the two-step impairment test as of December 31, 2016.
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
Income Taxes
The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Note 11 to our Consolidated Financial Statements presented elsewhere herein. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position. We account for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.
Section 382 of the Internal Revenue Code imposes a limitation (“382 Limitation”) on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period not to exceed three years (“382 Ownership Change”). As a result of the acquisitions on February 14, 2013 of PIB, on August 12, 2013 of Foster, and on July 29, 2016 of Wilshire Bancorp, all three entities underwent a 382 Ownership Change resulting in a 382 Limitation to each entity’s net operating loss and tax credit carryforwards. None of the entities had a net unrealized built in loss as of the 382 Ownership Change date. Given the applicable 382 Limitation, the Company is expected to fully utilize the PIB and Wilshire net operating loss and tax credit carryforwards before expiration. However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger a future Section 382 Ownership Change of the Company which could limit the Company’s use of these tax attributes.

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

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2016	Amount	%	2015	Amount	%	2014
Interest income	$421,934	$108,274	35%	$313,660	$11,003	4%	$302,657
Interest expense	58,579	17,961	44%	40,618	4,558	13%	36,060
Net interest income	363,355	90,313	33%	273,042	6,445	2%	266,597
Provision for loan losses	9,000	1,000	13%	8,000	(4,638)	(37)%	12,638
Noninterest income	51,819	8,128	19%	43,691	(496)	(1)%	44,187
Noninterest expense	214,975	61,591	40%	153,384	1,760	1%	151,624
Income before income tax provision	191,199	35,850	23%	155,349	8,827	6%	146,522
Income tax provision	77,452	14,361	23%	63,091	5,184	9%	57,907
Net income	$113,747	$21,489	23%	$92,258	$3,643	4%	$88,615
Net Income
Our net income was $113.7 million for 2016 compared to $92.3 million for 2015 and $88.6 million for 2014. Our earnings per common share based on fully diluted shares were $1.10, $1.16 and $1.11 for 2016, 2015 and 2014, respectively. The return on average assets was 1.10%, 1.25% and 1.30% and the return on average stockholders’ equity was 8.47%, 10.11% and 10.44% for 2016, 2015 and 2014, respectively. The decline in return on average assets and average stockholders’ equity largely due to the annual decline in loan yields and an increase in deposit costs which reduced net interest income from 2014 to 2015 and from 2015 to 2016.

Impact of Acquisitions
The comparability of our operating results is affected by our acquisition of Wilshire Bancorp in July 2016. We acquired $4.63 billion in total assets from Wilshire at the time of the acquisition. The acquisition was accounted for using the acquisition method of accounting and, accordingly, Wilshire’s operating results have been included in the consolidated financial statements from the acquisition date. In addition to Wilshire, we acquired Foster Bancshares and Pacific International Bancorp in 2013.
Net income for the year ended December 31, 2016 and 2015 was impacted by the accretion of discounts and the amortization of premiums relating to past acquisitions. The following table summarizes the accretion and amortization adjustments that are included in net income for the year ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$9,330	$9,840
Accretion of discounts on acquired credit impaired loans	7,256	7,179
Amortization of premium on low income housing partnership investments	(127)	—
Amortization of premiums on assumed FHLB advances	973	384
Accretion of discounts on assumed subordinated debt	(539)	(169)
Amortization of premiums on assumed time deposits	5,857	186
Amortization of core deposit intangible assets	(1,732)	(1,068)
Total	$21,018	$16,352

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
The following table presents our net interest margin, net interest rate spread, and our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds, for the periods indicated:

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans(1)(2)(3)	$8,121,897	$392,127	4.83%	$5,846,658	$291,344	4.98%	$5,355,243	$283,817	5.30%
Securities(3)	1,276,068	25,442	1.99%	871,010	18,611	2.14%	713,775	16,084	2.25%
FRB and FHLB stock and other investments	281,824	4,365	1.55%	313,904	3,705	1.18%	389,298	2,736	0.69%
Federal funds sold	—	—	—	—	—	—%	3,342	20	0.60
Total interest earning assets	9,679,789	421,934	4.36%	7,031,572	313,660	4.46%	6,461,658	302,657	4.68%
Total noninterest earning assets	662,274			357,958			368,586
Total assets	$10,342,063			$7,389,530			$6,830,244
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$2,587,548	21,136	0.82%	$1,697,033	12,430	0.73%	$1,514,386	10,270	0.68%
Savings	234,332	1,282	0.55%	193,610	1,670	0.86%	206,667	2,095	1.01%
Time certificates	3,219,484	25,673	0.80%	2,377,993	19,312	0.81%	2,270,726	16,813	0.74%
FHLB advances	619,557	7,560	1.22%	503,127	5,645	1.12%	452,923	5,245	1.16%
Other borrowings	64,165	2,928	4.49%	40,694	1,561	3.78%	43,459	1,637	3.72%
Total interest bearing liabilities	6,725,086	58,579	0.87%	4,812,457	40,618	0.84%	4,488,161	36,060	0.80%
Noninterest bearing liabilities and equity:
Demand deposits	2,191,620			1,611,068			1,448,141
Other liabilities	82,403			53,396			45,499
Stockholders’ equity	1,342,954			912,609			848,443
Total liabilities and stockholders’ equity	$10,342,063			$7,389,530			$6,830,244
NET INTEREST INCOME AND YIELD:
Net interest income		$363,355			$273,042			$266,597
Net interest margin			3.75%			3.88%			4.13%
Net interest spread(4)			3.49%			3.62%			3.88%
Cost of funds(5)			0.66%			0.63%			0.61%
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
(3) Interest income and yields are not presented on a tax-equivalent basis.
(4) Interest on interest earning assets minus interest on interest bearing liabilities.
(5) Interest on interest bearing liabilities and noninterest bearing deposits.

Year ended December 31,	Net Loan Origination Fees	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2016	$1,798	$3,491	$(483)	$16,586
2015	$1,540	$2,202	$27	$17,019
2014	$1,523	$1,566	$(26)	$23,398
Net Interest Income
Net interest income was $363.4 million for 2016, compared to $273.0 million for 2015 and $266.6 million for 2014. Changes in net interest income are a function of changes in interest rates and volume of interest earning assets and interest bearing liabilities. The following table sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	Year Ended December 31,
	2016 Compared to 2015			2015 Compared to 2014
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$100,783	$(9,327)	$110,110	$7,527	$(17,574)	$25,101
Interest on securities	6,831	(1,318)	8,149	2,527	(848)	3,375
Interest on other investments	660	1,068	(408)	949	1,566	(617)
TOTAL INTEREST INCOME	$108,274	$(9,577)	$117,851	$11,003	$(16,856)	$27,859
INTEREST EXPENSE:
Interest on demand deposits	$8,706	$1,567	$7,139	$2,160	$832	$1,328
Interest on savings	(388)	(692)	304	(425)	(292)	(133)
Interest on time certificates of deposit	6,361	(355)	6,716	2,499	1,690	809
Interest on FHLB advances	1,915	526	1,389	400	(177)	577
Interest on other borrowings	1,367	334	1,033	(76)	28	(104)
TOTAL INTEREST EXPENSE	$17,961	$1,380	$16,581	$4,558	$2,081	$2,477
NET INTEREST INCOME	$90,313	$(10,957)	$101,270	$6,445	$(18,937)	$25,382
Net interest income increased $90.3 million, or 33%, during 2016. The increase was primarily due to an increase in average interest earning assets by 38% during the year which resulted in an increase of $117.9 million in interest income due to volume. Interest bearing liabilities increased during the year by 40%. The corresponding increase in interest expense due to volume was $16.6 million. The growth in interest earning assets was partially offset by decreasing yields in both loans and investment securities throughout the period.
Net interest income increased $6.4 million, or 2%, during 2015. The increase was primarily due to an increase in average interest earning assets by 9% during the year which resulted in an increase of $27.9 million in interest income due to volume. Interest bearing liabilities increased during the year by 7%. The corresponding increase in interest expense due to volume was $2.5 million. The growth in interest earning assets was partially offset by decreasing yields in both loans and investment securities throughout the period.

Interest Income
Interest income was $421.9 million for 2016, compared to $313.7 million for 2015 and $302.7 million for 2014. The yield on average interest earning assets was 4.36% for 2016, compared to 4.46% for 2015 and 4.68% for 2014.
Comparison of 2016 with 2015
The increase in interest income of $108.3 million, or 35% for 2016 compared to 2015 was primarily a result of income on loans and investments acquired from the acquisition of Wilshire in July 2016. The fair value of loans acquired from Wilshire at acquisition totaled $3.82 billion and the fair value of investments totaled $478.9 million. The average balances of gross loans increased by $2.28 billion during the year and average investments increased by $405.1 million for the same period. This increase in interest income from the increase in overall loans was partially offset by a decline in interest income from a reduction in loan yield. Loan discount accretion decreased by $433 thousand, from $17.0 million for the year ended December 31, 2015 to $16.6 million for the year ended December 31, 2016.
Comparison of 2015 with 2014
The increase in interest income of $11.0 million, or 4%, for 2015 compared to 2014 was primarily a result of organic growth in our loans receivable. The average balance of gross loans increased by $491.4 million during the year. This increase in interest income from the increase in overall loans was partially offset by a decline in interest income from a reduction in loan yield. Loan discount accretion decreased by $6.4 million, from $23.4 million for the year ended December 31, 2014 to $17.0 million for the year ended December 31, 2015.
Interest Expense
Deposits
Interest expense on deposits was $48.1 million for 2016 compared to $33.4 million for 2015 and $29.2 million for 2014. The average cost of deposits was 0.58% for 2016, compared to 0.57% for 2015 and 0.54% for 2014. The average cost of interest bearing deposits was 0.80%, compared to 0.78% for 2015 and 0.73% for 2014.
Comparison of 2016 with 2015
The increase in interest expense on total deposits of $14.7 million, or 44%, for 2016, compared to 2015 was due to an increase in interest bearing deposits acquired from Wilshire. The fair value of deposits acquired from Wilshire at acquisition was $3.81 billion. The average balance of interest bearing deposits increased by $1.77 billion in 2016 compared to 2015. In addition, the average rate on average interest bearing deposits decreased by 2 basis points. The average balance of noninterest bearing deposits accounted for 26.6% of total average deposits at December 31, 2016, compared to 27.4% at December 31, 2015.
Comparison of 2015 with 2014
The increase in interest expense on total deposits of $4.2 million, or 15%, for 2015, compared to 2014 was due to an increase in average interest bearing deposits and a change in the deposit mix. The average balance of our time deposits increased by $107.3 million during the year. In addition, the rate on average interest bearing deposits increased by 5 basis points. The average balance of noninterest bearing deposits accounted for 27.4% of total average deposits at December 31, 2015, compared to 26.6% at December 31, 2014.
Borrowings
Borrowings include borrowings from the FHLB and subordinated debentures. As part of our asset-liability management, we utilize FHLB advances to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB advances were $619.6 million in 2016, compared to $503.1 million in 2015 and $452.9 million in 2014. Interest expense on FHLB advances was $7.6 million for 2016, compared to $5.6 million for 2015 and $5.2 million for 2014. The average cost of FHLB advances was 1.22% for 2016, compared to 1.12% for 2015 and 1.16% for 2014. The average cost of FHLB advances includes the amortization of premiums recorded on advances acquired from prior acquisitions. Total amortization for 2016 was $973 thousand compared to $384 thousand in 2015. We repaid $805.0 million in FHLB advances in 2016 with an average rate of 0.56% In addition, we borrowed $825.0 million with an average rate of 0.64% in 2016. The Company also assumed $200.0 million in FHLB borrowing from the acquisition of Wilshire at fair value at an average rate of 0.86%.
Other borrowings include subordinated debentures which bear interest at 3-month LIBOR plus a designated spread. With the acquisition of Wilshire, the Company assumed four subordinated debentures at a fair value of $56.9 million. There were no other changes in our balance of subordinate debentures during the year, except for the increase related to the discount accretion from an acquired trust preferred security.

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
Comparison of 2016 with 2015
The provision for loan losses was $9.0 million for 2016, an increase of $1.0 million, or 13%, from $8.0 million for 2015. The provision was calculated based on a net charge offs of $6.1 million during the year and an increase in the required allowance for loan losses primarily due to an increase in loan volume. Loans acquired from Wilshire during 2016 were recorded at fair value and therefore did not significantly impact the provision for loan losses during the year.
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
Noninterest Income
Noninterest income is primarily comprised of service charges on deposit accounts, net gains on sales of SBA loans, and other fees and income. Noninterest income was $51.8 million for 2016, compared to $43.7 million for 2015 and $44.2 million for 2014.
Comparison of 2016 with 2015
The increase in noninterest income for 2016 over 2015 primarily reflected increases in service charges on deposit accounts and other income and fees. These increases were offset by a decrease in net gains on sales of SBA loans.
Service charges on deposits increased $3.8 million, or 31%, to $16.0 million due to an increase of $2.2 million in business analysis fees charged and an increase of $1.2 million in non-sufficient funds collected from business and personal accounts. The increase in deposits service charges was largely due to the increase in deposits from the acquisition of Wilshire.
Net gains on sales of SBA loans decreased by $3.9 million, or 31%, to $8.8 million in 2016 from $12.7 million in 2015. The volume of sales of SBA loans and the net gains recorded from the sales are primarily driven by the production of SBA loans which decreased during the year. SBA loans sold during the year totaled $116.1 million in 2016 compared to $165.2 million in 2015.
Other income and fees increased by $3.8 million, or 48% during the year. Miscellaneous income increased $1.8 million in 2016 and fee income from our loan hedging product increased by $789 thousand during the year, due to an increase in the volume of transactions. Credit card processing fees also increased by $865 thousand during 2016. Overall other income and fees increased in 2016 compared to 2015 due to the acquisition of Wilshire.
Comparison of 2015 with 2014
The decrease in noninterest income for 2015 over 2014 primarily reflected decreases in service charges on deposit accounts and net gains on sales of SBA loans. These decreases were offset by an increase in other income and fees and net gains on sales or called securities available for sale.
Service charges on deposits decreased from $13.7 million in 2014 to $12.2 million in 2015 primarily due to a decrease of $1.6 million in non-sufficient funds collected from business and personal accounts. The decrease was partially offset by increases in stop payment fees and returned item charges. Net gains on sales of SBA loans decreased by $509 thousand, or 4%, to $12.7 million in 2015 from $13.2 million in 2014. The volume of sales of SBA loans and the net gains recorded from the sales are primarily driven by the production of SBA loans which decreased slightly during the year. Proceeds from SBA loans sold during the year decreased by $619 thousand, down to $165.2 million in 2015 compared to $165.8 million in 2014.

Other income and fees increased by $1.3 million, or 20% during the year. Fee income from our loan hedging product increased by $960 thousand during the year, due to an increase in the volume of transactions. Credit card processing fees increased by $225 thousand as we launched new credit card products in 2015.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2016	Amount	%	2015	Amount	%	2014
Noninterest Income:
Service charges on deposit accounts	$15,964	$3,758	31%	$12,206	$(1,480)	(11)%	$13,686
International service fees	3,693	245	7%	3,448	(481)	(12)%	3,929
Loan servicing fees, net	3,519	384	12%	3,135	(93)	(3)%	3,228
Wire transfer fees	4,326	694	19%	3,632	64	2%	3,568
Net gains on sales of SBA loans	8,750	(3,915)	(31)%	12,665	(509)	(4)%	13,174
Net gains on sales of other loans	2,920	2,650	981%	270	270	100%	—
Net gains on sales and calls of securities available for sale	950	526	124%	424	424	100%	—
Other income and fees	11,697	3,786	48%	7,911	1,309	20%	6,602
Total noninterest income	$51,819	$8,128	19%	$43,691	$(496)	(1)%	$44,187
Noninterest Expense
Noninterest expense is primarily comprised of salaries and benefit expense, occupancy expense, and furniture and equipment expense. Noninterest expense was $215.0 million for 2016, compared to $153.4 million for 2015 and $151.6 million for 2014. The increases in noninterest expenses were $61.6 million, or 40%, for 2016 as compared to 2015 and $1.8 million, or 1%, for 2015 as compared to 2014.
Comparison of 2016 with 2015
The increase in noninterest expense for 2016 over 2015 was due mostly to increases in salaries and employee benefits, merger related expenses, and occupancy expenses. All noninterest expense line items were increased in 2016 compared to 2015 due to the acquisition of Wilshire in the third quarter of 2016.
Salaries and employee benefits totaled $107.9 million for 2016, an increase of $23.0 million, or 27%, compared to $84.9 million for 2015. The increase was comprised mostly of a $14.1 million increase in employee salaries and an increase of $4.1 million in provision for bonuses. These increases primarily reflect increases in the number of full-time equivalent employees to 1,372 at December 31, 2016, from 938 as of December 31, 2015, and 915 at December 31, 2014. The increase in full-time employees was directly a result of the acquisition of Wilshire in the third quarter of 2016.
Occupancy expense increased $5.2 million, or 27%, to $24.6 million for 2016, compared to $19.4 million in 2015. With the acquisition of Wilshire, the Company assumed 35 branches offices and six loan loan production offices. Although some of these locations were closed with our branch consolidation plan, the remaining lease locations contributed to the overall increase in occupancy expenses for 2016. The Company has plans for further branch consolidation in 2017, which will likely result in an overall decrease in occupancy expenses in the 2017.
Merger related expenses increased $15.4 million, to $16.9 million for 2016, compared to $1.5 million in 2015. Of the $16.9 million in merger related expenses for 2016, $16.8 million was related to the acquisition of Wilshire in July 2016. The bulk of these expenses were related to financial advisory and legal fees associated with preparing for the acquisition of Wilshire.
Other expenses increased $8.0 million, or 73%, to $18.9 million in 2016, compared to $10.9 million in 2015. The increase in other expenses was attributed to increases in expenses related to low income housing tax credit investments, amortization on our core deposit intangible assets, and an increase in expenses related to our directors. All of these increases were in some way related to the acquisition of Wilshire.

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
Furniture and equipment expense increased $1.1 million, or 14%, to $9.2 million for 2015, compared to $8.1 million in 2014. These expenses were comprised primarily of depreciation expense and building and equipment maintenance costs. Depreciation for furniture and equipment increased by $348 thousand primarily due to increases in fixed assets for our branches. Maintenance costs for hardware equipment and software increased by $777 thousand during the year. Merger related expenses increased $1.2 million, to $1.5 million for 2015, compared to $322 thousand in 2014. The merger related expenses in 2015, primarily consisting of fees for legal counsel and financial advisors, were associated with the announcement of the merger agreement with Wilshire on December 7, 2015.
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
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2016	Amount	%	2015	Amount	%	2014
Noninterest Expense:
Salaries and employee benefits	$107,944	$23,045	27%	$84,899	$9,198	12%	$75,701
Occupancy	24,574	5,183	27%	19,391	261	1%	19,130
Furniture and equipment	11,726	2,481	27%	9,245	1,113	14%	8,132
Advertising and marketing	7,320	2,230	44%	5,090	(336)	(6)%	5,426
Data processing and communications	11,403	2,224	24%	9,179	283	3%	8,896
Professional fees	6,556	971	17%	5,585	(297)	(5)%	5,882
FDIC assessment	4,165	77	2%	4,088	(265)	(6)%	4,353
Loss on investments in affordable housing partnerships	4,100	2,658	184%	1,442	(114)	(7)%	1,556
Credit related expense	2,954	1,030	54%	1,924	(4,952)	(72)%	6,876
OREO expense	2,492	969	64%	1,523	(1,747)	(53)%	3,270
Merger and integration expense	16,914	15,374	998%	1,540	1,218	378%	322
Other	14,827	5,349	56%	9,478	(2,602)	(22)%	12,080
Total noninterest expense:	$214,975	$61,591	40%	$153,384	$1,760	1%	$151,624
Income Tax Provision
The provision for income taxes for 2016 was $77.5 million, compared to $63.1 million in 2015 and $57.9 million in 2014. The effective income tax rate was 40.5% for 2016, compared to 40.6% for 2015 and 39.5% for 2014. See Note 11 of Notes to Consolidated Financial Statements for more detailed information on income taxes.

Financial Condition
Our total assets were $13.44 billion at December 31, 2016, compared to $7.91 billion at December 31, 2015, an increase of $5.53 billion, or 70% year over year. The increase in assets was principally due to assets acquired from the acquisition of Wilshire during the third quarter of 2016. The acquisition resulted in an increase in assets of approximately $4.99 billion in assets including fair value adjustments and goodwill created from the transaction.
Loan Portfolio
We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans, trade finance, and consumer loans. Gross loans receivable rose by $4.29 billion to $10.54 billion at December 31, 2016, from $6.25 billion at December 31, 2015.
We experience an increase across all loan types mainly due to loan acquired from Wilshire. The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and vary as the prime lending rate varies. Approximately 47% of our total loans were adjustable rate loans at December 31, 2016, compared to 47% at December 31, 2015.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us, if any. As of December 31, 2016, our lending limit was approximately $233.7 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of approximately $389.4 million to one borrower. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $123.9 million, which were performing as agreed at December 31, 2016.
The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan portfolio composition:
Real estate loans:
Residential	$57,884	1%	$33,797	0%	$21,415	0%	$10,039	0%	$9,247	0%
Commercial	7,842,573	75%	4,912,655	78%	4,324,349	78%	3,821,163	75%	3,100,466	72%
Construction	254,113	2%	123,030	2%	94,086	2%	72,856	2%	65,045	2%
Total real estate loans	8,154,570	78%	5,069,482	80%	4,439,850	80%	3,904,058	77%	3,174,758	74%
Commercial business	1,832,021	17%	980,153	16%	903,621	16%	949,093	19%	921,556	21%
Trade finance	154,928	1%	99,163	2%	134,762	2%	124,685	2%	152,070	4%
Consumer and other	403,470	4%	102,573	2%	89,849	2%	98,507	2%	49,954	1%
Total loans outstanding	10,544,989	100%	6,251,371	100%	5,568,082	100%	5,076,343	100%	4,298,338	100%
Less: deferred loan fees	(1,657)		(3,030)		(2,890)		(2,168)		(2,086)
Gross loans receivable	10,543,332		6,248,341		5,565,192		5,074,175		4,296,252
Less: allowance for loan losses	(79,343)		(76,408)		(67,758)		(67,320)		(66,941)
Loans receivable, net	$10,463,989		$6,171,933		$5,497,434		$5,006,855		$4,229,311
Real Estate Loans
Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Real estate loans secured by residential real estate comprise less than 1% of the total loan portfolio (residential mortgage loans are classified separately as consumer loans). Construction loans are also a small portion of the total real estate portfolio, comprising approximately 2% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $3.09 billion or, 61%, to $8.15 billion at December 31, 2016 from $5.07 billion at December 31, 2015. The increase was mostly due to loans acquired from the Wilshire in the third quarter of 2016.

Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, SBA loans, equipment leasing loans, and warehouse lines of credit. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are regularly reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. Warehouse lines of credit are used by mortgage originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial and industrial loan treatment for these types of loans. During 2016, commercial business loans increased by $851.9 million, or 87%, to $1.83 billion at December 31, 2016 from $980.2 million at December 31, 2015, primarily due to loans acquired from Wilshire. Consumer loans comprise approximately 4% of the total loan portfolio. Most of our consumer loan portfolio consists of single-family mortgages, but also include automobile loans, home equity lines and loans, signature (unsecured) lines of credit and loans, and credit card loans.
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commitments to extend credit	$1,592,221	$802,251	$586,714	$668,306	$690,917
Standby letters of credit	63,753	45,083	41,987	44,190	39,176
Other commercial letters of credit	52,125	36,256	37,439	56,380	51,257
	$1,708,099	$883,590	$666,140	$768,876	$781,350

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, accruing restructured loans, and OREO.
Loans are placed on nonaccrual status when they become 90 days or more past due, unless the loan is both well-secured and in the process of collection. Loans may be placed on nonaccrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. Loans are charged off when collection of the loan is determined unlikely. Loans are restructured when, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. OREO consists of real estate acquired by the Bank through foreclosure or similar means, including by deed from the owner in lieu of foreclosure, and is held for future sale.

Nonperforming assets were $111.2 million at December 31, 2016, compared to $110.2 million at December 31, 2015. The increase in nonperforming assets in 2016 was primarily due to an increase of $890 thousand in restructured loans and a $955 thousand increase in OREO, offset by a decrease in nonaccrual loans of $727 thousand and a decrease in loans past due 90 days and still accruing of $70 thousand. The following table illustrates the composition of nonperforming assets and nonperforming loans by legacy loans (loans originated by the Company) and acquired loans as of the dates indicated:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$40,074	$40,801	$46,353	$39,154	$29,653
Loans past due 90 days or more, still accruing	305	375	361	5	—
Accruing restructured loans	48,874	47,984	57,128	33,904	29,849
Total nonperforming loans	$89,253	$89,160	$103,842	$73,063	$59,502
Other real estate owned	21,990	21,035	21,938	24,288	2,698
Total nonperforming assets	$111,243	$110,195	$125,780	$97,351	$62,200

Nonaccrual loans:
Legacy Portfolio	$28,944	$28,469	$28,815	$18,440	$18,540
Acquired Portfolio	11,130	12,332	17,538	20,714	11,113
Total nonaccrual loans	$40,074	$40,801	$46,353	$39,154	$29,653

Nonperforming loans:
Legacy Portfolio	$74,890	$73,422	$83,609	$50,536	$47,013
Acquired Portfolio	14,363	15,738	20,233	22,527	12,489
Total nonperforming loans	$89,253	$89,160	$103,842	$73,063	$59,502

Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding as of December 31, 2016.

	December 31, 2016
	Loans Maturing

(Dollars in thousands)	Within One Year	After One to Five Years	After Five Years	Total Loans Outstanding
Real estate loans:
Residential	$5,395	$32,293	$20,196	$57,884
Commercial	655,283	3,863,980	3,323,310	7,842,573
Construction	188,021	54,850	11,242	254,113
Total real estate loans	848,699	3,951,123	3,354,748	8,154,570
Commercial business loans	983,796	516,078	332,147	1,832,021
Trade finance loans	154,928	—	—	154,928
Consumer loans	33,871	34,223	335,376	403,470
Total loans receivable	$2,021,294	$4,501,424	$4,022,271	$10,544,989

Fixed	$388,137	$2,999,435	$2,216,468	$5,604,040
Variable	1,633,157	1,501,989	1,805,803	4,940,949
Total loans receivable	$2,021,294	$4,501,424	$4,022,271	$10,544,989
Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Texas, Chicago, and Seattle metropolitan areas. At December 31, 2016, loans from California represented 74.5% of the total loans outstanding and loans from New York and New Jersey represented 18.8%. The remaining 6.7% of total loans outstanding represented loans from other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the Southern California market, most of our business activity is with customers located within Los Angeles County (69.1%). Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Los Angeles County area. Within our commercial real estate loan portfolio, the largest industry concentrations are hotel/motel (19.7%), retail building (20.7%), gas station & car wash (11.6%), and industrial & warehouse (10.4%). Within our commercial and industrial loan portfolio, the largest industry concentrations are wholesalers (23.0%), retail trade (14.7%), manufacturing (14.6%), and services (10.1%).
Allowance for Loan Losses
The Bank has implemented a multi-faceted process to identify, manage, and mitigate the credit risks that are inherent in the loan portfolio. For new loans, each loan application package is fully analyzed by experienced reviewers and approvers. In accordance with current lending approval authority guidelines, a majority of loans are approved by the Management Loan Committee (“MLC”) and Directors Loan Committee (“DLC”). For existing loans, the Bank maintains a systematic loan review program, which includes internally conducted reviews and periodic reviews by external loan review consultants. Based on these reviews, loans are graded as to their overall credit quality, which is measured based on: the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures, and with laws and regulations; adequacy and strength of repayment sources including borrower or collateral generated cash flow; payment performance; and liquidation value of the collateral. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower.
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

The allowance for loan losses was $79.3 million at December 31, 2016, compared to $76.4 million at December 31, 2015. We recorded provisions for loan losses of $9.0 million in 2016, compared to $8.0 million in 2015, and $12.6 million in 2014. During 2016, we charged off $9.0 million in loans outstanding and recovered $2.9 million in loans previously charged off. Total Criticized Loans, or loan rated special mention, substandard, doubtful, or loss, at December 31, 2016 were $556.7 million compared to $307.8 million at December 31, 2015. The allowance for loan losses was 0.75% of gross loans at December 31, 2016, compared to 1.22% at December 31, 2015. In addition to allowance for loan losses, the Company had $3.2 million in allowances for unused loan commitments as of December 31, 2016, compared to $2.0 million as of December 31, 2015.
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
Impaired loans as defined by ASC 310-10-35, totaled $140.4 million and $138.1 million, respectively, as of December 31, 2016 and December 31, 2015, with specific allowances of $7.4 million and $8.8 million, respectively. The MLC, DLC, and the Management ALLL Committee of the Bank all review the adequacy of the allowance for loan losses at least on a quarterly basis and more frequently as needed. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, we believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2016. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.
The following table illustrates total delinquent loans as of the dates indicated:

DELINQUENT LOANS BY TYPE	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	(Dollars in thousands)
Real estate—Residential	$679	$—	$—	$—	$—
Real estate—Commercial	37,649	28,085	34,051	35,492	25,502
Real estate—Construction	2,813	1,369	1,521	—	—
Commercial business	13,076	15,893	12,875	11,366	8,421
Trade finance	2,556	1,731	3,194	1,031	869
Consumer and other	1,643	2,087	1,211	1,364	1,275
Total Delinquent Loans	$58,416	$49,165	$52,852	$49,253	$36,067
Nonaccrual loans included above	$40,074	$40,801	$46,353	$39,154	$29,653

	As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Nonaccrual loans (2)	Total Delinquent loans
Legacy Loans	(Dollars in thousands)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	480	—	—	480	3,672	4,152
Hotel & Motel	1,836	3,137	—	4,973	1,392	6,365
Gas Station & Car Wash	362	—	—	362	3,690	4,052
Mixed Use	—	—	—	—	1,305	1,305
Industrial & Warehouse	—	697	—	697	1,922	2,619
Other	2,871	—	—	2,871	4,007	6,878
Real estate—Construction	—	1,513	—	1,513	1,300	2,813
Commercial business	558	815	—	1,373	9,371	10,744
Trade finance	—	500	—	500	2,056	2,556
Consumer and other	146	58	305	509	229	738
Subtotal	$6,253	$6,720	$305	$13,278	$28,944	$42,222
Acquired Loans(1)
Real estate—Residential	$—	$—	$—	$—	$679	$679
Real estate—Commercial
Retail	1,611	—	—	1,611	1,871	3,482
Hotel & Motel	95	—	—	95	4,501	4,596
Gas Station & Car Wash	68	340	—	408	993	1,401
Mixed Use	—	—	—	—	48	48
Industrial & Warehouse	257	—	—	257	—	257
Other	350	—	—	350	2,144	2,494
Real estate—Construction	—	—	—	—	—	—
Commercial business	1,303	684	—	1,987	345	2,332
Trade finance	—	—	—	—	—	—
Consumer and other	331	25	—	356	549	905
Subtotal	$4,015	$1,049	$—	$5,064	$11,130	$16,194
TOTAL	$10,268	$7,769	$305	$18,342	$40,074	$58,416

(1)	The Acquired Loan balances exclude PCI loans.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.9 million.
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

Loans assigned a risk rating of Special Mention or worse are referred to as Criticized Loans and loans assigned a risk rating of Substandard or worse are referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
	(Dollars in thousands)
Special Mention	$243,656	$104,186	$122,335	$89,489	$79,589
Substandard	311,106	201,362	221,875	258,500	207,945
Doubtful	1,949	2,214	2,187	7,861	1,134
Loss	—	—	—	—	—
Total Criticized Loans	$556,711	$307,762	$346,397	$355,850	$288,668

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding and other pertinent ratios as of the dates and for the years indicated:

(Dollars in thousands)	December 31,
	2016	2015	2014	2013	2012
LOANS:
Average gross loans receivable, including loans held for sale (net of deferred fees)	$8,121,897	$5,846,658	$5,355,243	$4,692,089	$3,974,626
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	10,543,332	6,248,341	5,565,192	5,074,175	4,296,252
ALLOWANCE:
Balance—beginning of year	$76,408	$67,758	$67,320	$66,941	$61,952
Loans charged off:
Residential real estate	—	—	—	—	—
Commercial and industrial real estate	910	741	2,726	8,529	7,182
Construction	—	—	—	—	—
Commercial business loans and Trade Finance	7,293	3,530	14,933	12,973	10,650
Consumer and other loans	757	641	100	567	948
Total loans charged off	8,960	4,912	17,759	22,069	18,780
Less: recoveries:
Commercial and industrial real estate	1,187	1,947	963	311	2,442
Commercial business loans and Trade Finance	1,614	3,011	4,366	1,937	1,832
Consumer and other loans	94	604	230	200	391
Total loan recovered	2,895	5,562	5,559	2,448	4,665
Net loans (recovered) charged off	6,065	(650)	12,200	19,621	14,115
Provision for loan losses	9,000	8,000	12,638	20,000	19,104
Balance—end of year	$79,343	$76,408	$67,758	$67,320	$66,941

	December 31,
	2016	2015	2014	2013	2012
RATIOS:
Net loan (recoveries) charge-offs to average gross loans	0.07%	(0.01)%	0.23%	0.42%	0.36%
Allowance for loan losses to gross loans	0.75%	1.22%	1.22%	1.33%	1.56%
Net loan charge-offs to allowance for loan losses	7.64%	(0.85)%	18.01%	29.15%	21.09%
Net loan charge-offs to provision for loan losses	67.39%	(8.13)%	96.53%	98.11%	73.89%
Allowance for loan losses to nonperforming loans	88.90%	85.70%	65.25%	92.14%	112.50%

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
The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2016		12/31/2015		12/31/2014		12/31/2013		12/31/2012
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate—Residential	$209	1%	$230	—%	$146	—%	$25	—%	$74	—%
Real estate—Commercial	49,917	74%	54,505	78%	46,535	78%	45,897	75%	45,163	72%
Real estate—Construction	1,621	2%	917	2%	667	2%	628	1%	986	2%
Commercial business	23,547	17%	16,547	16%	16,471	16%	17,592	19%	17,606	21%
Trade finance	1,897	2%	3,592	2%	3,456	2%	2,653	3%	2,352	4%
Consumer and other	2,152	4%	617	2%	483	2%	525	2%	760	1%
Total	$79,343	100%	$76,408	100%	$67,758	100%	$67,320	100%	$66,941	100%

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.
The Migration Analysis is a formula methodology based on the Bank’s actual historical net charge off experience for each loan pool and loan risk grade (Pass, Special Mention, Substandard and Doubtful). The migration analysis is centered on the Bank’s internal credit risk rating system. Our internal and external credit reviews are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value, and volatility of the value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). For non- impaired loans, including loans acquired without credit deterioration, the allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for a specified period determined by management and then weighted to give more weight to the most recent periods. That loss experience is then applied to the stratified portfolio at the end of each quarter. As of December 31, 2016, we utilized nineteen non-homogeneous loan pools in the quantitative analysis process. The non-impaired commercial real estate loan portfolio was stratified into fourteen different loan pools based on property types and the non-impaired commercial and industrial loan portfolio was stratified into five different loan pools based on loan type in order to allocate historic loss experience to more granular loan pools.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (major, moderate and minor), three negative (major, moderate and minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio or individual specific reserve allocations by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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
We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired are accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain an appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, we generally obtain either an internally prepared evaluation report or an updated appraisal every twelve months from a qualified independent appraiser. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
The scope for evaluation of individual impairment includes all loans risk graded Doubtful or Loss, all troubled debt restructured loans (“TDRs”) and all loans risk graded Substandard that are greater than $1.0 million regardless of performance under their contractual terms. We utilize a preliminary non-impairment test, that is applied to loans for $1.0 million or more that are graded Substandard and are less than 60 days past due and accruing and are not TDRs. We use a five-step test with the following criteria: (1) the loan is current with no 30-day late payments in the past six months; (2) the loan payments are the contractual, non-modified amount; (3) the financial information that supports payment capacity is not aged over one year; (4) the global cash flow supports the current payment amount at a ratio of 1:1 or better; and (5) for CRE loans secured by a first lien on real estate collateral, the most current LTV is below 100%.
If the loan meets all of these criteria, it is not considered impaired and is subject to the general loan loss allowance for non-impaired loans. Impaired loans at December 31, 2016, were $140.4 million, a net increase of $2.3 million from $138.1 million at December 31, 2015. This net increase in impaired loans is due primarily to an increase in Legacy loans that became impaired during the year.

Covered Loans
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California and appointed the FDIC as its receiver. On the same date, the Company assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC. These agreements provide for the sharing of losses and recoveries on the covered assets. The loss sharing provisions of the agreements expired on June 30, 2015, however, the Company will continue to reimburse the FDIC for recoveries on its covered assets until June 30, 2018. During the third quarter of 2016 the Company acquired Wilshire Bank who acquired Mirae Bank in 2009 in an FDIC assisted transaction. In this transaction Wilshire entered into a loss sharing agreement with the FDIC. The loss sharing provisions of the agreements expired on June 30, 2014, however, the Company will continue to reimburse the FDIC for recoveries on its covered assets until June 30, 2017. Under the terms of these two agreements, the Company’s FDIC clawback liability was $2.3 million as of December 31, 2016.
Covered nonperforming assets totaled $2.5 million at December 31, 2016. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2016 were as follows:

(Dollars in thousands)	December 31, 2016
Covered loans on nonaccrual status	$189
Covered other real estate owned	2,306
Total covered nonperforming assets	$2,495

Acquired covered loans	$32,367
Covered nonperforming assets to net covered loans	7.71%
Investment Security Portfolio
The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. Securities are classified as available for sale. We do not maintain a held for maturity or trading portfolio. The securities for which we have the ability and intent to hold to maturity may be classified as held to maturity securities. All other securities are classified as available for sale.
Our available-for-sale securities totaled $1.56 billion at December 31, 2016, compared to $1.01 billion at December 31, 2015. We had no securities that were categorized as held-to-maturity at December 31, 2016 or 2015. We had securities matured, called, or paid down totaling $238.6 million and purchased $553.3 million in securities during the year. In 2016, we sold securities totaling $216.1 million and had net gain on sale or call of securities of $950 thousand during the year. At December 31, 2016, we had a carrying balance of $382.1 million in securities that were pledged to secure public deposits, or for other purposes required or permitted by law. $5.7 million were pledged at the FRB discount window, $371.6 million were pledged in the State of California time deposit program, $1.1 million was pledged at the United State Department of Justice, and $3.7 million were pledged for public deposits.
Our investment portfolio consists of U.S. Treasury bills, government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), mutual funds, a corporate securities and municipal securities.
Our available-for-sale securities portfolio is primarily invested in CMOs and residential MBS, which comprised 92% and 94%, of our total available-for-sale portfolio as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments.

Investment Portfolio Balance and Fair Value

	December 31,
	2016			2015
	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
Debt securities*:
GSE Debt Securities	$12,005	$12,008	$3	$—	$—	$—
GSE CMOs	715,981	705,667	(10,314)	454,096	449,980	(4,116)
GSE MBS	741,304	728,041	(13,263)	497,889	498,047	158
Corporate Securities	11,576	11,127	(449)	4,545	3,749	(796)
Municipal Securities	88,018	86,839	(1,179)	44,105	45,511	1,406
Total debt securities	1,568,884	1,543,682	(25,202)	1,000,635	997,287	(3,348)
Mutual funds	13,425	13,058	(367)	13,425	13,269	(156)
Total available-for-sale	$1,582,309	$1,556,740	$(25,569)	$1,014,060	$1,010,556	$(3,504)
* GSE bonds were issued by GNMA, FNMA, and FHLMC and are all mortgage-backed securities.

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non tax equivalent) at December 31, 2016.

Investment Portfolio Maturities and Weighted Average Yields
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
GSE Debt securities	$12,008	0.82%	$—	—%	$—	—%	$—	—%	$12,008	0.82%
GSE CMOs	—	—%	1,257	1.89%	5,041	1.49%	699,369	1.91%	705,667	1.91%
GSE MBS	—	—%		—%	127,690	2.12%	600,351	2.03%	728,041	2.05%
Corporate Securities	7,014	1.69%	—	—%	—	—%	4,113	2.30%	11,127	1.92%
Municipal Securities	726	4.99%	6,988	2.59%	39,587	2.03%	39,538	2.42%	86,839	2.28%
Mutual funds	—	—%	—	—%	—	—%	13,058	2.16%	13,058	2.16%
Total available-for-sale	$19,748	1.28%	$8,245	2.48%	$172,318	2.08%	$1,356,429	1.98%	$1,556,740	1.99%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016.

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Collateralized mortgage obligations*	66	$615,803	$(9,459)	4	$36,333	$(1,204)	70	$652,136	$(10,663)
Mortgage-backed securities*	57	622,797	(14,395)	—	—	—	57	622,797	(14,395)
Corporate securities	1	7,014	(2)	1	4,113	(447)	2	11,127	(449)
Municipal securities	95	69,331	(1,537)	—	—	—	95	69,331	(1,537)
Mutual funds	3	13,058	(367)	—	—	—	3	13,058	(367)
Total	222	$1,328,003	$(25,760)	5	$40,446	$(1,651)	227	$1,368,449	$(27,411)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

ASC 320 requires an entity to assess whether the entity has the intent to sell a debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other than temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income.
ASC 320 requires an entity to assess whether the entity plans to sell an equity security and does not expect the fair value of the equity security to recover by the time of the sale. If both of these conditions are met, an entity must recognize OTTI when the decision to sell is made. The entity considers facts and circumstances present at the time of assessment, which include the consideration of general market conditions, and the duration and extent to which the fair value is below cost. OTTI related to equity securities is recognized in earnings.
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
We consider the losses on our investments in an unrealized loss position at December 31, 2016 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. The increase in the net unrealized gain position can be attributed to the change in Treasury yields at December 31, 2016, compared to rates at December 31, 2015.
Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $10.64 billion at December 31, 2016 from $6.34 billion at December 31, 2015.

The increase in deposits during 2016 was primarily due to deposits acquired from Wilshire in the third quarter of 2016. The increases reflect higher balances of all our deposit categories at December 31, 2016, compared to December 31, 2015. At December 31, 2016, we had $724.7 million in brokered time deposits and money market accounts and $300.0 million in California State Treasurer deposits, compared to $374.6 million in brokered time deposits and money market accounts and $300.0 million in California State Treasurer deposits at December 31, 2015. The brokered deposits represented approximately 6.8% of our total deposits as of December 31, 2016 compared to 5.9% as of December 31, 2015. The California State Treasurer deposits have three months maturities with a weighted average interest rate of 0.45% at December 31, 2016, compared to 0.15% at December 31, 2015.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated.

	December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$2,900,241	27%	$1,694,427	27%	$1,543,018	27%
Demand, interest bearing	3,401,446	32%	1,983,250	31%	1,663,855	29%
Savings	301,906	3%	187,498	3%	198,205	4%
Time deposit of $100,000 or more	2,982,256	28%	1,772,975	28%	1,667,367	29%
Other time deposits	1,056,186	10%	702,826	11%	621,007	11%
Total Deposits	$10,642,035	100%	$6,340,976	100%	$5,693,452	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$1,006,581	25%	$700,991	28%	$612,548	27%
Over three months through six months	719,986	18%	467,615	19%	684,470	30%
Over six months through twelve months	1,761,056	43%	1,083,248	44%	714,901	31%
Over twelve months	550,819	14%	223,947	9%	276,455	12%
Total time deposits	$4,038,442	100%	$2,475,801	100%	$2,288,374	100%

The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more and $250,000 or more as of December 31, 2016.

	$100,000 or more		$250,000 or more
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$802,614	27%	$521,843	34%
Over three months through six months	549,137	18%	234,029	15%
Over six months through twelve months	1,304,348	44%	624,560	40%
Over twelve months	326,157	11%	167,842	11%
Total time deposits	$2,982,256	100%	$1,548,274	100%

There can be no assurance that we will be able to continue to replace maturing time deposits at competitive rates. However, if we are unable to replace these maturing time deposits with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB, as well as with liquid assets.

Borrowings
We utilize a combination of short-term and long-term borrowings from the FHLB and other sources to help manage our liquidity position. However, borrowings are used as a secondary source of funds and deposits are our main source of liquidity.
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2016 and 2015, we did not have any federal funds purchased.
FHLB Advances
We may borrow from the FHLB on a long term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2016 and 2015, FHLB advances totaled $754.3 million and $530.6 million with average remaining maturities of 2.2 years and 1.9 years, respectively. The weighted average rate, net of fair value adjustments, for FHLB advances was 1.22% at year-end 2016, compared to 1.15% at year-end 2015. As of December 31, 2016, our remaining available FHLB borrowing capacity was $2.61 billion. See Note 9 of the Consolidated Financial Statements for more detailed information on FHLB advances.
Subordinated Debentures
At December 31, 2016, nine wholly-owned subsidiary grantor trusts (“Trusts”) established had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
As of December 31, 2016 and 2015, Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $99.8 million as of December 31, 2016, issued by us to the Trust and the investment in Trusts’ common stock of $4.0 million (included in other assets) are separately reported. During the third quarter of 2016, the Company acquired four subordinated debentures from Wilshire at a fair value of $56.9 million, net of a $25.5 million discount.
The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2016.

TRUST NAME	ISSUANCE DATE	AMOUNT	CARRYING VALUE OF SUBORDINATED DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	RATE AT 12/31/2016	INTEREST DISTRIBUTION DATES
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3 month LIBOR + 3.15%	4.11%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3 month LIBOR + 2.85%	3.73%	Every 7th of Jan, Apr, Jul and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3 month LIBOR + 2.95%	3.94%	Every 17th of Mar, Jun, Sep and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3 month LIBOR +1.65%	2.61%	Every 15th of Mar, Jun, Sep and Dec
Center Capital Trust I	12/30/2003	18,000	13,638	01/07/2034	3 month LIBOR +2.85%	3.73%	Every 7th of Jan, Apr, Jul and Oct
Wilshire Statutory Trust II	03/17/2005	20,000	15,107	03/17/2035	3 month LIBOR +1.79%	2.78%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	10,591	09/15/2035	3 month LIBOR +1.40%	2.36%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	17,207	09/15/2037	3 month LIBOR +1.38%	2.34%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	14,397	06/30/2037	3 month LIBOR +1.62%	2.62%	Every 30th of Mar, Jun, Sep, and Dec
Total Trust		$126,000	$99,808

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
In conjunction with the acquisition of PIB, we assumed a warrant (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. At the acquisition date, the warrants were canceled and converted into a warrant to purchase BBCN Bancorp common stock which expires on December 12, 2018. As of December 31, 2016, the U.S. Treasury Department held the warrant for the purchase of 19,849 shares of our common stock.
On July 29, 2016 the Company merged Wilshire in an all-stock transaction. Pursuant to the merger agreement, Wilshire shareholders received 0.7034 shares of the Company’s common stock for each share of Wilshire stock owned. The Company therefore issued 55,493,726 shares of its common stock to Wilshire shareholders at $15.37 per share. This resulted in the issuance of $852.9 million in common shares of HOPE stock during the third quarter of 2016.
Our total stockholders’ equity increased $917.4 million, or 98%, to $1.86 billion at December 31, 2016 from $938.1 million at December 31, 2015 primarily due to equity issued in the merger with Wilshire mentioned above. In addition, net income of $113.7 million during the year contributed to the increase in overall stockholders’ equity. These increases were partially offset by decrease in equity from other comprehensive loss of $12.8 million and dividends paid on common stock of $42.5 million. At December 31, 2016, our ratio of common equity to total assets was 13.80% compared to 11.86% at December 31, 2015, and our tangible common equity represented 10.60% of tangible assets at December 31, 2016, compared with 10.63% of tangible assets at December 31, 2015. Tangible common equity per share was $10.15 at December 31, 2016, compared with $10.43 at December 31, 2015. Tangible common equity to tangible assets is a non-GAAP financial measure that represents common equity less goodwill and net other intangible assets divided by total assets less goodwill and net other intangible assets. We review tangible common equity to tangible assets in evaluating the capital levels.
The following tables compare Hope Bancorp’s and the Bank’s actual capital at December 31, 2016 to those required by our regulatory agencies to be deemed “adequately capitalized” for capital adequacy classification purposes:

	As of December 31, 2016 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,400,246	12.10%	$520,917	4.50%	$879,329	7.60%
Total capital (to risk-weighted assets	$1,578,690	13.64%	$926,076	8.00%	$652,614	5.64%
Tier 1 capital (to risk weighted assets)	$1,496,153	12.92%	$694,557	6.00%	$801,596	6.92%
Tier 1 capital (to average assets)	$1,496,153	11.49%	$520,947	4.00%	$975,206	7.49%

	As of December 31, 2016 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$1,475,228	12.75%	$520,631	4.50%	$954,597	8.25%
Total capital (to risk-weighted assets	$1,557,765	13.46%	$925,566	8.00%	$632,199	5.46%
Tier 1 capital (to risk weighted assets)	$1,475,228	12.75%	$694,174	6.00%	$781,054	6.75%
Tier 1 capital (to average assets)	$1,475,228	11.33%	$520,903	4.00%	$954,325	7.33%
New Capital Rules requires a capital conservation buffer of 2.50% above three minimum risked weighted capital ratios. In January 2016, the capital conservation buffer started to phase in at 0.625% and will increase at annual increments of 0.625% until fully-phased in January 2019.

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
We manage our liquidity actively on a daily basis and it is reviewed periodically by our management-level Asset/Liability Management Committee (“ALM”) and the Board Asset Liability Committee (“ALCO”). This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance-sheet commitments. In general, our liquidity is managed daily by controlling the level of federal funds and the funds provided by cash flow from operations. To meet unexpected demands, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and other correspondent banks. The sale of investment securities also serves as a source of funds.
Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and borrowings from the FHLB and the FRB Discount Window. These funding sources are augmented by payments of principal and interest on loans, proceeds from sale of loans, pay down of investment securities, and the liquidation or sale of securities from our available for sale portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, payment of operating expenses, and payment of dividends.
Net cash inflows from operating activities totaled $130.6 million, $108.1 million and $135.5 million during 2016, 2015 and 2014, respectively. Net cash inflows from operating activities for 2016 were primarily attributable to proceeds from sales of loans and net income.
Net cash outflows from investing activities totaled $463.4 million, $935.0 million and $553.0 million during 2016, 2015 and 2014, respectively. Net cash outflows for investing activities during 2016 were primarily from purchases of securities and the change in gross loans. These outflows were offset by proceeds received for securities available for sale that were paid down during the year.
Net cash inflows from financing activities totaled $471.7 million, $663.1 million and $562.9 million during 2016, 2015 and 2014, respectively. Net cash inflows from financing activities for 2016 was primarily attributable to an increase in deposits and net proceeds from FHLB advances.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB or the FRB’s Discount Window. As of December 31, 2016, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $3.38 billion, and we had $754.3 million in borrowings from the FHLB (including $4.3 million in premiums from acquired advances) and no borrowings outstanding from the FRB. The Federal Home Loan Bank System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying mortgage loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consist of cash and cash equivalent, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days. Liquid assets totaled $1.53 billion and $1.02 billion at December 31, 2016 and 2015, respectively. Cash and cash equivalents, including federal funds sold, totaled $437.3 million at December 31, 2016 compared to $298.4 million at December 31, 2015.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds, 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits and other collateralized borrowings, that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2016, our average gross loan to average deposit ratio was 99%, compared to 99% and 98%, for 2015 and 2014, respectively.

We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2016, we are not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material effect on our liquidity position. As of December 31, 2016, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or financial condition. Further information regarding risks from our off-balance-sheet financial instruments can be found in Note 14 of the Notes to Consolidated Financial Statements and in Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk.”
The Company is also committed to fund certain low income housing partnership in the future. Funded commitments are presented as low income housing partnership investments in the Consolidated Financial Statements while unfunded commitments are presented as part of other liabilities.
We lease our banking facilities and equipment under non-cancelable operating leases, which have remaining terms of up to 15 years. Our facility lease obligations are discussed in Note 14 of the Notes to Consolidated Financial Statements.
The following table summarizes Hope Bancorp’s contractual obligations and commitments to make future payments as of December 31, 2016. Payments shown for time deposits, subordinated debentures, and FHLB advances include interest obligation to their respective repricing dates.

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$3,511,312	$529,393	$25,227	$—	$4,065,932
Subordinated Debentures *	725	—	—	99,808	100,533
FHLB Advances *	239,636	342,801	198,382	—	780,819
Operating Lease Obligations	13,853	19,631	10,976	6,599	51,059
Commitments to Fund Low Income Housing Partnership Investments	9,879	13,410	308	812	24,409
Unused Credit Extensions	1,171,687	270,079	86,749	63,706	1,592,221
Standby Letters of Credit	61,394	2,359	—	—	63,753
Other Commercial Letters of Credit	49,525	2,600	—	—	52,125
Total	$5,058,011	$1,180,273	$321,642	$170,925	$6,730,851
* Interest for variable rate subordinated debentures and FHLB advances were calculated using interest rates at December 31, 2016.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
Market risk is the risk of loss to future earnings, to the fair value of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously or at the same rate of interest or in equal volume. A key objective of our asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of our interest rate risk is governed by policies reviewed and approved annually by the Board of Directors of the Bank. The Board delegates responsibility for interest rate risk management to the ALM, which is composed of the Bank’s senior executives and other designated officers.
The fundamental objective of our ALM is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The ALM meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, and our investment activities, and directs changes in the composition of our interest earning assets and interest bearing liabilities. The ALM reports at least quarterly to the ALCO. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.
Derivative Activity
As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, caps, floors, interest rate lock commitments, and forward sales commitments, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts.
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

The following table illustrates our combined asset and liability repricing as of December 31, 2016:

	0 - 90 days	Over 90 Days to 365 days	Over 1 - 5 years	Over 5 years	Total
	(Dollars in thousands)
Rate Sensitive Assets
Investments and others(1)	$378,873	$197,906	$644,015	$670,619	$1,891,413
Loans(2)	4,171,783	616,336	5,240,474	539,181	10,567,774
Total rate sensitive assets	$4,550,656	$814,242	$5,884,489	$1,209,800	$12,459,187
Rate Sensitive Liabilities
TCD $100,000 or more	$802,614	$1,853,485	$326,157	$—	$2,982,256
TCD under $100,000	203,967	627,557	224,662	—	1,056,186
Money Market accounts and other	3,401,446	—	—	—	3,401,446
Savings accounts	187,729	71,648	42,529	—	301,906
Borrowings from FHLB	120,200	110,000	524,090	—	754,290
Subordinated Debentures	99,808	—	—	—	99,808
Total rate sensitive liabilities	$4,815,764	$2,662,690	$1,117,438	$—	$8,595,892

Net Gap Position	$(265,108)	$(1,848,448)	$4,767,051	$1,209,800
Cumulative Gap Position	$(265,108)	$(2,113,556)	$2,653,495	$3,863,295
 ___________________

(1)	Includes investment securities, other investments term federal funds sold and FHLB stocks, and interest bearing deposits with other financial institutions.

(2)	Includes loans held for sale of $22.8 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2016, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2016		December 31, 2015
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	2.58%	(4.05)%	3.38%	(5.57)%
+ 100 basis points	1.15%	(1.91)%	1.49%	(2.47)%
- 100 basis points	(0.60)%	1.41%	0.37%	1.33%
- 200 basis points	(9.66)%	0.42%	(0.71)%	0.41%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analyses, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2016.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of Hope Bancorp, together with the reports thereon of BDO USA, LLP and KPMG LLP begin on page F-1 of this Report and are incorporated herein by reference:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements for the Years Ended December 31, 2016, 2015 and 2014
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016.
On July 29, 2016, the merger of Wilshire Bancorp Inc. (“Wilshire”) and BBCN Bancorp, Inc. (now Hope Bancorp) was completed with BBCN Bancorp, Inc. being the surviving entity. On the same day BBCN changed its name to Hope Bancorp, Inc. and the subsidiary BBCN Bank was changed to Bank of Hope. The merger with Wilshire constituted approximately 34% of total assets, 22% of total revenue, and 15% of net income of Hope Bancorp as of December 31, 2016. As indicated below in Management’s Annual Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Wilshire due to the timing of the merger.
 Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.
b.     Management’s Annual Report on Internal Control Over Financial Reporting
Company management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in the 2013 Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is under the supervision of our Chief Executive Officer and Chief Financial Officer, is effected by the Company’s board of directors, management and other personnel, and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
The Company has excluded the current year acquisition of Wilshire Bancorp representing approximately 34% of total assets, 22% of total revenue, and 15% of net income at December 31, 2016 from the scope of management’s report on internal control over financial reporting.
Our management under the direction of the audit committee conducted an assessment of the effectiveness of the system of internal control over financial reporting as of December 31, 2016 using the criteria set forth by COSO. Based on that assessment, our management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the COSO criteria because management identified certain material weaknesses in the system of internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses:

•	The following material weaknesses arose in conjunction with the acquisition of Wilshire Bancorp on July 29, 2016:

◦	Material weaknesses in the internal controls over the existence of acquired loans and the monitoring of credit risk ratings of acquired loans acquired as of the July 29, 2016.

◦	A material weakness in the internal controls over the conversion of information technology systems following the merger with Wilshire.

◦
A material weakness in the monitoring of adequate staffing within the Company to handle the increased workload resulting from the system of internal controls over financial reporting resulting from the merger with Wilshire.

•
A material weaknesses in internal controls over the financial reporting process arising from the corrections of errors in the consolidated statement of cash flows in the Company’s Form 10-K for the year ended December 31, 2016.

•
A material weakness in internal controls over the determination of expected recovery of principal and interest on impaired loans that are accruing interest as of December 31, 2016. This material weakness was also determined to exist as of December 31, 2015.

•	A material weakness in internal controls over the review of the allowance for loan losses as of December 31, 2016. This material weakness was also determined to exist as of December 31, 2015.
The aggregation of material weaknesses described above result in an entity level material weakness in the design and monitoring of internal controls over financial reporting as of December 31, 2016. These material weaknesseses did not result in any changes to the Company’s financial results for the year ended December 31, 2016.
This annual report contains an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the SEC.
Remediation Efforts
Management, with the oversight of the audit committee, has taken the following steps starting in 2017, and will continue to take steps that management and the audit committee believe will remediate the material weaknesses. As part of these steps:

▪	management reviewed the material weaknesses with our audit committee and senior management;

▪
management engaged an independent third party loan review firm subsequent to the merger with Wilshire on July 29, 2016 to evaluate the existence of loans and adequacy of loan grades for the Wilshire loan portfolio as of June 30, 2016 and September 30, 2016. Therefore, management is comfortable with the existence of loans and adequacy of loan grades for the Wilshire loan portfolio as of December 31, 2016.

▪
management intends for future mergers and acquisitions, to perform, or have a third party perform, testing for the existence of loans and the adequacy of loan grades as of the exact transaction date in addition to due diligence and loans reviews that we normally perform.

▪	management intends for future mergers and acquisitions, to enhance the documentation of IT general controls in place for the process of conversion.

▪
management engaged an outside third party to assist with matters related to internal controls and recently hired a SOX Compliance Officer who will oversee issues related to the Company’s internal controls and other SOX related matters with the continued assistance of the third party.

▪	management will enhance its controls over financial reporting to seek to prevent any future reclassifications of the consolidated statement of cash flows.

▪	management will enhance its controls and documentation related to the review process for impaired loans on accruing status and the allowance for loan losses calculation
Management believes that these changes will contribute significantly to the remediation of the material weaknesses in internal control over financial reporting that were in existence as of December 31, 2016 and 2015. Additional changes may be implemented if determined necessary.
Although the Company’s remediation efforts are well underway and are expected to be completed in the near future, the Company’s material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.
c.     Changes in Internal Control Over Financial Reporting
Other than the material weaknesses described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Hope Bancorp, Inc.
Los Angeles, California

We have audited Hope Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hope Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wilshire due to the timing of the merger. The merger with Wilshire constituted approximately 34% of total assets and 22% of total revenue of Hope Bancorp as of December 31, 2016.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Several individual material weaknesses and an entity level material weakness related to the design and monitoring of internal controls over financial reporting has been identified and described in Management’s Report on Internal Controls Over Financial Reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated May 17, 2017 on those financial statements.
In our opinion, Hope Bancorp, Inc. and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Hope Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016 and our report dated May 17, 2017.
/s/ BDO USA, LLP
Los Angeles, California
May 17, 2017

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Section 16(a) beneficial ownership reporting compliance, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), which will be filed with the SEC at a subsequent date, as well as in an amendment to this Form 10-K to be filed with the SEC on Form 10-K/A as soon as reasonably practicable after such information is available to us.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2017 Proxy Statement which will be filed with the SEC at a subsequent date, as well as in an amendment to this Form 10-K to be filed with the SEC on Form 10-K/A as soon as reasonably practicable after such information is available to us.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2017 Proxy Statement which will be filed with the SEC at a subsequent date, as well as in an amendment to this Form 10-K to be filed with the SEC on Form 10-K/A as soon as reasonably practicable after such information is available to us.
The following table summarizes our equity compensation plans as of December 31, 2016:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	1,624,227	$15.30	1,890,563
Equity compensation plans not approved by security holders	—	—	—
Total	1,624,227	$15.30	1,890,563

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2017 Proxy Statement which will be filed with the SEC at a subsequent date, as well as in an amendment to this Form 10-K to be filed with the SEC on Form 10-K/A as soon as reasonably practicable after such information is available to us.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2017 Proxy Statement which will be filed with the SEC at a subsequent date, as well as in an amendment to this Form 10-K to be filed with the SEC on Form 10-K/A as soon as reasonably practicable after such information is available to us.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements listed under Part II-Item 8. “Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted since the required information is either not applicable or not required, or has been included in the Financial Statements and related notes.
(a)(3) List of Exhibits

Number	Description

2.1
Agreement and Plan of Merger, dated as of December 7, 2015, between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on December 7, 2015)

2.2
Agreement and Plan of Merger, dated as of January 23, 2017, by and between Hope Bancorp, Inc. and U & I Financial Corp. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on January 24, 2017)

3.1
Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, filed with the SEC on August 9, 2004)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Appendix B, filed with the SEC on November 9, 2005)

3.5
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007)

3.6
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 30, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.6, filed with the SEC on March 1, 2013)

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

4.2
Indenture, dated December 17, 2003, by and between Nara Bancorp, Inc. as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.5, filed with the SEC on May 2, 2008)

4.3
Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.8, filed with the SEC on May 2, 2008)

Number	Description

4.4
Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007)

4.5
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 31, 2003, filed with the SEC on March 30, 2004)

4.6
Warrant to Purchase Common Stock of BBCN Bancorp, Inc., dated February 15, 2013, issued to United States Treasury Department (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.17, for the year ended December 31, 2012, filed with the SEC on March 1, 2003)

10.1
Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 99.2, filed with the SEC on April 9, 2001)+

10.2
Nara Bank, N.A. Executive Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)+

10.3
Center Bank Executive Deferred Compensation Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2006, filed with the SEC on May 5, 2006)+

10.4
Center Financial Corporation 2006 Stock Incentive Plan, as Amended and Restated June 13, 2007 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2007, filed with the SEC on July 26, 2007)+

10.5
Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)+

10.6
BBCN Employees’ 401(K) & Profit Sharing Plan, as amended and restated December 1, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.16, filed with the SEC on March 1, 2013)+

10.7
Amended and Restated Employment Agreement, dated July 11, 2014, by and between BBCN Bancorp, Inc. and Kevin S. Kim (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on August 8, 2014)+

10.8	Amended and Restated BBCN Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on May 11, 2015)+

10.9
Tax Sharing Agreement among BBCN Bancorp, Inc., BBCN Bank, N.A., Nara Bancorp Capital Trust I, Nara Capital Trust III, Nara Statutory Trust IV, Nara Statutory Trust V, Nara Statutory Trust VI, and Center Capital Trust I I (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.9, for the year ended December 31, 2015, filed with the SEC on March 4, 2016)+

10.10	BBCN Bancorp, Inc. 2016 BBCN Incentive Compensation Plan (incorporated herein by reference to the S-4 filed with the SEC on March 8, 2016)+

11.1	Statement regarding Computation of Per Share Earnings (Footnote 19 in the Notes to the Consolidated Financial Statements)*

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges*

14.1
Director Code of Ethics and Business Conduct (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 14.1, for the year ended December 31, 2011, filed with the SEC on March 13, 2012)

14.2	Code of Ethics and Business Conduct (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 14.2, for the year ended December 31, 2015, filed with the SEC on March 4, 2016)

Number	Description

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

23.2	Consent of BDO USA, LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

Item 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2017

HOPE BANCORP, INC.
By:	/s/ KEVIN S. KIM
Kevin S. Kim
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/S/ KEVIN S. KIM	President and Chief Executive Officer	May 17, 2017
	Kevin S. Kim	(Principal Executive Officer)
By:	/S/ DOUGLAS J. GODDARD	Executive Vice President & Chief Financial Officer	May 17, 2017
	Douglas J. Goddard	(Principal Financial and Accounting Officer)
By:	/S/ STEVEN S. KOH	Chairman	May 17, 2017
Steven S. Koh
By:	/S/ SCOTT YOON-SUK WHANG	Lead Independent Director	May 17, 2017
Scott Yoon-Suk Whang
By:	/S/ DONALD D. BYUN	Director	May 17, 2017
Donald D. Byun
By:	/S/ STEVEN J. DIDION	Director	May 17, 2017
Steven J. Didion
By:	/S/ JINHO DOO	Director	May 17, 2017
Jinho Doo
By:	/S/ DAISY HA	Director	May 17, 2017
Daisy Ha
By:	/S/ LAWRENCE JEON	Director	May 17, 2017
Lawrence Jeon
By:	/S/ JIN CHUL JHUNG	Director	May 17, 2017
Jin Chul Jhung
By:	/S/ CHUNG HYUN LEE	Director	May 17, 2017
Chung Hyun Lee
By:	/S/ WILLIAM J. LEWIS	Director	May 17, 2017
William J. Lewis
By:	/S/ DAVID P. MALONE	Director	May 17, 2017
David P. Malone
By:	/S/ CRAIG MAUTNER	Director	May 17, 2017
Craig Mautner
By:	/S/ JOHN R. TAYLOR	Director	May 17, 2017
John R. Taylor
By:	/S/ DALE S. ZUEHLS	Director	May 17, 2017
Dale S. Zuehls

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Hope Bancorp, Inc.
Los Angeles, California
We have audited the accompanying consolidated balance sheets of Hope Bancorp, Inc. and subsidiaries (formerly, BBCN Bancorp, Inc.) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hope Bancorp, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hope Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 17, 2017 expressed an adverse opinion on the effectiveness of Hope Bancorp, Inc. and subsidiaries' internal control over financial reporting.

/s/ BDO USA, LLP
Los Angeles, California
May 17, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hope, Bancorp, Inc. (formerly BBCN Bancorp, Inc.):
We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Hope Bancorp, Inc. and subsidiaries (formerly, BBCN Bancorp, Inc) (the Company) for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hope Bancorp, Inc. for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Los Angeles, California
March 2, 2015

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2016 AND 2015

	2016	2015
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$168,827	$94,934
Interest-bearing deposits in other banks	268,507	203,455
Total cash and cash equivalents	437,334	298,389
Other investments	44,202	47,895
Securities available-for-sale, at fair value	1,556,740	1,010,556
Loans held for sale, at the lower of cost or fair value	22,785	8,273
Loans receivable (net of allowance for loan losses of $79,343 and $76,408 at December 31, 2016 and December 31, 2015, respectively)	10,463,989	6,171,933
Other real estate owned (“OREO”), net	21,990	21,035
Federal Home Loan Bank (“FHLB”) stock, at cost	21,964	18,964
Premises and equipment (net of accumulated depreciation and amortization of $32,615 and $35,792 at December 31, 2016 and December 31, 2015, respectively)	55,316	34,575
Accrued interest receivable	26,880	15,195
Deferred tax assets, net	88,110	67,004
Customers’ liabilities on acceptances	2,899	1,463
Bank owned life insurance (“BOLI”)	73,696	47,018
Investments in affordable housing partnerships	70,059	25,014
Goodwill	462,997	105,401
Core deposit intangible assets, net	19,226	2,820
Servicing assets	26,457	12,000
Other assets	46,778	25,113
Total assets	$13,441,422	$7,912,648

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued) DECEMBER 31, 2016 AND 2015

	2016	2015
	(Dollars in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$2,900,241	$1,694,427
Interest bearing:
Money market and NOW accounts	3,401,446	1,983,250
Savings deposits	301,906	187,498
Time deposits of $100,000 or more	2,982,256	1,772,975
Other time deposits	1,056,186	702,826
Total deposits	10,642,035	6,340,976
FHLB advances	754,290	530,591
Subordinated debentures	99,808	42,327
Accrued interest payable	10,863	6,007
Acceptances outstanding	2,899	1,463
Commitments to fund investments in affordable housing partnerships	24,409	14,908
Other liabilities	51,645	38,281
Total liabilities	11,585,949	6,974,553
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2016 and December 31, 2015; issued and outstanding, 135,240,079 and 79,566,356 shares at December 31, 2016 and December 31, 2015, respectively	135	80
Additional paid-in capital	1,400,490	541,596
Retained earnings	469,505	398,251
Accumulated other comprehensive loss, net	(14,657)	(1,832)
Total stockholders’ equity	1,855,473	938,095
Total liabilities and stockholders’ equity	$13,441,422	$7,912,648

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$392,127	$291,344	$283,817
Interest on securities	25,442	18,611	16,084
Interest on federal funds sold and other investments	4,365	3,705	2,756
Total interest income	421,934	313,660	302,657
INTEREST EXPENSE:
Interest on deposits	48,091	33,412	29,178
Interest on FHLB advances	7,560	5,645	5,245
Interest on other borrowings	2,928	1,561	1,637
Total interest expense	58,579	40,618	36,060
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	363,355	273,042	266,597
PROVISION FOR LOAN LOSSES	9,000	8,000	12,638
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	354,355	265,042	253,959
NONINTEREST INCOME:
Service fees on deposit accounts	15,964	12,206	13,686
International service fees	3,693	3,448	3,929
Loan servicing fees, net	3,519	3,135	3,228
Wire transfer fees	4,326	3,632	3,568
Net gains on sales of SBA loans	8,750	12,665	13,174
Net gains on sales of other loans	2,920	270	—
Net gains on sales or called securities available for sale	950	424	—
Other income and fees	11,697	7,911	6,602
Total noninterest income	51,819	43,691	44,187
NONINTEREST EXPENSE:
Salaries and employee benefits	107,944	84,899	75,701
Occupancy	24,574	19,391	19,130
Furniture and equipment	11,726	9,245	8,132
Advertising and marketing	7,320	5,090	5,426
Data processing and communication	11,403	9,179	8,896
Professional fees	6,556	5,585	5,882
FDIC assessments	4,165	4,088	4,353
Loss on investments in affordable housing partnerships	4,100	1,442	1,556
Credit related expenses	2,954	1,924	6,876
OREO expense (income), net	2,492	1,523	3,270
Merger and integration expense	16,914	1,540	322
Other	14,827	9,478	12,080
Total noninterest expense	214,975	153,384	151,624
INCOME BEFORE INCOME TAX PROVISION	191,199	155,349	146,522
INCOME TAX PROVISION	77,452	63,091	57,907
NET INCOME	$113,747	$92,258	$88,615
EARNINGS PER COMMON SHARE
Basic	$1.10	$1.16	$1.11
Diluted	$1.10	$1.16	$1.11

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	For Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$113,747	$92,258	$88,615
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale and interest only strips	(21,273)	(5,717)	20,288
Reclassification adjustments for gains realized in income	(950)	(424)	—
Tax (benefit) expense	(9,398)	(2,604)	8,398
Change in unrealized (losses) gains on securities available for sale and interest only strips	(12,825)	(3,537)	11,890
Total comprehensive income	$100,922	$88,721	$100,505

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	(Dollars in thousands, except share data)
BALANCE, DECEMBER 31, 2013	79,441,525	$79	$540,876	$278,604	$(10,185)	$809,374
Issuance of additional shares pursuant to various stock plans	59,058		(34)			(34)
Stock-based compensation			705			705
Issuance of shares in exchange for Foster common stock	2,969		42			42
Cash dividends declared on common stock				(27,819)		(27,819)
Comprehensive income:
Net income				88,615		88,615
Other comprehensive income:					11,890	11,890
BALANCE, DECEMBER 31, 2014	79,503,552	$79	$541,589	$339,400	$1,705	$882,773
Issuance of additional shares pursuant to various stock plans	56,235	1	(22)			(21)
Tax effect of stock plans			17			17
Stock-based compensation			1,046			1,046
Issuance of shares in exchange for Foster common stock	6,569		116			116
Redemption of stock warrant			(1,150)			(1,150)
Cash dividends declared on common stock				(33,407)		(33,407)
Comprehensive income:
Net income				92,258		92,258
Other comprehensive loss:					(3,537)	(3,537)
BALANCE, DECEMBER 31, 2015	79,566,356	$80	$541,596	$398,251	(1,832)	$938,095
Issuance of additional shares pursuant to various stock plans	179,997		1,171			1,171
Tax effect of stock plans			79			79
Stock-based compensation			1,391			1,391
Issuance of Hope stock options in exchange for Wilshire stock options			3,370			3,370
Issuance of shares in exchange for Wilshire common stock	55,493,726	55	852,883			852,938
Cash dividends declared on common stock				(42,493)		(42,493)
Comprehensive income:
Net income				113,747		113,747
Other comprehensive loss:					(12,825)	(12,825)
BALANCE, DECEMBER 31, 2016	135,240,079	$135	$1,400,490	$469,505	(14,657)	$1,855,473

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	2016	2015*	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES (net of acquisition)
Net income	$113,747	$92,258	$88,615
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	(1,569)	(4,530)	(13,134)
Stock-based compensation expense	2,967	1,046	705
Provision for loan losses	9,000	8,000	12,638
Valuation adjustment of OREO	2,228	1,267	1,674
Change in deferred income taxes, net	5,750	(1,376)	17,876
Proceeds from sales of loans held for sale	239,203	171,229	165,812
Originations of loans held for sale	(219,779)	(140,466)	(140,056)
Net gains on sales of SBA and other loans	(11,670)	(12,935)	(13,174)
Additions in servicing assets	(4,472)	(4,900)	(4,457)
Net change in BOLI	(1,438)	(1,091)	(1,157)
Net change in fair value of derivatives	443	—	—
Loss on disposal of equipment	176	64	—
Net gains on sales or called securities available for sale	(950)	(424)	—
Net (gains) losses on sales of OREO	16	(1,147)	(513)
Change in accrued interest receivable	(2,459)	(1,561)	(231)
Loss on investments in affordable housing partnership	4,100	1,442	1,059
Change in FDIC loss share receivable	—	—	1,110
Change in other assets	16,418	(4,237)	13,083
Change in accrued interest payable	2,247	152	1,034
Change in other liabilities	(23,353)	5,301	4,645
Net cash provided by operating activities	130,605	108,092	135,529
CASH FLOWS FROM INVESTING ACTIVITIES (net of acquisition)
Net change in loans receivable	(487,961)	(673,899)	(481,310)
Proceeds from sales of securities available for sale	217,079	22,510	—
Proceeds from sales of OREO	17,390	11,309	9,277
Proceeds from sales of other loans held for sale	634	2,893	—
Proceeds from sales of equipment	—	7	—
Purchase of premises and equipment	(14,320)	(10,924)	(6,426)
Purchase of securities available for sale	(553,336)	(397,885)	(192,693)
Purchase of other investments	(2,962)	(44,001)	—
Redemption of other investments	13,465	490	—
Purchase of FHLB stock	(97)	(150)	(536)
Redemption of FHLB Stock	13,636	9,510	153
Proceeds from matured or paid-down securities available for sale and other investments	238,605	146,407	118,566
Net cash received from acquisition - Wilshire Bancorp, Inc.	100,127	—	—
Investments in affordable housing partnerships	(5,616)	(1,261)	—
Net cash used in investing activities	(463,356)	(934,994)	(552,969)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	2016	2015*	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES (net of acquisition)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	494,549	647,710	546,170
Redemption of subordinated debenture	—	—	(15,464)
Payment of cash dividends on common stock	(42,493)	(33,407)	(27,819)
Proceeds from FHLB advances	825,000	350,000	90,000
Repayment of FHLB advances and prepayment fees	(806,610)	(300,000)	(30,000)
Issuance of additional common stock	—	—	42
Issuance of additional stock pursuant to various stock plans	1,171	(22)	(34)
Tax effects of issuance of shares from various stock plans	79	—	—
Redemption of common stock warrant	—	(1,150)	—
Net cash provided by financing activities	471,696	663,131	562,895
NET CHANGE IN CASH AND CASH EQUIVALENTS	138,945	(163,771)	145,455
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	298,389	462,160	316,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$437,334	$298,389	$462,160

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$62,624	$40,466	$35,026
Income taxes paid	$65,726	$61,568	$27,420
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$5,646	$11,373	$8,088
Loans transferred to held for sale from loans receivable	$11,885	$685	$2,028
Loans transferred to loans receivable from held for sale	$9,163	$—	$—
Loans to facilitate sale of loans held for sale	$—	$—	$5,250
New investments in affordable housing partnerships	$1,327	$14,794	$—
Assets acquired from Wilshire	$4,629,057	$—	$—
Liabilities assumed from Wilshire	$4,130,342	$—	$—
Common stock issued in consideration for Wilshire	55,493,726	—	—

* The line items “Investments in affordable housing partnerships”, “Change in other liabilities”, and “New investments in affordable housing partnerships” for the year ended December 31, 2015 have been revised, see Note 1 Summary of Significant Accounting Policies, “Cash Flows” for further discussion on the revision.

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations— Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis, previously known as BBCN Bancorp, Inc.), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank,” previously known as BBCN Bank). The Bank has branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, as well as loan production offices in Atlanta, Dallas, Denver, Portland, Seattle, Newport Beach, Laguna Niguel, and Northern California. Hope Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. The Company specializes in core business banking products for small and medium-sized businesses, with an emphasis in commercial real estate and business lending, SBA lending and international trade financing.
Principles of Consolidation—The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, principally the Bank.
Cash Flows—Cash and cash equivalents include cash and due from banks, interest-earning deposits, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2016. Net cash flows are reported for customer loan and deposit transactions, deferred income taxes, and other assets and liabilities.
The Company identified that for the year ended December 31, 2015, commitments to fund investments in affordable housing partnerships had been included in both cash flows related to investing activities under the line item investments in affordable housing partnerships and offset with cash flows related to operating activities under the line item other liabilities. Since commitments to fund investments in affordable housing partnerships are obligations to fund these investments and not actual cash outflows, they should not have been included in investing activities or operating activities. The Company corrected the previously presented cash flows from investments in affordable housing partnerships and other liabilities to include only actual funded portions of investments in affordable housing partnerships and in doing so, the consolidated statements of cash flows for 2015 were adjusted to increase net cash flows from investing activities by $14.8 million, with corresponding decrease in net cash flows from operating activities. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, the previously filed annual or quarterly consolidated financial statements.
Securities—Securities are classified and accounted for as follows:

(i)
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2016 and 2015, we did not own securities in this category;

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Derivative Financial Instruments and Hedging Transactions—As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, and caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The Company’s interest rate swaps and caps involve the exchange of fixed rate and variable rate interest payment obligations without the exchange of the underlying notional amounts and are therefore accounted for as stand alone derivatives. Changes in the fair value of the stand alone derivatives are reported in earnings as noninterest income. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are both considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the balance sheet, with changes in fair value recorded in earnings. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in our loan portfolio.
The Company also establishes specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal re-valuation of the collateral is performed by qualified personnel. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
Acquired Loans—Loans that the Company acquires are recorded at fair value with no carryover of the related allowance for loan losses. On the date of acquisition, the Company considers acquired classified loans credit impaired loans (“Purchased Credit Impaired Loans” or “PCIs”) under the provisions of Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. On the date of acquisition, loans without credit impairment (“Acquired Performing Loans” or “Non-PCIs”) are not accounted for under ASC 310-30. Acquired loans are placed in pools with similar risk characteristics and recorded at fair value as of the acquisition date.
For PCI loans, the cash flows expected to be received over the life of the pools were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity and prepayment speed assumptions are periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash expected to be collected over the pools’ carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective interest yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield is disclosed quarterly.
For PCI loans, the excess of the contractual balances due over the cash flows expected to be collected is considered to be nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the date of acquisition. Subsequent to the date of acquisition, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at the acquisition date are recognized by recording a provision for loan losses that will maintain the original expected yield.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

PCI loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if management can reasonably estimate the timing and amount of the expected cash flows on such loans and if management expects to fully collect the new carrying value of the loans. As such, management may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. Management has determined that future cash flows are reasonably estimable on any such acquired loans that are past due 90 days or more and accruing interest. Management expects to fully collect the carrying value of the loans.
Loans Held for Sale—Small Business Administration (“SBA”) and residential mortgage loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost and charged to earnings. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain control over the transferred assets through an agreement to repurchase them before their maturity.
Loan Servicing Assets—The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, including these servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for loan losses in the accompanying consolidated statements of financial condition.
Servicing assets are recognized when SBA and residential mortgage loans are sold with servicing retained with the income statement effect recorded in gains on sales of loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate. The Company’s servicing costs approximates the industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were required in 2016, 2015, or 2014.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. For the year ended December 31, 2016, the Company foreclosed on properties with an aggregate carrying value of $5.6 million and acquired $14.9 million in OREO from the acquisition of Wilshire. The Company recorded $2.2 million in valuation adjustments subsequent to the foreclosures, and the Company sold OREO properties for total proceeds of $17.4 million.
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
Section 382 of the Internal Revenue Code imposes a limitation (“382 Limitation”) on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period not to exceed three years (“382 Ownership Change”). As a result of the acquisitions on February 14, 2013 of PIB, on August 12, 2013 of Foster, and on July 29, 2016 of Wilshire Bancorp, all three entities underwent a 382 Ownership Change resulting in a 382 Limitation to each entity’s net operating loss and tax credit carryforwards. None of the entities had a net unrealized built in loss as of the 382 Ownership Change date. Given the applicable 382 Limitation, the Company is expected to fully utilized the PIB and Wilshire net operating loss and tax credit carryforwards before expiration. However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger a future Section 382 Ownership Change of the Company which could limit the Company’s use of these tax attributes.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $42.5 million and $33.4 million, were paid in 2016 and 2015, respectively. There were no common stock dividends declared but unpaid at December 31, 2016 and 2015.
BOLI—The Company has purchased life insurance policies on certain key executives and directors. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Investments in Affordable Housing Partnerships—The Company owns limited partnerships interest in projects of affordable housing for lower income tenants.  Under the equity method of accounting, the annual amortization is based on the estimated tax deduction amounts the bank would receive in the year. The carrying value of such investments and commitments to fund investment in affordable housing is recorded as “Investment in affordable housing partnerships” in the Consolidated Statement of Financial Condition. Commitment to fund investments in affordable housing is also included in this line items but is also grossed up and recorded as a liability.
Comprehensive (Loss) Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and interest-only strips which are also recognized as separate components of stockholders’ equity, net of tax.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2016 or 2015. Accrued loss contingencies for all legal claims totaled approximately $557 thousand at December 31, 2016. There were no accrued loss contingencies for legal claims December 31, 2015.
Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. See Note 14 Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, determining the fair value of derivatives and hedging activities, determining the carrying value for cash surrender value of life insurance, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, determination of the fair values of other real estate owned, accounting for PCI loans, accounting for FDIC receivable, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.
Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using a retrospective application approach. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated financial statements.
In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments that require transition guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2015-10 did not have a significant impact on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” The guidance requires an acquirer in a business combination to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments become effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-10 did not have a significant impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance becomes effective for fiscal years beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05)”. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument (a novation) that has been designated as the hedging instrument does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. Public business entities have the option to apply this ASU on a prospective basis or a modified retrospective basis. It is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of ASU 2016-05 did not have a significant impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. ASU 2016-07 no longer requires an investor to retroactively adjust the investment and record for periods as if that the investment had been held, but did not qualify for the equity method of accounting. Under ASU 2016-07 the equity method is only applied to the investment from the date that it qualifies. When an investment qualifies for equity method accounting, the investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s existing interest and recognize in earnings the unrealized holding gain or loss in accumulated other comprehensive income, if the existing investment was accounted for as an available-for-sale equity security. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2.	MERGERS AND ACQUISITIONS
Merger with Wilshire Bancorp Inc.
On July 29, 2016, the merger of Wilshire Bancorp Inc. (“Wilshire”) and BBCN Bancorp, Inc. (now Hope Bancorp) was completed. On the same day BBCN changed its name to Hope Bancorp, Inc. and the subsidiary BBCN Bank was changed to Bank of Hope. The Company merged with Wilshire to create the only super regional Korean-American Bank in the Untied States and to expand our branch network nationwide. Pursuant to the merger agreement, holders of Wilshire common stock received 0.7034 of a share of common stock of HOPE for each share of Wilshire common stock held immediately prior to the effective time of the merger, rounded to the nearest whole share, plus cash in lieu of the issuance of fractional shares. Outstanding Wilshire stock options and restricted stock awards were converted into stock options with respect to shares of HOPE common stock or shares of HOPE common stock, respectively, with appropriate adjustments to reflect the exchange ratio. The merger was accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of Wilshire were recorded at their respective fair values and represents management’s estimates based on available information.
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(Dollars in thousands)	July 29, 2016
Consideration Paid:
Hope common stock issued in exchange for Wilshire common stock	$852,939
Cash paid for fractional shares	3
Hope stock options issued in exchange Wilshire stock options	3,370
Total consideration paid	$856,312

Assets Acquired:
Cash and cash equivalents	$100,127
Investment securities	478,938
Loans receivable	3,800,807
FRB and FHLB stock	16,539
OREO	14,866
Premises and equipment	16,812
BOLI	25,240
Servicing assets	16,203
Low income housing tax credit investments	47,111
Core deposit intangibles	18,138
Deferred tax assets, net	17,458
Other assets	76,818
Liabilities Assumed:
Deposits	(3,812,367)
Borrowings	(206,282)
Subordinated debentures	(56,942)
Other liabilities	(54,751)
Total identifiable net assets	$498,715
Excess of consideration paid over fair value of net assets acquired (goodwill)	$357,597
Fair values are primarily determined through the use of inputs that are not observable from market-based information. Under ASC 805-10-25-13, management may adjust the fair values of acquired assets or assumed liabilities for a period of up to one year from the date of the acquisition to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have an affect on the measurement of the amounts recognized as of that date. During the fourth quarter of 2016, the Company made a net adjustment of $1.4 million to the deferred tax assets and taxes receivable acquired from Wilshire which reduced the previous goodwill recorded from the transaction by $1.4 million.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Acquired Loans
The fair value of loans were estimated on an individual basis based on the characteristics for each loan. A discounted cash flow analysis was used to project cash flows for each loan using assumptions for rate, remaining maturity, prepayment speeds, projected default probabilities, loss given defaults, and estimate of prevailing discount rates. The following table presents loans acquired from Wilshire with deteriorated credit quality as of the date of acquisition included as loans receivable in the table above:

Fair Value At July 29, 2016
(Dollars in thousands)
Contractually required principal and interest at acquisition	$292,380
Contractual cash flows not expected to be collected (nonaccretable discount)	(40,560)
Expected cash flows at acquisition	251,820
Interest component of expected cash flows (accretable discount)	(8,713)
Fair value of acquired impaired loans	$243,107
The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition at December 31, 2016 were $5.67 billion and $3.59 billion, respectively, for loans acquired from Wilshire.
Pro Forma Information
The following table presents financial information regarding the Wilshire’s operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2016. The table also presents unaudited pro forma information as if the merger had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and related income tax effects. Merger and integration expenses incurred of $25.7 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively, were excluded. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Wilshire at the beginning of 2015. The pro forma combined condensed consolidated financial statements do not take into account the impact, if any, of an ownership change under Section 382 of the Code that would have occurred as of January 1, 2015. The merger is expected to result in annual cost savings to be achieved following the consummation of the merger. These expected savings have not been included in the pro forma combined amounts. These pro forma results require significant estimates and judgments particularly as it relates to the valuation and accretion of income associated with acquired loans.

	Actual from Acquisition Date Through December 31,	Pro forma Year Ended December 31,
	2016	2016	2015

	(Dollars in thousands)
Net interest income	$197,953	$456,556	$449,501
Provision for loan losses	6,490	4,000	8,700
Non-interest income	29,546	75,266	89,345
Non-interest expense	120,954	235,013	255,401
Income tax provision	39,828	$118,613	$111,581
Net income	$60,227	$174,196	$163,164

Pro forma earnings per share:
Basic		$1.29	$1.21
Diluted		$1.29	$1.21

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Acquisition-Related Expenses
The following table presents acquisition-related expenses associated with the acquisition of Wilshire and other previous acquisitions which were reflected in the Consolidated Statements of Income in merger and integration expense. These expenses are comprised primarily of severance payments, professional services, and other noninterest expense related to prior acquisitions.

	Twelve Months Ended December 31,
	2016	2015
	(Dollars in thousands)
Wilshire	$16,818	$1,414
Other	96	126
Total merger related expenses	$16,914	$1,540

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
Pending Acquisition of U & I Financial Corp
On January 23, 2017, the Company announced the signing of a definitive agreement and plan of merger (the “Merger Agreement”) with U & I Financial Corporation (“U & I”) pursuant to which U & I will merge (the “merger”) with and into Hope Bancorp with Hope Bancorp as the surviving corporation. As part of the merger, UniBank, a wholly-owned subsidiary of U & I, will merge with and into the Bank. Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of U & I common stock will be converted into shares of the Company’s common stock based on a value of $9.50 for the U & I common stock, which value will be subject to adjustment if U & I’s financial advisory and legal fees exceed certain amounts as provided in the Merger Agreement (the “Merger Consideration”). The number of shares of Company common stock to be issued for the Merger Consideration will be based on the 10-day trade weighted, volume weighted average price of the Company’s common stock as of the closing as determined in accordance with the Merger Agreement (as so determined, the “Closing Stock Price”); provided that:
(i) if the Closing Stock Price is less than $17.28832, the Company may terminate the Merger Agreement unless U & I Financial elects to accept an adjustment to the Merger Consideration through the issuance of fewer shares based on the $17.28832 instead of the lower Closing Stock Price; and
(ii) if the Closing Stock Price is greater than $25.93248, U & I may terminate the Merger Agreement unless the Company elects to accept an adjustment to the Merger Consideration through the issuance of additional shares based on the $25.93248 price instead of the higher Closing Stock Price.
Each outstanding U & I stock option held by an U & I employee who will be retained by the Company after the Effective Time (each, a “Covered Employee”) shall cease to represent the right to acquire shares of U & I common stock and shall instead be converted automatically into an option to acquire shares of the Company’s common stock, and such assumed options will be assumed by the Company on substantially the same terms and conditions as were applicable under the corresponding U & I stock options. Each U & I stock option held by a U & I employee who will not be a Covered Employee shall become fully vested and be converted into the right to receive an amount in cash equal to the product obtained by multiplying (i) the excess, if any, of the per share Merger Consideration over the exercise price per share of such stock option by (ii) the total number of shares of U & I common stock subject to such stock option.
The Merger Agreement contains representations and warranties customary for transactions of this type from the Company and U & I, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time and, in the case of U & I, its obligation, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement and its non-solicitation obligations relating to alternative acquisition proposals.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The consummation of the Merger is subject to customary conditions, including receipt of regulatory approvals, receipt of the requisite approval of the shareholders of U & I, the absence of any law or order prohibiting the closing, and effectiveness of the registration statement to be filed by the Company with respect to the Company’s common stock to be issued in the Merger, and the absence of the occurrence of a material adverse effect upon the Company or U & I. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants, in each case subject to certain materiality standards.
The Merger Agreement provides certain termination rights for both the Company and U & I and further provides that a termination fee of $2 million will be payable by U & I to the Company upon termination of the Merger Agreement under certain circumstances.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.	SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available for sale at December 31, 2016 and 2015:

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Debt securities	$12,005	$3	$—	$12,008
Collateralized mortgage obligations	715,981	349	(10,663)	705,667
Mortgage-backed securities	741,304	1,132	(14,395)	728,041
Corporate securities	11,576	—	(449)	11,127
Municipal securities	88,018	358	(1,537)	86,839
Total debt securities	1,568,884	1,842	(27,044)	1,543,682
Mutual funds	13,425	—	(367)	13,058
Total	$1,582,309	$1,842	$(27,411)	$1,556,740
	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$454,096	$839	$(4,955)	$449,980
Mortgage-backed securities	497,889	3,003	(2,845)	498,047
Corporate securities	4,545	—	(796)	3,749
Municipal securities	44,105	1,406		45,511
Total debt securities	1,000,635	5,248	(8,596)	997,287
Mutual funds	13,425	—	(156)	13,269
Total	$1,014,060	$5,248	$(8,752)	$1,010,556

As of December 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The proceeds from sales of securities and total gains and losses are listed below:

	2016	2015	2014
	(Dollars in thousands)
Fair value of investments sold	$217,077	$22,510	$—

Gains from sales of securities	1,032	437	—
Losses from sales of securities	(84)	(13)	—
Gains from called securities	2	—	—
Net gain on sales or called securities	$950	$424	$—

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$19,741	$19,749
Due after one year through five years	6,896	6,988
Due after five years through ten years	40,036	39,587
Due after ten years	44,926	43,650
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	715,981	705,667
Mortgage-backed securities	741,304	728,041
Mutual funds	13,425	13,058
Total	$1,582,309	$1,556,740

Securities with carrying values of approximately $382.1 million and $359.6 million at December 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
Securities with gross unrealized losses, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated, are as follows:

	At December 31, 2016
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	66	$615,803	$(9,459)	4	$36,333	$(1,204)	70	$652,136	$(10,663)
Mortgage-backed securities	57	622,797	(14,395)	—	—	—	57	622,797	(14,395)
Municipal securities	95	69,331	(1,537)	—	—	—	95	69,331	(1,537)
Corporate securities	1	7,014	(2)	1	4,113	(447)	2	11,127	(449)
Mutual funds	3	13,058	(367)	—	—	—	3	13,058	(367)
Total	222	$1,328,003	$(25,760)	5	$40,446	$(1,651)	227	$1,368,449	$(27,411)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	At December 31, 2015
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	31	$300,202	$(2,611)	8	$70,857	$(2,344)	39	$371,059	$(4,955)
Mortgage-backed securities	28	247,160	(1,487)	3	27,947	(1,358)	31	275,107	(2,845)
Municipal securities	1	127	—	—	—	—	1	127	—
Corporate securities	—	—	—	1	3,750	(796)	1	3,750	(796)
Mutual funds	3	13,269	(156)	—	—	—	3	13,269	(156)
Total	63	$560,758	$(4,254)	12	$102,554	$(4,498)	75	$663,312	$(8,752)

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
The Company has certain trust preferred securities, collateralized mortgage obligations, and mortgage-backed securities that were in a continuous loss position for twelve months or longer as of December 31, 2016. The corporate securities in a continuous loss position for twelve months or longer had an unrealized loss of $447 thousand at December 31, 2016 and are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the obligator. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had an unrealized loss of $1.2 million at December 31, 2016. These securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on the securities that were in an unrealized loss position have been paid as agreed, and management believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines are deemed to be due to the current market volatility and are not reflective of management’s expectations of the Company’s ability to fully recover the investments, which may be at maturity. For these reasons, no OTTI was recognized on the securities that were in a continuous loss position for twelve months or longer at December 31, 2016.
The Company considers the losses on our investments in unrealized loss positions at December 31, 2016 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. The increase in the net unrealized gain position can be attributed to an increase in long term Treasury yields at December 31, 2016, compared to rates at December 31, 2015.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.	LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES
The following is a summary of loans by major category at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$57,884	$33,797
Commercial & industrial	7,842,573	4,912,655
Construction	254,113	123,030
Total real estate loans	8,154,570	5,069,482
Commercial business	1,832,021	980,153
Trade finance	154,928	99,163
Consumer and other	403,470	102,573
Total loans outstanding	10,544,989	6,251,371
Less: deferred loan fees	(1,657)	(3,030)
Gross loans receivable	10,543,332	6,248,341
Less: allowance for loan losses	(79,343)	(76,408)
Loans receivable, net	$10,463,989	$6,171,933
Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method ("Legacy Loans") and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses ("Acquired Loans"). The Acquired Loans are further segregated between Purchased Credit Impaired Loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30, or "PCIs") and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or "non-PCIs").
The following table presents changes in the accretable discount on the PCI loans for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$23,777	$24,051
Additions due to mergers and acquisitions	8,713	—
Accretion	(15,817)	(12,633)
Changes in expected cash flows	21,918	12,359
Balance at end of period	$38,591	$23,777
On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the PCI loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield may increase from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income, 2) indicies for variable rates of interest on PCI loans may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables detail the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2016 and 2015:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
December 31, 2016
Balance, beginning of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
Provision (credit) for loan losses	(4,896)	12,928	(1,695)	2,229	714	(248)	—	(32)	9,000
Loans charged off	(152)	(7,267)	—	(757)	(758)	(26)	—	—	(8,960)
Recoveries of charged offs	1,175	1,437	—	88	12	177	—	6	2,895
Balance, end of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343

December 31, 2015
Balance, beginning of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758
Provision (credit) for loan losses	2,828	(577)	1,424	177	4,270	(117)	—	(5)	8,000
Loans charged off	(558)	(1,971)	(1,288)	(630)	(183)	(271)	—	(11)	(4,912)
Recoveries of charged offs	1,784	2,894	—	582	163	117	—	22	5,562
Balance, end of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408

The following tables disaggregate the allowance for loan losses and the carrying value of loans receivables by impairment methodology at December 31, 2016 and December 31, 2015:

	December 31, 2016
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,889	$4,420	$864	$50	$113	$73	$—	$—	$7,409
Collectively evaluated for impairment	37,067	19,010	1,033	2,066	548	44	—	36	59,804
PCI loans	—	—	—	—	12,130	—	—	—	12,130
Total	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343

Loans outstanding:
Individually evaluated for impairment	$74,085	$34,783	$6,029	$733	$23,865	$435	$—	$431	$140,361
Collectively evaluated for impairment	5,271,262	1,079,348	75,365	179,961	2,597,200	650,710	70,535	206,802	10,131,183
PCI loans	—	—	—	—	188,158	66,745	2,999	15,543	273,445
Total	$5,345,347	$1,114,131	$81,394	$180,694	$2,809,223	$717,890	$73,534	$222,776	$10,544,989

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	December 31, 2015
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,663	$4,188	$2,603	$—	$225	$128	$—	$—	$8,807
Collectively evaluated for impairment	41,166	12,144	989	556	616	86	—	62	55,619
PCI loans	—	—	—	—	11,982	—	—	—	11,982
Total	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408

Loans outstanding:
Individually evaluated for impairment	$63,376	$40,352	$12,548	$812	$19,109	$1,235	$—	$658	$138,090
Collectively evaluated for impairment	4,717,300	896,041	86,615	60,570	200,753	22,660	—	20,533	6,004,472
PCI loans	—	—	—	—	68,944	19,865	—	20,000	108,809
Total	$4,780,676	$936,393	$99,163	$61,382	$288,806	$43,760	$—	$41,191	$6,251,371
As of December 31, 2016 and December 31, 2015, the liability for unfunded commitments was $3.2 million and $2.0 million, respectively. For the year ended December 31, 2016 and 2015, the recognized provision for credit losses related to unfunded commitments was $179 thousand and $381 thousand.
The recorded investment in individually impaired loans was as follows:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
With Allocated Allowance
Without charge-off	$59,638	$77,922
With charge-off	1,120	155
With No Allocated Allowance
Without charge-off	76,775	57,585
With charge-off	2,828	2,428
Allowance on Impaired Loans	(7,409)	(8,807)
Impaired Loans, net of allowance	$132,952	$129,283

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables detail impaired loans (Legacy and Acquired) by portfolio segment. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of December 31, 2016			For the year ended December 31, 2016
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,095	2,384	90	1,788	—
Hotel & Motel	6,387	6,387	337	3,650	332
Gas Station & Car Wash	215	228	41	884	—
Mixed Use	206	732	27	350	7
Industrial & Warehouse	530	530	—	547	23
Other	22,580	22,825	1,507	23,690	1,033
Real Estate—Construction	—	—	—	—	—
Commercial Business	26,543	27,161	4,493	32,626	988
Trade Finance	2,111	2,156	864	7,134	25
Consumer and Other	91	91	50	289	4
Subtotal	$60,758	$62,494	$7,409	$70,958	$2,412
With No Related Allowance:
Real Estate—Residential	$3,562	$3,562	$—	$712	$119
Real Estate—Commercial
Retail	12,753	13,290	—	10,745	451
Hotel & Motel	6,122	11,735	—	8,275	14
Gas Station & Car Wash	5,043	7,449	—	4,817	39
Mixed Use	7,303	7,822	—	3,284	282
Industrial & Warehouse	9,673	9,748	—	10,252	350
Other	20,181	21,492	—	13,086	479
Real Estate—Construction	1,300	1,441	—	1,322	—
Commercial Business	8,675	9,472	—	10,559	203
Trade Finance	3,918	3,918	—	1,674	208
Consumer and Other	1,073	1,136	—	1,026	29
Subtotal	$79,603	$91,065	$—	$65,752	$2,174
Total	$140,361	$153,559	$7,409	$136,710	$4,586

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2016			For the year ended December 31, 2016
Impaired acquired loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,826	2,114	85	1,387	—
Hotel & Motel	—	—	—	—	—
Gas Station & Car Wash	—	—	—	203	—
Mixed Use	136	136	2	280	7
Industrial & Warehouse	—	—	—	—	—
Other	337	341	26	327	18
Real Estate—Construction	—	—	—	—	—
Commercial Business	294	339	73	448	5
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	32	—
Subtotal	$2,593	$2,930	$186	$2,677	$30
With No Related Allowance:
Real Estate—Residential	$679	$679	$—	$136	$—
Real Estate—Commercial
Retail	3,148	3,214	—	2,496	152
Hotel & Motel	4,767	7,171	—	5,700	14
Gas Station & Car Wash	1,568	1,815	—	1,506	39
Mixed Use	5,315	5,551	—	1,238	245
Industrial & Warehouse	66	66	—	873	3
Other	6,023	6,752	—	4,021	177
Real Estate—Construction	—	—	—	—	—
Commercial Business	141	386	—	580	2
Trade Finance	—	—	—	—	—
Consumer and Other	431	484	—	453	9
Subtotal	$22,138	$26,118	$—	$17,003	$641
Total	$24,731	$29,048	$186	$19,680	$671

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2015			For the year ended December 31, 2015
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,871	1,984	230	3,388	—
Hotel & Motel	4,697	4,707	158	10,512	230
Gas Station & Car Wash	1,569	1,625	47	1,542	59
Mixed Use	564	1,087	13	498	9
Industrial & Warehouse	563	563	—	3,686	25
Other	24,603	24,851	1,440	12,585	1,110
Real Estate—Construction	—	—	—	—	—
Commercial Business	31,527	31,832	4,316	31,790	998
Trade Finance	12,548	12,548	2,603	6,209	527
Consumer and Other	135	135	—	153	7
Subtotal	$78,077	$79,332	$8,807	$70,363	$2,965
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	11,305	12,051	—	10,779	464
Hotel & Motel	7,592	10,180	—	6,455	93
Gas Station & Car Wash	3,754	6,435	—	3,685	107
Mixed Use	2,382	2,604	—	2,375	51
Industrial & Warehouse	8,967	10,608	—	10,186	254
Other	13,250	14,234	—	9,355	362
Real Estate—Construction	1,369	1,470	—	1,153	—
Commercial Business	10,059	12,063	—	8,722	345
Trade Finance	—	—	—	986	—
Consumer and Other	1,335	1,431	—	1,177	26
Subtotal	$60,013	$71,076	$—	$54,873	$1,702
Total	$138,090	$150,408	$8,807	$125,236	$4,667

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2015			For the year ended December 31, 2015
Impaired acquired loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,171	1,173	197	1,835	—
Hotel & Motel	—	—	—	—	—
Gas Station & Car Wash	1,017	1,062	6	1,246	59
Mixed Use	494	491	5	380	9
Industrial & Warehouse	—	—	—	72	—
Other	306	306	17	797	16
Real Estate—Construction	—	—	—	—	—
Commercial Business	566	645	128	671	15
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Subtotal	$3,554	$3,677	$353	$5,001	$99
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,642	2,756	—	2,301	105
Hotel & Motel	7,014	9,303	—	5,889	73
Gas Station & Car Wash	1,188	1,299	—	651	64
Mixed Use	273	282	—	210	13
Industrial & Warehouse	1,127	1,298	—	1,275	9
Other	3,876	4,615	—	4,162	53
Real Estate—Construction	—	—	—	—	—
Commercial Business	668	1,039	—	892	55
Trade Finance	—	—	—	—	—
Consumer and Other	658	748	—	629	7
Subtotal	$17,446	$21,340	$—	$16,009	$379
Total	$21,000	$25,017	$353	$21,010	$478

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	For the year ended December 31, 2014
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	5,205	127
Hotel & Motel	12,053	532
Gas Station & Car Wash	2,440	60
Mixed Use	823	—
Industrial & Warehouse	7,309	119
Other	9,709	355
Real Estate—Construction	—	—
Commercial Business	32,798	1,502
Trade Finance	6,647	—
Consumer and Other	114	—
Subtotal	$77,098	$2,695
With No Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	8,462	358
Hotel & Motel	6,655	—
Gas Station & Car Wash	4,139	44
Mixed Use	1,415	39
Industrial & Warehouse	9,311	494
Other	5,118	93
Real Estate—Construction	1,583	—
Commercial Business	8,349	50
Trade Finance	724	—
Consumer and Other	1,168	28
Subtotal	$46,924	$1,106
Total	$124,022	$3,801

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	For the year ended December 31, 2014
Impaired acquired loans	Average Recorded Investment*	Interest Income Recognized during Impairment

With Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	838	97
Hotel & Motel	—	—
Gas Station & Car Wash	1,783	60
Mixed Use	212	—
Industrial & Warehouse	1,026	—
Other	1,134	5
Real Estate—Construction	—	—
Commercial Business	1,090	15
Trade Finance	—	—
Consumer and Other	—	—
Subtotal	$6,083	$177
With No Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	1,869	27
Hotel & Motel	6,067	—
Gas Station & Car Wash	621	—
Mixed Use	275	—
Industrial & Warehouse	2,673	39
Other	3,798	41
Real Estate—Construction	—	—
Commercial Business	1,321	4
Trade Finance	—	—
Consumer and Other	772	8
Subtotal	$17,396	$119
Total	$23,479	$296

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables present the aging of past due loans as of December 31, 2016 and December 31, 2015 by class of loans:

	As of December 31, 2016
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent loans
	(Dollars in thousands)
Legacy Loans
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	480	—	—	480	3,672	4,152
Hotel & Motel	1,836	3,137	—	4,973	1,392	6,365
Gas Station & Car Wash	362	—	—	362	3,690	4,052
Mixed Use	—	—	—	—	1,305	1,305
Industrial & Warehouse	—	697	—	697	1,922	2,619
Other	2,871	—	—	2,871	4,007	6,878
Real estate—Construction	—	1,513	—	1,513	1,300	2,813
Commercial business	558	815	—	1,373	9,371	10,744
Trade finance	—	500	—	500	2,056	2,556
Consumer and other	146	58	305	509	229	738
Subtotal	$6,253	$6,720	$305	$13,278	$28,944	$42,222
Acquired Loans (1)
Real estate—Residential	$—	$—	$—	$—	$679	$679
Real estate—Commercial
Retail	1,611	—	—	1,611	1,871	3,482
Hotel & Motel	95	—	—	95	4,501	4,596
Gas Station & Car Wash	68	340	—	408	993	1,401
Mixed Use	—	—	—	—	48	48
Industrial & Warehouse	257	—	—	257	—	257
Other	350	—	—	350	2,144	2,494
Real estate—Construction	—	—	—	—	—	—
Commercial business	1,303	684	—	1,987	345	2,332
Trade finance	—	—	—	—	—	—
Consumer and other	331	25	—	356	549	905
Subtotal	$4,015	$1,049	$—	$5,064	$11,130	$16,194
TOTAL	$10,268	$7,769	$305	$18,342	$40,074	$58,416

(1)	The Acquired Loans exclude PCI loans.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.9 million.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2015
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent loans
	(Dollars in thousands)
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables present the risk rating for Legacy Loans and Acquired Loans as of December 31, 2016 and December 31, 2015 by class of loans:

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—Residential	$34,283	$223	$2,883	$—	$37,389
Real estate—Commercial
Retail	1,303,452	18,929	15,430	—	1,337,811
Hotel & Motel	1,187,709	12,763	9,026	—	1,209,498
Gas Station & Car Wash	643,282	7,259	3,690	—	654,231
Mixed Use	375,312	—	1,467	—	376,779
Industrial & Warehouse	478,528	29,830	13,745	—	522,103
Other	969,024	22,220	41,017	—	1,032,261
Real estate—Construction	159,230	14,745	1,300	—	175,275
Commercial business	1,032,232	15,919	65,885	95	1,114,131
Trade finance	68,051	5,673	7,670	—	81,394
Consumer and other	179,864	1	829	—	180,694
Subtotal	$6,430,967	$127,562	$162,942	$95	$6,721,566
Acquired Loans:
Real estate—Residential	$18,007	$1,809	$679	$—	$20,495
Real estate—Commercial
Retail	772,465	9,860	21,110	—	803,435
Hotel & Motel	328,396	5,419	18,233	—	352,048
Gas Station & Car Wash	249,379	8,437	11,338	—	269,154
Mixed Use	118,643	3,105	12,505	8	134,261
Industrial & Warehouse	321,040	31,819	9,048	315	362,222
Other	736,385	23,286	29,099	—	788,770
Real estate—Construction	78,838	—	—	—	78,838
Commercial business	649,186	31,340	37,265	99	717,890
Trade finance	70,535	61	2,938	—	73,534
Consumer and other	214,437	958	5,949	1,432	222,776
Subtotal	$3,557,311	$116,094	$148,164	$1,854	$3,823,423
Total	$9,988,278	$243,656	$311,106	$1,949	$10,544,989

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
		(Dollars in thousands)
Legacy Loans:
Real estate—Residential	$32,543	$465	$—	$—	$33,008
Real estate—Commercial
Retail	1,168,844	25,686	14,838	—	1,209,368
Hotel & Motel	1,009,493	789	5,937	—	1,016,219
Gas Station & Car Wash	610,749	6,192	3,758	—	620,699
Mixed Use	326,902	1,191	2,610	—	330,703
Industrial & Warehouse	461,938	10,099	11,966	—	484,003
Other	913,304	15,805	34,537	—	963,646
Real estate—Construction	121,661	—	1,369	—	123,030
Commercial business	875,989	21,886	38,505	13	936,393
Trade finance	82,797	3,818	12,548	—	99,163
Consumer and other	60,549	14	812	7	61,382
Subtotal	$5,664,769	$85,945	$126,880	$20	$5,877,614
Acquired Loans:
Real estate—Residential	$508	$281	$—	$—	$789
Real estate—Commercial
Retail	91,076	2,364	14,926	—	108,366
Hotel & Motel	21,306	4,339	13,835	—	39,480
Gas Station & Car Wash	22,231	356	6,548	—	29,135
Mixed Use	14,195	6,382	3,762	—	24,339
Industrial & Warehouse	31,606	1,361	4,708	378	38,053
Other	38,311	366	9,967	—	48,644
Real estate—Construction	—	—	—	—	—
Commercial business	27,413	1,149	14,835	363	43,760
Trade finance	—	—	—	—	—
Consumer and other	32,194	1,643	5,901	1,453	41,191
Subtotal	$278,840	$18,241	$74,482	$2,194	$373,757
Total	$5,943,609	$104,186	$201,362	$2,214	$6,251,371

The following table presents loans sold from loans held for investment or transferred from held for investment to held for sale during the year ended December 31, 2016 and 2015 by portfolio segment:

	Year ended December 31,
	2016	2015
	(Dollars in thousands)
Sales or reclassification to held for sale
Real estate - Commercial	$5,920	$619
Real estate - Construction	—	—
Commercial Business	3,457	66
Consumer	2,508	6,330
Total	$11,885	$7,015

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by portfolio segment and impairment method at December 31, 2016 and December 31, 2015:

	As of December 31, 2016
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (Gross carrying value)	$3,562	$93,088	$1,300	$35,218	$6,029	$1,164	$140,361
Specific allowance	$—	$2,002	$—	$4,493	$864	$50	$7,409
Loss coverage ratio	N/A	2.2%	N/A	12.8%	14.3%	4.3%	5.3%
Non-impaired loans	$54,322	$7,749,485	$252,813	$1,796,803	$148,899	$402,306	$10,404,628
General allowance	$209	$47,915	$1,621	$19,054	$1,033	$2,102	$71,934
Loss coverage ratio	0.4%	0.6%	0.6%	1.1%	0.7%	0.5%	0.7%
Total loans	$57,884	$7,842,573	$254,113	$1,832,021	$154,928	$403,470	$10,544,989
Total allowance for loan losses	$209	$49,917	$1,621	$23,547	$1,897	$2,152	$79,343
Loss coverage ratio	0.4%	0.6%	0.6%	1.3%	1.2%	0.5%	0.8%

	As of December 31, 2015
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (Gross carrying value)	$—	$81,117	$1,369	$41,586	$12,548	$1,470	$138,090
Specific allowance	$—	$1,888	$—	$4,316	$2,603	$—	$8,807
Loss coverage ratio	N/A	2.3%	N/A	10.4%	20.7%	N/A	6.4%
Non-impaired loans	$33,797	$4,831,538	$121,661	$938,567	$86,615	$101,103	$6,113,281
General allowance	$230	$52,617	$917	$12,231	$989	$617	$67,601
Loss coverage ratio	0.7%	1.1%	0.8%	1.3%	1.1%	0.6%	1.1%
Total loans	$33,797	$4,912,655	$123,030	$980,153	$99,163	$102,573	$6,251,371
Total allowance for loan losses	$230	$54,505	$917	$16,547	$3,592	$617	$76,408
Loss coverage ratio	0.7%	1.1%	0.7%	1.7%	3.6%	0.6%	1.2%
Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At December 31, 2016, total modified loans were $70.9 million, compared to $72.2 million at December 31, 2015. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
A summary of TDRs on accrual and nonaccrual by type of concession as of December 31, 2016, December 31, 2015, and December 31, 2014 is presented below:

	As of December 31, 2016
	TDRs on accrual				TDRs on nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Sub-Total	Real estate - Commercial	Commercial Business	Other	Sub-Total
	(Dollars in thousands)
Payment concession	$16,358	$29	$—	$16,387	$4,417	$1,717	$—	$6,134	$22,521
Maturity / Amortization concession	1,840	17,471	4,600	23,911	1,313	6,130	2,287	9,730	33,641
Rate concession	6,856	1,665	55	8,576	5,590	387	155	6,132	14,708
Principal forgiveness	—	—	—	—	—	—	—	—	—
Total	$25,054	$19,165	$4,655	$48,874	$11,320	$8,234	$2,442	$21,996	$70,870

	As of December 31, 2015
	TDRs on accrual				TDRs on nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Sub-Total	Real estate - Commercial	Commercial Business	Other	Sub-Total
	(Dollars in thousands)
Payment concession	$11,604	$375	$—	$11,979	$3,891	$2,410	$—	$6,301	$18,280
Maturity / Amortization concession	4,009	18,192	5,311	27,512	1,583	6,818	2,297	10,698	38,210
Rate concession	7,215	1,278	—	8,493	6,445	641	166	7,252	15,745
Principal forgiveness	—	—	—	—	—	—	—	—	—
Total	$22,828	$19,845	$5,311	$47,984	$11,919	$9,869	$2,463	$24,251	$72,235

	As of December 31, 2014
	TDRs on accrual				TDRs on nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Sub-Total	Real estate - Commercial	Commercial Business	Other	Sub-Total
	(Dollars in thousands)
Payment concession	$12,235	$556	$—	$12,791	$3,840	$517	$—	$4,357	$17,148
Maturity / Amortization concession	2,189	20,053	3,387	25,629	1,207	3,158	1,550	5,915	31,544
Rate concession	13,684	5,024	—	18,708	8,473	80	176	8,729	27,437
Principal forgiveness	—	—	—	—	—	15	—	15	15
Total	$28,108	$25,633	$3,387	$57,128	$13,520	$3,770	$1,726	$19,016	$76,144

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at December 31, 2016 were comprised of 20 commercial real estate loans totaling $25.1 million, 23 commercial business loans totaling $19.2 million and 19 consumer and other loans totaling $4.7 million. TDRs on accrual status at December 31, 2015 were comprised of 24 commercial real estate loans totaling $22.8 million, 28 commercial business loans totaling $19.8 million, and 4 consumer and other loans totaling $5.3 million. TDRs on accrual status at December 31, 2014 were comprised of 24 commercial real estate loans totaling $28.1 million, 30 commercial business loans totaling $25.6 million, and 3 consumer loans totaling $3.4 million. Management expects that the TDRs on accrual status as of December 31, 2016, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.
The Company has allocated $5.3 million, $5.7 million, and $5.7 million of specific reserves to TDRs as of December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, 2015, and 2014 the Company did not have any outstanding commitments to extend additional funds to these borrowers.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2016, 2015, and 2014:

	For the year ended			For the year ended			For the year ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Number of Loans	Pre-Modification	Post-Modification	Number of Loans	Pre-Modification	Post-Modification	Number of Loans	Pre-Modification	Post-Modification
	(Dollars in thousands)
Legacy Loans:
Real estate - Residential	—	$—	$—	—	$—	$—	—	$—	$—
Real estate - Commercial
Retail	—	—	—	2	750	733	2	645	618
Hotel & Motel	—	—	—	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	2	383	351	—	—	—
Mixed Use	—	—	—	2	437	407	—	—	—
Industrial & Warehouse	—	—	—	—	—	—	2	783	821
Other	3	1,675	6,824	2	1,762	1,700	2	327	350
Real estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	12	12,311	7,413	18	9,171	13,234	19	18,143	17,219
Trade Finance	—	—	—	2	7,623	2,208	3	3,156	4,053
Consumer and Other	1	—	91	1	248	237	—	—	—
Subtotal	16	$13,986	$14,328	29	$20,374	$18,870	28	$23,054	$23,061
Acquired Loans:
Real estate - Residential	—	$—	$—	—	$—	$—	—	—	—
Real estate - Commercial
Retail	1	1,377	1,335	—	—	—	2	1,075	1,035
Hotel & Motel	—	—	—	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	—	—	—	1	794	727
Mixed Use	—	—	—	3	425	416	—	—	—
Industrial & Warehouse	—	—	—	—	—	—	1	75	74
Other	—	—	—	—	—	—	2	1,356	1,300
Real estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	1	13	11	1	56	13	6	426	142
Trade Finance	—	—	—	—	—	—	—	—	—
Consumer and Other	1	30	25	1	115	104	1	195	180
Subtotal	3	$1,420	$1,371	5	$596	$533	13	$3,921	$3,458
Total	19	$15,406	$15,699	34	$20,970	$19,403	41	$26,975	$26,519
The specific reserves for the TDRs described above as of December 31, 2016, 2015, and 2014 were $1.2 million, $2.9 million, and $2.4 million, respectively, and the charge offs for the years ended December 31, 2016, 2015, 2014 and were $4 thousand, $42 thousand, and $3.3 million respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the years ended December 31, 2016, 2015, and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real estate - Commercial
Retail	—	$—	—	$—	—	$—
Hotel & Motel	—	—	—	—	—	—
Gas Station & Car Wash	—	—	1	121	—	—
Mixed Use	—	—	1	103	—	—
Industrial & Warehouse	—	—	—	—	1	21
Other	—	—	1	307	—	—
Commercial Business	4	580	4	2,091	2	14
Consumer and Other	—	—	—	—	—	—
Subtotal	4	$580	7	$2,622	3	$35
Acquired Loans:
Real estate - Commercial
Retail	—	$—	—	$—	1	$121
Hotel & Motel	—	—	—	—	—	—
Mixed Use	—	—	1	63	—	—
Gas Station & Car Wash	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial Business	1	11	—	—	3	118
Consumer and Other	1	25	1	104	—	—
Subtotal	2	$36	2	$167	4	$239
Total	6	$616	9	$2,789	7	$274

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of December 31, 2016, 2015, and 2014 were $371 thousand, $303 thousand, and $0 respectively, and the charge offs for the years ended December 31, 2016, 2015, and 2014 were $4 thousand, $0, and $125 thousand respectively.
The four Legacy Loans that subsequently defaulted in 2016 were modified through payment concessions or maturity concessions. The payment concessions were comprised of three Commercial Business loans totaling $490 thousand. The maturity concession was comprised of one Commercial Business loan totaling $90 thousand.
The two Acquired Loans that subsequently defaulted in 2016 were modified through payment concession or maturity concession. The payment concession was comprised of one Consumer and other loan totaling $11 thousand. There was one Consumer and other loan totaling $25 thousand modified through a maturity concession.
The seven Legacy Loans that subsequently defaulted in 2015 were modified through payment concessions or maturity concessions. The payment concessions were comprised of one Real Estate loan totaling $121 thousand and four Commercial Business loans totaling $2.1 million. The maturity concessions were comprised of two Real Estate loans totaling $410 thousand.
The two Acquired Loans that subsequently defaulted in 2015 were modified through payment concession or maturity concession. The payment concession was comprised of one Real Estate loan totaling $63 thousand. There was one Consumer and other loan totaling $104 thousand modified through a maturity concession.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California and appointed the FDIC as its receiver. On the same date, the Company assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC. These agreements provide for the sharing of losses and recoveries on the covered assets. The loss sharing provisions of the agreements expired on June 30, 2015, however, the Company will continue to reimburse the FDIC for recoveries on its covered assets until June 30, 2018. In addition, recently acquired Wilshire
Bank had a loss sharing agreement with the FDIC related to loans acquired from Mirae Bank which was assumed by the Company in the acquisition of Wilshire in July 2016. The loss sharing agreement related to Wilshire with respects to losses on loans acquired from Mirae Bank expired in June 2014, however, the Company will continue to reimburse the FDIC for recoveries on former Mirae Bank loans until June 2017. Under the terms of the agreement, the Company’s FDIC clawback liability was $2.3 million as of December 31, 2016.
Covered nonperforming assets totaled $2.5 million and $1.3 million at December 31, 2016 and December 31, 2015, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Covered loans on nonaccrual status	$189	$1,118
Covered other real estate owned	2,306	220
Total covered nonperforming assets	$2,495	$1,338

Acquired covered loans	$32,367	$22,989
Related Party Loans
In the ordinary course of business, the Company entered into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2016 and December 31, 2015, and the outstanding principal balance as of December 31, 2016 and December 31, 2015 was $42.8 million and $3.8 million, respectively. Loans to related parties at December 31, 2016 consisted of $40.7 million in commercial real estate loans and $2.1 million in commercial loans. Loans to related parties at December 31, 2015 consisted of $3.8 million in commercial loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of the Company’s goodwill as of December 31, 2016 and 2015 was $463.0 million and $105.4 million, respectively. Goodwill recorded from the acquisition of Wilshire during the third quarter of 2016 was $357.6 million. There was no impairment of goodwill during the years ended December 31, 2016 and 2015.
During the fourth quarter of 2016, the Company made a net adjustment of $1.4 million to the deferred tax assets and taxes receivable acquired from Wilshire which reduced the previous goodwill recorded from the transaction by $1.4 million. Any further adjustments to provisional amounts will also be applied prospectively.
The following table provides information regarding the amortizing intangible assets at December 31, 2016 and 2015:

		2016		2015
	Amortization period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(Dollars in thousands)
Intangible assets:
Core deposit—Center Financial acquisition	7 years	$4,100	$(3,685)	$4,100	$(3,258)
Core deposit—PIB acquisition	7 years	604	(467)	604	(379)
Core deposit—Foster acquisition	10 years	2,763	(1,344)	2,763	(1,010)
Core deposit—Wilshire acquisition	10 years	18,138	(883)	—	—
Total		$25,605	$(6,379)	$7,467	$(4,647)
In July 2016, the Company recorded $18.1 million in core deposits intangibles from the acquisition of Wilshire. Total amortization expense on deposit premiums was $1.7 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively. The estimated future amortization expense over the next five years for core deposit intangibles is as follows: $2.7 million in 2017, $2.5 million in 2018, $2.2 million in 2019, $2.1 million in 2020, and $2.0 million in 2021.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.	PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Land	$13,723	$8,558
Building and improvements	21,315	11,229
Furniture, Fixtures, and equipment	23,597	21,093
Leasehold improvements	22,494	24,116
Software/License	6,802	5,371
	87,931	70,367
Less: Accumulated depreciation and amortization	(32,615)	(35,792)
Total premises and equipment, net	$55,316	$34,575

Depreciation and amortization expense totaled $8.1 million, $7.0 million, and $6.6 million for 2016, 2015, and 2014, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7.	DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2016 and 2015, was $2.98 billion and $1.77 billion, respectively. Included in time deposits of $100,000 or more were $300.0 million in California State Treasurer’s deposits at December 31, 2016 and 2015. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2016 and 2015, securities with carrying values of approximately $371.6 million and $358.6 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
At December 31, 2016, the scheduled maturities for time deposits were as follows:

Year Ended December 31, 2016
(Dollars in thousands)
Scheduled maturities in:
2017	$3,487,623
2018	508,346
2019	17,915
2020	876
2021 and thereafter	23,682
Total	$4,038,442
The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more and $250,000 or more as of December 31, 2016.

	$100,000 or more	$250,000 or more
	(Dollars in thousands)
Three months or less	$802,614	$521,843
Over three months through six months	549,137	234,029
Over six months through twelve months	1,304,348	624,560
Over twelve months	326,157	167,842
Total time deposits	$2,982,256	$1,548,274
Interest expense on deposits is summarized as follows:

	2016	2015	2014
	(Dollars in thousands)
Money market and other	$21,136	$12,430	$10,270
Savings deposits	1,282	1,670	2,095
Time deposits	25,673	19,312	16,813
Total deposit interest expense	$48,091	$33,412	$29,178

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8.	BORROWINGS
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.38 billion and $2.36 billion at December 31, 2016 and 2015, respectively. The terms of this credit facility require the Bank to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
Real estate secured loans with a carrying amount of approximately $5.53 billion and $3.13 billion were pledged as collateral for borrowings from the FHLB at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.
At December 31, 2016 and December 31, 2015, FHLB advances were $754.3 million and $530.6 million, had a weighted average interest rate of 1.22% and 1.15%, respectively, and had various maturities through July 2021. At December 31, 2016 and December 31, 2015, $20.2 million and $20.6 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of December 31, 2016 ranged between 0.55% and 2.02%. At December 31, 2016, the Company had a remaining borrowing capacity of $2.61 billion. The Company acquired $200.0 million in FHLB advances from the acquisition of Wilshire during the third quarter of 2016, of which $100.0 million was repaid in the same quarter.
At December 31, 2016, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(Dollars in thousands)
Due within one year	$230,200	$230,200
Due after one year through five years	524,090	524,090
Due after five years through ten years	—	—
	$754,290	$754,290
In addition, as a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At December 31, 2016, the principal balance of the qualifying loans was $729.4 million and the collateral value of investment securities were $5.7 million, and no borrowings were outstanding against this line.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9.	SUBORDINATED DEBENTURES
At December 31, 2016, the Company had nine wholly-owned subsidiary grantor trusts that had issued $126 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and debentures at December 31, 2016:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Coupon Rate at December 31, 2016	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	4.11%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.73%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.94%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	2.61%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	13,638	Variable	3.73%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,107	Variable	2.78%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	10,591	Variable	2.36%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	17,207	Variable	2.34%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,397	Variable	2.62%	06/30/2037
TOTAL ISSUANCE		$126,000	$99,808
The Company’s investment in the common trust securities of the issuer trusts of $3.9 million and $1.4 million at December 31, 2016 and December 31, 2015, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10.	INCOME TAXES
A summary of income tax provision follows for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2016
Federal	$50,780	$4,198	$54,978
State	20,922	1,552	22,474
	$71,702	$5,750	$77,452
2015
Federal	$47,919	$(1,393)	$46,526
State	16,548	17	16,565
	$64,467	$(1,376)	$63,091
2014
Federal	$31,179	$12,092	$43,271
State	8,859	5,777	14,636
	$40,038	$17,869	$57,907

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2016	2015	2014
Statutory tax rate	35.00%	35.00%	35.00%
State taxes-net of federal tax effect	7.28%	7.21%	6.98%
CRA investment tax credit	(2.40)%	(1.31)%	(1.72)%
Bank owned life insurance	(0.26)%	(0.25)%	(0.28)%
Municipal securities	(0.22)%	(0.15)%	(0.06)%
Nondeductible transaction costs	0.80%	—%	—%
Other	0.31%	0.11%	(0.40)%
Effective income tax rate	40.51%	40.61%	39.52%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Deferred tax assets and liabilities at December 31, 2016 and 2015 are comprised of the following:

	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$42,009	$29,234
Statutory bad debt deduction less than financial statement provision	26,574	26,359
Net operating loss carryforward	4,171	3,120
Investment security provision	1,646	1,652
Lease expense	—	1,359
State tax deductions	5,669	4,347
Accrued compensation	207	113
Deferred compensation	348	463
Mark to market on loans held for sale	1,244	387
Depreciation	3,157	825
Nonaccrual loan interest	7,330	3,287
Other real estate owned	1,507	1,384
FDIC loss share receivable	772	717
Unrealized loss on securities available for sale	9,989	591
Non-qualified stock option and restricted unit expense	2,187	2,000
Goodwill	490	628
Other	7,063	5,205
Total Deferred Tax Assets	$114,363	$81,671
Deferred tax liabilities:
FHLB stock dividends	$(1,054)	$(747)
Deferred loan costs	(7,085)	(6,378)
State taxes deferred and other	(6,629)	(5,257)
Prepaid expenses	(1,840)	(1,376)
Amortization of intangibles	(8,639)	(909)
Lease Expense	(1,006)	—
Total Deferred Tax Liabilities	$(26,253)	$(14,667)
Net deferred tax assets:	$88,110	$67,004
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
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2016 and 2015.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(Dollars in thousands)
2016
Saehan Bank (Acquired by Wilshire)	$3,166	2030	$226	$3,166	2030	$226
Korea First Bank of New York	1,488	2019	497	—	N/A	—
Pacific International Bank	6,509	2032	420	—	N/A	—
Total	$11,163		$1,143	$3,166		$226

2015
Korea First Bank of New York	$1,985	2019	$497	$—	N/A	$—
Pacific International Bank	6,929	2032	420	—	N/A	—
Total	$8,914		$917	$—		$—

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2012. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2012, and 2013 tax years. Wilshire Bancorp Inc., an acquired entity, is currently under examination by the FTB for the 2011, 2012, and 2013 tax years and by the New York State Department of Taxation and Finance for the 2011, 2012, 2013, and 2014 tax years. While the outcomes of the examinations are unknown, the Company does not expect any material adjustments.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
	(Dollars in thousands)
Balance at January 1,	$1,816	$1,816
Additions based on tax positions related to the prior year through acquisition	1,399	—
Expiration of the statute of limitations for assessment of taxes	(916)	—
Settlements with taxing authorities	(112)	—
Balance at December 31,	$2,187	$1,816
The total amount of unrecognized tax benefits was $2.2 million at December 31, 2016 and $1.8 million at December 31, 2015 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $1.6 million and $1.3 million at December 31, 2016 and 2015, respectively. The Company expects the total amount of unrecognized tax benefits to decrease by $1.0 million within the next twelve months due to the settlement with the state tax authority.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $306 thousand and $154 thousand for interest and penalties accrued at December 31, 2016 and 2015, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
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
ISOs, SARs and NQSOs have vesting periods of three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units will be granted with a restriction period of not less than one year from the grant date for performance-based awards and not more than three years from the grant date for time-based vesting of grants. Compensation expense for awards is recorded over the vesting period. The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option valuation model. The expected life (estimated period of time outstanding) of options is estimated using the simplified method. The expected volatility is based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
The Company has another stock-based incentive plan, the 2016 Stock Incentive Plan, adopted September 1, 2016. Stock options and restricted stock were assumed from the acquisition of Wilshire at substantially the same terms as those prior to the acquisition after applying the exchange ratio of 0.7034. These stock awards were issued to former Wilshire employees and directors through the 2016 Plan. The 2016 Plan provides for the granting of incentive stock option, stock appreciation right, and restricted stock awards to officers, employees, and consultants. The plan has 2,400,000 shares available for grant to participants. The option prices of all options granted under the 2016 Plan may not be less than 100% of the fair market value at the date of grant. All options not exercised generally expire ten years after the date of grant.
Under the 2007 and 2016 plans 1,890,563 shares were available for future grants as of December 31, 2016.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and the 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or awarding the appropriate number of shares. For the year ended December 31, 2016, 424,908 shares of restricted and performance unit awards were granted under the 2007 and 2016 Plans. The fair value of performance unit awards granted is the fair market value of the Company’s common stock on the date of grant. In 2016, 2015 and 2014, 1,281,552, 0, and 210,000 options were granted, respectively.
The following is a summary of stock option activity under the 2007 and 2016 Plans for the year ended 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2016	457,851	$19.29
Granted	1,281,552	13.89
Exercised	(82,115)	14.07
Expired	(27,980)	19.65
Forfeited	(5,081)	14.79
Outstanding - December 31, 2016	1,624,227	$15.30	6.57	$10,727,915
Options exercisable - December 31, 2016	883,846	$13.94	4.31	$7,051,816

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following is a summary of restricted and performance unit activity under the 2007 and 2016 Plans for the year ended 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2016	107,049	$13.72
Granted	424,908	16.35
Vested	(114,083)	14.80
Forfeited	(14,216)	14.12
Outstanding - December 31, 2016	403,658	$16.17

The total fair value of performance units vested for the year ended December 31, 2016, 2015, and 2014 was $1.9 million, $899 thousand, and $990 thousand respectively.
The amount charged against income related to stock based payment arrangements was $3.0 million, $1.0 million, and $705 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $6.9 million, and is expected to be recognized over a remaining weighted average vesting period of 3 years.
The estimated annual stock-based compensation expense as of December 31, 2016 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(Dollars in thousands)
For the year ended December 31:
2017	$3,016
2018	2,309
2019	841
2020	611
2021	397
Total	$7,174

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan— The Company established a deferred compensation plan that permits eligible officers, key executives and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2016 and 2015 amounted to $1.2 million and $1.2 million, respectively, which are included in other liabilities in the accompanying consolidated statement of financial condition. Interest expense recognized under the deferred compensation plan totaled $23 thousand, $25 thousand and $28 thousand for 2016, 2015 and 2014, respectively.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only two NEOs are currently participating in the LTIP. The Company accrued $418 thousand, $306 thousand, and $228 thousand in 2016, 2015, and 2014, respectively.
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
401(k) Savings Plan— The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The Company matches 100% of the first 3% of the employee’s compensation contributed. The Company then matches 75% of the next 2% of the employee’s compensation contributed. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan amounted to approximately $2.6 million, $2.3 million and $1.9 million for 2016, 2015 and 2014, respectively.
Post-Retirement Benefit Plans— In 2016, the Company assumed Wilshire’s Survivor Income Plan which was adopted in 2003 for the benefit of the directors and officers of the bank in order to encourage their continued employment and service, and to reward them for their past contributions. Wilshire had also entered into separate Survivor Income Agreements with officers and directors relating to the Survivor Income Plan. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant’s election to participate, which base amount increases three percent per calendar year, but only until normal retirement age, which is 65. If the participant remains employed after age 65, the death benefit will be fixed at the amount determined at age 65. If a participant has attained age 65 prior to becoming a participant in the Survivor Income Plan, the death benefit shall be equal to the base amount set forth in their election to participate with no increases. We are obligated to pay any death benefit owed under the Survivor Income Plan in a lump sum within 90 days following the participant’s death.
In 2011, the Company assumed Center Bank’s Survivor Income Plan which was adopted in 2004 for the benefit of the directors and officers of the bank in order to encourage their continued employment and service, and to reward them for their past contributions. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant’s election to participate. We are obligated to pay any death benefit owed under the Survivor Income Plan in a lump sum within 90 days following the participant’s death.
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Bank and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, we would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2016, 2015, and 2014 was $6.6 million, $1.5 million, and $1.5 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its premises under non-cancelable operating leases, and at December 31, 2016, the future minimum rental commitments under these leases are as follows:

Amount
(Dollars in thousands)
2017	$13,853
2018	10,902
2019	8,729
2020	6,088
2021	4,888
Thereafter	6,599
$51,059

Operating lease expense recorded under such leases in 2016, 2015 and 2014 amounted to approximately $14.7 million, $11.1 million and $11.6 million, respectively.
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2016, and has taken into consideration the views of such counsel as to the outcome of the claims. Accrued loss contingencies for all legal claims totaled approximately $557 thousand at December 31, 2016. There were no accrued loss contingencies for legal claims at December 31, 2015. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.
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
Commitments at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
	(Dollars in thousands)
Commitments to Fund Low Income Housing Partnership Investments	$24,409	$14,909
Unused Credit Extensions	1,592,221	802,251
Standby Letters of Credit	63,753	45,083
Other Commercial Letters of Credit	52,125	36,256
	$1,732,508	$898,499

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.
Mortgage-Banking Derivatives
Subsequent to the acquisition of Wilshire, the Company began to enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2016, we had approximately $23.7 million in interest rate lock commitments and $13.0 million in total forward sales commitments for the future delivery of residential mortgage loans. There were no interest rate lock commitments or forward sales commitments at December 31, 2015.

HOPE BANCORP, INC. AND SUBSIDIARIES
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
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. For commercial and industrial and asset backed loans, independent valuations may include a 20-60% discount for accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Servicing Assets
SBA and residential real estate loan servicing assets represent the value associated with servicing SBA and residential real estate loans that have been sold. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for servicing assets. The Company classifies loan servicing assets as recurring with Level 3 measurement inputs.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
GSE debt securities	$12,008	$—	$12,008	$—
GSE collateralized mortgage obligations	705,667	—	705,667	—
GSE mortgage-backed securities	728,041	—	728,041	—
Corporate securities	11,127	—	11,127	—
Municipal securities	86,839	—	85,700	1,139
Mutual funds	13,058	13,058	—	—
Servicing assets	26,457	—	—	26,457
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	147	—	147	—

Liabilities:
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	41	—	41	—

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
GSE collateralized mortgage obligations	$449,980	$—	$449,980	$—
GSE mortgage-backed securities	498,047	—	498,047	—
Trust preferred security	3,749	—	3,749	—
Municipal securities	45,511	—	44,345	1,166
Mutual funds	13,269	13,269	—	—
Servicing assets	12,000	—	—	12,000
Interest rate swaps	2,860	—	2,860	—

Liabilities:
Interest rate swaps	2,860	—	2,860	—
There were no transfers between Level 1, 2, and 3 during the period ended December 31, 2016 and 2015.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Securities available for sale - Municipal securities
Beginning Balance, January 1	$1,166	$1,178
Total losses included in other comprehensive income	(27)	(12)
Ending Balance, December 31	$1,139	$1,166

Assets measured at fair value on a non-recurring basis during the twelve months ended December 31, 2016 are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$58,882	$—	$—	$58,882
Commercial business	6,563	—	—	6,563
Trade finance	—	—	—	—
Consumer	253	—	—	253
Loans held for sale, net	3,788	—	3,788	—
Other real estate owned	21,990	—	—	21,990

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,251	$—	$—	$18,251
Commercial business	9,366	—	—	9,366
Trade finance	15,540	—	—	15,540
Consumer	391	—	—	391
Loans held for sale, net	348	—	348	—
Other real estate owned	18,308	—	—	18,308

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized in 2016 and 2015 are summarized below:

	For the year ended December 31,
	2016	2015
Assets:	(Dollars in thousands)
Impaired loans at fair value:
Real estate loans	$163	$1,692
Commercial business	(5,856)	3,689
Trade finance	1,739	(2,579)
Consumer	(713)	(37)
Loans held for sale, net	2,920	270
Other real estate owned	2,245	(538)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurement
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$437,334	$437,334	Level 1
Other investments	44,202	43,773	Level 3
Loans held for sale	22,785	24,492	Level 2
Loans receivable—net	10,463,989	10,666,642	Level 3
Customers’ liabilities on acceptances	2,899	2,899	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,900,241	$2,900,241	Level 2
Saving and other interest bearing demand deposits	3,703,352	3,703,352	Level 2
Time deposits	4,038,442	4,036,664	Level 2
FHLB advances	754,290	749,486	Level 2
Subordinated debentures	99,808	99,808	Level 2
Bank’s liabilities on acceptances outstanding	2,899	2,899	Level 2

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurement
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$298,389	$298,389	Level 1
Other Investments	47,895	47,919	Level 3
Loans held for sale	8,273	8,669	Level 2
Loans receivable—net	6,171,933	6,559,838	Level 3
Customers’ liabilities on acceptances	1,463	1,463	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,694,427	$1,694,427	Level 2
Saving and other interest bearing demand deposits	2,170,748	2,170,748	Level 2
Time deposits	2,475,801	2,478,858	Level 2
FHLB advances	530,591	532,137	Level 2
Subordinated debentures	42,327	44,084	Level 2
Bank’s liabilities on acceptances outstanding	1,463	1,463	Level 2
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of SBA loans held for sale is based on market quotes. For fair value of non-SBA loans held for sale, see the measurement method discussed previously. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Reserve Bank stock or FHLB stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
At December 31, 2016, the following interest rate swaps related to our loan hedging program were outstanding:

As of December 31, 2016
(Dollars in thousands)
Interest rate swaps on loans with loan customers
Notional amount	$223,098
Weighted average remaining term	7.4 years
Received fixed rate (weighted average)	4.29%
Pay variable rate (weighted average)	3.06%
Estimated fair value	$(1,565)

Back to back interest rate swaps with correspondent banks
Notional amount	$223,098
Weighted average remaining term	7.4 years
Received variable rate (weighted average)	3.06%
Pay fixed rate (weighted average)	4.29%
Estimated fair value	$1,565

Subsequent to the acquisition of Wilshire, the Company began to enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2016, we had approximately $23.7 million in interest rate lock commitments and $13.0 million in total forward sales commitments for the future delivery of residential mortgage loans. There were no interest rate lock commitments or forward sales commitments at December 31, 2015.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of December 31, 2016
(Dollars in Thousands)	Notional Amount	Fair Value
Assets:
Interest rate lock commitments	$11,168	$130
Forward sale contracts related to mortgage banking:	$3,223	$17

Liabilities:
Interest rate lock commitments	$1,810	$(3)
Forward sale contracts related to mortgage banking:	$9,755	$(38)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.	STOCKHOLDERS’ EQUITY
On July 29, 2016 the Company acquired Wilshire in an all-stock transaction. Pursuant to the merger agreement, Wilshire shareholders received 0.7034 shares of the Company’s common stock for each share of Wilshire stock owned. Based on this exchange ratio, 55.5 million shares of the Company’s common stock were issued to Wilshire shareholders at $15.37 per share, the closing price of the Company’s stock on July 29, 2016. As a result, $852.9 million in common stock was issued as consideration in the transaction and $3.4 million in additional paid-in capital was recorded to account for the fair value of stock options and restricted stock assumed. Total stockholders’ equity at December 31, 2016 was $1.86 billion, compared to $938.1 million at December 31, 2015.
Warrants
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions. The Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock and repurchased this warrant for $1.2 million. As of December 31, 2016, the U.S. Treasury Department held one remaining warrant for the purchase of 19,849 shares of the Company’s common stock.
Dividends
The Company’s Board of Directors paid quarterly dividends of $0.12 per common share for the fourth quarter of 2016 and $0.11 per common share for each of the first three quarters of 2016. The Company paid aggregate dividends of $42.5 million to common shareholders during 2016. The Company’s Board of Directors paid quarterly dividends of $0.11 per common share for the fourth quarter and third quarters of 2015 and $0.10 per common share for the second quarter and first quarters of 2015. The Company paid aggregate dividends of $33.4 million to common shareholders during 2015.
Accumulated Other Comprehensive (Loss) Income
The following table presents the changes to accumulated other comprehensive (loss) income at December 31, 2016, 2015, and 2014:

	December 31, 2016	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Balance at beginning of period	$(1,832)	$1,705	$(10,185)
Unrealized gains (losses) on securities available for sale and interest only strips	(21,273)	(5,717)	20,288
Reclassification adjustments for gains realized in income	(950)	(424)	—
Tax (benefit) expense	(9,398)	(2,604)	8,398
Total other comprehensive (loss) income	(12,825)	(3,537)	11,890
Balance at end of period	$(14,657)	$(1,832)	$1,705
The reclassification adjustments were recognized in net gains on sales or called securities available for sale in the consolidated statements of income.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of common equity tier I, tier I, and total capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2016 and December 31, 2015, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity tier I risk-based, tier I risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016
Common equity tier 1 capital (to risk weighted assets):
Company	$1,400,246	12.10%	$520,917	4.50%	N/A	N/A
Bank	$1,475,228	12.75%	$520,631	4.50%	$752,022	6.50%
Total capital (to risk-weighted assets):
Company	$1,578,690	13.64%	$926,076	8.00%	N/A	N/A
Bank	$1,557,765	13.46%	$925,566	8.00%	$1,156,957	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,496,153	12.92%	$694,557	6.00%	N/A	N/A
Bank	$1,475,228	12.75%	$694,174	6.00%	$925,566	8.00%
Tier I capital (to average assets):
Company	$1,496,153	11.49%	$520,947	4.00%	N/A	N/A
Bank	$1,475,228	11.33%	$520,903	4.00%	$651,129	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Common equity tier 1 capital (to risk weighted assets):
Company	$833,868	12.08%	$310,732	4.50%	N/A	N/A
Bank	$866,652	12.56%	$310,627	4.50%	448,684	6.50%
Total capital (to risk-weighted assets):
Company	$953,132	13.80%	$552,412	8.00%	N/A	N/A
Bank	$945,013	13.69%	$552,226	8.00%	$690,283	10.00%
Tier I capital (to risk-weighted assets):
Company	$874,771	12.67%	$414,309	6.00%	N/A	N/A
Bank	$866,652	12.56%	$414,170	6.00%	$552,226	8.00%
Tier I capital (to average assets):
Company	$874,771	11.53%	$303,528	4.00%	N/A	N/A
Bank	$866,652	11.43%	$303,410	4.00%	$379,262	5.00%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

18.	EARNINGS PER SHARE (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2016 and 2015, stock options and restricted shares awards for approximately 519 thousand and 553 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were considered antidilutive. Additionally, warrants to purchase 19,849 and 19,276 of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the year ended December 31, 2016 and 2015, respectively.
The following table shows the computation of basic and diluted EPS for the years ended December 31, 2016, 2015, and 2014:

	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
2016
Basic EPS - common stock	$113,747	103,289,059	$1.10
Effect of Dilutive Securities:
Stock Options and Performance Units		241,259
Diluted EPS - common stock	$113,747	103,530,318	$1.10

2015
Basic EPS - common stock	$92,258	79,549,651	$1.16
Effect of Dilutive Securities:
Stock Options and Performance Units		31,905
Common stock warrants		30,244
Diluted EPS - common stock	$92,258	79,611,800	$1.16

2014
Basic EPS - common stock	$88,615	79,493,742	$1.11
Effect of Dilutive Securities:
Stock Options and Performance Units		38,896
Common stock warrants		78,399
Diluted EPS - common stock	$88,615	79,611,037	$1.11

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

19.	SERVICING ASSETS
Servicing assets are recognized when SBA and residential mortgage loans are sold with servicing retained with the income statement effect recorded in gains on sales of loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate. The Company’s servicing costs approximates the industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.
The changes in net servicing assets for the year ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$12,000	$10,341
Additions through originations of servicing assets	4,472	4,900
Additions through acquisition of Wilshire (net of servicing liabilities)	15,873	—
Amortization and adjustments	(5,888)	(3,241)
Balance at end of period	$26,457	$12,000
Total servicing asset at December 31, 2016 totaled $26.5 million, and was comprised of $24.7 million in SBA servicing assets and $1.8 million in mortgage related servicing assets. At December 31, 2015, servicing assets totaled $12.0 million, comprised of only SBA servicing assets.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at December 31, 2016 and December 31, 2015 are presented below.

	December 31, 2016	December 31, 2015
	Range	Range
SBA Servicing Assets:
Weighted-average discount rate	5.55% ~ 9.85%	5.59% ~ 6.01%
Constant prepayment rate	7.20% ~ 12.10%	7.30% ~ 11.90%
Mortgage Servicing Assets:
Weighted-average discount rate	7.00% ~ 7.25%	N/A
Constant prepayment rate	13.77% ~ 15.88%	N/A

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

20.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed financial statements of only the parent company, Hope Bancorp, Inc., as of December 31, 2016 and 2015:

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$13,859	$4,742
Other assets	11,428	5,178
Investment in bank subsidiary	1,930,455	970,878
TOTAL ASSETS	1,955,742	980,798
LIABILITIES:
Other borrowings	99,808	42,327
Accounts payable and other liabilities	461	376
Total liabilities	100,269	42,703
STOCKHOLDERS’ EQUITY	1,855,473	938,095
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,955,742	$980,798

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	2,927	1,561	1,637
Other operating expense	9,826	4,967	4,356
Equity in earnings of bank subsidiary	121,996	96,318	92,083
Income before income tax benefit	109,243	89,790	86,090
Income tax benefit	4,504	2,468	2,525
Net income	113,747	92,258	88,615
Other comprehensive (loss) income, net of tax	(12,825)	(3,537)	11,890
Comprehensive income	$100,922	$88,721	$100,505

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,747	$92,258	$88,615
Adjustments to reconcile net income to net cash from operating activities:
Amortization	558	188	232
Stock-based compensation expense	—	—	25
Change in other assets	2,172	717	678
Change in accounts payable and other liabilities	(119)	(1,053)	(1,624)
Equity in undistributed earnings of bank subsidiary	(77,996)	(62,318)	(45,083)
Net cash from operating activities	38,362	29,792	42,843
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired through the merger	13,248	—	—
Net cash from investing activities	13,248	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of additional common stock	—	—	42
Redemption of subordinated debenture	—	—	(15,464)
Redemption of common stock warrant	—	(1,150)	—
Payments of cash dividends	(42,493)	(33,407)	(27,819)
Net cash from financing activities	(42,493)	(34,557)	(43,241)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,117	(4,765)	(398)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,742	9,507	9,905
CASH AND CASH EQUIVALENTS, END OF YEAR	$13,859	$4,742	$9,507

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2016
Interest income	$83,461	$83,534	$119,552	$135,387
Interest expense	11,853	12,470	16,078	18,178
Net interest income before provision for loan losses	71,608	71,064	103,474	117,209
Provision for loan losses	500	1,200	6,500	800
Net interest income after provision for loan losses	71,108	69,864	96,974	116,409
Noninterest income	8,774	10,707	14,146	18,192
Noninterest expense	40,050	40,348	67,846	66,731
Income before income tax provision	39,832	40,223	43,274	67,870
Income tax provision	16,210	16,833	17,169	27,240
Net income	$23,622	$23,390	$26,105	$40,630

Basic earnings per common share	$0.30	$0.29	$0.22	$0.30
Diluted earnings per common share	$0.30	$0.29	$0.22	$0.30

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2015
Interest income	$74,553	$77,075	$79,059	$82,973
Interest expense	9,431	9,684	10,298	11,205
Net interest income before provision for loan losses	65,122	67,391	68,761	71,768
Provision for loan losses	1,500	1,000	600	4,900
Net interest income after provision for loan losses	63,622	66,391	68,161	66,868
Noninterest income	11,048	10,483	11,183	10,977
Noninterest expense	39,077	38,614	36,755	38,938
Income before income tax provision	35,593	38,260	42,589	38,907
Income tax provision	14,236	15,320	17,497	16,038
Net income	$21,357	$22,940	$25,092	$22,869

Basic earnings per common share	$0.27	$0.29	$0.32	$0.29
Diluted earnings per common share	$0.27	$0.29	$0.32	$0.29