Form 10-K/A
period 2016-12-31
HOPE BANCORP INC
filed 2017-06-07
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K/A
Amendment No. 1
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File # 000-50245
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
Number of shares outstanding of the Registrant’s Common Stock as of June 2, 2017: 135,254,996.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Hope Bancorp, Inc. (the “Company,” “HOPE,” “we,” “us” or “our”) for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2017 (the “Original Annual Report”) and is being filed solely to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which was not included in the Original Annual Report.
Except as specifically set forth in this Amendment, no attempt has been made to modify or update other disclosures presented in the Original Annual Report. The disclosures in this Amendment continue to speak as of the date of the Original Annual Report, and do not reflect events occurring after the filing of the Original Annual Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Annual Report and any other amendments to those filings.

Forward-Looking Information

Certain statements in this Amendment No. 1 to Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market pending our merger with U & I Financial Corp., and our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may” or similar expressions. With respect to any such forward-looking statements Hope Bancorp, Inc. claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: inability to consummate our proposed merger with U & I Financial Corp. on the terms we have proposed; failure to realize the benefits from the merger with U & I Financial Corp. that we currently expect if the merger is consummated; our inability to remediate the presently identified material weaknesses or to do so in a timely manner, the possibility that additional material weaknesses may arise in the future, and that a material weakness may have an impact on our reported financial results; deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors” of the Original Annual Report. Hope Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Qualifications and Experience

The following is a brief description of our current directors. The age and other information provided in each director’s biography are as of May 18, 2017.

Donald D. Byun, age 65, has served as a director of Hope Bancorp, Inc. and Bank of Hope since the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016. Previously, he served on the board of directors of the former Wilshire Bancorp and Wilshire Bank from 2004 to 2007 and was re-appointed to the board in July 2009. Mr. Byun established Jay Dee, Inc., an apparel manufacturer, in 1993 and served as President and Chief Executive Officer until his retirement in 2013. He was also Founder, President and Chief Executive Officer of OTO Sportswear from 1988 to 2010. From 2000 to 2004, Mr. Byun served as a director of Los Angeles-based Pacific Union Bank, which was acquired by Hanmi Bank in April 2004. He earned his B.A. in Economics from the College of Economics and Business Administration at Yonsei University in Seoul, Korea.

Director Qualification Highlights	Committee Membership
■ Extensive experience establishing successful business ventures in the apparel manufacturing industry
■ Deep understanding of core commercial customer banking needs
■ Community knowledge and relations
■ Nomination & Governance Committee, Chair ■ Executive Committee ■ Human Resource & Compensation Committee ■ Director’s Loan Committee

Steven J. Didion, age 51, has served as a director of Hope Bancorp, Inc. and Bank of Hope since the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016. Previously, he served on the board of directors of the former Wilshire Bancorp and Wilshire Bank from January 2014. Mr. Didion is currently General Partner and Portfolio Manager of JCSD Partners, LP, a bank-focused hedge fund based in California. He began his career with Salomon Brothers Inc. and moved to Hoefer & Arnett in 1991 to build out the firm’s Bank Research Group. He was appointed Chief Executive Officer of Hoefer & Arnett in 2001 and then initiated the merger with Howe Barnes in 2006. Following three years as Director of the Financial Institutions Group at Howe Barnes Hoefer & Arnett, Mr. Didion left in 2009 to join the Endicott Group, a private equity firm in New York specializing in bank investments. He left Endicott in 2013 to join and manage JCSD Partners. Mr. Didion previously served on the board of the Children’s Hospital Oakland Foundation and Big Brothers/Big Sisters of the Peninsula. He earned his B.A. in Finance from the University of California at Berkeley.

Director Qualification Highlights	Committee Membership
■ Extensive executive leadership and management experience in the financial services industry
■ Capital markets knowledge and experience
■ Deep knowledge and understanding of financial statement analysis
■ Asset/Liability Committee, Chair ■ Nomination & Governance Committee ■ Board Risk Committee

Jinho Doo, age 62, has served as a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since October 29, 2014. He is currently Chief Executive Officer of New York City-based Key Capital Management, LLC, where he manages a hedge fund. From 2007 to 2012, Mr. Doo was Chief Executive Officer of JSD Investment Advisory Services, LLC, based in Los Angeles, during which time he provided investment advisory services to Korean-American community banks and foreign exchange consulting services to financial institutions. Previously, Mr. Doo was a Managing Director at DaeYu Investment Management Co, LTD, in Seoul, Korea and served as Director, Head of Korean Desk, Bonds Division at BZW Asia Hong Kong, an affiliate of Barclays Capital, in Hong Kong. Mr. Doo began his professional career in 1982 as a foreign exchange trader at Standard Chartered Bank, Seoul Branch, and in 1988 joined Los Angeles-based Hanmi Bank, from which he retired in 1996 as Vice President and Manager of the Investment and Accounting department. Mr. Doo earned his B.A. in Portuguese with a minor in Economics from Hankuk University of Foreign Studies in Seoul, Korea and his M.S. in Finance from Texas A&M University in College Station, Texas.

Director Qualification Highlights	Committee Membership
■ Deep knowledge and understanding of financial statement analysis ■ Capital markets knowledge and experience ■ Asset liability management experience	■ Audit Committee (financial expert) ■ Nomination & Governance Committee ■ Asset/Liability Committee

Daisy Y. Ha, age 42, has served as a director of Hope Bancorp, Inc. and Bank of Hope since the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016. Previously, she served on the board of directors of the former Wilshire Bancorp and Wilshire Bank from January 2014. Ms. Ha began her legal career as a term law clerk to a United States district court judge in 2000. The following year, she joined the employment law department of Paul Hastings, where she litigated and provided advice on matters of employment law. In 2004, she returned to the United States district court as a career law clerk, assisting in a variety of areas, including general civil law and criminal law. In 2011, she was an appellate court attorney for the California Court of Appeal. Ms. Ha received her B.A., cum laude, from Williams College in Williamstown, Massachusetts and her J.D. from University of California at Berkeley School of Law.

Director Qualification Highlights	Committee Membership
■ Diverse legal experience and background ■ Deep knowledge of employment law ■ Community knowledge and relations	■ Human Resource & Compensation Committee ■ Audit Committee ■ Asset/Liability Committee

Jin Chul Jhung, age 73, has served as a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since 2011. Mr. Jhung served as a director of Center Bank for 13 years and of Center Financial Corporation since its formation in 2000 until its merger with Nara Bank and Nara Bancorp, respectively, to form BBCN Bank and BBCN Bancorp. Mr. Jhung served as Chairman of the Board of Center Financial Corporation and Center Bank from 2009 to 2010. He has owned and operated Royal Imex, Inc., an import and wholesale business in the United States for more than 33 years. Mr. Jhung also serves as Chairman or Director of various Korean-American community organizations including as President of the Overseas Korean Traders Association, Chairman of the first and fifth World Korean Business Conventions, and as Director of the Centennial Committee of Korean Immigration to the United States. He has received numerous awards and commendations from many civic and governmental agencies such as the Export Industry Official Commendation from the Korea Industry and Commerce Minister. On December 8, 2010, Mr. Jhung was presented with a presidential merit award by the Korean government. Mr. Jhung received a B.S. in Business Administration from Korea University in Seoul, Korea, as well as an Honorary Ph.D. degree from Dongseo University in Busan, Korea.

Director Qualification Highlights	Committee Membership
■ Extensive executive and management experience of import and wholesale organization ■ Deep understanding of core commercial customer banking needs ■ Community knowledge and relations	■ Asset/Liability Committee ■ Director’s Loan Committee

Kevin S. Kim, age 60, is President and Chief Executive Officer of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank. He has been President and Chief Executive Officer of Hope Bancorp since March 2013 and of Bank of Hope since April 2014. Prior to the merger with Wilshire Bancorp, Inc., Mr. Kim served as Chairman of the board of directors of Hope Bancorp since May 2012 and served as Chairman of the board of directors of BBCN Bank from December 2011 through June 2014. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank completed on November 30, 2011, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining BBCN as the President and Chief Executive Officer, Mr. Kim practiced law for 18 years, focusing on corporate and business transactions, business acquisitions, tax planning, and real estate transactions. Mr. Kim began his professional career as a Certified Public Accountant working for approximately 10 years at two of the largest public accounting firms. Mr. Kim serves on the boards of directors of the Los Angeles Area Chamber of Commerce and United Way of Greater Los Angeles. He received a B.A. with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. from the Anderson School of Management, the University of California, Los Angeles, and a J.D. from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Director Qualification Highlights	Committee Membership
■ Legal and public accounting background and expertise ■ Public company board and management experience ■ Community knowledge and relations	■ Executive Committee

Steven S. Koh, age 71, was appointed Chairman of the board of directors of Hope Bancorp, Inc. and Bank of Hope upon the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016. Previously, he served as a director of Wilshire Bank since 1986 and as Chairman since 1993. Mr. Koh also served as Chairman of the board of directors of Wilshire Bancorp, Inc. since its formation in December 2003 through the merger with BBCN. Mr. Koh is the Chairman of Pacific Steel Corporation, an international steel trading and nationwide distributing company that he founded in 1973. In addition to being well recognized for his contributions to the Bank since 1986, Mr. Koh is highly regarded for his active involvement in community affairs, including the Overseas Korean Traders Association (OKTA) and numerous philanthropic activities for the Korean-American and surrounding ethnic communities. He is the first and only Korean American to serve on the board of directors of Cedars-Sinai, a position he was appointed to in 2016. Mr. Koh received his B.A. and honorary Ph.D. from Yonsei University in Seoul, Korea. He also completed the Executive Management Program at the UCLA Anderson School of Management, the graduate business school at the University of California, Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive executive leadership and management experience in several industries, including financial services businesses
■ Vast board experience for private and public companies
■ Community knowledge and relations
■ Executive Committee, Chair ■ Asset/Liability Committee

Chung Hyun Lee, age 75, has served as a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since 2011. He was one of the founding directors of Center Bank and Center Financial Corporation and continuously served as a director of Center Bank for 26 years and of Center Financial Corporation for 11 years, until the merger with Nara Bank and Nara Bancorp, respectively, to form BBCN Bank and BBCN Bancorp. Mr. Lee owned and operated cosmetics importing businesses in the United States for 35 years and retired from his position as President of NuArt International, Inc. in October 2010. Mr. Lee is active in the broader Korean-American community in Southern California and currently serves as director of the Overseas Korean Trade Association as well as Director of the Korean Chamber of Commerce in Los Angeles. He also has served in the past as Vice Chairman of the Korean Chamber of Commerce in Los Angeles, President of the South Bay Lions Club, Chairman of the Korean American Inter-Cultural Foundation, and Director of the Korean Federation of Los Angeles. He received a B.S. degree in Industrial Engineering from Hanyang University in Seoul, Korea as well as a Masters in Industrial Engineering at the University of Southern California.

Director Qualification Highlights	Committee Membership
■ Extensive experience leading international businesses ■ Strategic planning and operations ■ Community knowledge and relations	■ Director’s Loan Committee, Chair ■ Board Risk Committee

William J. Lewis, age 73, has served as a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since September 15, 2014. He previously served as Executive Vice President and Chief Credit Officer of Pasadena-based East West Bank from 2002 to 2013, during which period the bank grew from approximately $3 billion to approximately $24 billion. Prior to joining East West Bank, he served as Executive Vice President and Chief Credit Officer at PriVest Bank, based in Costa Mesa, California, from 1998 until it was acquired by American Security Bank in 2002. From 1994 to 1998, he served in the same capacity at Eldorado Bank based in Tustin, California. Previously, Mr. Lewis was Senior Vice President and Chief Credit Officer for Los Angeles-based Sanwa Bank. He began his banking career in 1969 at First Interstate Bank in Los Angeles where he held various branch and credit management positions during his 13-year tenure with the bank. Mr. Lewis earned his B.B.A. in Industrial Administration from the University of New Mexico and his M.B.A. from Golden Gate University. He also completed the Executive Leadership Program at USC Marshall School of Business.

Director Qualification Highlights	Committee Membership
■ Leadership experience at publicly held, growth-oriented financial institutions ■ Extensive banking and operational experience ■ Credit management background	■ Board Risk Committee, Chair ■ Asset/Liability Committee ■ Director Loan Committee

David P. Malone, age 66, was appointed Senior Executive Vice President and Chief Operating Officer of Bank of Hope, effective May 15, 2017, and is responsible for oversight of all support and administrative units of the Bank. He has been a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since May 20, 2014. Previously, he served as Chairman of the Board of Directors of the Bank from June 26, 2014 up until the merger with Wilshire Bancorp, Inc. and Wilshire Bank. Prior to joining the board, Mr. Malone completed a 15-year tenure at Community Bank in Pasadena, California, where he served as Chairman in 2013, President and Chief Executive Officer from 2008 to 2013, and Chief Operating Officer and Chief Financial Officer from 1998 to 2008. Under Mr. Malone’s leadership, Community Bank grew into one of the leading financial institutions in Southern California, with more than $3 billion in assets and 17 offices across five counties. While at Community Bank, Mr. Malone was responsible for transforming the company into a relationship-oriented community bank, developing a high performing sales culture, introducing new business lines, and expanding the bank’s geographical footprint. Mr. Malone’s efforts helped Community Bank achieve consistent profitability throughout the last recession, generate five consecutive years of balance sheet growth and post record profitability in his last two years as President and Chief Executive Officer. During his professional career, Mr. Malone also served as Executive Vice President and Chief Financial Officer for both Metrobank and Merchant Bank of California. He began his professional career as a Certified Public Accountant with Arthur Andersen, where he later served as a Senior Manager, providing strategic and operational consulting services to financial institutions in the Western United States. Mr. Malone earned a B.S. degree in Accounting from California State University, Northridge.

Director Qualification Highlights	Committee Membership
■ Leadership experience at growth oriented financial institutions ■ Extensive banking and operational experience ■ Financial expertise	■ Executive Committee

John R. Taylor, age 66, has served as a director of Hope Bancorp, Inc. and Bank of Hope since the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016. Previously he served on the board of directors of the former Wilshire Bancorp and Wilshire Bank since November 2011, and also served on the board of directors of PennyMac Financial Services, Inc. from 2012 to 2013, where he served as the Chairman of the Audit Committee. Mr. Taylor was a senior audit partner in KPMG LLP’s Financial Services practice based in Los Angeles prior to his retirement on September 30, 2011. Mr. Taylor has more than 38 years of public accounting experience as a Certified Public Accountant and provided services to numerous publicly held banks, financial institutions and financial services clients during his 27 years as a KPMG partner. He received his B.S., cum laude, from the University of Southern California in Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive experience in public accounting and audit services to the financial services industry
■ Deep knowledge of accounting requirements for public-company financial institutions
■ Financial expertise
■ Audit Committee (financial expert), Chair ■ Nomination & Governance Committee ■ Board Risk Committee ■ Director Loan Committee ■ Executive Committee

Scott Yoon-Suk Whang, age 71, has been a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp and BBCN Bank, since 2007 and currently serves as the Lead Independent Director. Mr. Whang previously served in the capacities of Vice Chairman of the Company from May 2012 through June 2014 and Lead Independent Director from March 2013 to June 2014. He is a goal-oriented entrepreneur who started three successful companies over the past 20 years. Mr. Whang currently serves as President and CEO of Orange Circle Studios, a premier calendar publishing company that he founded in 2008. He has held various management positions with Daewoo Corporation, where he began his career in the early 1970s until he resigned from the position as President of the western division of Daewoo International (USA) in 1985. Mr. Whang founded Codra Enterprises in 1985, which provides new product development and manufacturing outsourcing services to the gift and stationery industry, and served as its Chairman until December 2007. From 1990 to 2006, he was the founder and CEO of Avalanche Publishing, Inc., one of the leading publishers of various gift and stationery products whose customers included big national retail channels such as Barnes & Noble and Borders Group, as well as office chain stores and specialty gift retailers. In 2006, Mr. Whang was chosen as entrepreneur of the year by the Korean American Chamber of Commerce in recognition of his success in the mainstream publishing industry and as an exemplary minority entrepreneur. Mr. Whang graduated from the College of Business Administration at Seoul National University with a B.A. in International Economy.

Director Qualification Highlights	Committee Membership
■ Extensive entrepreneurial experience ■ Strategic planning, management and operations experience ■ Community knowledge and relations	■ Human Resource & Compensation Committee ■ Nomination & Governance Committee ■ Executive Committee

Dale S. Zuehls, age 66, was appointed to the boards of directors of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp and BBCN Bank effective March 20, 2014. A principal of specialty accounting and consulting firm Zuehls, Legaspi & Company, Dr. Zuehls has more than 40 years of experience in areas of complex auditing, accounting, forensic accounting, complex tax issues, performance measurement and related consulting matters. In addition to being a Certified Public Accountant, Dr. Zuehls has a Ph.D. in accounting and holds a law degree. He is also Certified in Financial Forensics and Accredited in Business Valuations by the American Institute of Certified Public Accountants, and is a member of the Association of Certified Fraud Examiners. Previously, Dr. Zuehls held various leadership positions at KPMG and Arthur Andersen & Co., two of the largest public accounting firms. A recognized expert in complex accounting matters, Dr. Zuehls has taught in Ph.D. and Masters’ programs at Southern California-based universities and has held seminars on various accounting and tax issues. He serves on the Audit Committee of the largest research foundation at California State University, Los Angeles. Dr. Zuehls earned a B.S. in Accounting at California State University, Los Angeles, an M.A. and Ph.D. from Stafford University in England, and a J.D. from Southwestern University School of Law in Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive audit, accounting, performance measurement and legal experience ■ Financial expertise ■ Risk management and corporate governance	■ Human Resource & Compensation Committee, Chair ■ Audit Committee (financial expert) ■ Nomination & Governance Committee

DIRECTOR NOMINATION PROCESS

As specified in its charter, the Nomination and Governance Committee is appointed by the board of directors of the Company to determine the desired composition of the board, to assist the board in identifying qualified individuals to become board members, consistent with criteria approved by the board of directors, and to recommend to the board the director nominees for the annual meetings of stockholders. The Nomination and Governance Committee will utilize the same standards for evaluating director candidates recommended by stockholders as it does for candidates proposed by the board of directors or members thereof.

The Nomination and Governance Committee considers many factors in nominating directors to serve on the board of directors, including the following:

▪	diversity of professional disciplines and backgrounds;

▪	experience in business, finance or administration

▪	familiarity with national and international business matters;

▪	familiarity and experience with the commercial banking industry;

▪	personal prominence and reputation in the community, and ability to enhance the reputation of the Bank in the business community;

▪	availability of time to devote to the work of the board and one or more of its committees;

▪	specific qualifications which complement and enhance the overall core competencies of the board and/or specific committee assignments;

▪	activities and associations of each candidate;

▪	interests of the stockholders as a whole;

▪	independence determination;

▪	how the candidate will further the strategic goals of the Company;

▪	how the candidate’s skill set fills a specific need identified by the Committee; and

▪	the extent to which a nominee may otherwise add diversity to the board of directors.

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

Our Certificate of Incorporation and Bylaws provide that the number of directors may be no less than five and no more than 25, with the exact number to be fixed by resolution of the board of directors or stockholders. Currently, the board of directors has 15 members. Pursuant to a resolution passed by the board of directors, the board will be reduced to 13 members immediately prior to the Annual Meeting.

Our board has nominated 13 individuals to serve as the Company’s directors until the next Annual Meeting and until their successors are duly elected and qualified. All of the nominees are currently directors. Eight nominees, including Jinho Doo, Jin Chul Jhung, Kevin S. Kim, Chung Hyun Lee, William J. Lewis, David P. Malone, Scott Yoon-Suk Whang and Dale S. Zuehls, were elected to the board by our stockholders at our 2016 annual meeting. Five nominees, including Donald D. Byun, Steven J. Didion, Daisy Y. Ha, Steven S. Koh and John R. Taylor, all of whom were elected by the stockholders of the former Wilshire Bancorp, Inc. (“Wilshire”) to the Wilshire board of directors at the Wilshire 2016 annual meeting, were appointed to Hope Bancorp’s board of directors upon the completion of the merger of equals with Wilshire on July 29, 2016 and are standing for election by our stockholders for the first time. Directors Lawrence Jeon and Craig Mautner will be retiring from our board of directors immediately prior to the Annual Meeting. Proxies cannot be voted for a greater number of persons than the number of nominees named.

CORPORATE GOVERNANCE

In performing its role, our board of directors is guided by our Corporate Governance Guidelines, which establish a framework for the governance of the board and the management of the Company. We believe that sound and prudent corporate governance is essential to the integrity of our Company. Our board of directors oversees the Company’s corporate governance and takes seriously its responsibility to promote the best interests of our stockholders, employees, customers and the communities that we serve. Good corporate governance is the basis for our decision-making and control processes and enhances the relationships we have with all of our stakeholders.

The Corporate Governance Guidelines were adopted by our board of directors and reflect regulatory requirements and broadly recognized best governance practices, including the Nasdaq Stock Market corporate governance continued listing standards. The Corporate Governance Guidelines are reviewed regularly and updated as appropriate, but at a minimum on an annual basis. The full text of the Corporate Governance Guidelines can be found on our website at www.ir-hopebancorp.com, in the Governance Documents section under the Corporate Governance menu. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

In addition, the Company has adopted a Director Code of Ethics and Business Conduct that applies to all directors, as well as a Code of Ethics and Business Conduct which applies to all officers and employees, both of which are in the Corporate Governance section of our website. If the Company makes any substantive amendments to the director or employee versions of the Code of Ethics and Business Conduct or grants any waiver from a material provision of the Code of Ethics and Business Conduct to any director or executive officer, it is the Company’s policy to promptly disclose the nature of the amendment or waiver.

Board Leadership Structure

Our board of directors is committed to having a sound governance structure that promotes the best interest of all Company stockholders. Our leadership structure includes the following principles:

▪	Yearly Elections. We believe that yearly elections hold the directors accountable to our stockholders, as each director is subject to re-nomination and re-election each year.

▪
Independent Oversight. All of our directors are independent, except for Steven S. Koh, Chairman of the Board, Kevin S. Kim, President and Chief Executive Officer of the Company, and David P. Malone, Senior Executive Vice President and Chief Operating Officer of the Company. The board has affirmatively determined that the other 10 directors are independent under SEC and Nasdaq Stock Market corporate governance rules, as applicable.

▪
Chairman of the Board. The Chairman of the Board is appointed annually by the board of directors. Steven S. Koh has served in the capacity of Chairman since July 29, 2016 and his responsibilities include, among others, presiding at and calling board and stockholder meetings and preparing meeting schedules, agendas and materials in collaboration with our President and Chief Executive Officer and our Lead Independent Director.

▪
Lead Independent Director. In the case where the Chairman of the Board is not deemed to be independent, we believe an independent director should be designated to serve in a lead capacity as a liaison between the independent directors and the Chairman. Scott Yoon-Suk Whang was appointed Lead Independent Director effective July 29, 2016 and his responsibilities include, among others, coordinating the evaluation process of and providing feedback to the Chairman related to his performance, in collaboration with the Chair of the Human Resources and Compensation Committee, and presiding over executive sessions of independent directors, which are held regularly after each scheduled in-person board meeting.

We believe our board structure serves the interests of the stockholders by balancing the practicalities of running the Company with the need for director accountability.

Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, our executive officers and directors, and persons who own more than 10% of the Company’s common stock, are required to file reports of ownership and changes in ownership with the SEC. The SEC requires executive officers, directors and greater than 10% beneficial owners to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of these reports and of certifications furnished to us, we believe that during the fiscal year ended December 31, 2016, all executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Board Diversity

Our board of directors does not have a formal written policy with regard to the consideration of diversity in identifying director nominees. Our Nomination and Governance Committee Charter, however, requires the board’s Nomination and Governance Committee to review the qualifications of candidates to the board of directors. This assessment includes the consideration of the following factors, among others:

▪	Personal and professional ethics and integrity, including prominence and reputation, and ability to enhance the reputation of the Company;

▪
Diversity among the existing board members, specific business experience and competence, including an assessment of whether the candidate has experience in, and possesses an understanding of, business issues applicable to the success of the banking industry;

▪	Financial acumen, including whether the candidate, through education or experience, has an understanding of financial matters and the preparation and analysis of financial statements;

▪	Professional and personal accomplishments, including involvement in civic and charitable activities;

▪	Educational background; and

▪	Whether the candidate has expressed a willingness to devote sufficient time to carrying out his or her duties and responsibilities effectively and is committed to service on the board.

As currently comprised, our board of directors is a group of individuals who are drawn from various market sectors and industry groups with a presence in the Company’s niche markets, as well as a wealth of banking experience. Board members are individuals with knowledge and experience who serve and represent the communities we serve. Current board representation provides backgrounds in accounting, auditing, banking, Internet marketing, manufacturing, retail and wholesale, international trade and legal. The expertise of these individuals covers accounting, audit and financial reporting, corporate management, strategic planning, business acquisitions, bank risk and compliance, employment law, credit review and administration, marketing, international operations, and retail and small business operations. The Nomination and Governance Committee believes that the backgrounds and qualifications of the directors, considered as a group, provide a significant composite mix of experience, knowledge and abilities, as discussed above, which will allow the board to fulfill its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis.

Committees of the Board

Our Company’s board of directors has five principal standing committees, including the Audit Committee, Nomination and Governance Committee, Human Resources and Compensation Committee, Asset/Liability Committee and Board Risk and Compliance Committee.

During 2016, there were 11 regular joint meetings of the Company and Bank boards, six of which were held prior to the merger of equals and five following the merger. All of the current directors attended at least 75% of the aggregate total number of meetings of the board and the committees on which they served during their periods of service in 2016.

Audit Committee

The Audit Committee is appointed by our board of directors to assist our board in overseeing the Company’s accounting and reporting practices, audits of financial statements, and to assist the board in monitoring the integrity of the Company’s financial statements, compliance with legal and regulatory related audit and accounting matters, including the Sarbanes-Oxley Act of 2002, qualifications and independence of the Company’s independent auditors, and the performance of the Company’s internal audit function and independent auditors. The Audit Committee operates under a charter adopted by the board of directors, a copy of which can be found in the Corporate Governance section of our website at www.ir-hopebancorp.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

The current members of the Audit Committee include directors John R. Taylor (Chair), Jinho Doo, Daisy Y. Ha and Dale S. Zuehls. Each of the members of the Audit Committee is “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market and SEC Rule 10a-3. The board of directors has determined that John R. Taylor, Jinho Doo and Dale S. Zuehls each satisfy the requirements established by the SEC for qualification as an “audit committee financial expert.” The Audit Committee held 12 meetings in 2016, seven of which were held prior to the merger of equals and five following the merger.

Nomination and Governance Committee

The Nomination and Governance Committee is appointed by our board of directors to assist our board in identifying qualified individuals to become board members, consistent with criteria approved by our board of directors, to determine the composition of the board of directors and to recommend to our board of directors the director nominees for each annual meeting. The Nomination and Governance Committee is also responsible for assuring that an appropriate governance structure is established and maintained and for conducting an annual assessment of our board of directors’ performance and effectiveness. The Nomination and Governance Committee operates under a charter adopted by our board of directors, a copy of which can be found in the Corporate Governance section of our website at www.ir-hopebancorp.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

The current members of the Nomination and Governance Committee include directors Donald Byun (Chair), Steven J. Didion, Jinho Doo, John R. Taylor, Scott Yoon-Suk Whang and Dale S. Zuehls. Each of the members of the Nomination and Governance Committee is “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market. The Nomination and Governance Committee held nine meetings in 2016, five of which were held prior to the merger of equals and four following the merger.

Human Resources and Compensation Committee

The Human Resources and Compensation Committee (also referred to as “Compensation Committee”) is appointed by our board of directors to assist our board in establishing the overall compensation of our Chief Executive Officer and executive officers who have the title of “Executive Vice President” or above. The Compensation Committee is also responsible for considering and making recommendations to our board of directors concerning compensation, benefit plans, and implementation of sound personnel policies and practices.

The Compensation Committee monitors the performance of our executive officers in relation to applicable corporate goals and strategies, and seeks to ensure that compensation and benefits are at levels that enable us to attract and retain the high quality employees, are consistent with the strategic goals, are internally equitable and are consistent with all regulatory requirements. The Compensation Committee operates under a charter adopted by our board of directors, a copy of which can be found in the Corporate Governance section of our website at www.ir-hopebancorp.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

The current members of the Compensation Committee include directors Dale S. Zuehls (Chair), Donald Byun, Daisy Y. Ha and Scott Yoon-Suk Whang. Each of the members of the Compensation Committee is “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market.

The Compensation Committee meets at least four times a year and also holds special meetings and telephonic meetings to discuss extraordinary items, such as the hiring or dismissal of employees at the Executive Vice President level or above. The Compensation Committee held eight meetings in 2016, four of which were held prior to the merger of equals and four following the merger. The Chair of the Compensation Committee regularly reports to our board of directors on the Compensation Committee’s actions and recommendations. The Compensation Committee has authority to retain outside counsel, compensation consultants and other advisors to assist as needed.

Additional information regarding the Compensation Committee is provided below under the caption “Compensation Discussion and Analysis - Roles and Responsibilities of Human Resources and Compensation Committee.”

Asset/Liability Committee

The Asset/Liability Committee is appointed by our board of directors to assist our board in assessing the adequacy and monitoring the implementation of the Bank’s and the Company’s Asset/Liability Management Policy (the “ALM Policy”) and related procedures. The ALM Policy includes specific policies and procedures relating to (i) interest rate risk, (ii) market/investment risk, (iii) liquidity risk, (iv) credit risk, and (v) capital risk. The Asset/Liability Committee oversees the implementation of processes for managing the Bank’s interest rate, liquidity, and similar market risks relating to the Bank’s balance sheet and associated activities, including the adoption from time to time of risk limits and capital levels. The Asset/Liability Committee operates under a charter adopted by our board of directors, a copy of which can be found in the Corporate Governance section of our website at www.ir-hopebancorp.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

The current members of the Asset/Liability Committee include directors Steven J. Didion (Chair), Jinho Doo, Daisy Y. Ha, Jin Chul Jhung, Steven S. Koh and William J. Lewis. With the exception of Steven S. Koh, each of the other members of the Asset/Liability Committee are “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market. The Asset/Liability Committee held four regular and two special meetings in 2016, one special and two regular meetings were held prior to the merger of equals and one special and two regular meetings were held following the merger.

Board Risk Committee

The Board Risk Committee is appointed by our board of directors to assist our board in overseeing the Company’s overall risk management program. The Board Risk Committee is responsible for establishing the Company’s Enterprise Risk Management (“ERM”) Framework and Policy, as well as development of the Company’s risk appetite statement, ensuring the appropriateness of the Company’s risk identification, measurement, monitoring and control, assessing the adequacy of risk policies established and enterprise risk exposures for each enterprise risk category, and reviewing and approving periodic capital and liquidity stress test assumptions, scenarios and results related to Dodd-Frank stress testing. The Board Risk Committee operates under a charter adopted by our board of directors, a copy of which can be found in the Corporate Governance section of our website at www.ir-hopebancorp.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

The current members of the Risk Committee include directors William J. Lewis (Chair), Steven J. Didion, Chung Hyun Lee, Craig Mautner and John R. Taylor. Each of the members of the Board Risk Committee is “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market. The Board Risk Committee held nine meetings in 2016, four of which were held prior to the merger of equals and five following the merger.

Our board of directors has two additional standing committees and may establish additional such committees as needed:

Executive Committee

The Executive Committee is responsible for making recommendations to the board of directors on issues facing the Company or Bank regarding matters that are not specifically delegated to any other committee, providing overall guidance on strategic matters, including the development of strategic plans and consideration of merger and acquisition opportunities, making decisions regarding time-sensitive business, regulatory and legal matters in circumstances where it is impractical for the full board of directors to do so, subject to subsequent ratification by the full board of directors, reviewing and approving new strategic initiatives, subject to review and approval of the Board Risk Committee, and serving as a resource and sounding board for management on emerging issues. The Executive Committee acts within the authorities and responsibilities specifically delegated by the board of directors and is subject to an annual self-evaluation of its Charter and Committee performance.

The current members of the Executive Committee include directors Steven S. Koh (Chair), Donald D. Byun, Kevin S. Kim, David P. Malone, John R. Taylor and Dale S. Zuehls. The Executive Committee held four meetings in 2016, all of which were held following the merger.

Directors Loan Committee

The Directors Loan Committee is responsible for overseeing the credit and lending strategies of the Bank, conducting review and approval of all loans beyond the Management Loan Committee’s credit authority level, as well as overseeing the overall lending compliance with the Bank’s loan policies. Each member of the Committee shall meet the independence requirements of the Nasdaq Stock Market. The Directors Loan Committee acts within the authorities and responsibilities specifically delegated by the board of directors and is subject to an annual self-evaluation of its Charter and Committee performance.

The current members of the Directors Loan Committee include directors Chung Hyun Lee (Chair), Donald D. Byun, Lawrence Jeon, William J. Lewis and John R. Taylor. The Directors Loan Committee held 36 meetings in 2016, 21 of which were held prior to the merger of equals and 15 following the merger.

Board Communication

A formal process for stockholder communications with our board of directors is posted in the corporate governance section of the Company’s website at www.ir-hopebancorp.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

Interested parties may communicate with the Company’s board of directors as follows:

By writing to:	By email to:
Hope Bancorp, Inc. Attn: Lead Independent Director 3200 Wilshire Blvd., Suite 1400 Los Angeles, CA 90010	LeadIndependentDirector@bankofhope.com

Any communication must state the number of shares owned by the stockholder sending the communication. The Lead Independent Director will review each communication and forward the communication to our board of directors or to any individual director to whom the communication is addressed unless the communication is unduly hostile, threatening or similarly inappropriate, in which case, the Lead Independent Director may disregard the communication. Every effort is made to ensure that the views of stockholders are heard by our board of directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.

Equity Ownership Guidelines

We believe the ownership of our Company’s stock by our directors ensures a strong alignment of the interests of our board of directors with that of its stockholders. As stated in the Company’s Corporate Governance Guidelines, each independent director of the board must own at least three times his or her annual director cash compensation in value of our Company’s common stock within five years of appointment or initial election to the board. The requirements of these provisions may be met by the vesting of performance units, the exercise of stock options or the purchase of our Company’s common stock in the open market.

Hedging and Pledging Prohibition

The Company’s Joint Insider Trading and Regulation FD Policy, as amended and approved by the board of directors on September 1, 2016, explicitly prohibits directors and employees from engaging in hedging transactions involving the Company’s stock. Directors and employees are further prohibited from pledging their stock in the Company as collateral for a loan, and the Company’s stock may not be held in margin accounts. Exceptions to the pledging prohibition may be granted by the Company’s Legal Department in cases where the director or employee wishes to pledge Company stock as collateral for a loan (not including margin debt) and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.

BOARD’S ROLE IN RISK OVERSIGHT

Our board of directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organization objectives in the areas of strategy, operations, reporting, and compliance without exposing the organization to undue risk. Our board of directors recognizes that these objectives are important to improve and sustain long-term organizational performance and stockholder value. A fundamental part of risk management is not only identifying the risks our Company faces and implementing steps to manage those risks, but also determining what constitutes the appropriate level of risk based upon our Company’s activities.

Our board of directors participates in the Company’s annual enterprise risk management assessment, which is led by the Company’s Chief Risk Officer, Johann (Min) You. In this process, risk is assessed throughout the Company by focusing on nine areas of risk, including risks relating to: credit, liquidity, interest rate, foreign exchange, operational, country, compliance/legal, strategic and reputation. Risks that simultaneously affect different parts of the Company are identified, and an interrelated response is made. Our board of directors provides ongoing oversight of enterprise-wide risks through a periodic enterprise risk assessment update.

While our board of directors has the ultimate oversight responsibility for the risk management process, various committees of the board also have responsibility for risk management.

•
In particular, the Board Risk Committee assists our board of directors in fulfilling its oversight responsibility with respect to regulatory, compliance and operational risk and enterprise risk management issues that affect the Company and works closely with the Company’s legal and risk departments.

•
The Audit Committee helps the board of directors monitor financial risk and internal controls from a risk-based perspective and oversees the annual audit plan. It also reviews reports from the Company’s internal audit department.

•	The Director’s Loan Committee oversees credit risk by identifying, monitoring, and controlling repayment risk associated with the Bank’s lending activities.

•
The Asset/Liability Committee oversees the implementation of an effective process for managing the Bank’s interest rate, liquidity, and similar market risks relating to the Bank’s balance sheet and associated activities.

•
In overseeing compensation, the Human Resource and Compensation Committee strives to design incentives that encourage a conservative level of risk-taking behavior consistent with the Company’s business strategy and in compliance with all laws and the Interagency Guidance on Sound Incentive Compensation Policies.

•
Finally, the Company’s Nomination and Governance Committee approves the code of conduct and business ethics policies relating to employees and directors, respectively. In addition, it conducts an annual assessment of corporate governance policies and potential risk associated with governance and related party matters.

EXECUTIVE OFFICER QUALIFICATIONS AND EXPERIENCE

Following is a brief description of each of our current executive officers.

Kevin S. Kim, age 60, is President and Chief Executive Officer of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank. He has been President and Chief Executive Officer of Hope Bancorp since March 2013 and of Bank of Hope since April 2014. Prior to the merger with Wilshire Bancorp, Inc., Mr. Kim served as Chairman of the board of directors of Hope Bancorp since May 2012 and served as Chairman of the board of directors of BBCN Bank from December 2011 through June 2014. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank completed on November 30, 2011, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining BBCN as the President and Chief Executive Officer, Mr. Kim practiced law for 18 years, focusing on corporate and business transactions, business acquisitions, tax planning, and real estate transactions. Mr. Kim began his professional career as a Certified Public Accountant working for approximately 10 years at two of the largest public accounting firms. Mr. Kim serves on the boards of directors of the Los Angeles Area Chamber of Commerce and United Way of Greater Los Angeles. He received a B.A. with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. from the Anderson School of Management, the University of California, Los Angeles, and a J.D. from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

David P. Malone, age 66, was appointed Senior Executive Vice President and Chief Operating Officer of Bank of Hope, effective May 15, 2017, and is responsible for oversight of all support and administrative units of the Bank. He has been a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since May 20, 2014. Previously, he served as Chairman of the Board of Directors of the Bank from June 26, 2014 up until the merger with Wilshire Bancorp, Inc. and Wilshire Bank. Prior to joining the board, Mr. Malone completed a 15-year tenure at Community Bank in Pasadena, California, where he served as Chairman in 2013, President and Chief Executive Officer from 2008 to 2013, and Chief Operating Officer and Chief Financial Officer from 1998 to 2008. Under Mr. Malone’s leadership, Community Bank grew into one of the leading financial institutions in Southern California, with more than $3 billion in assets and 17 offices across five counties. While at Community Bank, Mr. Malone was responsible for transforming the company into a relationship-oriented community bank, developing a high performing sales culture, introducing new business lines, and expanding the bank’s geographical footprint. Mr. Malone’s efforts helped Community Bank achieve consistent profitability throughout the last recession, generate five consecutive years of balance sheet growth and post record profitability in his last two years as President and Chief Executive Officer. During his professional career, Mr. Malone also served as Executive Vice President and Chief Financial Officer for both Metrobank and Merchant Bank of California. He began his professional career as a Certified Public Accountant with Arthur Andersen, where he later served as a Senior Manager, providing strategic and operational consulting services to financial institutions in the Western United States. Mr. Malone earned a B.S. degree in Accounting from California State University, Northridge.

Kyu S. Kim, age 56, was appointed Senior Executive Vice President and Regional President of the Bank’s Eastern region, effective May 1, 2017, and is responsible for oversight of all commercial lending functions in New York, New Jersey, Illinois, Texas, Virginia, Georgia and Alabama. Previously, she was named Senior Executive Vice President and Head of Community Banking for Bank of Hope upon the merger of equals with Wilshire Bank effective July 29, 2016 and was responsible for leading the business operating units of all legacy commercial lending teams and the retail branch network across the United States. A 19-year veteran of Bank of Hope, formerly known as BBCN Bank, Ms. Kim was promoted to Senior Executive Vice President in May 2013 and was named Chief Operating Officer in August 2013. Previously, she served as Executive Vice President and Chief Commercial Banking Officer of BBCN Bank upon the merger of Nara Bank and Center Bank completed on November 30, 2011. Prior to the merger, Ms. Kim, who is credited with building the former Nara Bank’s eastern region presence from the ground up, served as Executive Vice President and Eastern Regional Manager for Nara Bank from April 2008 through November 2011. Previously, she held the titles Senior Vice President and Eastern Regional Manager from October 2005 through March 2008 and Deputy Regional Manager from July 2003 to September 2005. Ms. Kim also served as the Manhattan Branch Manager from February 2000 to September 2005 and Flushing Branch Manager from September 1998 to February 2000. Prior to joining Nara Bank, Ms. Kim was Vice President and Chief Credit Officer at the former Chicago-based Foster Bank from March 1990 to September 1997. Ms. Kim received her B.B.A. in Finance from the University of Wisconsin, Oshkosh. She completed the Graduate School of Banking at the University of Wisconsin, Madison and the ABA Stonier Graduate School of Banking at the University of Pennsylvania. Ms. Kim also earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Douglas J. Goddard, age 65, is Executive Vice President and Chief Financial Officer of Hope Bancorp, Inc. Previously, he was promoted to Executive Vice President and Chief Financial Officer of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, on April 1, 2013, after having served as Deputy Chief Financial Officer since November 2011. Mr. Goddard has more than 30 years of experience in financial management in the commercial banking sector. Prior to the formation of BBCN, he served as Interim Chief Financial Officer of Center Financial Corporation, one of the predecessor companies of BBCN, beginning in June 2010. From 1997 through 2009, Mr. Goddard served as Executive Vice President and Chief Financial Officer of the former First Federal Bank of California, which was placed into receivership by the FDIC in December 2009. He also was involved in several other bank acquisitions in his prior positions at California United Bank and Pasadena-based Community Bank. A Certified Public Accountant, Mr. Goddard began his professional career as an auditor in 1974 at KPMG LLP. He earned his B.A. in Economics and Accounting from Claremont McKenna College, where he graduated cum laude with departmental honors.

Alex Ko, age 50, was named Executive Vice President and Chief Financial Officer of Bank of Hope effective May 1, 2017. Formerly, he served as Executive Vice President, Chief Financial Strategist and Deputy Chief Financial Officer of Bank of Hope, a position he was appointed to upon the merger of equals of BBCN Bank with Wilshire Bank effective July 29, 2016. Previously, he served as Executive Vice President and Chief Financial Officer of Wilshire Bancorp, Inc. and Wilshire Bank from April 2010 through July 2016 after having joined Wilshire in April 2008 as Senior Vice President and Chief Financial Officer. A Certified Public Accountant, Mr. Ko completed a 12-year tenure with KPMG, LLP, where he focused primarily in the area of financial services. He earned his B.A. in Economics from Yonsei University in Seoul, Korea and his M.A. in Accounting from the University of Southern California in Los Angeles.

Daniel H. Kim, age 50, was named Executive Vice President and Chief Strategy Officer for Bank of Hope, effective May 1, 2017, and is responsible for all areas of corporate planning and oversight of the Bank’s marketing department. He joined Bank of Hope, formerly known as BBCN Bank, on November 25, 2013 as Executive Vice President and Chief Planning Officer. Previously, he was the Executive Vice President, Chief Financial Officer and Corporate Secretary of the former Saehan Bancorp, Inc. and Saehan Bank. Having joined Saehan in September 2003, Mr. Kim directly supervised and provided oversight of numerous departments within the organization, including accounting/investment, central operations administration, human resources, IT, compliance and BSA requirements. From May 1997 to August 2003, Mr. Kim served as First Vice President and Manager of the accounting, corporate planning and investment departments of the former Pacific Union Bank, during which time he successfully consummated that bank’s initial public offering. Mr. Kim began his banking career in June 1991 at the former Center Bank, where he last served as Assistant Vice President and Accounting/Investment Officer. Mr. Kim earned his B.A. in Economics/Business from the University of California, Los Angeles.

David W. Kim, age 51, was named Executive Vice President and Chief Retail Banking Officer of Bank of Hope, effective May 1, 2017, and is responsible for oversight of the Bank’s branch network, deposit operations administration, treasury management services and online/mobile banking, as well as the credit card and wealth management units. Previously, he was appointed Executive Vice President and Chief Operations Officer of Bank of Hope, formerly known as BBCN Bank, upon the merger of equals with Wilshire Bank, effective July 29, 2016, and was responsible for overseeing deposit operations administration, general services and facilities and international trade finance operations. With more than 20 years of experience in the banking industry, he joined the Bank effective April 1, 2014 as Executive Vice President, Chief Administrative Officer and General Counsel and was named Executive Vice President, General Counsel and Chief Operations Administrator in August 2015. Prior to joining the Bank, Mr. Kim joined United Central Bank in 2011 as part of a turnaround team, where he served as Executive Vice President, Chief Operating Officer and General Counsel. From 2010 to 2011, Mr. Kim was Executive Vice President and Chief Credit Officer of Commonwealth Business Bank. Prior to that, he was Senior Vice President, Chief Operating Officer and General Counsel of Wilshire State Bank from 2005 to 2010. Mr. Kim began his career in the Korean-American banking industry in 1995 at Hanmi Bank, where he served as Senior Vice President, Chief Administrative Officer and General Counsel. Mr. Kim began his banking career with Chase Bank in New York and the International Monetary Fund in Washington, D.C. He received his B.S. in Economics and Public Policy from Indiana University and his J.D. from George Washington University Law School.

Jason K. Kim, age 50, was named Chief Commercial Banking Officer of Bank of Hope, formerly known as BBCN Bank, effective May 1, 2017, and is responsible for oversight of the SBA department, commercial real estate lending, loan operations and international trade finance operations. Previously, he served as Executive Vice President and Chief Lending Officer from December 1, 2011 and was responsible for overseeing the SBA, equipment lease finance and credit card departments. Prior to the merger of equals of Nara Bank and Center Bank creating BBCN, he served as Chief Credit Officer of Center Bank from April 2007 and was promoted to Executive Vice President in December 2010. A 25-year veteran of the Bank, Mr. Kim served as Senior Vice President and Manager of Center Bank’s SBA Department from 1991 to 2007 during which time, the SBA department received recognition for having maintained the highest asset quality among more than 800 lenders across the nation, leading to the Bank’s receipt of the “Lender of the Year Award” by the U.S. Small Business Administration in 2006. Mr. Kim graduated from the University of California, Los Angeles with a B.A. in Economics.

Peter Koh, age 40, was named Executive Vice President and Chief Credit Officer of Bank of Hope upon the merger of equals of BBCN Bank with Wilshire Bank effective July 29, 2016 and is responsible for oversight of all credit administration functions, as well as the appraisal and special assets departments. Previously, he served in the same capacity for Wilshire Bank, a position he was promoted to in July 2014. Mr. Koh initially joined Wilshire Bank in 2001 and served in various credit-related positions through 2005. He then rejoined Wilshire Bank in June 2007 as Senior Loan Officer and held the position of Chief Credit Review Officer and then Deputy Chief Credit Officer before being appointed as Chief Credit Officer in July 2013. Mr. Koh’s father, Steven S Koh, is a director and Chairman of the board of directors of Hope Bancorp and Bank of Hope. He earned his B.A. from Columbia University in New York and M.B.A. from the Marshall School of Business, University of Southern California.

Janette Mah, age 57, was named Executive Vice President and Chief Mortgage Banking Officer of Bank of Hope, formerly known as BBCN Bank, upon the merger of equals with Wilshire Bank effective July 29, 2016. Having served in the same capacity at Wilshire Bank prior to the merger, she is responsible for mortgage banking, mortgage servicing and warehouse lending operations. Ms. Mah joined Wilshire Bank in June 2009 as Senior Vice President and Home Loan Center Manager and was promoted to Chief Mortgage Banking Officer in July 2013 and Executive Vice President in June 2015. Ms. Mah has more than 30 years of experience in consumer banking and the financial services industry, primarily focused on mortgage lending operations, including First Vice President and Consumer Lending Center Manager for the former Pacific Union Bank from 2001 to 2004. After the acquisition of Pacific Union Bank by Hanmi Bank in April 2004, Ms. Mah became Senior Vice President and Residential Mortgage Center Manager from November 2004 through June 2008 and was later promoted to Consumer Lending Center Manager from July 2008 through May 2009. She earned her B.A. in Linguistics from University of California, Los Angeles.

Lisa K. Pai, age 57, was named Executive Vice President, Chief Administrative Officer and General Counsel of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, upon the merger of equals with Wilshire Bancorp, Inc. and Wilshire Bank, respectively, effective July 29, 2016. Previously, she served as Executive Vice President, Chief Legal & Human Resources Officer and Corporate Secretary of Wilshire Bancorp and Wilshire Bank from December 2012. Prior to joining Wilshire, Ms. Pai served as Executive Vice President and Chief Legal and Human Resources Officer at BBCN Bancorp after the merger of Nara Bancorp and Center Financial Corporation in 2011. She also served as Executive Vice President, General Counsel and Chief Risk Officer at Center Financial Corporation from 2007 to 2011. Before joining the banking industry in 1994, Ms. Pai practiced law at the law firm of Thelen, Marrin, Johnson and Bridges. She earned her B.A. in Economics from University of Chicago and her J.D. from University of California, Los Angeles, School of Law.

David Song, age 53, was named Executive Vice President and Chief Lending Officer (West) of Bank of Hope, effective May 1, 2017, and is responsible for oversight of all commercial lending functions in California and Washington. Formerly, he served as Executive Vice President and Chief Business Banking Officer of Bank of Hope, formerly known as BBCN Bank, a position he was appointed to upon the merger of equals with Wilshire Bank effective July 29, 2016. Previously, he was Executive Vice President and Chief Commercial Banking Officer of Wilshire Bank from September 2009, responsible for the corporate banking division and trade finance department. He has more than 25 years of experience in commercial banking and the finance industry, including First Vice President and Team Leader for corporate middle market lending at Comerica Bank from 2003 to 2009 and Vice President and Senior Relationship Manager-Team Leader at Bank of the West from 1998 to 2003. Mr. Song earned his B.S. in Ceramic Engineering/Materials Science & Engineering and his M.B.A. in Finance from University of Washington in Seattle.

Brian E. Van Dyk, age 54, was appointed Executive Vice President and Chief Information Officer of Bank of Hope, formerly known as BBCN Bank, effective December 1, 2011. With more than 30 years of experience in the information technology sector, he is responsible for overseeing all aspects of information technology, business applications and infrastructure that support the Bank’s enterprise goals, including information security. Previously, Mr. Van Dyk was an integration, IT conversion and vendor management consultant for RLR Management Consulting, Inc. from February 2006 to November 2011, and President of the Premier Division of Aurum Technology Inc (and Fidelity Information Systems) from December 1999 to October 2005. Prior to his work at Aurum Technology, Mr. Van Dyk served in various software development and management positions with Electronic Data Systems from 1984 to 1999. Mr. Van Dyk earned his B.S. in Business Finance from Montana State University.

Johann (Min) You, age 52, was appointed Executive Vice President and Chief Risk Officer of Bank of Hope, formerly known as BBCN Bank, effective March 3, 2014, and is responsible for all areas of risk, compliance and BSA management. Previously, Mr. You was employed by HSBC USA where he served in roles of increasing responsibility from June 2011 through January 2014. Most recently, he was Senior Vice President and Head of Enterprise Compliance Risk, responsible for compliance risk strategy, risk assessment, risk reporting, compliance risk systems and compliance issue management. From June 2006 to June 2011, Mr. You was Director and Head Consultant at IMAG Consulting Services LLC, where he spearheaded numerous operational, regulatory and risk-based projects for large global financial institutions. Mr. You earned a B.S. in Accounting from the University of Binghamton and is a Certified Anti-Money Laundering Specialist.

Mark H. Lee, age 53, was formerly our Senior Executive Vice President and Head of Corporate Banking for Bank of Hope, a position that he was appointed to upon the merger of equals of BBCN Bank with Wilshire Bank effective July 29, 2016 and responsible for leading the newly established business arm to serve the banking needs of larger corporate clients. Mr. Lee tendered his resignation effective March 24, 2017 in order to pursue another opportunity. Previously, he served as Executive Vice President and Chief Credit Officer of Bank of Hope, formerly known as BBCN Bank, from May 2009 through July 2016 and was promoted to Senior Executive Vice President in April 2016. Prior to joining the Bank in 2009, Mr. Lee served as Senior Vice President and Deputy Chief Credit Officer at East West Bank from May 2007 to April 2009, a position he was promoted to from Manager of the Commercial Business Credit department. Prior to his work at East West Bank, Mr. Lee served in various lending and credit capacities starting in 1990 at California Bank and Trust, Center Bank and Sanwa Bank California. He earned his B.S. in Biochemistry from Pacific Union College and his M.B.A. in Corporate Finance from the Marshall School of Business, University of Southern California in Los Angeles.

Item 11. Executive Compensation.

Who are the Named Executive Officers?
The Named Executive Officers, whom we also refer to as NEOs, are (i) each person who served as our Chief Executive Officer for any period of time during 2016; (ii) each person who served as our Chief Financial Officer for any period of time during 2016; and (iii) each of the other three most highly compensated executive officers employed by us as of December 31, 2016, whose total compensation for services rendered to us in all capacities during 2016 exceeded $100,000, and up to two former executive officers who would have been so included on the basis of his or her 2016 compensation if he or she had remained an employee at year end. For 2016, the NEOs are Kevin S. Kim, Douglas J. Goddard, Kyu S. Kim, Johann (Min) You and Mark H. Lee.

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

The Human Resources and Compensation Committee (“Compensation Committee”) has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) included in this report with management and, based on such reviews and discussions, has recommended to the board of directors that the CD&A be included in this report by reference thereto.

Respectfully submitted by the members of the Compensation Committee of the board of directors:

DALE S. ZUEHLS (Chair)
DONALD D. BYUN
DAISY Y. HA
SCOTT YOON-SUK WHANG

Date: June 6, 2017

COMPENSATION DISCUSSION AND ANALYSIS

As you read our Compensation Discussion and Analysis (“CD&A”), keep in mind that 2016 was a transformative year for the Company. On July 29, 2016, BBCN Bancorp, Inc. (“BBCN”) and Wilshire Bancorp, Inc. (“Wilshire”) completed their merger of equals. This transformational combination created the only super regional Korean-American bank in the United States, with total assets of approximately $13.2 billion, gross loans of approximately $10.4 billion and total deposits of approximately $10.6 billion.

This CD&A provides information about our executive compensation program and the factors that were considered in making compensation decisions for the Named Executive Officers (“NEOs”) of the Company and Bank, formerly known as BBCN Bancorp, Inc. and BBCN Bank, respectively, for the full fiscal year ended December 31, 2016. As such, and pursuant to the SEC’s required disclosure on executive compensation, the following NEOs are all legacy BBCN executives:

Name	Title
Kevin S. Kim	President & Chief Executive Officer
Douglas J. Goddard	Executive Vice President & Chief Financial Officer
Kyu S. Kim	Senior Executive Vice President & Regional President, Eastern Region
Johann (Min) You	Executive Vice President & Chief Risk Officer
Mark H. Lee	Formerly, Senior Executive Vice President & Head of Corporate Banking

Executive Summary

2016 Financial and Strategic Business Performance

2016 was a year of transformation for the Company as we successfully completed a merger of equals, thereby creating the only super regional Korean-American bank in the United States and a platform that is not replicated by our niche peers in terms of size or market presence. As a result of the merger, total assets on our balance sheet were significantly larger at year-end 2016, compared with the prior year:

•	Total assets increased 70% to $13.44 billion;

•	Loans receivable increased 69% to $10.54 billion; and

•	Total deposits increased 68% to $10.64 billion.

Notwithstanding the significant amount of resources dedicated to the preparation, completion and integration of the merger, which included the launch of a newly developed brand identity that better represents the enhanced prospects of the combined entity, the Company delivered a solid financial performance for 2016:

•	Record Loan Production: The Company originated a record $1.85 billion in new loans, representing a 10% increase over 2015 production volumes;

•	Improved Earnings: Net income increased 23% to $113.7 million, or 1.10 per diluted common share, and included pre-tax merger-related expenses of $16.9 million;

•	Solid Profitability Metrics: Return on average assets of 1.10% and return on average equity of 8.47%.

•	Focused Cost Management: Efficiency ratio of 51.78%, despite merger-related expenses;

•	Stable Asset Quality: Improving trends with declines in criticized loans and nonperforming assets;

•	Strong Stockholder Returns: Total stockholder return of 27%.

The Company also crossed the $10 billion assets threshold during 2016, which has considerable implications for a growing bank in terms of increased regulations, risk management, staffing and the threat of cybercrime. Given the greater responsibilities as a $10 billion-plus financial institution, we are gratified that our combined executive management team remains largely unchanged following the transaction and has been further strengthened with the appointment of director David P. Malone as Senior Executive Vice President and Chief Operating Officer, effective May 15, 2017.

With the physical integration of the merger successfully completed and the Bank’s market leadership position (only Korean-American bank providing full banking services in all of the top major geographic markets with sizable Asian-American communities in the nation and the most comprehensive offering of products and services), we believe the Bank is well positioned to deliver sustainable benefits and enhanced returns for its customers, employee and stockholders.

2016 Stockholder Feedback

Each year, we carefully consider the results of our stockholder say-on-pay vote from the preceding year. At the Company’s annual meeting of stockholders on July 14, 2016, approximately 99% of the votes cast supported our executive compensation practices. The Compensation Committee considered this a strong endorsement of its decisions and policies, which were enhanced in 2015, as well as the overall design of the Company’s executive compensation program. As such, the Compensation Committee did not make any substantive changes to the program for 2016.

2016 Compensation Decisions

The Compensation Committee made the following compensation decisions for fiscal 2016:

•
Base Salaries: All of the NEOs received base salary increases of between approximately 3% and 5%, which was consistent with the Company-wide salary adjustment rate. Mr. Lee also received a 5% base salary increase in recognition of his promotion to Senior Executive Vice President & Head of Corporate Banking.

•
Annual Cash Incentive Awards: The Compensation Committee awarded Mr. Kim 123% of his target award opportunity. The other NEOs received between 69% and 90% of their respective target award opportunities. For more information, please refer to the Annual Cash Incentive Bonus discussion beginning on page 27.

•
Long-Term Equity Incentive Awards: In light of the significant efforts and leadership demonstrated by our NEOs leading up to and following the Wilshire merger, and consistent with our compensation philosophy and in support of our critical leadership retention needs during the integration, the Compensation Committee granted equity awards to the NEOs, which included a combination of restricted stock units (“RSUs”) and stock options.

•
Long-Term Cash Incentive Plan (“LTIP”): The Company did not meet the required performance targets for a full contribution of deferred compensation. As a result, and in accordance with the terms of their respective plans, the Company contributed 40.5% of the maximum potential award, or $20,250 and $12,150 to the deferred compensation accounts of Kevin S. Kim and Kyu S. Kim, respectively.

Chief Executive Officer (“CEO”) Pay at a Glance

Key components of our executive compensation philosophy focus on the link between compensation and overall business results and stockholder value creation, as well as supporting critical retention needs. Over the past few years, Mr. Kim’s leadership has been integral to our success during this significant time of transition and growth. To this end, in 2014, the Company and Mr. Kim entered into an employment agreement commensurate with his then significantly increased responsibilities. The Compensation Committee also determined, at that time and given the needs of the Company, that Mr. Kim’s base salary, target annual cash incentive opportunity and long-term incentive opportunities were appropriately competitive relative to comparable banks given his new position.

The chart below illustrates the “normalized value” of Mr. Kim’s total annual compensation each year, relative to the cumulative total return to stockholders, since his date of hire. Specifically, the charts take into account the following factors:

•
The normalized value of Mr. Kim’s multi-year, hire-on awards (which included a combination of RSU and stock options) from 2013 and 2014. This means that the grant date fair market value of the awards is spread over the vesting period rather than including the full market value of the awards on the date of the grant (which results in significant swings over the multi-year period).

•	Mr. Kim did not receive an equity award grant in 2015.

•
The full, grant date fair market value of Mr. Kim’s 2016 equity award, which was granted in light of the significant efforts and leadership demonstrated up to and following the Wilshire merger, is consistent with our compensation philosophy and supported of our critical leadership retention needs during the integration (see page 29 for more details about this award).

The Compensation Committee believes that this perspective, which does not directly correlate with annual amounts disclosed in the Summary Compensation Table on page 36, provides a more realistic view of how Mr. Kim’s compensation aligns with stockholder value creation.

Chief Executive Officer Compensation & Stockholder Returns

* Reflects equity award values granted pursuant to Mr. Kim’s Employment Agreement, normalized over intended service period (vesting period).

Best Compensation Practices & Policies

Our executive compensation program is reinforced by the following best-practice governance standards which encourage prudent decision-making and prevent excessive risk-taking behaviors through the following processes, policies and practices:

•	Stock ownership policy;

•	Clawback policy;

•	No tax gross ups;

•	No automatic “single trigger” vesting upon a change of control;

•	Independent compensation consultant retained; and

•	No excessive perquisites.

What Guides Our Executive Compensation Program

Compensation Philosophy and Objectives

We believe that the most effective executive compensation programs are those that align the interests of our NEOs with those of our stockholders. A properly structured compensation program will reinforce and support the development of a strong performance-oriented culture within the Company to achieve specific short and long-term strategic objectives while taking into consideration potential risk implications, such as not encouraging imprudent risk-taking that threatens the long-term value of the Company.

The Company’s executive compensation program is designed to provide:

•	levels of base salary that are competitive with companies in our peer group;

•	annual cash incentives that are tied to our financial results, achievement of our yearly strategic goals and achievement of individual performance objectives;

•	long-term equity incentive awards that encourage NEOs to focus their efforts on building stockholder value by meeting longer-term financial and strategic goals; and

•	long-term cash incentives that deliver opportunities for performance-based contributions to select NEOs’ deferred compensation accounts.

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

Roles and Responsibilities of the Compensation Committee

The Compensation Committee has strategic and oversight responsibility for the compensation and benefits programs of the Company. The Compensation Committee reviews the compensation recommendations made by the Chief Executive Officer for employees at the Executive Vice President level and above (other than the Chief Executive Officer) and certain other Officers of the Bank who are not Executive Vice Presidents (our Chief Corporate Banking Officer, Chief Internal Auditor and Director of Human Resources are Senior Vice Presidents) to determine whether the compensation paid to such employees is reasonable and competitive and whether such compensation serves the interests of the Company’s stockholders. The Chief Risk Officer reports directly to the Board Risk Committee and the Chief Internal Auditor reports directly to the Audit Committee. The Chairs of the Board Risk Committee and Audit Committee provide input on compensation decisions for the Chief Risk Officer and Chief Internal Auditor, respectively, in conjunction with the Compensation Committee.

The Compensation Committee is also responsible for establishing, implementing, and monitoring the compensation structure, policies, and programs of the Company subject to the overall authority of the board of directors, including assessment of the risk profile of each compensation policy and practice, and for assessing and recommending to the board for approval of the total compensation paid to the Chief Executive Officer and Executive Vice Presidents of the Company. The Compensation Committee periodically reviews the pay practices of companies in our peer group to determine the appropriate compensation mix and levels for our executive officers. The Compensation Committee may engage the advice of outside experts, including compensation consultants. It is the Compensation Committee’s policy to engage only advisors that the Compensation Committee determines to be sufficiently independent. The Chair of the Compensation Committee regularly reports to the board of directors on the Compensation Committee’s actions and recommendations. A copy of the Compensation Committee’s charter may be found in the Corporate Governance section of our website at www.ir-hopebancorp.com.

The Role of the Independent Compensation Consultant

Pursuant to authority granted to it under its charter, the Compensation Committee engaged Pearl Meyer as its independent consultant for fiscal 2016. Pearl Meyer provides expertise on competitive pay practices and program design, and serves as an objective third-party advisor in assessing the reasonableness of compensation levels. Pearl Meyer reports directly to the Compensation Committee. The Compensation Committee has conducted an independence assessment of Pearl Meyer in accordance with the SEC rules and has determined that Pearl Meyer does not have any conflict of interest relating to the work it is performing for the Compensation Committee.

The Role of Peer Groups

In 2015, the Compensation Committee, at the recommendation of Pearl Meyer, revised the peer group (the “2015 Peer Group”) to be used in making 2016 compensation decisions. Pearl Meyer recommended, and the Committee approved, the following general criteria for selecting peers:

•	Total assets one-half to two times the Bank’s total assets;

•	Operating revenue one-half to two times the Bank’s operating revenue;

•	Market capitalization one-third to three times the Bank’s market capitalization;

•	Loan mix with emphasis on commercial real estate loans; and

•	Ratio of noninterest income to operating revenue less than 30%.

The resulting 2015 Peer Group approved by the Compensation Committee was as follows:

• Banner Corporation	• Glacier Bancorp, Inc.

• Capital Bank Financial Corp.	• Hanmi Financial Corporation

• Cathay General Bancorp	• Pinnacle Financial Partners, Inc.

• Columbia Banking System, Inc.	• Sterling Bancorp

• CVB Financial Corp.	• Union Bankshares Corporation

• First Commonwealth Financial Corp.	• United Bankshares Inc.

• First Financial Bancorp	• United Community Banks, Inc.

• First Interstate BancSystem, Inc.	• Western Alliance Bancorporation

• First Merchants Corp.	• Wilshire Bancorp Inc.

• First Midwest Bancorp Inc.

Relative to the 2015 Peer Group and as a result of the Wilshire merger, as of September 30, 2016, the Company’s total assets were positioned at the 82nd percentile of the 2015 Peer Group, prior twelve-months operating revenue at the 38th percentile and market capitalization at the 78th percentile.

Given the merger and resulting new size and scope of the Company, the Compensation Committee, based on recommendations from Pearl Meyer, approved a new peer group (the “2016 Peer Group”) in November 2016. The 2016 Peer Group, used for making executive compensation decisions for 2017, is as follows:

• Banner Corporation	• PrivateBancorp, Inc..

• Cathay General Bancorp	• Prosperity Bancshares, Inc.

• Columbia Banking System, Inc.	• Sterling Bancorp

• CVB Financial Corp	• Trustmark Corporation

• First Midwest Bancorp Inc.	• Umpqua Holdings Corporation

• Fulton Financial Corporation	• United Bankshares Inc.

• Glacier Bancorp, Inc.	• United Community Banks, Inc.

• IBERIABANK Corporation	• Valley National Bancorp

• PacWest Bancorp	• Western Alliance Bancorporation

• Pinnacle Financial Partners, Inc.

Based on this new 2016 Peer Group, as of September 30, 2016, the Company’s total assets were positioned at the 43rd percentile of 2016 Peer group, pro forma operating revenue at the 41st percentile and market capitalization at the 41st percentile.

Pearl Meyer reviewed our executive officers’ 2016 target compensation relative to compensation of similarly positioned executives among the 2016 Peer Group banks and presented findings from the review to the Compensation Committee in December 2016. The Compensation Committee will consider findings from the Pearl Meyer report when making executive compensation decisions for 2017.

Elements of Compensation

The four primary elements of our executive compensation structure are base salaries, annual cash incentives, long-term equity incentive awards and long-term cash incentives. The following describes the objectives and policies underlying each of the elements of our executive compensation program.

Base Salary

Base salary is the fixed component of total direct compensation. We believe that base salaries should be competitive with the salaries paid by comparable banking institutions based on each individual executive officer’s experience, performance and geographic location. The Compensation Committee considers a wide variety of factors in determining base salary levels, including individual performance, Company performance, the business or corporate function for which the executive is responsible, the nature and importance of the executive officer’s position and role within the Company, the scope of the executive officer’s responsibility or internal relationships and the current compensation package in place for the executive officer, including the executive officer’s current annual base salary. In setting base salaries, the Compensation Committee also takes into account that target bonuses under our annual incentive program generally are set as a percentage of base salary. In 2016, each of the NEOs received merit base salary increases between approximately 3% and 5%, generally consistent with annual merit adjustments for employees Company-wide. Mr. Lee also received a 5% increase in recognition of his promotion to Senior Executive Vice President & Head of Corporate Banking.

The compensation analysis performed by Pearl Meyer in December 2016 found our CEO’s 2016 base salary and the average base salaries to our other NEOs were 8% below the 2016 Peer Group 25th percentile salaries.

The 2016 and 2015 base salaries for the NEOs were as follows:

NEO	2015 Base Salary	2016 Base Salary	Year-over-Year % Change
Kevin S. Kim President & Chief Executive Officer	$675,000	$705,000	4.4%
Douglas J. Goddard Executive Vice President & Chief Financial Officer	$301,000	$310,000	3.0%
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	$325,000	$338,000	4.0%
Johann (Min) You Executive Vice President & Chief Risk Officer	$290,000	$305,000	5.2%
Mark H. Lee Formerly, Executive Vice President & Head of Corporate Banking	$284,000	$307,000	8.1%

Annual Cash Incentive Bonus

We believe that our annual performance-based incentive compensation program, with significant compensation opportunities and incentive criteria primarily tied to the Bank’s performance, aligns the interest of our NEOs with those of our stockholders. For 2016, the annual cash incentive for our Chief Executive Officer had a target of 75% of base salary with a maximum of 125% of base salary, and the target annual cash incentive for each of our other NEOs was 40% of base salary.

The following sections discuss the Compensation Committee’s criteria used to determine 2016 annual cash incentive awards for the Chief Executive Officer and other NEOs.

Chief Executive Officer Award: Performance Measures and Results

In early 2016, the annual cash incentive award opportunity for our Chief Executive Officer was approved by the Compensation Committee. Mr. Kim’s annual cash incentive opportunity is based on profitability, balance sheet growth, regulatory and strategic goals. His target 2016 annual cash incentive award opportunity was 75% of salary. The Compensation Committee established threshold and maximum award opportunities and goals, which set Mr. Kim’s threshold opportunity at 50% of salary and maximum opportunity at 125% of salary. In early 2017, the Compensation Committee reviewed the Bank’s actual financial and regulatory performance relative to approved goals to determine the 2016 annual incentive payout for the CEO. The Compensation Committee approved an annual incentive payout to the CEO equal to 92.2% of his salary, or $650,000, which is rounded down from the scorecard illustrated in the table below.

Performance Measures	Weight	2016 Performance Goals			Actual Results	Bonus Earned
		Minimum	Target	Maximum
Profitability	50%
Return on Average Assets	10%	0.90%	1.12%	1.34%	1.10%	51,273
Return on Average Equity	30%	7.80%	9.54%	11.70%	8.47%	123,117
Efficiency Ratio	10%	51.78%	49.52%	46.84%	51.78%	35,250
Balance Sheet Growth	30%
Deposit Growth (retail)	15%	7.04%	9.30%	10.56%	70.00%	132,188
Total Loan Growth	15%	7.44%	9.60%	11.16%	68.00%	132,188
Regulatory Ratings/ Strategic(a)	20%
		Lower Range	Current Range	Higher Range or Current Range and M&A Deal Approval	Current Range and M&A Deal Approval	$176,250
TOTAL	100%					$650,266

(a)
We are not permitted to disclose regulatory ratings, and the nature of the strategic goals is such that they are not quantifiable. However, Mr. Kim’s regulatory ratings/strategic performance measurement in 2016 was supplemented by the regulatory approval of the Wilshire merger.

Other NEO’s Awards: Performance Objectives and Results

Annual cash incentive awards for all other senior employees with a title of First Vice President and above, including NEOs other than the Chief Executive Officer, are paid under the Company’s Performance Incentive Plan (“PIP”). The PIP was developed to recognize and reward senior officers, who help enhance stockholder value, profitability and customer satisfaction and help meet the strategic goals of the Company. The program also measures performance against agreed-upon goals in determining an incentive award. The PIP is administered by the Chief Executive Officer and approved by the Compensation Committee.

The PIP defines Bank performance and individual goals and establishes incentive award opportunities for each level of management. In early 2016, the Chief Executive Officer recommended the allocation of incentive opportunities to each NEO (excluding himself) and the award basis for 2016 to the Compensation Committee, which then approved the recommendations. The allocation of each year’s PIP accrual, to be paid in the following year, is determined by the relative performance and contribution to the financial results of the Company by each NEO and achievement of individual performance goals under each NEO’s PIP.

The following table summarizes award opportunities and performance basis for each level of management (excluding the Chief Executive Officer).

Level	Target Incentive as a Percentage of Salary	Performance Basis
		Bank	Individual
Senior Executive Vice President	40%	80%	20%
Executive Vice President	35%	75%	25%

Following is a summary of the Bank performance goals approved for 2016, the respective assigned weights in determining the overall payout opportunity, and actual performance results:

Performance Measures	2016 Target Performance Goal	Weight		Actual Results
		Sr. EVP	EVP
Profitability		28.00%	26.25%
Net Income ($millions)	$91.0	5.60%	5.25%	$113.75
Return on Average Equity	9.75%	5.60%	5.25%	8.47%
Return on Average Assets	1.12%	5.60%	5.25%	1.10%
Net Interest Margin	3.74%	5.60%	5.25%	3.75%
Efficiency Ratio	49.31%	5.60%	5.25%	51.78%
Balance Sheet Growth		26.00%	24.38%
Deposit Growth (excluding wholesale)	9.30%	13.00%	12.19%	70.00%
Total Loan Growth	9.60%	13.00%	12.19%	68.00%
Strategic Initiatives		13.00%	12.19%	96.00%
Regulatory Ratings		13.00%	12.19%	100.00%

Total Bank Goals		80.00%	75.00%

Following is a summary of the Individual performance goal categories approved for 2016 and the respective assigned weights in determining the overall payout opportunity:

2016 Individual Goal Category	Sr. EVP Weights	EVP Weights
Meet financial budget goals, including loans, deposits and profitability assigned	2.00%	2.50%
Maintain high standards of asset quality, customer service, and employee morale	2.00%	2.50%
Satisfactory rating for any applicable internal audits, compliance code of ethics related subjects, minimized (litigation or actual cash losses) and timely implementation of corrective actions	2.00%	2.50%
Retain and recruit unit’s critical employees	2.00%	2.50%
Develop staff by providing adequate trainings	2.00%	2.50%
Individual Performance Evaluations Score	10.00%	12.50%
Total Individual Goals	20.00%	25.00%

Upon the recommendation of the Chief Executive Officer, the Compensation Committee approved the following annual cash incentive awards to the following PIP participants, based on the combined achievement of Bank and individual performance in 2016: Ms. Kyu S. Kim $129,000, or 85% of target; Mr. Goddard $94,000, or 76% of target; Mr. You $110,000, or 90% of target; and Mr. Lee 95,000, or 69% of target. The payouts of annual cash incentive bonuses for 2016 to the NEOs were lower than target levels, reflecting a flat budget for such bonuses accrued during the calendar year and a greater-than-budgeted level of participation in the Company’s Performance Incentive Plan. The variance in payouts to these NEOs relative to target was based on evaluation of each executive’s performance against their individual goals, as well as a subjective evaluation of their individual contributions to the successful integration of the merged companies.

Long-Term Equity Incentive Awards

The Compensation Committee believes that equity-based compensation, including stock options and restricted stock units, ensures that the Company’s officers have a personal stake in the long-term success of the Company without encouraging such officers to take inappropriate or unnecessary risks. For this reason, the Compensation Committee has granted long-term equity incentive awards in 2016 vesting over time to our Chief Executive Officer having a value that is approximately 87% of his base salary and to each of our other NEOs having values that range from approximately 60% to 80% of base salary.

Long-term incentive awards have been granted by the Company under two stockholder approved plans, the 2007 Equity Incentive Plan (also referred to as the “2007 Plan”) and, the 2016 Incentive Compensation Plan (also referred to as the “2016 Plan”).

In 2016, the Compensation Committee approved long-term incentive equity awards to be granted to the CEO and the other NEOs. These awards were approved in light of the significant efforts and leadership demonstrated by our NEOs leading up to and following the merger of equals, and consistent with our compensation philosophy and in support of our critical leadership retention needs during the integration. On September 1, 2016, NEOs received the following grants under the 2016 Plan, which were a combination of restricted stock units (“RSUs”) and stock options.

NEO	RSUs	Stock Options
Kevin S. Kim President & Chief Executive Officer	25,000	60,000
Douglas J. Goddard Executive Vice President & Chief Financial Officer	7,500	20,000
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	9,000	30,000
Johann (Min) You Executive Vice President & Chief Risk Officer	8,500	20,000
Mark H. Lee Formerly, Executive Vice President & Head of Corporate Banking	7,500	25,000

One-third of the RSUs and stock options granted to the CEO vested immediately upon the date of the award grant. The remaining two-thirds vest in two equal annual installments on the first two anniversaries of the date of the grant. The RSUs and stock options granted to the other NEOs vest in equal annual installments over five years.

In light of the time-frame of the final merger approval, the Compensation Committee deferred development of a more formal long-term incentive strategy to 2017, which will be designed to deliver long-term incentive awards based in part on the achievement of longer-term financial performance objectives.

Long-Term Cash Incentive Plan

The Company has a legacy Long Term Incentive Plan (also referred to as “LTIP”), which was implemented to incentivize certain executive officers to remain employed by the Company for the long term and to provide a vehicle to build a retirement fund beyond the Company’s 401(k) plan. Following the substantial completion of the physical integration of the merger, the Compensation Committee began evaluating the future of this plan and is currently in the process of developing a new long-term cash incentive plan to replace the LTIP. As of 2016, there are only two NEOs who participate in this plan:

•
Kyu S. Kim became an LTIP participant in 2008. According to the terms of her individual LTIP agreement, Kyu S. Kim is entitled to have up to $30,000 per year, for a ten-year period beginning in 2008, credited to a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when she reaches 65 years of age. The agreement has a five-year vesting cliff of 50% of her total contribution amounts plus accrued interest in her deferred compensation account, with an additional 10% of the total contributions plus accrued interest vesting in each of years six through ten.

•
Kevin S. Kim became an LTIP participant in 2014. According to the terms of his individual LTIP agreement, Kevin S. Kim is entitled to have up to $50,000 per year, for a five-year period beginning in 2014, credited to a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when he reaches 65 years of age. The agreement has a three-year vesting cliff of 50% of his total potential contribution amount plus accrued interest in his deferred compensation account, with an additional 25% of the total contributions plus accrued interest vesting in each of years four and five.

The LTIP requires the satisfaction of certain performance criteria by each participant each year in order for the NEO to receive full credit for his or her potential yearly contribution. Performance criteria are determined in advance by our board of directors each year.

For 2016, the Compensation Committee established return on average assets and return on average equity target performance goals of 1.12% and 9.75%, respectively, each assigned a weight of 50%. In order to achieve a contribution associated with either goal, at least 90% of target performance must be achieved. Reduced contributions are awarded for performance between 90% and 100% of target for each goal independently. The Company’s return on average assets exceeded 90% of target, however, the return on average equity performance was below 90%, resulting in no contribution for that goal. The Company credited $20,250 and 12,150 to Kevin S. Kim and Kyu S. Kim’s deferred accounts, respectively, or 40.5% of their maximum contribution opportunity, summarized as follows:

Performance Criteria	Weight	Target Goal	Actual Results	% of Target Achieved	% of Maximum Contribution Awarded
Return on Average Assets	50%	1.12%	1.10%	98.2%	40.5%
Return on Average Equity	50%	9.75%	8.47%	86.9%	0.0%

The LTIP provides for full vesting of a participant’s then-current account balance in the event of the participant’s death during employment. The LTIP provides for accelerated contribution of remaining contribution amounts upon separation from service other than for cause or death and partial accelerated vesting of the balance in the deferred compensation accounts plus such additional contributions upon the occurrence the executive’s separation from service for good reason within 12 months following a change in control event. Kevin S. Kim’s employment agreement provides for accelerated vesting of his LTIP account balance upon termination of his employment in circumstances as described beginning on page 32.

Other Practices, Policies and Guidelines

Stock Ownership Guidelines

Our executive compensation program includes stock ownership guidelines for our Chief Executive Officer and non-employee directors. The individuals subject to the guidelines generally have five years from the date the guidelines were adopted, their election to the board or their appointment as Chief Executive Officer to meet the guidelines. If guidelines have not been met within the five-year period, such individuals must retain 100% of the net shares received pursuant to any equity incentive award, after shares are sold or withheld, as the case may be, to pay any exercise price or satisfy any tax obligations arising in connection with the exercise, vesting or payment of the award. Adopted guidelines are as follows:

Role	Guideline
Chief Executive Officer	5x base salary
Non-Employee Directors	3x annual cash retainer

We do not have any stock ownership guidelines or requirement for any of our NEOs other than our Chief Executive Officer.

Currently, our Chief Executive Officer ownership level exceeds the above stated guideline.

Our NEOs are subject to the policy prohibiting the hedging and pledging of our stock, which is discussed under “Hedging and Pledging Prohibition” on page 15.

Clawback Policy

Our executive compensation program includes a clawback policy that provides for the recoupment of certain incentive based compensation that was earned, vested and granted to our executive officers, including former executive officers, based on any financial reporting measure, our stock price or total stockholder return. Incentive compensation is subject to recoupment if received within any of the three fiscal years prior to the determination that a material error in our financial statements has occurred requiring an accounting restatement. This policy is intended to comply with Section 954 of the Dodd-Frank Act and any applicable stock exchange rules that may be adopted under such act.

Other Benefits

The NEOs are entitled to participate in the same benefits programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, paid vacation and the Company contributions to the 401(k) Plan, if any. The Company provides limited perquisites to its NEOs, such as auto allowances and club dues, where the club enhances opportunities to meet and network with prospective customers and other business leaders. Please see the footnotes to the Summary Compensation Table on page 36 for further information.

CEO Employment Agreement

The Company and Mr. Kim entered into an Amended and Restated Employment Agreement (the “Agreement”) in July 2014. The following summary presents the material terms of the Agreement and is qualified in its entirety by reference to the Form 8-K previously furnished to the SEC on July 11, 2014.

•
Term. Mr. Kim became employed as the Chief Executive Officer and President of the Company and the Bank for an initial term of five years, commencing as of April 11, 2014, which term is subject to annual twelve-month extensions. Mr. Kim’s employment is “at will,” meaning that either he may terminate his employment on 90 days’ notice given at any time or the Company may terminate his employment at any time, in either case with or without any specified reason. The Agreement provides for certain payments to Mr. Kim, described below, upon termination of his employment.

•
Non-equity Compensation. Mr. Kim is to receive an annual base salary, which may be adjusted at the discretion of the Company’s board of directors based on annual reviews required by the Agreement. Mr. Kim is eligible to receive annual discretionary cash bonuses based on the reasonable determination of the Company’s and Bank’s board of directors, or applicable committees of such boards, regarding Mr. Kim’s performance of his responsibilities in accordance with specified performance criteria. Such bonuses may range between 50% and 125% of his annual base salary with the target bonus amount at 75% of his annual base salary, depending on the board of directors’ reasonable determination of the degree to which he has achieved the specified performance criteria and has an acceptable overall performance evaluation. In addition, Mr. Kim is entitled to an automobile allowance of $1,450 a month, reimbursement of the cost of monthly membership fees and dues at a specified social club and a specified country club, perquisites and benefit plans available to other executive employees of the Company, and reimbursement of reasonable business-related expenses.

•
Equity Compensation. Mr. Kim received a grant of 30,000 shares of restricted stock that are subject to forfeiture and are not transferable by Mr. Kim until vested. He also received nonqualified stock options to purchase 200,000 shares of common stock of the Company. Each of these grants vests in five equal annual installments beginning on the first anniversary of date of the award grant. Both of such grants are subject to the terms and conditions of the 2007 Plan. The Agreement also confirms that the previous grant by the Company of 20,000 restricted stock units to Mr. Kim on March 6, 2013 under the 2007 Plan remains in effect. Pursuant to the Agreement, the Company has also undertaken to adopt and implement the 2008 Long-Term Incentive Plan (“LTIP”) for Mr. Kim, the material terms of which are discussed on page 30. On February 24, 2016, the Compensation Committee (with Mr. Kim’s consent) recommended, and on February 25, 2016, the board of directors approved a 30,000 share reduction in the number of shares subject to the June 27, 2014 stock option grant to Mr. Kim. Such reduction was made to bring the total equity grants to Mr. Kim within the individual annual grant limit under the 2007 Plan. The remaining 170,000 stock options vest and become exercisable 40,000 stock options each on the first four anniversaries of the grant date and 10,000 stock options on the fifth anniversary.

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

•
Limitations on Payments. The amounts payable to Mr. Kim upon termination of employment will be subject to certain limitations intended to result in such payments not being subject to the penalties imposed on “parachute payments” or on certain nonqualified deferred compensation pursuant to the Internal Revenue Code. In addition, Mr. Kim’s entitlement to amounts other than the Accrued Benefits will be subject to the requirement that he execute a release of all claims against the Company, the Bank and certain related persons arising out of or relating to his employment, the Agreement, his compensation, the circumstances of his termination and other specified matters.

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

2017 CEO Employment Agreement
On April 27, 2017, the Company and the Bank entered into a Second Amended and Restated Employment Agreement (the “2017 Agreement”), effective as of April 1, 2017, with Mr. Kevin S. Kim with respect to his service as the Chief Executive Officer and President of both the Company and the Bank.  The 2017 Agreement replaces Mr. Kim’s existing employment agreement entered into with the Company on July 11, 2014.

•
Term. Mr. Kim will be employed as the Chief Executive Officer and President of the Company and the Bank during the term of the 2017 Agreement and will report in such capacities to the boards of directors of the Company and the Bank, respectively.  Mr. Kim has agreed that he will serve as a director of the Company and the Bank during the term of the 2017Agreement and the Company has agreed that it will use all reasonable efforts to cause Mr. Kim to be nominated for reelection as a director during such term.  The 2017 Agreement has an initial term of five years, commencing as of April 1, 2017, which term is subject to annual twelve-month extensions unless the Company or Mr. Kim gives a notice of non-renewal to the other not less than 60 days prior to the end of the initial term or the relevant renewal term, and provided that the term may not be extended beyond March 31, 2024.  The 2017 Agreement specifies that Mr. Kim’s employment is to be “at will,” meaning that either he or the Company may terminate his employment, in the case of the Company, effective immediately for Cause or effective following thirty (30) days prior written notice without Cause, and in the case of Mr. Kim, on 90 days’ prior written notice, given at any time, and with or without any specified reason. The 2017 Agreement provides for certain payments to Mr. Kim, described below, upon termination of his employment.

•
Non-equity Compensation. Mr. Kim will receive an annual base salary at an initial rate of $840,000 per year, which is referred to as his “Annual Base Salary.”  The initial annual rate of salary may be adjusted at the discretion of the Company’s board of directors based on annual reviews required by the 2017 Agreement.  Any such adjusted annual rate of salary will thereafter be Mr. Kim’s Annual Base Salary.  The 2017 Agreement also provides for annual cash bonuses, which may be based on individual and/or Company-related performance objectives, each of which shall be determined in good faith by the Compensation Committee.  The annual target bonus opportunity will equal seventy-five percent (75%) of Mr. Kim’s Annual Base Salary in effect when the bonus terms for any given year are approved, and the actual annual bonus earned may be greater or less than the target bonus opportunity depending on the level of achievement of the goals set by the Compensation Committee. Mr. Kim must receive at least an “Acceptable” overall rating in his annual evaluation to be entitled to payment of any annual bonus for the year in question.  In addition, Mr. Kim will be entitled to four (4) weeks of paid vacation per calendar year, the exclusive use of an automobile of such type and quality as the Company’s board deems reasonable, reimbursement of the cost of monthly membership fees and dues at a specified social club and a specified country club, perquisites and benefit plans available to other executive employees of the Company, and reimbursement of reasonable business-related expenses.

•
Equity Compensation. Pursuant to the 2017 Agreement, Mr. Kim will receive annual grants of equity based incentive awards with aggregate grant date fair values equal to at least one hundred and twenty-five percent (125%) of Mr. Kim’s Annual Base Salary in effect when the equity awards are granted. The forms and terms of the equity awards will be determined by the Compensation Committee.  The 2017 Agreement acknowledges that the Company previously adopted and implemented a Long Term Incentive Plan for Mr. Kim.  The 2017 Agreement further provides that if the Company adopts and implements a supplemental executive retirement plan (“SERP”) during the term of the 2017 Agreement, the Company may, in its discretion, adopt and implement a SERP for Mr. Kim.

•
Termination Clauses. The 2017 Agreement provides that upon termination of Mr. Kim’s employment for any reason he will be entitled to receive, to the extent not previously paid, all salary earned or accrued through the date of termination, all annual bonuses earned for calendar years completed prior to the date of termination, reimbursement for reasonable and necessary business expenses incurred by him through the date of termination and any other payments and benefits to which he is entitled under applicable compensation arrangements or benefit plans, such as accrued vacation pay, but not including any severance payment provided for in the Company’s severance policies applicable to its salaried employees generally.  In addition, if Mr. Kim’s employment has not been terminated by the Company for Cause or by Mr. Kim without Good Reason (as both terms are defined in the 2017 Agreement), Mr. Kim shall be paid an amount equal to a pro rata portion of his annual bonus for the portion of the year completed up to the effective date of his termination, which pro rata portion will be based on actual performance through the entire year and calculated as if Mr. Kim had remained employed.  The foregoing amounts are collectively referred to in the 2017 Agreement as the “Accrued Benefits.”

•
Termination Pay. If Mr. Kim’s employment is terminated by the Company without Cause or by Mr. Kim with Good Reason before a Change in Control of the Company (as defined in the 2017 Agreement), he will be entitled to receive, in addition to the Accrued Benefits, severance pay equal to one hundred and fifty percent (150%) of his then current Annual Base Salary payable in a lump-sum within thirty (30) days after the termination date.  In addition, all unvested awards granted to Mr. Kim pursuant to the Equity Incentive Plan as provided in the 2017 Agreement or otherwise will vest; provided that all awards intended to qualify as performance-based compensation for purposes of Internal Revenue Code Section 162(m) shall remain subject to the applicable performance conditions and will vest only to the extent the performance conditions are satisfied. If the Company has adopted a SERP for Mr. Kim, all amounts and other benefits provided to Mr. Kim under the SERP that have accrued as of the date immediately preceding the date of his termination, are subject only to time-based vesting requirements as of the date immediately preceding the date of termination, and are unvested as of that date will automatically become fully vested. If Mr. Kim’s termination of employment by the Company without Cause or by Mr. Kim with Good Reason occurs within one year after a Change in Control of the Company, Mr. Kim will be entitled to receive the foregoing amounts and benefits, except that the severance payment will be equal to two hundred and fifty percent (250%) of his then current Annual Base Salary.

•
Limitations on Payments. The amounts payable to Mr. Kim upon termination of employment will be subject to certain limitations intended to result in such payments not being subject to the penalties imposed on “golden parachute” payments or on certain “nonqualified deferred compensation” pursuant to the Internal Revenue Code.  In addition, Mr. Kim’s entitlement to amounts other than Accrued Benefits will be subject to the requirement that he execute a release of all claims against the Company, the Bank and certain related persons arising out of or relating to his employment, the 2017 Agreement, his compensation, the circumstances of his termination and other specified matters.  The release document also includes a release of certain types of claims by the Company and includes exceptions for certain types of claims that may be made by Mr. Kim, including but not limited to claims for indemnification with respect to his acts as an officer or director of the Company, and retirement or other benefit plan entitlements. Furthermore, certain “golden parachute” and indemnification payments to be made to Mr. Kim pursuant to the 2017 Agreement or otherwise are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any regulations promulgated thereunder, including 12 C.F.R. Part 359. Finally, the Company is entitled to offset against any severance payable to Mr. Kim any undisputed amounts owed to the Company by Mr. Kim; provided that no amount that constitutes “nonqualified deferred compensation” within the meaning of Section 409A of the Internal Revenue Code may be subject to offset by any other amount unless otherwise permitted by such Section 409A.

•
Clawback Features. The 2017 Agreement provides that the Company may, subject to the discretion and approval of the boards of directors of the Company and the Bank, as applicable, and to the extent permitted by governing law, require the reimbursement (with interest) or cancellation of any bonus or other incentive compensation, including stock-based compensation, awarded to Mr. Kim if all of the following factors are present: (a) the award was predicated upon achievement of financial results that were subsequently the subject of a material restatement, (b) the board of directors of the Company or the Bank, as applicable, determines the Mr. Kim has engaged in fraud or intentional misconduct that was a substantial contributing cause to the need for the restatement, and (c) a lower award would have been made to Mr. Kim based upon the restated financial results.  The 2017 Agreement further provides that in no event shall the total compensation paid upon departure of Mr. Kim from the Company be in an amount that exceeds the level of compensation that applicable bank regulatory authorities consider to constitute safe and sound at the time of such payment, taking into account applicable laws, regulations and regulatory guidance.

•
Confidentiality and Nonsolicitation. The 2017 Agreement includes provisions requiring Mr. Kim to maintain the confidentiality of confidential and proprietary information of the Company, as defined in Company policies, and to use such information only for permitted purposes.  Mr. Kim has also agreed that during the term of the 2017 Agreement and until the first anniversary of the date of termination of his employment he will not solicit any employee of the Company or any individual employed by the Company within six (6) months of Mr. Kim’s date of termination for the purpose of inducing the employee to leave the employ of the Company.

Compensation Risk Considerations
The Compensation Committee has concluded that the Company’s compensation arrangements do not encourage employees to take unnecessary and excessive risks. We do not believe that any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Tax, Accounting and Regulatory Considerations

We take tax, accounting and regulatory requirements into consideration in choosing the particular elements of our compensation and in establishing the procedures we use to set and pay those elements. We seek to pay compensation in the most tax-effective manner where reasonably possible, and, therefore, we take tax considerations into account.

In doing so, we consider the requirements of Section 162(m) of the Internal Revenue Code. Section 162(m) provides that payments of compensation in excess of $1,000,000 annually to a covered employee (the Chief Executive Officer and each of the three-highest paid executive officers other than the Chief Executive Officer and the Chief Financial Officer) will not be deductible for purposes of U.S. corporate income taxes unless it is “performance-based” compensation and is paid pursuant to a plan and procedures meeting certain requirements of the Internal Revenue Code. Under our stockholder approved 2016 Plan and 2015 Executive Annual Incentive Compensation Program our Compensation Committee may issue awards that qualify as deductible performance-based compensation under Section 162(m). However, we may pay compensation that does not satisfy the requirements of Section 162(m) where we believe that it is in the best overall interests of the Company. We believe that the Chief Executive Officer’s 2016 annual cash incentive award is performance-based for purposes of Section 162(m), and that substantially all of the balance of his compensation taxable in 2015 is within the $1,000,000 annual deduction limit under Section 162(m).

Section 409A of the Internal Revenue Code provides that an employee receiving deferred compensation (including certain types of equity awards) is subject to additional income tax and interest charges unless the deferred compensation is paid pursuant to a plan and procedures meeting certain requirements of Section 409A. It is our intention to deliver any deferred compensation in a manner that which complies with the requirements under Section 409A.

EXECUTIVE COMPENSATION TABLES

I. 2016 Summary Compensation Table

The Summary Compensation Table and related narratives present the compensation paid to or earned by our Named Executive Officers for the three years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Options Awards ($)(4)	Non-Equity Incentive Plan Compen- sation ($)(5)	Change in Pension Value and Nonqualified Deferred Comp Earnings ($)(6)	All Other Compen-sation ($)(7)	Total ($)
Kevin S. Kim President & Chief Executive Officer	2016 2015 2014	696,346 668,077 589,231	1,100 857 908	429,500 — 470,400	276,477 — 520,979	670,250 648,224 602,500	3,406 2,695 653	40,097 49,190 46,506	2,117,176 1,369,043 2,231,117
Douglas J. Goddard Executive Vice President & Chief Financial Officer	2016 2015 2014	307,425 298,442 288,414	1,100 857 910	128,850 — —	64,669 — —	93,000 95,000 94,000	— — —	26,913 26,238 26,238	621,957 420,537 409,562
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	2016 2015 2014	334,250 322,308 305,442	1,100 788 827	154,620 — —	97,003 — —	141,150 153,000 143,000	1,455 1,282 992	30,567 29,976 27,351	760,145 507,354 477,612
Johann (Min) You Executive Vice President & Chief Risk Officer	2016 2015 2014	300,317 287,308 226,154	1,100 857 100,908	146,030 — —	97,003 — —	109,000 100,000 82,000	— — —	25,725 23,824 11,146	679,175 411,989 420,208
Mark H. Lee(8) Formerly, Senior Executive Vice President & Head of Corporate Banking	2016 2015 2014	300,166 281,685 273,925	1,100 857 908	128,850 — —	80,836 — —	94,000 92,000 88,000	— — —	25,725 25,050 25,050	630,677 399,592 387,883
__________

(1)	The amounts reported in the Salary column reflect the actual amount paid in each year.

(2)	Each current NEO received holiday bonuses made up of gift cards aggregating approximately $1,100 in the fourth quarter of 2016.

(3)
The amounts reported in the Stock Awards column represent the aggregate grant date fair value for restricted stock and restricted stock units granted in each respective year. In recognition of Kevin S. Kim’s efforts that led to the Wilshire merger, Kevin S. Kim was granted 25,000 restricted stock units on September 1, 2016 under the 2016 Plan, one-third of which vested immediately and an additional one-third vesting on each of the first two anniversaries of the grant date. In recognition of the other NEOs’ efforts that contributed to the Wilshire merger, Douglas J. Goddard, Kyu S. Kim, Johann (Min) You and Mark H. Lee were granted 7,500, 9,000, 8,500 and 7,500 restricted stock units, respectively, on September 1, 2016 under the 2016 Plan, and these restricted stock units vest 20% each on the first five anniversaries of the grant date. The closing price of the Company’s stock on September 1, 2016 was $17.18. Pursuant to SEC regulations regarding the valuation of equity awards, amounts in the “Stock Awards” column represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 11 of the Hope Bancorp consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, incorporated by reference for information regarding assumptions underlying valuation of equity awards.

(4)
The amounts reported in the Options Awards column represent the aggregate grant date fair value for stock options granted in each respective year. Kevin S. Kim was granted 30,660 stock options on May 26, 2016 under the 2007 Plan, which vest and become exercisable on April 11, 2019, the fifth anniversary of his employment as President and Chief Executive Officer of the Company and Bank. The strike price of these stock options is $16.12, which is the closing price of the Company’s stock on the grant date of May 26, 2016. In recognition of Kevin S. Kim’s efforts that led to the Wilshire merger, Kevin S. Kim was also granted 60,000 stock options with a strike price of $17.18 on September 1, 2016 under the 2016 Plan, one-third of which vested immediately and an additional one-third vesting on each of the first two anniversaries of the grant date. In recognition of the other NEOs’ efforts that contributed to the Wilshire merger, Douglas J. Goddard, Kyu S. Kim, Johann (Min) You and Mark H. Lee were granted 20,000, 30,000, 30,000 and 25,000 stock options, respectively, with a strike price of $17.18 on September 1, 2016 under the 2016 Plan, and these options vest 20% each on the first five anniversaries of the grant date. The closing price of the Company’s stock on September 1, 2016 was $17.18. Note that the amounts reported in this column represent the applicable grant date fair values of stock options in accordance with FASB ASC Topic 718, which do not necessarily correspond to the actual economic value that will be received by the NEO from the options. See Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding assumptions underlying valuation of equity awards.

(5)
Amounts shown are for services rendered during the year indicated, but were typically paid in the subsequent year. The amounts shown represent annual cash incentive bonuses and Company contribution credits to deferred compensation accounts under the Company’s Long Term Cash Incentive Plan, both of which are more fully described in the CD&A.

(6)
Amounts shown are above-market interest on LTIP deferred accounts, based on the difference between the 6.25% annual interest rate provided on the LTIP accounts and 120% of the applicable federal long-term rate (compounded monthly) in effect at the time the LTIP was established, which was 3.06% for Kevin S. Kim and 4.60% for Kyu S. Kim.

(7)
For 2016, all other compensation for each NEO includes perquisites, matching contributions to the Company’s 401(k) Plan and auto allowance. The Company made matching contributions to the Company’s 401(k) Plan for 2016 in the amount of $11,925 each for Kevin S. Kim, Douglas J. Goddard, Kyu S. Kim, Johann (Min) You and Mark H. Lee. All other compensation include auto allowances of $17,400 for Kevin S. Kim and $13,800 each for Douglas J. Goddard, Kyu S. Kim, Johann (Min) You and Mark H. Lee. For Kevin S. Kim, all other compensation in 2016 also included monthly membership fees at a social club and a country club, aggregating $9,740. All other compensation in 2016 also includes the estimated value of the Bank Owned Life Insurance benefit of $1,032 for Kevin S. Kim, $1,188 for Douglas J. Goddard and $3,960 for Kyu S. Kim based on the cost of coverage specified by the IRS group-term life insurance premium table.

(8)	Mr. Lee tendered his resignation effective March 24, 2017.

II. 2016 Grants of Plan-Based Awards Table

The following summarizes non-equity and equity incentive awards granted to the NEOs during the fiscal year ended December 31, 2016. The award granted on May 26, 2016 was made under the 2007 Plan, and awards granted on September 1, 2016 were made under the 2016 Plan. No other plan-based awards were granted to NEOs during the year.

		Estimated Possible Payouts Under Non-equity Incentive Plan Awards(1)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Kevin S. Kim President & Chief Executive Officer	3/23/2016	352,500	528,750	881,250
	5/26/2016					30,660	16.12	91,938
	9/1/2016				25,000			429,500
	9/1/2016					60,000	17.18	184,539
Douglas J. Goddard Executive Vice President & Chief Financial Officer	3/23/2016		124,012
	9/1/2016				7,500	20,000	17.18	193,519
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	3/23/2016		152,100
	9/1/2016				9,000	30,000	17.18	251,623
Johann (Min) You Executive Vice President & Chief Risk Officer	3/23/2016		121,800
	9/1/2016				8,500	30,000	17.18	243,033
Mark H. Lee Formerly, Senior Executive Vice President & Head of Corporate Banking	3/23/2016		138,024
	9/1/2016				7,500	25,000	17.18	209,686
__________

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

III. 2016 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information concerning the value of all unexercised options and unvested stock awards awarded to the NEOs and remaining outstanding as of December 31, 2016. This includes options and unvested restricted stock and restricted stock units granted under the 2016 Plan and the 2007 Plan.

		Option Awards(1)				Stock Awards
Name	Option/Stock Award Grant Date	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Kevin S. Kim President & Chief Executive Officer	4/11/2014					18,000	394,020
	6/27/2014	80,000	90,000	15.88	6/27/2024
	5/26/2016		30,660	16.12	5/26/2026
	9/1/2016	20,000	40,000	17.18	9/1/2016
	9/1/2016					16,667	364,841
Douglas J. Goddard Executive Vice President & Chief Financial Officer	9/1/2016		20,000	17.18	9/1/2026
	9/1/2016					7,500	164,175
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	6/26/2013					1,600	35,024
	9/1/2016		30,000	17.18	9/1/2026
	9/1/2016					9,000	196,740
Johann (Min) You Executive Vice President & Chief Risk Officer	9/1/2016		30,000	17.18	9/1/2026
	9/1/2016					8,500	186,065
Mark H. Lee Formerly, Senior Executive Vice President & Head of Corporate Banking	9/1/2016		25,000	17.18	9/1/2026
	9/1/2016					7,500	164,175
__________

(1)
Terms of outstanding stock options are for a period of ten years from the date the option is granted. Vested options may be exercised during a period not to exceed three months following the termination of an optionee’s continuous service to the Company for any reason other than disability or death or earlier expiration of the option. If an optionee becomes disabled or dies during his service to the Company, the optionee’s vested options may be exercised up to 12 months following the date of termination of employment or earlier expiration of the option. Kevin S. Kim was granted 170,000 stock options on June 27, 2014 under the 2007 Plan, which vest and become exercisable as to 40,000 stock options on each of the first four anniversaries of April 11, 2014, the commencement date of his employment as President and Chief Executive Officer of the Company and Bank (the “Commencement Date”) and 10,000 stock options on the fifth anniversary of the Commencement Date. The vesting schedule reflects a correction from the previously reported schedule. The strike price of these stock options is $15.88, which is the closing price of the Company’s stock on the grant date of June 27, 2014. Kevin S. Kim was granted 30,660 stock options on May 26, 2016 under the 2007 Plan, which vest and become exercisable on the fifth anniversary of the Commencement Date. The strike price of these stock options is $16.12, which is the closing price of the Company’s stock on the grant date of May 26, 2016. Kevin S. Kim was granted 60,000 non-qualified stock options on September 1, 2016 under the 2016 Plan, one-third of which was vested and exercisable immediately and an additional one-third vests and becomes exercisable on each of the first two anniversaries of the grant date. Douglas J. Goddard, Kyu S. Kim, Johann (Min) You and Mark H. Lee were granted 20,000, 30,000, 30,000 and 25,000 stock options, respectively, on September 1, 2016 under the 2016 Plan, and these options vest and become exercisable 20% each on each of the first five anniversaries of the grant date. The closing price of the Company’s stock on September 1, 2016 was $17.18.

(2)
Kevin S. Kim was granted 30,000 shares of restricted stock pursuant to the 2007 Plan on April 11, 2014, which vest 20% on each of the first five anniversaries of the grant date. Kevin S. Kim was granted 25,000 shares of restricted stock units pursuant to the 2016 Plan on September 1, 2016, one-third of which vested immediately and an additional one-third vests on each of the first two anniversaries of the grant date. Kyu S. Kim was granted 4,000 restricted stock units pursuant to the 2007 Plan on June 26, 2013, which vest 20% on each of the first five anniversaries of the grant date. Douglas J. Goddard, Kyu S. Kim, Johann (Min) You and Mark H. Lee were granted 7,500, 9,000, 8,500 and 7,500 restricted stock units, respectively, pursuant to the 2016 Plan on September 1, 2016, which vest 20% on each of the first five anniversaries of the grant date.

(3)	Value based on $21.89, the closing price per share of our common stock on December 30, 2016.

IV. 2016 Option Exercises and Stock Vested Table

The following table presents information concerning the number of shares acquired and the value realized during 2016 upon the exercise of stock options and the vesting of restricted stock and restricted stock units previously granted to each of the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Kevin S. Kim President & Chief Executive Officer	—	—	6,667(2) 6,000(2) 8,333(2)	101,538 88,260 143,161
Douglas J. Goddard Executive Vice President & Chief Financial Officer	—	—	2,700(3)	38,421
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	—	—	2,325(4) 800(4)	33,085 11,272
Mark H. Lee Formerly, Senior Executive Vice President & Head of Corporate Banking	—	—	2,375(5)	33,796
__________

(1)	Values were determined by multiplying the number of shares or units, as applicable, that vested by the closing market price of our common stock on the vesting date.

(2)
Kevin S. Kim was granted 20,000 restricted stock units on March 6, 2013, which vest in equal thirds on each of the first three anniversaries of the grant date. Of these restricted stock units, 6,667 vested on March 6, 2016, and the closing market price of our common stock on the first trading day following the vesting date was $15.23. Kevin S. Kim was granted 30,000 shares of restricted stock on April 11, 2014, which vest 20% on each of the first five anniversaries of the grant date. Of these restricted stock shares, 6,000 vested on April 11, 2016, on which date the closing market price of our common stock was $14.71. Kevin S. Kim was granted 25,000 shares of restricted stock units on September 1, 2016, one-third of which vested immediately and an additional one-third vests on each of the first two anniversaries of the grant date. Of these restricted stock units, 8,333 vested on September 1, 2016, on which date the closing market price of our common stock was $17.18.

(3)
Douglas J. Goddard was granted 10,800 restricted stock units on February 10, 2012, which vest 50% on the second anniversary of the grant date and 25% after each of the third and fourth anniversaries of the grant date. Of these restricted stock units, 2,700 vested on February 10, 2016, on which date the closing market price of our common stock was $14.23.

(4)
Kyu S. Kim was granted 9,300 restricted stock units on February 10, 2012, which vest 50% on the second anniversary of the grant date and 25% after each of the third and fourth anniversaries of the grant date. Of these restricted stock units, 2,325 vested on February 10, 2016, on which date the closing market price of our common stock was $14.23. Kyu S. Kim was granted 4,000 restricted stock units on June 26, 2013, which vest 20% each on the first five anniversaries of the grant date. Of these restricted stock units, 800 vested on June 26, 2016, and the closing market price of our common stock on the first trading day following the vesting date was $14.09.

(5)
Mark H. Lee was granted 9,500 restricted stock units on February 10, 2012, which vest 50% on the second anniversary of the grant date and 25% after each of the third and fourth anniversaries of the grant date. Of these restricted stock units, 2,375 vested on February 10, 2016, on which date the closing market price of our common stock was $14.23.

V. 2016 Nonqualified Deferred Compensation Table

The following table presents information concerning deferred compensation during the fiscal year ended December 31, 2016. Kevin S. Kim and Kyu S. Kim currently are the only NEOs employed with the Company and participating in the Company’s Long Term Cash Incentive Plan. A full narrative description of the deferred compensation plan for executives may be found in the CD&A.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(3)
Kevin S. Kim President & Chief Executive Officer	—	20,250	8,257	—	136,624
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	—	12,150	12,459	—	206,159
__________

(1)	The full amount of these contributions is reported as 2016 non-equity incentive plan compensation in the Summary Compensation Table.

(2)
The earnings on the employee deferred compensation plans are calculated based on the total amount of interest accrued on account balances during 2016. The above-market portion of these interest amounts in 2016, which amounted to $3,406 for Kevin S. Kim and $1,455 for Kyu S. Kim are reported in the Summary Compensation Table.

(3)
The aggregate balance at last fiscal year end includes $108,117 for Kevin S. Kim and $181,550 for Kyu S. Kim that was reported as compensation to them in the Summary Compensation Table for years prior to 2016.

VI. Potential Payments Upon Termination of Employment or Change in Control

The following table presents the estimated payments and benefits that each Named Executive Officer would have been entitled to receive if his or her employment had terminated on December 31, 2016 for the various reasons specified in the table. Unless otherwise indicated, all amounts are payable in lump sums.

Name	Cash Severance Arrangements/Compensation ($)	Acceleration of Unvested Options and Stock Awards ($)(1)	Total Termination Benefits ($)
Kevin S. Kim Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	50,000(3) 1,175,812(2)(3) — 1,880,812(2)(3) 68,312(4) —	— 1,665,069 — 1,665,069 1,665,069 1,665,069	50,000 2,840,881 — 3,545,881 1,801,693 1,665,069
Douglas J. Goddard Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — — — —	— — — 258,375 258,375 258,375	— — — 258,375 258,375 258,375
Kyu S. Kim Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — —(3) —(4) —	— — — 373,334 373,334 373,334	— — — 373,334 373,334 373,334
Johann (Min) You Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — — — —	— — — 327,365 327,365 327,365	— — — 327,365 327,365 327,365
Mark H. Lee Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — — — —	— — — 281,925 281,925 281,925	— — — 281,925 281,925 281,925
__________

(1)
The 2007 Plan and 2016 Plan allow for vesting of all restricted stock and performance units and stock options upon a change in control, death or the finding of permanent disability. This calculation assumes that each NEO’s restricted stock and performance units were paid out in stock at the closing price on December 30, 2016, of $21.89 per share, and that unvested stock options were paid out in the amount of the difference between the stock closing price on December 30, 2016 of $21.89 per share and the option exercise price. As of December 31, 2016, Kevin S. Kim had 90,000 unvested stock options with an option exercise price of $15.88, 30,660 unvested stock options with an option exercise price of $16.12 and 40,000 unvested stock options with an option exercise price of $17.18. Douglas J. Goddard, Kyu S. Kim, Johann (Min) You and Mark H. Lee had unvested stock options of 20,000, 30,000, 30,000 and 35,000 shares, respectively, all with an option exercise price of $17.18.

(2)
Pursuant to the terms of Kevin S. Kim's employment agreement, which is described in more detail beginning on page 32, Kevin S. Kim would have been entitled to cash severance of 150% of his annual base salary, or $1,057,500, for involuntary termination occurring on December 31, 2016, other than for cause and not in connection with a change in control of the Company, and 250% of his annual base salary, $1,762,500 for involuntary termination occurring on December 31, 2016 within one year following a change in control.

(3)
The LTIP provides for an increase in the LTIP benefits upon voluntary or involuntary termination of employment without cause, other than as a result of death, including a good reason termination of employment within 12 months following a change of control. Kevin S. Kim’s employment agreement provides for the full vesting of his LTIP account balance accrued prior to termination of employment upon involuntary termination of employment without cause, other than as a result of death, including a good reason termination of employment within 12 months following a change of control. As of December 31, 2016, Kevin S. Kim was 50% vested in his LTIP account balance of $136,624. Under his LTIP agreement, Kevin S. Kim would have been entitled to a benefit of $118,312, equal to 50.0% of the sum of his account balance on December 31, 2016 and his potential contributions for years thereafter, upon voluntary or involuntary termination of employment without cause, other than as a result of death, including termination within 12 months following a change in control occurring on December 31, 2016, payable in accordance with the terms of his LTIP. As a result of the vesting provisions in his employment agreement, upon an involuntary termination of employment without cause or in connection with a change in control, Kevin S. Kim would have been entitled to an LTIP benefit of $68,312, equal to an additional 50.0% of his pre-termination account balance. The amounts included in the table for Kevin S. Kim upon involuntary termination without cause or in connection with a change in control is the difference between this combined benefit $186,624 and his vested account balance of $68,312 (50% of $136,624). Ms. Kim would not have been entitled to any additional LTIP benefit, other than her then-vested benefit, as the result of a change in control or termination of employment occurring on December 31, 2016.

(4)
The LTIP allows for payment of 100% of a participant’s account balance upon the death of the participant. Kevin S. Kim and Kyu S. Kim are participants in the LTIP, and had LTIP account balances of $136,624 and $206,159, respectively, as of December 31, 2016. Kevin S. Kim was 50% vested in his LTIP account balance, and Kyu S. Kim was 100% vested in her LTIP account balance as of December 31, 2016. The amounts included in the table are $68,312 for Kevin S. Kim (the unvested 50% of his account balance and $0 for Kyu S. Kim, which reflect the excess of the amounts payable in the event of death occurring on December 31, 2016 over the then-vested benefit amounts.

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

Cash Compensation

For 2016, each non-management director received an annual cash retainer of $54,000, paid in monthly installments of $4,500. Following the completion of the merger of equals on July 29, 3017, the Chairman of the Board and Lead Independent Director received additional monthly retainers of $3,500 and $2,000, respectively. Prior to the merger, the Lead Independent Director of the Company and Chairman of the Company’s wholly owned subsidiary each received an additional monthly retainer of $1,500. The committee Chairs of our board of director’s standing committees and other board committees each received an additional annual retainer of $6,000 for their services, paid in monthly installments of $500. Each director received an additional $1,000 per month for their monthly board meeting participation. Committee members each received an additional annual retainer of $6,000, paid in monthly installments of $500. Committee Chairs received the additional annual retainers as members of the committees they chair, in addition to their annual retainers for serving as such committee Chairs.

Throughout 2016, each director was given the election to receive $1,250 per month in cash or to participate in the Bank’s health and life insurance policy, up to a cost of $1,250 per month. The directors also received reimbursement for expenses, which included reasonable travel expenses to attend board and committee meetings, reasonable outside seminar expenses, and other special board-related expenses.

In May 2004, Jin Chul Jhung, and Chung Hyun Lee each became a participant in Center Bank’s Director Survivor Income Plan (“Director Survivor Income Plan”), which provides for a payment to each director’s chosen beneficiary in the amount of $200,000. Former Center Bank, in return, purchased whole life insurance policies insuring the life of each director in amounts that exceed the benefits payable to such beneficiaries with the Company as owner and beneficiary of each of the insurance policies.

Long-Term Equity Incentive Awards

Directors may be granted equity awards upon their appointment to our board of directors. Periodically, the Company reevaluates board compensation, including the grant of new stock options and restricted stock units. Following completion of the Wilshire merger, on September 1, 2016, the Company granted restricted stock units and stock options to each of the continuing members of the board. The Chairman of the Board was granted 20,000 restricted stock units and 30,000 stock options; each member of the Consolidation

Committee (Mssrs. Byun, Malone, Taylor and Whang) was granted 13,500 restricted stock units and 20,000 stock options; and each other member of the board was granted 7,500 restricted stock units and 20,000 stock options. All of these equity awards vested one-third immediately and an additional one-third vests on each of the first two anniversaries of the grant date. Please see “Beneficial Ownership of Directors and Executive Officers” on page 45, for information concerning stock and options held by our directors.

The following table presents information concerning the compensation of our non-employee directors during 2016.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(4)	Total ($)
Current
Steven S. Koh (Chairman of the Board)(5)(6)	49,500	343,600	92,269	—	6,250	491,619
Scott Yoon-Suk Whang (Lead Independent Director)(6)	85,500	231,930	61,513	—	15,000	393,943
Donald D. Byun(5)	33,000	231,930	61,513	—	6,250	332,693
Steven J. Didion(5)	32,500	128,850	61,513	—	6,250	229,113
Jinho Doo	72,000	128,850	61,513	—	15,000	277,363
Daisy Y. Ha(5)	30,000	128,850	61,513	—	6,250	226,613
Lawrence Jeon(5)	32,500	128,850	61,513	—	6,250	229,113
Jin Chul Jhung	78,000	128,850	61,513	—	19,944	288,307
Chung Hyun Lee	82,500	128,850	61,513	—	19,944	292,807
William J. Lewis	84,000	128,850	61,513	—	15,000	289,363
David P. Malone(6)(7)	88,500	231,930	61,513	—	15,000	396,943
Craig D. Mautner(5)	30,000	128,850	61,513	—	6,250	226,613
John R. Taylor(6)	35,000	231,930	61,513	—	6,250	334,693
Dale S. Zuehls(6)	88,500	128,850	61,513	—	15,000	293,863
Retired
Kiho Choi(8)	6,000	—	—	—	1,250	7,250
C.K. (Chuck) Hong(8)	6,000	—	—	—	1,250	7,250
Sang Hoon Kim(9)	71,500(10)	—	—	40,250	19,944(11)	131,694
Peter Y.S. Kim(9)	71,500(10)	—	—	40,250	18,048(11)	129,798
Gary E. Peterson(12)	65,000	—	—	—	12,500	77,500
__________

(1)
Amounts shown include payment of annual board membership retainer fees for the Company and Bank board meetings, committee membership fees, specific purpose committee membership fees, chairmanship and lead independent director annual retainers and bonuses.

(2)
The amounts reported in the Stock Awards column represent the aggregate grant date fair value for restricted stock granted in 2016. In recognition of their services that contributed to the completion of the Wilshire merger effective July 29, 2016, all current directors were granted restricted stock units on September 1, 2016 under the 2016 Plan, one-third of which vested immediately and an additional one-third on each of the first two anniversaries of the grant date. Mr. Koh was granted 20,000 restricted stock units, each member of the Consolidation Committee (Mssrs. Byun, Malone, Taylor and Whang) was granted 13,500 restricted stock units and each other member of the board was granted 7,500 restricted stock units. The closing price of the Company’s stock on September 1, 2016 was $17.18. Pursuant to SEC regulations regarding the valuation of equity awards, amounts in the “Stock Awards” column represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 11 of the Hope Bancorp consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, incorporated by reference for information regarding assumptions underlying valuation of equity awards.

(3)
The amounts reported in the Option Awards column represent the aggregate grant date fair value for stock options granted in 2016. In recognition of their services that contributed to the completion of the Wilshire merger effective July 29, 2016, all current directors were granted stock options with a strike price of $17.18 on September 1, 2016 under the 2016 Plan, one-third of which vested immediately and an additional one-third on each of the first two anniversaries of the grant date. Mr. Koh was granted 30,000 stock options, and each other member of the board was granted 20,000 stock options. The amounts reported in this column represent the applicable grant date fair values of stock options in accordance with FASB ASC Topic 718, which do not necessarily correspond to the actual economic value that will be received by the NEO from the options. See Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding assumptions underlying valuation of equity awards.

(4)
Amounts include payments made to current and retired directors for or in lieu of receiving life insurance coverage and health insurance coverage paid by the Company: $1,250 each to Messrs. Choi and Hong; $6,250 each to Messrs. Byun, Didion, Ha, Jeon, Koh, Mautner and Taylor; $12,500 paid to Mr. Peterson; and $15,000 each to Messrs. Doo, Lee, Lewis, Sang Hoon Kim, Peter Y.S. Kim, Malone, Whang and Zuehls. Amounts also include the estimated value of the Director Survivor Income Plan coverage during 2016 of $4,944 for Jhung, Sang Hoon Kim and Lee, and $3,048 for Peter Y.S. Kim based on IRS life insurance valuations.

(5)	Messrs. Byun, Didion, Ha, Jeon, Koh, Mautner and Taylor were appointed to the boards of directors of the Company and Bank effective July 29, 2016 following the completion of the Wilshire merger.

(6)
Following the completion of the Wilshire merger effective July 29, 2016, Messrs. Malone and Zuehls stepped down from their positions as the Bank’s Chairman of the Board and the Company’s Lead Independent Director, respectively, and Messrs. Koh and Whang were named Chairman of the Board and Lead Independent Director, respectively, of the Company and Bank.

(7)
Mr. Malone was appointed Senior Executive Vice President and Chief Operating Officer of the Bank effective May 15, 2017 and continues to serve as a non-independent director of the boards of directors of the Company and Bank.

(8)	Messrs. Choi and Hong retired from the boards of directors of the Company and Bank effective January 21, 2016.

(9)
Messrs. Sang Hoon Kim and Peter Y.S. Kim retired from the boards of directors of the Company and Bank effective as of the the Company’s 2016 annual meeting of stockholders on July 14, 2016 and were granted director emeritus status for one year under which they are entitled to receive annual board membership retainer fees and payments in lieu of receiving health insurance coverage of $1,250 per month. The amounts reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column for Messrs. Sang Hoon Kim and Peter Y.S. Kim represent the value of payments to be made in future years as part of their director emeritus benefits.

(10)	Amount includes $22,500 in annual board membership retainer fees as part of the director emeritus benefit.

(11)	Amount includes $6,250 of payments in lieu of receiving life insurance coverage and health insurance coverage paid by the Company of $1,250 per month as part of the director emeritus benefit.

(11)	Mr. Peterson retired from the boards of directors of the Company and Bank effective September 23, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors and Executive Officers

The following presents information concerning the beneficial ownership of our common stock as of the May 18, 2017 for (i) each of our directors, (ii) each of our named executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (#)(1)	Options/SARs exercisable within 60 days (#)(2)	Total Beneficial Ownership (#)	Percentage of Shares Beneficially Owned(3)
Non-Executive Directors
Donald D. Byun	574,254	47,123	621,377	0.46%
Steven J. Didion	57,600	34,803	92,403	0.07%
Jinho Doo	2,500	6,667	9,167	0.01%
Daisy Y. Ha	444,169	39,207	483,376	0.36%
Lawrence Jeon	64,328	46,241	110,569	0.08%
Jin Chul Jhung(4)	211,693	6,667	218,360	0.16%
Steven S. Koh	3,982,567	121,677	4,104,244	3.03%
Chung Hyun Lee	235,619	6,667	242,286	0.18%
William J. Lewis	2,500	6,667	9,167	0.01%
Craig Mautner	20,243	34,803	55,046	0.04%
John R. Taylor	5,536	34,803	40,339	0.03%
Scott Yoon-Suk Whang(5)	64,102	6,667	70,769	0.05%
Dale S. Zuehls	2,500	6,667	9,167	0.01%
Executive Directors and Named Executive Officers
Kevin S. Kim	525,350	140,000	665,350	0.49%
David P. Malone	4,500	6,667	11,167	0.01%
Kyu S. Kim	11,798	—	11,798	0.01%
Douglas J. Goddard	10,800	—	8,100	0.01%
Johann (Min) You	—	—	—	n/a
Mark H. Lee	16,799	—	16,799	0.01%
All Directors and Executive Officers as a Group (28 Individuals)				5.20%
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

(2)
As of May 18, 2017, the following directors and executive officers had stock options outstanding under the 2016 Plan that were either exercisable or scheduled to become exercisable within 60 days: 6,667 stock options each by Messrs. Byun, Didion, Doo, Jeon, Jhung, Lee, Lewis, Malone, Mautner, Taylor, Whang and Zuehls and Mrs. Ha; 10,000 stock options by Mr. Koh; and 20,000 stock options by Kevin S. Kim. Kevin S. Kim also had 120,000 stock options outstanding under the 2007 Plan that were either exercisable or scheduled to become exercisable within 60 days of the Record Date. The following directors had vested, exercisable stock options that were assumed by the Company upon the merger of Wilshire Bancorp, Inc.: 111,677 stock options by Mr. Koh; 40,456 stock options by Mr. Byun; 39,547 stock options by Mr. Jeon; 32,540 stock options by Mrs. Ha; 28,136 stock options by Messrs. Didion, Mautner and Taylor.

(3)	The Percentage of Shares Beneficially Owned is based on the total number of shares of the Company’s common stock outstanding as of the Record Date, May 18, 2017, which was 135,249,407.

(4)	Ownership includes 189,193 shares gifted to an irrevocable trust with his spouse as sole trustee to which Mr. Jhung retains the sole voting and investment power.

(5)	Ownership includes 19,933 shares owned by revocable trust and 14,400 shares gifted to his grandchildren, which Mr. Whang retains the sole voting and investment power.

Beneficial Owners of More Than 5% of Our Stock

The following table presents information known to the Company pursuant to SEC filings rebquired by Section 13(d) and Section 13(g) of the Exchange Act as of May 18, 2017 concerning the beneficial owners of more than five percent of the outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Beneficially Owned(2)
BlackRock, Inc. 40 East 52nd Street, New York, NY 10022	14,813,265(3)	10.95%
The Vanguard Group 100 Vanguard Boulevard, Malvern, PA 19355	11,258,292(4)	8.32%
Dimensional Fund Advisors LP Building One, 6300 Bee Cave Road, Austin, TX 78746	6,982,226(5)	5.16%
__________

(1)
We have relied on the filings with the SEC on Schedule 13G of each of the listed stockholders in determining how many shares each stockholder owns. The public filings on Schedule 13G, including any amendments thereto, by these stockholders reflect ownership information as of December 31, 2016.

(2)	The percentage of shares beneficially owned is calculated based upon 135,249,407 shares of common stock outstanding as of our Record Date of May 18, 2017

(3)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on January 12, 2017, BlackRock Inc. has sole power to vote 14,508,963 shares; and sole power to dispose or to direct the disposition of 14,813,265 shares.

(4)
Based solely upon information contained in a Schedule 13G filed with the SEC on February 9, 2017, The Vanguard Group has sole power to vote or direct the vote of 152,579 shares; shared power to vote or direct the vote of 21,513 shares; sole power to dispose or to direct the disposition of 11,090,680 shares; and shared power to dispose of or to direct the disposition of 167,612 shares.

(5)
Based solely upon information contained in a Schedule 13G filed with the SEC on February 9, 2017, Dimensional Fund Advisors LP has sole power to vote or direct the vote of 6,791,363 shares; and sole power to dispose of or direct the disposition of 6,982,226 shares.

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

All of the transactions reported below were approved by our board of directors in accordance with these policies and procedures, and we believe that the terms of these transactions were not less favorable to us as those we could have obtained from unrelated third parties. The employee and director Code of Ethics and Business Conduct can be found in the Corporate Governance section of our website at www.ir-hopebancorp.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

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

Transactions Considered

Some of the directors and officers of the Company and/or the Bank and the immediate families and the business organizations with which they are associated, are customers of, and have had banking transactions with, the Bank in the ordinary course of our business, and we expect to have banking transactions with such persons in the future. All loans made to such persons have been made in the ordinary course of business; on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans to persons not related to the Bank; and do not involve more than a normal risk of collectability or present other unfavorable features.

Board Independence

The Nasdaq Stock Market listing standards require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with our legal counsel to ensure that the board of directors’ determinations of independence are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq Stock Market, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and the Company’s independent registered accounting firm, the board of directors affirmatively has determined that all of our directors, other than Steven S. Koh, our Chairman of the Board, Kevin S. Kim, our Chief Executive Officer, and David P. Malone, our Chief Operating Officer, are independent directors within the meaning of the applicable the Nasdaq Stock Market listing standards. See “Board Leadership Structure” above.

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
Aggregate fees for professional services rendered by BDO for the Company with respect to the years ended December 31, 2015 and 2016 were:

	2015	2016
Audit fees	$557,424	$3,085,741
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$557,424	$3,085,741

The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual consolidated financial statements for fiscal years 2015 and 2016. Audit fees also include the fees for the audit of the consolidated financial statements and internal control over financial reporting and review of our quarterly consolidated financial statements included in our quarterly Form 10-Q filings for the second and third quarters of 2015 and the first three quarters of 2016. BDO’s 2016 audit fees also reflect the completion of one acquisition completed during the year. No audit-related fees, tax fees or other fees were incurred in 2015 and 2016.

FEES PAID TO KPMG

Aggregate fees for professional services rendered by KPMG LLP (“KPMG”) for the Company with respect to the year ended December 31, 2015 were:

2015
Audit fees	$127,021
Audit-related fees	—
Tax fees	—
All other fees	—
Total fees	$127,021

The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of the consolidated financial statements and internal control over financial reporting and review of our quarterly consolidated financial statements included in our quarterly Form 10-Q filing for the three months ended March 31, 2015. Audit fees also include the fees for a consent to the inclusion of a past audit report. No audit-related fees, tax fees or other fees were incurred in 2015.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002***

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.
By:	/s/ KEVIN S. KIM
Kevin S. Kim President and Chief Executive Officer