Form 10-Q
period 2017-03-31
HOPE BANCORP INC
filed 2017-07-20
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

(Former name, former address and formal fiscal year, if change since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 12, 2017, there were 135,303,015 outstanding shares of the issuer’s common stock, $0.001 par value.

Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, our anticipated merger with U & I Financial Corp., and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: inability to consummate our proposed merger with U & I Financial Corp. on the terms we have proposed or at all; failure to realize the benefits from the merger with U & I Financial Corp. that we currently expect if the merger is consummated; the Company’s inability to remediate its presently identified material weaknesses or to do so in a timely manner, the possibility that additional material weaknesses may arise in the future, and that a material weakness may have an impact on our reported financial results; possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$160,918	$168,827
Interest bearing deposits in other banks	300,150	268,507
Total cash and cash equivalents	461,068	437,334
Interest bearing deposits in other financial institutions and other investments	43,958	44,202
Securities available for sale, at fair value	1,583,946	1,556,740
Loans held for sale, at the lower of cost or fair value	19,141	22,785
Loans receivable (net of allowance for loan losses of $78,659 and $79,343 at March 31, 2017 and December 31, 2016, respectively)	10,471,008	10,463,989
Other real estate owned (“OREO”), net	19,096	21,990
Federal Home Loan Bank (“FHLB”) stock, at cost	21,203	21,964
Premises held for sale, at fair value	3,300	—
Premises and equipment, net	51,125	55,316
Accrued interest receivable	25,683	26,880
Deferred tax assets, net	80,321	88,110
Customers’ liabilities on acceptances	2,771	2,899
Bank owned life insurance (“BOLI”)	74,090	73,696
Investments in affordable housing partnerships	76,398	70,059
Goodwill	463,975	462,997
Core deposit intangible assets, net	18,550	19,226
Servicing assets	25,941	26,457
Other assets	39,855	46,778
Total assets	$13,481,429	$13,441,422

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$2,963,947	$2,900,241
Interest bearing:
Money market and NOW accounts	3,481,231	3,401,446
Savings deposits	289,924	301,906
Time deposits	3,968,675	4,038,442
Total deposits	10,703,777	10,642,035
FHLB advances	703,850	754,290
Subordinated debentures	100,067	99,808
Accrued interest payable	10,592	10,863
Acceptances outstanding	2,771	2,899
Commitments to fund investments in affordable housing partnerships	31,530	24,409
Other liabilities	50,795	51,645
Total liabilities	11,603,382	11,585,949
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at March 31, 2017 and December 31, 2016; issued and outstanding, 135,248,185 and 135,240,079 shares at March 31, 2017 and December 31, 2016, respectively	135	135
Additional paid-in capital	1,401,275	1,400,490
Retained earnings	489,486	469,505
Accumulated other comprehensive loss, net	(12,849)	(14,657)
Total stockholders’ equity	1,878,047	1,855,473
Total liabilities and stockholders’ equity	$13,481,429	$13,441,422

See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$123,294	$77,118
Securities	8,113	5,677
Interest bearing deposits in other bank and other investments	1,336	666
Total interest income	132,743	83,461
INTEREST EXPENSE:
Deposits	14,511	9,907
FHLB advances	2,139	1,523
Other borrowings	1,188	424
Total interest expense	17,838	11,854
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	114,905	71,607
PROVISION FOR LOAN LOSSES	5,600	500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	109,305	71,107
NONINTEREST INCOME:
Service fees on deposit accounts	5,338	2,683
International service fees	1,108	776
Loan servicing fees, net	1,438	690
Wire transfer fees	1,186	914
Net gains on sales of SBA loans	3,250	1,825
Net gains on sales of other loans	420	—
Other income and fees	4,863	1,887
Total noninterest income	17,603	8,775
NONINTEREST EXPENSE:
Salaries and employee benefits	34,166	21,569
Occupancy	7,194	4,817
Furniture and equipment	3,413	2,287
Advertising and marketing	3,424	1,136
Data processing and communications	3,606	2,171
Professional fees	3,902	1,083
FDIC assessments	1,010	1,038
Credit related expenses	1,883	421
OREO expense, net	997	1,428
Merger and integration expenses	947	1,207
Other	7,157	2,892
Total noninterest expense	67,699	40,049
INCOME BEFORE INCOME TAX PROVISION	59,209	39,833
INCOME TAX PROVISION	22,999	16,210
NET INCOME	$36,210	$23,623
EARNINGS PER COMMON SHARE
Basic	$0.27	$0.30
Diluted	$0.27	$0.30

See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net income	$36,210	$23,623
Other comprehensive income:
Change in unrealized net holding gains on securities available for sale	3,181	15,633
Change in unrealized net holding gains on interest only strips	(49)	(41)
Less tax effect	1,324	6,605
Other comprehensive income, net of tax	1,808	8,987
Total comprehensive income	$38,018	$32,610

See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2016	79,566,356	$80	$541,596	$398,251	$(1,832)	$938,095
Issuance of shares pursuant to various stock plans	30,750		7			7
Stock-based compensation			22			22
Cash dividends declared on common stock				(8,752)		(8,752)
Comprehensive income:
Net income				23,623		23,623
Other comprehensive income					8,987	8,987
BALANCE, MARCH 31, 2016	79,597,106	$80	$541,625	$413,122	$7,155	$961,982

BALANCE, JANUARY 1, 2017	135,240,079	$135	$1,400,490	$469,505	$(14,657)	$1,855,473
Issuance of shares pursuant to various stock plans	8,106		252			252
Stock-based compensation			533			533
Cash dividends declared on common stock				(16,229)		(16,229)
Comprehensive income:
Net income				36,210		36,210
Other comprehensive income					1,808	1,808
BALANCE, MARCH 31, 2017	135,248,185	$135	$1,401,275	$489,486	$(12,849)	$1,878,047

See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,210	$23,623
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(504)	(798)
Stock-based compensation expense	746	22
Provision for loan losses	5,600	500
Valuation adjustment of premises held for sale	1,084	—
Valuation adjustment of OREO	592	695
Net Change in deferred income taxes	7,182	6,794
Proceeds from sales of loans held for sale	70,254	25,900
Originations of loans held for sale	(53,903)	(29,593)
Net gains on sales of SBA and other loans	(3,670)	(1,825)
Originations of servicing assets	(1,296)	(777)
Earnings on BOLI	(394)	(274)
Net change in fair value of derivatives	33	—
Loss on disposal of equipment	147	—
Net loss (gain) on sales of OREO	3	(132)
Net change in accrued interest receivable	1,197	(465)
Loss on investments in affordable housing partnership	2,077	405
Net change in other assets	6,981	(18,978)
Net change in accrued interest payable	(271)	739
Net change in other liabilities	(850)	(981)
Net cash provided by operating activities	71,218	4,855
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(17,288)	(120,570)
Proceeds from sales of OREO	194	2,617
Purchase of premises and equipment	(2,491)	(2,303)
Purchase of securities available for sale	(94,890)	(99,566)
Purchases of other investments	—	(1,470)
Redemption of other investments	244	—
Redemption of FHLB stock	761	—
Proceeds from matured, called, or paid-down of securities available for sale	68,124	36,435
Investments in affordable housing partnerships	(1,379)	—
Net cash used in investing activities	(46,725)	(184,857)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	65,218	126,459
Cash dividends paid on common stock	(16,229)	(8,752)
Proceeds from FHLB advances	50,000	150,000
Repayment of FHLB advances	(100,000)	(150,000)
Issuance of additional stock pursuant to various stock plans	252	7
Net cash (used in) provided by financing activities	(759)	117,714
NET CHANGE IN CASH AND CASH EQUIVALENTS	23,734	(62,288)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,334	298,389
CASH AND CASH EQUIVALENTS, END OF PERIOD	$461,068	$236,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$21,767	$11,115
Income taxes paid	$1,161	$20,862
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$137	$1,895
Transfer from loans receivable to loans held for sale	$9,451	$450
Transfer from loans held for sale to loans receivable	$159	$—
Transfer from premises and equipment to premises held for sale	$3,300	$—
New commitments to fund affordable housing partnership investments	$8,500	$—
See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of March 31, 2017, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, as well as loan production offices in Georgia, Virginia, Texas, Colorado, Oregon, Washington, Southern California, and Northern California. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
Effective at the close of business on July 29, 2016, the Company (previously known as BBCN Bancorp, Inc.) completed its previously-announced merger with Wilshire Bancorp, Inc. (“Wilshire”) pursuant to the Agreement and Plan of Merger, dated as of December 7, 2015, by and between the Company and Wilshire (the “Merger Agreement”). On the date of the acquisition, Wilshire merged with and into the Company, with Company being the surviving corporation. On the date of the merger with Wilshire, the Company changed its name to “Hope Bancorp, Inc.” and changed its ticker symbol to “HOPE”.

2.	Basis of Presentation
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition as of December 31, 2016 which was from the audited financial statements included in the Company’s 2016 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2017 and December 31, 2016 and the results of operations for the three months ended March 31, 2017 and 2016. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
These unaudited consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2016 Annual Report on Form 10-K.

Accounting Pronouncements Adopted:
ASU 2016-05 “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” clarifies that a change in the counterparty to a derivative instrument (a novation) that has been designated as the hedging instrument does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted ASU 2016-05 in the first quarter of 2017. The adoption of ASU 2016-05 did not have an impact to the Company’s consolidated financial statements.
ASU 2016-06 “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” clarifies the steps required to determine if an embedded derivative should be bifurcated from a host contract in order to resolve diversity in practice. The Company adopted of ASU 2016-06 in the first quarter of 2017. The adoption of ASU 2016-06 did not have an impact to the Company’s consolidated financial statements.
ASU 2016-07 “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” removes the requirement to retroactively adopt the equity method upon an increase in the level of ownership interest or the degree of influence of an investment. Under ASU 2016-07 the equity method is only applied to the investment from the date that it qualifies. When an investment qualifies for equity method accounting, the investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s existing interest and recognize in earnings the unrealized holding gain or loss in accumulated other comprehensive income, if the existing investment was accounted for as an available-for-sale equity security. The Company adopted ASU 2016-07 in the first quarter of 2017. The adoption of ASU 2016-07 did not have an impact to the Company’s consolidated financial statements.
ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” was issued as a part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and deficiencies, income statement recognition, cash flow classification, forfeitures, and tax withholding requirements. The Company adopted ASU 2016-09 in the first quarter of 2017. As of result of the adoption of ASU 2016-09, the Company now recognizes excess tax benefits on share-based payment awards in income tax provision on the Consolidated Statement of Income rather than in additional paid-in capital on the Consolidated Statement of Changes in Stockholders’ Equity. The Company recorded $73 thousand of income tax benefits for the three months ended March 31, 2017 related to excess tax benefits from share-based payment awards compared to $9 thousand in excess tax benefits on share-based payment awards that were recorded in additional paid-in capital for the three months ended March 31, 2016.
Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company’s revenue primarily consists of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income, as well as other revenues from financial instruments such as loans, leases, securities and derivatives. Certain noninterest income revenue items such as service charges on deposits accounts, gain/loss on other real estate owned sales, and other income items may be in the scope of ASU 2014-09 and how these revenue streams are recognized may change. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements, but does not expect the adoption of ASU 2014-09 to have material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost & Net Periodic Post-retirement Benefit Cost”. ASU 2017-07 was issued to to improve the presentation of net periodic pension costs and net periodic post-retirement benefit cost and requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). ASU 2017-07 is effective for annual period beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently in the process of evaluating the impact of ASU 2017-07 on its consolidated financial statements, but does not expect the adoption of ASU 2017-07 to have material impact on it consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. ASU 2017-08 was issued to amend the amortization period for certain callable debt securities held at a premium. ASU 2017-08 shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). ASU 2017-08 does not impact securities purchased at a discount, which continue to be amortized to maturity. ASU 2017-08 is effective for annual period beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted in an interim period. If an entity chooses to adopt early, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The adoption of ASU 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of ASU 2017-09 on its consolidated financial statements, but does not expect the adoption of ASU 2017-09 to have material impact on it consolidated financial statements.

3.	Mergers and Acquisitions
The Company applies the acquisition method of accounting for business combinations, including the merger with Wilshire under ASC 805 “Business Combinations”. Under the acquisition method of accounting, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred as merger and integration expense.
Pending Acquisition of U & I Financial Corp
On January 23, 2017, the Company announced the signing of a definitive agreement and plan of merger (the “U & I Merger Agreement”) with U & I Financial Corporation (“U & I”) pursuant to which U & I will merge with and into Hope Bancorp with Hope Bancorp as the surviving corporation. As part of the merger, UniBank, a wholly-owned subsidiary of U & I, will merge with and into the Bank. Under the U & I Merger Agreement, at the effective time of the merger (the “Effective Time”), each outstanding share of U & I common stock will be converted into shares of the Company’s common stock based on a value of $9.50 for the U & I common stock, which value will be subject to adjustment if U & I’s financial advisory and legal fees exceed certain amounts as provided in the U & I Merger Agreement (the “Merger Consideration”). The number of shares of Company common stock to be issued for the Merger Consideration will be based on the 10-trading day, volume weighted average price of the Company’s common stock as of the closing as determined in accordance with the Merger Agreement (as so determined, the “Closing Stock Price”); provided that:
(i) if the Closing Stock Price is less than $17.28832, the Company may terminate the U & I Merger Agreement unless U & I elects to accept an adjustment to the Merger Consideration through the issuance of fewer shares based on the $17.28832 instead of the lower Closing Stock Price; and
(ii) if the Closing Stock Price is greater than $25.93248, U & I may terminate the U & I Merger Agreement unless the Company elects to accept an adjustment to the Merger Consideration through the issuance of additional shares based on the $25.93248 price instead of the higher Closing Stock Price.
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
The U & I Merger Agreement contains representations and warranties customary for transactions of this type from the Company and U & I, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the U & I Merger Agreement and the Effective Time and, in the case of U & I, its obligation, subject to certain exceptions, to recommend that its shareholders adopt the U & I Merger Agreement and its non-solicitation obligations relating to alternative acquisition proposals.
The consummation of the merger with U & I is subject to customary conditions, including receipt of regulatory approvals, receipt of the requisite approval of the shareholders of U & I, the absence of any law or order prohibiting the closing, and effectiveness of the registration statement to be filed by the Company with respect to the Company’s common stock to be issued in the merger with U & I, and the absence of the occurrence of a material adverse effect upon the Company or U & I. In addition, each party’s obligation to consummate the merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants, in each case subject to certain materiality standards. The Company expects to close the acquisition by the end of 2017, subject to satisfaction of the conditions set forth in the U & I Merger Agreement.
The U & I Merger Agreement provides certain termination rights for both the Company and U & I and further provides that a termination fee of $2 million will be payable by U & I to the Company upon termination of the U & I Merger Agreement under certain circumstances.

Merger with Wilshire Bancorp, Inc.
On July 29, 2016, the Company completed the merger with Wilshire Bancorp, Inc. (“Wilshire”), the holding company of Wilshire Bank. The Company merged with Wilshire in order to expand its network of branch locations and to provide enhanced products and services to our customers. Wilshire’s primary subsidiary, Wilshire Bank, previously operated thirty-five branches located in California, New York, New Jersey, Texas, Georgia, and Alabama. Approximately $4.63 billion in assets were acquired through the transaction including $3.80 billion in loans receivable and $3.81 billion in deposits. Subsequent to the merger, the Bank now operates 64 branches in nine different states throughout the United States and also has loan production offices throughout the Unites States and a representative office in Seoul, Korea.
Under the terms of the Merger Agreement, Wilshire shareholders received 0.7034 shares of Hope Bancorp common stock for each share of Wilshire common stock owned. As a result, 55.5 million shares of Hope Bancorp common stock were issued to Wilshire shareholders in addition to $3 thousand that was paid for fractional shares. In addition, the Company issued Hope stock options and restricted stock in exchange for Wilshire stock options and restricted stock outstanding at July 29, 2016 under substantially the same terms that were applicable immediately prior to the merger, subject to adjustment for the exchange ratio. Total consideration for the merger was $856.3 million.
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(Dollars in thousands)
Consideration Paid:
Hope common stock issued in exchange for Wilshire common stock	$852,939
Cash paid for fractional shares	3
Hope stock options issued in exchange Wilshire stock options	3,370
Total consideration paid	$856,312

Assets Acquired:
Cash and cash equivalents	$100,127
Investment securities available for sale	478,938
Loans receivable	3,800,807
FRB and FHLB stock	16,539
OREO	13,173
Premises and equipment	16,812
Bank owned life insurance	25,240
Servicing assets	16,203
Low income housing tax credit investments	47,111
Core deposit intangibles	18,138
Deferred tax assets, net	18,174
Other assets	76,818
Liabilities Assumed:
Deposits	(3,812,367)
Borrowings	(206,282)
Subordinated debentures	(56,942)
Other liabilities	(54,751)
Total identifiable net assets	$497,738
Excess of consideration paid over fair value of net assets acquired (goodwill)	$358,574
Fair values are primarily determined through the use of inputs that are not observable from market-based information. Under ASC 805-10-25-13, management may adjust the fair values of acquired assets or assumed liabilities for a period of up to one year from the date of the acquisition to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have an effect on the measurement of the amounts recognized as of that date. During the fourth quarter of 2016, the Company made a net adjustment of $1.4 million to the deferred tax assets and taxes receivable acquired from Wilshire which reduced the previous goodwill recorded from the transaction by $1.4 million. Subsequently in the first quarter of 2017, the Company made an adjustment which increased goodwill by $978 thousand consisting of a $1.7 million adjustment to OREO partially offset by a $716 thousand adjustment to deferred tax assets.

Acquired Loans
The fair value of loans were estimated on an individual basis based on the characteristics for each loan. A discounted cash flow analysis was used to project cash flows for each loan using assumptions for rate, remaining maturity, prepayment speeds, projected default probabilities, loss given defaults, and estimates of prevailing discount rates. At July 29, 2016, the fair value of loan acquired with deteriorated credit quality totaled $243.1 million.
The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition at March 31, 2017 were $4.72 billion and $3.42 billion, respectively, for loans acquired from Wilshire. The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition at December 31, 2016 were $5.67 billion and $3.59 billion, respectively, for loans acquired from Wilshire.

Acquisition-Related Expenses
The following table presents acquisition-related expenses associated with the merger with Wilshire, the pending acquisition of U & I, and other previous acquisitions which were reflected in the Consolidated Statements of Income in merger and integration expense. These expenses are comprised primarily of salaries and employee benefits, professional fees, and other noninterest expense related to acquisitions.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Wilshire	$401	$1,183
U & I	522	—
Other	24	24
Total merger and integration expenses	$947	$1,207

4.     Stock-Based Compensation
The Company has a stock-based incentive plan (the “2007 Plan”) to award equity as form of compensation. The 2007 Plan, approved by the Company’s stockholders on May 31, 2007, was amended and restated on July 25, 2007 and again on December 1, 2011. The 2007 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, employees, and consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
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
ISOs, SARs and NQSOs have vesting periods of three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units are granted with a restriction period of not less than one year from the grant date for performance-based awards and not more than three years from the grant date for time-based vesting of grants. Compensation expense for awards is recognized over the vesting period.
The Company has another stock-based incentive plan, the 2016 Stock Incentive Plan, adopted September 1, 2016. Stock options and restricted stock were assumed from the merger with Wilshire at substantially the same terms as those prior to the merger after applying the exchange ratio of 0.7034. These stock awards were issued to former Wilshire employees and directors through the 2016 Plan. The 2016 Plan provides for the granting of incentive stock option, stock appreciation right, and restricted stock awards to officers, employees, and consultants. The plan has 2,400,000 shares available for grant to participants. The option prices of all options granted under the 2016 Plan may not be less than 100% of the fair market value at the date of grant. All options not exercised generally expire ten years after the date of grant.
Under the 2007 Plan and 2016 Plan, 1,890,563 shares were available for future grants as of March 31, 2017.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 Plan and 2016 Plan for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2017	1,624,227	$15.30
Granted	—	—
Exercised	(21,307)	11.07
Expired	(1,530)	15.34
Forfeited	—	—
Outstanding - March 31, 2017	1,601,390	$15.36	6.40	$6,861
Options exercisable - March 31, 2017	866,548	$14.02	4.13	$5,218

The following is a summary of restricted stock and performance unit activity under the 2007 Plan and 2016 Plan for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2017	403,658	$16.17
Granted	—	—
Vested	(36,407)	15.31
Forfeited	(3,372)	14.75
Outstanding - March 31, 2017	363,879	$16.27

The total fair value of restricted performance units vested for the three months ended March 31, 2017 and 2016 was $735 thousand and $492 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $746 thousand and $22 thousand for the three months ended March 31, 2017 and 2016, respectively. The income tax benefit recognized was approximately $290 thousand and $9 thousand for the three months ended March 31, 2017 and 2016, respectively.
At March 31, 2017, the unrecognized compensation expense related to non-vested stock option grants was $1.8 million which is expected to be recognized over a weighted average vesting period of 3.19 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $4.6 million which is expected to be recognized over a weighted average vesting period of 2.69.
During the first quarter of 2017 the Company adopted ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. With the adoption of ASU 2016-09 all of the Company’s excess tax benefits on share-based payment awards were recorded in income tax provision on the Consolidated Statements of Income for the three months ended March 31, 2017.

5.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2017, stock options and restricted shares awards for 236,878 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive. Stock options and restricted shares awards for 443,956 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive for the three months ended March 31, 2016. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 19,963 shares and 19,420 shares of common stock were anti-dilutive and excluded for the three months ended March 31, 2017 and 2016, respectively.
The following tables show the computation of basic and diluted EPS for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017			2016
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$36,210	135,248,018	$0.27	$23,623	79,583,188	$0.30
Effect of dilutive securities:
Stock options and restricted stock		520,627			30,057
Diluted EPS - common stock	$36,210	135,768,645	$0.27	$23,623	79,613,245	$0.30

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Debt securities	$10,002	$—	$(4)	$9,998
Collateralized mortgage obligations (residential)	736,000	406	(9,787)	726,619
Mortgage-backed securities (residential)	744,654	1,252	(13,214)	732,692
Corporate securities	4,564	—	(251)	4,313
Municipal securities	97,689	609	(1,044)	97,254
Total debt securities	1,592,909	2,267	(24,300)	1,570,876
Mutual funds	13,425	18	(373)	13,070
Total investment securities available for sale	$1,606,334	$2,285	$(24,673)	$1,583,946

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Debt securities	$12,005	$3	$—	$12,008
Collateralized mortgage obligations (residential)	715,981	349	(10,663)	705,667
Mortgage-backed securities (residential)	741,304	1,132	(14,395)	728,041
Corporate securities	11,576	—	(449)	11,127
Municipal securities	88,018	358	(1,537)	86,839
Total debt securities	1,568,884	1,842	(27,044)	1,543,682
Mutual funds	13,425	—	(367)	13,058
Total investment securities available for sale	$1,582,309	$1,842	$(27,411)	$1,556,740

As of March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
For the three months ended March 31, 2017 and 2016, $3.2 million and $15.6 million, respectively, of unrealized gains were included in accumulated other comprehensive income (loss). No investments were sold during the three months ended March 31, 2017 and 2016.

The amortized cost and estimated fair value of investment securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$10,724	$10,725
Due after one year through five years	7,472	7,630
Due after five years through ten years	40,905	40,891
Due after ten years	53,154	52,319
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations (residential)	736,000	726,619
Mortgage-backed securities (residential)	744,654	732,692
Mutual funds	13,425	13,070
Total	$1,606,334	$1,583,946

Securities with carrying values of approximately $366.1 million and $382.1 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following tables show our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of March 31, 2017
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities*	3	$9,998	$(4)	—	$—	$—	3	$9,998	$(4)
Collateralized mortgage obligations (residential)*	67	624,327	(8,668)	4	34,843	(1,119)	71	659,170	(9,787)
Mortgage-backed securities (residential)*	59	606,378	(13,214)	—	—	—	59	606,378	(13,214)
Corporate securities	—	—	—	1	4,313	(251)	1	4,313	(251)
Municipal securities	54	50,447	(1,018)	1	509	(26)	55	50,956	(1,044)
Mutual funds	3	11,590	(373)	—	—	—	3	11,590	(373)
Total	186	$1,302,740	$(23,277)	6	$39,665	$(1,396)	192	$1,342,405	$(24,673)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2016
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations (residential)*	66	$615,803	$(9,459)	4	$36,333	$(1,204)	70	$652,136	$(10,663)
Mortgage-backed securities (residential)*	57	622,797	(14,395)	—	—	—	57	622,797	(14,395)
Corporate securities	1	7,014	(2)	1	4,113	(447)	2	11,127	(449)
Municipal securities	95	69,331	(1,537)	—	—	—	95	69,331	(1,537)
Mutual funds	3	13,058	(367)	—	—	—	3	13,058	(367)
Total	222	$1,328,003	$(25,760)	5	$40,446	$(1,651)	227	$1,368,449	$(27,411)
__________________________________
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
The Company has certain corporate securities, collateralized mortgage obligations, and municipal securities that were in a continuous unrealized loss position for twelve months or longer as of March 31, 2017. The corporate securities at March 31, 2017 had a total amortized cost of $4.6 million and an unrealized loss of $251 thousand at March 31, 2017. These corporate securities are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the issuer. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had an unrealized loss of $1.1 million at March 31, 2017. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on the corporate securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Municipal securities that were in a continuous loss position for twelve months or longer had an unrealized loss of $26 thousand at March 31, 2017. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the corporate and municipal securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations that were in an unrealized loss position at March 31, 2017.
The Company considers the losses on the investments in unrealized loss positions at March 31, 2017 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$58,166	$57,884
Commercial	7,948,844	7,842,573
Construction	284,178	254,113
Total real estate loans	8,291,188	8,154,570
Commercial business	1,696,895	1,832,021
Trade finance	143,298	154,928
Consumer and other	420,169	403,470
Total loans outstanding	10,551,550	10,544,989
Deferred loan fees, net	(1,883)	(1,657)
Loans receivable	10,549,667	10,543,332
Allowance for loan losses	(78,659)	(79,343)
Loans receivable, net of allowance for loan losses	$10,471,008	$10,463,989

The loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method (“Legacy Loans”) and previously acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses (“Acquired Loans”). Acquired Loans are further segregated between purchased credit impaired loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30, or “PCIs”) and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or “non-PCI loans”).
The following table presents changes in the accretable discount on the PCI loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$38,591	$23,777
Accretion	(5,348)	(3,029)
Reclassification from nonaccretable difference	18,408	1,349
Balance at end of period	$51,651	$22,097
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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended March 31, 2017
Balance, beginning of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
Provision (credit) for loan losses	6,106	(2,884)	303	184	975	748	187	(19)	5,600
Loans charged off	(1,154)	(3,190)	(1,576)	(279)	(336)	(70)	—	—	(6,605)
Recoveries	21	123	—	1	25	149	—	2	321
Balance, end of period	$43,929	$17,479	$624	$2,022	$13,455	$944	$187	$19	$78,659

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended March 31, 2016
Balance, beginning of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
Provision (credit) for loan losses	(1,218)	3,147	(1,507)	276	(82)	(112)	—	(4)	500
Loans charged off	(19)	(621)	—	(65)	(116)	—	—	—	(821)
Recoveries	523	190	—	1	1	52	—	2	769
Balance, end of period	$42,115	$19,048	$2,085	$768	$12,626	$154	$—	$60	$76,856

The following tables break out the allowance for loan losses and the recorded investment of loans outstanding by individually impaired, general valuation, and PCI impairment, by portfolio segment, at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,530	$2,357	$—	$40	$30	$122	$—	$—	$5,079
Collectively evaluated for impairment	41,399	15,122	624	1,982	1,289	822	187	19	61,444
PCI loans	—	—	—	—	12,136	—	—	—	12,136
Total	$43,929	$17,479	$624	$2,022	$13,455	$944	$187	$19	$78,659

Loans outstanding:
Individually evaluated for impairment	$75,377	$28,421	$4,450	$715	$19,325	$1,019	$—	$272	$129,579
Collectively evaluated for impairment	5,474,703	1,065,952	59,131	206,933	2,538,765	541,586	76,541	198,095	10,161,706
PCI loans	—	—	—	—	183,018	59,917	3,176	14,154	260,265
Total	$5,550,080	$1,094,373	$63,581	$207,648	$2,741,108	$602,522	$79,717	$212,521	$10,551,550

	December 31, 2016
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,889	$4,420	$864	$50	$113	$73	$—	$—	$7,409
Collectively evaluated for impairment	37,067	19,010	1,033	2,066	548	44	—	36	59,804
PCI loans	—	—	—	—	12,130	—	—	—	12,130
Total	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343

Loans outstanding:
Individually evaluated for impairment	$74,085	$34,783	$6,029	$733	$23,865	$435	$—	$431	$140,361
Collectively evaluated for impairment	5,271,262	1,079,348	75,365	179,961	2,597,200	650,710	70,535	206,802	10,131,183
PCI loans	—	—	—	—	188,158	66,745	2,999	15,543	273,445
Total	$5,345,347	$1,114,131	$81,394	$180,694	$2,809,223	$717,890	$73,534	$222,776	$10,544,989
As of March 31, 2017 and December 31, 2016, the reserve for unfunded commitments recorded in other liabilities was $3.4 million and $3.2 million, respectively. For the three months ended March 31, 2017 and 2016, the recognized provision (credit) for unfunded commitments recorded in credit related expense was $241 thousand and $(570) thousand, respectively.

The recorded investment of individually impaired loans was as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
With allocated specific allowance
Without charge off	$51,944	$59,638
With charge off	196	1,120
With no allocated specific allowance
Without charge off	70,466	76,775
With charge off	6,973	2,828
Specific allowance on impaired loans	(5,079)	(7,409)
Impaired loans, net of specific allowance	$124,500	$132,952

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. Loans with no related allowance are believed by management to be adequately collateralized.

	As of March 31, 2017			As of December 31, 2016
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	581	581	9	2,095	2,384	90
Hotel & motel	6,395	6,433	403	6,387	6,387	337
Gas station & car wash	—	—	—	215	228	41
Mixed use	250	2,101	3	206	732	27
Industrial & warehouse	2,882	2,882	2	530	530	—
Other	22,412	22,657	2,143	22,580	22,825	1,507
Real estate—construction	—	—	—	—	—	—
Commercial business	19,538	19,698	2,479	26,543	27,161	4,493
Trade finance	—	—	—	2,111	2,156	864
Consumer and other	82	82	40	91	91	50
Subtotal	$52,140	$54,434	$5,079	$60,758	$62,494	$7,409
With no related allowance:
Real estate—residential	$1,465	$1,465	$—	$3,562	$3,562	$—
Real estate—commercial
Retail	16,752	17,724	—	12,753	13,290	—
Hotel & motel	6,273	12,221	—	6,122	11,735	—
Gas station & car wash	4,160	6,634	—	5,043	7,449	—
Mixed use	6,530	7,614	—	7,303	7,822	—
Industrial & warehouse	8,498	8,574	—	9,673	9,748	—
Other	15,648	16,911	—	20,181	21,492	—
Real estate—construction	2,856	2,996	—	1,300	1,441	—
Commercial business	9,902	13,509	—	8,675	9,472	—
Trade finance	4,450	4,450	—	3,918	3,918	—
Consumer and other	905	923	—	1,073	1,136	—
Subtotal	$77,439	$93,021	$—	$79,603	$91,065	$—
Total	$129,579	$147,455	$5,079	$140,361	$153,559	$7,409
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	1,338	4	1,712	—
Hotel & motel	6,391	43	4,611	57
Gas station & car wash	108	—	1,050	—
Mixed use	228	2	563	2
Industrial & warehouse	1,706	32	560	6
Other	22,496	253	24,462	275
Real estate—construction	—	—	—	—
Commercial business	23,041	195	35,742	265
Trade finance	1,055	—	10,314	94
Consumer and other	87	1	128	1
Subtotal	$56,450	$530	$79,142	$700
With no related allowance:
Real estate—residential	$2,513	$28	$—	$—
Real estate—commercial
Retail	14,752	159	11,105	100
Hotel & motel	6,198	7	7,849	22
Gas station & car wash	4,602	10	4,665	34
Mixed use	6,916	63	2,364	12
Industrial & warehouse	9,086	75	9,888	85
Other	17,915	130	12,712	90
Real estate—construction	2,078	20	1,355	—
Commercial business	9,289	30	8,950	41
Trade finance	4,184	51	—	—
Consumer and other	989	7	1,228	7
Subtotal	$78,522	$580	$60,116	$391
Total	$134,972	$1,110	$139,258	$1,091
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	As of March 31, 2017			As of December 31, 2016
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	311	311	—	1,826	2,114	85
Hotel & motel	92	89	2	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	250	2,101	3	136	136	2
Industrial & warehouse	—	—	—	—	—	—
Other	333	337	25	337	341	26
Real estate—construction	—	—	—	—	—	—
Commercial business	774	828	122	294	339	73
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	$1,760	$3,666	$152	$2,593	$2,930	$186
With no related allowance:
Real estate—residential	$—	$—	$—	$679	$679	$—
Real estate—commercial
Retail	4,351	4,831	—	3,148	3,214	—
Hotel & motel	4,840	7,352	—	4,767	7,171	—
Gas station & car wash	618	804	—	1,568	1,815	—
Mixed use	5,283	5,510	—	5,315	5,551	—
Industrial & warehouse	65	65	—	66	66	—
Other	3,182	3,853	—	6,023	6,752	—
Real estate—construction	—	—	—	—	—	—
Commercial business	245	313	—	141	386	—
Trade finance	—	—	—	—	—	—
Consumer and other	272	281	—	431	484	—
Subtotal	$18,856	$23,009	$—	$22,138	$26,118	$—
Total	$20,616	$26,675	$152	$24,731	$29,048	$186
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
Impaired Acquired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	1,068	4	1,169	—
Hotel & motel	46	—	—	—
Gas station & car wash	—	—	509	—
Mixed use	193	2	493	2
Industrial & warehouse	—	—	—	—
Other	335	4	305	4
Real estate—construction	—	—	—	—
Commercial business	534	5	576	3
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	$2,176	$15	$3,052	$9
With no related allowance:
Real estate—residential	$339	$—	$—	$—
Real estate—commercial
Retail	3,750	31	2,571	26
Hotel & motel	4,803	4	6,882	17
Gas station & car wash	1,093	10	1,392	25
Mixed use	5,299	63	273	3
Industrial & warehouse	66	1	1,111	2
Other	4,603	13	3,826	14
Real estate—construction	—	—	—	—
Commercial business	193	1	672	8
Trade finance	—	—	—	—
Consumer and other	351	2	557	2
Subtotal	$20,497	$125	$17,284	$97
Total	$22,673	$140	$20,336	$106
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

Generally, loans are placed on nonaccrual status if the principal and/or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the three months ended March 31, 2017 or 2016.
The following tables present the recorded investment of past due loans by the number of days past due as of March 31, 2017 and December 31, 2016 by class of loans:

	As of March 31, 2017
	Past Due and Accruing
	30-59 Days	60-89 Days	90 or More Days	Total	Nonaccrual Loans (2)	Total Delinquent and Nonaccrual Loans
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	938	—	—	938	2,657	3,595
Hotel & motel	3,341	1,187	—	4,528	4,216	8,744
Gas station & car wash	947	—	—	947	3,542	4,489
Mixed use	—	—	—	—	1,247	1,247
Industrial & warehouse	57	1,028	—	1,085	1,922	3,007
Other	4,046	1,031	—	5,077	3,114	8,191
Real estate—construction	—	—	—	—	1,300	1,300
Commercial business	640	666	—	1,306	9,155	10,461
Trade finance	—	—	—	—	528	528
Consumer and other	229	66	275	570	228	798
Subtotal	$10,198	$3,978	$275	$14,451	$27,909	$42,360
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,156	653	—	1,809	1,578	3,387
Hotel & motel	1,546	—	—	1,546	4,668	6,214
Gas station & car wash	—	—	—	—	47	47
Mixed use	—	354	—	354	162	516
Industrial & warehouse	1,406	—	—	1,406	—	1,406
Other	97	—	—	97	2,096	2,193
Real estate—construction	—	—	—	—	—	—
Commercial business	360	—	—	360	435	795
Trade finance	—	—	—	—	—	—
Consumer and other	684	—	—	684	114	798
Subtotal	$5,249	$1,007	$—	$6,256	$9,100	$15,356
TOTAL	$15,447	$4,985	$275	$20,707	$37,009	$57,716
__________________________________

(1)	Acquired Loans exclude PCI loans.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.2 million. Includes nonaccrual loans less than 30 days past due totaling $15.6 million.

	As of December 31, 2016
	Past Due and Accruing
	30-59 Days	60-89 Days	90 or More Days	Total	Nonaccrual Loans (2)	Total Delinquent and Nonaccrual Loans
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	480	—	—	480	3,672	4,152
Hotel & motel	1,836	3,137	—	4,973	1,392	6,365
Gas station & car wash	362	—	—	362	3,690	4,052
Mixed use	—	—	—	—	1,305	1,305
Industrial & warehouse	—	697	—	697	1,922	2,619
Other	2,871	—	—	2,871	4,007	6,878
Real estate—construction	—	1,513	—	1,513	1,300	2,813
Commercial business	558	815	—	1,373	9,371	10,744
Trade finance	—	500	—	500	2,056	2,556
Consumer and other	146	58	305	509	229	738
Subtotal	$6,253	$6,720	$305	$13,278	$28,944	$42,222
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$679	$679
Real estate—commercial
Retail	1,611	—	—	1,611	1,871	3,482
Hotel & motel	95	—	—	95	4,501	4,596
Gas station & car wash	68	340	—	408	993	1,401
Mixed use	—	—	—	—	48	48
Industrial & warehouse	257	—	—	257	—	257
Other	350	—	—	350	2,144	2,494
Real estate—construction	—	—	—	—	—	—
Commercial business	1,303	684	—	1,987	345	2,332
Trade finance	—	—	—	—	—	—
Consumer and other	331	25	—	356	549	905
Subtotal	$4,015	$1,049	$—	$5,064	$11,130	$16,194
TOTAL	$10,268	$7,769	$305	$18,342	$40,074	$58,416
__________________________________

(1)	Acquired Loans exclude PCI loans.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.9 million. Includes nonaccrual loans less than 30 days past due totaling $18.3 million.

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

•
Special Mention: Loans that have potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

The following tables present the recorded investment of risk ratings for Legacy and Acquired Loans as of March 31, 2017 and December 31, 2016 by class of loans:

	As of March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$36,883	$219	$1,465	$—	$38,567
Real estate—commercial
Retail	1,373,943	19,057	17,634	—	1,410,634
Hotel & motel	1,171,476	15,238	9,010	—	1,195,724
Gas station & car wash	637,755	10,280	3,542	—	651,577
Mixed use	396,870	957	1,408	—	399,235
Industrial & warehouse	515,640	21,839	14,970	—	552,449
Other	1,050,557	22,967	35,864	—	1,109,388
Real estate—construction	175,895	13,755	2,856	—	192,506
Commercial business	1,000,577	18,973	74,590	233	1,094,373
Trade finance	53,839	4,142	5,600	—	63,581
Consumer and other	206,835	4	809	—	207,648
Subtotal	$6,620,270	$127,431	$167,748	$233	$6,915,682
Acquired Loans:
Real estate—residential	$19,330	$269	$—	$—	$19,599
Real estate—commercial
Retail	750,436	11,996	17,642	—	780,074
Hotel & motel	316,099	11,955	17,562	—	345,616
Gas station & car wash	243,494	8,918	9,190	—	261,602
Mixed use	117,453	3,578	11,599	8	132,638
Industrial & warehouse	314,060	14,694	16,453	298	345,505
Other	712,484	28,529	23,389	—	764,402
Real estate—construction	91,672	—	—	—	91,672
Commercial business	549,059	17,666	35,700	97	602,522
Trade finance	76,541	17	3,159	—	79,717
Consumer and other	204,689	914	5,270	1,648	212,521
Subtotal	$3,395,317	$98,536	$139,964	$2,051	$3,635,868
Total	$10,015,587	$225,967	$307,712	$2,284	$10,551,550

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$34,283	$223	$2,883	$—	$37,389
Real estate—commercial
Retail	1,303,452	18,929	15,430	—	1,337,811
Hotel & motel	1,187,709	12,763	9,026	—	1,209,498
Gas station & car wash	643,282	7,259	3,690	—	654,231
Mixed use	375,312	—	1,467	—	376,779
Industrial & warehouse	478,528	29,830	13,745	—	522,103
Other	969,024	22,220	41,017	—	1,032,261
Real estate—construction	159,230	14,745	1,300	—	175,275
Commercial business	1,032,232	15,919	65,885	95	1,114,131
Trade finance	68,051	5,673	7,670	—	81,394
Consumer and other	179,864	1	829	—	180,694
Subtotal	$6,430,967	$127,562	$162,942	$95	$6,721,566
Acquired Loans:
Real estate—residential	$18,007	$1,809	$679	$—	$20,495
Real estate—commercial
Retail	772,465	9,860	21,110	—	803,435
Hotel & motel	328,396	5,419	18,233	—	352,048
Gas station & car wash	249,379	8,437	11,338	—	269,154
Mixed use	118,643	3,105	12,505	8	134,261
Industrial & warehouse	321,040	31,819	9,048	315	362,222
Other	736,385	23,286	29,099	—	788,770
Real estate—construction	78,838	—	—	—	78,838
Commercial business	649,186	31,340	37,265	99	717,890
Trade finance	70,535	61	2,938	—	73,534
Consumer and other	214,437	958	5,949	1,432	222,776
Subtotal	$3,557,311	$116,094	$148,164	$1,854	$3,823,423
Total	$9,988,278	$243,656	$311,106	$1,949	$10,544,989

The Company reclassifies loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held to investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held to investment to held for sale for the three months ended March 31, 2017 and 2016 is presented in the following table:

	Three Months Ended March 31,
	2017	2016
Transfer of loans receivable to held for sale	(Dollars in thousands)
Real estate - commercial	$8,699	$—
Commercial business	752	—
Consumer	—	450
Total	$9,451	$450

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.

Migration analysis is a formula methodology derived from the Bank’s actual historical net charge off experience for each loan class (type) or pool and risk grade. The migration analysis is centered on the Bank’s internal credit risk rating system. Management’s internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank’s general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on the migration analysis methodology described above. The loans are classified by class and risk grade, and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance on the most recent losses. That loss experience is then applied to the stratified portfolio at the end of each quarter. For PCI loans, a general loan loss allowance is provided to the extent that there has been credit deterioration since the date of acquisition.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the migration analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type or pool. However, if information exists to warrant adjustment to the migration analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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
The Company also establishes specific loss allowances for loans that have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined in accordance with ASC 310-10-35-22, “Measurement of Impairment.” The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, management obtains a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, management either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, management recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.

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
For commercial business loans, real estate loans, and certain consumer loans, management bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate, or on the fair value of the loan’s collateral if the loan is collateral dependent. Management evaluates most consumer loans for impairment on a collective basis because these loans generally have smaller balances and are homogeneous in the underwriting of terms and conditions and in the types of collateral.
For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower’s credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Provision for loan losses on acquired loans for the three months ended March 31, 2017 was $1.9 million of which $734 thousand was related to PCI loans.
The following table presents breakdown of loans by impairment method at March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (gross carrying value)	$1,465	$90,381	$2,856	$29,440	$4,450	$987	$129,579
Specific allowance	$—	$2,560	$—	$2,479	$—	$40	$5,079
Allowance coverage ratio	N/A	2.83%	N/A	8.42%	N/A	4.05%	3.92%
Other loans	$56,701	$7,858,463	$281,322	$1,667,455	$138,848	$419,182	$10,421,971
General allowance	$287	$52,827	$1,710	$15,944	$811	$2,001	$73,580
Allowance coverage ratio	0.51%	0.67%	0.61%	0.96%	0.58%	0.48%	0.71%
Total loans	$58,166	$7,948,844	$284,178	$1,696,895	$143,298	$420,169	$10,551,550
Total allowance for loan losses	$287	$55,387	$1,710	$18,423	$811	$2,041	$78,659
Allowance coverage ratio	0.49%	0.70%	0.60%	1.09%	0.57%	0.49%	0.75%

	As of December 31, 2016
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (gross carrying value)	$3,562	$93,088	$1,300	$35,218	$6,029	$1,164	$140,361
Specific allowance	$—	$2,002	$—	$4,493	$864	$50	$7,409
Allowance coverage ratio	N/A	2.15%	N/A	12.76%	14.33%	4.30%	5.28%
Other loans	$54,322	$7,749,485	$252,813	$1,796,803	$148,899	$402,306	$10,404,628
General allowance	$209	$47,915	$1,621	$19,054	$1,033	$2,102	$71,934
Allowance coverage ratio	0.38%	0.62%	0.64%	1.06%	0.69%	0.52%	0.69%
Total loans	$57,884	$7,842,573	$254,113	$1,832,021	$154,928	$403,470	$10,544,989
Total allowance for loan losses	$209	$49,917	$1,621	$23,547	$1,897	$2,152	$79,343
Allowance coverage ratio	0.36%	0.64%	0.64%	1.29%	1.22%	0.53%	0.75%
Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At March 31, 2017, total modified loans were $66.1 million, compared to $70.9 million at December 31, 2016. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.
A summary of the recorded investment of TDRs on accrual and nonaccrual status by type of concession as of March 31, 2017 and December 31, 2016 is presented below:

	As of March 31, 2017
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$16,249	$233	$—	$16,482	$2,503	$1,270	$—	$3,773	$20,255
Maturity / amortization concession	2,302	17,969	4,499	24,770	1,774	4,789	853	7,416	32,186
Rate concession	6,068	1,579	85	7,732	5,567	365	—	5,932	13,664
Total	$24,619	$19,781	$4,584	$48,984	$9,844	$6,424	$853	$17,121	$66,105

	As of December 31, 2016
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$16,358	$29	$—	$16,387	$4,417	$1,717	$—	$6,134	$22,521
Maturity / amortization concession	1,840	17,471	4,600	23,911	1,313	6,130	2,287	9,730	33,641
Rate concession	6,856	1,665	55	8,576	5,590	387	155	6,132	14,708
Total	$25,054	$19,165	$4,655	$48,874	$11,320	$8,234	$2,442	$21,996	$70,870
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at March 31, 2017 were comprised of 20 commercial real estate loans totaling $24.6 million, 24 commercial business loans totaling $19.8 million, and 24 other loans totaling $4.6 million. TDRs on accrual status at December 31, 2016 were comprised of 20 commercial real estate loans totaling $25.1 million, 23 commercial business loans totaling $19.2 million and 19 other loans totaling $4.7 million. The Company expects that TDRs on accrual status as of March 31, 2017, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $3.8 million and $5.3 million of specific reserves to TDRs as of March 31, 2017 and December 31, 2016, respectively.

The following table presents the recorded investment of loans modified as TDRs during the three months ended March 31, 2017 and March 31, 2016 by class of loans:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	$—	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	1	482	482	—	—	—
Real estate - construction	—	—	—	—	—	—
Commercial business	2	1,681	1,218	6	11,088	7,039
Trade finance	—	—	—	1	2,199	1,586
Consumer and other	—	—	—	—	—	—
Subtotal	3	$2,163	$1,700	7	$13,287	$8,625
Acquired Loans:
Real estate—commercial
Retail	—	$—	$—	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	1	93	97	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	2	649	561	—	—	—
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	1	30	29
Subtotal	3	$742	$658	1	$30	$29
Total	6	$2,905	$2,358	8	$13,317	$8,654
For TDRs modified during the three months ended March 31, 2017, the Company recorded totaled $2 thousand in specific reserves. Total charge offs of TDR loans modified during the three months ended March 31, 2017 totaled $131 thousand. TDR loans modified during the three months ended March 31, 2016 had specific reserves of $2.1 million. There were no charge-offs for TDR loans modified during the three months ended March 31, 2016.

The following table presents loans modified as TDRs within the previous twelve months and have subsequently had a payment default during the three months ended March 31, 2017:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Loans	Balance	Number of Loans	Balance
(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	2	729
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	1	102	6	2,272
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	1	$102	8	$3,001
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	1	62
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	1	11	—	—
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	1	$11	1	$62
Total	2	$113	9	$3,063
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of March 31, 2017, the specific reserves totaled $10 thousand for the TDRs that had payment defaults during the three months ended March 31, 2017. The total charge offs for the TDRs that had payment defaults during the three months ended March 31, 2017 was $0.
There was one commercial business Legacy Loan totaling $102 thousand that subsequently defaulted during the three months ended March 31, 2017 that was modified through payment concession. There was one commercial business Acquired Loan totaling $11 thousand that subsequently defaulted during the three months ended March 31, 2017 that was modified through payment concession.
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

Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, the Company assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC. These agreements provide for the sharing of losses and recoveries on the covered assets. The loss sharing provisions of the agreements expired on June 30, 2015, however, the Company will continue to reimburse the FDIC for recoveries on its covered assets until June 30, 2018. In addition, recently acquired Wilshire Bank had a loss sharing agreement with the FDIC related to loans acquired from Mirae Bank which was assumed by the Company in the acquisition of Wilshire in July 2016. The loss sharing agreement related to Wilshire with respect to losses on loans acquired from Mirae Bank expired in June 2014, however, the Company continued to reimburse the FDIC for recoveries on former Mirae Bank loans until June 2017. Under the terms of the agreements, the Company’s FDIC clawback liability was $2.0 million as of March 31, 2017.
Covered nonperforming assets totaled $1.6 million and $2.5 million at March 31, 2017 and December 31, 2016, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Covered loans on nonaccrual status	$181	$189
Covered OREO	1,400	2,306
Total covered nonperforming assets	$1,581	$2,495

Acquired covered loans	$32,010	$32,367

8.    Deposits
The aggregate amount of time deposits in denominations of $250,000 or more at March 31, 2017 and December 31, 2016, was $1.56 billion and $1.55 billion, respectively. Included in time deposits of $250,000 or more were $300.0 million in California State Treasurer’s deposits at March 31, 2017 and December 31, 2016. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2017 and December 31, 2016, securities with carrying values of approximately $355.7 million and $371.6 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at March 31, 2017 and December 31, 2016, totaled $714.4 million and $724.7 million, respectively.

9.    Borrowings
The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.36 billion at March 31, 2017, and $3.38 billion at December 31, 2016. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At March 31, 2017 and December 31, 2016, real estate secured loans with a carrying amount of approximately $5.50 billion and $5.53 billion, respectively, were pledged at the FHLB. At March 31, 2017 and December 31, 2016, other than FHLB stock, no securities were pledged as collateral at FHLB.
At March 31, 2017 and December 31, 2016, FHLB advances totaled $703.9 million and $754.3 million, respectively, had weighted average effective interest rates of 1.29% and 1.22%, respectively, and had various maturities through July 2021. The Company had a putable advance at March 31, 2017 and December 31, 2016, totaling $20.1 million and $20.2 million, respectively, with a quarterly put date. The stated rate of FHLB advances as of March 31, 2017 ranged between 0.84% and 2.02%. At March 31, 2017, the Company’s remaining borrowing capacity with the FHLB was $2.64 billion.
At March 31, 2017, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(Dollars in thousands)
Due within one year	$220,103	$220,103
Due after one year through five years	483,747	483,747
Total	$703,850	$703,850

As a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At March 31, 2017, the outstanding principal balance of the qualifying loans was $651.7 million, and the fair value of investment securities was $5.7 million. There were no borrowings outstanding against this line as of March 31, 2017 and December 31, 2016.

10.    Subordinated Debentures
At March 31, 2017, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company now has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at March 31, 2017:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	4.28%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.87%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.10%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	2.78%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	13,684	Variable	3.87%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,158	Variable	2.94%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	10,635	Variable	2.53%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	17,275	Variable	2.51%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,447	Variable	2.77%	06/30/2037
Total		$126,000	$100,067

The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2017 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.

11.    Derivative Financial Instruments
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
At March 31, 2017 and December 31, 2016, the following interest rate swaps related to our loan hedging program were outstanding:

	As of March 31, 2017	As of December 31, 2016
	(Dollars in thousands)
Interest rate swaps on loans with loan customers
Notional amount	$263,153	$223,098
Weighted average remaining term	7.6 years	7.4 years
Received fixed rate (weighted average)	4.34%	4.29%
Pay variable rate (weighted average)	3.21%	3.06%
Estimated fair value	$(1,623)	$(1,565)
Back to back interest rate swaps with correspondent banks
Notional amount	$263,153	$223,098
Weighted average remaining term	7.6 years	7.4 years
Received variable rate (weighted average)	3.21%	3.06%
Pay fixed rate (weighted average)	4.34%	4.29%
Estimated fair value	$1,623	$1,565

Subsequent to the acquisition of Wilshire, the Company began to enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2017, we had approximately $17.5 million in interest rate lock commitments and $6.8 million in total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2016, we had approximately $23.7 million in interest rate lock commitments and $13.0 million in total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of March 31, 2017		As of December 31, 2016
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets:
Interest rate lock commitments	$6,801	$113	$11,168	$130
Forward sale contracts related to mortgage banking	$626	$—	$3,223	$17

Liabilities:
Interest rate lock commitments	$—	$—	$1,810	$(3)
Forward sale contracts related to mortgage banking	$6,175	$(40)	$9,755	$(38)

12.    Commitments and Contingencies
In the normal course of business, we are a party to financial instruments with off-balance sheet risk that are used to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, commitments to fund investments in affordable housing partnerships, mortgage derivatives, and operating lease commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. The types of collateral that we may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.
Commitments at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to extend credit	$1,648,190	$1,592,221
Standby letters of credit	63,349	63,753
Other letters of credit	71,573	52,125
Commitments to fund investments in affordable housing partnerships	31,530	24,409
Interest rate lock	17,504	23,749
Forward sale commitments	6,801	12,978
Operating lease commitments	53,954	51,059
In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $412 thousand at March 31, 2017 and $557 thousand at December 31, 2016. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2016, management assessed the qualitative factors related to goodwill for the year to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that the fair value of goodwill exceeded the carrying value and that the two-step impairment test was not needed. Goodwill is not amortized for book purposes and is not tax deductible.
The carrying amount of the Company’s goodwill as of March 31, 2017 and December 31, 2016 was $464.0 million, and $463.0 million, respectively. There was no impairment of goodwill during the three months ended March 31, 2017. Goodwill recorded in the third quarter of 2016 from the acquisition of Wilshire totaled $359.0 million. During the fourth quarter of 2016, the Company made a net adjustment of $1.4 million to the deferred tax assets and taxes receivable acquired from Wilshire which reduced the previous goodwill recorded from the transaction by $1.4 million. Subsequently in the first quarter of 2017, the Company made a net adjustment of $978 thousand to OREO and deferred tax assets acquired from Wilshire which increased goodwill recorded from the Wilshire transaction by $978 thousand. These adjustments were made to reflect new information obtained about facts and circumstances that existed as of the acquisition date in accordance with ASC 805-10-25-13. At March 31, 2017, goodwill related to the acquisition of Wilshire totaled $358.6 million.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $676 thousand and $212 thousand for the three months ended March 31, 2017 and 2016, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2017:

		As of March 31, 2017
	Amortization period	Gross Carrying Amount	Accumulated Amortization
		(Dollars in thousands)
Core deposit—Center Financial acquisition	7 years	$4,100	$(3,755)
Core deposit—PIB acquisition	7 years	604	(484)
Core deposit—Foster acquisition	10 years	2,763	(1,417)
Core deposit—Wilshire acquisition	10 years	18,138	(1,399)
Total		$25,605	$(7,055)

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of March 31, 2017 and December 31, 2016, the Company did not have a valuation allowance for servicing assets.

The changes in servicing assets for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$26,457	$12,000
Additions through originations of servicing assets	1,296	777
Amortization	(1,812)	(921)
Balance at end of period	$25,941	$11,856

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.5 billion as of March 31, 2017 and $1.5 billion as of December 31, 2016.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the impairment of the servicing assets at March 31, 2017 and December 31, 2016 are presented below.

	March 31, 2017	December 31, 2016
SBA Servicing Assets:
Weighted-average discount rate	10.29%	9.85%
Constant prepayment rate	8.18%	8.05%
Mortgage Servicing Assets:
Weighted-average discount rate	9.66%	7.25%
Constant prepayment rate	7.71%	13.77%

14.    Income Taxes
For the first quarter of 2017, the Company had an income tax provision totaling $23.0 million on pretax income of $59.2 million, representing an effective tax rate of 38.84%, compared with an income tax provision of $16.2 million on pretax income of $39.8 million, representing an effective tax rate of 40.69% for the first quarter of 2016.
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three months ended March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
Statutory tax rate	35.00%	35.00%
State taxes-net of federal tax effect	7.18%	7.32%
Affordable housing partnership investment tax credit	(2.93)%	(1.29)%
Bank owned life insurance	(0.16)%	(0.24)%
Municipal securities	(0.25)%	(0.21)%
Nondeductible transaction costs	0.08%	0.48%
Other	(0.08)%	(0.37)%
Effective income tax rate	38.84%	40.69%
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.2 million at March 31, 2017 and December 31, 2016 that relate to uncertainties associated with federal and state income tax matters. Other than the accrued interest of $100 thousand related to uncertain tax positions from an acquired entity, the Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $331 thousand and $306 thousand for accrued interest and penalties (no portion was related to penalties) at March 31, 2017 and December 31, 2016, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $1.0 million in the next twelve months.
The statute of limitations for the assessment of income taxes related to the consolidated Federal income tax returns is closed for all tax years up to and including 2012. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2011, 2012 and 2013 tax years and by the New York State Department of Taxation and Finance for the 2013, 2014, and 2015 tax years. Wilshire Bancorp, Inc., an acquired entity, is currently under examination by the California Franchise Tax Board (FTB) for the 2011, 2012, and 2013 tax years and by the New York State Department of Taxation and Finance for the 2011, 2012, 2013, and 2014 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2017.
The Company adopted ASU 2016-09 , “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” during the first quarter of 2017. As a result of the adoption, the Company recorded $73 thousand of income tax benefits for the three months ended March 31, 2017 related to excess tax benefits from stock compensation. Prior to 2017, such excess tax benefits were generally recorded in additional paid-in capital as part of stockholders’ equity. This new accounting standard may potentially increase the volatility in the Company’s effective tax rates in future quarters.

15.    Fair Value Measurements
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
The Company uses the following methods and assumptions in estimating fair value disclosures for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis are listed as follows:
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
Interest Rate Swaps
The Company offers interest rate swaps to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. For commercial and industrial and asset backed loans, independent valuations may be comprised of a 20-60% discount for eligible accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
GSE debt securities	$9,998	$—	$9,998	$—
GSE collateralized mortgage obligations (residential)	726,619	—	726,619	—
GSE mortgage-backed securities (residential)	732,692	—	732,692	—
Corporate securities	4,313	—	4,313	—
Municipal securities	97,254	—	96,126	1,128
Mutual funds	13,070	13,070	—	—
Interest rate swaps	(1,623)	—	(1,623)	—
Mortgage banking derivatives	113	—	113	—

Liabilities:
Interest rate swaps	(1,623)	—	(1,623)	—
Mortgage banking derivatives	40	—	40	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
GSE debt securities	$12,008	$—	$12,008	$—
GSE collateralized mortgage obligations (residential)	705,667	—	705,667	—
GSE mortgage-backed securities (residential)	728,041	—	728,041	—
Corporate securities	11,127	—	11,127	—
Municipal securities	86,839	—	85,700	1,139
Mutual funds	13,058	13,058	—	—
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	147	—	147	—

Liabilities:
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	41	—	41	—
There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2017 and 2016. There were no gains or losses recognized in earnings during the three months ended March 31, 2017 and 2016.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the date indicated:

	As of March 31, 2017		As of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$6,801	$113	$11,168	$130
Forward sale contracts related to mortgage banking	$626	$—	$3,223	$17

Liabilities:
Interest rate lock commitments	$—	$—	$1,810	$(3)
Forward sale contracts related to mortgage banking	$6,175	$(40)	$9,755	$(38)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Beginning Balance, January 1	$1,139	$1,166
Total (losses) or gains included in other comprehensive income	(11)	43
Ending Balance, March 31	$1,128	$1,209

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO.  These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$65,125	$—	$—	$65,125
Commercial business	9,407	—	—	9,407
Trade finance	4,365	—	—	4,365
Consumer	97	—	—	97
Loans held for sale, net	6,571	—	6,571	—
OREO	19,096	—	—	19,096

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$58,882	$—	$—	$58,882
Commercial business	6,563	—	—	6,563
Trade Finance	—	—	—	—
Consumer	253	—	—	253
Impaired loans held for sale, net	3,788	—	3,788	—
OREO	21,990	—	—	21,990

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(2,002)	$309
Commercial business	(974)	(2,672)
Trade Finance	(712)	1,296
Consumer	(266)	(62)
Impaired loans held for sale, net	420	15
OREO	(595)	(577)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$461,068	$461,068	Level 1
Interest bearing deposits in other financial institutions and other investments	43,958	43,630	Level 2/3
Loans held for sale	19,141	20,291	Level 2
Loans receivable—net	10,471,008	10,633,834	Level 3
FHLB stock	21,203	N/A	N/A
Accrued interest receivable	25,683	25,683	Level 2/3
Customers’ liabilities on acceptances	2,771	2,771	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,963,947	$2,963,947	Level 2
Saving and other interest bearing demand deposits	3,771,155	3,771,155	Level 2
Time deposits	3,968,675	3,963,545	Level 2
FHLB advances	703,850	698,287	Level 2
Subordinated debentures	100,067	100,067	Level 2
Accrued interest payable	10,592	10,592	Level 2
Servicing Assets	25,941	25,941	Level 3
Acceptances outstanding	2,771	2,771	Level 2
	December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$437,334	$437,334	Level 1
Interest bearing deposits in other financial institutions and other investments	44,202	43,773	Level 2/3
Loans held for sale	22,785	24,492	Level 2
Loans receivable—net	10,463,989	10,666,642	Level 3
FHLB stock	21,964	N/A	N/A
Accrued interest receivable	26,880	26,880	Level 2/3
Customers’ liabilities on acceptances	2,899	2,899	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,900,241	$2,900,241	Level 2
Saving and other interest bearing demand deposits	3,703,352	3,703,352	Level 2
Time deposits	4,038,442	4,036,664	Level 2
FHLB advances	754,290	749,486	Level 2
Subordinated debentures	99,808	99,808	Level 2
Accrued interest payable	10,863	10,863	Level 2
Servicing Assets	26,457	26,457	Level 3
Acceptances outstanding	2,899	2,899	Level 2

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

16.    Stockholders’ Equity
On July 29, 2016 the Company acquired Wilshire in an all-stock transaction. Pursuant to the merger agreement, Wilshire shareholders received 0.7034 shares of the Company’s common stock for each share of Wilshire stock owned. Based on this exchange ratio, 55.5 million shares of the Company’s common stock were issued to Wilshire shareholders at $15.37 per share, the closing price of the Company’s stock on July 29, 2016. As a result, $852.9 million in common stock was issued as consideration in the transaction and $3.4 million in additional paid-in capital was recorded to account for the fair value of stock options assumed. Total stockholders’ equity at March 31, 2017 was $1.88 billion, compared to $1.86 billion at December 31, 2016.
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of March 31, 2017, the U.S. Treasury Department held one remaining warrant for the purchase of 19,963 shares of the Company’s common stock.
The Company paid a quarterly dividend of $0.12 per common share for the first quarter of 2017 compared to $0.11 per common share for the first quarter of 2016.
The following table presents the quarterly changes to accumulated other comprehensive (loss) income for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended,
	March 31, 2017	March 31, 2016
	(Dollars in thousands)
Balance at beginning of period	$(14,657)	$(1,832)
Unrealized gains on securities available for sale and interest only strips	3,132	15,592
Tax effect	1,324	6,605
Total other comprehensive income	1,808	8,987
Balance at end of period	$(12,849)	$7,155

For the three months ended March 31, 2017 and March 31, 2016 there were no reclassifications out of accumulated other comprehensive (loss) income.

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016, and increases 0.625% annually until 2019. As of March 31, 2017, the capital conservation buffer for the Company stood at 1.25%.

As of March 31, 2017, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of March 31, 2017 and December 31, 2016, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification from regulators that management believes has changed the institution’s category. As of March 31, 2017 and December 31, 2016, the Company and Bank met all capital adequacy requirements to which they are subject to.

The Company’s and the Bank’s capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2017
Common equity tier 1 capital (to risk weighted assets):
Company	$1,413,592	12.22%	$520,711	4.50%	$665,353	5.75%	N/A	N/A
Bank	$1,489,239	12.88%	$520,425	4.50%	$664,987	5.75%	$751,724	6.50%
Total capital (to risk-weighted assets):
Company	$1,591,852	13.76%	$925,708	8.00%	$1,070,350	9.25%	N/A	N/A
Bank	$1,571,333	13.59%	$925,199	8.00%	$1,069,762	9.25%	$1,156,499	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,509,758	13.05%	$694,281	6.00%	$838,923	7.25%	N/A	N/A
Bank	$1,489,239	12.88%	$693,899	6.00%	$838,462	7.25%	$925,199	8.00%
Tier I capital (to average assets):
Company	$1,509,758	11.72%	$515,352	4.00%	N/A	N/A	N/A	N/A
Bank	$1,489,239	11.56%	$515,212	4.00%	N/A	N/A	$644,014	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016
Common equity tier 1 capital (to risk weighted assets):
Company	$1,400,246	12.10%	$520,917	4.50%	$593,267	5.13%	N/A	N/A
Bank	$1,475,228	12.75%	$520,631	4.50%	$592,941	5.13%	$752,022	6.50%
Total capital (to risk-weighted assets):
Company	$1,578,690	13.64%	$926,076	8.00%	$998,425	8.63%	N/A	N/A
Bank	$1,557,765	13.46%	$925,566	8.00%	$997,876	8.63%	$1,156,957	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,496,153	12.92%	$694,557	6.00%	$766,906	6.63%	N/A	N/A
Bank	$1,475,228	12.75%	$694,174	6.00%	$766,484	6.63%	$925,566	8.00%
Tier I capital (to average assets):
Company	$1,496,153	11.49%	$520,947	4.00%	N/A	N/A	N/A	N/A
Bank	$1,475,228	11.33%	$520,903	4.00%	N/A	N/A	$651,129	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

GENERAL
Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$132,743	$83,461
Interest expense	17,838	11,854
Net interest income	114,905	71,607
Provision for loan losses	5,600	500
Net interest income after provision for loan losses	109,305	71,107
Noninterest income	17,603	8,775
Noninterest expense	67,699	40,049
Income before income tax provision	59,209	39,833
Income tax provision	22,999	16,210
Net income	$36,210	$23,623
Per Share Data:
Earnings per common share - basic	$0.27	$0.30
Earnings per common share - diluted	$0.27	$0.30
Book value per common share (period end)	$13.89	$12.09
Cash dividends declared per common share	$0.12	$0.11
Tangible book value per common share (period end) (9)	$10.32	$10.73
Number of common shares outstanding (period end)	135,248,185	79,597,106
Weighted average shares - basic	135,248,018	79,583,188
Weighted average shares - diluted	135,768,645	79,613,245
Tangible common equity to tangible assets	10.74%	10.73%

Average Balance Sheet Data:
Assets	$13,335,727	$7,875,940
Securities available for sale	1,567,497	1,016,865
Loans receivable and loans held for sale	10,381,771	6,269,428
Deposits	10,608,111	6,290,704
Stockholders’ equity	1,868,998	945,634

	For the Three Months Ended March 31,
	2017	2016
Selected Performance Ratios:
Return on average assets (1)	1.09%	1.20%
Return on average stockholders’ equity (1)	7.75%	9.99%
Return on average tangible equity (1) (8)	10.44%	11.28%
Dividend payout ratio (dividends per share / earnings per share)	44.91%	36.67%
Efficiency ratio (2)	51.09%	49.82%
Net interest spread	3.50%	3.56%
Net interest margin (3)	3.77%	3.84%

	At March 31,
	2017	2016
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$13,481,429	$8,063,752
Securities available for sale	1,583,946	1,087,897
Loans receivable	10,549,667	6,371,935
Deposits	10,703,777	6,467,411
FHLB advances	703,850	530,495
Subordinated debentures	100,067	42,371
Stockholders’ equity	1,878,047	961,982

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.72%	11.44%
Tier 1 risk-based capital ratio	13.05%	12.54%
Total risk-based capital ratio	13.76%	13.64%
Common equity tier 1 capital ratio (10)	12.22%	11.96%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.75%	1.21%
Allowance for loan losses to nonaccrual loans	212.54%	176.49%
Allowance for loan losses to nonperforming loans(6)	91.18%	79.77%
Allowance for loan losses to nonperforming assets(7)	74.65%	66.17%
Nonaccrual loans to loans receivable	0.35%	0.68%
Nonperforming loans to loans receivable (6)	0.82%	1.51%
Nonperforming assets to loans receivable and OREO (7)	1.00%	1.82%
Nonperforming assets to total assets (7)	0.78%	1.44%
__________________________________

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5.0% leverage capital, 8.0% tier I risk-based capital, 10.0% total risk-based capital, and 6.5% common equity tier 1 capital.

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

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net income	$36,210	$23,623

Average stockholders’ equity	$1,868,998	$945,634
Less: Average goodwill and core deposit intangible assets, net	(481,983)	(108,120)
Average tangible equity	$1,387,015	$837,514

Net income (annualized) to average tangible equity	10.44%	11.28%

	March 31, 2017	March 31, 2016
	(Dollars in thousands, except share data)
Total stockholders’ equity	$1,878,047	$961,982
Less: Goodwill and core deposit intangible assets, net	(482,525)	(108,008)
Tangible common equity	$1,395,522	$853,974

Common shares outstanding	135,248,185	79,597,106

Tangible book value per common share*	$10.32	$10.73
__________________________________
* Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	March 31, 2017	March 31, 2016
	(Dollars in thousands)
Tier 1 capital	$1,509,758	$889,375
Less: Trust preferred securities less unamortized acquisition discount	(96,166)	(40,946)
Common equity tier 1 capital	$1,413,592	$848,429

Total risk weighted assets less disallowed allowance for loan losses	$11,571,354	$7,093,779

Common equity tier 1 capital ratio*	12.22%	11.96%
__________________________________

*
The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

Results of Operations
Overview
Total assets increased $40.0 million from $13.44 billion at December 31, 2016 to $13.48 billion at March 31, 2017. The increase in total assets was primarily due to the increase in securities available for sale and cash and cash equivalents during the first quarter of 2017.
Net income for the first quarter of 2017 was $36.2 million, or $0.27 per diluted common share, compared to $23.6 million, or $0.30 per diluted common share, for the same period of 2016, which was an increase of $12.6 million, or 53.3%. The increase in net income was largely due to the addition of income from the interest earning assets acquired in the merger with Wilshire during the third quarter of 2016. Net interest income increased $43.3 million from the first quarter of 2016 compared to the first quarter of 2017. This increase was partially offset by an increase in noninterest expense of $27.7 million for the same period.
The following table summarizes the accretion and amortization adjustments that are included in net interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$2,676	$1,966
Accretion of discounts on purchased credit impaired loans	5,348	3,029
Amortization of premiums on low income housing tax credit investments	(84)	—
Amortization of premiums on assumed FHLB advances	441	97
Accretion of discounts on assumed subordinated debt	(259)	(44)
Amortization of premiums on assumed time deposits and savings	3,476	24
Total	$11,598	$5,072
The annualized return on average assets was 1.09% for the first quarter of 2017 compared to 1.20% for the same period of 2016. The annualized return on average stockholders’ equity was 7.75% for the first quarter of 2017 compared to 9.99% for the same period of 2016. The efficiency ratio was 51.09% for the first quarter of 2017 compared to 49.82% for the same period of 2016.
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
Comparison of Three Months Ended March 31, 2017 with the Same Period of 2016
Net interest income before provision for loan losses was $114.9 million for the first quarter of 2017, compared to $71.6 million for the same period of 2016, an increase of $43.3 million, or 60.5%.
Interest income for the first quarter of 2017 was $132.7 million, an increase of $49.2 million, or 59.1%, compared to $83.5 million for the same period of 2016. The increase in interest income was primarily attributed to the increase in loans and investments resulting from the acquisition of Wilshire during the third quarter of 2016.
Interest expense for the first quarter of 2017 was $17.8 million, an increase of $5.9 million, or 50.5% compared to $11.9 million for the same period of 2016. The increase in interest expense was primarily due to the acquisition of deposits and borrowings from the acquisition of Wilshire.

Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the first quarter of 2017 was 3.77%, a decrease of 7 basis points from 3.84% for the same period of 2016.
The weighted average yield on loans decreased to 4.82% for the first quarter of 2017 from 4.95% for the first quarter of 2016. The change in our loan yield was mostly due to a decline in the impact of accretion to overall loan yields. Although total discount accretion income increased from the first quarter of 2017 compared to the first quarter of 2016, discount accretion impact to loan yields declined due to the increase in average loan balance for the first quarter of 2017, compared to the first quarter of 2016.
The weighted average yield on securities available for sale for the first quarter of 2017 was 2.10% compared to 2.23% for the same period of 2016. The decrease in weighted average yield was primarily attributable to the inclusion of the investment portfolio acquired from Wilshire, which had a lower average fair value yield compared to our investment portfolio prior to the merger.
The weighted average cost of deposits for the first quarter of 2017 was 0.55%, a decrease of 8 basis points from 0.63% for the same period of 2016. The decline in deposits costs was largely due to the decline in cost of time deposits and an increase in average noninterest bearing deposits for the first quarter of 2017 compared to the first quarter of 2016. The decline in cost of time deposits was largely due to the increase in premium amortizations on time deposits acquired from Wilshire at fair value.
The weighted average cost of FHLB advances for the first quarter of 2017 was 1.31%, an increase of 16 basis points from 1.15% for the same period of 2016. The increase in cost of FHLB advances was due to the increase in FHLB advance rates stemming from the increase in overall interest rates.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$10,381,771	$123,294	4.82%	$6,269,428	$77,118	4.95%
Securities available for sale(3)	1,567,497	8,113	2.10%	1,016,865	5,677	2.23%
FRB and FHLB stock and other investments	423,955	1,336	1.28%	217,048	666	1.23%
Total interest earning assets	12,373,223	132,743	4.35%	7,503,341	83,461	4.47%
Total noninterest earning assets	962,504			372,599
Total assets	$13,335,727			$7,875,940

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,436,984	$7,191	0.85%	$1,968,637	$4,004	0.82%
Savings	293,609	287	0.40%	186,462	366	0.79%
Time deposits	4,009,179	7,033	0.71%	2,506,040	5,537	0.89%
Total interest bearing deposits	7,739,772	14,511	0.76%	4,661,139	9,907	0.85%
FHLB advances	662,472	2,139	1.31%	532,206	1,523	1.15%
Other borrowings	95,911	1,188	4.95%	40,813	424	4.11%
Total interest bearing liabilities	8,498,155	17,838	0.85%	5,234,158	11,854	0.91%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,868,339			1,629,565
Other liabilities	100,235			66,583
Stockholders’ equity	1,868,998			945,634
Total liabilities and stockholders’ equity	$13,335,727			$7,875,940

Net interest income/net interest spread		$114,905	3.50%		$71,607	3.56%
Net interest margin			3.77%			3.84%
Cost of deposits			0.55%			0.63%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended March 31, 2017 over March 31, 2016

	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$46,176	$(2,100)	$48,276
Interest on securities	2,436	(393)	2,829
Interest on FRB and FHLB stock and other investments	670	24	646
Total interest income	$49,282	$(2,469)	$51,751
INTEREST EXPENSE:
Interest on demand, interest bearing	$3,187	$152	$3,035
Interest on savings	(79)	(230)	151
Interest on time deposits	1,496	(1,270)	2,766
Interest on FHLB advances	616	222	394
Interest on other borrowings	764	101	663
Total interest expense	$5,984	$(1,025)	$7,009
NET INTEREST INCOME	$43,298	$(1,444)	$44,742

Provision for Loan Losses
The provision for loan losses reflects management’s judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management and third parties, regulators’ examination of the loan portfolio, the value of the underlying collateral for problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary in material and adverse respects from current estimates. If the allowance for loan losses is inadequate, it may have a material adverse effect on our financial condition and results of operations.
The provision for loan losses for the first quarter of 2017 was $5.6 million, an increase of $5.1 million from $500 thousand for the same period last year. The increase in provision for loan losses was primarily due to an increase in charge offs for the first quarter of 2017 compared to the first quarter of 2016 which led to an increase in loss rates used in our allowance calculation. The increase in charge offs was due primarily to one customer relationship which accounted for approximately half of all of the quarter’s charge offs.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, net gains on sales of loans, and other income. Noninterest income for the first quarter of 2017 was $17.6 million compared to $8.8 million for the same quarter of 2016, an increase of $8.8 million, or 100.6%. The increase was primarily due to an increase of $2.9 million, or 157.7%, in other income and fees and an increase of $2.7 million, or 99.0%, in service fees on deposit accounts. Gain on sale of SBA loans also increased $1.4 million, or 78.1%. The overall increase in noninterest income was primarily due to the additional noninterest income resulting from the acquisition of Wilshire during the third quarter of 2016.
In addition to the noninterest income increase that resulted from the merger with Wilshire, the Company’s other income from interest rate swaps increased $736 thousand for the first quarter of 2017 compared to the same period of the previous year due to an increase number of interest rate swap transactions during the first quarter of 2017.
Noninterest income by category is summarized in the table below:

	Three Months Ended March 31,		Increase
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,338	$2,683	$2,655	99.0%
International service fees	1,108	776	332	42.8%
Loan servicing fees, net	1,438	690	748	108.4%
Wire transfer fees	1,186	914	272	29.8%
Net gains on sales of SBA loans	3,250	1,825	1,425	78.1%
Net gains on sales of other loans	420	—	420	100.0%
Other income and fees	4,863	1,887	2,976	157.7%
Total noninterest income	$17,603	$8,775	$8,828	100.6%

Noninterest Expense
Noninterest expense for the first quarter of 2017 was $67.7 million, an increase of $27.7 million, or 69.0%, from $40.0 million for the same period of 2016. Salaries and employee benefits expense increased $12.6 million during the first quarter of 2017 compared to the same period in 2016 due to an increase in the number of full-time equivalent employees primarily as a result of the acquisition of Wilshire. Other noninterest expense increased $4.3 million for the first quarter of 2017 compared to the same period in 2016 due to additional expenses from the acquisition of Wilshire. The increase in noninterest expense for the first quarter of 2017 compared to the first quarter of 2016 was primarily from additional expenses that resulted from the merger with Wilshire. Total assets increased 67% for first quarter of 2017 compared to the first quarter of 2016 largely due to the Wilshire merger which is line with the increase in noninterest expense of 69% for the same period.

In addition to expenditures that resulted from the merger with Wilshire, noninterest expense for the first quarter of 2017 included $1.5 million in sponsorship fees paid to sponsor the Ladies Professional Golf Association (“LPGA”) Bank of Hope Founders Cup event in March 2017 which was recorded in advertising and marketing expenses. The Company also recorded $1.1 million in valuation expense for premises held for sale during the first quarter of 2017 which was recorded in other expenses. Both these expenditures were recorded only for the first quarter of 2017 as the Company was not a sponsor of the LPGA event during the first quarter of 2016 and the there were no premises held for sale during this same period of the prior year. Professional fees increased from the first quarter of 2017 compared to the first quarter of 2016 largely due to additional audit fees paid during the three months ended March 31, 2017. Other expenses increased from the first quarter of 2016 to the first quarter of 2017 due to an increase in expenses related to affordable housing partnership investments and valuation on premises held for sale previously mentioned.
Total merger and integration expenses for the first quarter of 2017 was $947 thousand, a decrease of $260 thousand from the first quarter of 2016. Merger and integration expenses for the first quarter of 2017 consisted of $401 thousand in expenses related to the acquisition of Wilshire, $522 thousand in expenses related to the pending acquisition of U & I, and $24 thousand in expenses related to other former acquisitions.
At March 31, 2017, total future lease commitments totaled $54.0 million with the last of the commitments ending in 2030.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$34,166	$21,569	$12,597	58.4%
Occupancy	7,194	4,817	2,377	49.3%
Furniture and equipment	3,413	2,287	1,126	49.2%
Advertising and marketing	3,424	1,136	2,288	201.4%
Data processing and communications	3,606	2,171	1,435	66.1%
Professional fees	3,902	1,083	2,819	260.3%
FDIC assessment	1,010	1,038	(28)	(2.7)%
Credit related expenses	1,883	421	1,462	347.3%
OREO expense, net	997	1,428	(431)	(30.2)%
Merger and integration expenses	947	1,207	(260)	(21.5)%
Other	7,157	2,892	4,265	147.5%
Total noninterest expense	$67,699	$40,049	$27,650	69.0%

Provision for Income Taxes
Income tax provision expense was $23.0 million and $16.2 million for the quarters ended March 31, 2017 and 2016, respectively. The effective income tax rates were 38.8% and 40.7% for the quarters ended March 31, 2017 and 2016, respectively. The decrease in tax rate was due to the increase in affordable housing partnership tax credits for the first quarter of 2017 compared to the same period of the prior year.

Financial Condition
At March 31, 2017, our total assets were $13.48 billion, an increase of $40.0 million, or 0.3% from $13.44 billion at December 31, 2016. The increase in assets was due to an increase in cash and cash equivalents and investment securities available for sale.
Investment Securities Portfolio
As of March 31, 2017, we had $1.58 billion in available for sale securities, compared to $1.56 billion at December 31, 2016. The net unrealized loss on the available for sale securities at March 31, 2017 was $22.4 million, compared to a net unrealized loss on securities of $25.6 million at December 31, 2016.
During the three months ended March 31, 2017, $94.9 million in securities were purchased, $59.1 million in mortgage related securities were paid down, and there were $9.0 million in maturities. During the same period last year, $99.6 million in securities were purchased, $36.4 million in mortgage related securities were paid down.
Investments in Affordable Housing Partnerships
At March 31, 2017 we had $76.4 million in investments in affordable housing partnerships compared to $70.1 million at December 31, 2016. The increase in investments in affordable housing partnerships was due additional commitments entered into during the first quarter of 2017 totaling $8.5 million. Commitments to fund investments in affordable housing partnerships totaled $31.5 million at March 31, 2017 compared to $24.4 million at December 31, 2016.
Loan Portfolio
As of March 31, 2017, loans outstanding totaled $10.55 billion, an increase of $6.6 million from $10.54 billion at December 31, 2016. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	March 31, 2017		December 31, 2016
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$58,166	1%	$57,884	1%
Commercial	7,948,844	75%	7,842,573	75%
Construction	284,178	3%	254,113	2%
Total real estate loans	8,291,188	79%	8,154,570	78%
Commercial business	1,696,895	16%	1,832,021	17%
Trade finance	143,298	1%	154,928	1%
Consumer and other	420,169	4%	403,470	4%
Total loans outstanding	10,551,550	100%	10,544,989	100%
Deferred loan fees, net	(1,883)		(1,657)
Loans receivable	10,549,667		10,543,332
Allowance for loan losses	(78,659)		(79,343)
Loans receivable, net of allowance for loan losses	$10,471,008		$10,463,989
Real estate secured and consumer loans increased from December 31, 2016 to March 31, 2017, while commercial business and trade finance loans experienced a decline. The decline in commercial business loans from December 31, 2016 to March 31, 2017 was primarily due to the $100.5 million decrease in warehouse lines of credit.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to extend credit	$1,648,190	$1,592,221
Standby letters of credit	63,349	63,753
Other commercial letters of credit	71,573	52,125
	$1,783,112	$1,708,099

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans and OREO, totaled $105.4 million at March 31, 2017, compared to $111.2 million at December 31, 2016. The ratio of nonperforming assets to loans receivable and OREO was 1.00% and 1.05% at March 31, 2017 and December 31, 2016, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans (1)	$37,009	$40,074
Loans 90 days or more days past due, still accruing	275	305
Accruing restructured loans	48,984	48,874
Total nonperforming loans	86,268	89,253
OREO	19,096	21,990
Total nonperforming assets	$105,364	$111,243

Nonaccrual loans:
Legacy Portfolio	$27,909	$28,944
Acquired Portfolio	9,100	11,130
Total nonaccrual loans	$37,009	$40,074

Nonperforming loans:
Legacy Portfolio	$73,412	$74,890
Acquired Portfolio	12,856	14,363
Total nonperforming loans	$86,268	$89,253

Nonperforming loans to loans receivable	0.82%	0.85%
Nonperforming assets to loans receivable and OREO	1.00%	1.05%
Nonperforming assets to total assets	0.78%	0.83%
Allowance for loan losses to nonperforming loans	91.18%	88.90%
Allowance for loan losses to nonperforming assets	74.65%	71.32%
__________________________________

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.2 million and $15.9 million as of March 31, 2017 and December 31, 2016, respectively.

Allowance for Loan Losses
The allowance for loan losses was $78.7 million at March 31, 2017 compared to $79.3 million at December 31, 2016. The allowance for loan losses was 0.75% of loans receivable at March 31, 2017, unchanged from December 31, 2016. Impaired loan reserves decreased to $5.1 million at March 31, 2017 from $7.4 million at December 31, 2016.
The following table reflects our allocation of the allowance for loan and lease losses (“ALLL”) by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	March 31, 2017			December 31, 2016
	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate - residential	$287	$58,166	0.49%	$209	$57,884	0.36%
Real estate - commercial	55,387	7,948,844	0.70%	49,917	7,842,573	0.64%
Real estate - construction	1,710	284,178	0.60%	1,621	254,113	0.64%
Commercial business	18,423	1,696,895	1.09%	23,547	1,832,021	1.29%
Trade finance	811	143,298	0.57%	1,897	154,928	1.22%
Consumer and other	2,041	420,169	0.49%	2,152	403,470	0.53%
Total	$78,659	$10,551,550	0.75%	$79,343	$10,544,989	0.75%
__________________________________

*	Held-for-sale loans of $19.1 million and $22.8 million at March 31, 2017 and December 31, 2016, respectively, were excluded from the total.

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Purchase Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or “PCI loans”) and performing loans (loans that were pass graded at the time they were acquired, or “non-PCI loans”). The activity in the ALLL for the three months ended March 31, 2017 is as follows:

		Acquired Loans(2)
Three Months Ended March 31, 2017	Legacy Loans(1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$66,399	$11,402	$1,542	$79,343
Provision for loan losses	3,709	734	1,157	5,600
Loans charged off	(6,199)	—	(406)	(6,605)
Recoveries of loan charge offs	145	—	176	321
Balance, end of period	$64,054	$12,136	$2,469	$78,659

Total loans outstanding	$6,915,682	$260,265	$3,375,603	$10,551,550
Allowance coverage ratio	0.93%	4.66%	0.07%	0.75%
Net loan charge offs to beginning allowance	9.12%	—%	14.92%	7.92%
Net loan charge offs to provision for loan losses	163.22%	—%	19.88%	112.21%
__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale	$10,381,771	$6,269,428
Loans receivable	$10,549,667	$6,371,935
ALLOWANCE:
Balance, beginning of period	$79,343	$76,408
Less loan charge offs:
Real estate - commercial	(1,490)	(135)
Commercial business	(3,260)	(621)
Trade finance	(1,576)	—
Consumer and other	(279)	(65)
Total loan charge offs	(6,605)	(821)
Plus loan recoveries:
Real estate - commercial	46	524
Commercial business	272	242
Consumer and other	3	3
Total loans recoveries	321	769
Net loan charge offs	(6,284)	(52)
Provision for loan losses	5,600	500
Balance, end of period	$78,659	$76,856

Net loan charge offs to average loans receivable, including loans held for sale*	0.24%	—%
Allowance for loan losses to loans receivable at end of period	0.75%	1.21%
Net loan charge offs to allowance*	31.96%	0.27%
Net loan charge offs to provision for loan losses	112.21%	10.40%
__________________________________

*	Annualized
We believe the allowance for loan losses as of March 31, 2017 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts, and if actual losses exceed the estimated amounts it could have a material and adverse effect on our financial condition and results of operations.
At March 31, 2017, the Company had $106.1 million in remaining discount on loans acquired from previous transactions compared to $110.8 million at December 31, 2016.
Deposits and Other Borrowings
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2017, deposits increased $61.7 million, or 0.6%, to $10.70 billion from $10.64 billion at December 31, 2016. The increase in deposits was primarily due to an increase in demand deposits and money market accounts partially offset by a decline in other time deposits.
At March 31, 2017, 27.7% of total deposits were noninterest bearing demand deposits, 37.1% were time deposits, and 35.2% were interest bearing demand and savings deposits. At December 31, 2016, 27.3% of total deposits were noninterest bearing demand deposits, 37.9% were time deposits, and 34.8% were interest bearing demand and savings deposits.

At March 31, 2017, we had $714.4 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $724.7 million and $300.0 million of such deposits at December 31, 2016, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 1.30% at March 31, 2017 and were collateralized with securities with a carrying value of $355.7 million. Time deposits of $250 thousand or more at March 31, 2017 totaled $1.56 billion compared to $1.55 billion at December 31, 2016.
The following is a schedule of certificates of deposit maturities as of March 31, 2017:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,020,770	26%
Over three months through six months	1,097,314	28%
Over six months through nine months	689,709	17%
Over nine months through twelve months	788,910	20%
Over twelve months	371,972	9%
Total time deposits	$3,968,675	100%

Other Borrowings
From time to time we utilize FHLB advances as a secondary source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At March 31, 2017, FHLB advances totaled $703.9 million with average remaining maturities of 2.1 years, compared to $754.3 million with average remaining maturities of 2.2 years at December 31, 2016. Total FHLB advances included $3.9 million in premiums recorded from prior acquisitions at March 31, 2017, compared to $4.3 million in premiums at December 31, 2016.
Subordinated debentures totaled $100.1 million at March 31, 2017 and $99.8 million at December 31, 2016. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
With the acquisition of Wilshire’s mortgage lending platform, we began utilizing mortgage banking derivatives during the third quarter of 2016. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments, we also enter into forward commitments, or commitments to deliver residential mortgage loans on a future date, also considered derivatives. Net change in the fair value of derivatives represents income recorded from changes of fair value for these mortgage derivatives instruments.

We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of dividend payments to shareholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that we and the Bank subsidiary are financially sound. For this purpose, we perform ongoing assessments of our components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.
Total stockholders’ equity was $1.88 billion at March 31, 2017, compared to $1.86 billion at December 31, 2016.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, a minimum ratio of Tier I capital to risk-weighted assets of 6.0%, and a minimum ratio of Tier I common equity capital to risk-weighted assets of 4.5% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4.0% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Beginning January 1, 2016, federal banking agencies required a capital conservation buffer of 0.625% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. The capital conservation buffer increases at an annual increment of 0.625% until January 2019 and stands as 1.25% as of March 31, 2017. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At March 31, 2017, our common equity Tier 1 capital was $1.41 billion compared to $1.40 billion at December 31, 2016. Our Tier I capital, defined as stockholders’ equity less intangible assets, was $1.51 billion at March 31, 2017 compared to $1.50 billion at December 31, 2016, representing an increase of $13.5 million, or 0.90%. At March 31, 2017, the Common Equity Tier 1 capital ratio was 12.22%. The total capital to risk-weighted assets ratio was 13.76% and the Tier I capital to risk-weighted assets ratio was 13.05%. The Tier I leverage capital ratio was 11.72%.

As of March 31, 2017 and December 31, 2016, the most recent regulatory notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized”, the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below:

	As of March 31, 2017 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,413,592	12.22%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,591,852	13.76%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,509,758	13.05%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,509,758	11.72%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,489,239	12.88%	$751,724	6.50%	$737,515	6.38%
Total risk-based capital ratio (to risk-weighted assets)	$1,571,333	13.59%	$1,156,499	10.00%	$414,834	3.59%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,489,239	12.88%	$925,199	8.00%	$564,040	4.88%
Tier 1 capital to total assets (to average assets)	$1,489,239	11.56%	$644,014	5.00%	$845,225	6.56%

	As of December 31, 2016 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,400,246	12.10%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,578,690	13.64%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,496,153	12.92%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,496,153	11.49%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,475,228	12.75%	$752,022	6.50%	$723,206	6.25%
Total risk-based capital ratio (to risk-weighted assets)	$1,557,765	13.46%	$1,156,957	10.00%	$400,808	3.46%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,475,228	12.75%	$925,566	8.00%	$549,662	4.75%
Tier 1 capital to total assets (to average assets)	$1,475,228	11.33%	$651,129	5.00%	$824,099	6.33%

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
At March 31, 2017, our total borrowing capacity from the FHLB was $3.36 billion, of which $2.64 billion was unused and available to borrow. At March 31, 2017, our total borrowing capacity from the FRB was $501.2 million, which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.62 billion at March 31, 2017 compared to $1.53 billion at December 31, 2016. Cash and cash equivalents, including federal funds sold, were $461.1 million at March 31, 2017 compared to $437.3 million at December 31, 2016. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2017, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	March 31, 2017		December 31, 2016
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	2.04%	(3.34)%	2.58%	(4.05)%
+ 100 basis points	0.98%	(1.49)%	1.15%	(1.91)%
- 100 basis points	(1.62)%	0.74%	(0.60)%	1.41%
- 200 basis points	(10.65)%	(0.73)%	(9.66)%	0.42%

Item 4.	Controls and Procedures
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
We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on the evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on May 18, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, although our remediation efforts with respect to the identified material weaknesses are well underway, our material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. With respect to the identified material weaknesses, other than those that arose in conjunction with the acquisition of Wilshire, management presently believes that such material weaknesses will be remediated within twelve months of when the remediation efforts commenced. The timing of the testing and validation of the remediation of the material weaknesses that arose in conjunction with the acquisition of Wilshire may depend on the timing of the Company’s next material business combination.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $412 thousand at March 31, 2017. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.	Risk Factors
Set forth below are the material changes to the risk factors discussed in Item 1A of Part 1 of the Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in Item 1A of Part 1 of the Annual Report on Form 10-K for the year ended December 31, 2016, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described below and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition and results of operations.
The merger agreement With U&I Financial Corp, may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to close. Those conditions include U&I Financial Corp. shareholder approval, regulatory approvals, the absence of any law or order prohibiting the closing, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements, the effectiveness of the registration statement to be filed by the Company with respect to the Company’s common stock to be issued in the merger, and the absence of the occurrence of a material adverse effect upon the Company or U&I Financial Corp. In addition, the Company may choose to terminate the merger agreement if U&I Financial Corp.’s Board of Directors makes a change in recommendation with respect to shareholder approval. In addition to the foregoing, if the merger agreement is terminated, under certain circumstances U&I Financial Corp. may be required to pay a $2 Million termination fee to the Company. There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed.

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

HOPE BANCORP, INC.

Date:	July 20, 2017	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

Date:	July 20, 2017	/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Second Amended and Restated Employment Agreement, dated April 27, 2017 and effective April 1, 2017, by and between Hope Bancorp, Inc., Hope Bank and Kevin S. Kim**+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement