Form 10-Q
period 2017-06-30
HOPE BANCORP INC
filed 2017-08-09
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
Commission File Number: 000-50245
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

N/A
(Former name, former address and former fiscal year, if change since last report)
______________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(d) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒
As of August 2, 2017, there were 135,349,745 outstanding shares of Hope Bancorp, Inc. common stock, $0.001 par value.

Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, our anticipated merger with U & I Financial Corp., and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: inability to consummate our proposed merger with U & I Financial Corp. on the terms we have proposed or at all; failure to realize the benefits from the merger with U & I Financial Corp. that we currently expect if the merger is consummated; the Company’s inability to remediate its presently identified material weaknesses or to do so in a timely manner, the possibility that additional material weaknesses may arise in the future, and that a material weakness may have an impact on our reported financial results; possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A. Risk Factors, contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$180,987	$168,827
Interest bearing cash in other banks	265,428	268,507
Total cash and cash equivalents	446,415	437,334
Interest bearing deposits in other financial institutions and other investments	43,962	44,202
Securities available for sale, at fair value	1,680,382	1,556,740
Loans held for sale, at the lower of cost or fair value	16,927	22,785
Loans receivable (net of allowance for loan losses of $80,074 and $79,343 at June 30, 2017 and December 31, 2016, respectively)	10,736,345	10,463,989
Other real estate owned (“OREO”), net	21,839	21,990
Federal Home Loan Bank (“FHLB”) stock, at cost	22,351	21,964
Premises and equipment, net	52,565	55,316
Accrued interest receivable	25,640	26,880
Deferred tax assets, net	81,488	88,110
Customers’ liabilities on acceptances	1,669	2,899
Bank owned life insurance (“BOLI”)	74,113	73,696
Investments in affordable housing partnerships	91,343	70,059
Goodwill	464,450	462,997
Core deposit intangible assets, net	17,874	19,226
Servicing assets	25,338	26,457
Other assets	56,516	46,778
Total assets	$13,859,217	$13,441,422

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,016,538	$2,900,241
Interest bearing:
Money market and NOW accounts	3,563,404	3,401,446
Savings deposits	275,272	301,906
Time deposits	4,099,887	4,038,442
Total deposits	10,955,101	10,642,035
FHLB advances	793,403	754,290
Subordinated debentures	100,328	99,808
Accrued interest payable	11,855	10,863
Acceptances outstanding	1,669	2,899
Commitments to fund investments in affordable housing partnerships	43,929	24,409
Other liabilities	46,638	51,645
Total liabilities	11,952,923	11,585,949
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at June 30, 2017 and December 31, 2016; issued and outstanding, 135,297,678 and 135,240,079 shares at June 30, 2017 and December 31, 2016, respectively	135	135
Additional paid-in capital	1,402,303	1,400,490
Retained earnings	513,945	469,505
Accumulated other comprehensive loss, net	(10,089)	(14,657)
Total stockholders’ equity	1,906,294	1,855,473
Total liabilities and stockholders’ equity	$13,859,217	$13,441,422

See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$128,515	$77,086	$251,809	$154,204
Securities	8,741	5,729	16,854	11,406
Interest bearing deposits in other banks and other investments	1,277	719	2,613	1,385
Total interest income	138,533	83,534	271,276	166,995
INTEREST EXPENSE:
Deposits	18,114	10,352	32,625	20,259
FHLB advances	2,338	1,686	4,477	3,209
Other borrowings	1,261	432	2,449	856
Total interest expense	21,713	12,470	39,551	24,324
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	116,820	71,064	231,725	142,671
PROVISION FOR LOAN LOSSES	2,760	1,200	8,360	1,700
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	114,060	69,864	223,365	140,971
NONINTEREST INCOME:
Service fees on deposit accounts	5,179	2,902	10,517	5,585
International service fees	1,119	816	2,227	1,591
Loan servicing fees, net	1,291	589	2,729	1,280
Wire transfer fees	1,343	893	2,529	1,807
Net gains on sales of SBA loans	3,267	3,035	6,517	4,860
Net gains on sales of other loans	352	43	772	43
Other income and fees	3,564	2,429	8,427	4,316
Total noninterest income	16,115	10,707	33,718	19,482
NONINTEREST EXPENSE:
Salaries and employee benefits	34,946	21,757	69,112	43,326
Occupancy	7,154	4,920	14,348	9,737
Furniture and equipment	3,556	2,337	6,969	4,624
Advertising and marketing	2,394	1,402	5,818	2,538
Data processing and communications	2,676	2,129	6,282	4,300
Professional fees	3,260	1,273	7,162	2,356
Investments in affordable housing partnership expenses	3,055	271	5,216	676
FDIC assessments	1,004	1,095	2,014	2,133
Credit related expenses	113	911	1,996	1,332
OREO expense, net	1,188	133	2,185	1,561
Merger and integration expenses	562	1,533	1,509	2,740
Other	4,129	2,587	9,125	5,074
Total noninterest expense	64,037	40,348	131,736	80,397
INCOME BEFORE INCOME TAX PROVISION	66,138	40,223	125,347	80,056
INCOME TAX PROVISION	25,451	16,833	48,450	33,043
NET INCOME	$40,687	$23,390	$76,897	$47,013
EARNINGS PER COMMON SHARE
Basic	$0.30	$0.29	$0.57	$0.59
Diluted	$0.30	$0.29	$0.57	$0.59

See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$40,687	$23,390	$76,897	$47,013
Other comprehensive income:
Change in unrealized net holding gains on securities available for sale	4,768	6,606	7,949	22,238
Change in unrealized net holding gains (losses) on interest only strips	8	(3)	(41)	(44)
Less tax effect	2,016	2,785	3,340	9,388
Other comprehensive income, net of tax	2,760	3,818	4,568	12,806
Total comprehensive income	$43,447	$27,208	$81,465	$59,819

See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2016	79,566,356	$80	$541,596	$398,251	$(1,832)	$938,095
Issuance of shares pursuant to various stock plans	40,465		(6)			(6)
Stock-based compensation			98			98
Cash dividends declared on common stock				(26,266)		(26,266)
Comprehensive income:
Net income				47,013		47,013
Other comprehensive income					12,806	12,806
BALANCE, JUNE 30, 2016	79,606,821	$80	$541,688	$418,998	$10,974	$971,740

BALANCE, JANUARY 1, 2017	135,240,079	$135	$1,400,490	$469,505	$(14,657)	$1,855,473
Issuance of shares pursuant to various stock plans	57,599		649			649
Stock-based compensation			1,164			1,164
Cash dividends declared on common stock				(32,457)		(32,457)
Comprehensive income:
Net income				76,897		76,897
Other comprehensive income					4,568	4,568
BALANCE, JUNE 30, 2017	135,297,678	$135	$1,402,303	$513,945	$(10,089)	$1,906,294

See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,897	$47,013
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(6,244)	394
Stock-based compensation expense	1,506	98
Provision for loan losses	8,360	1,700
Valuation adjustment of premises held for sale	1,084	—
Valuation adjustment of OREO	1,410	924
Net gains on sales of SBA and other loans	(7,289)	(4,903)
Earnings on BOLI	(417)	(544)
Net change in fair value of derivatives	65	—
Net gain on sale and disposal of premise and equipment	(338)	—
Net gain (loss) on sales of OREO	(82)	145
Loss on investments in affordable housing partnership	5,047	676
Net change in deferred income taxes	2,544	6,122
Proceeds from sales of loans held for sale	138,413	71,817
Originations of loans held for sale	(111,742)	(72,564)
Originations of servicing assets	(2,612)	(2,087)
Net change in accrued interest receivable	1,240	(592)
Net change in other assets	(9,916)	(24,980)
Net change in accrued interest payable	992	1,157
Net change in other liabilities	(5,007)	4,097
Net cash provided by operating activities	93,911	28,473
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of other investments	(8,820)	—
Redemption of other investments	9,060	—
Purchase of securities available for sale	(245,198)	(155,411)
Proceeds from matured, called, or paid-down of securities available for sale	124,381	88,514
Proceeds from sales of other loans held for sale	259	—
Net change in loans receivable	(285,348)	(331,713)
Proceeds from sales of OREO	3,606	5,435
Purchase of FHLB stock	(1,148)	—
Redemption of FHLB stock	761	—
Purchase of premises and equipment	(4,622)	(6,587)
Proceeds from sales and disposals of premise and equipment held for sale	3,267	—
Investments in affordable housing partnerships	(6,980)	—
Net cash used in investing activities	(410,782)	(399,762)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	317,760	296,589
Proceeds from FHLB advances	425,000	475,000
Repayment of FHLB advances	(385,000)	(395,000)
Cash dividends paid on common stock	(32,457)	(17,510)
Issuance of additional stock pursuant to various stock plans	649	(6)
Net cash provided by financing activities	325,952	359,073
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,081	(12,216)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,334	298,389
CASH AND CASH EQUIVALENTS, END OF PERIOD	$446,415	$286,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$43,620	$23,167
Income taxes paid	$61,314	$35,701
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$7,173	$2,188
Transfer from loans receivable to loans held for sale	$14,590	$400
Transfer from loans held for sale to loans receivable	$394	$—
Transfer from premises and equipment to premises held for sale	$3,300	$—
New commitments to fund affordable housing partnership investments	$26,500	$—
See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of June 30, 2017, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, as well as loan production offices in Georgia, Virginia, Texas, Colorado, Oregon, Washington, Southern California, and Northern California. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
Effective at the close of business on July 29, 2016, the Company (previously known as BBCN Bancorp, Inc.) completed its merger with Wilshire Bancorp, Inc. (“Wilshire”) pursuant to the Agreement and Plan of Merger, dated as of December 7, 2015, by and between the Company and Wilshire (the “Merger Agreement”). On the date of the acquisition, Wilshire merged with and into the Company, with the Company being the surviving corporation. On the date of the merger with Wilshire, the Company changed its name to “Hope Bancorp, Inc.” and changed its ticker symbol to “HOPE”.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2017 and December 31, 2016 and the results of operations for the three and six months ended June 30, 2017 and 2016. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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

Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company’s revenue primarily consists of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income, as well as other revenues from financial instruments such as loans, leases, securities and derivatives. Certain noninterest income revenue items such as service charges on deposits accounts, gain/loss on other real estate owned sales, and other income items may be in the scope of ASU 2014-09 and how these revenue streams are recognized may change. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements, but does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
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
The U & I Merger Agreement contains representations and warranties customary for transactions of this type from the Company and U & I, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the U & I Merger Agreement and the Effective Time and, in the case of U & I, its obligation, subject to certain exceptions, to recommend that its stockholders adopt the U & I Merger Agreement and its non-solicitation obligations relating to alternative acquisition proposals.
The consummation of the merger with U & I is subject to customary conditions, including receipt of regulatory approvals, receipt of the requisite approval of the stockholders of U & I, the absence of any law or order prohibiting the closing, and effectiveness of the registration statement to be filed by the Company with respect to the Company’s common stock to be issued in the merger with U & I, and the absence of the occurrence of a material adverse effect upon the Company or U & I. In addition, each party’s obligation to consummate the merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants, in each case subject to certain materiality standards. The Company expects to close the acquisition by the end of 2017, subject to satisfaction of the conditions set forth in the U & I Merger Agreement.
The U & I Merger Agreement provides certain termination rights for both the Company and U & I and further provides that a termination fee of $2 million will be payable by U & I to the Company upon termination of the U & I Merger Agreement under certain circumstances.

Merger with Wilshire Bancorp, Inc.
On July 29, 2016, the Company completed the merger with Wilshire Bancorp, Inc. (“Wilshire”), the holding company of Wilshire Bank. The Company merged with Wilshire in order to expand its network of branch locations and to provide enhanced products and services to our customers. Wilshire’s primary subsidiary, Wilshire Bank, previously operated thirty-five branches located in California, New York, New Jersey, Texas, Georgia, and Alabama. Approximately $4.63 billion in assets were acquired through the transaction including $3.80 billion in loans receivable and $3.81 billion in deposits. Subsequent to the merger, the Bank now operates 63 branches in nine different states throughout the United States, has loan production offices throughout the Unites States, and a representative office in Seoul, Korea.
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
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(Dollars in thousands)
Consideration Paid:
Hope common stock issued in exchange for Wilshire common stock	$852,939
Cash paid for fractional shares	3
Hope stock options issued in exchange Wilshire stock options	3,370
Total consideration paid	$856,312

Assets Acquired:
Cash and cash equivalents	$100,127
Investment securities available for sale	478,938
Loans receivable	3,800,807
FRB and FHLB stock	16,539
OREO	13,173
Premises and equipment	16,812
Bank owned life insurance	25,240
Servicing assets	16,203
Low income housing tax credit investments	47,111
Core deposit intangibles	18,138
Deferred tax assets, net	17,698
Other assets	76,818
Liabilities Assumed:
Deposits	(3,812,367)
Borrowings	(206,282)
Subordinated debentures	(56,942)
Other liabilities	(54,751)
Total identifiable net assets	$497,262
Excess of consideration paid over fair value of net assets acquired (goodwill)	$359,050
Fair values are primarily determined through the use of inputs that are not observable from market-based information. Under ASC 805-10-25-13, management may adjust the fair values of acquired assets or assumed liabilities for a period of up to one year from the date of the acquisition to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have an effect on the measurement of the amounts recognized as of that date. During the fourth quarter of 2016, the Company made a net adjustment of $1.4 million to deferred tax assets and taxes receivable acquired from Wilshire which reduced the previous goodwill recorded from the transaction by $1.4 million. Subsequently in the first quarter of 2017, the Company made an adjustment which increased goodwill by $978 thousand consisting of a $1.7 million adjustment to OREO partially offset by a $716 thousand adjustment to deferred tax assets. During the second quarter of 2017, the Company made an adjustment of $475 thousand to deferred tax assets which increase goodwill by the same amount.

Acquired Loans
The fair value of loans were estimated on an individual basis based on the characteristics for each loan. A discounted cash flow analysis was used to project cash flows for each loan using assumptions for rate, remaining maturity, prepayment speeds, projected default probabilities, loss given defaults, and estimates of prevailing discount rates. At the time of the merger with Wilshire on July 29, 2016, the fair value of loans acquired from Wilshire with deteriorated credit quality totaled $243.1 million.
The outstanding principal balances and the related carrying amounts of the acquired loans included in the Statement of Financial Condition at June 30, 2017 and were $5.02 billion and $3.27 billion, respectively, for loans acquired from Wilshire. The outstanding principal balances and the related carrying amounts of the acquired loans included in the Statement of Financial Condition at December 31, 2016 were $5.67 billion and $3.59 billion, respectively, for loans acquired from Wilshire.

Merger-Related Expenses
The following table presents merger-related expenses associated with the merger with Wilshire, the pending merger with U & I, and other previous transactions which were reflected in the Consolidated Statements of Income in merger and integration expenses. These expenses are comprised primarily of salaries and employee benefits, professional fees, and other noninterest expenses related to mergers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Wilshire	$538	$1,509	$939	$2,692
U & I	—	—	522	—
Other	24	24	48	48
Total merger and integration expenses	$562	$1,533	$1,509	$2,740

4.     Stock-Based Compensation
The Company has a stock-based incentive plan (the “2016 Plan”) to award equity as form of compensation. The 2016 Plan, was approved by the Company’s stockholders on September 1, 2016. The 2016 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, employees, and consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
The 2016 Plan gives the Company flexibility to (i) attract and retain qualified non-employee directors, executives, other key employees, and consultants with appropriate equity-based awards to; (ii) motivate high levels of performance; (iii) recognize employee contributions to the Company’s success; and (iv) align the interests of the 2016 Plan participants with those of the Company’s stockholders. The plan initially had 2,400,000 shares available for grant to participants. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under Code Section 422. Similarly, under the terms of the 2016 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). No minimum exercise price is prescribed for performance shares and restricted stock awarded under the 2016 Plan. All options not exercised generally expire 10 years after the date of grant.
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
The Company had another stock-based incentive plan, the 2007 Equity Incentive Plan (“2007 Plan”), which was approved by stockholders in May 2007. Under the terms of this plan, awards cannot be granted under the plan more than ten years after the plan adoption date. Therefore, subsequent to May 2017, equity awards can no longer be issued from this plan.
Under the 2016 Plan, 1,328,988 shares were available for future grants as of June 30, 2017.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 Plan and 2016 Plan for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2017	1,624,227	$15.30
Granted	—	—
Exercised	(70,183)	8.89
Expired	(230,900)	21.77
Forfeited	—	—
Outstanding - June 30, 2017	1,323,144	$14.51	7.46	$5,590
Options exercisable - June 30, 2017	638,874	$11.84	5.87	$4,467

The following is a summary of restricted stock and performance unit activity under the 2007 Plan and 2016 Plan for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2017	403,658	$16.17
Granted	66,012	18.79
Vested	(67,359)	15.10
Forfeited	(7,259)	14.67
Outstanding - June 30, 2017	395,052	$16.82

The total fair value of restricted stock and performance units vested for the six months ended June 30, 2017 and 2016 was $1.3 million and $675 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $760 thousand and $76 thousand for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, $1.5 million and $98 thousand, respectively, of stock-based payment arrangements were charged against income.
The income tax benefit recognized was approximately $292 thousand and $32 thousand for the three months ended June 30, 2017 and 2016, respectively. The income tax benefit recognized for the six months ended June 30, 2017 and 2016, was approximately$582 thousand and $40 thousand, respectively.
At June 30, 2017, the unrecognized compensation expense related to non-vested stock option grants was $1.6 million which is expected to be recognized over a weighted average vesting period of 3.04 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $4.7 million which is expected to be recognized over a weighted average vesting period of 2.66 years.
During the first quarter of 2017 the Company adopted ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. With the adoption of ASU 2016-09 all of the Company’s excess tax benefits on share-based payment awards were recorded in income tax provision on the Consolidated Statements of Income for the three and six months ended June 30, 2017.

5.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended June 30, 2017, stock options and restricted shares awards for 530,334 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive. For the six months ended June 30, 2017, stock options and restricted shares awards for 542,328 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive. Stock options and restricted shares awards for 451,670 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive for the three months ended June 30, 2016. Stock options and restricted shares awards for 445,113 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive for the six months ended June 30, 2016. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 20,087 shares and 19,552 shares of common stock were anti-dilutive and excluded for the three and six months ended June 30, 2017 and 2016, respectively.
The following tables show the computation of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017			2016
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$40,687	135,257,044	$0.30	$23,390	79,604,673	$0.29
Effect of dilutive securities:
Stock options and restricted stock		356,137			30,089
Diluted EPS - common stock	$40,687	135,613,181	$0.30	$23,390	79,634,762	$0.29

	Six Months Ended June 30,
	2017			2016
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$76,897	135,252,556	$0.57	$47,013	79,595,599	$0.59
Effect of dilutive securities:
Stock options and restricted stock		432,508			30,074
Diluted EPS - common stock	$76,897	135,685,064	$0.57	$47,013	79,625,673	$0.59

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Debt securities	$10,001	$—	$(6)	$9,995
Collateralized mortgage obligations (residential)	791,774	351	(8,531)	783,594
Mortgage-backed securities (residential)	780,937	1,580	(10,974)	771,543
Corporate securities	4,567	39	—	4,606
Municipal securities	97,298	1,078	(864)	97,512
Total debt securities	1,684,577	3,048	(20,375)	1,667,250
Mutual funds	13,425	25	(318)	13,132
Total investment securities available for sale	$1,698,002	$3,073	$(20,693)	$1,680,382

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Debt securities	$12,005	$3	$—	$12,008
Collateralized mortgage obligations (residential)	715,981	349	(10,663)	705,667
Mortgage-backed securities (residential)	741,304	1,132	(14,395)	728,041
Corporate securities	11,576	—	(449)	11,127
Municipal securities	88,018	358	(1,537)	86,839
Total debt securities	1,568,884	1,842	(27,044)	1,543,682
Mutual funds	13,425	—	(367)	13,058
Total investment securities available for sale	$1,582,309	$1,842	$(27,411)	$1,556,740

As of June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At June 30, 2017 and December 31, 2016, $10.1 million and $14.6 million, respectively, in unrealized losses on securities net of taxes were included in accumulated other comprehensive loss. Also included in accumulated other comprehensive loss at June 30, 2017 and December 31, 2016, were unrealized losses on interest only strip net of taxes of $38 thousand and $14 thousand, respectively. There were no reclassifications out of accumulated other comprehensive (loss) during the three and six months ended June 30, 2017 and 2016.

The amortized cost and estimated fair value of investment securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$10,724	$10,722
Due after one year through five years	7,603	7,774
Due after five years through ten years	41,483	42,101
Due after ten years	52,056	51,516
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations (residential)	791,774	783,594
Mortgage-backed securities (residential)	780,937	771,543
Mutual funds	13,425	13,132
Total	$1,698,002	$1,680,382

Securities with carrying values of approximately $362.1 million and $382.1 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following tables show our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of June 30, 2017
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities*	3	$9,995	$(6)	—	$—	$—	3	$9,995	$(6)
Collateralized mortgage obligations (residential)*	64	609,323	(6,834)	9	73,507	(1,697)	73	682,830	(8,531)
Mortgage-backed securities (residential)*	58	608,637	(10,974)	—	—	—	58	608,637	(10,974)
Municipal securities	21	32,835	(849)	1	519	(15)	22	33,354	(864)
Mutual funds	2	6,643	(73)	1	5,002	(245)	3	11,645	(318)
Total	148	$1,267,433	$(18,736)	11	$79,028	$(1,957)	159	$1,346,461	$(20,693)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2016
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations (residential)*	66	$615,803	$(9,459)	4	$36,333	$(1,204)	70	$652,136	$(10,663)
Mortgage-backed securities (residential)*	57	622,797	(14,395)	—	—	—	57	622,797	(14,395)
Corporate securities	1	7,014	(2)	1	4,113	(447)	2	11,127	(449)
Municipal securities	95	69,331	(1,537)	—	—	—	95	69,331	(1,537)
Mutual funds	3	13,058	(367)	—	—	—	3	13,058	(367)
Total	222	$1,328,003	$(25,760)	5	$40,446	$(1,651)	227	$1,368,449	$(27,411)
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
The Company has certain collateralized mortgage obligations, municipal securities, and mutual funds that were in a continuous unrealized loss position for twelve months or longer as of June 30, 2017. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had an unrealized loss of $1.7 million at June 30, 2017. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Municipal securities that were in a continuous loss position for twelve months or longer had an unrealized loss of $15 thousand at June 30, 2017. Mutual funds that were in a continuous loss position for twelve months or longer had an unrealized loss of $245 thousand at June 30, 2017. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on U.S. Government sponsored collateralized mortgage obligations, municipal securities, and mutual funds that were in an unrealized loss position at June 30, 2017.
The Company considers the losses on the investments in unrealized loss positions at June 30, 2017 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$60,544	$57,884
Commercial	8,065,057	7,842,573
Construction	306,794	254,113
Total real estate loans	8,432,395	8,154,570
Commercial business	1,744,103	1,832,021
Trade finance	181,400	154,928
Consumer and other	460,446	403,470
Total loans outstanding	10,818,344	10,544,989
Deferred loan fees, net	(1,925)	(1,657)
Loans receivable	10,816,419	10,543,332
Allowance for loan losses	(80,074)	(79,343)
Loans receivable, net of allowance for loan losses	$10,736,345	$10,463,989

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
The following table presents changes in the accretable discount on the PCI loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$51,651	$22,097	$38,591	$23,777
Accretion	(5,212)	(2,474)	(10,560)	(5,503)
Reclassification from nonaccretable difference	7,218	527	25,626	1,876
Balance at end of period	$53,657	$20,150	$53,657	$20,150
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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended June 30, 2017
Balance, beginning of period	$43,929	$17,479	$624	$2,022	$13,455	$944	$187	$19	$78,659
Provision (credit) for loan losses	(2,596)	3,741	900	500	(69)	374	(81)	(9)	2,760
Loans charged off	(892)	(425)	(528)	(241)	19	(55)	—	—	(2,122)
Recoveries	37	700	4	1	6	28	—	1	777
Balance, end of period	$40,478	$21,495	$1,000	$2,282	$13,411	$1,291	$106	$11	$80,074
Six Months Ended June 30, 2017
Balance, beginning of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
Provision (credit) for loan losses	3,510	857	1,203	684	906	1,122	106	(28)	8,360
Loans charged off	(2,046)	(3,615)	(2,104)	(520)	(317)	(125)	—	—	(8,727)
Recoveries of charge offs	58	823	4	2	31	177	—	3	1,098
Balance, end of period	$40,478	$21,495	$1,000	$2,282	$13,411	$1,291	$106	$11	$80,074

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended June 30, 2016
Balance, beginning of period	$42,115	$19,048	$2,085	$768	$12,626	$154	$—	$60	$76,856
Provision (credit) for loan losses	1,375	(798)	364	123	187	(42)	—	(9)	1,200
Loans charged off	—	(2,005)	—	(50)	(207)	(33)	—	—	(2,295)
Recoveries	176	331	—	85	1	69	—	2	664
Balance, end of period	$43,666	$16,576	$2,449	$926	$12,607	$148	$—	$53	$76,425
Six Months Ended June 30, 2016
Balance, beginning of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
Provision (credit) for loan losses	157	2,349	(1,143)	399	105	(154)	—	(13)	1,700
Loans charged off	(19)	(2,626)	—	(115)	(323)	(33)	—	—	(3,116)
Recoveries of charge offs	699	521	—	86	2	121	—	4	1,433
Balance, end of period	$43,666	$16,576	$2,449	$926	$12,607	$148	$—	$53	$76,425

The following tables break out the allowance for loan losses and the recorded investment of loans outstanding (not including accrued interest receivables and net deferred loan fees) by individually impaired, general valuation, and PCI impairment, by portfolio segment, at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,907	$6,303	$3	$30	$256	$451	$—	$—	$8,950
Collectively evaluated for impairment	38,571	15,192	997	2,252	1,089	840	106	11	59,058
PCI loans	—	—	—	—	12,066	—	—	—	12,066
Total	$40,478	$21,495	$1,000	$2,282	$13,411	$1,291	$106	$11	$80,074

Loans outstanding:
Individually evaluated for impairment	$46,357	$35,487	$4,182	$697	$12,045	$1,285	$—	$610	$100,663
Collectively evaluated for impairment	5,829,796	1,235,783	105,921	264,028	2,365,273	419,050	68,108	183,065	10,471,024
PCI loans	—	—	—	—	178,924	52,498	3,189	12,046	246,657
Total	$5,876,153	$1,271,270	$110,103	$264,725	$2,556,242	$472,833	$71,297	$195,721	$10,818,344

	December 31, 2016
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,889	$4,420	$864	$50	$113	$73	$—	$—	$7,409
Collectively evaluated for impairment	37,067	19,010	1,033	2,066	548	44	—	36	59,804
PCI loans	—	—	—	—	12,130	—	—	—	12,130
Total	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343

Loans outstanding:
Individually evaluated for impairment	$74,085	$34,783	$6,029	$733	$23,865	$435	$—	$431	$140,361
Collectively evaluated for impairment	5,271,262	1,079,348	75,365	179,961	2,597,200	650,710	70,535	206,802	10,131,183
PCI loans	—	—	—	—	188,158	66,745	2,999	15,543	273,445
Total	$5,345,347	$1,114,131	$81,394	$180,694	$2,809,223	$717,890	$73,534	$222,776	$10,544,989
As of June 30, 2017 and December 31, 2016, the reserve for unfunded loan commitments recorded in other liabilities was $3.6 million and $3.2 million, respectively. For the three months ended June 30, 2017 and 2016, the recognized provision for unfunded commitments recorded in credit related expense was $201 thousand and $109 thousand, respectively. For the six months ended June 30, 2017 and 2016, the recognized provision (credit) for unfunded commitments was $442 thousand and $(461) thousand, respectively.

The recorded investment of individually impaired loans was as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
With allocated specific allowance
Without charge off	$37,636	$59,638
With charge off	2,093	1,120
With no allocated specific allowance
Without charge off	54,707	76,775
With charge off	6,227	2,828
Specific allowance on impaired loans	(8,950)	(7,409)
Impaired loans, net of specific allowance	$91,713	$132,952

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) as of June 30, 2017 and December 31, 2016 and average recorded investment and interest income recognized for the three and six months ended June 30, 2017 and 2016. Loans with no related allowance are believed by management to be adequately collateralized.

	As of June 30, 2017			As of December 31, 2016
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,464	1,583	134	2,095	2,384	90
Hotel & motel	1,843	2,606	109	6,387	6,387	337
Gas station & car wash	—	—	—	215	228	41
Mixed use	287	2,695	3	206	732	27
Industrial & warehouse	503	1,198	101	530	530	—
Other	4,755	5,000	1,816	22,580	22,825	1,507
Real estate—construction	—	—	—	—	—	—
Commercial business	26,770	27,146	6,754	26,543	27,161	4,493
Trade finance	4,035	4,035	3	2,111	2,156	864
Consumer and other	72	72	30	91	91	50
Subtotal	$39,729	$44,335	$8,950	$60,758	$62,494	$7,409
With no related allowance:
Real estate—residential	$—	$—	$—	$3,562	$3,562	$—
Real estate—commercial
Retail	9,675	11,057	—	12,753	13,290	—
Hotel & motel	12,817	18,499	—	6,122	11,735	—
Gas station & car wash	3,106	6,321	—	5,043	7,449	—
Mixed use	1,229	1,773	—	7,303	7,822	—
Industrial & warehouse	8,725	8,800	—	9,673	9,748	—
Other	12,698	13,870	—	20,181	21,492	—
Real estate—construction	1,300	1,441	—	1,300	1,441	—
Commercial business	10,002	13,452	—	8,675	9,472	—
Trade finance	147	147	—	3,918	3,918	—
Consumer and other	1,235	1,259	—	1,073	1,136	—
Subtotal	$60,934	$76,619	$—	$79,603	$91,065	$—
Total	$100,663	$120,954	$8,950	$140,361	$153,559	$7,409
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,022	4	1,486	—	1,380	7	1,614	—
Hotel & motel	4,119	16	2,925	16	4,875	32	3,515	32
Gas station & car wash	—	—	794	9	72	—	1,052	19
Mixed use	268	2	386	2	247	3	445	3
Industrial & warehouse	1,692	—	552	6	1,305	—	555	12
Other	13,584	60	24,257	274	16,583	117	24,372	550
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	23,154	233	35,826	271	24,284	456	34,393	481
Trade finance	2,018	106	6,286	16	2,049	157	8,373	57
Consumer and other	77	1	408	10	82	2	317	17
Subtotal	$45,934	$422	$72,920	$604	$50,877	$774	$74,636	$1,171
With no related allowance:
Real estate—residential	$732	$—	$—	$—	$1,675	$—	$—	$—
Real estate—commercial
Retail	13,214	82	10,029	79	13,060	161	10,454	160
Hotel & motel	9,545	—	8,922	49	8,404	—	8,479	98
Gas station & car wash	3,633	—	5,268	25	4,103	—	4,763	50
Mixed use	3,879	—	2,331	12	5,020	—	2,348	24
Industrial & warehouse	8,612	58	10,957	89	8,965	116	10,294	179
Other	14,173	81	10,676	43	16,176	162	11,534	85
Real estate—construction	2,078	—	1,321	—	1,819	—	1,337	—
Commercial business	9,953	41	13,022	140	9,527	83	12,034	281
Trade finance	2,298	2	2,225	56	2,838	3	1,484	109
Consumer and other	1,070	6	820	—	1,071	13	991	1
Subtotal	$69,187	$270	$65,571	$493	$72,658	$538	$63,718	$987
Total	$115,121	$692	$138,491	$1,097	$123,535	$1,312	$138,354	$2,158
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	As of June 30, 2017			As of December 31, 2016
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,194	1,313	128	1,826	2,114	85
Hotel & motel	260	1,005	2	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	248	2,099	2	136	136	2
Industrial & warehouse	503	1,198	101	—	—	—
Other	328	332	23	337	341	26
Real estate—construction	—	—	—	—	—	—
Commercial business	714	764	451	294	339	73
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	$3,247	$6,711	$707	$2,593	$2,930	$186
With no related allowance:
Real estate—residential	$—	$—	$—	$679	$679	$—
Real estate—commercial
Retail	1,456	1,508	—	3,148	3,214	—
Hotel & motel	4,807	7,285	—	4,767	7,171	—
Gas station & car wash	460	903	—	1,568	1,815	—
Mixed use	46	274	—	5,315	5,551	—
Industrial & warehouse	64	64	—	66	66	—
Other	2,679	3,234	—	6,023	6,752	—
Real estate—construction	—	—	—	—	—	—
Commercial business	571	641	—	141	386	—
Trade finance	—	—	—	—	—	—
Consumer and other	610	624	—	431	484	—
Subtotal	$10,693	$14,533	$—	$22,138	$26,118	$—
Total	$13,940	$21,244	$707	$24,731	$29,048	$186
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
Impaired Acquired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	753	4	1,103	—	1,110	7	1,125	—
Hotel & motel	176	—	—	—	117	—	—	—
Gas station & car wash	—	—	—	—	—	—	339	—
Mixed use	249	2	316	2	212	3	375	3
Industrial & warehouse	251	—	—	—	168	—	—	—
Other	330	4	324	4	333	8	318	9
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	744	—	506	3	594	—	526	6
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	—	—	80	2	—	—	53	4
Subtotal	$2,503	$10	$2,329	$11	$2,534	$18	$2,736	$22
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$226	$—	$—	$—
Real estate—commercial
Retail	2,903	15	2,491	26	2,985	30	2,542	52
Hotel & motel	4,823	—	5,903	3	4,805	—	6,273	7
Gas station & car wash	539	—	1,593	25	882	—	1,458	50
Mixed use	2,664	—	271	3	3,548	—	272	5
Industrial & warehouse	65	1	1,090	2	65	2	1,103	5
Other	2,931	8	3,761	13	3,961	16	3,799	26
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	408	7	675	8	319	14	673	17
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	441	2	371	—	437	4	467	1
Subtotal	$14,774	$33	$16,155	$80	$17,228	$66	$16,587	$163
Total	$17,277	$43	$18,484	$91	$19,762	$84	$19,323	$185
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

Generally, loans are placed on nonaccrual status if the principal and/or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the three and six ended June 30, 2017 or 2016.
The following tables present the recorded investment of past due loans by the number of days past due as of June 30, 2017 and December 31, 2016 by class of loans:

	As of June 30, 2017
					Nonaccrual Loans (2)	Total Delinquent and Nonaccrual Loans
	Past Due and Accruing
	30-59 Days	60-89 Days	90 or More Days	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	555	457	—	1,012	3,392	4,404
Hotel & motel	343	1,902	1,433	3,678	8,305	11,983
Gas station & car wash	—	—	—	—	2,646	2,646
Mixed use	539	—	—	539	1,221	1,760
Industrial & warehouse	—	—	—	—	3,472	3,472
Other	3,331	—	—	3,331	4,092	7,423
Real estate—construction	—	7,000	—	7,000	1,300	8,300
Commercial business	919	2,245	—	3,164	12,114	15,278
Trade finance	92	—	—	92	—	92
Consumer and other	131	137	246	514	300	814
Subtotal	$5,910	$11,741	$1,679	$19,330	$36,842	$56,172
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	—	137	—	137	1,022	1,159
Hotel & motel	—	—	—	—	5,067	5,067
Gas station & car wash	—	—	—	—	460	460
Mixed use	30	—	—	30	161	191
Industrial & warehouse	33	—	—	33	503	536
Other	5,491	—	77	5,568	1,861	7,429
Real estate—construction	95	—	—	95	—	95
Commercial business	660	859	—	1,519	761	2,280
Trade finance	—	—	—	—	—	—
Consumer and other	64	—	94	158	684	842
Subtotal	$6,373	$996	$171	$7,540	$10,519	$18,059
TOTAL	$12,283	$12,737	$1,850	$26,870	$47,361	$74,231
__________________________________

(1)	Acquired Loans exclude PCI loans.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.5 million. Includes nonaccrual loans less than 30 days past due totaling $14.7 million.

	As of December 31, 2016
					Nonaccrual Loans (2)	Total Delinquent and Nonaccrual Loans
	Past Due and Accruing
	30-59 Days	60-89 Days	90 or More Days	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	480	—	—	480	3,672	4,152
Hotel & motel	1,836	3,137	—	4,973	1,392	6,365
Gas station & car wash	362	—	—	362	3,690	4,052
Mixed use	—	—	—	—	1,305	1,305
Industrial & warehouse	—	697	—	697	1,922	2,619
Other	2,871	—	—	2,871	4,007	6,878
Real estate—construction	—	1,513	—	1,513	1,300	2,813
Commercial business	558	815	—	1,373	9,371	10,744
Trade finance	—	500	—	500	2,056	2,556
Consumer and other	146	58	305	509	229	738
Subtotal	$6,253	$6,720	$305	$13,278	$28,944	$42,222
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$679	$679
Real estate—commercial
Retail	1,611	—	—	1,611	1,871	3,482
Hotel & motel	95	—	—	95	4,501	4,596
Gas station & car wash	68	340	—	408	993	1,401
Mixed use	—	—	—	—	48	48
Industrial & warehouse	257	—	—	257	—	257
Other	350	—	—	350	2,144	2,494
Real estate—construction	—	—	—	—	—	—
Commercial business	1,303	684	—	1,987	345	2,332
Trade finance	—	—	—	—	—	—
Consumer and other	331	25	—	356	549	905
Subtotal	$4,015	$1,049	$—	$5,064	$11,130	$16,194
TOTAL	$10,268	$7,769	$305	$18,342	$40,074	$58,416
__________________________________

(1)	Acquired Loans exclude PCI loans.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.9 million. Includes nonaccrual loans less than 30 days past due totaling $18.3 million.
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

The following tables present the recorded investment of risk ratings for Legacy and Acquired Loans as of June 30, 2017 and December 31, 2016 by class of loans:

	As of June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$39,957	$1,497	$1,456	$—	$42,910
Real estate—commercial
Retail	1,468,439	23,024	20,725	—	1,512,188
Hotel & motel	1,185,023	10,770	12,243	—	1,208,036
Gas station & car wash	675,710	11,422	6,244	—	693,376
Mixed use	400,257	438	1,380	—	402,075
Industrial & warehouse	570,413	21,390	9,924	—	601,727
Other	1,103,423	38,537	45,035	—	1,186,995
Real estate—construction	212,195	13,774	2,877	—	228,846
Commercial business	1,165,079	27,779	76,204	2,208	1,271,270
Trade finance	106,218	3,738	147	—	110,103
Consumer and other	263,859	4	862	—	264,725
Subtotal	$7,190,573	$152,373	$177,097	$2,208	$7,522,251
Acquired Loans:
Real estate—residential	$17,368	$266	$—	$—	$17,634
Real estate—commercial
Retail	695,235	10,389	20,013	—	725,637
Hotel & motel	302,653	12,599	17,979	—	333,231
Gas station & car wash	237,757	8,135	9,444	—	255,336
Mixed use	108,020	5,942	11,002	8	124,972
Industrial & warehouse	293,708	13,475	16,158	273	323,614
Other	639,150	38,599	20,121	—	697,870
Real estate—construction	77,948	—	—	—	77,948
Commercial business	432,487	8,592	31,302	452	472,833
Trade finance	68,108	—	3,189	—	71,297
Consumer and other	188,840	687	5,267	927	195,721
Subtotal	$3,061,274	$98,684	$134,475	$1,660	$3,296,093
Total	$10,251,847	$251,057	$311,572	$3,868	$10,818,344

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$34,283	$223	$2,883	$—	$37,389
Real estate—commercial
Retail	1,303,452	18,929	15,430	—	1,337,811
Hotel & motel	1,187,709	12,763	9,026	—	1,209,498
Gas station & car wash	643,282	7,259	3,690	—	654,231
Mixed use	375,312	—	1,467	—	376,779
Industrial & warehouse	478,528	29,830	13,745	—	522,103
Other	969,024	22,220	41,017	—	1,032,261
Real estate—construction	159,230	14,745	1,300	—	175,275
Commercial business	1,032,232	15,919	65,885	95	1,114,131
Trade finance	68,051	5,673	7,670	—	81,394
Consumer and other	179,864	1	829	—	180,694
Subtotal	$6,430,967	$127,562	$162,942	$95	$6,721,566
Acquired Loans:
Real estate—residential	$18,007	$1,809	$679	$—	$20,495
Real estate—commercial
Retail	772,465	9,860	21,110	—	803,435
Hotel & motel	328,396	5,419	18,233	—	352,048
Gas station & car wash	249,379	8,437	11,338	—	269,154
Mixed use	118,643	3,105	12,505	8	134,261
Industrial & warehouse	321,040	31,819	9,048	315	362,222
Other	736,385	23,286	29,099	—	788,770
Real estate—construction	78,838	—	—	—	78,838
Commercial business	649,186	31,340	37,265	99	717,890
Trade finance	70,535	61	2,938	—	73,534
Consumer and other	214,437	958	5,949	1,432	222,776
Subtotal	$3,557,311	$116,094	$148,164	$1,854	$3,823,423
Total	$9,988,278	$243,656	$311,106	$1,949	$10,544,989
The Company reclassifies loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held to investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held to investment to held for sale for the three and six months ended June 30, 2017 and 2016 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Transfer of loans receivable to held for sale	(Dollars in thousands)
Real estate - commercial	$2,671	$—	$11,370	$—
Commercial business	2,243	—	2,995	—
Consumer	225	—	225	400
Total	$5,139	$—	$14,590	$400

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
The Company also establishes specific loss allowances for loans that have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined in accordance with ASC 310-10-35-22, “Measurement of Impairment.” The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, management obtains a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, management either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, management recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation or operation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.

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
For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower’s credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Provision for loan losses on acquired loans for the three months ended June 30, 2017 was $215 thousand of which included $70 thousand in credit for loan losses related to PCI loans. Provision for loan losses on acquired loans for the six months ended June 30, 2017 was $2.1 million of which included $64 thousand in credit for loan losses related to PCI loans.
The following table presents breakdown of loans by impairment method at June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (gross carrying value)	$—	$57,102	$1,300	$36,772	$4,182	$1,307	$100,663
Specific allowance	$—	$2,163	$—	$6,754	$3	$30	$8,950
Allowance coverage ratio	N/A	3.79%	—%	18.37%	0.07%	2.30%	8.89%
Other loans	$60,544	$8,007,955	$305,494	$1,707,331	$177,218	$459,139	$10,717,681
General allowance	$171	$49,739	$1,816	$16,032	$1,103	$2,263	$71,124
Allowance coverage ratio	0.28%	0.62%	0.59%	0.94%	0.62%	0.49%	0.66%
Total loans	$60,544	$8,065,057	$306,794	$1,744,103	$181,400	$460,446	$10,818,344
Total allowance for loan losses	$171	$51,902	$1,816	$22,786	$1,106	$2,293	$80,074
Allowance coverage ratio	0.28%	0.64%	0.59%	1.31%	0.61%	0.50%	0.74%

	As of December 31, 2016
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (gross carrying value)	$3,562	$93,088	$1,300	$35,218	$6,029	$1,164	$140,361
Specific allowance	$—	$2,002	$—	$4,493	$864	$50	$7,409
Allowance coverage ratio	—%	2.15%	—%	12.76%	14.33%	4.30%	5.28%
Other loans	$54,322	$7,749,485	$252,813	$1,796,803	$148,899	$402,306	$10,404,628
General allowance	$209	$47,915	$1,621	$19,054	$1,033	$2,102	$71,934
Allowance coverage ratio	0.38%	0.62%	0.64%	1.06%	0.69%	0.52%	0.69%
Total loans	$57,884	$7,842,573	$254,113	$1,832,021	$154,928	$403,470	$10,544,989
Total allowance for loan losses	$209	$49,917	$1,621	$23,547	$1,897	$2,152	$79,343
Allowance coverage ratio	0.36%	0.64%	0.64%	1.29%	1.22%	0.53%	0.75%

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
Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At June 30, 2017, total TDR loans were $69.0 million, compared to $70.9 million at December 31, 2016.

A summary of the recorded investment of TDRs on accrual and nonaccrual status by type of concession as of June 30, 2017 and December 31, 2016 is presented below:

	As of June 30, 2017
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$16,099	$201	$—	$16,300	$1,858	$1,249	$—	$3,107	$19,407
Maturity / amortization concession	2,925	22,545	4,676	30,146	1,691	4,834	324	6,849	36,995
Rate concession	5,546	1,152	146	6,844	5,395	369	—	5,764	12,608
Total	$24,570	$23,898	$4,822	$53,290	$8,944	$6,452	$324	$15,720	$69,010

	As of December 31, 2016
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$16,358	$29	$—	$16,387	$4,417	$1,717	$—	$6,134	$22,521
Maturity / amortization concession	1,840	17,471	4,600	23,911	1,313	6,130	2,287	9,730	33,641
Rate concession	6,856	1,665	55	8,576	5,590	387	155	6,132	14,708
Total	$25,054	$19,165	$4,655	$48,874	$11,320	$8,234	$2,442	$21,996	$70,870
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at June 30, 2017 were comprised of 20 commercial real estate loans totaling $24.6 million, 20 commercial business loans totaling $23.9 million, and 28 other loans totaling $4.8 million. TDRs on accrual status at December 31, 2016 were comprised of 20 commercial real estate loans totaling $25.1 million, 23 commercial business loans totaling $19.2 million and 19 other loans totaling $4.7 million. The Company expects that TDRs on accrual status as of June 30, 2017, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $5.6 million and $5.3 million of specific reserves to TDRs as of June 30, 2017 and December 31, 2016, respectively.

The following table presents the recorded investment of loans classified as TDR within the three and six months ended June 30, 2017 and June 30, 2016 by class of loans:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	1	$660	$641	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Commercial business	3	5,193	5,163	2	113	114
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	1	—	111
Subtotal	4	$5,853	$5,804	3	$113	$225
Acquired Loans:
Real estate—commercial
Retail	1	$128	$125	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1	$128	$125	—	$—	$—
Total	5	$5,981	$5,929	3	$113	$225

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	1	$660	$641	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Commercial business	5	6,873	6,379	8	11,201	7,755
Trade finance	—	—	—	1	2,199	1,458
Consumer and other	—	—	—	1	—	111
Subtotal	6	$7,533	$7,020	10	$13,400	$9,324
Acquired Loans:
Real estate—commercial
Retail	2	$221	$220	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	2	649	503	—	—	—
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	1	30	27
Subtotal	4	$870	$723	1	$30	$27
Total	10	$8,403	$7,743	11	$13,430	$9,351
For TDRs modified during the three months ended June 30, 2017, the Company recorded totaled $1.1 million in specific reserves. There were no charge offs of TDR loans modified during the three months ended June 30, 2017. TDRs modified during the six months ended June 30, 2017 had $1.1 million in specific reserves. Charge offs for TDR loans modified during the six months ended June 30, 2017 totaled $131 thousand.
TDR loans modified during the three and six months ended June 30, 2016 had specific reserves of $69 thousand. There were no charge offs of TDR loans modified during the three and six months ended June 30, 2016.

The following table presents loans modified as TDRs within the previous twelve months ended June 30, 2017 and June 30, 2016 that subsequently had payment defaults during the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	1	$489
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	1	796	—	—
Real estate—construction	—	—	—	—
Commercial business	2	846	8	5,210
Trade finance	—	—	1	2,886
Consumer and other	—	—	—	—
Subtotal	3	$1,642	10	$8,585
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	1	10	—	—
Trade finance	—	—	—	—
Consumer and other	—	—	1	27
Subtotal	1	$10	1	$27
Total	4	$1,652	11	$8,612

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Number of Loans		Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—		$—	1	$489
Hotel & motel	—		—	—	—
Gas station & car wash	—		—	—	—
Mixed Use	—		—	—	—
Industrial & warehouse	—	—	—	—	—
Other	1		796	—	—
Real estate—construction	—		—	—	—
Commercial business	2		846	8	5,210
Trade finance	—		—	1	2,886
Consumer and other	—		—	—	—
Subtotal	3		$1,642	10	$8,585
Acquired Loans:
Real estate—commercial
Retail	—		$—	—	$—
Hotel & motel	—		—	—	—
Gas station & car wash	—		—	—	—
Mixed Use	—		—	—	—
Industrial & warehouse	—		—	—	—
Other	—		—	—	—
Real estate—construction	—		—	—	—
Commercial business	1		10	—	—
Trade finance	—		—	—	—
Consumer and other	—		—	1	27
Subtotal	1		$10	1	$27
Total	4		$1,652	11	$8,612
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of June 30, 2017, the specific reserves totaled $181 thousand for the TDRs that had payment defaults during the three and six months ended June 30, 2017. The total charge offs for the TDRs that had payment defaults during the three and six months ended June 30, 2017 were $0 and $131 thousand, respectively.
There were three Legacy Loans that subsequently defaulted during the three and six months ended June 30, 2017 that were modified as follows: one Real Estate Commercial loan totaling $796 thousand was modified through payment concession, two commercial business loans totaling $846 thousand were modified through maturity concessions. There was one commercial business Acquired Loan totaling $10 thousand that subsequently defaulted during the three and six months ended June 30, 2017 that was modified through payment concession.
As of June 30, 2016, the specific reserves totaled $2.5 million for the TDRs that had payment defaults during the three and six months ended June 30, 2016. The total charge offs for the TDRs that had payment defaults during the three and six months ended June 30, 2016 were $30 thousand.
There were ten Legacy Loans that subsequently defaulted during the three and six months ended June 30, 2016 that were modified as follows: four Commercial Business loans totaling $496 thousand were modified through payment concessions, four Commercial Business loans totaling $4.7 million were modified through maturity concessions, one Real Estate Commercial loan totaling $489 thousand was modified through maturity concession, and one Trade Finance loan totaling $2.9 million was modified through maturity concession. There was one Consumer and other Acquired Loan totaling $27 thousand that defaulted during the three and six months ended June 30, 2016 that was modified through maturity concession.

8.    Deposits
The aggregate amount of time deposits in denominations of $250,000 or more at June 30, 2017 and December 31, 2016, was $1.58 billion and $1.55 billion, respectively. Included in time deposits of $250,000 or more were $300.0 million in California State Treasurer’s deposits at June 30, 2017 and December 31, 2016. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2017 and December 31, 2016, securities with carrying values of approximately $342.3 million and $371.6 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at June 30, 2017 and December 31, 2016, totaled $814.7 million and $724.7 million, respectively.
9.    Borrowings
The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.24 billion at June 30, 2017, and $3.38 billion at December 31, 2016. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At June 30, 2017 and December 31, 2016, real estate secured loans with a carrying amount of approximately $4.74 billion and $5.53 billion, respectively, were pledged at the FHLB. At June 30, 2017 and December 31, 2016, other than FHLB stock, no securities were pledged as collateral at FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of stock based on outstanding borrowings.
At June 30, 2017 and December 31, 2016, FHLB advances totaled $793.4 million and $754.3 million, respectively, had weighted average effective interest rates of 1.34% and 1.22%, respectively, and had various maturities through June 2022. The Company had a putable advance at June 30, 2017 and December 31, 2016, totaling $20.0 million and $20.2 million, respectively, with a quarterly put date. The effective interest rate of FHLB advances as of June 30, 2017 ranged between 0.84% and 2.02%. At June 30, 2017, the Company’s remaining borrowing capacity with the FHLB was $2.44 billion.
At June 30, 2017, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(Dollars in thousands)
Due within one year	$280,004	$280,004
Due after one year through five years	513,399	513,399
Total	$793,403	$793,403

As a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At June 30, 2017, the outstanding principal balance of the qualifying loans was $680.3 million, and the fair value of investment securities was $5.7 million. There were no borrowings outstanding at the FRB discount window as of June 30, 2017 and December 31, 2016.

10.    Subordinated Debentures
At June 30, 2017, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company now has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at June 30, 2017:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	4.40%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.01%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.22%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	2.90%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	13,731	Variable	4.01%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,210	Variable	3.06%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	10,679	Variable	2.65%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	17,343	Variable	2.63%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,497	Variable	2.92%	06/30/2037
Total		$126,000	$100,328

The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2017 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.

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
At June 30, 2017 and December 31, 2016, the following interest rate swaps related to our loan hedging program were outstanding:

	As of June 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Interest rate swaps on loans with loan customers:
Notional amount	$274,049	$223,098
Weighted average remaining term	7.7 years	7.4 years
Received fixed rate (weighted average)	4.34%	4.29%
Pay variable rate (weighted average)	3.44%	3.06%
Estimated fair value	$(216)	$(1,565)
Back to back interest rate swaps with correspondent banks:
Notional amount	$274,049	$223,098
Weighted average remaining term	7.7 years	7.4 years
Received variable rate (weighted average)	3.44%	3.06%
Pay fixed rate (weighted average)	4.34%	4.29%
Estimated fair value	$216	$1,565

Subsequent to the acquisition of Wilshire, the Company began to enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2017, we had approximately $24.5 million in interest rate lock commitments and $6.9 million in total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2016, we had approximately $23.7 million in interest rate lock commitments and $13.0 million in total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of June 30, 2017		As of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$4,207	$31	$11,168	$130
Forward sale contracts related to mortgage banking	$6,143	$19	$3,223	$17

Liabilities:
Interest rate lock commitments	$2,732	$(7)	$1,810	$(3)
Forward sale contracts related to mortgage banking	$796	$(2)	$9,755	$(38)

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
Commitments at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to extend credit	$1,567,393	$1,592,221
Standby letters of credit	75,941	63,753
Other letters of credit	67,202	52,125
Commitments to fund investments in affordable housing partnerships	43,929	24,409
Interest rate lock	24,533	23,749
Forward sale commitments	6,939	12,978
Operating lease commitments	52,124	51,059
In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $472 thousand at June 30, 2017 and $557 thousand at December 31, 2016. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

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
The carrying amount of the Company’s goodwill as of June 30, 2017 and December 31, 2016 was $464.5 million and $463.0 million, respectively. There was no impairment of goodwill during the three or six months ended June 30, 2017. Goodwill recorded in the third quarter of 2016 from the acquisition of Wilshire totaled $359.0 million. During the fourth quarter of 2016, the Company made a net adjustment of $1.4 million to the deferred tax assets and taxes receivable acquired from Wilshire which reduced the previous goodwill recorded from the transaction by $1.4 million. Subsequently in the first quarter of 2017, the Company made a net adjustment of $978 thousand to OREO and deferred tax assets acquired from Wilshire which increased goodwill recorded from the Wilshire transaction by $978 thousand. During the second quarter of 2017, the Company made an adjustment of $475 thousand to deferred tax assets which increased goodwill by the same amount. These adjustments were made to reflect new information obtained about facts and circumstances that existed as of the acquisition date in accordance with ASC 805-10-25-13. At June 30, 2017, goodwill related to the acquisition of Wilshire totaled $359.0 million.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $676 thousand and $212 thousand for the three months ended June 30, 2017 and 2016, respectively. The amortization expense related to core deposit intangible assets totaled $1.4 million and $425 thousand for the six months ended June 30, 2017 and 2016, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2017:

		As of June 30, 2017
	Amortization period	Gross Carrying Amount	Accumulated Amortization
		(Dollars in thousands)
Core deposit—Center Financial acquisition	7 years	$4,100	$(3,825)
Core deposit—PIB acquisition	7 years	603	(500)
Core deposit—Foster acquisition	10 years	2,763	(1,490)
Core deposit—Wilshire acquisition	10 years	18,138	(1,915)
Total		$25,604	$(7,730)

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of June 30, 2017 and December 31, 2016, the Company did not have a valuation allowance for servicing assets.

The changes in servicing assets for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$25,941	$11,856	$26,457	$12,000
Additions through originations of servicing assets	1,316	1,309	2,612	2,087
Amortization	(1,919)	(972)	(3,731)	(1,894)
Balance at end of period	$25,338	$12,193	$25,338	$12,193

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.50 billion as of June 30, 2017 and $1.55 billion as of December 31, 2016.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the impairment of the servicing assets at June 30, 2017 and December 31, 2016 are presented below.

	June 30, 2017	December 31, 2016
SBA Servicing Assets:
Weighted-average discount rate	10.13%	9.85%
Constant prepayment rate	8.20%	8.05%
Mortgage Servicing Assets:
Weighted-average discount rate	9.63%	7.25%
Constant prepayment rate	9.13%	13.77%

14.    Income Taxes
For the second quarter of 2017, the Company had an income tax provision totaling $25.5 million on pretax income of $66.1 million, representing an effective tax rate of 38.48%, compared with an income tax provision of $16.8 million on pretax income of $40.2 million, representing an effective tax rate of 41.85% for the second quarter of 2016. For the six months ended June 30, 2017, the Company had an income tax provision totaling $48.5 million on pretax income of $125.3 million, representing an effective tax rate of 38.65%, compared with an income tax provision of $33.0 million on pretax income of $80.1 million, representing an effective tax rate of 41.28% for the six months ended June 30, 2016.
The reduction in effective tax rate for periods in 2017 compared to periods in 2016 was primarily due to the increase in affordable housing partnership investment tax credits for the three and six months ended June 30, 2017 compared to the same periods in 2016.
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statutory tax rate	35.00%	35.00%	35.00%	35.00%
State taxes-net of federal tax effect	7.16%	7.27%	7.16%	7.27%
Affordable housing partnership investment tax credit	(3.15)%	(1.30)%	(3.15)%	(1.30)%
Bank owned life insurance	(0.16)%	(0.24)%	(0.16)%	(0.24)%
Municipal securities	(0.25)%	(0.21)%	(0.25)%	(0.21)%
Nondeductible transaction costs	0.08%	0.52%	0.08%	0.52%
Other	(0.20)%	0.81%	(0.03)%	0.24%
Effective income tax rate	38.48%	41.85%	38.65%	41.28%
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.1 million at June 30, 2017 and $2.2 million at December 31, 2016, that relate to uncertainties associated with federal and state income tax matters. Other than the accrued interest of $67 thousand related to uncertain tax positions from an acquired entity, the Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $319 thousand and $306 thousand for accrued interest and penalties (no portion was related to penalties) at June 30, 2017 and December 31, 2016, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $1.0 million in the next twelve months.
The statute of limitations for the assessment of income taxes related to the consolidated Federal income tax returns is closed for all tax years up to and including 2012. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board for the 2011, 2012 and 2013 tax years and by the New York State Department of Taxation and Finance for the 2013, 2014, and 2015 tax years. Wilshire Bancorp, Inc., an acquired entity, is currently under examination by the California Franchise Tax Board for the 2011, 2012, and 2013 tax years and by the New York State Department of Taxation and Finance for the 2011, 2012, 2013, and 2014 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2017.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
GSE debt securities	$9,995	$—	$9,995	$—
GSE collateralized mortgage obligations (residential)	783,594	—	783,594	—
GSE mortgage-backed securities (residential)	771,543	—	771,543	—
Corporate securities	4,606	—	4,606	—
Municipal securities	97,512	—	96,385	1,127
Mutual funds	13,132	13,132	—	—
Interest rate swaps	(216)	—	(216)	—
Mortgage banking derivatives	50	—	50	—

Liabilities:
Interest rate swaps	(216)	—	(216)	—
Mortgage banking derivatives	9	—	9	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
GSE debt securities	$12,008	$—	$12,008	$—
GSE collateralized mortgage obligations (residential)	705,667	—	705,667	—
GSE mortgage-backed securities (residential)	728,041	—	728,041	—
Corporate securities	11,127	—	11,127	—
Municipal securities	86,839	—	85,700	1,139
Mutual funds	13,058	13,058	—	—
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	147	—	147	—

Liabilities:
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	41	—	41	—
There were no transfers between Level 1, 2, and 3 during the three and six months ended June 30, 2017 and 2016.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the date indicated:

	As of June 30, 2017		As of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$4,207	$31	$11,168	$130
Forward sale contracts related to mortgage banking	$6,143	$19	$3,223	$17

Liabilities:
Interest rate lock commitments	$2,732	$(7)	$1,810	$(3)
Forward sale contracts related to mortgage banking	$796	$(2)	$9,755	$(38)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning Balance	$1,128	$1,209	$1,139	$1,166
Total (losses) gains included in other comprehensive income	(1)	25	(12)	68
Ending Balance	$1,127	$1,234	$1,127	$1,234

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$11,764	$—	$—	$11,764
Commercial business	6,152	—	—	6,152
Loans held for sale, net	773	—	773	—
OREO	12,231	—	—	12,231

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$58,882	$—	$—	$58,882
Commercial business	6,563	—	—	6,563
Consumer	253	—	—	253
Loans held for sale, net	3,788	—	3,788	—
OREO	21,990	—	—	21,990

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(433)	$(58)	$(2,435)	$251
Commercial business	(4,027)	(176)	(5,001)	(2,848)
Trade Finance	(527)	(215)	(1,239)	1,081
Consumer	(229)	(32)	(495)	(94)
Loans held for sale, net	353	43	772	43
OREO	(733)	(668)	(1,328)	(1,245)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$446,415	$446,415	Level 1
Interest bearing deposits in other financial institutions and other investments	43,962	43,238	Level 2/3
Loans held for sale	16,927	17,861	Level 2
Loans receivable—net	10,736,345	10,833,880	Level 3
FHLB stock	22,351	N/A	N/A
Accrued interest receivable	25,640	25,640	Level 2/3
Servicing assets	25,338	25,338	Level 3
Customers’ liabilities on acceptances	1,669	1,669	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,016,538	$3,016,538	Level 2
Saving and other interest bearing demand deposits	3,838,676	3,838,676	Level 2
Time deposits	4,099,887	4,094,549	Level 2
FHLB advances	793,403	789,347	Level 2
Subordinated debentures	100,328	100,328	Level 2
Accrued interest payable	11,855	11,855	Level 2
Acceptances outstanding	1,669	1,669	Level 2

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$437,334	$437,334	Level 1
Interest bearing deposits in other financial institutions and other investments	44,202	43,773	Level 2/3
Loans held for sale	22,785	24,492	Level 2
Loans receivable—net	10,463,989	10,666,642	Level 3
FHLB stock	21,964	N/A	N/A
Accrued interest receivable	26,880	26,880	Level 2/3
Servicing assets	26,457	26,457	Level 3
Customers’ liabilities on acceptances	2,899	2,899	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,900,241	$2,900,241	Level 2
Saving and other interest bearing demand deposits	3,703,352	3,703,352	Level 2
Time deposits	4,038,442	4,036,664	Level 2
FHLB advances	754,290	749,486	Level 2
Subordinated debentures	99,808	99,808	Level 2
Accrued interest payable	10,863	10,863	Level 2
Acceptances outstanding	2,899	2,899	Level 2

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

16.    Stockholders’ Equity
On July 29, 2016 the Company acquired Wilshire in an all-stock transaction. Pursuant to the merger agreement, Wilshire shareholders received 0.7034 shares of the Company’s common stock for each share of Wilshire stock owned. Based on this exchange ratio, 55.5 million shares of the Company’s common stock were issued to Wilshire shareholders at $15.37 per share, the closing price of the Company’s stock on July 29, 2016. As a result, $852.9 million in common stock was issued as consideration in the transaction and $3.4 million in additional paid-in capital was recorded to account for the fair value of stock options assumed. Total stockholders’ equity at June 30, 2017 was $1.91 billion, compared to $1.86 billion at December 31, 2016.
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of June 30, 2017, the U.S. Treasury Department held one remaining warrant for the purchase of 20,087 shares of the Company’s common stock.
The Company paid a quarterly dividend of $0.12 per common share for the second quarter of 2017 compared to $0.11 per common share for the second quarter of 2016. For the six months ended June 30, 2017 and 2016, the Company paid total dividends of $0.24 and $0.22, respectively.
The following table presents the quarterly changes to accumulated other comprehensive (loss) income for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended,
	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Balance at beginning of period	$(12,849)	$7,155
Unrealized gains on securities available for sale and interest only strips	4,776	6,603
Less tax effect	2,016	2,784
Total other comprehensive income	2,760	3,819
Balance at end of period	$(10,089)	$10,974

	Six Months Ended,
	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Balance at beginning of period	$(14,657)	$(1,832)
Unrealized gains on securities available for sale and interest only strips	7,908	22,195
Less tax effect	3,340	9,389
Total other comprehensive income	4,568	12,806
Balance at end of period	$(10,089)	$10,974
For the three and six months ended June 30, 2017 and June 30, 2016 there were no reclassifications out of accumulated other comprehensive (loss) income.

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016, and increases 0.625% annually until 2019. As of June 30, 2017, the capital conservation buffer for the Company stood at 1.25%.

As of June 30, 2017, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of June 30, 2017 and December 31, 2016, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification from regulators that management believes has changed the institution’s category. As of June 30, 2017 and December 31, 2016, the Company and the Bank met the capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2017
Common equity tier 1 capital (to risk weighted assets):
Company	$1,438,907	12.18%	$531,657	4.50%	$679,340	5.750%	N/A	N/A
Bank	$1,514,997	12.83%	$531,376	4.50%	$678,980	5.750%	$767,543	6.50%
Total capital (to risk-weighted assets):
Company	$1,619,043	13.70%	$945,169	8.00%	$1,092,851	9.250%	N/A	N/A
Bank	$1,598,707	13.54%	$944,668	8.00%	$1,092,273	9.250%	$1,180,835	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,535,333	13.00%	$708,876	6.00%	$856,559	7.250%	N/A	N/A
Bank	$1,514,997	12.83%	$708,501	6.00%	$678,980	7.250%	$944,668	8.00%
Tier I capital (to average assets):
Company	$1,535,333	11.80%	$520,617	4.00%	N/A	N/A	N/A	N/A
Bank	$1,514,997	11.64%	$520,527	4.00%	N/A	N/A	$650,659	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016
Common equity tier 1 capital (to risk weighted assets):
Company	$1,400,246	12.10%	$520,917	4.50%	$593,267	5.125%	N/A	N/A
Bank	$1,475,228	12.75%	$520,631	4.50%	$592,941	5.125%	$752,022	6.50%
Total capital (to risk-weighted assets):
Company	$1,578,690	13.64%	$926,076	8.00%	$998,425	8.625%	N/A	N/A
Bank	$1,557,765	13.46%	$925,566	8.00%	$997,876	8.625%	$1,156,957	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,496,153	12.92%	$694,557	6.00%	$766,906	6.625%	N/A	N/A
Bank	$1,475,228	12.75%	$694,174	6.00%	$766,484	6.625%	$925,566	8.00%
Tier I capital (to average assets):
Company	$1,496,153	11.49%	$520,947	4.00%	N/A	N/A	N/A	N/A
Bank	$1,475,228	11.33%	$520,903	4.00%	N/A	N/A	$651,129	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$138,533	$83,534	$271,276	$166,995
Interest expense	21,713	12,470	39,551	24,324
Net interest income	116,820	71,064	231,725	142,671
Provision for loan losses	2,760	1,200	8,360	1,700
Net interest income after provision for loan losses	114,060	69,864	223,365	140,971
Noninterest income	16,115	10,707	33,718	19,482
Noninterest expense	64,037	40,348	131,736	80,397
Income before income tax provision	66,138	40,223	125,347	80,056
Income tax provision	25,451	16,833	48,450	33,043
Net income	$40,687	$23,390	$76,897	$47,013
Per Share Data:
Earnings per common share - basic	$0.30	$0.29	$0.57	$0.59
Earnings per common share - diluted	$0.30	$0.29	$0.57	$0.59
Book value per common share (period end)	$14.09	$12.21	$14.09	$12.21
Cash dividends declared per common share	$0.12	$0.11	$0.24	$0.22
Tangible book value per common share (period end) (9)	$10.52	$10.85	$10.52	$10.85
Number of common shares outstanding (period end)	135,297,678	79,606,821	135,297,678	79,606,821
Weighted average shares - basic	135,257,044	79,604,673	135,252,556	79,595,599
Weighted average shares - diluted	135,613,181	79,634,762	135,685,064	79,625,673
Tangible common equity to tangible assets	10.64%	10.50%	10.64%	10.50%

Average Balance Sheet Data:
Assets	$13,470,745	$8,157,358	$13,403,609	$8,016,649
Securities available for sale	1,609,310	1,089,080	1,588,519	1,052,972
Loans receivable and loans held for sale	10,536,428	6,457,883	10,459,527	6,363,656
Deposits	10,680,094	6,517,159	10,644,302	6,403,931
Stockholders’ equity	1,892,126	967,919	1,880,626	956,777

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Selected Performance Ratios:
Return on average assets (1)	1.21%	1.15%	1.15%	1.17%
Return on average stockholders’ equity (1)	8.60%	9.67%	8.18%	9.83%
Return on average tangible equity (1) (8)	11.54%	10.88%	11.00%	11.08%
Dividend payout ratio (dividends per share / earnings per share)	40.00%	37.93%	42.35%	37.29%
Efficiency ratio (2)	48.17%	49.34%	49.63%	49.58%
Net interest spread	3.42%	3.39%	3.46%	3.47%
Net interest margin (3)	3.75%	3.67%	3.76%	3.75%

	At June 30,
	2017	2016
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$13,859,217	$8,336,826
Securities available for sale	1,680,382	1,099,944
Loans receivable	10,816,419	6,584,237
Deposits	10,955,101	6,637,522
FHLB advances	793,403	610,398
Subordinated debentures	100,328	42,415
Stockholders’ equity	1,906,294	971,740

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.80%	11.14%
Tier 1 risk-based capital ratio	13.00%	12.22%
Total risk-based capital ratio	13.70%	13.28%
Common equity tier 1 capital ratio (10)	12.18%	11.66%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.74%	1.16%
Allowance for loan losses to nonaccrual loans	169.07%	180.26%
Allowance for loan losses to nonperforming loans (6)	78.12%	81.84%
Allowance for loan losses to nonperforming assets (7)	64.40%	69.62%
Nonaccrual loans to loans receivable	0.44%	0.64%
Nonperforming loans to loans receivable (6)	0.95%	1.42%
Nonperforming assets to loans receivable and OREO (7)	1.15%	1.66%
Nonperforming assets to total assets (7)	0.90%	1.32%
__________________________________

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5.0% leverage capital, 8.0% tier I risk-based capital, 10.0% total risk-based capital, and 6.5% common equity tier 1 capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans (excluding PCI loans).

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)
Average tangible equity is calculated by subtracting average goodwill and average core deposit intangibles assets from average stockholders’ equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$40,687	$23,390	$76,897	$47,013

Average stockholders’ equity	1,892,126	$967,919	$1,880,626	$956,777
Less: Average goodwill and core deposit intangible assets, net	(482,270)	(107,916)	(482,128)	(108,018)
Average tangible equity	$1,409,856	$860,003	$1,398,498	$848,759

Net income (annualized) to average tangible equity	11.54%	10.88%	11.00%	11.08%

	June 30, 2017	June 30, 2016
	(Dollars in thousands, except share data)
Total stockholders’ equity	$1,906,294	$971,740
Less: Goodwill and core deposit intangible assets, net	(482,324)	(107,796)
Tangible common equity	$1,423,970	$863,944

Common shares outstanding	135,297,678	79,606,821

Tangible book value per common share[9]	$10.52	$10.85
__________________________________
(9) Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Tier 1 capital	$1,535,333	$895,429
Less: Trust preferred securities less unamortized acquisition discount	(96,426)	(40,991)
Common equity tier 1 capital	$1,438,907	$854,438

Total risk weighted assets less disallowed allowance for loan losses	$11,814,607	$7,329,482

Common equity tier 1 capital ratio[10]	12.18%	11.66%
__________________________________
(10) The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

Results of Operations
The mergers of Wilshire Bancorp, Inc. (“Wilshire”) with and into BBCN Bancorp, Inc. (“BBCN”) and Wilshire Bank with and into BBCN Bank were completed on July 29, 2016, and the combined companies began operations under the new banners of Hope Bancorp, Inc. and Bank of Hope effective July 30, 2016. The 2017 first and second quarter financial results reflect full quarters of combined operations. The 2016 second quarter reflects stand-alone operations of the former BBCN. As a result, the Company’s 2017 second quarter may not be comparable to financial results for the year-ago second quarter.
Overview
Total assets increased $417.8 million from $13.44 billion at December 31, 2016 to $13.86 billion at June 30, 2017. The increase in total assets was primarily due to an increase in loans receivable of $272.4 million and an increase in securities available for sale of $123.6 million during the six months ended June 30, 2017.
Net income for the second quarter of 2017 was $40.7 million, or $0.30 per diluted common share, compared to $23.4 million, or $0.29 per diluted common share, for the same period of 2016, which was an increase of $17.3 million, or 74.0%. The increase in net income was largely due to the addition of income from assets acquired in the merger with Wilshire during the third quarter of 2016. Net interest income before provision for loan losses increased $45.8 million for the second quarter of 2017 compared to the second quarter of 2016. This increase was partially offset by an increase in noninterest expense of $23.7 million for the same period.
Net income for the six months ended June 30, 2017 was $76.9 million, or $0.57 per diluted common share, compared to $47.0 million, or $0.59 per diluted common share, for the same period of 2016, which represents an increase of $29.9 million, or 63.6%. The increase in net income was again largely due to the addition of income from the interest earning assets acquired in the merger with Wilshire.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that are included in net income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$3,501	$898	$6,177	$2,864
Accretion of discounts on purchased credit impaired loans	5,212	2,474	10,560	5,503
Amortization/accretion of premiums or discounts on low income housing tax credit investments	(85)	6	(169)	12
Amortization of premiums on assumed FHLB advances	446	97	887	194
Accretion of discounts on assumed subordinated debt	(261)	(44)	(520)	(88)
Amortization of premiums on assumed time deposits and savings	1,218	19	4,694	43
Amortization of core deposit intangibles	(676)	(212)	(1,352)	(425)
Total	$9,355	$3,238	$20,277	$8,103
The annualized return on average assets was 1.21% for the second quarter of 2017 compared to 1.15% for the same period of 2016. The annualized return on average stockholders’ equity was 8.60% for the second quarter of 2017 compared to 9.67% for the same period of 2016. The efficiency ratio was 48.17% for the second quarter of 2017 compared to 49.34% for the same period of 2016.
The annualized return on average assets was 1.15% for the six months ended June 30, 2017, compared to 1.17% for the same period of 2016. The annualized return on average stockholders' equity was 8.18% for the six months ended June 30, 2017 compared to 9.83% for the same period of 2016. The efficiency ratio was 49.63% for the six months ended June 30, 2017 compared to 49.58% for the same period of 2016.

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
Comparison of Three Months Ended June 30, 2017 with the Three Months Ended June 30, 2016
Net interest income before provision for loan losses was $116.8 million for the second quarter of 2017, compared to $71.1 million for the same period of 2016, an increase of $45.7 million, or 64.4%. The increase in net interest income was due largely to interest earning assets acquired from Wilshire in the merger, which closed during the third quarter of 2016.
Interest income for the second quarter of 2017 was $138.5 million, an increase of $55.0 million, or 65.8%, compared to $83.5 million for the same period of 2016. The increase in interest income was primarily attributable to the increase in loans and investments resulting from the merger with Wilshire.
Interest expense for the second quarter of 2017 was $21.7 million, an increase of $9.2 million, or 74.1% compared to $12.5 million for the same period of 2016. The increase in interest expense was primarily due to the acquisition of deposits and borrowings from the merger with Wilshire.
Comparison of Six Months Ended June 30, 2017 with the Six Months Ended June 30, 2016
Net interest income before provision for loan losses was $231.7 million for the six months ended June 30, 2017, compared to $142.7 million for the same period of 2016, an increase of $89.0 million, or 62.4%. The increase in net interest income was due largely to interest earning assets acquired from Wilshire in the merger.
Interest income for the six months ended June 30, 2017 was $271.3 million, an increase of $104.3 million, or 62.5%, compared to $167.0 million for the same period of 2016. The increase in interest income was primarily attributable to the increase in loans and investments resulting from the merger with Wilshire.
Interest expense for the six months ended June 30, 2017 was $39.6 million, an increase of $15.3 million, or 62.6% compared to $24.3 million for the same period of 2016. The increase in interest expense was primarily due to the acquisition of deposits and borrowings from the merger with Wilshire.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the second quarter of 2017 was 3.75%, an increase of 8 basis points from 3.67% for the same period of 2016. Net interest margin for the six months ended June 30, 2017 was 3.76%, an increase of 1 basis point from 3.75% for the same period of 2016.
The weighted average yield on loans increased to 4.89% for the second quarter of 2017 from 4.80% for the second quarter of 2016. The weighted average yield on loans was 4.85% for the six months ended June 30, 2017 compared to 4.87% for the six months ended June 30, 2016. The change in loan yields for periods in 2017 compared to periods in 2016 was due to a combination of the impact of acquired loan discount accretion in connection with the merger with Wilshire and the rise in interest rates in 2017.
The weighted average yield on securities available for sale for the second quarter of 2017 was 2.18% compared to 2.10% for the same period of 2016. The weighted average yield on securities available for sale for the six months ended June 30, 2017 was 2.14% compared to 2.17% for the six months ended June 30, 2016. The increase in weighted average yield on securities available for sale for the second quarter of 2017 compared to the same period of 2016 was due to the purchase of $150.3 million in investment securities at an average rate of 2.62% during the second quarter of 2017. The decrease in weighted average yield for six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to the inclusion of the investment portfolio acquired from Wilshire, which had a lower average fair value yield compared to the Company’s investment portfolio prior to the merger.

The weighted average cost of deposits for the second quarter of 2017 was 0.68%, an increase of 4 basis points from 0.64% for the same period of 2016. The weighted average cost of deposits for the six months ended June 30, 2017 was 0.62% compared to 0.64% for the six months ended June 30, 2016. The premiums recorded for time and savings deposits acquired from Wilshire were fully amortized at the end of April 2017. The reduction in Wilshire premium amortizations in addition to the increase in interest rates in 2017 resulted in an increase in the weighted average cost of deposits for the second quarter of 2017 compared to the same period of 2016. The reduction in premium amortizations did not have as great an impact on the weighted average cost of deposits for the six months ended June 30, 2017, which experienced a decline of 2 basis points compared to the weighted average cost of deposits for the six months ended June 30, 2016.
The weighted average cost of FHLB advances for the second quarter of 2017 was 1.31%, an increase of 11 basis points from 1.20% for the same period of 2016. The weighted average cost of FHLB advances for the six months ended June 30, 2017 was 1.31%, an increase of 13 basis points from 1.18% for the six months ended June 30, 2016. The increase in cost of FHLB advances was due to the increase in FHLB advance rates stemming from the increase in overall interest rates.
The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$10,536,428	$128,515	4.89%	$6,457,883	$77,086	4.80%
Securities available for sale(3)	1,609,310	8,741	2.18%	1,089,080	5,729	2.10%
FRB and FHLB stock and other investments	364,906	1,277	1.40%	237,872	719	1.20%
Total interest earning assets	12,510,644	138,533	4.44%	7,784,835	83,534	4.32%
Total noninterest earning assets	960,101			372,523
Total assets	$13,470,745			$8,157,358

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,457,412	$7,974	0.93%	$2,030,272	$4,147	0.82%
Savings	280,188	279	0.40%	178,249	285	0.64%
Time deposits	4,012,838	9,861	0.99%	2,636,652	5,920	0.90%
Total interest bearing deposits	7,750,438	18,114	0.94%	4,845,173	10,352	0.86%
FHLB advances	713,858	2,338	1.31%	564,637	1,686	1.20%
Other borrowings	96,218	1,261	5.18%	40,861	432	4.18%
Total interest bearing liabilities	8,560,514	21,713	1.02%	5,450,671	12,470	0.92%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,929,656			1,671,986
Other liabilities	88,449			66,782
Stockholders’ equity	1,892,126			967,919
Total liabilities and stockholders’ equity	$13,470,745			$8,157,358

Net interest income/net interest spread		$116,820	3.42%		$71,064	3.39%
Net interest margin			3.75%			3.67%
Cost of deposits			0.68%			0.64%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$10,459,527	$251,809	4.85%	$6,363,656	$154,204	4.87%
Securities available for sale(3)	1,588,519	16,854	2.14%	1,052,972	11,406	2.17%
FRB and FHLB stock and other investments	394,267	2,613	1.34%	227,460	1,385	1.20%
Total interest earning assets	12,442,313	271,276	4.40%	7,644,088	166,995	4.39%
Total noninterest earning assets	961,296			372,561
Total assets	$13,403,609			$8,016,649

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,447,254	$15,164	0.89%	$1,999,454	$8,151	0.82%
Savings	286,862	567	0.40%	182,356	651	0.72%
Time deposits	4,011,019	16,894	0.85%	2,571,346	11,457	0.90%
Total interest bearing deposits	7,745,135	32,625	0.85%	4,753,156	20,259	0.86%
FHLB advances	688,307	4,477	1.31%	548,421	3,209	1.18%
Other borrowings	96,065	2,449	5.07%	40,837	856	4.14%
Total interest bearing liabilities	8,529,507	39,551	0.94%	5,342,414	24,324	0.92%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,899,167			1,650,775
Other liabilities	94,309			66,683
Stockholders’ equity	1,880,626			956,777
Total liabilities and stockholders’ equity	$13,403,609			$8,016,649

Net interest income/net interest spread		$231,725	3.46%		$142,671	3.47%
Net interest margin			3.76%			3.75%
Cost of deposits			0.62%			0.64%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended June 30, 2017 over June 30, 2016
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$51,429	$1,504	$49,925
Securities	3,012	230	2,782
Interest bearing deposits in other banks and other investments	558	137	421
Total interest income	$54,999	$1,871	$53,128
INTEREST EXPENSE:
Demand, interest bearing	$3,827	$582	$3,245
Savings	(6)	(133)	127
Time deposits	3,941	588	3,353
FHLB advances	652	171	481
Other borrowings	829	125	704
Total interest expense	$9,243	$1,333	$7,910
NET INTEREST INCOME	$45,756	$538	$45,218

	Six Months Ended June 30, 2017 over June 30, 2016
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$97,605	$(579)	$98,184
Securities	5,448	(154)	5,602
Interest bearing deposits in other banks and other investments	1,228	160	1,068
Total interest income	$104,281	$(573)	$104,854
INTEREST EXPENSE:
Demand, interest bearing	$7,013	$714	$6,299
Savings	(84)	(362)	278
Time deposits	5,437	(626)	6,063
FHLB advances	1,268	393	875
Other borrowings	1,593	228	1,365
Total interest expense	$15,227	$347	$14,880
NET INTEREST INCOME	$89,054	$(920)	$89,974

Provision for Loan Losses
The provision for loan losses reflects management’s judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management and third parties, regulators’ examination of the loan portfolio, the value of the underlying collateral for problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in management’s judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary in material and adverse respects from current estimates. If the allowance for loan losses is inadequate, it may have a material adverse effect on our financial condition and results of operations.
The provision for loan losses for the second quarter of 2017 was $2.8 million, an increase of $1.6 million from $1.2 million for the same period last year. The provision for loan losses for the six months ended June 30, 2017 was $8.4 million, an increase of $6.7 million from $1.7 million for the six months ended June 30, 2016. The increase in provision for loan losses for periods in 2017 compared to periods in 2016 was primarily due to an increase in charge offs during the six months ended June 30, 2017 which led to an increase in loss rates used in our allowance calculation. The increase in charge offs was due primarily to one customer relationship that had loans that were charged off during the first quarter of 2017.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, loan servicing fees, wire transfer fees, net gains on sales of loans, and other income. Noninterest income for the second quarter of 2017 was $16.1 million compared to $10.7 million for the same quarter of 2016, an increase of $5.4 million, or 50.5%. Noninterest income for the six months ended June 30, 2017 was $33.7 million compared to $19.5 million for the six months ended June 30, 2016, an increase of $14.2 million, or 73.1%.
Noninterest income by category is summarized in the table below:

	Three Months Ended June 30,		Increase
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,179	$2,902	$2,277	78.5%
International service fees	1,119	816	303	37.1%
Loan servicing fees, net	1,291	589	702	119.2%
Wire transfer fees	1,343	893	450	50.4%
Net gains on sales of SBA loans	3,267	3,035	232	7.6%
Net gains on sales of other loans	352	43	309	718.6%
Other income and fees	3,564	2,429	1,135	157.7%
Total noninterest income	$16,115	$10,707	$5,408	50.5%

	Six Months Ended June 30,		Increase
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$10,517	$5,585	$4,932	88.3%
International service fees	2,227	1,591	636	40.0%
Loan servicing fees, net	2,729	1,280	1,449	113.2%
Wire transfer fees	2,529	1,807	722	40.0%
Net gains on sales of SBA loans	6,517	4,860	1,657	34.1%
Net gains on sales of other loans	772	43	729	1,695.3%
Other income and fees	8,427	4,316	4,111	95.3%
Total noninterest income	$33,718	$19,482	$14,236	73.1%

The increase in noninterest income for the second quarter of 2017 compared to the second quarter of 2016 was largely due to an increase in service fees on deposit accounts of $2.3 million, an increase in loan servicing fees of $702 thousand, and an increase in other income and fees of $1.1 million. The increase in service fees on deposits accounts and loan servicing fees was primarily due to the increase in deposits accounts and the increase in loans previously sold with servicing, respectively, that were acquired in the merger with Wilshire. The increase in other income and fees was largely due to recoveries recorded on previously charged off loans that were acquired in the merger with Wilshire as well as from other transactions.
The increase in noninterest income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was largely due to an increase in service fees on deposit accounts of $4.9 million, an increase in loan servicing fees of $1.4 million, an increase in gain on sale of SBA and other loans of $2.4 million, and an increase in other income and fees of $4.1 million. The increase in service fees on deposit accounts and the increase in loan servicing fees was primarily due to the increase in deposits accounts and the increase in loans previously sold with servicing, respectively, that were acquired from the merger with Wilshire. Gain on sale of SBA and other loans increased due to increase in total SBA and mortgage loans sold in the first half of 2017 compared to the first half of 2016. During the six months ended June 30, 2017, the Company sold $91.0 million and $40.1 million, in SBA loans and mortgage loans, respectively. During the six months ended June 30, 2016, the Company sold $63.4 million and $2.8 million, in SBA loans and mortgage loans, respectively. The increase in other income and fees was largely due to recoveries recorded on previously charged off loans that were acquired from Wilshire and other transactions.
The merger with Wilshire during the third quarter of 2016, resulted in an increase in all noninterest income line items for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.
Noninterest Expense
Noninterest expense for the second quarter of 2017 was $64.0 million, an increase of $23.7 million, or 58.7%, from $40.3 million for the same period of 2016. Noninterest expense for the six months ended June 30, 2017 was $131.7 million, an increase of $51.3 million, or 63.9%, from $80.4 million for the six months ended June 30, 2016.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$34,946	$21,757	$13,189	60.6%
Occupancy	7,154	4,920	2,234	45.4%
Furniture and equipment	3,556	2,337	1,219	52.2%
Advertising and marketing	2,394	1,402	992	70.8%
Data processing and communications	2,676	2,129	547	25.7%
Professional fees	3,260	1,273	1,987	156.1%
Investments in affordable housing partnership expenses	3,055	271	2,784	1,027.3%
FDIC assessment	1,004	1,095	(91)	(8.3)%
Credit related expenses	113	911	(798)	(87.6)%
OREO expense, net	1,188	133	1,055	793.2%
Merger and integration expenses	562	1,533	(971)	(63.3)%
Other	4,129	2,587	1,542	59.6%
Total noninterest expense	$64,037	$40,348	$23,689	58.7%

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$69,112	$43,326	$25,786	59.5%
Occupancy	14,348	9,737	4,611	47.4%
Furniture and equipment	6,969	4,624	2,345	50.7%
Advertising and marketing	5,818	2,538	3,280	129.2%
Data processing and communications	6,282	4,300	1,982	46.1%
Professional fees	7,162	2,356	4,806	204.0%
Investments in affordable housing partnership expenses	5,216	676	4,540	671.6%
FDIC assessment	2,014	2,133	(119)	(5.6)%
Credit related expenses	1,996	1,332	664	49.8%
OREO expense, net	2,185	1,561	624	40.0%
Merger and integration expenses	1,509	2,740	(1,231)	(44.9)%
Other	9,125	5,074	4,051	79.8%
Total noninterest expense	$131,736	$80,397	$51,339	63.9%

The increase in noninterest expense for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was due to the increase in salaries and employee benefits, occupancy, furniture and equipment, advertising and marketing, professional fees, loss on investments in affordable housing partnerships, and other noninterest expenses. The overall increase in these expenses for periods in 2017 compared to periods in 2016 was due to the merger with Wilshire which resulted in additional expenditures in most expense categories.
Salaries and employee benefits expense increased $13.2 million during the second quarter of 2017 compared to the same period in 2016 and increased $25.8 million for the first half of 2017 compared to the first half of 2016. The increase in salaries and employee benefits expense for three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was due to an increase in the number of full-time equivalent employees primarily as a result of the merger with Wilshire. The number of full-time equivalent employees increased from 918 at June 30, 2016 to 1,378 at June 30, 2017.
The increase in occupancy expense and furniture and equipment expense for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was due to additional branches acquired from the merger with Wilshire. During the first half of 2017, the Company consolidated nine branches as part of its second phase consolidation plan. Occupancy expenses for the three and six months ended June 30, 2017 included a portion of the savings from the branch consolidations. At June 30, 2017, total future lease commitments totaled $52.1 million with the last of the commitments ending in 2030.

Advertising and marketing expense experienced increases for periods in 2017 compared to periods in 2016 due to an increase in advertising and marketing to promote the Company’s name change and new brand subsequent to the merger with Wilshire. Advertising and marketing expense for the six months ended June 30, 2017 included $1.5 million in sponsorship fees paid to sponsor the Ladies Professional Golf Association (“LPGA”) Bank of Hope Founders Cup event in March 2017. This was the first year that the Company sponsored the LPGA event.
The increase in professional fees for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was due to an increase in external auditor fees and legal fees. The increase in legal fees for periods in 2017 compared to periods in 2016 was due mostly to fees related to the pending merger with U & I Financial Corp.
Investments in affordable housing partnership expenses are recorded based on financial statements of the investment projects. The Company makes investments in affordable housing partnerships to received Community Reinvestment Act credit and to receive tax credits which reduces the Company’s overall tax provision rate. Investments in affordable housing partnership expenses are based on the performance of the underlying investment. The Company receives updated financial information for its affordable housing partnerships investments and records losses based on the performance of the investment. These losses will eventually be offset as tax credits which lowers the Company’s tax provision expense. Investments in affordable housing partnerships increased from $24.0 million at June 30, 2016, to $91.3 million at June 30, 2017, due to investments acquired from Wilshire and additional investments funded in 2017.
Other noninterest expense increased $1.5 million for the second quarter of 2017 compared to the same period in 2016, and increased $4.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mostly due to additional expenses that were recorded as result of the merger with Wilshire.
Total assets increased 66% at June 30, 2017 compared to June 30, 2016 largely due to the merger with Wilshire, which increase is comparable with the increase in noninterest expense of 59% for the three month ended June 30, 2017 compared to the same period of the prior year, and the increase in noninterest expense of 64% for the six months ended June 30, 2017 compared to the same period of the prior year.
Merger and integration expenses for the second quarter of 2017 consisted of $538 thousand in expenses related to the acquisition of Wilshire and $24 thousand in expenses related to other former acquisitions. Merger and integration expenses for the six months ended June 30, 2017 consisted of $939 thousand in expenses related to the acquisition of Wilshire, $522 thousand in expenses related to the pending acquisition of U & I, and $48 thousand in expenses related to other former acquisitions.

Provision for Income Taxes
Income tax provision expense was $25.5 million and $16.8 million for the quarters ended June 30, 2017 and 2016, respectively. The effective income tax rates were 38.48% and 41.84% for the quarters ended June 30, 2017 and 2016, respectively. Income tax provision expense was $48.5 million and $33.0 million for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rates for the six months ended June 30, 2017 and 2016 were 38.65% and 41.28%, respectively.
The decrease in tax rate was due to the increase in affordable housing partnership tax credits for the three and six months ended June 30, 2017 compared to the same periods of the prior year.

Financial Condition
At June 30, 2017, our total assets were $13.86 billion, an increase of $417.8 million, or 3.1% from $13.44 billion at December 31, 2016. The increase in assets was due to an increase in loans receivable and investment securities available for sale.
Investment Securities Portfolio
As of June 30, 2017, we had $1.68 billion in available for sale securities compared to $1.56 billion at December 31, 2016. The net unrealized loss on the available for sale securities at June 30, 2017 was $17.6 million compared to a net unrealized loss on securities of $25.6 million at December 31, 2016.
During the six months ended June 30, 2017, $245.2 million in securities were purchased, $115.4 million in collateralized mortgage obligations or mortgage-backed securities were paid down, and there were $9.0 million in maturities. During the same period last year, $155.4 million in securities were purchased and $85.1 million in collateralized mortgage obligations or mortgage-backed securities were paid down.
Investments in Affordable Housing Partnerships
At June 30, 2017 we had $91.3 million in investments in affordable housing partnerships compared to $70.1 million at December 31, 2016. The increase in investments in affordable housing partnerships was due to additional commitments entered into during the six months ended June 30, 2017 totaling $26.5 million less losses and amortization recorded on these investments. Commitments to fund investments in affordable housing partnerships totaled $43.9 million at June 30, 2017 compared to $24.4 million at December 31, 2016.
Loan Portfolio
As of June 30, 2017, loans outstanding totaled $10.82 billion, an increase of $273.1 million from $10.54 billion at December 31, 2016. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$60,544	1%	$57,884	1%
Commercial	8,065,057	74%	7,842,573	75%
Construction	306,794	3%	254,113	2%
Total real estate loans	8,432,395	78%	8,154,570	78%
Commercial business	1,744,103	16%	1,832,021	17%
Trade finance	181,400	2%	154,928	1%
Consumer and other	460,446	4%	403,470	4%
Total loans outstanding	10,818,344	100%	10,544,989	100%
Deferred loan fees, net	(1,925)		(1,657)
Loans receivable	10,816,419		10,543,332
Allowance for loan losses	(80,074)		(79,343)
Loans receivable, net of allowance for loan losses	$10,736,345		$10,463,989
Real estate secured, trade finance, and consumer and other loans increased from December 31, 2016 to June 30, 2017 while commercial business loans experienced a decline. The decline in commercial business loans from December 31, 2016 to June 30, 2017 was primarily due to the $99.2 million decrease in warehouse lines of credit.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to extend credit	$1,567,393	$1,592,221
Standby letters of credit	75,941	63,753
Other commercial letters of credit	67,202	52,125
	$1,710,536	$1,708,099

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans and OREO, totaled $124.3 million at June 30, 2017 compared to $111.2 million at December 31, 2016. The ratio of nonperforming assets to loans receivable and OREO was 1.15% and 1.05% at June 30, 2017 and December 31, 2016, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans (1)	$47,361	$40,074
Loans 90 days or more days past due, still accruing	1,850	305
Accruing restructured loans	53,290	48,874
Total nonperforming loans	102,501	89,253
OREO	21,839	21,990
Total nonperforming assets	$124,340	$111,243

Nonaccrual loans:
Legacy Portfolio	$36,842	$28,944
Acquired Portfolio	10,519	11,130
Total nonaccrual loans	$47,361	$40,074

Nonperforming loans:
Legacy Portfolio	$88,147	$74,890
Acquired Portfolio	14,354	14,363
Total nonperforming loans	$102,501	$89,253

Nonperforming loans to loans receivable	0.95%	0.85%
Nonperforming assets to loans receivable and OREO	1.15%	1.05%
Nonperforming assets to total assets	0.90%	0.83%
Allowance for loan losses to nonperforming loans	78.12%	88.90%
Allowance for loan losses to nonperforming assets	64.40%	71.32%
__________________________________

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.5 million and $15.9 million as of June 30, 2017 and December 31, 2016, respectively.

Allowance for Loan Losses
The allowance for loan and lease losses (“ALLL”) was $80.1 million at June 30, 2017 compared to $79.3 million at December 31, 2016. The ALLL was 0.74% of loans receivable at June 30, 2017, and 0.75% at December 31, 2016. The ALLL coverage ratio does not include discount on acquired loans. The ALLL impaired loan reserves increased to $9.0 million at June 30, 2017 from $7.4 million at December 31, 2016.
The following table reflects our allocation of the ALLL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	June 30, 2017			December 31, 2016
	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate - residential	$171	$60,544	0.28%	$209	$57,884	0.36%
Real estate - commercial	51,902	8,065,057	0.64%	49,917	7,842,573	0.64%
Real estate - construction	1,816	306,794	0.59%	1,621	254,113	0.64%
Commercial business	22,786	1,744,103	1.31%	23,547	1,832,021	1.29%
Trade finance	1,106	181,400	0.61%	1,897	154,928	1.22%
Consumer and other	2,293	460,446	0.50%	2,152	403,470	0.53%
Total	$80,074	$10,818,344	0.74%	$79,343	$10,544,989	0.75%
__________________________________

*	Held-for-sale loans of $16.9 million and $22.8 million at June 30, 2017 and December 31, 2016, respectively, were excluded from the total.

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Purchase Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or “PCI loans”) and performing loans (loans that were pass graded at the time they were acquired, or “non-PCI loans”). The activity in the ALLL for the three months ended June 30, 2017 is as follows:

		Acquired Loans(2)
Three Months Ended June 30, 2017	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$64,054	$12,136	$2,469	$78,659
Provision (credit) for loan losses	2,545	(70)	285	2,760
Loans charged off	(2,086)	—	(36)	(2,122)
Recoveries of loan charge offs	742	—	35	777
Balance, end of period	$65,255	$12,066	$2,753	$80,074

Total loans outstanding	$7,522,251	$246,657	$3,049,436	$10,818,344
Allowance coverage ratio	0.87%	4.89%	0.09%	0.74%
Net loan charge offs to beginning allowance	2.10%	—%	0.04%	1.71%
Net loan charge offs to provision for loan losses	52.81%	—%	0.35%	48.73%

		Acquired Loans (2)
Six Months Ended June 30, 2017	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$66,399	$12,130	$814	$79,343
Provision (credit) for loan losses	6,254	(64)	2,170	8,360
Loans charged off	(8,285)	—	(442)	(8,727)
Recoveries of loan charge offs	887	—	211	1,098
Balance, end of period	$65,255	$12,066	$2,753	$80,074

Total loans outstanding	$7,522,251	$246,657	$3,049,436	$10,818,344
Loss coverage ratio	0.87%	4.89%	0.09%	0.74%
Net loan charge offs to beginning allowance	11.14%	—%	28.38%	9.62%
Net loan charge offs to provision for loan losses	118.29%	—%	10.65%	91.26%
__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$10,536,428	$6,457,883	$10,459,527	$6,363,656
Loans receivable	$10,816,419	$6,584,237	$10,816,419	$6,584,237
ALLOWANCE:
Balance, beginning of period	$78,659	$76,856	$79,343	$76,408
Less loan charge offs:
Real estate - commercial	(873)	(207)	(2,363)	(342)
Commercial business	(480)	(2,038)	(3,740)	(2,659)
Trade finance	(528)	—	(2,104)	—
Consumer and other	(241)	(50)	(520)	(115)
Total loan charge offs	(2,122)	(2,295)	(8,727)	(3,116)
Plus loan recoveries:
Real estate - commercial	43	177	89	701
Commercial business	728	400	1,000	642
Trade Finance	4	—	4	—
Consumer and other	2	87	5	90
Total loans recoveries	777	664	1,098	1,433
Net loan charge offs	(1,345)	(1,631)	(7,629)	(1,683)
Provision for loan losses	2,760	1,200	8,360	1,700
Balance, end of period	$80,074	$76,425	$80,074	$76,425

Net loan charge offs to average loans, including loans held for sale*	0.05%	0.10%	0.29%	0.11%
Allowance for loan losses to loans receivable at end of period	0.74%	1.16%	0.74%	1.16%
Net loan charge offs to allowance*	6.72%	8.54%	38.11%	8.81%
Net loan charge offs to provision for loan losses	48.73%	135.92%	91.26%	99.00%
__________________________________

*	Annualized
We believe the ALLL as of June 30, 2017 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts, and if actual losses exceed the estimated amounts it could have a material and adverse effect on our financial condition and results of operations.
At June 30, 2017, the Company had $101.8 million in remaining discount on loans acquired from previous transactions compared to $110.8 million at December 31, 2016.
Deposits and Other Borrowings
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2017, deposits increased $313.1 million, or 2.9%, to $10.96 billion from $10.64 billion at December 31, 2016. The increase in deposits was primarily due to an increase in demand deposits and money market accounts.
At June 30, 2017, 27.5% of total deposits were noninterest bearing demand deposits, 37.5% were time deposits, and 35.0% were interest bearing demand and savings deposits. At December 31, 2016, 27.3% of total deposits were noninterest bearing demand deposits, 37.9% were time deposits, and 34.8% were interest bearing demand and savings deposits.

At June 30, 2017, we had $814.7 million in brokered deposits and $300.0 million in California State Treasurer deposits compared to $724.7 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2016. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.64% at June 30, 2017 and were collateralized with securities with a carrying value of $342.3 million. Time deposits of $250 thousand or more at June 30, 2017 totaled $1.58 billion compared to $1.55 billion at December 31, 2016.
The following is a schedule of certificates of deposit maturities as of June 30, 2017:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,281,047	31%
Over three months through six months	821,633	20%
Over six months through nine months	760,153	19%
Over nine months through twelve months	808,436	20%
Over twelve months	428,618	10%
Total time deposits	$4,099,887	100%

Other Borrowings
From time to time we utilize FHLB advances as a secondary source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At June 30, 2017, FHLB advances totaled $793.4 million with average remaining maturities of 1.9 years compared to $754.3 million with average remaining maturities of 2.2 years at December 31, 2016. Total FHLB advances included $3.4 million in premiums recorded from prior acquisitions at June 30, 2017 compared to $4.3 million in premiums at December 31, 2016.
Subordinated debentures totaled $100.3 million at June 30, 2017 and $99.8 million at December 31, 2016. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of dividend payments to stockholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that we and the Bank subsidiary are financially sound. For this purpose, we perform ongoing assessments of our components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.
Total stockholders’ equity was $1.91 billion at June 30, 2017, compared to $1.86 billion at December 31, 2016.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, a minimum ratio of Tier I capital to risk-weighted assets of 6.0%, and a minimum ratio of Tier I common equity capital to risk-weighted assets of 4.5% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4.0% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Beginning January 1, 2016, federal banking agencies required a capital conservation buffer of 0.625% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. The capital conservation buffer increases at an annual increment of 0.625% until January 2019 and stands at 1.25% as of June 30, 2017. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At June 30, 2017, our Common Equity Tier 1 capital was $1.44 billion compared to $1.40 billion at December 31, 2016. Our Tier I capital, defined as stockholders’ equity less intangible assets, was $1.54 billion at June 30, 2017 compared to $1.50 billion at December 31, 2016, representing an increase of $39.2 million, or 2.62%. At June 30, 2017, the Common Equity Tier 1 capital ratio was 12.18%. The total capital to risk-weighted assets ratio was 13.70% and the Tier I capital to risk-weighted assets ratio was 13.00%. The Tier I leverage capital ratio was 11.80%.

As of June 30, 2017 and December 31, 2016, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized”, the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below:

	As of June 30, 2017
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,438,907	12.18%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,619,043	13.70%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,535,333	13.00%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,535,333	11.80%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,514,997	12.83%	$767,543	6.50%	$747,454	6.33%
Total risk-based capital ratio (to risk-weighted assets)	$1,598,707	13.54%	$1,180,835	10.00%	$417,872	3.54%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,514,997	12.83%	$944,668	8.00%	$570,329	4.83%
Tier 1 capital to total assets (to average assets)	$1,514,997	11.64%	$650,659	5.00%	$864,338	6.64%

	As of December 31, 2016
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,400,246	12.10%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,578,690	13.64%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,496,153	12.92%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,496,153	11.49%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,475,228	12.75%	$752,022	6.50%	$723,206	6.25%
Total risk-based capital ratio (to risk-weighted assets)	$1,557,765	13.46%	$1,156,957	10.00%	$400,808	3.46%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,475,228	12.75%	$925,566	8.00%	$549,662	4.75%
Tier 1 capital to total assets (to average assets)	$1,475,228	11.33%	$651,129	5.00%	$824,099	6.33%

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
At June 30, 2017, our total borrowing capacity from the FHLB was $3.24 billion of which $2.44 billion was unused and available to borrow. At June 30, 2017, our total borrowing capacity from the FRB was $520.0 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.64 billion at June 30, 2017 compared to $1.53 billion at December 31, 2016. Cash and cash equivalents were $446.4 million at June 30, 2017 compared to $437.3 million at December 31, 2016. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2017, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	June 30, 2017		December 31, 2016
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	1.49%	(3.48)%	2.58%	(4.05)%
+ 100 basis points	0.81%	(1.61)%	1.15%	(1.91)%
- 100 basis points	(2.13)%	0.49%	(0.60)%	1.41%
- 200 basis points	(9.84)%	(0.95)%	(9.66)%	0.42%

Item 4.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, although our remediation efforts with respect to the identified material weaknesses are well underway, our material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. With respect to the identified material weaknesses, other than those that arose in conjunction with the acquisition of Wilshire, management presently believes that such material weaknesses will be remediated within twelve months of when the remediation efforts commenced. The timing of the testing and validation of the remediation of the material weaknesses that arose in conjunction with the acquisition of Wilshire may depend on the timing of the Company’s next material business combination.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $472 thousand at June 30, 2017. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.	Risk Factors
Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2016 and in Part 2, Item 1A, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A , of the Annual Report on Form 10-K for the year ended December 31, 2016 and in Part 2, Item 1A, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition and results of operations.

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

HOPE BANCORP, INC.

Date:	August 9, 2017	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

Date:	August 9, 2017	/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement