Form 10-Q
period 2017-09-30
HOPE BANCORP INC
filed 2017-11-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
Commission File Number: 000-50245
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(d) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 2, 2017, there were 135,498,278 outstanding shares of Hope Bancorp, Inc. common stock, $0.001 par value.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the Company’s inability to remediate its presently identified material weaknesses or to do so in a timely manner, the possibility that additional material weaknesses may arise in the future, and that a material weakness may have an impact on our reported financial results; possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$159,609	$168,827
Interest bearing cash in other banks	245,687	268,507
Total cash and cash equivalents	405,296	437,334
Interest bearing deposits in other financial institutions and other investments	53,715	44,202
Securities available for sale, at fair value	1,868,309	1,556,740
Loans held for sale, at the lower of cost or fair value	11,425	22,785
Loans receivable (net of allowance for loan losses of $83,633 and $79,343 at September 30, 2017 and December 31, 2016, respectively)	10,879,341	10,463,989
Other real estate owned (“OREO”), net	17,208	21,990
Federal Home Loan Bank (“FHLB”) stock, at cost	28,426	21,964
Premises and equipment, net	55,838	55,316
Accrued interest receivable	29,145	26,880
Deferred tax assets, net	83,230	88,110
Customers’ liabilities on acceptances	1,433	2,899
Bank owned life insurance (“BOLI”)	74,514	73,696
Investments in affordable housing partnerships	88,540	70,059
Goodwill	464,450	462,997
Core deposit intangible assets, net	17,198	19,226
Servicing assets	25,079	26,457
Other assets	46,874	46,778
Total assets	$14,150,021	$13,441,422

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,049,998	$2,900,241
Interest bearing:
Money market and NOW accounts	3,685,973	3,401,446
Savings deposits	243,042	301,906
Time deposits	4,014,307	4,038,442
Total deposits	10,993,320	10,642,035
FHLB advances	1,018,046	754,290
Subordinated debentures	100,590	99,808
Accrued interest payable	13,740	10,863
Acceptances outstanding	1,433	2,899
Commitments to fund investments in affordable housing partnerships	42,433	24,409
Other liabilities	46,028	51,645
Total liabilities	12,215,590	11,585,949
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at September 30, 2017 and December 31, 2016: issued and outstanding, 135,467,176 and 135,240,079 shares at September 30, 2017 and December 31, 2016, respectively	135	135
Additional paid-in capital	1,403,586	1,400,490
Retained earnings	540,921	469,505
Accumulated other comprehensive loss, net	(10,211)	(14,657)
Total stockholders’ equity	1,934,431	1,855,473
Total liabilities and stockholders’ equity	$14,150,021	$13,441,422

See accompanying Notes to Consolidated Financial Statements (Unaudited).

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$136,822	$112,132	$388,631	$266,336
Securities	9,540	6,645	26,394	18,051
Interest bearing deposits in other banks and other investments	1,281	775	3,894	2,160
Total interest income	147,643	119,552	418,919	286,547
INTEREST EXPENSE:
Deposits	20,376	13,017	53,001	33,276
FHLB advances	2,698	2,161	7,176	5,370
Other borrowings	1,306	900	3,754	1,755
Total interest expense	24,380	16,078	63,931	40,401
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	123,263	103,474	354,988	246,146
PROVISION FOR LOAN LOSSES	5,400	6,500	13,760	8,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	117,863	96,974	341,228	237,946
NONINTEREST INCOME:
Service fees on deposit accounts	5,151	4,778	15,668	10,363
International service fees	1,107	1,010	3,334	2,601
Loan servicing fees, net	1,373	955	4,102	2,234
Wire transfer fees	1,287	1,158	3,816	2,966
Net gains on sales of SBA loans	3,631	230	10,148	5,090
Net gains on sales of other loans	847	1,476	1,619	1,519
Net gains on sales of securities available for sale	—	948	—	948
Other income and fees	2,850	3,591	11,277	7,906
Total noninterest income	16,246	14,146	49,964	33,627
NONINTEREST EXPENSE:
Salaries and employee benefits	35,987	30,456	105,099	73,782
Occupancy	7,131	6,889	21,479	16,626
Furniture and equipment	3,642	3,297	10,611	7,921
Advertising and marketing	2,217	2,306	8,035	4,845
Data processing and communications	3,221	3,199	9,503	7,499
Professional fees	3,239	1,898	10,401	4,255
Investments in affordable housing partnership expenses	2,803	1,457	8,019	2,133
FDIC assessments	1,262	1,564	3,276	3,697
Credit related expenses	(2,487)	810	(491)	2,142
OREO expense, net	678	(423)	2,863	1,138
Merger and integration expenses	260	11,222	1,769	13,962
Other	3,884	5,171	13,009	10,244
Total noninterest expense	61,837	67,846	193,573	148,244
INCOME BEFORE INCOME TAXES	72,272	43,274	197,619	123,329
INCOME TAX PROVISION	27,708	17,169	76,158	50,212
NET INCOME	$44,564	$26,105	$121,461	$73,117
EARNINGS PER COMMON SHARE
Basic	$0.33	$0.22	$0.90	$0.80
Diluted	$0.33	$0.22	$0.90	$0.79
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$44,564	$26,105	$121,461	$73,117
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(208)	(3,383)	7,741	18,857
Change in unrealized net holding (losses) gains on interest only strips	(3)	535	(44)	490
Reclassification adjustment for gains realized in income	—	(948)	—	(948)
Less tax effect	(89)	(1,239)	3,251	8,150
Other comprehensive (loss) income, net of tax	(122)	(2,557)	4,446	10,249
Total comprehensive income	$44,442	$23,548	$125,907	$83,366

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2016	79,566,356	$80	$541,596	$398,251	$(1,832)	$938,095
Issuance of shares pursuant to various stock plans	49,559		1,098			1,098
Stock-based compensation			1,967			1,967
Issuance of Hope stock options in exchange for Wilshire stock options			3,370			3,370
Issuance of shares in exchange for Wilshire common stock	55,493,726	55	852,884			852,939
Cash dividends declared on common stock				(26,264)		(26,264)
Comprehensive income:
Net income				73,117		73,117
Other comprehensive income					10,249	10,249
BALANCE, SEPTEMBER 30, 2016	135,109,641	$135	$1,400,915	$445,104	$8,417	$1,854,571

BALANCE, JANUARY 1, 2017	135,240,079	$135	$1,400,490	$469,505	$(14,657)	$1,855,473
Issuance of shares pursuant to various stock plans	227,097		1,278			1,278
Stock-based compensation			1,818			1,818
Cash dividends declared on common stock				(50,045)		(50,045)
Comprehensive income:
Net income				121,461		121,461
Other comprehensive income					4,446	4,446
BALANCE, SEPTEMBER 30, 2017	135,467,176	$135	$1,403,586	$540,921	$(10,211)	$1,934,431

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121,461	$73,117
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(9,270)	(1,574)
Stock-based compensation expense	2,298	1,967
Provision for loan losses	13,760	8,200
Credit for unfunded loan commitments	(2,358)	(191)
Valuation adjustment of premises held for sale	1,084	—
Valuation adjustment of OREO	2,001	1,025
Net gains on sales of SBA and other loans	(11,767)	(6,609)
Earnings on BOLI	(818)	(1,032)
Net change in fair value of derivatives	46	285
Net (gains) losses on sale and disposal of premises and equipment	(277)	2,449
Net (gains) losses on sales of OREO	(34)	97
Net gains on sales of securities available for sale	—	(948)
Losses on investments in affordable housing partnership	7,766	3,057
Net change in deferred income taxes	891	5,183
Proceeds from sales of loans held for sale	221,821	127,467
Originations of loans held for sale	(200,951)	(156,908)
Originations of servicing assets	(4,096)	(2,472)
Net change in accrued interest receivable	(2,265)	256
Net change in other assets	(592)	(3,654)
Net change in accrued interest payable	2,877	1,092
Net change in other liabilities	(3,259)	(18,276)
Net cash provided by operating activities	138,318	32,531
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received from acquisition - Wilshire Bancorp, Inc.	—	100,124
Purchases of interest bearing deposits in other financial institutions and other investments	(28,615)	(1,960)
Redemption of interest bearing deposits in other financial institutions and other investments	19,102	—
Purchase of securities available for sale	(504,831)	(428,867)
Proceeds from matured or paid-down securities available for sale	193,320	167,101
Proceeds from sale of securities available for sale	—	217,077
Proceeds from sales of other loans held for sale	417	—
Net change in loans receivable	(407,767)	(500,329)
Proceeds from sales of OREO	7,542	12,196
Purchase of FHLB stock	(7,223)	(30)
Redemption of FHLB stock	761	12,084
Purchase of premises and equipment	(10,271)	(10,788)
Proceeds from sales and disposals of premises and equipment held for sale	3,267	—
Investments in affordable housing partnerships	(8,476)	—
Net cash used in investing activities	(742,774)	(433,392)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	356,185	551,541
Proceeds from FHLB advances	815,000	725,000
Repayment of FHLB advances	(550,000)	(705,000)
Cash dividends paid on common stock	(50,045)	(26,264)
Issuance of additional stock pursuant to various stock plans	1,278	1,098
Net cash provided by financing activities	572,418	546,375
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,038)	145,514
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,334	298,389
CASH AND CASH EQUIVALENTS, END OF PERIOD	$405,296	$443,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$66,416	$36,700
Income taxes paid	$85,384	$48,378
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$7,173	$4,823
Transfer from loans receivable to loans held for sale	$429	$1,392
Transfer from loans held for sale to loans receivable	$1,829	$—
Transfer from premises and equipment to premises held for sale	$3,300	$—
New commitments to fund affordable housing partnership investments	$26,500	$—
Assets acquired from Wilshire	$—	$4,627,636
Liabilities assumed from Wilshire	$—	$4,130,342
Equity issued in consideration for Wilshire	$—	$856,309
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of September 30, 2017, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, as well as loan production offices in Virginia, Texas, Oregon, Washington, Georgia, Southern California, and Northern California. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2017 and December 31, 2016 and the results of operations for the three and nine months ended September 30, 2017 and 2016. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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

Recent Accounting Pronouncements
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), “Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of ASU 2017-09 on its consolidated financial statements, but does not expect the adoption of ASU 2017-09 to have material impact on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), “Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The amendments also simplify the application of hedge accounting in certain situations. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. In addition, the guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of ASU 2017-12 on its consolidated financial statements, but does not expect the adoption of ASU 2017-12 to have material impact on its consolidated financial statements.

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
Termination of Acquisition of U & I Financial Corp
On January 23, 2017, the Company announced the signing of a definitive agreement and plan of merger (the “U & I Merger Agreement”) with U & I Financial Corporation (“U & I”) pursuant to which U & I would have merged with and into Hope Bancorp with Hope Bancorp as the surviving corporation. As part of the merger, UniBank, a wholly-owned subsidiary of U & I, would have merged with and into the Bank.
Subsequently on September 15, 2017, the Company announced the mutual termination of the proposed merger with U & I as the Company was unable to obtain the required regulatory approval prior to the transaction termination deadline of September 23, 2017. The Mutual Termination Agreement provides, among other things, that each party will bear its own costs and expenses in connection with the terminated transaction, without penalties or termination fees. In connection with the termination, the parties have provided mutual releases from any claims of liability to one another relating to the merger transaction.
Merger with Wilshire Bancorp, Inc.
On July 29, 2016, the Company completed the merger with Wilshire Bancorp, Inc. (“Wilshire”), the holding company of Wilshire Bank. Wilshire’s primary subsidiary, Wilshire Bank, previously operated thirty-five branches located in California, New York, New Jersey, Texas, Georgia, and Alabama. Approximately $4.63 billion in assets were acquired through the transaction including $3.80 billion in loans receivable and $3.81 billion in deposits. Subsequent to the merger, the Bank now operates 64 branches in nine different states throughout the United States, has loan production offices throughout the country, and a representative office in Seoul, Korea.
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
Acquired Loans
The fair value of loans were estimated on an individual basis based on the characteristics for each loan. A discounted cash flow analysis was used to project cash flows for each loan using assumptions for rate, remaining maturity, prepayment speeds, projected default probabilities, loss given defaults, and estimates of prevailing discount rates. At the time of the merger with Wilshire on July 29, 2016, the fair value of loans acquired from Wilshire with deteriorated credit quality totaled $243.1 million. The carrying balance of the acquired loans included in the Statement of Financial Condition at September 30, 2017 and was $3.10 billion for loans acquired from Wilshire compared to $3.59 billion at December 31, 2016.

Merger-Related Expenses
The following table presents merger-related expenses associated with the merger with Wilshire, the terminated merger with U & I, and other previous transactions which were reflected in the Consolidated Statements of Income in merger and integration expenses. These expenses are comprised primarily of salaries and employee benefits, professional fees, and other noninterest expenses related to mergers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Wilshire	$288	$11,198	$1,226	$13,890
U & I	(52)	—	471	—
Other	24	24	72	72
Total merger and integration expenses	$260	$11,222	$1,769	$13,962

4.     Stock-Based Compensation
The Company has a stock-based incentive plan (the “2016 Plan”) to award equity as a form of compensation. The 2016 Plan, was approved by the Company’s stockholders on September 1, 2016. The 2016 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, employees, and consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
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
Under the 2016 Plan, 1,331,888 shares were available for future grants as of September 30, 2017.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 Plan and 2016 Plan for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2017	1,603,876	$15.28
Granted	—	—
Exercised	(172,959)	7.19
Expired	(268,070)	21.35
Forfeited	(38,421)	17.17
Outstanding - September 30, 2017	1,124,426	$15.01	7.43	$3,035
Options exercisable - September 30, 2017	669,089	$13.71	6.62	$2,679

The following is a summary of restricted stock and performance unit activity under the 2007 Plan and 2016 Plan for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2017	398,658	$16.16
Granted	165,612	16.77
Vested	(145,392)	16.16
Forfeited	(21,332)	16.13
Outstanding - September 30, 2017	397,546	$16.41

The total fair value of restricted stock and performance units vested for the nine months ended September 30, 2017 and 2016 was $2.6 million and $1.7 million, respectively.
On August, 21, 2017 the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares in the Company on behalf of the participating employees at 10% discount of the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock based compensation expenses. The compensation expense for ESPP during the three and nine months ended September 30, 2017 was $18 thousand. The Company did not have any compensation expenses for the ESPP during the three or nine months ended September 30, 2016.
The amount charged against income related to stock-based payment arrangements and the ESPP was $792 thousand and $1.9 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, $2.3 million and $2.0 million, respectively, of stock-based payment arrangements were charged against income.
The income tax benefit recognized was approximately $304 thousand and $761 thousand for the three months ended September 30, 2017 and 2016, respectively. The income tax benefit recognized for the nine months ended September 30, 2017 and 2016, was approximately $886 thousand and $821 thousand, respectively.
At September 30, 2017, the unrecognized compensation expense related to non-vested stock option grants was $1.3 million which is expected to be recognized over a weighted average vesting period of 2.94 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $5.2 million which is expected to be recognized over a weighted average vesting period of 2.61 years.
During the first quarter of 2017 the Company adopted ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. With the adoption of ASU 2016-09 all of the Company’s excess tax benefits on share-based payment awards were recorded in income tax provision on the Consolidated Statements of Income for the three and nine months ended September 30, 2017.

5.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended September 30, 2017, stock options and restricted shares awards for 762,833 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive. For the nine months ended September 30, 2017, stock options and restricted shares awards for 484,426 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive. Stock options and restricted shares awards for 609,186 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive for the three months ended September 30, 2016. Stock options and restricted shares awards for 559,790 shares of common stock were excluded in computing diluted earnings per common share because they were anti-dilutive for the nine months ended September 30, 2016. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 20,238 shares and 19,703 shares of common stock were anti-dilutive and excluded for the three and nine months ended September 30, 2017 and 2016, respectively.
The following tables show the computation of basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017			2016
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$44,564	135,382,457	$0.33	$26,105	116,622,920	$0.22
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		248,455			328,154
Diluted EPS - common stock	$44,564	135,630,912	$0.33	$26,105	116,951,074	$0.22

	Nine Months Ended September 30,
	2017			2016
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$121,461	135,296,332	$0.90	$73,117	91,940,070	$0.80
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		365,633			326,175
Diluted EPS - common stock	$121,461	135,661,965	$0.90	$73,117	92,266,245	$0.79

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Debt securities	$5,000	$—	$(1)	$4,999
Collateralized mortgage obligations:
Residential	911,229	332	(9,679)	901,882
Mortgage-backed securities:
Residential	600,155	1,566	(5,451)	596,270
Commercial	245,972	128	(4,672)	241,428
Corporate securities	4,571	4	—	4,575
Municipal securities	96,785	1,063	(796)	97,052
Total debt securities	1,863,712	3,093	(20,599)	1,846,206
Mutual funds	22,425	27	(349)	22,103
Total investment securities available for sale	$1,886,137	$3,120	$(20,948)	$1,868,309

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Debt securities	$12,005	$3	$—	$12,008
Collateralized mortgage obligations:
Residential	715,981	349	(10,663)	705,667
Mortgage-backed securities:
Residential	599,755	1,132	(9,311)	591,576
Commercial	141,549	—	(5,084)	136,465
Corporate securities	11,576	—	(449)	11,127
Municipal securities	88,018	358	(1,537)	86,839
Total debt securities	1,568,884	1,842	(27,044)	1,543,682
Mutual funds	13,425	—	(367)	13,058
Total investment securities available for sale	$1,582,309	$1,842	$(27,411)	$1,556,740

As of September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At September 30, 2017 and December 31, 2016, $10.2 million and $14.6 million, respectively, in unrealized losses on securities net of taxes were included in accumulated other comprehensive loss. Also included in accumulated other comprehensive loss at September 30, 2017 and December 31, 2016, were unrealized losses on interest only strip net of taxes of $40 thousand and $14 thousand, respectively. There were no reclassifications out of accumulated other comprehensive income into earnings for the three and nine months ended September 30, 2017. A total of $948 thousand ($572 thousand net of taxes) of net gains on sales of securities were reclassified out of accumulated other comprehensive income (loss) into earnings for the three and nine months ended September 30, 2016.

The amortized cost and estimated fair value of investment securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$5,724	$5,726
Due after one year through five years	11,567	11,875
Due after five years through ten years	39,563	40,060
Due after ten years	49,502	48,965
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations:
Residential	911,229	901,882
Mortgage-backed securities:
Residential	600,155	596,270
Commercial	245,972	241,428
Mutual funds	22,425	22,103
Total	$1,886,137	$1,868,309

Securities with carrying values of approximately $349.2 million and $382.1 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of September 30, 2017
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities*	1	$4,999	$(1)	—	$—	$—	1	$4,999	$(1)
Collateralized mortgage obligations:
Residential*	56	566,997	(4,406)	26	228,250	(5,273)	82	795,247	(9,679)
Mortgage-backed securities:
Residential*	27	291,483	(1,922)	13	116,490	(3,529)	40	407,973	(5,451)
Commercial*	8	86,608	(804)	6	106,790	(3,868)	14	193,398	(4,672)
Municipal securities	14	13,521	(221)	6	17,735	(575)	20	31,256	(796)
Mutual funds	3	15,607	(108)	1	5,007	(241)	4	20,614	(349)
Total	109	$979,215	$(7,462)	52	$474,272	$(13,486)	161	$1,453,487	$(20,948)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2016
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations:
Residential*	66	$615,803	$(9,459)	4	$36,333	$(1,204)	70	$652,136	$(10,663)
Mortgage-backed securities:
Residential*	48	486,332	(9,311)	—	—	—	48	486,332	(9,311)
Commercial*	9	136,465	(5,084)	—	—	—	9	136,465	(5,084)
Corporate securities	1	7,014	(2)	1	4,113	(447)	2	11,127	(449)
Municipal securities	95	69,331	(1,537)	—	—	—	95	69,331	(1,537)
Mutual funds	3	13,058	(367)	—	—	—	3	13,058	(367)
Total	222	$1,328,003	$(25,760)	5	$40,446	$(1,651)	227	$1,368,449	$(27,411)
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
The Company has certain collateralized mortgage obligations, mortgage backed securities, municipal securities, and mutual funds that were in a continuous unrealized loss position for twelve months or longer as of September 30, 2017. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had an unrealized loss of $5.3 million at September 30, 2017 and total mortgage backed securities in a continuous loss position for twelve months or longer had a total unrealized loss of $7.4 million. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Municipal securities that were in a continuous loss position for twelve months or longer had an unrealized loss of $575 thousand at September 30, 2017. Mutual funds that were in a continuous loss position for twelve months or longer had an unrealized loss of $241 thousand at September 30, 2017. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on U.S. Government sponsored collateralized mortgage obligations and mortgage backed securities, municipal securities, and mutual funds that were in an unrealized loss position at September 30, 2017.
The Company considers the losses on the investments in unrealized loss positions at September 30, 2017 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$55,072	$57,884
Commercial	8,085,307	7,842,573
Construction	297,686	254,113
Total real estate loans	8,438,065	8,154,570
Commercial business	1,824,442	1,832,021
Trade finance	180,847	154,928
Consumer and other	521,459	403,470
Total loans outstanding	10,964,813	10,544,989
Deferred loan fees, net	(1,839)	(1,657)
Loans receivable	10,962,974	10,543,332
Allowance for loan losses	(83,633)	(79,343)
Loans receivable, net of allowance for loan losses	$10,879,341	$10,463,989

The loan portfolio is made up of four segments: real estate loans, commercial business, trade finance, and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method (“Legacy Loans”) and previously acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses (“Acquired Loans”). Acquired Loans are further segregated between purchased credit impaired loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30, or “PCIs”) and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or “non-PCI loans”).
The following table presents changes in the accretable discount on the PCI loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$53,657	$20,150	$43,611	$23,777
Additions due to acquisitions during the period	—	41,271	—	41,271
Accretion	(5,815)	(4,723)	(16,375)	(10,226)
Reclassification from nonaccretable difference	6,696	40	27,302	1,916
Balance at end of period	$54,538	$56,738	$54,538	$56,738
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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended September 30, 2017
Balance, beginning of period	$40,478	$21,495	$1,000	$2,282	$13,411	$1,291	$106	$11	$80,074
Provision (credit) for loan losses	3,664	1,499	418	664	(1,312)	395	56	16	5,400
Loans charged off	(175)	(3,870)	—	(218)	(162)	(471)	—	(17)	(4,913)
Recoveries of charge offs	23	3,020	2	—	—	25	—	2	3,072
Balance, end of period	$43,990	$22,144	$1,420	$2,728	$11,937	$1,240	$162	$12	$83,633
Nine Months Ended September 30, 2017
Balance, beginning of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
Provision (credit) for loan losses	7,174	2,356	1,621	1,348	(406)	1,517	162	(12)	13,760
Loans charged off	(2,221)	(7,485)	(2,104)	(738)	(479)	(596)	—	(17)	(13,640)
Recoveries of charge offs	81	3,843	6	2	31	202	—	5	4,170
Balance, end of period	$43,990	$22,144	$1,420	$2,728	$11,937	$1,240	$162	$12	$83,633

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended September 30, 2016
Balance, beginning of period	$43,666	$16,576	$2,449	$926	$12,607	$148	$—	$53	$76,425
Provision (credit) for loan losses	(2,474)	7,444	(32)	970	527	72	—	(7)	6,500
Loans charged off	(132)	(3,219)	—	(162)	(435)	(10)	—	—	(3,958)
Recoveries of charge offs	432	539	—	2	8	27	—	1	1,009
Balance, end of period	$41,492	$21,340	$2,417	$1,736	$12,707	$237	$—	$47	$79,976
Nine Months Ended September 30, 2016
Balance, beginning of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
Provision (credit) for loan losses	(2,318)	9,792	(1,175)	1,370	633	(82)	—	(20)	8,200
Loans charged off	(151)	(5,845)	—	(278)	(758)	(43)	—	—	(7,075)
Recoveries of charge offs	1,132	1,061	—	88	9	148	—	5	2,443
Balance, end of period	$41,492	$21,340	$2,417	$1,736	$12,707	$237	$—	$47	$79,976

The following tables break out the allowance for loan losses and the recorded investment of loans outstanding (not including accrued interest receivables and net deferred loan fees) by individually impaired, general valuation, and PCI impairment, by portfolio segment, at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,462	$4,679	$2	$4	$245	$415	$—	$—	$6,807
Collectively evaluated for impairment	42,528	17,465	1,418	2,724	1,081	825	162	12	66,215
PCI loans	—	—	—	—	10,611	—	—	—	10,611
Total	$43,990	$22,144	$1,420	$2,728	$11,937	$1,240	$162	$12	$83,633

Loans outstanding:
Individually evaluated for impairment	$48,535	$35,494	$4,201	$1,048	$10,155	$4,885	$3,384	$758	$108,460
Collectively evaluated for impairment	5,996,526	1,437,398	133,599	339,980	2,213,662	317,150	39,663	168,844	10,646,822
PCI loans	—	—	—	—	169,187	29,515	—	10,829	209,531
Total	$6,045,061	$1,472,892	$137,800	$341,028	$2,393,004	$351,550	$43,047	$180,431	$10,964,813

	December 31, 2016
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,889	$4,420	$864	$50	$113	$73	$—	$—	$7,409
Collectively evaluated for impairment	37,067	19,010	1,033	2,066	548	44	—	36	59,804
PCI loans	—	—	—	—	12,130	—	—	—	12,130
Total	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343

Loans outstanding:
Individually evaluated for impairment	$74,085	$34,783	$6,029	$733	$23,865	$435	$—	$431	$140,361
Collectively evaluated for impairment	5,271,262	1,079,348	75,365	179,961	2,597,200	650,710	70,535	206,802	10,131,183
PCI loans	—	—	—	—	188,158	66,745	2,999	15,543	273,445
Total	$5,345,347	$1,114,131	$81,394	$180,694	$2,809,223	$717,890	$73,534	$222,776	$10,544,989
As of September 30, 2017 and December 31, 2016, the reserve for unfunded loan commitments recorded in other liabilities was $836 thousand and $3.2 million, respectively. For the three months ended September 30, 2017 and 2016, the recognized (credit) provision for unfunded commitments recorded in credit related expense was $(2.8) million and $270 thousand, respectively. For the nine months ended September 30, 2017 and 2016, the recognized credit for unfunded commitments was $(2.4) million and $(191) thousand, respectively. The credit for unfunded commitments recorded in the third quarter of 2017 was a result of updated information related to credit card commitments that was used in the calculation of allowance for off balance sheet unfunded commitments.

The recorded investment of individually impaired loans and the total impaired loans net of specific allowance is presented in the following table:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
With allocated specific allowance
Without charge off	$40,218	$59,638
With charge off	879	1,120
With no allocated specific allowance
Without charge off	60,129	76,775
With charge off	7,234	2,828
Specific allowance on impaired loans	(6,807)	(7,409)
Impaired loans, net of specific allowance	$101,653	$132,952

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) as of September 30, 2017 and December 31, 2016, and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2017 and 2016. Loans with no related allowance are believed by management to be adequately collateralized.

	As of September 30, 2017			As of December 31, 2016
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	931	936	132	2,095	2,384	90
Hotel & motel	2,696	3,667	263	6,387	6,387	337
Gas station & car wash	—	—	—	215	228	41
Mixed use	169	727	7	206	732	27
Industrial & warehouse	988	1,670	135	530	530	—
Other	4,389	4,389	1,170	22,580	22,825	1,507
Real estate—construction	—	—	—	—	—	—
Commercial business	27,292	28,713	5,094	26,543	27,161	4,493
Trade finance	4,201	4,201	2	2,111	2,156	864
Consumer and other	431	431	4	91	91	50
Subtotal	$41,097	$44,734	$6,807	$60,758	$62,494	$7,409
With no related allowance:
Real estate—residential	$498	$1,488	$—	$3,562	$3,562	$—
Real estate—commercial
Retail	10,467	12,210	—	12,753	13,290	—
Hotel & motel	8,172	12,262	—	6,122	11,735	—
Gas station & car wash	2,939	6,646	—	5,043	7,449	—
Mixed use	1,319	3,732	—	7,303	7,822	—
Industrial & warehouse	8,054	8,140	—	9,673	9,748	—
Other	16,768	18,278	—	20,181	21,492	—
Real estate—construction	1,300	1,441	—	1,300	1,441	—
Commercial business	13,087	17,917	—	8,675	9,472	—
Trade finance	3,384	5,067	—	3,918	3,918	—
Consumer and other	1,375	1,453	—	1,073	1,136	—
Subtotal	$67,363	$88,634	$—	$79,603	$91,065	$—
Total	$108,460	$133,368	$6,807	$140,361	$153,559	$7,409
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,197	4	1,711	—	1,268	11	1,711	—
Hotel & motel	2,269	17	1,320	16	4,330	49	2,965	48
Gas station & car wash	—	—	1,052	9	54	—	1,051	28
Mixed use	228	2	208	2	228	5	386	5
Industrial & warehouse	746	—	542	6	1,226	—	551	18
Other	4,572	60	23,474	259	13,534	175	23,968	776
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	27,031	261	32,553	296	25,036	749	34,147	821
Trade finance	4,118	58	6,465	70	2,587	215	8,390	237
Consumer and other	251	1	548	1	169	3	338	2
Subtotal	$40,412	$403	$67,873	$659	$48,432	$1,207	$73,507	$1,935
With no related allowance:
Real estate—residential	$249	$20	$—	$—	$1,381	$57	$—	$—
Real estate—commercial
Retail	10,071	91	9,381	95	12,412	263	10,243	296
Hotel & motel	10,494	59	9,776	54	8,346	175	8,813	163
Gas station & car wash	3,022	114	4,855	25	3,812	317	4,760	75
Mixed use	1,274	109	2,195	9	4,095	324	2,279	28
Industrial & warehouse	8,390	68	10,905	89	8,738	191	10,396	268
Other	14,733	6	9,912	59	16,324	19	11,312	177
Real estate—construction	1,300	—	1,300	—	1,689	—	1,328	—
Commercial business	11,544	—	13,111	26	10,417	—	11,030	79
Trade finance	1,765	—	2,225	—	2,975	—	1,113	—
Consumer and other	1,305	—	800	7	1,147	—	1,014	23
Subtotal	$64,147	$467	$64,460	$364	$71,336	$1,346	$62,288	$1,109
Total	$104,559	$870	$132,333	$1,023	$119,768	$2,553	$135,795	$3,044
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	As of September 30, 2017			As of December 31, 2016
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	661	666	127	1,826	2,114	85
Hotel & motel	87	87	2	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	131	131	6	136	136	2
Industrial & warehouse	402	1,084	100	—	—	—
Other	279	279	10	337	341	26
Real estate—construction	—	—	—	—	—	—
Commercial business	1,787	2,919	415	294	339	73
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	$3,347	$5,166	$660	$2,593	$2,930	$186
With no related allowance:
Real estate—residential	$498	$1,488	$—	$679	$679	$—
Real estate—commercial
Retail	1,962	2,279	—	3,148	3,214	—
Hotel & motel	536	2,388	—	4,767	7,171	—
Gas station & car wash	448	2,146	—	1,568	1,815	—
Mixed use	162	2,240	—	5,315	5,551	—
Industrial & warehouse	55	55	—	66	66	—
Other	4,934	5,800	—	6,023	6,752	—
Real estate—construction	—	—	—	—	—	—
Commercial business	3,098	3,453	—	141	386	—
Trade finance	3,384	5,067	—	—	—	—
Consumer and other	758	826	—	431	484	—
Subtotal	$15,835	$25,742	$—	$22,138	$26,118	$—
Total	$19,182	$30,908	$660	$24,731	$29,048	$186
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
Impaired Acquired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	927	4	1,386	—	998	11	1,277	—
Hotel & motel	174	—	—	—	110	—	—	—
Gas station & car wash	—	—	—	—	—	—	254	—
Mixed use	190	2	139	2	191	5	316	5
Industrial & warehouse	452	—	—	—	226	—	—	—
Other	303	4	344	4	319	11	324	13
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	1,250	9	396	—	892	24	486	—
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	—	—	80	—	—	—	40	—
Subtotal	$3,296	$19	$2,345	$6	$2,736	$51	$2,697	$18
With no related allowance:
Real estate—residential	$249	$20	$—	$—	$294	$57	$—	$—
Real estate—commercial
Retail	1,709	15	2,095	21	2,729	45	2,333	72
Hotel & motel	2,671	—	4,983	3	3,737	—	5,933	10
Gas station & car wash	454	—	1,589	25	774	—	1,490	75
Mixed use	104	—	166	—	2,701	—	219	—
Industrial & warehouse	60	1	1,038	2	63	2	1,075	7
Other	3,806	46	3,215	13	4,205	116	3,520	39
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	1,835	47	707	4	1,014	142	690	13
Trade finance	1,692	68	—	—	846	191	—	—
Consumer and other	684	2	361	2	518	6	459	7
Subtotal	$13,264	$199	$14,154	$70	$16,881	$559	$15,719	$223
Total	$16,560	$218	$16,499	$76	$19,617	$610	$18,416	$241
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

Generally, loans are placed on nonaccrual status if the principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the three and nine months ended September 30, 2017 or 2016.
The following tables present the recorded investment in past due loans by the number of days past due as of September 30, 2017 and December 31, 2016 by class of loans:

	As of September 30, 2017
					Nonaccrual Loans (2)	Total Delinquent and Nonaccrual Loans
	Past Due and Accruing
	30-59 Days	60-89 Days	90 or More Days	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,168	—	—	1,168	3,259	4,427
Hotel & motel	329	1,895	—	2,224	8,966	11,190
Gas station & car wash	1,755	—	—	1,755	2,490	4,245
Mixed use	161	—	—	161	1,196	1,357
Industrial & warehouse	1,123	—	—	1,123	3,456	4,579
Other	1,418	—	—	1,418	6,332	7,750
Real estate—construction	—	—	—	—	1,300	1,300
Commercial business	2,660	960	150	3,770	9,485	13,255
Trade finance	—	—	—	—	—	—
Consumer and other	243	717	257	1,217	594	1,811
Subtotal	$8,857	$3,572	$407	$12,836	$37,078	$49,914
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	128	—	—	128	1,005	1,133
Hotel & motel	—	1,521	—	1,521	621	2,142
Gas station & car wash	—	—	—	—	448	448
Mixed use	—	—	—	—	161	161
Industrial & warehouse	338	—	—	338	402	740
Other	336	—	—	336	1,818	2,154
Real estate—construction	—	—	—	—	—	—
Commercial business	627	166	—	793	1,196	1,989
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	594	594
Subtotal	$1,429	$1,687	$—	$3,116	$6,245	$9,361
TOTAL	$10,286	$5,259	$407	$15,952	$43,323	$59,275
__________________________________

(1)	Acquired Loans exclude PCI loans.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $21.5 million. Includes nonaccrual loans less than 30 days past due totaling $9.1 million.

	As of December 31, 2016
					Nonaccrual Loans (2)	Total Delinquent and Nonaccrual Loans
	Past Due and Accruing
	30-59 Days	60-89 Days	90 or More Days	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	480	—	—	480	3,672	4,152
Hotel & motel	1,836	3,137	—	4,973	1,392	6,365
Gas station & car wash	362	—	—	362	3,690	4,052
Mixed use	—	—	—	—	1,305	1,305
Industrial & warehouse	—	697	—	697	1,922	2,619
Other	2,871	—	—	2,871	4,007	6,878
Real estate—construction	—	1,513	—	1,513	1,300	2,813
Commercial business	558	815	—	1,373	9,371	10,744
Trade finance	—	500	—	500	2,056	2,556
Consumer and other	146	58	305	509	229	738
Subtotal	$6,253	$6,720	$305	$13,278	$28,944	$42,222
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$679	$679
Real estate—commercial
Retail	1,611	—	—	1,611	1,871	3,482
Hotel & motel	95	—	—	95	4,501	4,596
Gas station & car wash	68	340	—	408	993	1,401
Mixed use	—	—	—	—	48	48
Industrial & warehouse	257	—	—	257	—	257
Other	350	—	—	350	2,144	2,494
Real estate—construction	—	—	—	—	—	—
Commercial business	1,303	684	—	1,987	345	2,332
Trade finance	—	—	—	—	—	—
Consumer and other	331	25	—	356	549	905
Subtotal	$4,015	$1,049	$—	$5,064	$11,130	$16,194
TOTAL	$10,268	$7,769	$305	$18,342	$40,074	$58,416
__________________________________

(1)	Acquired Loans exclude PCI loans.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.9 million. Includes nonaccrual loans less than 30 days past due totaling $18.3 million.
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

The following tables present the recorded investment of risk ratings for Legacy and Acquired Loans as of September 30, 2017 and December 31, 2016 by class of loans:

	As of September 30, 2017
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$36,488	$1,035	$1,447	$—	$38,970
Real estate—commercial
Retail	1,569,248	23,225	19,348	—	1,611,821
Hotel & motel	1,194,329	10,042	13,128	—	1,217,499
Gas station & car wash	729,531	12,382	4,246	—	746,159
Mixed use	400,074	4,612	1,544	—	406,230
Industrial & warehouse	568,172	15,999	22,032	—	606,203
Other	1,125,919	29,111	50,047	—	1,205,077
Real estate—construction	210,134	—	2,968	—	213,102
Commercial business	1,358,444	33,068	81,164	216	1,472,892
Trade finance	134,262	2,311	1,227	—	137,800
Consumer and other	340,187	—	841	—	341,028
Subtotal	$7,666,788	$131,785	$197,992	$216	$7,996,781
Acquired Loans:
Real estate—residential	$15,837	$265	$—	$—	$16,102
Real estate—commercial
Retail	649,572	8,974	21,643	—	680,189
Hotel & motel	285,539	9,289	20,423	2	315,253
Gas station & car wash	198,481	8,973	8,828	—	216,282
Mixed use	99,250	5,648	14,317	8	119,223
Industrial & warehouse	266,876	15,185	15,908	270	298,239
Other	600,411	36,607	26,114	—	663,132
Real estate—construction	84,584	—	—	—	84,584
Commercial business	310,220	7,782	33,528	20	351,550
Trade finance	39,663	—	3,384	—	43,047
Consumer and other	174,254	720	4,470	987	180,431
Subtotal	$2,724,687	$93,443	$148,615	$1,287	$2,968,032
Total	$10,391,475	$225,228	$346,607	$1,503	$10,964,813

	As of December 31, 2016
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$34,283	$223	$2,883	$—	$37,389
Real estate—commercial
Retail	1,303,452	18,929	15,430	—	1,337,811
Hotel & motel	1,187,709	12,763	9,026	—	1,209,498
Gas station & car wash	643,282	7,259	3,690	—	654,231
Mixed use	375,312	—	1,467	—	376,779
Industrial & warehouse	478,528	29,830	13,745	—	522,103
Other	969,024	22,220	41,017	—	1,032,261
Real estate—construction	159,230	14,745	1,300	—	175,275
Commercial business	1,032,232	15,919	65,885	95	1,114,131
Trade finance	68,051	5,673	7,670	—	81,394
Consumer and other	179,864	1	829	—	180,694
Subtotal	$6,430,967	$127,562	$162,942	$95	$6,721,566
Acquired Loans:
Real estate—residential	$18,007	$1,809	$679	$—	$20,495
Real estate—commercial
Retail	772,465	9,860	21,110	—	803,435
Hotel & motel	328,396	5,419	18,233	—	352,048
Gas station & car wash	249,379	8,437	11,338	—	269,154
Mixed use	118,643	3,105	12,505	8	134,261
Industrial & warehouse	321,040	31,819	9,048	315	362,222
Other	736,385	23,286	29,099	—	788,770
Real estate—construction	78,838	—	—	—	78,838
Commercial business	649,186	31,340	37,265	99	717,890
Trade finance	70,535	61	2,938	—	73,534
Consumer and other	214,437	958	5,949	1,432	222,776
Subtotal	$3,557,311	$116,094	$148,164	$1,854	$3,823,423
Total	$9,988,278	$243,656	$311,106	$1,949	$10,544,989
The Company reclassifies loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held to investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held to investment to held for sale for the three and nine months ended September 30, 2017 and 2016 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Transfer of loans receivable to held for sale	(Dollars in thousands)
Real estate - commercial	$—	$992	$429	$992
Consumer	—	—	—	400
Total	$—	$992	$429	$1,392

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
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the migration analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type or pool. However, if information exists to warrant adjustment to the migration analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge off, and recovery practices;

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability and depth of lending management and staff;

•	Changes in the trends of the volume and severity of past due loans, classified loans, nonaccrual loans, troubled debt restructurings and other loan modifications;

•	Changes in the quality of the loan review system and the degree of oversight by the Directors;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in the loan portfolio.
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

For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower’s credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Credit for loan losses on acquired loans for the three months ended September 30, 2017 was $845 thousand of which included $610 thousand in provision for loan losses related to PCI loans. Provision for loan losses on acquired loans for the nine months ended September 30, 2017 was $1.3 million of which included $1.5 million in credit for loan losses related to PCI loans.
The following table presents breakdown of loans by impairment method at September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (gross carrying value)	$498	$56,892	$1,300	$40,379	$7,585	$1,806	$108,460
Specific allowance	$—	$1,707	$—	$5,094	$2	$4	$6,807
Specific allowance to impaired loans	N/A	3.00%	N/A	12.62%	0.03%	0.22%	6.28%
Other loans	$54,574	$8,028,415	$296,386	$1,784,063	$173,262	$519,653	$10,856,353
General allowance	$161	$52,573	$1,486	$18,290	$1,580	$2,736	$76,826
General allowance to other loans	0.30%	0.65%	0.50%	1.03%	0.91%	0.53%	0.71%
Total loans	$55,072	$8,085,307	$297,686	$1,824,442	$180,847	$521,459	$10,964,813
Total allowance for loan losses	$161	$54,280	$1,486	$23,384	$1,582	$2,740	$83,633
Total allowance to total loans	0.29%	0.67%	0.50%	1.28%	0.87%	0.53%	0.76%

	As of December 31, 2016
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (gross carrying value)	$3,562	$93,088	$1,300	$35,218	$6,029	$1,164	$140,361
Specific allowance	$—	$2,002	$—	$4,493	$864	$50	$7,409
Specific allowance to impaired loans	N/A	2.15%	N/A	12.76%	14.33%	4.30%	5.28%
Other loans	$54,322	$7,749,485	$252,813	$1,796,803	$148,899	$402,306	$10,404,628
General allowance	$209	$47,915	$1,621	$19,054	$1,033	$2,102	$71,934
General allowance to other loans	0.38%	0.62%	0.64%	1.06%	0.69%	0.52%	0.69%
Total loans	$57,884	$7,842,573	$254,113	$1,832,021	$154,928	$403,470	$10,544,989
Total allowance for loan losses	$209	$49,917	$1,621	$23,547	$1,897	$2,152	$79,343
Total allowance to total loans	0.36%	0.64%	0.64%	1.29%	1.22%	0.53%	0.75%
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
Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At September 30, 2017, total TDR loans were $75.7 million, compared to $70.9 million at December 31, 2016.

A summary of the recorded investment of TDRs on accrual and nonaccrual status by type of concession as of September 30, 2017 and December 31, 2016 is presented below:

	As of September 30, 2017
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$18,014	$434	$—	$18,448	$1,817	$150	$—	$1,967	$20,415
Maturity / amortization concession	3,397	25,187	8,203	36,787	2,084	5,394	323	7,801	44,588
Rate concession	5,497	4,075	—	9,572	1,109	20	—	1,129	10,701
Total	$26,908	$29,696	$8,203	$64,807	$5,010	$5,564	$323	$10,897	$75,704

	As of December 31, 2016
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$16,358	$29	$—	$16,387	$4,417	$1,717	$—	$6,134	$22,521
Maturity / amortization concession	1,840	17,471	4,600	23,911	1,313	6,130	2,287	9,730	33,641
Rate concession	6,856	1,665	55	8,576	5,590	387	155	6,132	14,708
Total	$25,054	$19,165	$4,655	$48,874	$11,320	$8,234	$2,442	$21,996	$70,870
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at September 30, 2017 were comprised of 22 commercial real estate loans totaling $26.9 million, 26 commercial business loans totaling $29.7 million, and 6 other loans totaling $8.2 million. TDRs on accrual status at December 31, 2016 were comprised of 20 commercial real estate loans totaling $25.1 million, 23 commercial business loans totaling $19.2 million and 19 other loans totaling $4.7 million. The Company expects that TDRs on accrual status as of September 30, 2017, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $4.1 million and $5.3 million of specific reserves to TDRs as of September 30, 2017 and December 31, 2016, respectively.

The following table presents the recorded investment of loans classified as TDR within the three and nine months ended September 30, 2017 and September 30, 2016 by class of loans:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	1	464	452	—	—	—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	1	845	836
Real estate - construction	—	—	—	—	—	—
Commercial business	7	5,409	4,753	4	265	314
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	8	$5,873	$5,205	5	$1,110	$1,150
Acquired Loans:
Real estate—residential	1	$614	$498	—	$—	$—
Real estate—commercial
Retail	—	—	—	1	1,377	1,344
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	1	851	2,265	1	81	79
Real estate—construction	—	—	—	—	—	—
Commercial business	5	4,478	3,535	2	31	27
Trade finance	1	2,938	3,384	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	8	$8,881	$9,682	4	$1,489	$1,450
Total	16	$14,754	$14,887	9	$2,599	$2,600

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	2	1,123	1,091	—	—	—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	1	845	836
Real estate - construction	—	—	—	—	—	—
Commercial business	12	12,282	11,027	12	11,465	8,178
Trade finance	—	—	—	1	2,199	1,439
Consumer and other	—	—	—	1	—	101
Subtotal	14	$13,405	$12,118	15	$14,509	$10,554
Acquired Loans:
Real estate—residential	1	$614	$498	—	$—	$—
Real estate—commercial
Retail	2	221	218	1	1,377	1,344
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	1	851	2,265	1	81	79
Real estate—construction	—	—	—	—	—	—
Commercial business	6	4,678	3,688	2	31	27
Trade finance	1	2,938	3,384	—	—	—
Consumer and other	—	—	—	1	30	26
Subtotal	11	$9,302	$10,053	5	$1,519	$1,476
Total	25	$22,707	$22,171	20	$16,028	$12,030
For TDRs modified during the three months ended September 30, 2017, the Company recorded totaled $376 thousand in specific reserves. There were no charge offs of TDR loans modified during the three and nine months ended September 30, 2017. TDRs modified during the nine months ended September 30, 2017 had $1.3 million in specific reserves.
For TDR loans modified during the three and nine months ended September 30, 2016, the Company recorded totaled $183 thousand and $2.9 million, respectively in specific reserves. There were no charge offs of TDR loans modified during the three and nine months ended September 30, 2016.

The following table presents loans modified as TDRs within the previous twelve months ended September 30, 2017 and September 30, 2016 that subsequently had payment defaults during the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Number of Loans	Balance	Number of Loans	Balance
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	2	827	6	4,296
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	2	$827	6	$4,296
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	—	—	—	—
Trade finance	—	—	—	—
Consumer and other	—	—	1	26
Subtotal	—	$—	1	$26
Total	2	$827	7	$4,322

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Number of Loans		Balance	Number of Loans	Balance
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—		$—	—	$—
Hotel & motel	—		—	—	—
Gas station & car wash	—		—	—	—
Mixed Use	—		—	—	—
Industrial & warehouse	—	—	—	—	—
Other	—		—	—	—
Real estate—construction	—		—	—	—
Commercial business	2		827	8	4,496
Trade finance	—		—	1	3,178
Consumer and other	—		—	—	—
Subtotal	2		$827	9	$7,674
Acquired Loans:
Real estate—commercial
Retail	—		$—	—	$—
Hotel & motel	—		—	—	—
Gas station & car wash	—		—	—	—
Mixed Use	—		—	—	—
Industrial & warehouse	—		—	—	—
Other	—		—	—	—
Real estate—construction	—		—	—	—
Commercial business	—		—	—	—
Trade finance	—		—	—	—
Consumer and other	—		—	1	26
Subtotal	—		$—	1	$26
Total	2		$827	10	$7,700
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of September 30, 2017, there were no specific reserves for the TDRs that had payment defaults during the three and nine months ended September 30, 2017. The total charge offs for the TDRs that had payment defaults during the three and nine months ended September 30, 2017 totaled $203 thousand.
There were two Legacy Loans that subsequently defaulted during the three and nine months ended September 30, 2017 that were modified as follows: two commercial business loans totaling $827 thousand were modified through maturity concessions.
As of September 30, 2016, the specific reserves totaled $1.0 million and $2.4 million for the TDRs that had payment defaults during the three and nine months ended September 30, 2016. The total charge offs for the TDRs that had payment defaults during the three and nine months ended September 30, 2016 were $85 thousand and $115 thousand respectively.
There were six Legacy Loans that subsequently defaulted during the three months ended September 30, 2016 that were modified as follows: three Commercial Business loans totaling $401 thousand were modified through payment concessions, and three Commercial Business loans totaling $4.1 million were modified through maturity concessions. There was one Consumer and other Acquired Loan totaling $26 thousand that defaulted during the three months ended September 30, 2016 that was modified through maturity concession.
There were nine Legacy Loans that subsequently defaulted during the nine months ended September 30, 2016 that were modified as follows: four Commercial Business loans totaling $401 thousand were modified through payment concessions, four Commercial Business loans totaling $4.1 million were modified through maturity concessions, and one Trade Finance loan totaling $3.2 million was modified through maturity concession. There was one Consumer and other Acquired Loan totaling $26 thousand that defaulted during the nine months ended September 30, 2016 that was modified through maturity concession.

8.    Deposits
The aggregate amount of time deposits in denominations of $250 thousand or more at September 30, 2017 and December 31, 2016, was $1.62 billion and $1.55 billion, respectively. Included in time deposits of $250 thousand or more were $300.0 million in California State Treasurer’s deposits at September 30, 2017 and December 31, 2016. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At September 30, 2017 and December 31, 2016, securities with carrying values of approximately $330.3 million and $371.6 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at September 30, 2017 and December 31, 2016, totaled $808.4 million and $724.7 million, respectively. Brokered deposits at September 30, 2017 consisted of $289.4 million in money market and NOW accounts and $519.0 million in time deposits accounts. Brokered deposits at December 31, 2016 consisted of $303.7 million in money market and NOW accounts and $421.0 million in time deposits accounts.
9.    Borrowings
The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.34 billion at September 30, 2017, and $3.38 billion at December 31, 2016. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At September 30, 2017 and December 31, 2016, real estate secured loans with a carrying amount of approximately $4.85 billion and $5.53 billion, respectively, were pledged at the FHLB. At September 30, 2017 and December 31, 2016, other than FHLB stock, no securities were pledged as collateral at FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of stock based on outstanding borrowings.
At September 30, 2017 and December 31, 2016, FHLB advances totaled $1.02 billion and $754.3 million, respectively had weighted average effective interest rates of 1.31% and 1.22%, respectively, and had various maturities through August 2022. The Company had a putable advance at December 31, 2016 totaling $20.2 million with a quarterly put date which matured in September 2017. The effective interest rate of FHLB advances as of September 30, 2017 ranged between 0.88% and 2.02%. At September 30, 2017, the Company’s remaining borrowing capacity with the FHLB was $2.32 billion.
At September 30, 2017, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(Dollars in thousands)
Due within one year	$480,000	$480,000
Due after one year through five years	538,046	538,046
Total	$1,018,046	$1,018,046

As a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At September 30, 2017, the outstanding principal balance of the qualifying loans was $549.3 million, and the fair value of investment securities was $5.7 million. There were no borrowings outstanding at the FRB discount window as of September 30, 2017 and December 31, 2016.

10.    Subordinated Debentures
At September 30, 2017, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company now has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at September 30, 2017:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	4.47%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.15%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.27%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	2.97%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	13,778	Variable	4.15%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,262	Variable	3.11%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	10,723	Variable	2.72%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	17,411	Variable	2.70%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,548	Variable	2.96%	06/30/2037
Total		$126,000	$100,590

The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at September 30, 2017 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.

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
At September 30, 2017 and December 31, 2016, the following interest rate swaps related to the Company’s loan hedging program were outstanding:

	As of September 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Interest rate swaps on loans with loan customers:
Notional amount	$279,786	$223,098
Weighted average remaining term	7.5 years	7.4 years
Received fixed rate (weighted average)	4.35%	4.29%
Pay variable rate (weighted average)	3.59%	3.06%
Estimated fair value	$(175)	$(1,565)
Back to back interest rate swaps with correspondent banks:
Notional amount	$279,786	$223,098
Weighted average remaining term	7.5 years	7.4 years
Received variable rate (weighted average)	3.59%	3.06%
Pay fixed rate (weighted average)	4.35%	4.29%
Estimated fair value	$175	$1,565

Subsequent to the acquisition of Wilshire, the Company began to enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2017, the Company had approximately $83.7 million in interest rate lock commitments and $11.5 million in total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2016, the Company had approximately $23.7 million in interest rate lock commitments and $13.0 million in total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of September 30, 2017		As of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$10,734	$60	$11,168	$130
Forward sale contracts related to mortgage banking	$6,966	$24	$3,223	$17

Liabilities:
Interest rate lock commitments	$777	$2	$1,810	$3
Forward sale contracts related to mortgage banking	$4,545	$23	$9,755	$38

12.    Commitments and Contingencies
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk that are used to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, commitments to fund investments in affordable housing partnerships, mortgage derivatives, and operating lease commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.
Commitments at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to extend credit	$1,571,460	$1,592,221
Standby letters of credit	68,358	63,753
Other letters of credit	60,036	52,125
Commitments to fund investments in affordable housing partnerships	42,433	24,409
Interest rate lock	83,705	23,749
Forward sale commitments	11,511	12,978
Operating lease commitments	53,042	51,059
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $428 thousand at September 30, 2017 and $557 thousand at December 31, 2016. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2016, management assessed the qualitative factors related to intangible assets and goodwill and for the year to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that intangible assets were not impaired and that the fair value of goodwill exceeded the carrying value and that the two-step goodwill impairment test was not needed. Goodwill is not amortized for book purposes and is not tax deductible.
The carrying amount of the Company’s goodwill as of September 30, 2017 and December 31, 2016 was $464.5 million and $463.0 million, respectively. There was no impairment of goodwill during the three and nine months ended September 30, 2017. Goodwill recorded in the third quarter of 2016 from the acquisition of Wilshire totaled $359.0 million. During the fourth quarter of 2016, the Company made a net adjustment of $1.4 million to the deferred tax assets and taxes receivable acquired from Wilshire which reduced the previous goodwill recorded from the transaction by $1.4 million. Subsequently in the first quarter of 2017, the Company made a net adjustment of $978 thousand to OREO and deferred tax assets acquired from Wilshire which increased goodwill recorded from the Wilshire transaction by this amount. During the second quarter of 2017, the Company made a final adjustment of $475 thousand to deferred tax assets which increased goodwill by the same amount. These adjustments were made to reflect new information obtained about facts and circumstances that existed as of the acquisition date in accordance with ASC 805-10-25-13. At September 30, 2017, goodwill related to the acquisition of Wilshire totaled $359.0 million.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $676 thousand and $565 thousand for the three months ended September 30, 2017 and 2016, respectively. The amortization expense related to core deposit intangible assets totaled $2.0 million and $990 thousand for the nine months ended September 30, 2017 and 2016, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2017:

		As of September 30, 2017
Core Deposit Intangibles Related To:	Amortization Period	Gross Carrying Amount	Accumulated Amortization
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(3,896)
PIB acquisition	7 years	603	(517)
Foster acquisition	10 years	2,763	(1,563)
Wilshire acquisition	10 years	18,138	(2,430)
Total		$25,604	$(8,406)

Servicing assets are recognized when SBA or residential mortgage loans are sold with servicing retained with the income statement effect recorded in net gains on sales of SBA and other loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on market conditions and implicit discount rates used by market participants in evaluating servicing transactions, which in turn reflect the yields expected to be earned on those transactions. The Company’s servicing costs approximates the industry average servicing costs. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of September 30, 2017 and December 31, 2016, the Company did not have a valuation allowance for servicing assets.

The changes in servicing assets for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$25,338	$12,193	$26,457	$12,000
Additions through originations of servicing assets	1,484	385	4,096	2,472
Additions through acquisition of Wilshire	—	16,203	—	16,203
Amortization	(1,743)	(2,252)	(5,474)	(4,146)
Balance at end of period	$25,079	$26,529	$25,079	$26,529

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.48 billion as of September 30, 2017 and $1.55 billion as of December 31, 2016.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the impairment of the servicing assets at September 30, 2017 and December 31, 2016 are presented below.

	September 30, 2017	December 31, 2016
SBA Servicing Assets:
Weighted-average discount rate	10.35%	9.85%
Constant prepayment rate	8.19%	8.05%
Mortgage Servicing Assets:
Weighted-average discount rate	9.50%	7.25%
Constant prepayment rate	9.12%	13.77%

14.    Income Taxes
For the third quarter of 2017, the Company had an income tax provision totaling $27.7 million on pretax income of $72.3 million, representing an effective tax rate of 38.34%, compared with an income tax provision of $17.2 million on pretax income of $43.3 million, representing an effective tax rate of 39.68% for the third quarter of 2016. For the nine months ended September 30, 2017, the Company had an income tax provision totaling $76.2 million on pretax income of $197.6 million, representing an effective tax rate of 38.54%, compared with an income tax provision of $50.2 million on pretax income of $123.3 million, representing an effective tax rate of 40.71% for the nine months ended September 30, 2016.
The reduction in effective tax rate for periods in 2017 compared to periods in 2016 was primarily due to the increase in affordable housing partnership investment tax credits for the three and nine months ended September 30, 2017 compared to the same periods in 2016.
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory tax rate	35.00%	35.00%	35.00%	35.00%
State taxes-net of federal tax effect	7.14%	7.33%	7.14%	7.33%
Affordable housing partnership investment tax credit	(3.15)%	(2.40)%	(3.15)%	(2.40)%
Bank owned life insurance	(0.16)%	(0.22)%	(0.16)%	(0.22)%
Municipal securities	(0.24)%	(0.21)%	(0.24)%	(0.21)%
Nondeductible transaction costs	(0.02)%	0.86%	(0.02)%	0.86%
Other	(0.23)%	(0.68)%	(0.03)%	0.35%
Effective income tax rate	38.34%	39.68%	38.54%	40.71%
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.1 million at September 30, 2017 and $2.2 million at December 31, 2016, that relate to uncertainties associated with federal and state income tax matters. Other than the accrued interest of $67 thousand related to uncertain tax positions from an acquired entity, the Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $344 thousand and $306 thousand for accrued interest and penalties (no portion was related to penalties) at September 30, 2017 and December 31, 2016, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $1.0 million in the next twelve months.
The statute of limitations for the assessment of income taxes related to the consolidated Federal income tax returns is closed for all tax years up to and including 2013. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board for the 2011, 2012 and 2013 tax years and by the New York State Department of Taxation and Finance for the 2013, 2014, and 2015 tax years. Wilshire Bancorp, Inc., an acquired entity, is currently under examination by the California Franchise Tax Board for the 2011, 2012, and 2013 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2017.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Debt securities	$4,999	$—	$4,999	$—
Collateralized mortgage obligations:
Residential	901,882	—	901,882	—
Mortgage-backed securities:
Residential	596,270	—	596,270	—
Commercial	241,428	—	241,428	—
Corporate securities	4,575	—	4,575	—
Municipal securities	97,052	—	95,932	1,120
Mutual funds	22,103	22,103	—	—
Interest rate swaps	(175)	—	(175)	—
Mortgage banking derivatives	84	—	84	—

Liabilities:
Interest rate swaps	(175)	—	(175)	—
Mortgage banking derivatives	25	—	25	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Debt securities	$12,008	$—	$12,008	$—
Collateralized mortgage obligations:
Residential	705,667	—	705,667	—
Mortgage-backed securities:
Residential	591,576	—	591,576	—
Commercial	136,465	—	136,465	—
Corporate securities	11,127	—	11,127	—
Municipal securities	86,839	—	85,700	1,139
Mutual funds	13,058	13,058	—	—
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	147	—	147	—

Liabilities:
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	41	—	41	—
There were no transfers between Level 1, 2, and 3 during the three and nine months ended September 30, 2017 and 2016.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning Balance	$1,127	$1,234	$1,139	$1,166
Total (losses) gains included in other comprehensive income	(7)	(5)	(19)	63
Ending Balance	$1,120	$1,229	$1,120	$1,229

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$5,447	$—	$—	$5,447
Commercial business	9,865	—	—	9,865
OREO	10,077	—	—	10,077

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$58,882	$—	$—	$58,882
Commercial business	6,563	—	—	6,563
Consumer	253	—	—	253
Loans held for sale, net	3,788	—	3,788	—
OREO	21,990	—	—	21,990

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$142	$(154)	$(2,293)	$97
Commercial business	364	(3,108)	(4,637)	(5,956)
Trade Finance	3	109	(1,236)	1,190
Consumer	(206)	(151)	(701)	(245)
Loans held for sale, net	847	1,476	1,619	1,519
OREO	(640)	(162)	(1,967)	(1,408)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$405,296	$405,296	Level 1
Interest bearing deposits in other financial institutions and other investments	53,715	53,615	Level 2/3
Loans held for sale	11,425	11,964	Level 2
Loans receivable—net	10,879,341	10,985,397	Level 3
FHLB stock	28,426	N/A	N/A
Accrued interest receivable	29,145	29,145	Level 2/3
Servicing assets	25,079	28,152	Level 3
Customers’ liabilities on acceptances	1,433	1,433	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,049,998	$3,049,998	Level 2
Saving and other interest bearing demand deposits	3,929,015	3,929,015	Level 2
Time deposits	4,014,307	4,008,879	Level 2
FHLB advances	1,018,046	1,013,404	Level 2
Subordinated debentures	100,590	100,590	Level 2
Accrued interest payable	13,740	13,740	Level 2
Acceptances outstanding	1,433	1,433	Level 2

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$437,334	$437,334	Level 1
Interest bearing deposits in other financial institutions and other investments	44,202	43,773	Level 2/3
Loans held for sale	22,785	24,492	Level 2
Loans receivable—net	10,463,989	10,666,642	Level 3
FHLB stock	21,964	N/A	N/A
Accrued interest receivable	26,880	26,880	Level 2/3
Servicing assets	26,457	26,457	Level 3
Customers’ liabilities on acceptances	2,899	2,899	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,900,241	$2,900,241	Level 2
Saving and other interest bearing demand deposits	3,703,352	3,703,352	Level 2
Time deposits	4,038,442	4,036,664	Level 2
FHLB advances	754,290	749,486	Level 2
Subordinated debentures	99,808	99,808	Level 2
Accrued interest payable	10,863	10,863	Level 2
Acceptances outstanding	2,899	2,899	Level 2

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

16.    Stockholders’ Equity
On July 29, 2016 the Company acquired Wilshire in an all-stock transaction. Pursuant to the merger agreement, Wilshire shareholders received 0.7034 shares of the Company’s common stock for each share of Wilshire stock owned. Based on this exchange ratio, 55.5 million shares of the Company’s common stock were issued to Wilshire shareholders at $15.37 per share, the closing price of the Company’s stock on July 29, 2016. As a result, $852.9 million in common stock was issued as consideration in the transaction and $3.4 million in additional paid-in capital was recorded to account for the fair value of stock options assumed. Total stockholders’ equity at September 30, 2017 was $1.93 billion, compared to $1.86 billion at December 31, 2016.
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of September 30, 2017, the U.S. Treasury Department held one remaining warrant for the purchase of 20,238 shares of the Company’s common stock.
The Company paid a quarterly dividend of $0.13 per common share for the third quarter of 2017 compared to $0.11 per common share for the third quarter of 2016. For the nine months ended September 30, 2017 and 2016, the Company paid total dividends of $0.37 and $0.33, respectively.
The following table presents the quarterly changes to accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended,
	September 30, 2017	September 30, 2016
	(Dollars in thousands)
Balance at beginning of period	$(10,089)	$10,974
Unrealized loss on securities available for sale and interest only strips	(211)	(2,848)
Reclassification adjustments for gains realized in income	—	(948)
Less tax effect	(89)	(1,239)
Total other comprehensive loss	(122)	(2,557)
Balance at end of period	$(10,211)	$8,417

	Nine Months Ended,
	September 30, 2017	September 30, 2016
	(Dollars in thousands)
Balance at beginning of period	$(14,657)	$(1,832)
Unrealized gains on securities available for sale and interest only strips	7,697	19,347
Reclassification adjustments for gains realized in income	—	(948)
Less tax effect	3,251	8,150
Total other comprehensive income	4,446	10,249
Balance at end of period	$(10,211)	$8,417

For the three and nine months ended September 30, 2017 there were no reclassifications out of accumulated other comprehensive loss income. For the three and nine months ended September 30, 2016, reclassifications out of accumulated other comprehensive income (loss) totaled $948 thousand, consisting of net gains on the sales and calls of securities available for sale.

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016, and increases 0.625% annually until 2019. As of September 30, 2017, the capital conservation buffer for the Company stood at 1.25%.

As of September 30, 2017, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of September 30, 2017 and December 31, 2016, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category. As of September 30, 2017 and December 31, 2016, the Company and the Bank met the capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2017
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,467,385	12.29%	$537,100	4.50%	$686,295	5.75%	N/A	N/A
Bank	$1,543,700	12.94%	$536,883	4.50%	$685,953	5.75%	$775,425	6.50%
Total capital (to risk-weighted assets):
Company	$1,648,543	13.81%	$954,845	8.00%	$1,104,039	9.25%	N/A	N/A
Bank	$1,628,169	13.65%	$954,369	8.00%	$1,103,489	9.25%	$1,192,961	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,564,074	13.10%	$716,134	6.00%	$865,328	7.25%	N/A	N/A
Bank	$1,543,700	12.94%	$715,777	6.00%	$685,953	7.25%	$954,369	8.00%
Tier I capital (to average assets):
Company	$1,564,074	11.78%	$530,885	4.00%	N/A	N/A	N/A	N/A
Bank	$1,543,700	11.63%	$530,807	4.00%	N/A	N/A	$663,508	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,400,246	12.10%	$520,917	4.50%	$593,267	5.125%	N/A	N/A
Bank	$1,475,228	12.75%	$520,631	4.50%	$592,941	5.125%	$752,022	6.50%
Total capital (to risk-weighted assets):
Company	$1,578,690	13.64%	$926,076	8.00%	$998,425	8.625%	N/A	N/A
Bank	$1,557,765	13.46%	$925,566	8.00%	$997,876	8.625%	$1,156,957	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,496,153	12.92%	$694,557	6.00%	$766,906	6.625%	N/A	N/A
Bank	$1,475,228	12.75%	$694,174	6.00%	$766,484	6.625%	$925,566	8.00%
Tier I capital (to average assets):
Company	$1,496,153	11.49%	$520,947	4.00%	N/A	N/A	N/A	N/A
Bank	$1,475,228	11.33%	$520,903	4.00%	N/A	N/A	$651,129	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$147,643	$119,552	$418,919	$286,547
Interest expense	24,380	16,078	63,931	40,401
Net interest income	123,263	103,474	354,988	246,146
Provision for loan losses	5,400	6,500	13,760	8,200
Net interest income after provision for loan losses	117,863	96,974	341,228	237,946
Noninterest income	16,246	14,146	49,964	33,627
Noninterest expense	61,837	67,846	193,573	148,244
Income before income tax provision	72,272	43,274	197,619	123,329
Income tax provision	27,708	17,169	76,158	50,212
Net income	$44,564	$26,105	$121,461	$73,117
Per Share Data:
Earnings per common share - basic	$0.33	$0.22	$0.90	$0.80
Earnings per common share - diluted	$0.33	$0.22	$0.90	$0.79
Book value per common share (period end)	$14.28	$13.73	$14.28	$13.73
Cash dividends declared per common share	$0.13	$—	$0.37	$0.33
Tangible book value per common share (period end) (9)	$10.72	$10.14	$10.72	$10.14
Number of common shares outstanding (period end)	135,467,176	135,109,641	135,467,176	135,109,641
Weighted average shares - basic	135,382,457	116,622,920	135,296,332	91,940,070
Weighted average shares - diluted	135,630,912	116,951,074	135,661,965	92,266,245
Tangible common equity to tangible assets	10.63%	10.52%	10.63%	10.52%

Average Balance Sheet Data:
Assets	$13,737,532	$11,777,564	$13,516,139	$9,279,438
Securities available for sale	1,743,610	1,406,919	1,640,784	1,171,816
Loans receivable and loans held for sale	10,712,856	9,292,814	10,544,898	7,347,740
Deposits	10,832,247	9,328,179	10,707,638	7,385,796
Stockholders’ equity	1,924,444	1,585,100	1,895,393	1,167,747

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Selected Performance Ratios:
Return on average assets (1)	1.30%	0.89%	1.20%	1.05%
Return on average stockholders’ equity (1)	9.26%	6.59%	8.54%	8.35%
Return on average tangible equity (1) (8)	12.36%	8.59%	11.46%	10.03%
Dividend payout ratio (dividends per share / earnings per share)	39.39%	50.00%	41.11%	41.25%
Efficiency ratio (2)	44.32%	57.68%	47.80%	52.99%
Net interest spread	3.48%	3.51%	3.46%	3.49%
Net interest margin (3)	3.83%	3.77%	3.78%	3.76%

	At September 30,
	2017	2016
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$14,150,021	$13,510,629
Securities available for sale	1,868,309	1,558,719
Loans receivable	10,962,974	10,561,197
Deposits	10,993,320	10,702,505
FHLB advances	1,018,046	754,739
Subordinated debentures	100,590	99,548
Stockholders’ equity	1,934,431	1,854,571

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.78%	13.02%
Tier 1 risk-based capital ratio	13.10%	12.79%
Total risk-based capital ratio	13.81%	13.51%
Common equity tier 1 capital ratio (10)	12.29%	11.96%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.76%	0.76%
Allowance for loan losses to nonaccrual loans	193.05%	196.98%
Allowance for loan losses to nonperforming loans (6)	77.05%	89.36%
Allowance for loan losses to nonperforming assets (7)	66.51%	68.38%
Nonaccrual loans to loans receivable	0.40%	0.38%
Nonperforming loans to loans receivable (6)	0.99%	0.85%
Nonperforming assets to loans receivable and OREO (7)	1.15%	1.10%
Nonperforming assets to total assets (7)	0.89%	0.87%
__________________________________

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$44,564	$26,105	$121,461	$73,117

Average stockholders’ equity	$1,924,444	$1,585,100	$1,895,393	$1,167,747
Less: Average goodwill and core deposit intangible assets, net	(482,069)	(370,003)	(482,108)	(195,984)
Average tangible equity	$1,442,375	$1,215,097	$1,413,285	$971,763

Net income (annualized) to average tangible equity	12.36%	8.59%	11.46%	10.03%

	At September 30,
	2017	2016
	(Dollars in thousands, except share data)
Total stockholders’ equity	$1,934,431	$1,854,571
Less: Goodwill and core deposit intangible assets, net	(481,648)	(484,387)
Tangible common equity	$1,452,783	$1,370,184

Common shares outstanding	135,467,176	135,109,641

Tangible book value per common share(9)	$10.72	$10.14
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

	At September 30,
	2017	2016
	(Dollars in thousands)
Tier 1 capital	$1,564,074	$1,469,699
Less: Trust preferred securities less unamortized acquisition discount	(96,689)	(95,644)
Common equity tier 1 capital	$1,467,385	$1,374,055

Total risk weighted assets less disallowed allowance for loan losses	$11,935,561	$11,491,204

Common equity tier 1 capital ratio(10)	12.29%	11.96%
__________________________________
(10) The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

Results of Operations
The mergers of Wilshire Bancorp, Inc. (“Wilshire”) with and into BBCN Bancorp, Inc. (“BBCN”) and Wilshire Bank with and into BBCN Bank were completed on July 29, 2016, and the combined companies began operations under the new banners of Hope Bancorp, Inc. and Bank of Hope effective July 30, 2016. The third quarter 2017 financial results reflect three full months of combined operations. The third quarter 2016 financial results reflects one month of stand-alone operations of the former BBCN and two months of combined operations. As a result, our third quarter 2017 financial results are not comparable to the financial results for the third quarter of 2016.
Overview
Total assets increased $708.6 million from $13.44 billion at December 31, 2016 to $14.15 billion at September 30, 2017. The increase in total assets was primarily due to an increase in net loans receivable of $415.4 million and an increase in securities available for sale of $311.6 million during the nine months ended September 30, 2017.
Net income for the third quarter of 2017 was $44.6 million, or $0.33 per diluted common share, compared to $26.1 million, or $0.22 per diluted common share, for the same period of 2016, which was an increase of $18.5 million, or 70.7%. The increase in net income was largely due to the addition of income from assets acquired in the merger with Wilshire during the third quarter of 2016 and an increase in interest income from the increase in loans receivable. Net interest income before provision for loan losses increased $19.8 million for the third quarter of 2017 to $123.3 million, compared to $103.5 million for the third quarter of 2016.
Net income for the nine months ended September 30, 2017 was $121.5 million, or $0.90 per diluted common share, compared to $73.1 million, or $0.79 per diluted common share, for the same period of 2016, which represents an increase of $48.4 million, or 66.1%. The increase in net income was largely due to the addition of income from the interest earning assets acquired in the merger with Wilshire.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that are included in net income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$4,566	$3,111	$10,743	$5,975
Accretion of discounts on purchased credit impaired loans	5,815	4,723	16,375	10,266
Amortization/accretion of premiums or discounts on low income housing tax credit investments	(84)	(54)	(253)	(54)
Amortization of premiums on assumed FHLB advances	357	1,940	1,244	2,134
Accretion of discounts on assumed subordinated debt	(262)	(190)	(782)	(278)
Amortization of premiums on assumed time deposits and savings	206	2,336	4,900	2,379
Amortization of core deposit intangibles	(676)	(565)	(2,028)	(990)
Total	$9,922	$11,301	$30,199	$19,432
The annualized return on average assets was 1.30% for the third quarter of 2017 compared to 0.89% for the same period of 2016. The annualized return on average stockholders’ equity was 9.26% for the third quarter of 2017 compared to 6.59% for the same period of 2016. The efficiency ratio was 44.32% for the third quarter of 2017 compared to 57.68% for the same period of 2016.
The annualized return on average assets was 1.20% for the nine months ended September 30, 2017 compared to 1.05% for the same period of 2016. The annualized return on average stockholders' equity was 8.54% for the nine months ended September 30, 2017 compared to 8.35% for the same period of 2016. The efficiency ratio was 47.80% for the nine months ended September 30, 2017 compared to 52.99% for the same period of 2016.

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
Comparison of Three Months Ended September 30, 2017 with the Three Months Ended September 30, 2016
Net interest income before provision for loan losses was $123.3 million for the third quarter of 2017 compared to $103.5 million for the same period of 2016, an increase of $19.8 million, or 19.1%. The increase in net interest income was due largely to an increase in interest earning assets that were acquired from Wilshire in the merger, which occurred during the third quarter of 2016, in addition to an increase in interest income from the growth in loans receivable and securities available for sale. The increase in interest rates in 2017 also contributed to the increase in net interest income.
Interest income for the third quarter of 2017 was $147.6 million, an increase of $28.1 million, or 23.5%, compared to $119.6 million for the same period of 2016. The increase in interest income was primarily attributable to the increase in loans and investments resulting from the merger with Wilshire and to a lesser extent the growth in loans receivable and securities available for sale. The increase in interest rates in 2017 also contributed to the increase in interest income.
Interest expense for the third quarter of 2017 was $24.4 million, an increase of $8.3 million, or 51.6% compared to $16.1 million for the same period of 2016. The increase in interest expense was primarily due to the acquisition of deposits and borrowings from the merger with Wilshire and to a lesser extent due to the rise in interest rates in 2017.
Comparison of Nine Months Ended September 30, 2017 with the Nine Months Ended September 30, 2016
Net interest income before provision for loan losses was $355.0 million for the nine months ended September 30, 2017, compared to $246.1 million for the same period of 2016, an increase of $108.9 million, or 44.2%. The increase in net interest income was due largely to an increase in interest earning assets that were acquired from Wilshire in the merger which occurred during the third quarter of 2016, in addition to an increase in interest income from the growth in loans receivable and securities available for sale.The increase in interest rates in 2017 also contributed to the increase in net interest income.
Interest income for the nine months ended September 30, 2017 was $418.9 million, an increase of $132.4 million, or 46.2%, compared to $286.5 million for the same period of 2016. The increase in interest income was primarily attributable to the increase in loans and investments resulting from the merger with Wilshire and to a lesser extent the growth in loan receivable and securities available for sale.The increase in interest rates in 2017 also contributed to the increase in interest income.
Interest expense for the nine months ended September 30, 2017 was $63.9 million, an increase of $23.5 million, or 58.2% compared to $40.4 million for the same period of 2016. The increase in interest expense was primarily due to the acquisition of deposits and borrowings from the merger with Wilshire and to a lesser extent due to the rise in interest rates in 2017.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2017 was 3.83%, an increase of 6 basis points from 3.77% for the same period of 2016. Net interest margin for the nine months ended September 30, 2017 was 3.78%, an increase of 2 basis point from 3.76% for the same period of 2016.
The weighted average yield on loans increased to 5.07% for the third quarter of 2017 from 4.80% for the third quarter of 2016. The weighted average yield on loans was 4.93% for the nine months ended September 30, 2017 compared to 4.84% for the nine months ended September 30, 2016. The change in loan yields for periods in 2017 compared to periods in 2016 was due to a combination of the impact of acquired loan discount accretion in connection with the merger with Wilshire and, the rise in interest rates in 2017, and an increase in large loan payoffs during the third quarter of 2017. The loan payoffs during the third quarter of 2017 included the payoff of a large non-accrual loan which resulted in an increase in interest income previously not accrued and payoffs of loans acquired from Wilshire which resulted in an increase in discount accretion income.

The weighted average yield on securities available for sale for the third quarter of 2017 was 2.17% compared to 1.89% for the same period of 2016. The weighted average yield on securities available for sale for the nine months ended September 30, 2017 was 2.15% compared to 2.06% for the nine months ended September 30, 2016. The increase in weighted average yield on securities available for sale for the three and nine months ended September 30, 2017 compared to the same periods of 2016 was due to the purchase of $504.8 million in investment securities with higher yields during the nine months ended September 30, 2017. The investment securities purchased in 2017 had slightly longer durations then the existing portfolio and were purchased after the interest rates increases which resulted in higher yields compared to the portfolio at September 30, 2016.
The weighted average cost of deposits for the third quarter of 2017 was 0.75%, an increase of 19 basis points from 0.56% for the same period of 2016. The weighted average cost of deposits for the nine months ended September 30, 2017 was 0.66% compared to 0.60% for the nine months ended September 30, 2016. The premiums recorded for time and savings deposits acquired from Wilshire were fully amortized at the end of April 2017. The reduction in Wilshire premium amortizations in addition to the increase in interest rates in 2017, resulted in an increase in the weighted average cost of deposits for the third quarter of 2017 compared to the same period of 2016. The reduction in premium amortizations did not have as great an impact on the weighted average cost of deposits for the nine months ended September 30, 2017, which experienced an increase of only 6 basis points compared to the weighted average cost of deposits for the nine months ended September 30, 2016.
The weighted average cost of FHLB advances for the third quarter of 2017 was 1.40%, an increase of 17 basis points from 1.23% for the same period of 2016. The weighted average cost of FHLB advances for the nine months ended September 30, 2017 was 1.34%, an increase of 14 basis points from 1.20% for the nine months ended September 30, 2016. The increase in cost of FHLB advances was due to the increase in FHLB advance rates stemming from the increase in overall interest rates as a portion of our advances with the FHLB are overnight borrowings with rates that reset on a daily basis.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$10,712,856	$136,822	5.07%	$9,292,814	$112,132	4.80%
Securities available for sale(3)	1,743,610	9,540	2.17%	1,406,919	6,645	1.89%
FRB and FHLB stock and other investments	299,305	1,281	1.70%	237,981	775	1.30%
Total interest earning assets	12,755,771	147,643	4.59%	10,937,714	119,552	4.35%
Total noninterest earning assets	981,761			839,850
Total assets	$13,737,532			$11,777,564

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,526,846	$8,127	0.91%	$2,924,340	$5,932	0.81%
Savings	258,383	348	0.53%	268,424	311	0.46%
Time deposits	4,053,577	11,901	1.16%	3,600,400	6,774	0.75%
Total interest bearing deposits	7,838,806	20,376	1.03%	6,793,164	13,017	0.76%
FHLB advances	764,691	2,698	1.40%	698,081	2,161	1.23%
Other borrowings	96,524	1,306	5.29%	78,828	900	4.47%
Total interest bearing liabilities	8,700,021	24,380	1.11%	7,570,073	16,078	0.84%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,993,441			2,535,015
Other liabilities	119,626			87,376
Stockholders’ equity	1,924,444			1,585,100
Total liabilities and stockholders’ equity	$13,737,532			$11,777,564

Net interest income/net interest spread		$123,263	3.48%		$103,474	3.51%
Net interest margin			3.83%			3.77%
Cost of deposits			0.75%			0.56%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$10,544,898	$388,631	4.93%	$7,347,740	$266,336	4.84%
Securities available for sale(3)	1,640,784	26,394	2.15%	1,171,816	18,051	2.06%
FRB and FHLB stock and other investments	362,265	3,894	1.44%	230,993	2,160	1.25%
Total interest earning assets	12,547,947	418,919	4.46%	8,750,549	286,547	4.37%
Total noninterest earning assets	968,192			528,889
Total assets	$13,516,139			$9,279,438

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,474,077	$23,291	0.90%	$2,310,000	$14,083	0.81%
Savings	277,264	914	0.44%	211,255	962	0.61%
Time deposits	4,025,360	28,796	0.96%	2,916,868	18,231	0.83%
Total interest bearing deposits	7,776,701	53,001	0.91%	5,438,123	33,276	0.82%
FHLB advances	714,048	7,176	1.34%	598,672	5,370	1.20%
Other borrowings	96,220	3,754	5.14%	53,593	1,755	4.30%
Total interest bearing liabilities	8,586,969	63,931	1.00%	6,090,388	40,401	0.89%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,930,937			1,947,673
Other liabilities	102,840			73,630
Stockholders’ equity	1,895,393			1,167,747
Total liabilities and stockholders’ equity	$13,516,139			$9,279,438

Net interest income/net interest spread		$354,988	3.46%		$246,146	3.49%
Net interest margin			3.78%			3.76%
Cost of deposits			0.66%			0.60%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended September 30, 2017 over September 30, 2016
	Net Increase
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$24,690	$6,583	$18,107
Securities available for sale	2,895	1,112	1,783
FRB and FHLB stock and other investments	506	277	229
Total interest income	$28,091	$7,972	$20,119
INTEREST EXPENSE:
Demand, interest bearing	$2,195	$861	$1,334
Savings	37	49	(12)
Time deposits	5,127	4,181	946
FHLB advances	537	316	221
Other borrowings	406	183	223
Total interest expense	$8,302	$5,590	$2,712
NET INTEREST INCOME	$19,789	$2,382	$17,407

	Nine Months Ended September 30, 2017 over September 30, 2016
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$122,295	$4,780	$117,515
Securities available for sale	8,343	847	7,496
FRB and FHLB stock and other investments	1,734	363	1,371
Total interest income	$132,372	$5,990	$126,382
INTEREST EXPENSE:
Demand, interest bearing	$9,208	$1,533	$7,675
Savings	(48)	(304)	256
Time deposits	10,565	2,927	7,638
FHLB advances	1,806	698	1,108
Other borrowings	1,999	395	1,604
Total interest expense	$23,530	$5,249	$18,281
NET INTEREST INCOME	$108,842	$741	$108,101

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
The provision for loan losses for the third quarter of 2017 was $5.4 million, an decrease of $1.1 million from $6.5 million for the same period last year. The provision for loan losses for the nine months ended September 30, 2017 was $13.8 million, an increase of $5.6 million from $8.2 million for the nine months ended September 30, 2016. The decrease in provision for loan losses for the third quarter of 2017 compared to the same period in 2016 was due to a decline in net charge offs and a reduction in specific reserves on impaired loans while the increase in provision for loan losses for the nine months ended September 30, 2017 compared to the same period in 2016 was due to an increase in net charge offs and an increase in qualitative factors in the allowance for loan losses. The increase in net charge offs for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, was due primarily to one large customer relationship that had loans that were charged off during the first quarter of 2017.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, loan servicing fees, wire transfer fees, net gains on sales of loans, net gains on sales or calls of securities and other income. Noninterest income for the third quarter of 2017 was $16.2 million compared to $14.1 million for the same quarter of 2016, an increase of $2.1 million, or 14.8%. Noninterest income for the nine months ended September 30, 2017 was $50.0 million compared to $33.6 million for the nine months ended September 30, 2016, an increase of $16.3 million, or 48.6%.

Noninterest income by category is summarized in the table below:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,151	$4,778	$373	7.8%
International service fees	1,107	1,010	97	9.6%
Loan servicing fees, net	1,373	955	418	43.8%
Wire transfer fees	1,287	1,158	129	11.1%
Net gains on sales of SBA loans	3,631	230	3,401	1,478.7%
Net gains on sales of other loans	847	1,476	(629)	(42.6)%
Net gains on sales of securities available for sale	—	948	(948)	(100.0)%
Other income and fees	2,850	3,591	(741)	(20.6)%
Total noninterest income	$16,246	$14,146	$2,100	14.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$15,668	$10,363	$5,305	51.2%
International service fees	3,334	2,601	733	28.2%
Loan servicing fees, net	4,102	2,234	1,868	83.6%
Wire transfer fees	3,816	2,966	850	28.7%
Net gains on sales of SBA loans	10,148	5,090	5,058	99.4%
Net gains on sales of other loans	1,619	1,519	100	6.6%
Net gains on sales of securities available for sale	—	948	(948)	(100.0)%
Other income and fees	11,277	7,906	3,371	42.6%
Total noninterest income	$49,964	$33,627	$16,337	48.6%
The increase in noninterest income for the third quarter of 2017 compared to the third quarter of 2016 was largely due to an increase in net gains on sale of SBA loans, offset by a decrease in net gains on sale of other loans and net gains on sales of securities available for sale. Subsequent to the merger with Wilshire in July 2016, we chose not to sell a significant portion of SBA loans held for sale during the third quarter of 2016 and instead chose to focus on integration efforts. We did not sell any investment securities during the third quarter of 2017, which resulted in a reduction in net gains on sales of securities compared to the third quarter of 2016.
The increase in noninterest income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was largely due to an increase in service fees on deposit accounts, an increase in loan servicing fees, an increase in net gains on sale of SBA loans, and an increase in other income and fees. The increase in service fees on deposit accounts and the increase in loan servicing fees was primarily due to the increase in deposits accounts and the increase in loans previously sold with servicing, respectively, that were acquired from the merger with Wilshire. Gain on sale of SBA and other loans increased due to an increase in total SBA loans sold in during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we sold $140.9 million in SBA loans compared to $65.7 million sold during the nine months ended September 30, 2016. The increase in other income and fees was largely due to recoveries recorded on previously charged off loans that were acquired from Wilshire and other previous transactions.
Noninterest Expense
Noninterest expense for the third quarter of 2017 was $61.8 million, a decrease of $6.0 million, or 8.9%, from $67.8 million for the same period of 2016. Noninterest expense for the nine months ended September 30, 2017 was $193.6 million, an increase of $45.4 million, or 30.6%, from $148.2 million for the nine months ended September 30, 2016.

The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$35,987	$30,456	$5,531	18.2%
Occupancy	7,131	6,889	242	3.5%
Furniture and equipment	3,642	3,297	345	10.5%
Advertising and marketing	2,217	2,306	(89)	(3.9)%
Data processing and communications	3,221	3,199	22	0.7%
Professional fees	3,239	1,898	1,341	70.7%
Investments in affordable housing partnership expenses	2,803	1,457	1,346	92.4%
FDIC assessments	1,262	1,564	(302)	(19.3)%
Credit related expenses	(2,487)	810	(3,297)	N/A
OREO expense, net	678	(423)	1,101	N/A
Merger and integration expenses	260	11,222	(10,962)	(97.7)%
Other	3,884	5,171	(1,287)	(24.9)%
Total noninterest expense	$61,837	$67,846	$(6,009)	(8.9)%

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$105,099	$73,782	$31,317	42.4%
Occupancy	21,479	16,626	4,853	29.2%
Furniture and equipment	10,611	7,921	2,690	34.0%
Advertising and marketing	8,035	4,845	3,190	65.8%
Data processing and communications	9,503	7,499	2,004	26.7%
Professional fees	10,401	4,255	6,146	144.4%
Investments in affordable housing partnership expenses	8,019	2,133	5,886	275.9%
FDIC assessments	3,276	3,697	(421)	(11.4)%
Credit related expenses	(491)	2,142	(2,633)	N/A
OREO expense, net	2,863	1,138	1,725	151.6%
Merger and integration expenses	1,769	13,962	(12,193)	(87.3)%
Other	13,009	10,244	2,765	27.0%
Total noninterest expense	$193,573	$148,244	$45,329	30.6%
The decrease in noninterest expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to a decline in merger and integration expenses, credit related expenses, and other noninterest expense items offset by an increase in salaries and employee benefits, professional fees, investment in affordable housing partnership expenses, and OREO expenses, net. The increase in noninterest expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to an increase in all expenses categories apart from FDIC assessments, credit related expenses, and merger and integration expenses. The increase in noninterest expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to the merger with Wilshire, which resulted in additional expenditures in most expense categories aside from credit related expenses and FDIC assessment. Most of the merger and integration expense associated with the merger with Wilshire were recorded in 2016.
Salaries and employee benefits expense increased $5.5 million for the third quarter of 2017 compared to the same period in 2016, and increased $31.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in salaries and employee benefits expense for three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was due to an increase in the number of full-time equivalent employees primarily as a result of the merger with Wilshire, but also due to additional staff hired during the third quarter of 2017. The number of full-time equivalent employees increased from 1,400 at September 30, 2016 to 1,463 at September 30, 2017. Salaries and employee benefits for former Wilshire employees were recorded for only two months for the three and nine months ended September 30, 2016 as the merger closed on July 29, 2016.

The increase in occupancy expense and furniture and equipment expense for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was due to additional branches acquired in the merger with Wilshire. During the nine months ended September 30, 2017, we consolidated nine branches as part of its second phase consolidation plan. Occupancy expenses for the three and nine months ended September 30, 2017 included a portion of the savings from the branch consolidations. At September 30, 2017, total future lease commitments totaled $53.0 million with the last of the commitments ending in 2030.
Advertising and marketing expense experienced a small decrease for the third quarter of 2017 compared to the third quarter of 2016 due to a decline in advertising expenditures in 2017. We increased advertising and marketing to promote our name change and new brand subsequent to the merger with Wilshire. With the brand now somewhat established, we reduced its overall advertising expense during the third quarter of 2017. The increase in advertising and marketing expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, was due to additional expenses that resulted from the merger with Wilshire. Advertising and marketing expense for the nine months ended September 30, 2017 included $1.5 million in sponsorship fees paid to sponsor the Ladies Professional Golf Association (“LPGA”) Bank of Hope Founders Cup event in March 2017.
The increase in professional fees for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was due to an increase in external auditor fees and legal fees as well as additional consulting costs associated with our new compliance requirements as a result of exceeding $10 billion in total assets. The increase in legal fees for periods in 2017 compared to periods in 2016 was due mostly to fees related to the merger with U & I Financial Corp. which was terminated in September 2017.
Investments in affordable housing partnership expenses are recorded based on the financial statements of the investment projects. We make investments in affordable housing partnerships and receives Community Reinvestment Act credit and tax credits which reduces our overall tax provision rate. Investments in affordable housing partnership expenses are based on the performance of the underlying investment. We receive updated financial information for our affordable housing partnerships investments and records losses based on the performance of the investment. These losses will eventually be offset by tax credits which reduce our tax provision expense. Investments in affordable housing partnerships increased from $69.0 million at September 30, 2016, to $88.5 million at September 30, 2017, due to additional investments funded in 2017.
Credit related expenses declined for periods in 2017 compared to periods in 2016 largely due to a $2.8 million credit provision for off balance sheet unfunded commitments recorded during the third quarter of 2017. Updated information related to off balance sheet unfunded commitments and utilization rates used in the calculation of the allowance for unfunded commitments resulted in a $2.8 million reduction in the required allowance for the third quarter of 2017. Credit for off balance sheet unfunded commitments for the nine months ended September 30, 2017 totaled $2.4 million.
OREO expenses, net experienced increases for periods in 2017 compared to periods in 2016 mostly due to additional expenses and valuations on OREO acquired from Wilshire in the merger.
Merger and integration expenses for the third quarter of 2017 consisted of $288 thousand in expenses related to the merger with Wilshire, a reversal of $52 thousand in expenses related to the now terminated U & I transaction, and $24 thousand in expenses related to other former acquisitions. Merger and integration expenses for the nine months ended September 30, 2017 consisted of $1.2 million in expenses related to the merger with Wilshire, $471 thousand in expenses related to the terminated U & I transaction, and $72 thousand in expenses related to other former acquisitions.
Other noninterest expense saw a decline for the third quarter of 2017 compared to the third quarter of 2016 due mostly to a decrease in our directors stock compensation expenses and a decrease in operating losses. Other noninterest expense for the nine months ended September 30, 2017 experienced an increase compared to the nine months ended September 30, 2016 due to additional expenses from the merger with Wilshire.

Provision for Income Taxes
Income tax provision expense was $27.7 million and $17.2 million for the quarters ended September 30, 2017 and 2016, respectively. The effective income tax rates were 38.34% and 39.68% for the quarters ended September 30, 2017 and 2016, respectively. Income tax provision expense was $76.2 million and $50.2 million for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 38.54% and 40.71%, respectively. The decrease in tax rate was due to the increase in affordable housing partnership tax credits for the three and nine months ended September 30, 2017 compared to the same periods of the prior year.

Financial Condition
At September 30, 2017, our total assets were $14.15 billion, an increase of $708.6 million, or 5.3% from $13.44 billion at December 31, 2016. The increase in assets was due to an increase in loans receivable and investment securities available for sale.
Investment Securities Portfolio
As of September 30, 2017 we had $1.87 billion in available for sale securities compared to $1.56 billion at December 31, 2016. The net unrealized loss on the available for sale securities at September 30, 2017 was $17.8 million compared to a net unrealized loss on securities of $25.6 million at December 31, 2016.
During the nine months ended September 30, 2017, $504.8 million in securities were purchased, $179.3 million in collateralized mortgage obligations or mortgage-backed securities were paid down, and there were $14.0 million in maturities. During the same period last year, $478.9 million in investment securities were acquired in the merger with Wilshire, $428.9 million in securities were purchased, $108.3 million in collateralized mortgage obligations or mortgage-backed securities were paid down, and $22.5 million in securities were sold.
Investments in Affordable Housing Partnerships
At September 30, 2017, we had $88.5 million in investments in affordable housing partnerships compared to $70.1 million at December 31, 2016. The increase in investments in affordable housing partnerships was due to additional commitments entered into during the nine months ended September 30, 2017 totaling $26.5 million less losses on investments in affordable housing partnerships and premium accretion recorded. Commitments to fund investments in affordable housing partnerships totaled $42.4 million at September 30, 2017 compared to $24.4 million at December 31, 2016.
Loan Portfolio
As of September 30, 2017, loans outstanding totaled $10.96 billion, an increase of $419.8 million from $10.54 billion at December 31, 2016. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$55,072	0%	$57,884	1%
Commercial	8,085,307	74%	7,842,573	75%
Construction	297,686	3%	254,113	2%
Total real estate loans	8,438,065	77%	8,154,570	78%
Commercial business	1,824,442	17%	1,832,021	17%
Trade finance	180,847	1%	154,928	1%
Consumer and other	521,459	5%	403,470	4%
Total loans outstanding	10,964,813	100%	10,544,989	100%
Deferred loan fees, net	(1,839)		(1,657)
Loans receivable	10,962,974		10,543,332
Allowance for loan losses	(83,633)		(79,343)
Loans receivable, net of allowance for loan losses	$10,879,341		$10,463,989
All of our loan types experienced an increase from December 31, 2016 to September 30, 2017 due to increased loan originations during the nine months ended September 30, 2017 aside from residential real estate and commercial business loans which experienced only small declines.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to extend credit	$1,571,460	$1,592,221
Standby letters of credit	68,358	63,753
Other commercial letters of credit	60,036	52,125
	$1,699,854	$1,708,099

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $125.7 million at September 30, 2017 compared to $111.2 million at December 31, 2016. The ratio of nonperforming assets to loans receivable and OREO was 1.15% and 1.05% at September 30, 2017 and December 31, 2016, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans (1)	$43,323	$40,074
Loans 90 days or more days past due, still accruing	407	305
Accruing restructured loans	64,807	48,874
Total nonperforming loans	108,537	89,253
OREO	17,208	21,990
Total nonperforming assets	$125,745	$111,243

Nonaccrual loans:
Legacy Portfolio	$37,078	$28,944
Acquired Portfolio	6,245	11,130
Total nonaccrual loans	$43,323	$40,074

Nonperforming loans:
Legacy Portfolio	$89,358	$74,890
Acquired Portfolio	19,179	14,363
Total nonperforming loans	$108,537	$89,253

Nonperforming loans to loans receivable	0.99%	0.85%
Nonperforming assets to loans receivable and OREO	1.15%	1.05%
Nonperforming assets to total assets	0.89%	0.83%
Allowance for loan losses to nonperforming loans	77.05%	88.90%
Allowance for loan losses to nonperforming assets	66.51%	71.32%
__________________________________

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $21.5 million and $15.9 million as of September 30, 2017 and December 31, 2016, respectively.

Allowance for Loan Losses
The allowance for loan and lease losses (“ALLL”) was $83.6 million at September 30, 2017 compared to $79.3 million at December 31, 2016. The ALLL was 0.76% of loans receivable at September 30, 2017, and 0.75% at December 31, 2016. Total ALLL to loans receivable ratio does not include discount on acquired loans. The ALLL impaired loan reserves decreased to $6.8 million at September 30, 2017 from $7.4 million at December 31, 2016.
The following table reflects our allocation of the ALLL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2017			December 31, 2016
	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate - residential	$161	$55,072	0.29%	$209	$57,884	0.36%
Real estate - commercial	54,280	8,085,307	0.67%	49,917	7,842,573	0.64%
Real estate - construction	1,486	297,686	0.50%	1,621	254,113	0.64%
Commercial business	23,384	1,824,442	1.28%	23,547	1,832,021	1.29%
Trade finance	1,582	180,847	0.87%	1,897	154,928	1.22%
Consumer and other	2,740	521,459	0.53%	2,152	403,470	0.53%
Total	$83,633	$10,964,813	0.76%	$79,343	$10,544,989	0.75%
__________________________________

*	Held-for-sale loans of $11.4 million and $22.8 million at September 30, 2017 and December 31, 2016, respectively, were excluded.

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosure purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Purchase Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or “PCI loans”) and performing loans (loans that were pass graded at the time they were acquired, or “non-PCI loans”).

The activity in the ALLL for the three and nine months ended September 30, 2017 is as follows:

		Acquired Loans(2)
Three Months Ended September 30, 2017	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$65,255	$12,066	$2,753	$80,074
Provision (credit) for loan losses	6,245	(1,455)	610	5,400
Loans charged off	(4,263)	—	(650)	(4,913)
Recoveries of loan charge offs	3,045	—	27	3,072
Balance, end of period	$70,282	$10,611	$2,740	$83,633

Total loans outstanding	$7,996,781	$209,531	$2,758,501	$10,964,813
Allowance to total loans receivable ratio	0.88%	5.06%	0.10%	0.76%
Net loan charge offs to beginning allowance	1.87%	—%	22.63%	2.30%
Net loan charge offs to provision for loan losses	19.50%	—%	102.13%	34.09%

		Acquired Loans (2)
Nine Months Ended September 30, 2017	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$66,399	$12,130	$814	$79,343
Provision (credit) for loan losses	12,499	(1,519)	2,780	13,760
Loans charged off	(12,548)	—	(1,092)	(13,640)
Recoveries of loan charge offs	3,932	—	238	4,170
Balance, end of period	$70,282	$10,611	$2,740	$83,633

Total loans outstanding	$7,996,781	$209,531	$2,758,501	$10,964,813
Allowance to total loans receivable ratio	0.88%	5.06%	0.10%	0.76%
Net loan charge offs to beginning allowance	12.98%	—%	104.91%	11.94%
Net loan charge offs to provision for loan losses	68.93%	—%	30.72%	68.82%
__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance of the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$10,712,856	$9,292,814	$10,544,898	$7,347,740
Loans receivable	$10,962,974	$10,561,197	$10,962,974	$10,561,197

ALLOWANCE:
Balance, beginning of period	$80,074	$76,425	$79,343	$76,408
Less loan charge offs:
Real estate - commercial	(337)	(567)	(2,700)	(909)
Commercial business	(4,341)	(3,229)	(8,081)	(5,888)
Trade finance	—	—	(2,104)	—
Consumer and other	(235)	(162)	(755)	(278)
Total loan charge offs	(4,913)	(3,958)	(13,640)	(7,075)
Plus loan recoveries:
Real estate - commercial	23	440	112	1,141
Commercial business	3,045	566	4,045	1,209
Trade Finance	2	—	6	—
Consumer and other	2	3	7	93
Total loans recoveries	3,072	1,009	4,170	2,443
Net loan charge offs	(1,841)	(2,949)	(9,470)	(4,632)
Provision for loan losses	5,400	6,500	13,760	8,200
Balance, end of period	$83,633	$79,976	$83,633	$79,976

Net loan charge offs to average loans, including loans held for sale*	0.07%	0.13%	0.12%	0.08%
Allowance for loan losses to loans receivable at end of period	0.76%	0.76%	0.76%	0.76%
Net loan charge offs to allowance*	8.81%	14.75%	15.10%	7.72%
Net loan charge offs to provision for loan losses	34.09%	45.37%	68.82%	56.49%
__________________________________

*	Annualized
We believe the ALLL as of September 30, 2017 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts, and if actual losses exceed the estimated amounts it could have a material and adverse effect on our financial condition and results of operations.
At September 30, 2017, we had $95.1 million in remaining discount on loans acquired from previous transactions compared to $110.8 million at December 31, 2016.
Deposits and Other Borrowings
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2017, deposits increased $351.3 million, or 3.3%, to $10.99 billion from $10.64 billion at December 31, 2016. The increase in deposits was primarily due to an increase in demand deposits and money market accounts.

At September 30, 2017, 27.7% of total deposits were noninterest bearing demand deposits, 36.5% were time deposits, and 35.8% were interest bearing demand and savings deposits. At December 31, 2016, 27.3% of total deposits were noninterest bearing demand deposits, 37.9% were time deposits, and 34.8% were interest bearing demand and savings deposits.
At September 30, 2017, we had $808.4 million in brokered deposits and $300.0 million in California State Treasurer deposits compared to $724.7 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2016. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 1.08% at September 30, 2017 and were collateralized with securities with a carrying value of $330.3 million. Time deposits of $250 thousand or more at September 30, 2017 totaled $1.62 billion compared to $1.55 billion at December 31, 2016.
The following is a schedule of certificates of deposit maturities as of September 30, 2017:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$991,555	25%
Over three months through six months	842,945	21%
Over six months through nine months	784,384	20%
Over nine months through twelve months	1,017,666	25%
Over twelve months	377,577	9%
Total time deposits	$4,014,127	100%

Other Borrowings
From time to time we utilize FHLB advances as a secondary source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At September 30, 2017, FHLB advances totaled $1.02 billion with an average weighted remaining maturity of 1.5 years compared to $754.3 million with average remaining maturities of 2.2 years at December 31, 2016. Total FHLB advances included $3.0 million in premiums recorded from prior acquisitions at September 30, 2017 compared to $4.3 million in premiums at December 31, 2016.
Subordinated debentures totaled $100.6 million at September 30, 2017 and $99.8 million at December 31, 2016. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
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

With the acquisition in the merger of Wilshire’s mortgage lending platform, we began utilizing mortgage banking derivatives during the third quarter of 2016. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments, we also enter into forward commitments, or commitments to deliver residential mortgage loans on a future date, also considered derivatives. Net change in the fair value of derivatives represents income recorded from changes of fair value for these mortgage derivatives instruments.
We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of dividend payments to stockholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that we and the Bank are financially sound. For this purpose, we perform ongoing assessments of our components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.
Total stockholders’ equity was $1.93 billion at September 30, 2017 compared to $1.86 billion at December 31, 2016.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, a minimum ratio of Tier I capital to risk-weighted assets of 6.0%, and a minimum ratio of Tier I common equity capital to risk-weighted assets of 4.5% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4.0% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Beginning January 1, 2016, federal banking agencies required a capital conservation buffer of 0.625% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. The capital conservation buffer increases at an annual increment of 0.625% until January 2019 and stands at 1.25% as of September 30, 2017. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to us and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At September 30, 2017, our Common Equity Tier 1 capital was $1.47 billion compared to $1.40 billion at December 31, 2016. Our Tier I capital, defined as stockholders’ equity less intangible assets, was $1.56 billion at September 30, 2017 compared to $1.50 billion at December 31, 2016, representing an increase of $67.9 million, or 4.54%. At September 30, 2017, the Common Equity Tier 1 capital ratio was 12.29%. The total capital to risk-weighted assets ratio was 13.81% and the Tier I capital to risk-weighted assets ratio was 13.10%. The Tier I leverage capital ratio was 11.78%.

As of September 30, 2017 and December 31, 2016, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized”, the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below:

	As of September 30, 2017
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,467,385	12.29%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,648,543	13.81%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,564,074	13.10%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,564,074	11.78%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,543,700	12.94%	$775,425	6.50%	$768,275	6.44%
Total risk-based capital ratio (to risk-weighted assets)	$1,628,169	13.65%	$1,192,961	10.00%	$435,208	3.65%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,543,700	12.94%	$954,369	8.00%	$589,331	4.94%
Tier 1 capital to total assets (to average assets)	$1,543,700	11.63%	$663,508	5.00%	$880,192	6.63%

	As of December 31, 2016
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,400,246	12.10%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,578,690	13.64%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,496,153	12.92%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,496,153	11.49%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,475,228	12.75%	$752,022	6.50%	$723,206	6.25%
Total risk-based capital ratio (to risk-weighted assets)	$1,557,765	13.46%	$1,156,957	10.00%	$400,808	3.46%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,475,228	12.75%	$925,566	8.00%	$549,662	4.75%
Tier 1 capital to total assets (to average assets)	$1,475,228	11.33%	$651,129	5.00%	$824,099	6.33%

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
At September 30, 2017, our total borrowing capacity from the FHLB was $3.34 billion of which $2.32 billion was unused and available to borrow. At September 30, 2017, our total borrowing capacity from the FRB was $555.2 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.82 billion at September 30, 2017 compared to $1.53 billion at December 31, 2016. Cash and cash equivalents were $405.3 million at September 30, 2017 compared to $437.3 million at December 31, 2016. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2017, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	September 30, 2017		December 31, 2016
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	0.93%	(4.51)%	2.58%	(4.05)%
+ 100 basis points	0.60%	(2.08)%	1.15%	(1.91)%
- 100 basis points	(2.02)%	0.76%	(0.60)%	1.41%
- 200 basis points	(9.29)%	(0.11)%	(9.66)%	0.42%

Item 4.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
The Company has made enhancements to its internal control over financial reporting during the quarter ended September 30, 2017 as part of the Company’s remediation efforts for material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, but no other changes have been made that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company’s remediation efforts and internal control enhancements identified as of September 30, 2017 relate to, but are not limited to, the following:

•
Internal control over financial reporting related to the review process for the allowance for loan losses was enhanced by strengthening the review and approval process of the allowance for loan losses components, in particular the qualitative adjustment factors. The controls were also enhanced to include a detailed review of the allowance for loan losses by the Company’s Management Allowance Committee;

•
Internal control over financial reporting and documentation related to the review process for impaired loans on accrual status and the allowance for loan losses calculation was enhanced through an additional layer of monitoring and review. The Company also enhanced its policies and procedures so that impaired loans on accrual status are reviewed to ensure that the principal and interest is expected to be recovered; and

•	The Company hired additional staff in key areas of the Company including hiring a SOX Compliance Manager and a SOX Compliance Officer.
Management believes that the Company has made significant progress as of September 30, 2017 with respect to the remediation of material weaknesses identified as of December 31, 2016. However, our material weaknesses will not be considered remediated until our internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.  Additionally, as it relates to the material weaknesses related to business combinations, to date there has been no such activity and it is not contemplated that such a transaction will be entered into during the year ending December 31, 2017.  At the conclusion of the year, management will assess the severity of these deficiencies and the maximum potential impact to our consolidated financial statements.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $428 thousand at September 30, 2017. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Bank of Hope 2017 Employee Stock Purchase Program*+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________________________

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	November 8, 2017	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

Date:	November 8, 2017	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer