Form 10-K
period 2017-12-31
HOPE BANCORP INC
filed 2018-03-01
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
 Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, as reported on the NASDAQ Global Select Market, was approximately $2,408,992,339.
Number of shares outstanding of the registrant’s common stock as of February 21, 2018: 135,523,974
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant’s definitive proxy statement for the 2018 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Forward-Looking Information
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, and our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may” or similar expressions. With respect to any such forward-looking statements Hope Bancorp, Inc. claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors” herein. Hope Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
Item 1.    BUSINESS

General
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis with the Bank) is a bank holding company headquartered in Los Angeles, California. The Company was incorporated in Delaware in the year 2000. Previously known as BBCN Bancorp Inc., the Company changed its name to Hope Bancorp at the time of the merger with Wilshire Bancorp Inc. (“Wilshire”) on July 29, 2016. We offer commercial and retail banking loan and deposit products through our wholly-owned subsidiary, Bank of Hope (formerly BBCN Bank), a California state-chartered bank (the “Bank” or “Bank of Hope”). Bank of Hope primarily focuses its business in ethnic communities in California, New Jersey and New York City, Chicago, Houston, Dallas, Seattle and Washington, D.C. metropolitan areas. Our headquarters are located at 3200 Wilshire Boulevard, Suite 1400, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
Hope Bancorp exists primarily for the purpose of holding the stock of the Bank and other subsidiaries it may acquire or establish. Bank of Hope’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), up to applicable limits.
We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy and information statements in connection with our stockholders meetings. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The SEC maintains a website that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the website is www.sec.gov. Our website address is www.bankofhope.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information and reports we file with the SEC and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.
Mergers and Acquisitions
On July 29, 2016, we completed the acquisition of Wilshire, previously headquartered in Los Angeles, California. With the completion of the acquisition, 35 branches in California, New York, New Jersey, Texas, Alabama, and Georgia were added to our existing branch network in addition to six loan production offices. Some of these branch locations and loan production offices were subsequently closed as part of our consolidation plan. Our current consolidated network consists of 63 branches and eight loan production offices.
The Wilshire acquisition was accounted for in accordance with Accounting Standard Codification (“ASC”) 805 “Business Combinations,” and the assets and liabilities of Wilshire were recorded at fair value at the date of acquisition. The fair value of assets acquired from Wilshire totaled approximately $4.63 billion and goodwill recorded from acquisitions consummated in 2016 totaled $359.0 million.
On January 23, 2017, we announced the signing of a definitive agreement and plan of merger with U & I Financial Corporation (“U & I”) pursuant to which U & I would have merged with and into Hope Bancorp with Hope Bancorp as the surviving corporation. As part of the merger, UniBank, a wholly-owned subsidiary of U & I, would have merged with and into the Bank. Subsequently on September 15, 2017, we announced the termination of the proposed merger with U & I as required regulatory approval had not been obtained. The Mutual Termination Agreement provided, among other things, that each party will bear its own costs and expenses in connection with the terminated transaction, without penalties or termination fees. In connection with the termination, the parties have provided mutual releases to one another relating to the merger transaction.
Business Overview
Our principal business activities are conducted through the Bank and primarily consist of earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Operating revenues consist of the difference between interest received and interest paid, gains and losses on the sale of financial assets, and fees earned for financial services provided to our customers. Interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions, new legislation and the policies of various governmental and regulatory authorities. Although our business may vary with local and national economic conditions, such variations are not generally seasonal in nature.
Through our current network of 63 branches and eight loan production offices, we offer core business banking products for small and medium-sized businesses and individuals. We accept deposits and originate a variety of loans, including commercial business loans, commercial real estate loans, trade finance loans, Small Business Administration (“SBA”) loans, auto loans, single-family mortgages, warehouse lines of credit, personal loans, and credit cards. We offer cash management services to our business customers, which include remote deposit capture, lock box and ACH origination services. We offer comprehensive investment and wealth management services to high-net-worth clients. We also offer a mobile banking application for smartphones that extends banking services, such as mobile deposits and bill payment, for our customers at all times. In an effort to better meet our customers’ needs, our mini-market branches generally offer hours from 9 a.m. to 6 p.m. Most of our branches offer 24-hour automated teller machines (“ATMs”). We also offer debit card services with a rewards program to all customers. In addition, most of our branches offer foreign exchanges services, safe deposit boxes and other customary bank services. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
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
Our commercial business loan portfolio includes trade finance loans from our Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventory financing) of our borrowers. Our International Operations Department issues and advises on letters of credit for export and import businesses. The underwriting procedure for this type of credit is the same as for commercial business loans. We offer the following types of letters of credit to customers:

•	Commercial: An undertaking by the issuing bank to pay for a commercial transaction.

•	Standby: An undertaking by the issuing bank to pay for the non-performance of the applicant customer.

•	Revocable: Letter of credit that can be modified or cancelled by the issuing bank at any time with notice to the beneficiary (does not provide the beneficiary with a firm promise of payment).

•	Irrevocable: Letter of credit that cannot be altered or cancelled without mutual consent of all parties.

•	Sight: Letter of credit requiring payment upon presentation of conforming shipping documents.

•	Usance: Letter of credit that allows the buyer to delay payment up to a designated number of days after presentation of shipping documents.

•	Import: Letter of credit issued to assist customers in purchasing goods from overseas.

•	Export: Letter of credit issued to assist customers in selling goods overseas.

•	Transferable: Letter of credit that allows the beneficiary to transfer its drawing (payment) rights, in part or full, to another.

•	Non-transferable: Letter of credit that does not allow the beneficiary to transfer their right, in part or full, to another.

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
We originate loans to finance construction projects including one-to-four family residences, multifamily residences, senior housing, and commercial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks than other loans due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, and the availability of long-term financing. Economic conditions may also impact our ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market, which could affect the borrowers’ ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes.
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
We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium, while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we hope to recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold.
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
Consumer Loans
Our consumer loans consist of auto loans, home equity, single-family mortgages, and signature loans, with a majority of our consumer loan portfolio currently consisting of single-family mortgages secured by a first deed of trust on single family residences under a variety of loan products including fixed-rate and adjustable-rate mortgages with either 30-year or 15-year terms. Adjustable rate mortgage loans are also offered with flexible initial and periodic adjustments ranging from five to seven years.
Investing Activities
The main objective of our investment strategy is to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs”) and federal funds sold. Our investment portfolio has consisted of government sponsored agency bonds, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), trust preferred securities, corporate securities, municipal securities, and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”
Our securities are classified for accounting purposes as available for sale. We do not maintain held-to-maturity or trading portfolios. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available for sale at the time of purchase.
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
FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze our retail and wholesale deposit maturities and interest rates to monitor and manage our cost of funds, to the extent feasible in the context of changing market conditions, as well as to promote stability in our supply of funds. For additional information on deposits, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits.”
Borrowing Activities
When we have more funds than required for our reserve requirements or short-term liquidity needs, we may sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco (the “FHLB”), the Federal Reserve Bank of San Francisco (“the Federal Reserve Bank”), or our correspondent banking relationships. In addition, we may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as asset-liability management strategies.
The FHLB functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB on an unsecured basis or by utilizing qualifying loans and certain securities as collateral. The FHLB offers a full range of borrowing programs on its advances, with terms ranging from one day to thirty years, at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB advances and other borrowings is included in Note 8 of “Notes to Consolidated Financial Statements.”
We may also borrow from the Federal Reserve Bank. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge.

Market Area and Competition
We currently have 63 banking offices in areas having high concentrations of Korean Americans, of which 35 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 10 are located in the New York City metropolitan area and New Jersey, six are in the Chicago metropolitan area, four are in the Seattle metropolitan area, four are in Texas, two are in Virginia, one is in Alabama, and one is in Georgia. We also have eight loan production offices located in Dallas, Seattle, Atlanta, Denver, Portland, Fremont, Newport Beach, and Laguna Niguel. The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, marketplace finance platforms, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, are more widely recognized, have broader geographic scope, and offer a broader range of financial services than we do.
Economic Conditions, Government Policies and Legislation
Our profitability, like that of most financial institutions, depends, among other things, on interest rate differentials. In general, the difference between the interest expense on interest bearing liabilities, such as deposits and borrowings, and the interest income on our interest earning assets, such as loans we extend to our customers and securities held in our investment portfolio, as well as the level of noninterest bearing deposits, have a significant impact on our profitability. Interest rates are highly sensitive to many factors that are beyond our control, such as the economy, inflation, unemployment, consumer spending, and political changes and events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.
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
Supervision and Regulation
General
The Company is registered with and subject to examination by the FRB as a bank holding company and is also subject to certain provisions of the California Financial Code as applicable to bank holding companies. As a California state-chartered bank whose accounts are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (the “DBO”) and the FDIC. Such supervision and regulation covers substantially all of the business activities of Hope Bancorp and the Bank, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. In addition, while the Bank is not a member of the FRB, the Bank is subject to certain regulations of the FRB. The federal and state regulatory systems are intended primarily for the protection of depositors, the FDIC deposit insurance fund (the “DIF”) and the banking system as a whole, rather than for the protection of shareholders or other investors.

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
The following summarize certain laws and regulations that apply to Hope Bancorp and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.
Legislation and Regulatory Developments
The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. For example, following the initial effectiveness of new capital rules (the “New Capital Rules”) in 2015, the phase-in of a new “capital conservation buffer” of 2.5% for minimum risk-weighted asset ratios under the New Capital Rules began on January 1, 2016 at 0.625% and increased to 1.25% on January 1, 2017 and 1.875% on January 1, 2018. See “Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Our assets exceed $10 billion and, as a result, we are subject to additional regulation and supervision applicable to banking organizations with more than $10 billion in assets, such as the following:

•
We are required to comply with certain provisions of the FRB’s Enhanced Prudential Standards that impose a variety of requirements regarding risk management and governance. These standards require, for example, that we establish a board-level risk committee.

•
We are subject to periodic examination by the Consumer Finance Protection Bureau (“CFPB”) with respect to compliance with federal consumer laws. Although we were previously subject to regulations issued by the CFPB, the Bank’s primary federal regulatory, the FDIC, had responsibility for our consumer compliance exams. See “Consumer Finance Protection Bureau.”

•	We have to comply with the annual stress testing requirements mandated by the Dodd-Frank Act.
Capital Adequacy Requirements
Bank holding companies and banks are subject to similar regulatory capital requirements administered by their state and federal supervisory banking agencies. The basic capital rule changes in the New Capital Rules adopted by the federal bank regulatory agencies were fully effective on January 1, 2015, but many elements are being phased in over multiple years. The risk-based capital guidelines for bank holding companies and banks, and additionally for banks, prompt corrective action regulations (see “Prompt Corrective Action Provisions”), require banking organizations to maintain capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit, and recourse arrangements. The risk-based capital ratios are determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and dividing qualifying capital by total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.
The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. Many of the requirements in the New Capital Rules and other regulations and rules apply only to larger or internationally active institutions and those with $10 billion of assets. For example, banking organizations with more than $10 billion in assets are subject to the Dodd Frank Act’s requirements for annual stress tests and the Enhanced Prudential Standards, both of which apply to the Company and the Bank now that we have crossed the $10 billion asset threshold. Other requirements will apply, such as Comprehensive Capital Analysis and Review requirements; capital plan and Resolution Plan or living will submissions; an additional countercyclical capital buffer; and a supplementary leverage ratio.

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, which trace back to the 1988 Basel I accord, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To generally be deemed “well capitalized” for bank regulatory purposes a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the prior capital rules there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.
The following are the New Capital Rules applicable to the Hope Bancorp and the Bank since January 1, 2015:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00%;

•
changes in the permitted composition of Tier 1 capital to exclude trust preferred securities (subject to certain grandfathering exceptions for organizations like Hope Bancorp which were under $15 billion in assets as of December 31, 2009), mortgage servicing rights and certain deferred tax assets and to include unrealized gains and losses on available-for-sale debt and equity securities (unless the organization opts out of including such unrealized gains and losses).

•
the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios, which will be phased in until 2019 beginning at 0.625% of risk-weighted assets for 2016 and increasing 0.625% annually (1.25% for 2017), and which must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Management believes that, as of December 31, 2017, Hope Bancorp and the Bank would meet all requirements under the New Capital Rules applicable to them on a fully phased-in basis if such requirements were currently in effect.
Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be generally considered “well capitalized” for bank regulatory purposes: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2017, the respective capital ratios of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
While the New Capital Rules set higher regulatory capital standards for Hope Bancorp and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The prompt corrective action standards were also changed to conform with the New Capital Rules. Under the new standards, in order to be generally considered well-capitalized for bank regulatory purposes, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), an unchanged total capital ratio of 10% and an unchanged leverage ratio of 5%.

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise generally required to be deemed well capitalized for bank regulatory purposes, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions such as on taking brokered deposits.
Volcker Rule
In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. These rules became effective on April 1, 2014, although certain provisions were subject to delayed effectiveness until July 2017 under rules promulgated by the FRB. Hope Bancorp and the Bank had no investment positions or relationships at December 31, 2017 that were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analyses and reporting to ensure continued compliance, they did not require any material changes in our operations or business.
Bank Holding Company Regulation
Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by federal and state laws and regulatory agencies, which may affect the cost of doing business, and may limit permissible activities and expansion or impact the competitive balance between banks and other non-bank financial services providers.
A wide range of requirements and restrictions are contained in both federal and state banking laws, which together with implementing regulatory authority:

•	Require periodic reports to, and such additional reports of information as the FRB may require;

•	Require bank holding companies to meet or exceed increased levels of capital (See “Capital Adequacy Requirements”);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

•
Limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. Hope Bancorp’s ability to pay dividends on its common stock is subject to legal and regulatory restrictions. Substantially all of Hope Bancorp’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;

•
Require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•
Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination, if an institution has been deemed to be in “troubled condition”;

•
Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations;

•
Require prior approval for the acquisition of 5% or more of the voting stock of a bank or bank holding company by bank holding companies or other acquisitions and mergers with banks, while considering certain competitive, management, financial, compliance and, other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required; and

•
Require prior notice and/or prior approval of the acquisition of control of a bank or bank holding company by a shareholder or individuals acting in concert with ownership or control of 10% of the voting stock being a presumption of control.

Other Restrictions on the Company’s Activities
Subject to prior notice or FRB approval, if and as applicable, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval. Pursuant to GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. Hope Bancorp has not elected financial holding company status and neither Hope Bancorp nor the Bank has engaged in any activities determined by the FRB to be financial in nature or incidental or complementary to activities that are financial in nature.
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
Sarbanes-Oxley Act
The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive officer certification of financial information presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.
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
Pursuant to the FDI Act and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or by subsidiaries of bank holding companies. Further, California state chartered banks may conduct certain financial activities permitted under GLBA in a “financial subsidiary” to the same extent as a national bank, provided the bank is and remains well-capitalized, well-managed and in satisfactory compliance with the CRA. The Bank currently conducts no non-banking or financial activities through subsidiaries.
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
Deposit Insurance
The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions, and safeguards the safety and soundness of the depository institutions. The FDIC insures our customer deposits through the DIF up to prescribed limits. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of the Bank’s deposit insurance would result in the revocation of the Bank’s charter by the DBO.
We are generally unable to control the amount of assessments that we pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC, among other factors. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors.
In 2016, the FDIC adopted a rule increasing the DIF’s minimum reserve ratio to 1.35% as required by the Dodd Frank Act. As required by the Dodd-Frank Act, the costs of increasing the DIF’s reserve ratio from 1.15% to 1.35% will be borne by depository institutions with total consolidated assets of $10 billion or more, which has an impact on the Bank’s deposit insurance assessments because the Bank now has in excess of $10 billion in assets. Any future increases in FDIC insurance assessments may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
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
The Bank is a legal entity that is separate and distinct from Hope Bancorp. Hope Bancorp depends on the performance of the Bank for funds that the Bank may pay to Hope Bancorp as dividends for use in Hope Bancorp’s operations and that Hope Bancorp may use to pay dividends to shareholders. The ability of the Bank to pay a cash dividend to Hope Bancorp is subject to provisions of the California Financial Code that limit the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The Bank’s ability to pay cash dividends to Hope Bancorp will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The New Capital Rules may also restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

Operations and Consumer Compliance Laws
The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including, but not limited to, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act, and CAN-SPAM Act. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and Hope Bancorp are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.
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
Consumer Finance Protection Bureau
The Dodd-Frank Act created the CFPB as an independent entity within the FRB with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets continue to be examined for compliance by their primary federal banking agency. The Bank is subject to examination by the CFPB.
In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to consumer mortgages. The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under the requirements for “qualified mortgages” that meet certain specific standards. As required by the Dodd-Frank Act, the CFPB also promulgated TILA-RESPA Integrated Disclosure (”TRID”) rules which became effective in 2015 and require new mortgage disclosures. The Bank believes it has fully implemented the TRID requirements.
Employees
As of December 31, 2017, we had 1,470 full-time equivalent employees compared to 1,372 full-time equivalent employees at December 31, 2016. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

Item 1A.	RISK FACTORS
In the course of conducting its business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to its own business. The following discussion addresses the most significant risks that could affect our business, financial condition, liquidity, results of operations, and capital position. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations may be materially and adversely effected. In that event, the market price for our common stock will likely decline.
Risk relating to our business
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City, Chicago, Houston and Dallas, and Seattle metropolitan areas, New Jersey, Virginia, Alabama, and Georgia. Adverse economic conditions in our market areas could potentially have a material adverse impact on the quality of our business. A renewed economic slowdown in the markets in which we operate currently and in the future may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	the level and duration of deposits may decline;

•	demand for our products and services may decline; and

•	collateral for loans may decline in value below the principal amount owed by the borrower.
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2017, approximately 77% of our loan portfolio consisted of loans secured by various types of real estate. Following the financial crisis of 2008, there was a general slowdown in the economy and declines in the value of real estate. Although the economy has rebounded and real estate prices have gradually recovered from their earlier low levels, it is possible that there will be renewed deterioration in the real estate market generally and in commercial real estate values in particular. Such developments may result in additional loan charge-offs and provisions for loan losses, which may have a material and adverse effect on our net income and capital levels.
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
If our allowance estimates are inadequate, we may incur losses, our financial condition may be materially and adversely affected and we may be required to try and raise additional capital to enhance our capital position. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for loan losses or that regulatory agencies will not require us to increase our allowance thereby impacting our profitability.
Changes in interest rates affect our profitability. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. In general, the wider the spread, the more net interest income we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can greatly affect our income. In addition, interest rate fluctuations can affect how much money we may be able to lend. There can be no assurance that we will be successful in minimizing the potentially adverse effects of changes in interest rates.
If we lose key employees, our business may suffer. There is intense competition for experienced and highly qualified personnel in the Korean-American banking industry and the banking industry more broadly. Our future success depends on the continued employment of existing senior management personnel. If we lose key employees temporarily or permanently, it may hurt our business. We may be particularly hurt if our key employees, including any of our executive officers, became employed by our competitors in the Korean-American banking industry.
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
We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in Southern California, which is an earthquake and fire prone region. A major earthquake or fire may result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake or fire. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood, mudslide or other natural catastrophe occurs in Southern California.
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
We may experience adverse effects from acquisitions. We have acquired other banking companies and bank offices in the past, and will consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Future acquisitions may increase the degree of such risks.

Risks involved in acquisitions of other companies include:

•	the risk of failure to adequately evaluate the asset quality of the acquired company;

•	difficulty in assimilating the operations, technology and personnel of the acquired company;

•	diversion of management’s attention from other important business activities;

•	difficulty in maintaining good relations with the loan and deposit customers of the acquired company;

•	inability to maintain uniform and effective operating standards, controls, procedures and policies;

•	potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities; and

•	amortization of expenses related to acquired intangible assets that have finite lives.
Liquidity risks may impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources may have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities may be impaired by factors that affect us specifically or the financial services industry in general. Factors that may detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow may also be impaired by factors that are not specific to us, such as a disruption of the financial markets or negative views and expectations about the prospects for the banking industry or the general financial services industry as a whole.
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
The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business. As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware, or other cyber-

attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity, levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our business reputation is important and any damage to it may have a material adverse effect on our business. Our reputation is very important for our business, as we rely on our relationships with our current, former, and potential clients and stockholders in the communities we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, our conduct of our business or otherwise may have a material adverse effect on our business.
As we expand outside our California markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have offices in the New York City, Chicago, Houston, Dallas, and Seattle metropolitan areas, New Jersey, Virginia, Alabama, and Georgia. Over time, we may seek to establish offices to serve Korean-American communities in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.

Adverse conditions in South Korea or globally may adversely affect our business. A substantial number of our customers have economic and cultural ties to South Korea and, as a result, we are likely to feel the effects of adverse economic and political conditions there. If economic or political conditions in South Korea deteriorate, we may, among other things, be exposed to economic and transfer risk, and may experience an outflow of deposits by our customers with connections to South Korea. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may materially and adversely impact the recoverability of investments in or loans made to such entities. Adverse economic conditions in South Korea may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region. In addition, a general overall decline in global economic conditions may materially and adversely affect our profitability and overall results of operations.
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
There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules and regulations of the FRB, the FDIC and the DBO, and examination by the CFPB. In addition, we are subject to the rules and regulation of the Nasdaq Stock Market and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

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
In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies, including the Bank and Hope Bancorp, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, as we have grown beyond $10 billion in assets, we are subject to enhanced CFPB examination as well as required to perform more comprehensive stress-testing on our business and operations.

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
Our stock price may be volatile, which may result in substantial losses for our stockholders. The market price of our common stock may be subject to fluctuations in response to a number of factors, including:

•	issuing new equity securities;

•	the amount of our common stock outstanding and the trading volume of our stock;

•	actual or anticipated changes in our future financial performance;

•	changes in financial performance estimates by us or by securities analysts;

•	competitive developments, including announcements by us or our competitors of new products or services or acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the operating and stock performance of our competitors;

•	changes in interest rates;

•	changes in key personnel;

•	changes in economic conditions that affect the Bank’s performance; and

•	changes in legislation or regulations that affect the Bank.

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
Anti-takeover provisions in our charter documents and applicable federal and state law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our charter documents could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, advance notice requirements to submit stockholder proposals at stockholder meetings and the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining stockholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. In particular, both federal and state law limit the acquisition of ownership of, generally, 10% or more of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or non-objection or being able to rely on an exemption from such requirement. Collectively, these provisions of our charter documents and applicable federal and state law may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
Our common stock is equity and therefore is subordinate to our subsidiaries’ indebtedness and preferred stock. Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be materially adversely affected.
Our common stock is not insured and you could lose the value of your entire investment. An investment in our common stock is not a deposit and is not insured against loss by any government agency.
We may fail to realize cost savings from the Wilshire merger. Although we expect to realize cost savings from the merger when fully phased in, it is possible that these potential cost savings may not be realized fully or realized at all, or may take longer to realize than expected. For example, future business developments may require us to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. Cost savings also depend on our ability to combine the businesses of the Company and Wilshire in a manner that permits those costs savings to be realized. If we are not able to combine the two companies successfully, these anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected, which could have a material adverse effect on our financial condition, results of operation and stock price.
Impairment of goodwill resulting prior mergers and acquisitions may adversely affect our results of operations. Goodwill of approximately $464.5 million and core deposits intangibles of $16.5 million were recorded as a result of prior mergers and acquisitions. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition, results of operations and stock price. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by generally accepted accounting principles. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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
Several requirements in the Dodd-Frank Act for new banking regulations are applicable to certain banks and bank holding companies with $10 billion or more in assets. As a result of the merger, we surpassed this threshold, and these provisions, subject to a phase in period, will significantly increase compliance and operating costs and otherwise may have a significant impact on our business, financial condition, results of operations and stock price. Such provisions include the following:

•
The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, and accordingly has assumed examination and enforcement authority over us post-merger.

•
The Dodd-Frank Act increased the authority of the FRB to examine us and our non-bank subsidiaries and gave the FRB the authority to establish rules regarding interchange fees charged for an electronic debit transaction by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer (the “Durbin Amendment”). By regulation, the FRB has limited the fees for such a transaction to the sum of 21 cents plus five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. The effect of the Durbin Amendment has significantly lowered our interchange or “swipe” revenue, but such lower fees are not expected to have a material adverse effect on our results of operations.

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

•
The Dodd-Frank Act requires a publicly traded bank holding company with $10 billion or more in assets to establish and maintain a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. The risk committee must approve and periodically review the risk-management policies of the bank holding company’s global operations and oversee the operations of its risk-management framework. The bank holding company’s risk-management framework must be commensurate with its structure, risk profile, complexity, activities and size. These requirements will first apply to us commencing on October 1, 2018, and we will need to build the necessary infrastructure to comply with these enhanced risk management requirements well before the effective date.

•
A bank holding company with more than $10 billion in assets is required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the FRB, including a baseline, adverse and severely adverse economic conditions (known as “Dodd-Frank Act Stress Tests” or “DFAST”). The stress tests are designed to determine whether our capital planning, assessment of our capital adequacy and risk management practices, adequately protect it and its affiliates in the event of an economic downturn. We must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress test adequately meets these objectives. Our Board of Directors are required to review our policies and procedures at least annually. We are also required to report the results of its annual stress tests to the FRB, and to consider the results of the stress tests as part of its capital planning and risk management practices. We will be subject to the DFAST regime commencing on January 1, 2018, but well in advance of that date, we have undertaken the planning and other actions that we deem reasonably necessary to achieve timely compliance.

It is difficult to predict the overall compliance cost of these provisions, which became effective (with phase-in periods) when the merger was consummated. Compliance with these provisions will require additional staffing, engagement of external consultants and other operating costs that could have a material adverse effect on our future financial condition, results of operations and stock price.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2017, we operated full-service branches at 56 leased and seven owned facilities, and we operated loan production offices at eight leased facilities. Expiration dates of our leases range from 2018 to 2030. We believe our present facilities are adequate for our current operating needs.

Item 3.	LEGAL PROCEEDINGS
In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled approximately $414 thousand at December 31, 2017. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

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
The following table sets forth, the quarterly range of high and low closing prices and quarterly dividend paid on our common stock for the past two fiscal years:

	Closing Sale Price		Dividends Paid
Quarters ended:	High	Low
December 31, 2017	$19.22	$17.03	$0.13
September 30, 2017	$19.17	$15.21	$0.13
June 30, 2017	$19.63	$17.41	$0.12
March 31, 2017	$22.69	$18.57	$0.12
December 31, 2016	$22.41	$15.45	$0.12
September 30, 2016	$17.45	$14.41	$0.11
June 30, 2016	$16.36	$14.09	$0.11
March 31, 2016	$16.80	$13.79	$0.11

The closing price for our common stock on the NASDAQ Global Select Market on February 21, 2018 was $18.74 per share. As of February 21, 2018, there were 1,188 stockholders of record of our common stock.
Our ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the payment of dividends by us is subject to review and possible limitation by the FRB under its authority as regulator of bank holding companies, including any limitations which may be imposed as a condition in connection with any regulatory approvals we may apply for. In general, the FRB discourages the payment of dividends on common stock in amounts exceeding a holding company’s net income available to common stockholders for the four quarters preceding a dividend payment. If we defer interest on the subordinated debentures issued in connection with our trust preferred securities, Hope Bancorp would also be prohibited from paying any dividends on common stock or preferred stock until Hope Bancorp is current on its interest payments.
Our ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to us. The ability of the Bank to declare a cash dividend to us is subject to compliance with its minimum capital requirements and, additional limitations under California law and regulations.
The applicable statutory and regulatory limitations on the declaration and payment of dividends are further described in “Item 1. Business – Supervision and Regulation – Dividends.”
We did not repurchase any of our shares of common stock during the year ended December 31, 2017. We currently do not have a common stock repurchase program in place.

Stock Performance Graph
The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on our common stock with (i) the cumulative total return of the NASDAQ Composite Index, (ii) the cumulative total return of the S&P Small Cap 600 Index, (iii) a published index comprised of banks and thrifts selected by SNL Financial LLC, and (iv) the cumulative total return of the S&P 500 Index. The graph assumes an initial investment of $100 and reinvestment of dividends. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not indicative of future price performance.
The following graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by Hope Bancorp under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.
COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG HOPE BANCORP, NASDAQ MARKET INDEX, S&P SMALL CAP 600 INDEX,
SNL BANK & THRIFT INDEX AND, S&P 500 INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2012
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2017

	Period Ending
Stock/Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Hope Bancorp, Inc.	$100.00	$146.02	$129.62	$159.60	$208.86	$178.79
NASDAQ Composite	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
S&P 600 Index	$100.00	$141.31	$149.45	$146.50	$185.40	$209.94
SNL Bank and Thrift	$100.00	$136.92	$152.85	$155.94	$196.86	$231.49
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial and other data for each of the years in the five-year period ended December 31, 2017. The information below should be read in conjunction with, the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	As of or For The Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$572,104	$421,934	$313,660	$302,657	$283,073
Interest expense	90,724	58,579	40,618	36,060	30,018
Net interest income	481,380	363,355	273,042	266,597	253,055
Provision for loan losses	17,360	9,000	8,000	12,638	20,000
Net interest income after provision for loan losses	464,020	354,355	265,042	253,959	233,055
Noninterest income	66,415	51,819	43,691	44,187	42,719
Noninterest expense	266,601	214,975	153,384	151,624	141,620
Income before income tax provision	263,834	191,199	155,349	146,522	134,154
Income tax provision	124,389	77,452	63,091	57,907	52,399
Net income	$139,445	$113,747	$92,258	$88,615	$81,755

Per Common Share Data:
Earnings - basic	$1.03	$1.10	$1.16	$1.11	$1.03
Earnings - diluted	$1.03	$1.10	$1.16	$1.11	$1.03
Book value (period end)	$14.23	$13.72	$11.79	$11.10	$10.18
Cash dividends declared per common share	$0.50	$0.45	$0.42	$0.35	$0.25
Number of common shares outstanding (period end)	135,511,891	135,240,079	79,566,356	79,503,552	79,441,525
Balance Sheet Data—At Period End:
Assets	$14,206,717	$13,441,422	$7,912,648	$7,140,330	$6,475,199
Securities available for sale	$1,720,257	$1,556,740	$1,010,556	$792,523	$701,751
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$11,102,575	$10,543,332	$6,248,341	$5,565,192	$5,074,175
Deposits	$10,846,609	$10,642,035	$6,340,976	$5,693,452	$5,148,057
FHLB advances and federal funds purchased	$1,227,593	$754,290	$530,591	$480,975	$421,352
Subordinated debentures	$100,853	$99,808	$42,327	$42,158	$57,410
Stockholders’ equity	$1,928,255	$1,855,473	$938,095	$882,773	$809,374

Average Balance Sheet Data:
Assets	$13,648,963	$10,342,063	$7,389,530	$6,830,244	$6,042,674
Securities available for sale	$1,679,468	$1,276,068	$871,010	$713,775	$699,812
Gross loans, including loans held for sale	$10,642,349	$8,121,897	$5,846,658	$5,355,243	$4,692,089
Deposits	$10,751,886	$8,232,984	$5,879,704	$5,439,920	$4,739,261
Stockholders’ equity	$1,907,746	$1,342,954	$912,609	$848,443	$788,570

	As of or For The Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	1.02%	1.10%	1.25%	1.30%	1.35%
Return on average stockholders’ equity(2)	7.31%	8.47%	10.11%	10.44%	10.37%
Average stockholders’ equity to average assets	13.98%	12.99%	12.35%	12.42%	13.05%
Dividend payout ratio (dividends per share/earnings per share)	48.54%	40.86%	36.21%	31.53%	24.27%
Net interest spread(3)	3.46%	3.49%	3.62%	3.88%	4.23%
Net interest margin(4)	3.80%	3.75%	3.88%	4.13%	4.46%
Yield on interest earning assets(5)	4.51%	4.36%	4.46%	4.68%	4.99%
Cost of interest bearing liabilities(6)	1.05%	0.87%	0.84%	0.80%	0.76%
Efficiency ratio(7)	48.67%	51.78%	48.43%	48.79%	47.88%

Regulatory Capital Ratios:
Hope Bancorp:
Common Equity Tier 1	12.30%	12.10%	12.08%	12.96%	12.65%
Tier 1 Leverage	11.54%	11.49%	11.53%	11.62%	11.97%
Tier 1 risk-based	13.11%	12.92%	12.67%	13.64%	13.66%
Total risk-based	13.82%	13.64%	13.80%	14.80%	14.90%
Bank of Hope:
Common Equity Tier 1	12.95%	12.75%	12.56%	13.44%	13.46%
Tier 1 Leverage	11.40%	11.33%	11.43%	11.45%	11.79%
Tier I risk-based	12.95%	12.75%	12.56%	13.44%	13.46%
Total risk-based	13.66%	13.46%	13.69%	14.61%	14.70%

Asset Quality Data:
Nonaccrual loans	$46,775	$40,074	$40,801	$46,353	$39,154
Loans 90 days or more past due and still accruing (8)	407	305	375	361	5
Restructured loans (accruing)	67,250	48,874	47,984	57,128	33,903
Total nonperforming loans	114,432	89,253	89,160	103,842	73,062
Other real estate owned	10,787	21,990	21,035	21,938	24,288
Total nonperforming assets	$125,219	$111,243	$110,195	$125,780	$97,350

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.42%	0.38%	0.65%	0.83%	0.77%
Nonperforming loans to loans receivable	1.03%	0.85%	1.43%	1.87%	1.44%
Nonperforming assets to total assets	0.88%	0.83%	1.39%	1.76%	1.50%
Nonperforming assets to loans receivable and other real estate owned	1.13%	1.05%	1.76%	2.25%	1.91%
Allowance for loan losses to loans receivable	0.76%	0.75%	1.22%	1.22%	1.33%
Allowance for loan losses to nonaccrual loans	180.74%	197.99%	187.27%	146.18%	171.94%
Allowance for loan losses to nonperforming loans	73.88%	88.90%	85.70%	65.25%	92.14%
Allowance for loan losses to nonperforming assets	67.51%	71.32%	69.34%	53.87%	69.15%
Net charge-offs (recoveries) to average loans receivable	0.11%	0.07%	(0.01)%	0.23%	0.42%

(1)	Net income divided by average assets.

(2)	Net income divided by average stockholders’ equity.

(3)	Difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	Net interest income expressed as a percentage of average interest earning assets.

(5)	Interest income divided by average interest earning assets.

(6)	Interest expense divided by average interest bearing liabilities.

(7)	Noninterest expense divided by the sum of net interest income plus noninterest income.

(8)	Excludes acquired credit impaired loans totaling $18.1 million, $19.6 million, $12.2 million, $30.4 million, and $43.8 million as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and accompanying notes presented elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report. Please see the “Forward Looking Information” immediately preceding Part I of this Report.
Overview
We offer a full range of commercial and retail banking loan and deposit products through Bank of Hope. We have 63 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Alabama, and Georgia. We have eight loan production offices located in Atlanta, Dallas, Denver, Portland, Seattle, Fremont, Newport Beach, and Laguna Niguel. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance loans, SBA loans, and consumer loans.
Our results are affected by economic conditions in our markets and to a lesser degree in South Korea. A decline in economic and business conditions in our market areas or in South Korea may have a material adverse impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our financial condition and results of operations.
Our principal business involves earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of SBA loans. Our major expenses are the interest we pay on deposits and borrowings, provisions for loan losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending and political changes and events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our performance.
Mergers and Acquisitions
On January 23, 2017, we announced the signing of a definitive agreement and plan of merger (the “U & I Merger Agreement”) with U & I Financial Corporation (“U & I”) pursuant to which U & I would have merged with and into Hope Bancorp with Hope Bancorp as the surviving corporation. As part of the merger, UniBank, a wholly-owned subsidiary of U & I, would have merged with and into the Bank. Subsequently on September 15, 2017, we announced the termination of the proposed merger with U & I as regulatory approval had not been obtained. The Mutual Termination Agreement provides, among other things, that each party will bear its own costs and expenses in connection with the terminated transaction, without penalties or termination fees. In connection with the termination, the parties have provided mutual releases to one another relating to the merger transaction.
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
On August 13, 2013, we completed the acquisition of Foster Bankshares, Inc. (“Foster”), the holding company of Foster Bank. Through the acquisition, we acquired Foster’s nine full-service branch offices, eight of which were located in Illinois and one in Virginia. Under the terms of the acquisition agreement, we issued an aggregate of 189,838 shares of our common stock and paid $2.0 million in cash to Foster shareholders.
On February 15, 2013, we completed the acquisition of Pacific International Bancorp, Inc. (“PIB”), the holding company of Pacific International Bank, a Washington state-chartered bank. Through the acquisition, we acquired PIB’s four full-service branch offices in the Seattle metropolitan area. Under the terms of the acquisition agreement, we issued an aggregate of 632,050 shares of BBCN common stock for each share of PIB common stock owned as of the close of business February 15, 2013.

Each acquisition was accounted for as an acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification (“ASC”) 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entities. To the extent we did not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third party valuation specialists to assist us in determining such values.
Critical Accounting Policies
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and generally accepted practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 of our Consolidated Financial Statements presented elsewhere in this Report and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may materially and adversely differ from these estimates under different assumptions or conditions.
The following is a summary of the more subjective and complex accounting estimates and principles affecting the financial condition and results reported in our financial statements. In each area, we have identified the variables we believe to be the most important in the estimation process. We use the best information available to us to make the estimations necessary to value the related assets and liabilities in each of these areas.
Business Combinations
Mergers and acquisitions are accounted for in accordance with ASC 805 “Business Combinations” using the acquisition method of accounting. Assets and liabilities acquired and assumed are generally recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Significant estimates and judgments are involved in the fair valuation and purchase price allocation process. Critical accounting policies related to acquired loans is discussed in more detail below under “Acquired Loans and Purchase Credit Impaired Loans”.
Investment Securities
The fair values of investment securities are generally determined by quoted market prices obtained from independent external broker or external pricing services providers who have experience in valuing these securities. We perform a monthly analysis on the broker quotes received from third parties to assess whether the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies as well as independent auditors’ reports from the third party regarding its controls over valuation of financial instruments, review of pricing trends and monitoring of trading volumes. We also compare the market prices obtained from one source to another reputable independent external broker or independent external pricing service provider for the reasonableness of the initial market prices obtained on a quarterly basis. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2017 or 2016.
We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be other-than-temporarily impaired as of December 31, 2017. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios” below.
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

Purchased Credit Impaired (“PCI”) Loans
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
Goodwill
We assess goodwill for impairment annually. Before applying the two-step goodwill impairment test, in accordance with ASC 350 “Intangibles - Goodwill and Other”, we make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. We assessed certain qualitative factors to determine whether impairment was likely including: our market capitalization, capital adequacy, continued performance compared to peers, and continued improvement in asset quality trends, among others. Based on our qualitative assessment, we were not required to perform the two-step impairment test as of December 31, 2017.
Goodwill may also be tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
Income Taxes
The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Note 10 to our Consolidated Financial Statements presented elsewhere in this Report. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position. We account for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.

Section 382 of the Internal Revenue Code imposes a limitation (“382 Limitation”) on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carry-forwards, when it undergoes a 50% ownership change over a designated testing period not to exceed three years (“382 Ownership Change”). As a result of the acquisition on July 29, 2016, Wilshire Bancorp underwent a 382 Ownership Change resulting in a 382 Limitation to its net operating loss and tax credit carry-forwards. Wilshire Bancorp did not have a net unrealized built in loss as of the 382 Ownership Change date. Given the applicable 382 Limitation, we expect to fully utilize Wilshire Bancorp’s net operating loss and tax credit carry-forwards before expiration. However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger a future Section 382 Ownership Change which could limit the our use of these tax attributes.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available and as a result have recorded $25.42 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. See Note 10 to the consolidated financial statements for further details.

Results of Operations
Operations Summary
Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from the loans we extend to our customers and investments, and interest expense is generated from interest bearing deposits our customers have with us and borrowings that we may have, such as FHLB advances, federal funds purchased, and subordinated debentures. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest bearing liabilities, and the rates received or paid on them, as well as our ability to maintain sound asset quality and appropriate levels of capital and liquidity. As mentioned above, interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions.
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
The other source of our income is noninterest income, including service charges and fees on deposit accounts, loan servicing fees, fees from trade finance activities, net gains on sale of loans that were held for sale and investment securities available for sale, and other income and fees. Our noninterest income can be reduced by charges for other than temporary impairment on investment securities.
In addition to interest expense, our income is impacted by provisions for loan losses and noninterest expense, primarily salaries and benefits and occupancy expense. The following table presents our condensed consolidated statements of income and the increases year over year.

	Year Ended December 31, 2017	Increase		Year Ended December 31, 2016	Increase		Year Ended December 31, 2015
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$572,104	$150,170	36%	$421,934	$108,274	35%	$313,660
Interest expense	90,724	32,145	55%	58,579	17,961	44%	40,618
Net interest income	481,380	118,025	32%	363,355	90,313	33%	273,042
Provision for loan losses	17,360	8,360	93%	9,000	1,000	13%	8,000
Noninterest income	66,415	14,596	28%	51,819	8,128	19%	43,691
Noninterest expense	266,601	51,626	24%	214,975	61,591	40%	153,384
Income before income tax provision	263,834	72,635	38%	191,199	35,850	23%	155,349
Income tax provision	124,389	46,937	61%	77,452	14,361	23%	63,091
Net income	$139,445	$25,698	23%	$113,747	$21,489	23%	$92,258
Net Income
Our net income was $139.4 million for 2017 compared to $113.7 million for 2016 and $92.3 million for 2015. Our earnings per common share based on fully diluted shares were $1.03, $1.10 and $1.16 for 2017, 2016 and 2015, respectively. The return on average assets was 1.02%, 1.10% and 1.25% and the return on average stockholders’ equity was 7.31%, 8.47% and 10.11% for 2017, 2016 and 2015, respectively. The decline in return on average assets and average stockholders’ equity was due to the enactment of the Tax Act on December 22, 2017 which resulted in a one-time incremental income tax provision expense from the reassessment of our net deferred tax assets and investments in affordable housing partnerships at a lower corporate tax rate. The total impact to tax provision as a result of the reassessment was $25.4 million consisting of $23.8 million related to our adjustment of our net deferred tax assets and $1.6 million for the adjustment to our investments in affordable housing partnerships.

Impact of Acquisitions
The comparability of our operating results is affected by our acquisition of Wilshire Bancorp in July 2016. We acquired $4.63 billion in total assets from Wilshire at the time of the acquisition. The acquisition was accounted for using the acquisition method of accounting and, accordingly, Wilshire’s operating results have been included in the consolidated financial statements from the acquisition date. In addition to Wilshire, we acquired Foster Bancshares and Pacific International Bancorp in 2013. Financial information for the year 2017 reflects a full year of combined operations subsequent to the merger with Wilshire, while 2016 reflects seven months of stand-alone operations and five months of combined operations.
Income before income tax provision for the year ended December 31, 2017 and 2016 was impacted by the accretion of discounts and the amortization of premiums relating to past acquisitions. The following table summarizes the accretion and amortization adjustments that are included in net income for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Accretion on purchased non-impaired loans	$18,372	$9,330	$9,840
Accretion on purchased credit-impaired loans	21,542	15,817	7,179
Amortizations of premium on low income housing tax credits	(338)	(127)	—
Amortization of premiums on acquired FHLB borrowings	1,597	973	384
Accretion of discounts on acquired subordinated debt	(1,045)	(539)	(169)
Amortization of premiums on acquired time deposits and savings	4,903	5,857	186
Amortization of core deposit intangibles	(2,703)	(1,732)	(1,068)
Total acquisition accounting adjustments	$42,328	$29,579	$16,352
Merger-related expenses	(1,781)	(16,914)	(1,540)
Total	$40,547	$12,665	$14,812

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
Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, the interest rate environment, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the FRB.
The following table presents our net interest margin, net interest rate spread, and our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds, for the periods indicated:

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans(1)(2)(3)	$10,642,349	$529,760	4.98%	$8,121,897	$392,127	4.83%	$5,846,658	$291,344	4.98%
Securities(3)	1,679,468	36,917	2.20%	1,276,068	25,442	1.99%	871,010	18,611	2.14%
FRB and FHLB stock and other investments	360,086	5,427	1.51%	281,824	4,365	1.55%	313,904	3,705	1.18%
Total interest earning assets	12,681,903	572,104	4.51%	9,679,789	421,934	4.36%	7,031,572	313,660	4.46%
Total noninterest earning assets	967,060			662,274			357,958
Total assets	$13,648,963			$10,342,063			$7,389,530

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,490,440	31,856	0.91%	$2,587,548	21,136	0.82%	1,697,033	12,430	0.73%
Savings	268,292	1,354	0.50%	234,332	1,282	0.55%	193,610	1,670	0.86%
Time certificates	4,037,259	41,692	1.03%	3,219,484	25,673	0.80%	2,377,993	19,312	0.81%
FHLB advances and federal funds purchased	787,119	10,706	1.36%	619,557	7,560	1.22%	503,127	5,645	1.12%
Other borrowings	96,363	5,116	5.24%	64,165	2,928	4.49%	40,694	1,561	3.78%
Total interest bearing liabilities	8,679,473	90,724	1.05%	6,725,086	58,579	0.87%	4,812,457	40,618	0.84%
Noninterest bearing liabilities and equity:
Demand deposits	2,955,895			2,191,620			1,611,068
Other liabilities	105,849			82,403			53,396
Stockholders’ equity	1,907,746			1,342,954			912,609
Total liabilities and stockholders’ equity	$13,648,963			$10,342,063			$7,389,530

Net interest income		$481,380			$363,355			$273,042
Net interest margin			3.80%			3.75%			3.88%
Net interest spread(4)			3.46%			3.49%			3.62%
Cost of funds(5)			0.78%			0.66%			0.63%
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
(4) Yield on interest earning assets minus cost of interest bearing liabilities.
(5) Yield on interest bearing liabilities and noninterest bearing deposits.

The following table presents net loan origination fees, loan prepayments fee income, interest reversed for nonaccrual loans, and discount accretion income included as part of loan interest income for the years indicated:

Year ended December 31,	Net Loan Origination Fees	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2017	$1,485	$3,963	$(419)	$39,914
2016	$1,798	$3,491	$(483)	$25,147
2015	$1,540	$2,202	$27	$17,019
Net Interest Income
Net interest income was $481.4 million for 2017, compared to $363.4 million for 2016 and $273.0 million for 2015. Changes in net interest income are a function of changes in interest rates and volume of interest earning assets and interest bearing liabilities. The table below sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	For the year ended December 31,
	2017 Compared to 2016			2016 Compared to 2015
	Net Increase	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$137,633	$12,512	$125,121	$100,783	$(9,327)	$110,110
Interest on securities	11,475	2,810	8,665	6,831	(1,318)	8,149
Interest on other investments	1,062	(120)	1,182	660	1,068	(408)
TOTAL INTEREST INCOME	$150,170	$15,202	$134,968	$108,274	$(9,577)	$117,851
INTEREST EXPENSE:
Interest on demand deposits	$10,720	$2,697	$8,023	$8,706	$1,567	$7,139
Interest on savings	72	(104)	176	(388)	(692)	304
Interest on time deposits	16,019	8,608	7,411	6,361	(355)	6,716
Interest on FHLB advances and federal funds purchased	3,146	937	2,209	1,915	526	1,389
Interest on other borrowings	2,188	545	1,643	1,367	334	1,033
TOTAL INTEREST EXPENSE	$32,145	$12,683	$19,462	$17,961	$1,380	$16,581
NET INTEREST INCOME	$118,025	$2,519	$115,506	$90,313	$(10,957)	$101,270
Net interest income before provision for loan losses increased by $118.0 million, or 32%, during 2017. The increase was primarily due to an increase in average interest earning assets by 31% during the year which resulted in an increase of $135.0 million in interest income due to volume. Interest bearing liabilities increased by 29% for 2017 compared to the previous year, which resulted in an increase of $19.5 million in interest expense due to volume. Although yields on interest earnings assets increased for 2017 compared to 2016, the increase was largely offset by the increase in cost of deposits for the same period.
Net interest income increased $90.3 million, or 33%, during 2016. The increase was primarily due to an increase in average interest earning assets by 38% during the year which resulted in an increase of $117.9 million in interest income due to volume. Interest bearing liabilities increased 40% during the year. The corresponding increase in interest expense due to volume was $16.6 million. The growth in interest earning assets was partially offset by decreasing yields in both loans and investment securities throughout the same period.
Average interest earnings assets and liabilities for 2017 included the full year impact from assets acquired and liabilities assumed from Wilshire, while average interest earnings assets and liabilities for 2016 included only five months of asset and liability balances acquired from Wilshire.

Interest Income
Interest income was $572.1 million for 2017, compared to $421.9 million for 2016 and $313.7 million for 2015. The yield on average interest earning assets was 4.51% for 2017, compared to 4.36% for 2016 and 4.46% for 2015.
Comparison of 2017 with 2016
The increase in interest income of $150.2 million, or 36%, for 2017 compared to 2016 was primarily a result of the growth in total loans and investments. The increase in 2017 was a result of both organic growth and the full year impact of the assets acquired from Wilshire compared to only a five month impact of assets acquired from Wilshire for 2016. Average total loans increased $2.52 billion in 2017 compared to 2016 and total investments increased $403.4 million in the same period. Discount accretion income on acquired loans increased in 2017 totaling $39.9 million compared to $25.1 million for 2016. Accretion income on loans acquired from Wilshire was recognized throughout the entire year in 2017, whereas in 2016, accretion income was recorded in only the last five months of the year subsequent to the acquisition in July 2016.
Comparison of 2016 with 2015
The increase in interest income of $108.3 million, or 35%, for 2016 compared to 2015 was primarily a result of income on loans and investments acquired from the acquisition of Wilshire in July 2016. The fair value of loans acquired from Wilshire at acquisition totaled $3.82 billion and the fair value of investments totaled $478.9 million. The average balances of gross loans increased by $2.28 billion during the year and average investments increased by $405.1 million for the same period. This increase in interest income from the increase in overall loans was partially offset by a decline in interest income from a reduction in loan yield. Loan discount accretion increased by $8.1 million, from $17.0 million for the year ended December 31, 2015 to $25.1 million for the year ended December 31, 2016.
Interest Expense
Deposits
Interest expense on deposits was $74.9 million for 2017 compared to $48.1 million for 2016 and $33.4 million for 2015. The average cost of deposits was 0.70% for 2017, compared to 0.58% for 2016 and 0.57% for 2015. The average cost of interest bearing deposits was 0.96%, compared to 0.80% for 2016 and 0.78% for 2015.
Comparison of 2017 with 2016
The increase in interest expense on total deposits of $26.8 million, or 56%, for 2017, compared to 2016 was due to an increase in interest bearing liabilities in addition to an overall increase in rates offered in 2017. Federal funds rates was increased by the Federal Open Market Committee (“FOMC”) in June of 2017 and again in December of 2017. As of result of the 25 basis point increase in interest rates in June 2017, many of our deposits were priced higher and time deposits were renewed and opened at higher interest rates increasing our total cost of deposits for 2017. In addition, average deposits for 2017 included a full year of balances assumed from Wilshire while 2016 only reflected five months of assumed deposits in the average deposit balance. The average balance of noninterest bearing deposits accounted for 27.5% of total average deposits at December 31, 2017 compared to 26.6% at December 31, 2016.
Comparison of 2016 with 2015
The increase in interest expense on total deposits of $14.7 million, or 44%, for 2016, compared to 2015 was due to an increase in interest bearing deposits acquired from Wilshire. The fair value of deposits assumed from Wilshire at acquisition was $3.81 billion. The average balance of interest bearing deposits increased by $1.77 billion in 2016 compared to 2015. In addition, the average rate on average interest bearing deposits increased by 2 basis points. The average balance of noninterest bearing deposits accounted for 26.6% of total average deposits at December 31, 2016, compared to 27.4% at December 31, 2015.
Borrowings
Borrowings include borrowings from the FHLB, federal funds purchased, and subordinated debentures. As part of our asset-liability management, we utilize FHLB advances to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB advances and federal funds purchased were $787.1 million in 2017, compared to $619.6 million in 2016 and $503.1 million in 2015. Interest expense on FHLB advances and federal funds purchased was $10.7 million for 2017 compared to $7.6 million for 2016 and $5.6 million for 2015. The average cost of FHLB advances and federal funds purchased was 1.36% for 2017, compared to 1.22% for 2016 and 1.12% for 2015. The average cost of FHLB advances and federal funds purchased includes the amortization of premiums recorded on advances acquired from prior acquisitions. Total amortization for 2017 was $1.6 million, compared to $973 thousand in 2016 and $384 thousand in 2015. We repaid $1.02 billion in FHLB advances in 2017 with an average rate of 1.02%. In addition, we borrowed $1.49 billion in FHLB advances and federal funds purchased with an average rate of 1.39% in 2017.
Other borrowings include subordinated debentures which bear interest at 3-month LIBOR plus a designated spread. With the acquisition of Wilshire, we assumed four subordinated debentures at a fair value of $56.9 million. There were no other changes in our balance of subordinated debentures during 2016 or 2017, except for the increase related to the discount accretion on subordinated debentures acquired from previous acquisitions.
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
Comparison of 2017 with 2016
The provision for loan losses was $17.4 million for 2017, an increase of $8.4 million, or 93%, from $9.0 million for 2016. The provision was calculated based on net charge offs of $12.2 million during the year and an increase in the required allowance for loan losses primarily due to an increase in loan volume which also contributed to the increase in provision.
Comparison of 2016 with 2015
The provision for loan losses was $9.0 million for 2016, an increase of $1.0 million, or 13%, from $8.0 million for 2015. The provision was calculated based on net charge offs of $6.1 million during the year and an increase in the required allowance for loan losses primarily due to an increase in loan volume. Loans acquired from Wilshire during 2016 were recorded at fair value and therefore did not significantly impact the provision for loan losses during the year.
See “Financial Condition—Allowance for Loan Losses” for a description of our methodology for determining the allowance for loan losses.
Noninterest Income
Noninterest income is primarily comprised of service charges on deposit accounts, net gains on sales of SBA and residential mortgage loans, and other fees and income. Noninterest income was $66.4 million for 2017 compared to $51.8 million for 2016 and $43.7 million for 2015.
Comparison of 2017 with 2016
The increase in noninterest income for 2017 over 2016 primarily reflected increases in service charges on deposit accounts, loan servicing fees, net gain on sales of SBA loans, and other income and fees.
Service charges on deposits increased $4.7 million, or 29%, to $20.6 million due mostly to an increase of $2.8 million in analysis fees charged on demand deposits accounts and an increase of $1.3 million in non-sufficient funds collected from business and personal accounts. The increase in deposits service charges in 2017 was largely due to the full year impact of the increase in deposits from the acquisition of Wilshire.
Loan servicing fees increased by $1.9 million, or 54%, to $5.4 million in 2017 compared to $3.5 million in 2016. The increase in loan servicing fees in 2017 was primarily a result of an increase in sales of residential loans and SBA loans in 2016 and 2017. We earn servicing fees on loans we continue to service subsequent to the sale of the loan. As more loans continue to be sold, our servicing fees continue to increase until the loans are paid off.
Net gains on sales of SBA loans increased by $4.0 million, or 46%, to $12.8 million in 2017 from $8.8 million in 2016. The volume of sales of SBA loans and the net gains recorded from the sales are primarily driven by the production of SBA loans which increased during in 2017. SBA loans sold totaled $177.4 million in 2017 compared to $116.1 million in 2016. The increase in SBA loans sold in 2017 was due to the full year operations of the combined bank after the merger with Wilshire, while 2016 represented only five months of combined operations.

Other income and fees increased by $3.1 million, or 27% in 2017 compared to 2016. Loan recoveries on pre-merger charged-off loans and miscellaneous income increased $1.2 million in 2017 and gains on sale of fixed assets increased by $1.0 million in 2017 compared to the previous year mostly due to the sale of a building and associated land at the end of 2017.
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
Other income and fees increased by $3.8 million, or 48%, during 2016 compared to 2015. Miscellaneous income increased $1.8 million in 2016 and fee income from our loan hedging product increased by $789 thousand during the year due to an increase in the volume of transactions. Credit card processing fees also increased by $865 thousand during 2016. Overall other income and fees increased in 2016 compared to 2015 due to the acquisition of Wilshire.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31, 2017	Increase (Decrease)		Year Ended December 31, 2016	Increase (Decrease)		Year Ended December 31, 2015
(Dollars in thousands)		Amount	%		Amount	%
Service fees on deposit accounts	$20,619	$4,655	29%	$15,964	$3,758	31%	$12,206
International service fees	4,494	801	22%	3,693	245	7%	3,448
Loan servicing fees, net	5,433	1,914	54%	3,519	384	12%	3,135
Wire transfer fees	5,057	731	17%	4,326	694	19%	3,632
Net gains on sales of SBA loans	12,774	4,024	46%	8,750	(3,915)	(31)%	12,665
Net gains on sales of other loans	2,927	7	—%	2,920	2,650	981%	270
Net gains on sales or called securities available for sale	301	(649)	(68)%	950	526	124%	424
Other income and fees	14,810	3,113	27%	11,697	3,786	48%	7,911
Total noninterest income	$66,415	$14,596	28%	$51,819	$8,128	19%	$43,691
Noninterest Expense
Noninterest expense is primarily comprised of salaries and benefit expense, occupancy expense, furniture and equipment expense, advertising expenses, professional fees, investment in affordable housing partnership expenses, and other expenses. Noninterest expense was $266.6 million for 2017, compared to $215.0 million for 2016 and $153.4 million for 2015. The increases in noninterest expenses were $51.6 million, or 24%, for 2017 compared to 2016, and $61.6 million, or 40%, for 2016 compared to 2015.
Comparison of 2017 with 2016
The increase in noninterest expense for 2017 over 2016 was due mostly to increases in salaries and employee benefits, occupancy expenses, furniture and equipment, advertising and marketing, professional fees, and investment in affordable housing partnership expenses partially offset by a decline in merger and integration expenses and credit related expenses. Most noninterest expense line items aside from merger and integration expenses and credit related expense increased in 2017 compared to 2016 as expenses for 2017 represented a full year of combined operations after the merger with Wilshire while 2016 represented only five month of combined operations and related expenditures.
Salaries and employee benefits totaled $144.7 million for 2017, an increase of $36.7 million, or 34%, compared to $107.9 million for 2016. The increase was comprised of a $28.2 million increase in employee salary expenses and an increase of $8.5 million in employee benefits. These increases primarily reflect increases in the number of full-time equivalent employees to 1,470 at December 31, 2017, from 1,372 as of December 31, 2016, and 938 at December 31, 2015. The increase in salaries and employee benefits was due to an increase in full-time employees and because 2017 reflected a full year of combined expenses including staff acquired from Wilshire while 2016 reflected salary and benefit expenses for only the last five months of combined operations.

Occupancy expense increased $4.0 million, or 16%, to $28.6 million for 2017 compared to $24.6 million for 2016. With the acquisition of Wilshire, we assumed 35 branches offices and six loan production offices. Although some of these locations were subsequently closed in accordance with our branch consolidation plan, the remaining lease locations contributed to the overall increase in occupancy expenses for 2017 compared to 2016. The increase in expenses for 2017 was due to the full year of expenditure for leases acquired from Wilshire while 2016 expenditures included Wilshire related lease expenses for only the last five months of the year.
Furniture and equipment expenses increased $2.9 million, or 25%, to $14.6 million for 2017 compared to $11.7 million for 2016. The increase in these expenses in 2017 compared to the previous year was also due to the full year of combined furniture and equipment expenses after the merger with Wilshire compared to only five months of expenses after the merger with Wilshire in 2016.
Advertising and marketing expenses increased $3.0 million, or 40%, to $10.3 million for 2017 compared to $7.3 million in 2016. Advertising and marketing expenses for 2017 included $1.5 million in sponsorship fees paid to sponsor the Ladies Professional Golf Association (“LPGA”) Bank of Hope Founders Cup event for the first time in March 2017. The remaining increase in 2017 was due to a full year of expenses for the combined entity after the merger with Wilshire compared to five months of combined expenses for 2016.
Professional fees increased $8.4 million, or 128%, to $15.0 million for 2017 compared to $6.6 million for 2016. The increase in professional fees for 2017 compared 2016 was due to an increase in predecessor external auditor fees as well as additional consulting costs associated with new compliance requirements as a result of exceeding $10 billion in total assets. We also had an increase in legal fees for 2017 compared 2016 due mostly to fees related to the proposed merger with U & I Financial Corp., which was terminated in September 2017.
Investments in affordable housing partnership expenses increased $9.8 million, or 238%, to $13.9 million for 2017 compared to $4.1 million in 2016. In 2017, we recorded an impairment of $3.3 million on our investments in affordable housing partnerships after an analysis of the individual investment carrying values compared to their expected future tax benefits. We also recorded an impairment of $1.6 million as a direct result of the Tax Act, which reduced the corporate tax rate to 21%. The impairment that resulted due to the tax reform, was recorded as an increase in tax provision expenses. Other investments in affordable housing partnership expenses are recorded based on the financial statements of the investment projects. We make investments in affordable housing partnerships and receive Community Reinvestment Act credit and tax credits which reduces our overall tax provision rate. Investments in affordable housing partnership expenses that are not impairment related are based on the performance of the underlying investment. We receive updated financial information for our affordable housing partnerships investments and record losses based on the performance of the investment. These losses will eventually be offset by tax credits which reduce our tax provision expense. Investments in affordable housing partnerships increased from $70.1 million at December 31, 2016 to $81.0 million at December 31, 2017.
Credit related expenses decreased $2.4 million, or 80%, to $582 thousand for 2017 compared to $3.0 million for 2016. Credit related expenses declined in 2017 compared to 2016 largely due to a $2.8 million provision reversal for off balance sheet unfunded commitments recorded during the third quarter of 2017. Updated information related to off balance sheet unfunded commitments and utilization rates used in the calculation of the allowance for unfunded commitments resulted in a $2.8 million reduction in the required allowance for the third quarter of 2017. Reserves for off balance sheet unfunded commitments at December 31, 2017 totaled $836 thousand compared to $3.2 million at December 31, 2016.
Merger and integration expenses decreased $15.1 million, or 89%, to $1.8 million for 2017 compared to $16.9 million in 2016. The decline in merger and integration expenses was due to a decline in expenses related to the merger with Wilshire. The bulk of merger and integration expenses for 2016 were related to advisory and legal fees associated with preparing for the acquisition of Wilshire. With the merger completed in 2016, these expenses were greatly reduced in 2017. Merger and integration expense for 2017 mostly consisted of remaining expenses related to the merger with Wilshire but also included expenses for the now terminated merger with U & I Financial Corp.
Other expenses increased $2.0 million, or 13%, to $16.8 million in 2017 compared to $14.8 million in 2016. Amortization of core deposit intangible included in other expenses increased $1.0 million from $1.7 million in 2016 to $2.7 million in 2017. The increase in other expenses was mostly due to a full year of combined other expenses after the merger with Wilshire compared to only five month of combined expenses recorded for 2016.
Comparison of 2016 with 2015
The increase in noninterest expense for 2016 over 2015 was due mostly to increases in salaries and employee benefits, merger and integration expenses, and occupancy expenses. All noninterest expense line items were increased in 2016 compared to 2015 due to the acquisition of Wilshire in the third quarter of 2016.

Salaries and employee benefits totaled $107.9 million for 2016, an increase of $23.0 million, or 27% compared to $84.9 million for 2015. The increase was comprised mostly of a $14.1 million increase in employee salaries and an increase of $4.1 million in provision for bonuses. These increases primarily reflect increases in the number of full-time equivalent employees to 1,372 at December 31, 2016 from 938 as of December 31, 2015. The increase in full-time employees was directly a result of the acquisition of Wilshire in the third quarter of 2016.
Occupancy expense increased $5.2 million, or 27%, to $24.6 million for 2016 compared to $19.4 million in 2015. With the acquisition of Wilshire, we assumed 35 branches offices and six loan production offices. Although some of these locations were closed with our branch consolidation plan, the remaining lease locations contributed to the overall increase in occupancy expenses for 2016.
Merger and integration expenses increased $15.4 million to $16.9 million for 2016 compared to $1.5 million in 2015. Of the $16.9 million in merger and integration expenses for 2016, $16.8 million was related to the acquisition of Wilshire in July 2016. The bulk of these expenses were related to financial advisory and legal fees associated with preparing for the acquisition of Wilshire.
Other expenses increased $5.3 million, or 56%, to $14.8 million in 2016, compared to $9.5 million in 2015. The increase in other expenses was attributed to increases in amortization on our core deposit intangible assets and an increase in expenses related to our directors. All of these increases were in some way related to the acquisition of Wilshire.
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31, 2017	Increase (Decrease)		Year Ended December 31, 2016	Increase		Year Ended December 31, 2015
(Dollars in thousands)		Amount	%		Amount	%
Salaries and employee benefits	$144,669	$36,725	34%	$107,944	$23,045	27%	$84,899
Occupancy	28,587	4,013	16%	24,574	5,183	27%	19,391
Furniture and equipment	14,643	2,917	25%	11,726	2,481	27%	9,245
Advertising and marketing	10,281	2,961	40%	7,320	2,230	44%	5,090
Data processing and communications	12,179	776	7%	11,403	2,224	24%	9,179
Professional fees	14,954	8,398	128%	6,556	971	17%	5,585
Investment in affordable housing partnerships expenses	13,862	9,762	238%	4,100	2,658	184%	1,442
FDIC assessments	5,173	1,008	24%	4,165	77	2%	4,088
Credit related expenses	582	(2,372)	(80)%	2,954	1,030	54%	1,924
OREO expense, net	3,100	608	24%	2,492	969	64%	1,523
Merger and integration expense	1,781	(15,133)	(89)%	16,914	15,374	998%	1,540
Other	16,790	1,963	13%	14,827	5,349	56%	9,478
Total noninterest expense	$266,601	$51,626	24%	$214,975	$61,591	40%	$153,384
Income Tax Provision
The provision for income taxes for 2017 was $124.4 million, compared to $77.5 million in 2016 and $63.1 million in 2015. The effective income tax rate was 47.15% for 2017 compared to 40.51% for 2016 and 40.61% for 2015. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act which among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Act, we had to reassess our net deferred tax assets and investments in affordable housing partnerships at the lower tax rate. This resulted in additional tax provision expenses of $25.4 million which increased our overall tax rate for 2017. See Note 10 of Notes to Consolidated Financial Statements for more detailed information on income taxes.

Financial Condition
Our total assets were $14.21 billion at December 31, 2017 compared to $13.44 billion at December 31, 2016, an increase of $765.3 million, or 6% year over year. The increase in assets for 2017 compared to 2016 was principally due to the increase in loans from higher loan originations in 2017 as well as an increase in investment securities due to purchases throughout the year.
Loan Portfolio
We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans, trade finance, and consumer loans. Gross loans receivable rose by $559.2 million to $11.10 billion at December 31, 2017 from $10.54 billion at December 31, 2016. The remaining discount on acquired loans at December 31, 2017 totaled $85.5 million compared to $110.4 million at December 31, 2016.
We experienced an increase in all loan types apart from residential real estate and commercial business loans in 2017 compared to the previous year. The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and vary as the prime lending rate varies. Approximately 43% of our total loans were adjustable rate loans at December 31, 2017 compared to 47% at December 31, 2016.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us, if any. As of December 31, 2017, our lending limit was approximately $245.1 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of approximately $408.5 million to one borrower. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $127.8 million, which were performing at December 31, 2017.
The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan portfolio composition:
Real estate loans:
Residential	$49,774	0%	$57,884	1%	$33,797	0%	$21,415	0%	$10,039	0%
Commercial	8,142,036	73%	7,842,573	75%	4,912,655	78%	4,324,349	78%	3,821,163	75%
Construction	316,412	3%	254,113	2%	123,030	2%	94,086	2%	72,856	2%
Total real estate loans	8,508,222	76%	8,154,570	78%	5,069,482	80%	4,439,850	80%	3,904,058	77%
Commercial business	1,780,869	16%	1,832,021	17%	980,153	16%	903,621	16%	949,093	19%
Trade finance	166,664	2%	154,928	1%	99,163	2%	134,762	2%	124,685	2%
Consumer and other	647,102	6%	403,470	4%	102,573	2%	89,849	2%	98,507	2%
Total loans outstanding	11,102,857	100%	10,544,989	100%	6,251,371	100%	5,568,082	100%	5,076,343	100%
Less: deferred loan fees	(282)		(1,657)		(3,030)		(2,890)		(2,168)
Gross loans receivable	11,102,575		10,543,332		6,248,341		5,565,192		5,074,175
Less: allowance for loan losses	(84,541)		(79,343)		(76,408)		(67,758)		(67,320)
Loans receivable, net	$11,018,034		$10,463,989		$6,171,933		$5,497,434		$5,006,855
Real Estate Loans
Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Real estate loans secured by non-consumer residential real estate comprise less than 1% of the total loan portfolio (consumer residential mortgage loans are classified separately as consumer loans). Construction loans are also a small portion of the total real estate portfolio, comprising approximately 3% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $353.7 million or, 4%, to $8.51 billion at December 31, 2017 from $8.15 billion at December 31, 2016. The increase was mostly due to higher levels of loan originations for the year ended December 31, 2017 compared to the prior year.

Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, commercial SBA loans, equipment leasing loans, and warehouse lines of credit. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. Warehouse lines of credit are used by mortgage originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial and industrial loan treatment for these types of loans. During 2017, commercial business loans decreased $51.2 million, or 3%, to $1.78 billion at December 31, 2017 from $1.83 billion at December 31, 2016, primarily due to a decline in warehouse lines of credit. Consumer loans comprise approximately 6% of the total loan portfolio. Most of our consumer loan portfolio consists of single-family mortgages, but also include automobile loans, home equity lines and loans, signature (unsecured) lines of credit and loans, and credit card loans. Consumer loans increased $243.6 million, or 60%, to $647.1 million at December 31, 2017 from $403.5 million at December 31, 2016. The increase in consumer loans was due primarily to an increase in originations of single-family mortgages in 2017.
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Commitments to extend credit	$1,526,981	$1,592,221	$802,251	$586,714	$668,306
Standby letters of credit	74,748	63,753	45,083	41,987	44,190
Other commercial letters of credit	74,147	52,125	36,256	37,439	56,380
Total	$1,675,876	$1,708,099	$883,590	$666,140	$768,876

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

Nonperforming assets were $125.2 million at December 31, 2017 compared to $111.2 million at December 31, 2016. Nonperforming assets at December 31, 2017 increased from nonperforming assets at December 31, 2016 due to the increase in nonaccrual loans which was partially offset by a decline in OREO. The following table illustrates the composition of nonperforming assets and nonperforming loans by legacy loans (loans originated by us) and acquired loans as of the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans	$46,775	$40,074	$40,801	$46,353	$39,154
Loans past due 90 days or more and still accruing	407	305	375	361	5
Accruing restructured loans	67,250	48,874	47,984	57,128	33,904
Total nonperforming loans	114,432	89,253	89,160	103,842	73,063
Other real estate owned	10,787	21,990	21,035	21,938	24,288
Total nonperforming assets	$125,219	$111,243	$110,195	$125,780	$97,351

Nonaccrual loans:
Legacy Portfolio	$28,235	$28,944	$28,469	$28,815	$18,440
Acquired Portfolio	18,540	11,130	12,332	17,538	20,714
Total nonaccrual loans	$46,775	$40,074	$40,801	$46,353	$39,154

Nonperforming loans:
Legacy Portfolio	$77,305	$74,890	$73,422	$83,609	$50,536
Acquired Portfolio	37,127	14,363	15,738	20,233	22,527
Total nonperforming loans	$114,432	$89,253	$89,160	$103,842	$73,063
Subsequent to December 31, 2017, we downgraded one lending relationship with two commercial business loans with ties to the entertainment industry to nonaccrual status because additional information came to light that could potentially affect the collectibility of these loans. Although these two loans totaling $13.5 million were performing and well secured as of December 31, 2017, as of this Report date, it is probable that we will not be able to fully collect all of the principal and interest on these loans in accordance with the contractual terms.

Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding as of December 31, 2017.

	December 31, 2017
	Loans Maturing
	Within One Year	After One to Five Years	After Five Years	Total Loans Outstanding
	(Dollars in thousands)
Real estate loans:
Residential	$8,030	$31,888	$9,856	$49,774
Commercial	744,389	4,079,659	3,317,988	8,142,036
Construction	253,272	59,773	3,367	316,412
Total real estate loans	1,005,691	4,171,320	3,331,211	8,508,222
Commercial business loans	822,939	560,072	397,858	1,780,869
Trade finance loans	165,734	930	—	166,664
Consumer loans	34,507	25,726	586,869	647,102
Total loans outstanding	$2,028,871	$4,758,048	$4,315,938	$11,102,857

Fixed	$540,169	$3,299,120	$2,440,850	$6,280,139
Variable	1,488,702	1,458,928	1,875,088	4,822,718
Total loans outstanding	$2,028,871	$4,758,048	$4,315,938	$11,102,857
Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Houston, Dallas, Chicago, and Seattle metropolitan areas. At December 31, 2017, loans from California represented 67.9% of the total loans outstanding and loans from New York and New Jersey represented 14.5%. The remaining 17.6% of total loans outstanding represented loans from other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the California market, most of our business activity is with customers located within Los Angeles County (58.7%). Therefore, our exposure to credit risk is significantly affected by changes in the economy in the Los Angeles County area. Within our commercial real estate loan portfolio, the largest industry concentrations are hotel/motel (19.2%), retail building (21.0%), gas station & car wash (11.3%), and industrial & warehouse (10.1%). Within our commercial and industrial loan portfolio, the largest industry concentrations are wholesalers (22.7%), retail trade (18.1%), manufacturing (14.7%), and services (10.1%).
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
The allowance for loan losses was $84.5 million at December 31, 2017, compared to $79.3 million at December 31, 2016. We recorded provisions for loan losses of $17.4 million in 2017 compared to $9.0 million in 2016, and $8.0 million in 2015.

During 2017, we charged off $17.4 million in loans outstanding and recovered $5.2 million in loans previously charged off. Total Criticized Loans, or loan rated special mention, substandard, doubtful, or loss, at December 31, 2017 were $568.5 million compared to $556.7 million at December 31, 2016. The allowance for loan losses was 0.76% of gross loans at December 31, 2017 compared to 0.75% at December 31, 2016. In addition to allowance for loan losses, we had $836 thousand in allowances for unused loan commitments as of December 31, 2017, compared to $3.2 million as of December 31, 2016.
For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and incurred losses. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. We further segregate these stratifications between loans accounted for under the amortized cost method (referred to as “Legacy Loans”) and loans acquired (referred to as “Acquired Loans”), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses. See “Financial Condition—Allowance for Loan Losses Methodology” for a detailed description of our loan loss methodology.
Impaired loans as defined by ASC 310-10-35, totaled $114.3 million and $140.4 million, respectively, as of December 31, 2017 and December 31, 2016, with specific allowances of $5.3 million and $7.4 million, respectively. The MLC, DLC, and the Management ALLL Committee of the Bank all review the adequacy of the allowance for loan losses on at least a quarterly basis and more frequently as needed. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, we believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2017. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.
The following table presents total nonaccrual and delinquent loans (loans past due 30 to 89 days) as of the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Real estate—Residential	$—	$679	$—	$—	$—
Real estate—Commercial	33,838	37,649	28,085	34,051	35,492
Real estate—Construction	1,300	2,813	1,369	1,521	—
Commercial business	25,546	13,076	15,893	12,875	11,366
Trade finance	—	2,556	1,731	3,194	1,031
Consumer and other	10,451	1,643	2,087	1,211	1,364
Total Nonaccrual and Delinquent Loans	$71,135	$58,416	$49,165	$52,852	$49,253
Nonaccrual loans included above	$46,775	$40,074	$40,801	$46,353	$39,154
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including but not limited to: current financial information, historical payment experience, credit documentation, public information, and current economic trends. We analyze loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. This analysis is performed on at least a quarterly basis. We use the following definitions for risk ratings:

•	Pass: Loans that meet a preponderance or more of our underwriting criteria and evidence an acceptable level of risk.

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

•
Doubtful/Loss: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans assigned a risk rating of Special Mention or worse are referred to as Criticized Loans and loans assigned a risk rating of Substandard or worse are referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Special Mention	$214,891	$243,656	$104,186	$122,335	$89,489
Substandard	353,222	311,106	201,362	221,875	258,500
Doubtful	362	1,949	2,214	2,187	7,861
Loss	—	—	—	—	—
Total Criticized Loans	$568,475	$556,711	$307,762	$346,397	$355,850
The following table shows the provision for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding and other pertinent ratios as of the dates and for the years indicated:

	At or For The Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale (net of deferred fees)	$10,642,349	$8,121,897	$5,846,658	$5,355,243	$4,692,089
Total loans receivables, excluding loans held for sale (net of deferred fees)	11,102,575	10,543,332	6,248,341	5,565,192	5,074,175
ALLOWANCE:
Balance—beginning of year	79,343	76,408	67,758	67,320	66,941
Loans charged off:
Commercial real estate	3,142	910	741	2,726	8,529
Commercial business and trade finance	13,300	7,293	3,530	14,933	12,973
Consumer and other loans	968	757	641	100	567
Total loans charged off	17,410	8,960	4,912	17,759	22,069
Less recoveries:
Commercial real estate	212	1,187	1,947	963	311
Commercial business and trade finance	4,996	1,614	3,011	4,366	1,937
Consumer and other loans	40	94	604	230	200
Total loan recoveries	5,248	2,895	5,562	5,559	2,448
Net loans charged off (recovered)	12,162	6,065	(650)	12,200	19,621
Provision for loan losses	17,360	9,000	8,000	12,638	20,000
Balance—end of year	$84,541	$79,343	$76,408	$67,758	$67,320

RATIOS:
Net loan charge-offs (recoveries) to average loans	0.11%	0.07%	(0.01)%	0.23%	0.42%
Allowance for loan losses to gross loans	0.76%	0.75%	1.22%	1.22%	1.33%
Net loan charge-offs (recoveries) to allowance for loan losses	14.39%	7.64%	(0.85)%	18.01%	29.15%
Net loan charge-offs (recoveries) to provision for loan losses	70.06%	67.39%	(8.13)%	96.53%	98.11%
Allowance for loan losses to nonperforming loans	73.88%	88.90%	85.70%	65.25%	92.14%

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
The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate—residential	$88	—%	$209	1%	$230	—%	$146	—%	$25	—%
Real estate—commercial	57,664	73%	49,917	75%	54,505	78%	46,535	78%	45,897	75%
Real estate—construction	930	3%	1,621	2%	917	2%	667	2%	628	2%
Commercial business	20,755	16%	23,547	17%	16,547	16%	16,471	16%	17,592	19%
Trade finance	1,716	2%	1,897	1%	3,592	2%	3,456	2%	2,653	2%
Consumer and other	3,388	6%	2,152	4%	617	2%	483	2%	525	2%
Total	$84,541	100%	$79,343	100%	$76,408	100%	$67,758	100%	$67,320	100%
The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss migration experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.
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
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). For non- impaired loans, including loans acquired without credit deterioration, the allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for a specified period determined by management and then weighted to give more weight to the most recent periods. That loss experience is then applied to the stratified portfolio at the end of each quarter. As of December 31, 2017, we utilized nineteen non-homogeneous loan pools in the quantitative analysis process. The non-impaired commercial real estate loan portfolio was stratified into fourteen different loan pools based on property types and the non-impaired commercial and industrial loan portfolio was stratified into five different loan pools based on loan type in order to allocate historic loss experience to more granular loan pools.
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
The scope for evaluation of individual impairment includes all loans risk graded Doubtful or Loss, all troubled debt restructured loans (“TDRs”) and all loans risk graded Substandard that are greater than $500 thousand regardless of performance under their contractual terms. Impaired loans at December 31, 2017 were $114.3 million, a net decrease of $26.1 million from $140.4 million at December 31, 2016. This net decrease in impaired loans is due primarily to payoffs and charge-offs of impaired loans in 2017.
Investment Security Portfolio
The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. All of our investment securities are classified as available-for-sale. The securities for which we have the ability and intent to hold to maturity may be classified as held-to-maturity securities. However, we do not currently maintain a held-for-maturity or trading portfolio.
Our available-for-sale securities totaled $1.72 billion at December 31, 2017, compared to $1.56 billion at December 31, 2016. We had no securities that were categorized as held-to-maturity at December 31, 2017 or 2016. We had securities matured, called, or paid down totaling $264.7 million and purchased $572.5 million in securities during the year. In 2017, we sold securities totaling $128.8 million and had a net gain on sale of securities of $301 thousand. At December 31, 2017, we had a carrying balance of $359.2 million in securities that were pledged to secure public deposits, or for other purposes required or permitted by law. $337.7 million in securities were pledged in the State of California time deposit program, $8.0 million was pledged at the United State Department of Justice, and $13.5 million were pledged for public deposits.

Our investment portfolio consists of government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), mutual funds, corporate securities, and municipal securities.
Our available-for-sale securities portfolio is primarily invested in residential CMOs and residential and commercial MBS, which comprised 94% of our total available-for-sale portfolio as of December 31, 2017 and 2016. At December 31, 2017 and 2016, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments.
The following table presents the amortized cost, estimated fair value, and unrealized gain and losses on our investment securities as of the dates indicated:

	December 31,
	2017			2016
	Amortized Cost	Estimated Fair Value	Unrealized Loss	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(Dollars in thousands)
Debt securities*:
Agency securities	$—	$—	$—	$12,005	$12,008	$3
CMOs	856,193	838,709	(17,484)	715,981	705,667	(10,314)
MBS:
Residential	477,676	471,214	(6,462)	611,201	602,852	(8,249)
Commercial	308,046	301,365	(6,681)	130,103	125,089	(5,014)
Corporate Securities	4,997	4,475	(522)	11,576	11,127	(449)
Municipal Securities	82,542	82,537	(5)	88,018	86,839	(1,179)
Total debt securities	1,729,454	1,698,300	(31,154)	1,568,884	1,543,582	(25,202)
Mutual funds	22,425	21,957	(468)	13,425	13,058	(367)
Total	$1,751,879	$1,720,257	$(31,622)	$1,582,309	$1,556,640	$(25,569)
* GSE bonds were issued by GNMA, FNMA, and FHLMC and are all mortgage-backed securities.

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non-tax equivalent) at December 31, 2017:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
CMOs	$—	—%	$—	—%	$7,278	1.48%	$831,431	2.25%	$838,709	2.24%
MBS:
Residential	—	—%	—	—%	90,697	1.94%	380,517	2.35%	471,214	2.27%
Commercial	—	—%	—	—%	161,663	2.75%	139,702	2.27%	301,365	2.53%
Corporate Securities	—	—%	—	—%	—	—%	4,475	3.51%	4,475	3.51%
Municipal Securities	—	—%	11,729	4.00%	33,581	3.24%	37,227	4.24%	82,537	3.80%
Mutual funds		—%	—	—%	21,957	2.04%	—	—%	21,957	2.04%
Total	$—	—%	$11,729	4.00%	$315,176	2.49%	$1,393,352	2.34%	$1,720,257	2.37%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017:

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
CMOs*	38	$425,198	$(5,954)	53	$408,526	$(11,588)	91	$833,724	$(17,542)
MBS:
Residential*	20	195,086	(1,282)	23	230,616	(5,701)	43	425,702	(6,983)
Commercial*	16	186,357	(1,614)	8	115,008	(5,067)	24	301,365	(6,681)
Corporate securities	1	4,475	(522)	—	—	—	1	4,475	(522)
Municipal securities	18	9,295	(69)	3	22,144	(806)	21	31,439	(875)
Mutual funds	1	8,899	(101)	3	11,579	(384)	4	20,478	(485)
Total	94	$829,310	$(9,542)	90	$787,873	$(23,546)	184	$1,617,183	$(33,088)
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
We consider the losses on our investments in an unrealized loss position at December 31, 2017 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. The increase in the net unrealized loss position can be attributed to the change in Treasury yields due to the increases in interest rates at December 31, 2017 compared to rates at December 31, 2016.
Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $10.85 billion at December 31, 2017 from $10.64 billion at December 31, 2016.
The increase in deposits during 2017 was primarily due to an increase in time deposits and noninterest bearing demand deposits in 2017 partially offset by a decline in money market and savings accounts. At December 31, 2017, we had $797.1 million in brokered time deposits and money market accounts and $300.0 million in California State Treasurer deposits compared to $724.7 million in brokered time deposits and money market accounts and $300.0 million in California State Treasurer deposits at December 31, 2016. The brokered deposits represented approximately 7.3% of our total deposits as of December 31, 2017 compared to 6.8% as of December 31, 2016. The California State Treasurer deposits have up to six months maturities with a weighted average interest rate of 1.37% at December 31, 2017 compared to 0.45% at December 31, 2016.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated:

	December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$2,998,734	27%	$2,900,241	27%	$1,694,427	27%
Demand, interest bearing	3,332,703	31%	3,401,446	32%	1,983,250	31%
Savings	240,509	2%	301,906	3%	187,498	3%
Time deposit of more than $250,000	1,279,108	12%	1,077,024	10%	1,021,937	16%
Other time deposits	2,995,555	28%	2,961,418	28%	1,453,864	23%
Total Deposits	$10,846,609	100%	$10,642,035	100%	$6,340,976	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated:

	December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$857,761	20%	$1,006,581	25%	$700,991	28%
Over three months through six months	1,075,202	25%	719,986	18%	467,615	19%
Over six months through twelve months	1,923,003	45%	1,761,056	43%	1,083,248	44%
Over twelve months	418,697	10%	550,819	14%	223,947	9%
Total time deposits	$4,274,663	100%	$4,038,442	100%	$2,475,801	100%

The following table indicates the maturity schedules of our time deposits in amounts of more than $250,000 as of December 31, 2017:

	Amount	Percentage
	(Dollars in thousands)
Three months or less	$249,568	20%
Over three months through six months	473,313	37%
Over six months through twelve months	493,054	38%
Over twelve months	63,173	5%
Total	$1,279,108	100%

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
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2017, we had $69.9 million in overnight federal funds purchased at an average weighted rate of 1.79%. We did not have any federal funds purchased at December 31, 2016.
FHLB Advances
We may borrow from the FHLB on a long term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2017 and 2016, FHLB advances totaled $1.16 billion and $754.3 million with average remaining maturities of 2.0 years and 2.2 years, respectively. The weighted average rate, net of fair value adjustments, for FHLB advances was 1.63% at December 31, 2017 compared to 1.22% at year-end 2016. As of December 31, 2017, our remaining available FHLB borrowing capacity was $2.32 billion. See Note 8 of the Consolidated Financial Statements for more detailed information on FHLB advances.
Subordinated Debentures
At December 31, 2017, nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
As of December 31, 2017 and 2016, the Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $100.9 million as of December 31, 2017, issued by us to the Trusts and the investment in Trusts’ common stock of $3.9 million (included in other assets) are separately reported. During the third quarter of 2016, we acquired four subordinated debentures from Wilshire at a fair value of $56.9 million, net of $25.5 million in total discount.

The following table summarizes our outstanding Debentures related to the Trust Preferred Securities at December 31, 2017:

Trust Name	Issuance Date	Amount	Carry Value of Subordinated Debentures	Maturity Date	Coupon Rate	Current Rate	Interest Distribution and Callable Date
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3 month LIBOR + 3.15%	4.74%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3 month LIBOR + 2.85%	4.21%	Every 7th of Jan, Apr, Jul and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3 month LIBOR + 2.95%	4.55%	Every 17th of Mar, Jun, Sep and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3 month LIBOR +1.65%	3.24%	Every 15th of Mar, Jun, Sep and Dec
Center Capital Trust I	12/30/2003	18,000	13,827	01/07/2034	3 month LIBOR +2.85%	4.21%	Every 7th of Jan, Apr, Jul and Oct
Wilshire Statutory Trust II	03/17/2005	20,000	15,314	03/17/2035	3 month LIBOR +1.79%	3.39%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	10,767	09/15/2035	3 month LIBOR +1.40%	2.99%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	17,479	09/15/2037	3 month LIBOR +1.38%	2.97%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	14,598	06/30/2037	3 month LIBOR +1.62%	3.31%	Every 30th of Mar, Jun, Sep, and Dec
Total Trust		$126,000	$100,853
Capital Resources
Historically, our primary source of capital has been the retention of earnings, net of dividend payments to shareholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that Hope Bancorp and the Bank subsidiary are financially sound. For this purpose, we perform ongoing assessments of our components of capital as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risk.
In conjunction with the acquisition of PIB, we assumed a warrant (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. At the acquisition date, the warrants were canceled and converted into a warrant to purchase BBCN Bancorp common stock which expires on December 12, 2018. As of December 31, 2017, the U.S. Treasury Department held the warrant for the purchase of 20,379 shares of our common stock.
On July 29, 2016 we acquired Wilshire in an all-stock transaction. Pursuant to the merger agreement, Wilshire shareholders received 0.7034 shares of our common stock for each share of Wilshire stock owned. We therefore issued 55,493,726 shares of its common stock to Wilshire shareholders at $15.37 per share. This resulted in the issuance of $852.9 million in common shares of HOPE stock during the third quarter of 2016.
Our total stockholders’ equity increased $72.8 million, or 3.9%, to $1.93 billion at December 31, 2017 from $1.86 billion at December 31, 2016. Net income of $139.4 million during the year contributed to the increase in overall stockholders’ equity, partially offset by a decrease in equity from other comprehensive loss of $3.5 million, a reclassification of stranded tax effects of $3.6 million, and dividends paid on common stock of $67.7 million. As permitted by ASU 2018-02, we reclassified $3.6 million in stranded tax effects in accumulated other comprehensive income that resulted from the reduction in corporate tax rates to retained earnings related to the deferred tax assets for unrealized losses on investments securities and interest only strip. The total reclassification for the year ended December 31, 2017 was $3.6 million. At December 31, 2017, our ratio of common equity to total assets was 13.57% compared to 13.80% at December 31, 2016, and our tangible common equity represented 10.54% of tangible assets at December 31, 2017, compared with 10.60% of tangible assets at December 31, 2016. Tangible common equity per share was $10.68 at December 31, 2017, compared with $10.15 at December 31, 2016. Tangible common equity to tangible assets is a non-GAAP financial measure that represents common equity less goodwill and net other intangible assets divided by total assets less goodwill and net other intangible assets. We review tangible common equity to tangible assets in evaluating the capital levels.
The following tables compare Hope Bancorp’s and the Bank’s actual capital ratios at December 31, 2017 to those required by our regulatory agencies to generally be deemed “adequately capitalized” for capital adequacy classification purposes:

	December 31, 2017
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,471,193	12.30%	$538,435	4.50%	$932,758	7.80%
Total capital (to risk-weighted assets)	$1,653,521	13.82%	$957,217	8.00%	$696,304	5.82%
Tier 1 capital (to risk-weighted assets)	$1,568,144	13.11%	$717,913	6.00%	$850,231	7.11%
Tier 1 capital (to average assets)	$1,568,144	11.54%	$543,528	4.00%	$1,024,616	7.54%

	December 31, 2017
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$1,548,401	12.95%	$538,178	4.50%	$1,010,223	8.45%
Total capital (to risk-weighted assets)	$1,633,778	13.66%	$956,761	8.00%	$677,017	5.66%
Tier 1 capital (to risk-weighted assets)	$1,548,401	12.95%	$717,571	6.00%	$830,830	6.95%
Tier 1 capital (to average assets)	$1,548,401	11.40%	$543,441	4.00%	$1,004,960	7.40%
New Capital Rules requires a capital conservation buffer of 2.50% above the three minimum risked weighted capital ratios. In January 2016, the capital conservation buffer started to phase in at 0.625% and increases at annual increments of 0.625% until fully-phased in January 2019. At January 1, 2016, the capital conservation buffer stood was 0.625% and increased to 1.25% at January 1, 2018, and increased again to 1.875% on January 1, 2018, and will be fully phased-in on January 1, 2019 at 2.50%. Our capital ratios at December 31, 2017 and December 31, 2016 exceeded all of the regulatory minimums including the fully-phased in capital conservation buffer.
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
Net cash inflows from operating activities totaled $203.9 million, $130.6 million and $108.1 million during 2017, 2016 and 2015, respectively. Net cash inflows from operating activities for 2017 were primarily attributable to proceeds from sales of loans held for sale and net income partially offset by originations of held for sale loans.
Net cash outflows from investing activities totaled $767.3 million, $463.4 million and $935.0 million during 2017, 2016 and 2015, respectively. Net cash outflows for investing activities during 2017 were primarily from purchases of securities available for sale and the net change in loans receivable. These outflows were offset by proceeds received for securities available for sale that were paid down during the year.
Net cash inflows from financing activities totaled $548.2 million, $471.7 million and $663.1 million during 2017, 2016 and 2015, respectively. Net cash inflows from financing activities for 2017 was primarily attributable to an increase in deposits and net proceeds from FHLB advances partially offset by dividends paid on common stock.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may purchase federal funds, borrow funds from the FHLB or the FRB’s Discount Window. As of December 31, 2017, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $4.10 billion, and we had $1.23 billion in federal funds purchased and borrowings from the FHLB (including $2.7 million in premiums from acquired advances) and no borrowings outstanding from the FRB. The FHLB System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying mortgage loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available for sale that are not pledged. Our liquid assets, consist of cash and cash equivalents, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days. Liquid assets totaled $1.73 billion and $1.53 billion at December 31, 2017 and 2016, respectively. Cash and cash equivalents, including federal funds sold, totaled $492.0 million at December 31, 2017 compared to $437.3 million at December 31, 2016.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds, 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits and other collateralized borrowings, that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2017, our average gross loan to average deposit ratio was 99% unchanged from 2016 and 2015.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2017, management was not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material or adverse effect on our liquidity position. As of December 31, 2017, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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

We also commit to fund certain affordable housing partnership investments in the future. Funded commitments are presented as investments in affordable housing partnerships in the Consolidated Financial Statements while unfunded commitments are presented as commitments to fund investment in affordable housing partnerships.
We lease our banking facilities and equipment under non-cancelable operating leases, which have remaining terms of up to 15 years. Our facility lease obligations are discussed in Note 14 of the Notes to Consolidated Financial Statements.
The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2017. Payments shown for time deposits, subordinated debentures, and FHLB advances include interest obligation to their respective repricing dates:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time deposits	$3,889,238	$397,581	$25,515	$—	$4,312,334
FHLB advances and federal funds purchased *	446,074	529,679	296,981	—	1,272,734
Subordinated debentures *	881	—	—	100,853	101,734
Operating lease obligations	14,055	21,898	14,882	15,863	66,698
Commitments to fund investments in affordable housing partnerships	29,052	7,035	559	1,821	38,467
Unused credit extensions	1,116,157	319,258	54,761	36,805	1,526,981
Standby letters of credit	70,261	487	—	—	70,748
Other commercial letters of credit	71,698	2,449	—	—	74,147
Total	$5,637,416	$1,278,387	$392,698	$155,342	$7,463,843
* Interest for variable rate subordinated debentures and FHLB advances were calculated using interest rates at December 31, 2017.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The following table illustrates our combined asset and liability contractual repricing as of December 31, 2017:

	0 - 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets
Interest-bearing cash in other banks	$306,473	$—	$—	$—	$306,473
Interest-bearing deposits in other financial institutions and other investments	19,220	18,945	15,201	—	53,366
Securities available for sale	4,475	490	735,912	979,380	1,720,257
Loans outstanding(1)	4,298,142	778,188	5,353,259	702,929	11,132,518
FHLB stock	29,776	—	—	—	29,776
Total rate sensitive assets	$4,658,086	$797,623	$6,104,372	$1,682,309	$13,242,390
Rate Sensitive Liabilities
Time deposits	857,761	2,998,205	418,697	—	4,274,663
Money market and NOW	3,332,703	—	—	—	3,332,703
Savings deposits	165,899	39,484	35,126	—	240,509
FHLB advances and federal funds purchased	364,900	65,000	797,693	—	1,227,593
Subordinated Debentures	100,853	—	—	—	100,853
Total rate sensitive liabilities	$4,822,116	$3,102,689	$1,251,516	$—	$9,176,321

Net Gap Position	$(164,030)	$(2,305,066)	$4,852,856	$1,682,309
Cumulative Gap Position	$(164,030)	$(2,469,096)	$2,383,760	$4,066,069
 ___________________

(1)	Includes loans held for sale of $29.7 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2017, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table:

	December 31, 2017		December 31, 2016
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	2.18%	(4.42)%	2.58%	(4.05)%
+ 100 basis points	1.12%	(2.08)%	1.15%	(1.91)%
- 100 basis points	(2.22)%	1.00%	(0.60)%	1.41%
- 200 basis points	(8.56)%	0.60%	(9.66)%	0.42%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analyses, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2017.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of Hope Bancorp, together with the reports thereon of Crowe Horwath, LLP and BDO USA, LLP begin on page F-1 of this Report and are incorporated herein by reference:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 21 “Quarterly Financial Data (unaudited)” in the Notes to the Consolidated Financial Statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

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
In designing and evaluating disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2017.
b.     Management’s Annual Report on Internal Control Over Financial Reporting
The management of Hope Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which our management has chosen to base on the framework set forth in the 2013 Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is supervised by our President and Chief Executive Officer and Chief Financial Officer, and is effected by the Company’s board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
With the participation of our President and Chief Executive Officer and our Chief Financial Officer, and under the direction of our audit committee, our management has conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017 using the criteria set forth by COSO. Based on this assessment, our management believes that the Company’s system of internal control over financial reporting was effective as of December 31, 2017.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting which is included below in this section.
Remediation of Prior Year Material Weaknesses
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on May 18, 2017, management conducted an assessment of the effectiveness of the system of internal control over financial reporting as of December 31, 2016. Based on that assessment, management determined that, as of December 31, 2016, the Company's system of internal control over financial reporting was not effective because of the material weaknesses that were identified and summarized in our Annual Report on Form 10-K for the year ended December 31, 2016. In an effort to remediate the material weaknesses, management, with the oversight of the audit committee, took steps in 2017 that we believe remediated the material weaknesses identified as of December 31, 2016. The Company’s remediation efforts and internal control enhancements relate to, but were not limited to, the following:

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

•
Internal control over financial reporting related to the review of the consolidated financial statements, including the consolidated statement cash flows, was enhanced to ensure that multiple layers of detailed reviews are performed to prevent potential errors in the consolidated statement of cash flows; and

•
The Company hired additional staff, including a SOX Compliance Manager and two additional SOX Compliance Officers, who are part of the Company’s newly established SOX Compliance Department. The Company also enhanced its SOX Compliance Program in 2017 and formed a SOX Steering Committee to oversee the execution of the Company’s SOX Compliance Program.

Additionally, some of the material weaknesses identified as of December 31, 2016 were related to business combinations, however, the Company has had no such activity as of December 31, 2017. Although the controls related to business combinations have not been tested for remediation, management assessed, as of December 31, 2017, the severity of the deficiencies related to business combinations and the maximum potential impact to our consolidated financial statements (in accordance with Auditing Standard 2201). Based on this assessment, management concluded that no material weakness existed as of December 31, 2017 related to business combinations. The Company had no identified material weaknesses as of December 31, 2017.

c.     Changes in Internal Control Over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2017, our management completed its remediation of the material weaknesses identified and summarized in our Annual Report on Form 10-K for the year ended December 31, 2016, and as part of our remediation efforts, the Company made enhancements to our internal control over financial reporting as noted above. However, these changes did not constitute a change in the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-1 of this report.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Section 16(a) beneficial ownership reporting compliance, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2018 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2018 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2017.
The following table summarizes our equity compensation plans as of December 31, 2017:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	1,075,423	$15.06	1,341,621
Equity compensation plans not approved by security holders	—	—	—
Total	1,075,423	$15.06	1,341,621

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2018 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2018 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2017.

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

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on May 11, 2015)

3.8	Certificate of Amendment of Bylaws of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.2, filed with the SEC on August 1, 2016)

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

Number	Description
4.3
Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.4
Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 29, 2007)

4.5
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Center Financial’s Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 31, 2003, filed with the SEC on March 30, 2004)

4.6
Indenture, dated as of March 17, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.7
Indenture, dated as of September 15, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.9, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.8
Indenture, dated as of July 10, 2007, between Wilshire Bancorp, Inc. and LaSalle Bank National Association (incorporated herein by reference to Wilshire Bancorp’s Quarterly Report on Form 10-Q, Exhibit 4.12, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007)

4.9
Indenture, dated as of March 30, 2007 between Saehan Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.11, for the year ended December 31, 2013, filed with the SEC on March 14, 2014)

10.1
Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 99.2, filed with the SEC on April 9, 2001)+

10.2
Nara Bank, N.A. Executive Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)+

10.3
Center Bank Executive Deferred Compensation Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2006, filed with the SEC on May 5, 2006)+

10.4
Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)+

10.5
BBCN Employees’ 401(K) & Profit Sharing Plan, as amended and restated December 1, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.16, filed with the SEC on March 1, 2013)+

10.6
Amended and Restated Employment Agreement, dated July 11, 2014, by and between BBCN Bancorp, Inc. and Kevin S. Kim (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on August 8, 2014)+

10.7	Amended and Restated BBCN Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on May 11, 2015)+

10.8
Tax Sharing Agreement among BBCN Bancorp, Inc., BBCN Bank, N.A., Nara Bancorp Capital Trust I, Nara Capital Trust III, Nara Statutory Trust IV, Nara Statutory Trust V, Nara Statutory Trust VI, and Center Capital Trust I (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.9, for the year ended December 31, 2015, filed with the SEC on March 4, 2016)+

10.9	BBCN Bancorp, Inc. 2016 BBCN Incentive Compensation Plan (incorporated herein by reference to the S-4 filed with the SEC on March 8, 2016)+

10.10	Bank of Hope 2017 Employee Stock Purchase Program (incorporated herein by reference to the 10-Q filed with the SEC on November 8, 2017)+

Number	Description

11.1	Statement regarding Computation of Per Share Earnings (Footnote 18 in the Notes to the Consolidated Financial Statements)*

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges*

14.1	Director Code of Ethics and Business Conduct*

14.2	Code of Ethics and Business Conduct*

21.1	Subsidiaries of the Registrant*

23.1	Consent of Crowe Horwath LLP*

23.2	Consent of BDO USA, LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

Item 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2018

HOPE BANCORP, INC.
By:	/s/ KEVIN S. KIM
Kevin S. Kim
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/S/ KEVIN S. KIM	President and Chief Executive Officer	March 1, 2018
	Kevin S. Kim	(Principal Executive Officer)
By:	/S/ ALEX KO	Executive Vice President & Chief Financial Officer	March 1, 2018
	Alex Ko	(Principal Financial and Accounting Officer)
By:	/S/ SCOTT YOON-SUK WHANG	Chairman	March 1, 2018
Scott Yoon-Suk Whang
By:	/S/ STEVEN S. KOH	Director	March 1, 2018
Steven S. Koh
By:	/S/ DONALD D. BYUN	Director	March 1, 2018
Donald D. Byun
By:	/S/ STEVEN J. DIDION	Director	March 1, 2018
Steven J. Didion
By:	/S/ JINHO DOO	Director	March 1, 2018
Jinho Doo
By:	/S/ DAISY HA	Director	March 1, 2018
Daisy Ha
By:	/S/ JIN CHUL JHUNG	Director	March 1, 2018
Jin Chul Jhung
By:	/S/ CHUNG HYUN LEE	Director	March 1, 2018
Chung Hyun Lee
By:	/S/ WILLIAM J. LEWIS	Director	March 1, 2018
William J. Lewis
By:	/S/ DAVID P. MALONE	Director	March 1, 2018
David P. Malone
By:	/S/ JOHN R. TAYLOR	Director	March 1, 2018
John R. Taylor
By:	/S/ DALE S. ZUEHLS	Director	March 1, 2018
Dale S. Zuehls

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Hope Bancorp, Inc.
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of financial condition of Hope Bancorp, Inc. (the "Company") as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company's auditor since 2017.

Los Angeles, California
March 1, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Hope
Hope Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Hope Bancorp, Inc. and subsidiaries as of December 31, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

/s/ BDO USA, LLP
Los Angeles, California
May 17, 2017

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2017 AND 2016

	December 31,
	2017	2016
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$185,527	$168,827
Interest-bearing cash in other banks	306,473	268,507
Total cash and cash equivalents	492,000	437,334
Interest-bearing deposits in other financial institutions and other investments	53,366	44,202
Securities available for sale, at fair value	1,720,257	1,556,740
Loans held for sale, at the lower of cost or fair value	29,661	22,785
Loans receivable (net of allowance for loan losses of $84,541 and $79,343 at December 31, 2017 and December 31, 2016, respectively)	11,018,034	10,463,989
Other real estate owned (“OREO”), net	10,787	21,990
Federal Home Loan Bank (“FHLB”) stock, at cost	29,776	21,964
Premises and equipment, net	56,714	55,316
Accrued interest receivable	29,979	26,880
Deferred tax assets, net	55,203	88,110
Customers’ liabilities on acceptances	1,691	2,899
Bank owned life insurance (“BOLI”)	74,915	73,696
Investments in affordable housing partnerships	81,009	70,059
Goodwill	464,450	462,997
Core deposit intangible assets, net	16,523	19,226
Servicing assets	24,710	26,457
Other assets	47,642	46,778
Total assets	$14,206,717	$13,441,422

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued) DECEMBER 31, 2017 AND 2016

	December 31,
	2017	2016
	(Dollars in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$2,998,734	$2,900,241
Interest bearing:
Money market and NOW accounts	3,332,703	3,401,446
Savings deposits	240,509	301,906
Time deposits of more than $250,000	1,279,108	1,077,024
Other time deposits	2,995,555	2,961,418
Total deposits	10,846,609	10,642,035
FHLB advances	1,157,693	754,290
Federal funds purchased	69,900	—
Subordinated debentures	100,853	99,808
Accrued interest payable	15,961	10,863
Acceptances outstanding	1,691	2,899
Commitments to fund investments in affordable housing partnerships	38,467	24,409
Other liabilities	47,288	51,645
Total liabilities	12,278,462	11,585,949
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2017 and December 31, 2016; issued and outstanding, 135,511,891 and 135,240,079 shares at December 31, 2017 and December 31, 2016, respectively	136	135
Additional paid-in capital	1,405,014	1,400,490
Retained earnings	544,886	469,505
Accumulated other comprehensive loss, net	(21,781)	(14,657)
Total stockholders’ equity	1,928,255	1,855,473
Total liabilities and stockholders’ equity	$14,206,717	$13,441,422
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$529,760	$392,127	$291,344
Securities	36,917	25,442	18,611
Interest-bearing deposits in other banks and other investments	5,427	4,365	3,705
Total interest income	572,104	421,934	313,660
INTEREST EXPENSE:
Deposits	74,902	48,091	33,412
FHLB advances and federal funds purchased	10,706	7,560	5,645
Other borrowings	5,116	2,928	1,561
Total interest expense	90,724	58,579	40,618
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	481,380	363,355	273,042
PROVISION FOR LOAN LOSSES	17,360	9,000	8,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	464,020	354,355	265,042
NONINTEREST INCOME:
Service fees on deposit accounts	20,619	15,964	12,206
International service fees	4,494	3,693	3,448
Loan servicing fees, net	5,433	3,519	3,135
Wire transfer fees	5,057	4,326	3,632
Net gains on sales of SBA loans	12,774	8,750	12,665
Net gains on sales of other loans	2,927	2,920	270
Net gains on sales or called securities available for sale	301	950	424
Other income and fees	14,810	11,697	7,911
Total noninterest income	66,415	51,819	43,691
NONINTEREST EXPENSE:
Salaries and employee benefits	144,669	107,944	84,899
Occupancy	28,587	24,574	19,391
Furniture and equipment	14,643	11,726	9,245
Advertising and marketing	10,281	7,320	5,090
Data processing and communication	12,179	11,403	9,179
Professional fees	14,954	6,556	5,585
Investments in affordable housing partnerships expenses	13,862	4,100	1,442
FDIC assessments	5,173	4,165	4,088
Credit related expenses	582	2,954	1,924
OREO expense, net	3,100	2,492	1,523
Merger and integration expense	1,781	16,914	1,540
Other	16,790	14,827	9,478
Total noninterest expense	266,601	214,975	153,384
INCOME BEFORE INCOME TAX PROVISION	263,834	191,199	155,349
INCOME TAX PROVISION	124,389	77,452	63,091
NET INCOME	$139,445	$113,747	$92,258
EARNINGS PER COMMON SHARE
Basic	$1.03	$1.10	$1.16
Diluted	$1.03	$1.10	$1.16

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	For Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$139,445	$113,747	$92,258
Other comprehensive loss:
Change in unrealized losses on securities available for sale and interest only strips	(5,796)	(21,273)	(5,717)
Reclassification adjustments for gains realized in net income	(301)	(950)	(424)
Less tax effect	(2,570)	(9,398)	(2,604)
Other comprehensive loss, net of tax	(3,527)	(12,825)	(3,537)
Total comprehensive income	$135,918	$100,922	$88,721

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2015	79,503,552	$79	$541,589	$339,400	$1,705	$882,773
Issuance of additional shares pursuant to various stock plans	56,235	1	(22)			(21)
Tax effects of stock plans			17			17
Stock-based compensation			1,046			1,046
Issuance of shares in exchange for Foster common stock	6,569		116			116
Redemption of stock warrant			(1,150)			(1,150)
Cash dividends declared on common stock ($0.42 per share)				(33,407)		(33,407)
Comprehensive income:
Net income				92,258		92,258
Other comprehensive loss					(3,537)	(3,537)
BALANCE, DECEMBER 31, 2015	79,566,356	$80	$541,596	$398,251	$(1,832)	$938,095
Issuance of additional shares pursuant to various stock plans	179,997		1,171			1,171
Tax effect of stock plans			79			79
Stock-based compensation			1,391			1,391
Issuance of Hope stock options in exchange for Wilshire stock options			3,370			3,370
Issuance of shares in exchange for Wilshire common stock	55,493,726	55	852,883			852,938
Cash dividends declared on common stock ($0.45 per share)				(42,493)		(42,493)
Comprehensive income:
Net income				113,747		113,747
Other comprehensive loss					(12,825)	(12,825)
BALANCE, DECEMBER 31, 2016	135,240,079	$135	$1,400,490	$469,505	(14,657)	$1,855,473
Issuance of additional shares pursuant to various stock plans	271,812	1	1,864			1,865
Stock-based compensation			2,660			2,660
Cash dividends declared on common stock ($0.50 per share)				(67,661)		(67,661)
Reclassification of stranded tax effects to retained earnings - ASU 2018-02				3,597	(3,597)	—
Comprehensive income:
Net income				139,445		139,445
Other comprehensive loss					(3,527)	(3,527)
BALANCE, DECEMBER 31, 2017	135,511,891	$136	$1,405,014	$544,886	(21,781)	$1,928,255

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands, except share data)
CASH FLOWS FROM OPERATING ACTIVITIES (net of acquisition)
Net income	$139,445	$113,747	$92,258
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	(14,903)	(1,569)	(4,530)
Stock-based compensation expense	3,161	2,967	1,046
Provision for loan losses	17,360	9,000	8,000
(Credit) provision for unfunded loan commitments	(2,358)	179	381
Valuation adjustment of premises held for sale	1,084	—	—
Valuation adjustment of OREO	2,041	2,228	1,267
Impairment of investments in affordable housing partnership	4,846	—	—
Net gains on sales of SBA and other loans	(15,701)	(11,670)	(12,935)
Earnings on BOLI	(1,219)	(1,438)	(1,091)
Net change in fair value of derivatives	78	443	—
Net (gains) losses on sale and disposal of premises and equipment	(868)	176	64
Net (gains) losses on sales of OREO	(79)	16	(1,147)
Net gains on sales or called securities available for sale	(301)	(950)	(424)
Losses on investments in affordable housing partnership	10,266	4,100	1,442
Net change in deferred income taxes	34,740	5,750	(1,376)
Proceeds from sales of loans held for sale	310,345	239,203	171,229
Originations of loans held for sale	(276,537)	(219,779)	(140,466)
Origination of servicing assets	(5,492)	(4,472)	(4,900)
Change in accrued interest receivable	(3,099)	(2,459)	(1,561)
Change in other assets	(1,987)	16,418	(4,237)
Change in accrued interest payable	5,098	2,247	152
Change in other liabilities	(1,999)	(23,532)	4,920
Net cash provided by operating activities	203,921	130,605	108,092
CASH FLOWS FROM INVESTING ACTIVITIES (net of acquisition)
Net cash received from acquisition - Wilshire Bancorp, Inc.	—	100,127	—
Purchase of interest bearing deposits in other financial institutions and other investments	(30,477)	(2,962)	(44,001)
Proceeds from maturity of interest bearing deposits in other financial institutions and other investments	21,313	13,465	490
Purchase of securities available for sale	(572,528)	(553,336)	(397,885)
Proceeds from matured, called, or paid-down securities available for sale	264,730	238,605	146,407
Proceeds from sales of securities available for sale	128,791	217,079	22,510
Proceeds from sales of other loans	417	634	2,893
Net change in loans receivable	(564,536)	(487,961)	(673,899)
Proceeds from sales of OREO	14,802	17,390	11,309
Purchase of FHLB stock	(8,573)	(97)	(150)
Redemption of FHLB stock	761	13,636	9,510
Purchase of premises and equipment	(14,777)	(14,320)	(10,924)
Proceeds from sales of premises and equipment	5,084	—	7
Investments in affordable housing partnerships	(12,342)	(5,616)	(1,261)
Net cash used in investing activities	(767,335)	(463,356)	(934,994)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	Year ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	209,477	494,549	647,710
Proceeds from FHLB advances	1,420,000	825,000	350,000
Repayment of FHLB advances and prepayment fees	(1,015,000)	(806,610)	(300,000)
Proceeds from federal funds purchased	69,900	—	—
Cash dividends paid on common stock	(67,661)	(42,493)	(33,407)
Issuance of additional stock pursuant to various stock plans	1,865	1,171	(22)
Tax effects of issuance of shares from various stock plans	—	79	—
Taxes paid in net settlement of restricted stock	(501)	—	—
Redemption of common stock warrant	—	—	(1,150)
Net cash provided by financing activities	618,080	471,696	663,131
NET CHANGE IN CASH AND CASH EQUIVALENTS	54,666	138,945	(163,771)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,334	298,389	462,160
CASH AND CASH EQUIVALENTS, END OF PERIOD	$492,000	$437,334	$298,389

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$91,081	$62,624	$40,466
Income taxes paid	$104,158	$65,726	$61,568
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$7,173	$5,646	$11,373
Loans transferred to held for sale from loans receivable	$429	$11,885	$685
Loans transferred to loans receivable from held for sale	$4,100	$9,163	$—
Transfer from premises and equipment to premises held for sale	$3,300	$—	$—
Loans to facilitate sale of premises	$1,350	$—	$—
Loans to facilitate sale of OREO	$2,300	$—	$—
New commitments to fund affordable housing partnership investments	$26,400	$1,327	$14,794
Assets acquired from Wilshire	$—	$4,627,604	$—
Liabilities assumed from Wilshire	$—	$4,130,342	$—
Common stock issued in consideration for Wilshire	—	55,493,726	—

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

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
Principles of Consolidation—The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, principally the Bank. Intercompany transactions and balances are eliminated in consolidation.
Cash Flows—Cash and cash equivalents include cash and due from banks, interest-earning deposits, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2017 and 2016. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased, deferred income taxes, and other assets and liabilities.
Interest-Bearing Deposits in Other Financial Institutions and Other Investments—Interest-bearing deposits in other financial institutions and other investments are comprised of the Company’s investments in certificates of deposits that have original maturities greater than 90 days. Other investments are also comprised of the Company’s investment in funds to partially satisfy the Company’s requirements under the Community Reinvestment Act. The funds do not have a readily determinable fair value as of the balance sheet date.
Securities—Securities are classified and accounted for as follows:

(i)
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. At December 31, 2017 and 2016, the Company did not own securities in this category;

(ii)
Securities are classified as “available-for-sale” when they might be sold before maturity and are reported at fair value. Unrealized holding gains and losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of taxes.

Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to sales of securities recorded on trade date and are calculated using the specific identification method, without anticipating prepayments, except for mortgage-backed securities where prepayments are expected.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments and Hedging Transactions—As part of the Company’s asset and liability management strategy, the Company may enter into derivative financial instruments, such as interest rate swaps, and caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on net interest margin. The Company’s interest rate swaps and caps involve the exchange of fixed rate and variable rate interest payment obligations without the exchange of the underlying notional amounts and are therefore accounted for as stand-alone derivatives. Changes in the fair value of the stand-alone derivatives are reported in earnings as noninterest income. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are both considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the balance sheet, with changes in fair value recorded in earnings. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.
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
Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of any purchase discounts, unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method over the life of the loan. Interest on loans is credited to income as earned and is accrued only if deemed collectible.
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
Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our real estate loan portfolio is subject to certain risks, including: a decline in the economies of our primary markets, interest rate increases, a reduction in real estate values in our primary markets, increased competition in pricing and loan structure, and environmental risks, including natural disasters. Our commercial business and trade finance loan portfolio are subject to certain risks, including: a decline in the economy in our primary markets, interest rate increases, and deterioration of a borrower’s or guarantor’s financial capabilities. Our consumer loan portfolio is subject to the same risk associated with our commercial business loan portfolio but also includes risk related to consumer bankruptcy laws which allow consumers to discharge certain debts.
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
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (major, moderate, and minor), three negative (major, moderate, and minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of lending management and staff.

•	Changes in the trends of the volume and severity of past due loans, Classified Loans, nonaccrual loans, troubled debt restructurings and other loan modifications.

•	Changes in the quality of our loan review system and the degree of oversight by the Directors.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations.

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in the Company’s loan portfolio.
The Company also establishes specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, the Company obtains a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal re-valuation of the collateral is performed by qualified personnel. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, the Company then recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
Acquired Loans—Loans that the Company acquires are recorded at fair value with no carryover of the related allowance for loan losses. On the date of acquisition, the Company considers acquired classified loans credit impaired loans (“Purchased Credit Impaired Loans” or “PCI loans”) under the provisions of Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. On the date of acquisition, loans without credit impairment (“Acquired Performing Loans” or “Non-PCI loans”) are not accounted for under ASC 310-30. Acquired loans are placed in pools with similar risk characteristics and recorded at fair value as of the acquisition date.
For PCI loans, the cash flows expected to be received over the life of the pools were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. For the year ended December 31, 2017, the Company foreclosed on properties with an aggregate carrying value of $7.2 million. The Company recorded $3.7 million in net valuation adjustments subsequent to the foreclosures, and the Company sold OREO properties for total proceeds of $14.8 million.
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
Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed on the straight-line method over the following estimated useful lives:

Buildings	15	-	39	years
Furniture, fixture, and equipment	3	-	10	years
Computer equipment	1	-	5	years
Computer software	1	-	5	years
Leasehold improvement	life of lease or improvements, whichever is shorter
Mortgage Banking Derivatives — Mortgage banking derivatives are instruments used to hedge the risk to residential mortgage loans sales from changes in interest rates. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are both considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the balance sheet, with changes in fair value recorded in earnings. Commitments to originate mortgage loans that will be held for investment are not accounted for as derivatives and therefore are not recorded at fair value. Subsequent changes in the fair value of a derivative loan commitments are recognized in earnings in the period in which the changes occur.
BOLI—The Company has purchased life insurance policies on certain key executives and directors. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Investments in Affordable Housing Partnerships—The Company owns limited partnerships interest in projects of affordable housing for lower income tenants.  Under the equity method of accounting, the annual amortization is based on the estimated tax

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deduction amounts the bank would receive in the year. The carrying value of such investments and commitments to fund investment in affordable housing is recorded as “Investment in affordable housing partnerships” in the Consolidated Statement of Financial Condition. Commitment to fund investments in affordable housing is also included in this line items but is also grossed up and recorded as a liability. The Company recorded an impairment on investments in affordable housing partnerships totaling $4.8 million for the year ended December 31, 2017 to account for the variance between the carrying value of individual investments and the future expected tax benefits. Of the $4.8 million impairment recorded in 2017, $3.2 million was recorded in noninterest expense to reflect the impairment for the year ended December 31, 2017 and $1.6 million was recorded in income tax provision expenses as the re-evaluation was a direct result of the Tax Act which reduced corporate tax rates from 35% to 21%.
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
In accordance with ASC 350 “Intangibles - Goodwill and Other”, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is bypassed. Management assessed the qualitative factors related to goodwill as of December 31, 2017. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangibles are amortized over a seven to ten year period.
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
Servicing assets are recognized when SBA and residential mortgage loans are sold with servicing retained with the income statement effect recorded in gains on sales of loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate. The Company’s servicing costs approximates the industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were required in 2017, 2016, or 2015.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Section 382 of the Internal Revenue Code imposes a limitation (“382 Limitation”) on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% ownership change over a designated testing period not to exceed three years (“382 Ownership Change”). As a result of the acquisition on July 29, 2016, Wilshire Bancorp underwent a 382 Ownership Change resulting in a 382 Limitation to its net operating loss and tax credit carryforwards. Wilshire Bancorp did not have a net unrealized built in loss as of the 382 Ownership Change date. Given the applicable 382 Limitation, the Company is expected to fully utilize Wilshire Bancorp’s net operating loss and tax credit carryforwards before expiration. However, future transactions, such as issuances of common stock or sales of shares of the Company’s stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger a future Section 382 Ownership Change of the Company which could limit the Company’s use of these tax attributes.
Earnings per Common Share—Basic Earnings per Common Share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted Earnings per Common Share reflects the potential dilution of common shares that could share in the earnings of the Company. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $67.7 million and $42.5 million, were paid in 2017 and 2016, respectively. There were no common stock dividends declared but unpaid at December 31, 2017 and 2016.
Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company, or dividends paid by the Company to stockholders.
Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the change in unrealized gains and losses on securities available for sale and interest-only strips which are also recognized as separate components of stockholders’ equity, net of tax.
Operating Segments—The Company is managed as a single business segment. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregate basis and financial and strategic decisions are made based on the Company as a whole. We consider “Banking Operations” to be our single combined operating segment, which raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2017 or 2016. Accrued loss contingencies for all legal claims totaled approximately $414 thousand at December 31, 2017 and $557 thousand at December 31, 2016.
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
Allowance for Unfunded Commitments—The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded commitments is included in other liabilities on the consolidated statement of financial condition, with changes to the balance charged against noninterest expense.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation. The reclassifications had no effect on the prior year net income or stockholders’ equity.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements Adopted
ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” was issued as a part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and deficiencies, income statement recognition, cash flow classification, forfeitures, and tax withholding requirements. The Company adopted ASU 2016-09 in the first quarter of 2017. As of result of the adoption of ASU 2016-09, the Company recognizes excess tax benefits on share-based payment awards in income tax provision on the Consolidated Statement of Income rather than in additional paid-in capital on the Consolidated Statement of Changes in Stockholders’ Equity. The Company recorded $118 thousand of income tax benefits for the year ended December 31, 2017 related to excess tax benefits from share-based payment awards.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The Tax Cuts and Jobs Act among other things reduced the corporate tax rate from 35% to 21% which required the re-evaluation of any deferred tax assets or liabilities at the lowered tax rate which potentially could leave disproportionate tax effects in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company has chosen to early adopt ASU 2018-02 and has elected to reclassify its stranded tax effect totaling $3.6 million in accumulated other comprehensive income that resulted from the change in tax rates to retained earnings for the year ended December 31, 2017.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and in May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” Both updates which supersedes the revenue recognition requirements in Topic 606, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. The Company has elected to adopt the modified retrospective approach and will apply the guidance to the most current period presented in the financial statements for the first quarter of 2018.
The Company’s revenue primarily consists of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income, as well as other revenues from financial instruments such as loans, leases, securities and derivatives. The Company’s material revenue streams that will be in scope of Topic 606 are service fees on deposit accounts (including interchange fees), asset management fees, certain OREO gains (losses), and international fees. All other revenue streams are either immaterial, or are in the scope of other GAAP requirements which take precedence and therefore are not in the scope of Topic 606.
The largest in scope revenue source is the Company’s fees on deposit accounts. Based on the Company’s initial analysis, Topic 606 will not materially change the recognition of revenue on service fees on deposits accounts as the contracts are day to day and recognized as the service is provided. The Company is not the principal in terms of wealth management fees as it acts as an agent for another company who provides wealth management services on the Company’s behalf. As such, wealth management fees recognition will not change with the adoption of Topic 606. Gain or losses on the sale of OREO are generally accounted for under ASC 610. However, ASU 2014-09 also added new Subtopic 610-20 which addresses the recognition of gains and losses on the transfer of nonfinancial and in-substance nonfinancial assets. Gain and loss recognition is not expected to change except for OREO and other nonfinancial sales that are financed by the Company. In the case of financed sales, the Company will need to evaluate each contract to determine whether each contract criteria is met, including whether it is probable that it will collect substantially all of the consideration to which it will be entitled. The Company will also need to evaluate whether the financing terms offered to the buyer of the nonfinancial assets are market terms when determining the transaction price. As of the adoption date, there were no open sale contracts with a financing component. International fees are similar to service fees on deposits as the contracts are day to day and income is recognized as the service is provided and therefore Topic 606 is not expected to change the recognition of this line of revenue.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial statements. The way certain in scope revenue stream are assessed will change as the Company will need to apply the principles in the new standard using the following five steps; 1. Identify the contract(s) with a customer, 2. Identify the performance obligations in the contract, 3. Determine the transaction price, 4. Allocate the transaction price to the performance obligations in the contract, 5. Recognize revenue when (or as) the entity satisfies a performance obligation. However, actual recorded revenue is not expected to change materially with the adoption of the new revenue recognition standard. ASU 2014-09 will require additional disclosures including disclosures of revenue recognized from contracts with customers and impairment recorded on recognized on contracts with customer, revenue disaggregated by types of categories that are most relevant to the Company, the opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers, information about its performance obligations in contracts with customers, and judgments, and changes in the judgments, made in applying the new guidance.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance becomes effective for fiscal years beginning after December 15, 2017. The Company does not hold any equity investments in the available-for-sale portfolio that would require reclassification and re-measurement at the adoption date. The adoption of ASU 2016-01 is not expected to have a material impact to the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and is collaborating with a third party advisory team to develop a multi-year implementation plan and methodology in order for the Company to be compliant with ASU 2016-13 by the effective date. The Company has established a CECL committee to oversee the development and implementation of ASU 2016-13. Based on the Company’s initial assessment of the ASU 2016-13, the Company’s expects the new guidance will result in additional required provision and allowance for loan losses which could have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on classification and presentation of certain cash receipts and cash payments on an institution’s statement of cash flows. The amendment aims to reduce the diversity in practice with respects to certain types of cash flows. ASU 2016-15 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), “Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403”. ASU 2017-14 was issued to supersede, amend, and add SEC paragraphs to the Codification to reflect the August 2017 issuance of SEC Staff Accounting Bulletin (SAB) 116 and SEC Release No. 33-10403. The SEC staff issued SAB 116 to align its revenue guidance with ASC 606, Revenue from Contracts with Customers. The SEC release says vaccine manufacturers should recognize revenue and provide the disclosures required by ASC 606 when the enumerated vaccines are placed into federal government stockpile programs. The amendments in the ASU have the same effective date and transition requirements as those for ASC 606; however, a registrant should continue referring to the applicable existing SEC guidance until it adopts ASC 606. ASU 2017-14 has the same effective date and transition requirements as ASU 2014-09 and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. For more information, see the Company’s disclosure of ASU 2014-09 above.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	MERGERS AND ACQUISITIONS
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
Subsequently on September 15, 2017, the Company announced the mutual termination of the proposed merger with U & I as the Company was unable to obtain the required regulatory approval. The Mutual Termination Agreement provided, among other things, that each party will bear its own costs and expenses in connection with the terminated transaction, without penalties or termination fees. In connection with the termination, the parties have provided mutual releases from any claims of liability to one another relating to the merger transaction.
Merger with Wilshire Bancorp Inc.
On July 29, 2016, the merger of Wilshire Bancorp Inc. (“Wilshire”) and BBCN Bancorp, Inc. (now Hope Bancorp) was completed. On the same day BBCN changed its name to Hope Bancorp, Inc. and the subsidiary BBCN Bank was changed to Bank of Hope. The Company merged with Wilshire to create the only super regional Korean-American Bank in the United States and to expand our branch network nationwide. Pursuant to the merger agreement, holders of Wilshire common stock received 0.7034 of a share of common stock of HOPE for each share of Wilshire common stock held immediately prior to the effective time of the merger, rounded to the nearest whole share, plus cash in lieu of the issuance of fractional shares. Outstanding Wilshire stock options and restricted stock awards were converted into stock options with respect to shares of HOPE common stock or restricted shares of HOPE common stock, respectively, with appropriate adjustments to reflect the exchange ratio. The merger was accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of Wilshire were recorded at their respective fair values and represents management’s estimates based on available information.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

July 29, 2016
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value At July 29, 2016
(Dollars in thousands)
Contractually required principal and interest at acquisition	$292,380
Contractual cash flows not expected to be collected (nonaccretable discount)	(8,002)
Expected cash flows at acquisition	284,378
Interest component of expected cash flows (accretable discount)	(41,271)
Fair value of acquired impaired loans	$243,107
The carrying balance of the acquired loans from Wilshire included in the Statement of Financial Condition at December 31, 2017 was $2.60 billion compared to $3.59 billion at December 31, 2016.
Pro Forma Information
The following table presents financial information regarding the Wilshire’s operations included in the Consolidated Statement of Income from the date of acquisition through December 31, 2016. The table also presents unaudited pro forma information as if the merger had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and related income tax effects. Merger and integration expenses incurred of $25.7 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively, were excluded. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Wilshire at the beginning of 2015. The pro forma combined condensed consolidated financial statements do not take into account the impact, if any, of an ownership change under Section 382 of the Code that would have occurred as of January 1, 2015. The merger is expected to result in annual cost savings to be achieved following the consummation of the merger. These expected savings have not been included in the pro forma combined amounts. These pro forma results require significant estimates and judgments particularly as it relates to the valuation and accretion of income associated with acquired loans.

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition-Related Expenses
The following table presents merger and integration expenses associated with the merger with Wilshire, the terminated merger with U & I, and other previous mergers and acquisitions which were reflected in the Consolidated Statements of Income in merger and integration expense. These expenses are comprised primarily of severance payments, professional services, and other noninterest expense related to prior mergers and acquisitions.

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Wilshire	$1,224	$16,818	$1,414
U & I	467	—	—
Other	90	96	126
Total merger and integration expenses	$1,781	$16,914	$1,540

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available-for-sale at December 31, 2017 and 2016:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$856,193	$58	$(17,542)	$838,709
Mortgage-backed securities:
Residential	477,676	521	(6,983)	471,214
Commercial	308,046	—	(6,681)	301,365
Corporate securities	4,997	—	(522)	4,475
Municipal securities	82,542	870	(875)	82,537
Total debt securities	1,729,454	1,449	(32,603)	1,698,300
Mutual funds	22,425	17	(485)	21,957
Total	$1,751,879	$1,466	$(33,088)	$1,720,257

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$12,005	$3	$—	$12,008
Collateralized mortgage obligations	715,981	349	(10,663)	705,667
Mortgage-backed securities:
Residential	611,201	1,132	(9,381)	602,952
Commercial	130,103	—	(5,014)	125,089
Corporate securities	11,576	—	(449)	11,127
Municipal securities	88,018	358	(1,537)	86,839
Total debt securities	1,568,884	1,842	(27,044)	1,543,682
Mutual funds	13,425	—	(367)	13,058
Total	$1,582,309	$1,842	$(27,411)	$1,556,740

As of December 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The proceeds from sales of securities and total gains and losses are listed below:

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Proceeds from investments sold	$128,791	$217,079	$22,510

Gains from sales of securities	402	1,032	437
Losses from sales of securities	(101)	(84)	(13)
Gains from called securities	—	2	—
Net gain on sales or called securities	$301	$950	$424

The amortized cost and estimated fair value of securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2017
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	11,541	11,729
Due after five years through ten years	33,106	33,581
Due after ten years	42,892	41,702
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	856,193	838,709
Mortgage-backed securities:
Residential	477,676	471,214
Commercial	308,046	301,365
Mutual funds	22,425	21,957
Total	$1,751,879	$1,720,257

Securities with carrying values of approximately $359.2 million and $382.1 million at December 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, various borrowings, and for other purposes as required or permitted by law.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities with gross unrealized losses, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated, are as follows:

	December 31, 2017
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	38	$425,198	$(5,954)	53	$408,526	$(11,588)	91	$833,724	$(17,542)
Mortgage-backed securities:
Residential	20	195,086	(1,282)	23	230,616	(5,701)	43	425,702	(6,983)
Commercial	16	186,357	(1,614)	8	115,008	(5,067)	24	301,365	(6,681)
Corporate securities	1	4,475	(522)	—	—	—	1	4,475	(522)
Municipal securities	18	9,295	(69)	3	22,144	(806)	21	31,439	(875)
Mutual funds	1	8,899	(101)	3	11,579	(384)	4	20,478	(485)
Total	94	$829,310	$(9,542)	90	$787,873	$(23,546)	184	$1,617,183	$(33,088)

	December 31, 2016
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	66	$615,803	$(9,459)	4	$36,333	$(1,204)	70	$652,136	$(10,663)
Mortgage-backed securities:
Residential	49	497,708	(9,381)	—	—	—	49	497,708	(9,381)
Commercial	8	125,089	(5,014)	—	—	—	8	125,089	(5,014)
Corporate securities	1	7,014	(2)	1	4,113	(447)	2	11,127	(449)
Municipal securities	95	69,331	(1,537)	—	—	—	95	69,331	(1,537)
Mutual funds	3	13,058	(367)	—	—	—	3	13,058	(367)
Total	222	$1,328,003	$(25,760)	5	$40,446	$(1,651)	227	$1,368,449	$(27,411)
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
The Company has certain collateralized mortgage obligations, mortgage-backed securities, municipal securities, and mutual funds that were in a continuous loss position for twelve months or longer as of December 31, 2017. Municipal securities in a continuous loss position for twelve months or longer had an unrealized losses of $806 thousand at December 31, 2017 with the last of the securities scheduled to mature in November 2046. These securities were rated investment grade and there were no credit quality concerns with the obligator. Mutual funds in a continuous loss position for twelve months or longer had an unrealized losses of $384 thousand, however there were no credit quality concerns with the fund. Collateralized mortgage obligations, residential and commercial mortgage-backed securities in a continuous loss position for twelve months or longer had an unrealized losses of $11.6 million, $5.7 million, and $5.1 million, respectively at December 31, 2017. These securities were investments in

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on the securities that were in an unrealized loss position have been paid as agreed, and management believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines are deemed to be due to the current market volatility and are not reflective of management’s expectations of the Company’s ability to fully recover the investments, which may be at maturity. For these reasons, no OTTI was recognized on the securities that were in a continuous loss position for twelve months or longer at December 31, 2017.
The Company considers the losses on our investments in unrealized loss positions at December 31, 2017 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. The increase in the net unrealized loss position can be attributed to an increase in long term Treasury yields as a result of the increase in interest rates at December 31, 2017, compared to rates at December 31, 2016.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES
The following is a summary of loans by major category at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$49,774	$57,884
Commercial & industrial	8,142,036	7,842,573
Construction	316,412	254,113
Total real estate loans	8,508,222	8,154,570
Commercial business	1,780,869	1,832,021
Trade finance	166,664	154,928
Consumer and other	647,102	403,470
Total loans outstanding	11,102,857	10,544,989
Deferred loan fees, net	(282)	(1,657)
Gross loans receivable	11,102,575	10,543,332
Allowance for loan losses	(84,541)	(79,343)
Loans receivable, net	$11,018,034	$10,463,989
Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other loans. These segments are further segregated between loans accounted for under the amortized cost method ("Legacy Loans") and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses ("Acquired Loans"). The Acquired Loans are further segregated between Purchased Credit Impaired Loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30, or "PCI loans") and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or "non-PCI loans").
The following table presents changes in the accretable discount on the PCI loans for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$43,611	$23,777
Additions due to mergers and acquisitions	—	41,271
Accretion	(21,542)	(15,817)
Increase (decrease) in expected cash flows	32,933	(5,620)
Balance at end of period	$55,002	$43,611
On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the PCI loans is the accretable yield. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield may change from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income, 2) indices for variable rates of interest on PCI loans may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables detail the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2017 and 2016:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
December 31, 2017
Balance, beginning of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
Provision (credit) for loan losses	8,524	(1,036)	1,825	2,207	1,341	4,500	42	(43)	17,360
Loans charged off	(2,292)	(9,881)	(2,104)	(943)	(850)	(1,315)	—	(25)	(17,410)
Recoveries of charge offs	172	4,715	56	5	40	225	—	35	5,248
Balance, end of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541

December 31, 2016
Balance, beginning of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
Provision (credit) for loan losses	(4,896)	12,928	(1,695)	2,229	714	(248)	—	(32)	9,000
Loans charged off	(152)	(7,267)	—	(757)	(758)	(26)	—	—	(8,960)
Recoveries of charge offs	1,175	1,437	—	88	12	177	—	6	2,895
Balance, end of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343

December 31, 2015
Balance, beginning of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758
Provision (credit) for loan losses	2,828	(577)	1,424	177	4,270	(117)	—	(5)	8,000
Loans charged off	(558)	(1,971)	(1,288)	(630)	(183)	(271)	—	(11)	(4,912)
Recoveries of charged offs	1,784	2,894	—	582	163	117	—	22	5,562
Balance, end of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
The following tables disaggregate the allowance for loan losses and the carrying value of loans receivables by impairment methodology at December 31, 2017 and December 31, 2016:

	December 31, 2017
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,378	$2,807	$3	$35	$246	$854	$—	$—	$5,323
Collectively evaluated for impairment	43,982	14,421	1,671	3,350	1,036	2,673	42	3	67,178
PCI loans	—	—	—	—	12,040	—	—	—	12,040
Total	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541

Loans outstanding:
Individually evaluated for impairment	$41,041	$31,322	$3,951	$908	$14,239	$18,733	$2,984	$1,171	$114,349
Collectively evaluated for impairment	6,172,448	1,459,273	152,204	477,375	2,120,001	244,980	7,525	157,794	10,791,600
PCI loans	—	—	—	—	160,493	26,561	—	9,854	196,908
Total	$6,213,489	$1,490,595	$156,155	$478,283	$2,294,733	$290,274	$10,509	$168,819	$11,102,857

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,889	$4,420	$864	$50	$113	$73	$—	$—	$7,409
Collectively evaluated for impairment	37,067	19,010	1,033	2,066	548	44	—	36	59,804
PCI loans	—	—	—	—	12,130	—	—	—	12,130
Total	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343

Loans outstanding:
Individually evaluated for impairment	$74,085	$34,783	$6,029	$733	$23,865	$435	$—	$431	$140,361
Collectively evaluated for impairment	5,271,262	1,079,348	75,365	179,961	2,597,200	650,710	70,535	206,802	10,131,183
PCI loans	—	—	—	—	188,158	66,745	2,999	15,543	273,445
Total	$5,345,347	$1,114,131	$81,394	$180,694	$2,809,223	$717,890	$73,534	$222,776	$10,544,989
As of December 31, 2017 and December 31, 2016, the allowance for unfunded commitments was $836 thousand and $3.2 million, respectively. For the year ended December 31, 2017 and 2016, the recognized (credit) provision for credit losses related to unfunded commitments was $(2.4) million and $179 thousand.
The recorded investment in individually impaired loans was as follows:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
With allocated allowance:
Without charge-off	$28,614	$59,638
With charge-off	3,044	1,120
With no allocated allowance:
Without charge-off	77,533	76,775
With charge-off	5,158	2,828
Allowance on impaired loans	(5,323)	(7,409)
Impaired loans, net of allowance	$109,026	$132,952

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables detail impaired loans (Total Impaired Loans including Legacy and Acquired and Acquired only) by portfolio segment. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value. The Company did not recognize any cash basis interest income for the years ended December 31, 2017 or 2016.

	December 31, 2017			Year Ended December 31, 2017
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	532	531	131	1,120	—
Hotel & Motel	2,931	5,090	284	4,050	67
Gas Station & Car Wash	—	—	—	43	—
Mixed Use	312	958	4	245	6
Industrial & Warehouse	772	1,482	96	1,135	—
Other	4,397	4,401	1,109	11,707	237
Real Estate—Construction	—	—	—	—	—
Commercial Business	18,330	22,757	3,661	23,695	631
Trade Finance	3,861	3,861	3	2,842	217
Consumer and Other	523	524	35	240	4
Subtotal	$31,658	$39,604	$5,323	$45,077	$1,162
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$1,105	$—
Real Estate—Commercial
Retail	11,792	13,923	—	12,288	434
Hotel & Motel	2,841	5,288	—	7,245	—
Gas Station & Car Wash	591	1,764	—	3,168	—
Mixed Use	1,101	3,490	—	3,496	—
Industrial & Warehouse	8,429	8,525	—	8,676	262
Other	20,282	24,412	—	17,116	608
Real Estate—Construction	1,300	1,441	—	1,611	—
Commercial Business	31,725	33,207	—	16,312	697
Trade Finance	3,074	3,091	—	2,994	253
Consumer and Other	1,556	1,676	—	1,225	25
Subtotal	$82,691	$96,817	$—	$75,236	$2,279
Total	$114,349	$136,421	$5,323	$120,313	$3,441

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017			Year Ended December 31, 2017
Impaired acquired loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	262	261	126	851	—
Hotel & Motel	85	86	2	105	—
Gas Station & Car Wash	—	—	—	—	—
Mixed Use	129	129	1	179	6
Industrial & Warehouse	221	896	96	225	—
Other	319	323	21	319	17
Real Estate—Construction	—	—	—	—	—
Commercial Business	1,987	2,903	854	1,111	47
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Subtotal	$3,003	$4,598	$1,100	$2,790	$70
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$235	$—
Real Estate—Commercial
Retail	3,412	4,099	—	2,866	141
Hotel & Motel	482	1,887	—	3,086	—
Gas Station & Car Wash	1	28	—	619	—
Mixed Use	152	2,240	—	2,191	—
Industrial & Warehouse	45	45	—	59	3
Other	9,131	9,951	—	5,190	340
Real Estate—Construction	—	—	—	—	—
Commercial Business	16,746	16,926	—	5,794	182
Trade Finance	2,984	3,001	—	1,274	248
Consumer and Other	1,171	1,291	—	645	7
Subtotal	$34,124	$39,468	$—	$21,959	$921
Total	$37,127	$44,066	$1,100	$24,749	$991

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016			Year Ended December 31, 2016
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,095	2,384	90	1,788	—
Hotel & Motel	6,387	6,387	337	3,650	332
Gas Station & Car Wash	215	228	41	884	—
Mixed Use	206	732	27	350	7
Industrial & Warehouse	530	530	—	547	23
Other	22,580	22,825	1,507	23,690	1,033
Real Estate—Construction	—	—	—	—	—
Commercial Business	26,543	27,161	4,493	32,626	988
Trade Finance	2,111	2,156	864	7,134	25
Consumer and Other	91	91	50	289	4
Subtotal	$60,758	$62,494	$7,409	$70,958	$2,412
With No Related Allowance:
Real Estate—Residential	$3,562	$3,562	$—	$712	$119
Real Estate—Commercial
Retail	12,753	13,290	—	10,745	451
Hotel & Motel	6,122	11,735	—	8,275	14
Gas Station & Car Wash	5,043	7,449	—	4,817	39
Mixed Use	7,303	7,822	—	3,284	282
Industrial & Warehouse	9,673	9,748	—	10,252	350
Other	20,181	21,492	—	13,086	479
Real Estate—Construction	1,300	1,441	—	1,322	—
Commercial Business	8,675	9,472	—	10,559	203
Trade Finance	3,918	3,918	—	1,674	208
Consumer and Other	1,073	1,136	—	1,026	29
Subtotal	$79,603	$91,065	$—	$65,752	$2,174
Total	$140,361	$153,559	$7,409	$136,710	$4,586

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016			Year Ended December 31, 2016
Impaired acquired loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,826	2,114	85	1,387	—
Hotel & Motel	—	—	—	—	—
Gas Station & Car Wash	—	—	—	203	—
Mixed Use	136	136	2	280	7
Industrial & Warehouse	—	—	—	—	—
Other	337	341	26	327	18
Real Estate—Construction	—	—	—	—	—
Commercial Business	294	339	73	448	5
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	32	—
Subtotal	$2,593	$2,930	$186	$2,677	$30
With No Related Allowance:
Real Estate—Residential	$679	$679	$—	$136	$—
Real Estate—Commercial
Retail	3,148	3,214	—	2,496	152
Hotel & Motel	4,767	7,171	—	5,700	14
Gas Station & Car Wash	1,568	1,815	—	1,506	39
Mixed Use	5,315	5,551	—	1,238	245
Industrial & Warehouse	66	66	—	873	3
Other	6,023	6,752	—	4,021	177
Real Estate—Construction	—	—	—	—	—
Commercial Business	141	386	—	580	2
Trade Finance	—	—	—	—	—
Consumer and Other	431	484	—	453	9
Subtotal	$22,138	$26,118	$—	$17,003	$641
Total	$24,731	$29,048	$186	$19,680	$671

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	3,388	—
Hotel & Motel	10,512	230
Gas Station & Car Wash	1,542	59
Mixed Use	498	9
Industrial & Warehouse	3,686	25
Other	12,585	1,110
Real Estate—Construction	—	—
Commercial Business	31,790	998
Trade Finance	6,209	527
Consumer and Other	153	7
Subtotal	$70,363	$2,965
With No Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	10,779	464
Hotel & Motel	6,455	93
Gas Station & Car Wash	3,685	107
Mixed Use	2,375	51
Industrial & Warehouse	10,186	254
Other	9,355	362
Real Estate—Construction	1,153	—
Commercial Business	8,722	345
Trade Finance	986	—
Consumer and Other	1,177	26
Subtotal	$54,873	$1,702
Total	$125,236	$4,667

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
Impaired acquired loans	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	1,835	—
Hotel & Motel	—	—
Gas Station & Car Wash	1,246	59
Mixed Use	380	9
Industrial & Warehouse	72	—
Other	797	16
Real Estate—Construction	—	—
Commercial Business	671	15
Trade Finance	—	—
Consumer and Other	—	—
Subtotal	$5,001	$99
With No Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	2,301	105
Hotel & Motel	5,889	73
Gas Station & Car Wash	651	64
Mixed Use	210	13
Industrial & Warehouse	1,275	9
Other	4,162	53
Real Estate—Construction	—	—
Commercial Business	892	55
Trade Finance	—	—
Consumer and Other	629	7
Subtotal	$16,009	$379
Total	$21,010	$478

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the aging of past due loans as of December 31, 2017 and December 31, 2016 by class of loans:

	December 31, 2017
	Past Due and Accruing				Nonaccrual Loans (2)	Total Delinquent and Nonaccrual Loans
	30-59 Days	60-89 Days	90 or More Days	Total
	(Dollars in thousands)
Legacy Loans
Real Estate—Residential	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,384	—	—	2,384	3,179	5,563
Hotel & Motel	1,884	1,027	—	2,911	3,931	6,842
Gas Station & Car Wash	956	—	—	956	590	1,546
Mixed Use	129	—	—	129	1,132	1,261
Industrial & Warehouse	1,121	99	—	1,220	3,403	4,623
Other	1,408	—	—	1,408	5,689	7,097
Real Estate—Construction	—	—	—	—	1,300	1,300
Commercial Business	698	505	—	1,203	8,540	9,743
Trade Finance	—	—	—	—	—	—
Consumer and Other	7,512	93	407	8,012	471	8,483
Subtotal	$16,092	$1,724	$407	$18,223	$28,235	$46,458
Acquired Loans (1)
Real Estate—Residential	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	81	216	—	297	638	935
Hotel & Motel	—	1,219	—	1,219	568	1,787
Gas Station & Car Wash	1,161	41	—	1,202	1	1,203
Mixed Use	151	—	—	151	152	303
Industrial & Warehouse	804	264	—	1,068	221	1,289
Other	—	—	—	—	1,389	1,389
Real Estate—Construction	—	—	—	—	—	—
Commercial Business	1,088	155	—	1,243	14,560	15,803
Trade Finance	—	—	—	—	—	—
Consumer and Other	957	—	—	957	1,011	1,968
Subtotal	$4,242	$1,895	$—	$6,137	$18,540	$24,677
TOTAL	$20,334	$3,619	$407	$24,360	$46,775	$71,135

(1)	Acquired loans exclude PCI loans.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $22.1 million.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Past Due and Accruing				Nonaccrual Loans (2)	Total Delinquent and Nonaccrual Loans
	30-59 Days	60-89 Days	90 or More Days	Total
	(Dollars in thousands)
Legacy Loans
Real Estate—Residential	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	480	—	—	480	3,672	4,152
Hotel & Motel	1,836	3,137	—	4,973	1,392	6,365
Gas Station & Car Wash	362	—	—	362	3,690	4,052
Mixed Use	—	—	—	—	1,305	1,305
Industrial & Warehouse	—	697	—	697	1,922	2,619
Other	2,871	—	—	2,871	4,007	6,878
Real Estate—Construction	—	1,513	—	1,513	1,300	2,813
Commercial Business	558	815	—	1,373	9,371	10,744
Trade Finance	—	500	—	500	2,056	2,556
Consumer and Other	146	58	305	509	229	738
Subtotal	$6,253	$6,720	$305	$13,278	$28,944	$42,222
Acquired Loans (1)
Real Estate—Residential	$—	$—	$—	$—	$679	$679
Real Estate—Commercial
Retail	1,611	—	—	1,611	1,871	3,482
Hotel & Motel	95	—	—	95	4,501	4,596
Gas Station & Car Wash	68	340	—	408	993	1,401
Mixed Use	—	—	—	—	48	48
Industrial & Warehouse	257	—	—	257	—	257
Other	350	—	—	350	2,144	2,494
Real Estate—Construction	—	—	—	—	—	—
Commercial Business	1,303	684	—	1,987	345	2,332
Trade Finance	—	—	—	—	—	—
Consumer and Other	331	25	—	356	549	905
Subtotal	$4,015	$1,049	$—	$5,064	$11,130	$16,194
TOTAL	$10,268	$7,769	$305	$18,342	$40,074	$58,416

(1)	Acquired loans exclude PCI loans.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.9 million.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the risk rating for Legacy Loans and Acquired Loans as of December 31, 2017 and December 31, 2016 by class of loans:

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real Estate—Residential	$33,557	$1,147	$1,439	$—	$36,143
Real Estate—Commercial
Retail	1,640,809	32,723	17,856	—	1,691,388
Hotel & Motel	1,224,597	19,358	8,877	—	1,252,832
Gas Station & Car Wash	737,485	9,013	590	—	747,088
Mixed Use	421,755	4,581	1,477	—	427,813
Industrial & Warehouse	577,344	16,716	24,317	—	618,377
Other	1,133,188	30,030	53,995	—	1,217,213
Real Estate—Construction	219,583	—	3,052	—	222,635
Commercial Business	1,389,043	35,640	65,912	—	1,490,595
Trade Finance	152,583	2,200	1,372	—	156,155
Consumer and Other	477,370	5	908	—	478,283
Subtotal	$8,007,314	$151,413	$179,795	$—	$8,338,522
Acquired Loans:
Real Estate—Residential	$13,369	$262	$—	$—	$13,631
Real Estate—Commercial
Retail	630,555	6,921	20,797	—	658,273
Hotel & Motel	275,191	4,247	24,987	—	304,425
Gas Station & Car Wash	194,063	2,872	8,992	—	205,927
Mixed Use	94,864	5,725	14,738	—	115,327
Industrial & Warehouse	250,049	14,973	16,358	265	281,645
Other	568,545	19,848	33,335	—	621,728
Real Estate—Construction	93,777	—	—	—	93,777
Commercial Business	236,705	8,593	44,964	12	290,274
Trade Finance	7,455	—	3,054	—	10,509
Consumer and Other	162,495	37	6,202	85	168,819
Subtotal	$2,527,068	$63,478	$173,427	$362	$2,764,335
Total	$10,534,382	$214,891	$353,222	$362	$11,102,857

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(Dollars in thousands)
Legacy Loans:
Real Estate—Residential	$34,283	$223	$2,883	$—	$37,389
Real Estate—Commercial
Retail	1,303,452	18,929	15,430	—	1,337,811
Hotel & Motel	1,187,709	12,763	9,026	—	1,209,498
Gas Station & Car Wash	643,282	7,259	3,690	—	654,231
Mixed Use	375,312	—	1,467	—	376,779
Industrial & Warehouse	478,528	29,830	13,745	—	522,103
Other	969,024	22,220	41,017	—	1,032,261
Real Estate—Construction	159,230	14,745	1,300	—	175,275
Commercial Business	1,032,232	15,919	65,885	95	1,114,131
Trade Finance	68,051	5,673	7,670	—	81,394
Consumer and Other	179,864	1	829	—	180,694
Subtotal	$6,430,967	$127,562	$162,942	$95	$6,721,566
Acquired Loans:
Real Estate—Residential	$18,007	$1,809	$679	$—	$20,495
Real Estate—Commercial
Retail	772,465	9,860	21,110	—	803,435
Hotel & Motel	328,396	5,419	18,233	—	352,048
Gas Station & Car Wash	249,379	8,437	11,338	—	269,154
Mixed Use	118,643	3,105	12,505	8	134,261
Industrial & Warehouse	321,040	31,819	9,048	315	362,222
Other	736,385	23,286	29,099	—	788,770
Real Estate—Construction	78,838	—	—	—	78,838
Commercial Business	649,186	31,340	37,265	99	717,890
Trade Finance	70,535	61	2,938	—	73,534
Consumer and Other	214,437	958	5,949	1,432	222,776
Subtotal	$3,557,311	$116,094	$148,164	$1,854	$3,823,423
Total	$9,988,278	$243,656	$311,106	$1,949	$10,544,989

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents loans sold from loans held for investment or transferred from held for investment to held for sale during the year ended December 31, 2017 and 2016 by portfolio segment:

	Year ended December 31,
	2017	2016
	(Dollars in thousands)
Sales or reclassification to held for sale
Real Estate - Commercial	$429	$5,920
Real Estate - Construction	—	—
Commercial Business	—	3,457
Consumer	—	2,508
Total	$429	$11,885
 The following table presents loans by portfolio segment and impairment method at December 31, 2017 and December 31, 2016:

	December 31, 2017
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$53,980	$1,300	$50,055	$6,935	$2,079	$114,349
Specific allowance	$—	$1,624	$—	$3,661	$3	$35	$5,323
Specific allowance to impaired loans	N/A	3.01%	N/A	7.31%	0.04%	1.68%	4.66%
Other loans	$49,774	$8,088,056	$315,112	$1,730,814	$159,729	$645,023	$10,988,508
General allowance	$88	$56,040	$930	$17,094	$1,713	$3,353	$79,218
General allowance to other loans	0.18%	0.69%	0.30%	0.99%	1.07%	0.52%	0.72%
Total loans outstanding	$49,774	$8,142,036	$316,412	$1,780,869	$166,664	$647,102	$11,102,857
Total allowance for loan losses	$88	$57,664	$930	$20,755	$1,716	$3,388	$84,541
Total allowance to total loans	0.18%	0.71%	0.29%	1.17%	1.03%	0.52%	0.76%

	December 31, 2016
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$3,562	$93,088	$1,300	$35,218	$6,029	$1,164	$140,361
Specific allowance	$—	$2,002	$—	$4,493	$864	$50	$7,409
Specific allowance to impaired loans	N/A	2.15%	N/A	12.76%	14.33%	4.30%	5.28%
Other loans	$54,322	$7,749,485	$252,813	$1,796,803	$148,899	$402,306	$10,404,628
General allowance	$209	$47,915	$1,621	$19,054	$1,033	$2,102	$71,934
General allowance to other loans	0.38%	0.62%	0.64%	1.06%	0.69%	0.52%	0.69%
Total loans outstanding	$57,884	$7,842,573	$254,113	$1,832,021	$154,928	$403,470	$10,544,989
Total allowance for loan losses	$209	$49,917	$1,621	$23,547	$1,897	$2,152	$79,343
Total allowance to total loans	0.36%	0.64%	0.64%	1.29%	1.22%	0.53%	0.75%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At December 31, 2017, total modified loans were $78.5 million, compared to $70.9 million at December 31, 2016. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual by type of concession as of December 31, 2017, December 31, 2016, and December 31, 2015 is presented below:

	December 31, 2017
	TDRs on accrual				TDRs on nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Sub-Total	Real estate - Commercial	Commercial Business	Other	Sub-Total
	(Dollars in thousands)
Payment concession	$22,550	$376	$—	$22,926	$3,071	$170	$—	$3,241	$26,167
Maturity / Amortization concession	4,768	25,584	7,442	37,794	1,536	5,264	98	6,898	44,692
Rate concession	5,444	996	90	6,530	1,083	18	—	1,101	7,631
Principal forgiveness	—	—	—	—	—	—	—	—	—
Total	$32,762	$26,956	$7,532	$67,250	$5,690	$5,452	$98	$11,240	$78,490

	December 31, 2016
	TDRs on accrual				TDRs on nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Sub-Total	Real estate - Commercial	Commercial Business	Other	Sub-Total
	(Dollars in thousands)
Payment concession	$16,358	$29	$—	$16,387	$4,417	$1,717	$—	$6,134	$22,521
Maturity / Amortization concession	1,840	17,471	4,600	23,911	1,313	6,130	2,287	9,730	33,641
Rate concession	6,856	1,665	55	8,576	5,590	387	155	6,132	14,708
Principal forgiveness	—	—	—	—	—	—	—	—	—
Total	$25,054	$19,165	$4,655	$48,874	$11,320	$8,234	$2,442	$21,996	$70,870

	December 31, 2015
	TDRs on accrual				TDRs on nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Sub-Total	Real estate - Commercial	Commercial Business	Other	Sub-Total
	(Dollars in thousands)
Payment concession	$11,604	$375	$—	$11,979	$3,891	$2,410	$—	$6,301	$18,280
Maturity / Amortization concession	4,009	18,192	5,311	27,512	1,583	6,818	2,297	10,698	38,210
Rate concession	7,215	1,278	—	8,493	6,445	641	166	7,252	15,745
Principal forgiveness	—	—	—	—	—	—	—	—	—
Total	$22,828	$19,845	$5,311	$47,984	$11,919	$9,869	$2,463	$24,251	$72,235

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at December 31, 2017 were comprised of 24 commercial real estate loans totaling $32.8 million, 27 commercial business loans totaling $27.0 million and 56 consumer and other loans totaling $7.5 million. TDRs on accrual status at December 31, 2016 were comprised of 20 commercial real estate loans totaling $25.1 million, 23 commercial business loans totaling $19.2 million, and 19 consumer and other loans totaling $4.7 million. TDRs on accrual status at December 31, 2015 were comprised of 24 commercial real estate loans totaling $22.8 million, 28 commercial business loans totaling $19.8 million, and 4 consumer loans totaling $5.3 million. Management expects that the TDRs on accrual status as of December 31, 2017, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.
The Company has allocated $4.8 million, $5.3 million, and $5.7 million of specific reserves to TDRs as of December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, 2016, and 2015 the Company did not have any outstanding commitments to extend additional funds to these borrowers.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2017, 2016, and 2015:

	For The Years Ended December 31,
	2017			2016			2015
	Number of Loans	Pre-Modification	Post-Modification	Number of Loans	Pre-Modification	Post-Modification	Number of Loans	Pre-Modification	Post-Modification
	(Dollars in thousands)
Legacy Loans:
Real Estate - Residential	—	$—	$—	—	$—	$—	—	$—	$—
Real Estate - Commercial
Retail	2	1,082	1,082	—	—	—	2	750	733
Hotel & Motel	1	1,044	1,044	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	—	—	—	2	383	351
Mixed Use	—	—	—	—	—	—	2	437	407
Industrial & Warehouse	1	465	465	—	—	—	—	—	—
Other	—	—	—	3	1,675	6,824	2	1,762	1,700
Real Estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	14	8,507	8,507	12	12,311	7,413	18	9,171	13,234
Trade Finance	—	—	—	—	—	—	2	7,623	2,208
Consumer and Other	—	—	—	1	—	91	1	248	237
Subtotal	18	$11,098	$11,098	16	$13,986	$14,328	29	$20,374	$18,870
Acquired Loans:
Real Estate - Residential	—	$—	$—	—	$—	$—	—	$—	$—
Real Estate - Commercial
Retail	3	1,642	1,642	1	1,377	1,335	—	—	—
Hotel & Motel	1	482	482	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	—	—	—	—	—	—
Mixed Use	—	—	—	—	—	—	3	425	416
Industrial & Warehouse	—	—	—	—	—	—	—	—	—
Other	2	6,946	6,946	—	—	—	—	—	—
Real Estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	8	4,224	4,224	1	13	11	1	56	13
Trade Finance	1	2,983	2,983	—	—	—	—	—	—
Consumer and Other	—	—	—	1	30	25	1	115	104
Subtotal	15	$16,277	$16,277	3	$1,420	$1,371	5	$596	$533
Total	33	$27,375	$27,375	19	$15,406	$15,699	34	$20,970	$19,403
The specific reserves for the TDRs described above as of December 31, 2017, 2016, and 2015 were $1.4 million, $1.2 million, and $2.9 million, respectively, and the charge offs for the years ended December 31, 2017, 2016, 2015 and were $0, $4 thousand, and $42 thousand respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the years ended December 31, 2017, 2016, and 2015:

	For The Years Ended December 31,
	2017		2016		2015
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real Estate - Commercial
Retail	—	$—	—	$—	—	$—
Hotel & Motel	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	—	1	121
Mixed Use	—	—	—	—	1	103
Industrial & Warehouse	—	—	—	—	—	—
Other	—	—	—	—	1	307
Commercial Business	2	178	4	580	4	2,091
Consumer and Other	—	—	—	—	—	—
Subtotal	2	$178	4	$580	7	$2,622
Acquired Loans:
Real Estate - Commercial
Retail	—	$—	—	$—	—	$—
Hotel & Motel	1	482	—	—	—	—
Mixed Use	—	—	—	—	1	63
Gas Station & Car Wash	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	—	—	—
Other	1	2,977	—	—	—	—
Commercial Business	1	40	1	11	—	—
Consumer and Other	—	—	1	25	1	104
Subtotal	3	$3,499	2	$36	2	$167
Total	5	$3,677	6	$616	9	$2,789
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of December 31, 2017, 2016, and 2015 were $60 thousand, $371 thousand, and $303 thousand respectively, and the charge offs for the years ended December 31, 2017, 2016, and 2015 were $0, $4 thousand, and $0 respectively.
The two Legacy Loans that subsequently defaulted in 2017 were modified through payment concession or maturity concession. The payment concession was comprised of one commercial business loan totaling $40 thousand. The maturity concession was comprised of one commercial business loan totaling $138 thousand.
The three Acquired Loans that subsequently defaulted in 2017 were modified through payment concessions or maturity concession. The maturity concession was comprised of one commercial business loan totaling $40 thousand. There were two real estate loans totaling $3.5 million modified through payment concessions.
The four Legacy Loans that subsequently defaulted in 2016 were modified through payment concessions or maturity concession. The payment concessions were comprised of three commercial business loans totaling $490 thousand. The maturity concession was comprised of one commercial business loan totaling $90 thousand.
The two Acquired Loans that subsequently defaulted in 2016 were modified through payment concession or maturity concession. The payment concession was comprised of one commercial business loan totaling $11 thousand. There was one consumer and other loan totaling $25 thousand modified through a maturity concession.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). All loans to Related Parties were current as of December 31, 2017 and 2016, and the outstanding principal balance as of December 31, 2017 and 2016 was $41.0 million and $42.8 million, respectively. Loans to related parties at December 31, 2017 consisted of $40.0 million in commercial real estate loans and $1.0 million in commercial loans. Loans to related parties at December 31, 2016 consisted of $40.7 million in commercial real estate loans and $2.1 million in commercial loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of the Company’s goodwill as of December 31, 2017 and 2016 was $464.5 million and $463.0 million, respectively. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management assessed the qualitative factors related to intangible assets and goodwill and for 2017 to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that intangible assets were not impaired and that the fair value of goodwill exceeded the carrying value and that the two-step goodwill impairment test was not needed. Goodwill is not amortized for book purposes and is not tax deductible.
During the fourth quarter of 2016, the Company made a net adjustment of $1.4 million to the deferred tax assets and taxes receivable acquired from Wilshire which reduced the previous goodwill recorded from the transaction by $1.4 million. Subsequently in first quarter of 2017, the Company made a net adjustment of $978 thousand to OREO and deferred tax assets acquired from Wilshire which increased goodwill recorded from the Wilshire transaction by this amount. During the second quarter of 2017, the Company made a final adjustment of $475 thousand to deferred tax assets which increased goodwill by the same amount. These adjustments were made to reflect new information obtained about facts and circumstances that existed as of the acquisition date in accordance with ASC 805-10-25-13. At December 31, 2017, goodwill related to the acquisition of Wilshire totaled $359.0 million.
The following table provides information regarding the amortization of core deposit intangibles at December 31, 2017 and 2016:

		December 31,
		2017		2016
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(Dollars in thousands)
Core deposit intangibles related to:
Center Financial	7 years	$4,100	$(3,966)	$4,100	$(3,685)
Pacific International Bank	7 years	604	(534)	604	(467)
Foster Bankshares	10 years	2,763	(1,636)	2,763	(1,344)
Wilshire Bancorp	10 years	18,138	(2,946)	18,138	(883)
Total		$25,605	$(9,082)	$25,605	$(6,379)
In July 2016, the Company recorded $18.1 million in core deposits intangibles from the acquisition of Wilshire. Total amortization expense on core deposit intangibles was $2.7 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively. The increase in core deposit intangibles expenses for 2017 was due to a full year amortization of Wilshire related core deposit intangibles compared to only five months of amortization in 2016. The estimated future amortization expense over the next five years for core deposit intangibles is as follows: $2.5 million in 2018, $2.2 million in 2019, $2.1 million in 2020, $2.0 million in 2021, and $1.9 million in 2022.
In light of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, the Company performed an analysis on its remaining core deposit intangibles to assess the potential impact from the reduction in corporate tax rates on core deposit intangibles. As core deposit intangibles represents the after tax cash flow savings on acquired core deposits, a change in tax rates could potentially result in an impairment to remaining core deposits intangibles. The Company determined that it was more-likely-than-not that the remaining core deposit intangibles were not impaired as a reduction in corporate tax rates would potentially increase after tax cash flows.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in thousands)
Land	$11,244	$13,723
Building and improvements	23,127	21,315
Furniture, fixtures, and equipment	25,953	23,597
Leasehold improvements	27,018	22,494
Software/License	8,389	6,802
	95,731	87,931
Less: Accumulated depreciation and amortization	(39,017)	(32,615)
Total premises and equipment, net	$56,714	$55,316

Depreciation and amortization expense totaled $9.3 million, $8.1 million, and $7.0 million for 2017, 2016, and 2015, respectively. In 2017, the Company sold buildings and land related to three former branch locations for total cash proceeds of $4.9 million for a net gain of $808 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	DEPOSITS
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2017 and 2016, was $1.28 billion and $1.08 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at December 31, 2017 and 2016. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2017 and 2016, securities with carrying values of approximately $337.7 million and $371.6 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at December 31, 2017 and December 31, 2016, totaled $797.0 million and $724.7 million, respectively. Brokered deposits at December 31, 2017 consisted of $258.5 million in money market and NOW accounts and $538.5 million in time deposits accounts. Brokered deposits at December 31, 2016 consisted of $303.7 million in money market and NOW accounts and $421.0 million in time deposits accounts.
At December 31, 2017, the scheduled maturities for time deposits were as follows:

December 31, 2017
(Dollars in thousands)
Scheduled maturities in:
2018	$3,855,966
2019	376,108
2020	17,386
2021	21,054
2022 and thereafter	4,149
Total	$4,274,663
The following table indicates the maturity schedules of time deposits in amounts of more than $250 thousand as of December 31, 2017:

More than $250,000
(Dollars in thousands)
Three months or less	$249,568
Over three months through six months	473,313
Over six months through twelve months	493,054
Over twelve months	63,173
Total	$1,279,108
Interest expense on deposits is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Money market and NOW	$31,856	$21,136	$12,430
Savings deposits	1,354	1,282	1,670
Time deposits	41,692	25,673	19,312
Total deposit interest expense	$74,902	$48,091	$33,412

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	BORROWINGS
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.54 billion and $3.38 billion at December 31, 2017 and 2016, respectively. The terms of this credit facility require the Bank to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB totaling $91.0 million at December 31, 2017.
Real estate secured loans with a carrying amount of approximately $4.91 billion and $5.53 billion were pledged as collateral for borrowings from the FHLB at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.
At December 31, 2017 and 2016, FHLB advances were $1.16 billion and $754.3 million, and had a weighted average effective interest rate of 1.63% and 1.22%, respectively which is net of any discounts on acquired borrowing. FHLB borrowing at December 31, 2017 had various maturities through December 2022. At December 31, 2017 and December 31, 2016, $0 and $20.2 million, respectively, of the advances were putable advances. The original rate on FHLB advances as of December 31, 2017 ranged between 0.94% and 2.48%. At December 31, 2017, the Company had a remaining borrowing capacity of $2.32 billion. The Company acquired $200.0 million in FHLB advances from the acquisition of Wilshire during the third quarter of 2016, of which $100.0 million was repaid in the same quarter.
At December 31, 2017, the Company also had $69.9 million in overnight federal funds purchased from lines at other banks. There were no federal funds purchased from other banks at December 31, 2016. Total FHLB advances and federal funds purchased at December 31, 2017 was $1.23 billion compared to $754.3 million at December 31, 2016.
At December 31, 2017, the contractual maturities for FHLB advances and federal funds purchased were as follows:

December 31, 2017
Scheduled maturities in:	(Dollars in thousands)
2018	$429,900
2019	322,693
2020	185,000
2021	145,000
2022 and thereafter	145,000
Total	$1,227,593
As a member of the Federal Reserve Bank system, the Company may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At December 31, 2017, the principal balance of the qualifying loans pledged at the Federal Reserve Bank was $732.0 million and there were no investment securities pledged. There were no borrowings outstanding against this line.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	SUBORDINATED DEBENTURES
At December 31, 2017, the Company had nine wholly-owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and debentures at December 31, 2017:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	4.74%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.21%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.55%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	3.24%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	13,827	Variable	4.21%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,314	Variable	3.39%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	10,767	Variable	2.99%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	17,479	Variable	2.97%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,598	Variable	3.31%	06/30/2037
TOTAL ISSUANCE		$126,000	$100,853
The Company’s investment in the common trust securities of the issuer trusts of $3.9 million at both December 31, 2017 and December 31, 2016, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.
Under the “Merger and Acquisition Transition Provisions” in BASEL III, if a depository institution holding company of $15 billion or more acquires a depository institution holding company with total consolidated assets of less than $15 billion as of December 31, 2009, the non-qualifying capital instruments of the resulting organization will be subject to a phase-out schedule. The phase-out schedule ended in 2016 and therefore in accordance with BASEL III, the Company’s subordinated debenture will no longer qualify for Tier 1 treatment once the Company exceeds total consolidated assets of $15 billion or more since the Company had acquisitions subsequent to December 31, 2009. The subordinated debentures will be still be eligible for Tier 2 inclusion once the Company exceeds $15 billion or more in total consolidated assets.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES
The following presents a summary of income tax provision follows for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2017
Federal	$64,910	$31,464	$96,374
State	24,739	3,276	28,015
	$89,649	$34,740	$124,389
2016
Federal	$50,780	$4,198	$54,978
State	20,922	1,552	22,474
	$71,702	$5,750	$77,452
2015
Federal	$47,919	$(1,393)	$46,526
State	16,548	17	16,565
	$64,467	$(1,376)	$63,091
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The Company has not yet completed accounting for the tax effects of enactment of the Tax Act; however, the Company has reasonably estimated the effects of the Tax Act and recorded provisional amounts in the Company’s financial statements as of December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The Company recorded a provisional amount increasing income tax provision expense by $25.4 million, included in federal deferred income tax provision for the year ended December 31, 2017 in the table above. This amount is comprised of the re-measurement of federal net deferred tax assets and re-evaluation of investments in affordable housing partnerships resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. The Company is still completing its analysis of the impact of the Tax Act and will record any adjustments to the provisional amount as a component of income tax expense during the measurement period provided for in SAB 118.
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	Year Ended December 31,
	2017	2016	2015
Statutory tax rate	35.00%	35.00%	35.00%
State taxes-net of federal tax effect	7.04%	7.28%	7.21%
Rate change - federal and state	9.36%	—%	—%
CRA investment tax credit	(3.50)%	(2.40)%	(1.31)%
Bank owned life insurance	(0.09)%	(0.26)%	(0.25)%
Municipal securities	(0.45)%	(0.22)%	(0.15)%
Nondeductible transaction costs	(0.02)%	0.80%	—%
Other	(0.19)%	0.31%	0.11%
Effective income tax rate	47.15%	40.51%	40.61%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities at December 31, 2017 and 2016 are comprised of the following:

	At December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$21,508	$42,009
Statutory bad debt deduction less than financial statement provision	20,162	26,574
Net operating loss carryforward	2,351	4,171
Investment security provision	593	1,646
State tax deductions	4,304	5,669
Accrued compensation	149	207
Deferred compensation	214	348
Mark to market on loans held for sale	764	1,244
Depreciation	221	3,157
Nonaccrual loan interest	6,272	7,330
Other real estate owned	1,753	1,507
FDIC loss share receivable	362	772
Unrealized loss on securities available for sale	8,961	9,989
Non-qualified stock option and restricted share expense	1,339	2,187
Goodwill	203	490
Other	3,053	7,063
Total Deferred Tax Assets	$72,209	$114,363
Deferred tax liabilities:
FHLB stock dividends	$(695)	$(1,054)
Deferred loan costs	(5,857)	(7,085)
State taxes deferred and other	(3,229)	(6,629)
Prepaid expenses	(1,542)	(1,840)
Amortization of intangibles	(5,236)	(8,639)
Lease expense	(447)	(1,006)
Total Deferred Tax Liabilities	$(17,006)	$(26,253)
Net deferred tax assets:	$55,203	$88,110
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
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2017 and 2016.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s net operating loss carry-forwards is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(Dollars in thousands)
2017
Saehan Bank (acquired by Wilshire)	$2,940	2030	$226	$2,940	2030	$226
Korea First Bank of New York	991	2019	497	—	N/A	—
Pacific International Bank	6,089	2032	420	—	N/A	—
Total	$10,020		$1,143	$2,940		$226

2016
Saehan Bank (acquired by Wilshire)	$3,166	2030	$226	$3,166	2030	$226
Korea First Bank of New York	1,488	2019	497	—	N/A	—
Pacific International Bank	6,509	2032	420	—	N/A	—
Total	$11,163		$1,143	$3,166		$226

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2013. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2011, 2012, and 2013 tax years and by the New York State Department of Taxation for the 2013, 2014, and 2015 tax years. Wilshire Bancorp Inc. is currently under examination by the FTB for the 2011, 2012, and 2013 tax years. While the outcomes of the examinations are unknown, the Company does not expect any material adjustments.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows:

	At December 31,
	2017	2016
	(Dollars in thousands)
Balance at January 1,	$2,187	$1,816
Additions based on tax positions related to the prior year through acquisition	3	1,399
Expiration of the statute of limitations for assessment of taxes	—	(916)
Settlements with taxing authorities	(65)	(112)
Balance at December 31,	$2,125	$2,187
The total amount of unrecognized tax benefits was $2.1 million at December 31, 2017 and $2.2 million at December 31, 2016 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $1.9 million and $1.6 million at December 31, 2017 and 2016, respectively. The Company expects the total amount of unrecognized tax benefits to decrease by $2.1 million within the next twelve months due to the settlement with the state tax authority.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $348 thousand and $306 thousand for interest and penalties accrued at December 31, 2017 and 2016, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	STOCK-BASED COMPENSATION
The Company has a stock-based incentive plan (the “2016 Plan”) to award equity as a form of compensation. The 2016 Plan, was approved by the Company’s stockholders on September 1, 2016. The 2016 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, employees, and consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”). Stock options and restricted stock were assumed from the merger of Wilshire at substantially the same terms as those prior to the merger after applying the exchange ratio of 0.7034. These stock awards were issued to former Wilshire employees and directors through the 2016 Plan.
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
The 2016 plan has 1,341,621 shares available for future grants as of December 31, 2017.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or awarding the appropriate number of shares. For the year ended December 31, 2017, 165,612 shares of restricted and performance unit awards were granted under the 2007 and 2016 Plans. The fair value of performance unit awards granted is the fair market value of the Company’s common stock on the date of grant. In 2017, 2016 and 2015, 0, 1,281,552, and 0 options were granted, respectively.
The following is a summary of stock option activity under the 2007 and 2016 Plans for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	1,603,876	$15.28
Granted	—	—
Exercised	(215,270)	8.46
Expired	(250,762)	21.61
Forfeited	(62,421)	17.17
Outstanding - December 31, 2017	1,075,423	$15.06	7.26	$3,433,460
Options exercisable - December 31, 2017	644,086	$13.81	6.54	$2,857,618

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of restricted and performance unit activity under the 2007 and 2016 Plans for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2017	398,658	$16.16
Granted	165,612	16.77
Vested	(149,792)	16.15
Forfeited	(35,059)	16.30
Outstanding - December 31, 2017	379,419	$16.42

The total fair value of restricted and performance units vested for the year ended December 31, 2017, 2016, and 2015 was $2.7 million, $1.9 million, and $899 thousand respectively.
The amount charged against income related to stock based payment arrangements was $3.2 million, $3.0 million, and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
At December 31, 2017, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $5.5 million, and is expected to be recognized over a remaining weighted average vesting period of 3 years.
The estimated annual stock-based compensation expense as of December 31, 2017 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(Dollars in thousands)
For the year ended December 31:
2018	$2,757
2019	1,466
2020	864
2021	420
2022	42
Total	$5,549

On August, 21, 2017 the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares in the Company on behalf of the participating employees at a 10% discount from the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock based compensation expenses. The compensation expense for ESPP for the year ended December 31, 2017 was $64 thousand. The Company did not have any compensation expenses for the ESPP in 2016 or 2015.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan— The Company established a deferred compensation plan that permits eligible officers, key executives and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2017 and 2016 amounted to $1.1 million and $1.2 million, respectively, which are included in other liabilities in the accompanying consolidated statements of financial condition. Interest expense recognized under the deferred compensation plan totaled $21 thousand, $23 thousand and $25 thousand for 2017, 2016 and 2015, respectively.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only two NEOs are currently participating in the LTIP. The Company accrued $455 thousand, $418 thousand, and $306 thousand in 2017, 2016, and 2015, respectively.
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
401(k) Savings Plan— The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The Company matches 75% of the first 8% of the employee’s compensation contributed. Employer matching is vested 25% after 2 years of service, 50% after 3 years of service, 75% after 4 years of service, and 100% after 5 or more years of service. Total employer contributions to the plan amounted to approximately $4.4 million, $2.6 million and $2.3 million for 2017, 2016 and 2015, respectively.
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
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Bank and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, the Bank would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2017 and 2016, was $7.8 million and $6.6 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its premises under non-cancelable operating leases, and at December 31, 2017, the future minimum rental commitments under these leases are as follows:

December 31, 2017
(Dollars in thousands)
2018	$14,055
2019	12,124
2020	9,774
2021	9,426
2022	5,456
Thereafter	15,863
$66,698

Operating lease expense recorded under such leases in 2017, 2016 and 2015 amounted to approximately $17.8 million, $14.7 million and $11.1 million, respectively.
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2017, and has taken into consideration the views of such counsel as to the outcome of the claims. Accrued loss contingencies for all legal claims totaled approximately $414 thousand and $557 thousand at December 31, 2017 and December 31, 2016, respectively. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.
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
Commitments at December 31, 2017 and 2016 are summarized as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Commitments to Fund Low Income Housing Partnership Investments	$38,467	$24,409
Unused Credit Extensions	1,526,981	1,592,221
Standby Letters of Credit	74,748	63,753
Other Commercial Letters of Credit	74,147	52,125
	$1,714,343	$1,732,508

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its consolidated statements of financial condition as of December 31, 2017 and 2016.
Mortgage-Banking Derivatives
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2017, the Company had approximately $4.8 million in interest rate lock commitments and $4.8 million in total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2016, the Company had approximately $23.7 million in interest rate lock commitments and $13.0 million in total forward sales commitments.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	FAIR VALUE MEASUREMENTS
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
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal procses by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the underlying collateral. For commercial and industrial and asset backed loans, independent valuations may include a 20-60% discount for accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available-for-sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Debt securities	$—	$—	$—	$—
Collateralized mortgage obligations	838,709	—	838,709	—
Mortgage-backed securities:
Residential	471,214	—	471,214	—
Commercial	301,365	—	301,365	—
Corporate securities	4,475	—	4,475	—
Municipal securities	82,537	—	81,429	1,108
Mutual funds	21,957	21,957	—	—
Interest rate swaps	(2,838)	—	(2,838)	—
Mortgage banking derivatives	33	—	33	—

Liabilities:
Interest rate swaps	(2,838)	—	(2,838)	—
Mortgage banking derivatives	5	—	5	—

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Debt securities	$12,008	$—	$12,008	$—
Collateralized mortgage obligations	705,667	—	705,667	—
Mortgage-backed securities:
Residential	602,952	—	602,952	—
Commercial	125,089	—	125,089	—
Corporate securities	11,127	—	11,127	—
Municipal securities	86,839	—	85,700	1,139
Mutual funds	13,058	13,058	—	—
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	147	—	147	—

Liabilities:
Interest rate swaps	(1,565)	—	(1,565)	—
Mortgage banking derivatives	41	—	41	—
There were no transfers between Level 1, 2, and 3 during the period ended December 31, 2017 and 2016.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016
	(Dollars in thousands)
Securities available for sale - municipal securities
Beginning Balance, January 1	$1,139	$1,166
Total losses included in other comprehensive income	(31)	(27)
Ending Balance, December 31	$1,108	$1,139

Assets measured at fair value on a non-recurring basis at December 31, 2017 and 2016 are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate	$6,086	$—	$—	$6,086
Commercial business	3,320	—	—	3,320
Consumer	84	—	—	84
Other real estate owned	5,615	—	—	5,615

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate	$58,882	$—	$—	$58,882
Commercial business	6,563	—	—	6,563
Consumer	253	—	—	253
Loans held for sale, net	3,788	—	3,788	—
Other real estate owned	21,990	—	—	21,990

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized in 2017 and 2016 are summarized below:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate	$(2,552)	$163
Commercial business	(5,424)	(5,856)
Trade finance	(1,187)	1,739
Consumer	(912)	(713)
Loans held for sale, net	12	2,920
Other real estate owned	(1,962)	2,245

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurement
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$492,000	$492,000	Level 1
Interest bearing deposits in other financial institutions and other investments	53,366	52,960	Level 2/3
Loans held for sale	29,661	32,048	Level 2
Loans receivable—net	11,018,034	11,112,179	Level 3
FHLB stock	29,776	N/A	N/A
Accrued interest receivable	29,979	29,979	Level 2/3
Servicing assets	24,710	27,511	Level 3
Customers’ liabilities on acceptances	1,691	1,691	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,998,734	$2,998,734	Level 2
Saving and other interest bearing demand deposits	3,573,212	3,573,212	Level 2
Time deposits	4,274,663	4,263,585	Level 2
FHLB advances	1,157,693	1,220,529	Level 2
Federal funds purchased	69,900	69,900	Level 2
Subordinated debentures	100,853	100,853	Level 2
Accrued interest payable	15,961	15,961	Level 2
Acceptances outstanding	1,691	1,691	Level 2

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurement
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$437,334	$437,334	Level 1
Interest bearing deposits in other financial institutions and other investments	44,202	43,773	Level 2/3
Loans held for sale	22,785	24,492	Level 2
Loans receivable—net	10,463,989	10,666,642	Level 3
FHLB stock	21,964	N/A	N/A
Accrued interest receivable	26,880	26,880	Level 2/3
Servicing assets	26,457	29,030	Level 3
Customers’ liabilities on acceptances	2,899	2,899	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,900,241	$2,900,241	Level 2
Saving and other interest bearing demand deposits	3,703,352	3,703,352	Level 2
Time deposits	4,038,442	4,036,664	Level 2
FHLB advances	754,290	749,486	Level 2
Subordinated debentures	99,808	99,808	Level 2
Accrued interest payable	10,863	10,863	Level 2
Acceptances outstanding	2,899	2,899	Level 2

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amount approximates estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, customers’ and Bank’s liabilities on acceptances, noninterest bearing deposits, federal funds purchased, subordinated debentures, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of SBA loans held for sale is based on market quotes. For fair value of non-SBA loans held for sale, see the measurement method discussed previously. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
At December 31, 2017 and 2016, the following interest rate swaps related to our loan hedging program were outstanding:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Interest rate swaps on loans with loan customers
Notional amount	$274,156	$223,098
Weighted average remaining term (years)	7.3	7.4
Received fixed rate (weighted average)	4.34%	4.29%
Pay variable rate (weighted average)	3.74%	3.06%
Estimated fair value	$(2,838)	$(1,565)

Back to back interest rate swaps with correspondent banks
Notional amount	$274,156	$223,098
Weighted average remaining term (years)	7.3	7.4
Received variable rate (weighted average)	3.74%	3.06%
Pay fixed rate (weighted average)	4.34%	4.29%
Estimated fair value	$2,838	$1,565

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2017 and December 31, 2016, the Company had approximately $4.8 million and $23.7 million in interest rate lock commitments, and $4.8 million and $13.0 million in total forward sales commitments for the future delivery of residential mortgage loans, respectively.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	December 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$4,795	$25	$11,168	$130
Forward sale contracts related to mortgage banking:	$2,452	$8	$3,223	$17

Liabilities:
Interest rate lock commitments	$—	$—	$1,810	$3
Forward sale contracts related to mortgage banking:	$2,343	$5	$9,755	$38

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	STOCKHOLDERS’ EQUITY
On July 29, 2016 the Company acquired Wilshire in an all-stock transaction. Pursuant to the merger agreement, Wilshire shareholders received 0.7034 shares of the Company’s common stock for each share of Wilshire stock owned. Based on this exchange ratio, 55.5 million shares of the Company’s common stock were issued to Wilshire shareholders at $15.37 per share, the closing price of the Company’s stock on July 29, 2016. As a result, $852.9 million in common stock was issued as consideration in the transaction and $3.4 million in additional paid-in capital was recorded to account for the fair value of stock options and restricted stock assumed. Total stockholders’ equity at December 31, 2017 was $1.93 billion, compared to $1.86 billion at December 31, 2016.
Warrants
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions. The Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock and repurchased this warrant for $1.2 million. As of December 31, 2017, the U.S. Treasury Department held one remaining warrant for the purchase of 20,379 shares of the Company’s common stock.
Dividends
The Company’s Board of Directors approved and the Company paid quarterly dividends of $0.12 per common share for the first and second quarter of 2017 and paid dividends of $0.13 per common shares for the third and fourth quarter of 2017. The Company paid aggregate dividends of $67.7 million to common shareholders in 2017. The Company’s Board of Directors paid quarterly dividends of $0.12 per common share for the fourth quarter of 2016 and $0.11 per common share for the first three quarters of 2016. The Company paid aggregate dividends of $42.5 million to common shareholders during 2016.
Accumulated Other Comprehensive Loss
The following table presents the changes to accumulated other comprehensive loss at December 31, 2017, 2016, and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Balance at beginning of period	$(14,657)	$(1,832)	$1,705
Unrealized losses on securities available for sale and interest only strips	(5,796)	(21,273)	(5,717)
Reclassification adjustments for gains realized in income	(301)	(950)	(424)
Less tax benefit	(2,570)	(9,398)	(2,604)
Total other comprehensive loss	(3,527)	(12,825)	(3,537)
Reclassification from AOCI to retained earnings due to tax reform	$(3,597)	$—	$—
Balance at end of period	$(21,781)	$(14,657)	$(1,832)
The reclassification adjustments were recognized in net gains on sales or called securities available for sale in the consolidated statements of income. As permitted by ASU 2018-02, the Company made the election to reclassify $3.6 million in disproportionate tax effects in accumulated other comprehensive income that resulted from the reduction in corporate tax rates as a result of the Tax Act to retained earnings for the year ended December 31, 2017. The Tax Act, which was enacted on December 22, 2017 and is effective staring January 1, 2018, permanently reduces the corporate tax rate from 35% to 21%. The disproportionate tax effect was a result of the re-evaluation of the Company’s deferred tax assets related to unrealized losses on investment securities available for sale and interest only strip at the lower tax rate.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material and adverse effect on the Company’s and the Bank’s business, financial condition and results of operations, such as restrictions on growth or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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

•
Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available-for-sale debt and equity securities;

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016, and increases 0.625% annually until 2019. As of December 31, 2017, the capital conservation buffer for the Company stood at 1.25%.

As of December 31, 2017, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of December 31, 2017 and 2016, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category. As of December 31, 2017 and 2016, the Company and the Bank met the capital adequacy requirements to which they are subject.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,471,193	12.30%	$538,435	4.50%	$688	5.75%	N/A	N/A
Bank	$1,548,401	12.95%	$538,178	4.50%	$688	5.75%	$777,368	6.50%
Total capital (to risk-weighted assets):
Company	$1,653,521	13.82%	$957,217	8.00%	$1,106,782	9.25%	N/A	N/A
Bank	$1,633,778	13.66%	$956,761	8.00%	$1,106,255	9.25%	$1,195,951	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,568,144	13.11%	$717,913	6.00%	$867,478	7.25%	N/A	N/A
Bank	$1,548,401	12.95%	$717,571	6.00%	$687,672	7.25%	$956,761	8.00%
Tier I capital (to average assets):
Company	$1,568,144	11.54%	$543,528	4.00%	N/A	N/A	N/A	N/A
Bank	$1,548,401	11.40%	$543,441	4.00%	N/A	N/A	$679,301	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,400,246	12.10%	$520,917	4.50%	$593,267	5.125%	N/A	N/A
Bank	$1,475,228	12.75%	$520,631	4.50%	$592,941	5.125%	$752,022	6.50%
Total capital (to risk-weighted assets):
Company	$1,578,690	13.64%	$926,076	8.00%	$998,425	8.625%	N/A	N/A
Bank	$1,557,765	13.46%	$925,566	8.00%	$997,876	8.625%	$1,156,957	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,496,153	12.92%	$694,557	6.00%	$766,906	6.625%	N/A	N/A
Bank	$1,475,228	12.75%	$694,174	6.00%	$766,484	6.625%	$925,566	8.00%
Tier I capital (to average assets):
Company	$1,496,153	11.49%	$520,947	4.00%	N/A	N/A	N/A	N/A
Bank	$1,475,228	11.33%	$520,903	4.00%	N/A	N/A	$651,129	5.00%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	EARNINGS PER SHARE (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2017 and 2016, stock options and restricted shares awards of approximately 443 thousand and 519 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were considered antidilutive. Additionally, warrants to purchase 20,379 and 19,849 of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the year ended December 31, 2017 and 2016, respectively.
The following table shows the computation of basic and diluted EPS for the years ended December 31, 2017, 2016, and 2015:

	Net income available to common stockholders (Numerator)	Weighted Average Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
2017
Basic EPS - common stock	$139,445	135,348,938	$1.03
Effect of Dilutive Securities:
Stock Options and Performance Units		336,031
Diluted EPS - common stock	$139,445	135,684,969	$1.03

2016
Basic EPS - common stock	$113,747	103,289,059	$1.10
Effect of Dilutive Securities:
Stock Options and Performance Units		241,259
Diluted EPS - common stock	$113,747	103,530,318	$1.10

2015
Basic EPS - common stock	$92,258	79,549,651	$1.16
Effect of Dilutive Securities:
Stock Options and Performance Units		31,905
Common stock warrants		30,244
Diluted EPS - common stock	$92,258	79,611,800	$1.16

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	SERVICING ASSETS
Servicing assets are recognized when SBA and residential mortgage loans are sold with servicing retained with the income statement effect recorded in gains on sales of loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate. The Company’s servicing costs approximates the industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.
The changes in net servicing assets for the year ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$26,457	$12,000
Additions through originations of servicing assets	5,492	4,472
Additions through acquisition of Wilshire (net of servicing liabilities)	—	15,873
Amortization	(7,239)	(5,888)
Balance at end of period	$24,710	$26,457
Total servicing assets at December 31, 2017 totaled $24.7 million, and was comprised of $22.2 million in SBA servicing assets and $2.5 million in mortgage related servicing assets. At December 31, 2016, servicing assets totaled $26.5 million, comprised of $24.7 million in SBA servicing assets and $1.8 million in mortgage related servicing assets.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at December 31, 2017 and December 31, 2016 are presented below.

	December 31, 2017	December 31, 2016
	Range	Range
SBA Servicing Assets:
Weighted-average discount rate	10.13% ~ 11.13%	5.55% ~ 9.85%
Constant prepayment rate	7.50% ~ 12.50%	7.20% ~ 12.10%
Mortgage Servicing Assets:
Weighted-average discount rate	9.50% ~ 9.66%	7.00% ~ 7.25%
Constant prepayment rate	7.71% ~ 9.13%	13.77% ~ 15.88%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed financial statements of only the parent company, Hope Bancorp, Inc., as of December 31, 2017 and 2016:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$13,327	$13,859
Other assets	10,763	11,428
Investment in bank subsidiary	2,005,462	1,930,455
TOTAL ASSETS	$2,029,552	$1,955,742
LIABILITIES:
Other borrowings	$100,853	$99,808
Accounts payable and other liabilities	444	461
Total liabilities	101,297	100,269
STOCKHOLDERS’ EQUITY	1,928,255	1,855,473
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,029,552	$1,955,742

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	5,089	2,927	1,561
Other operating expense	5,988	9,826	4,967
Equity in earnings of bank subsidiary	146,397	121,996	96,318
Income before income tax benefit	135,320	109,243	89,790
Income tax benefit	4,125	4,504	2,468
Net income	139,445	113,747	92,258
Other comprehensive loss, net of tax	(3,527)	(12,825)	(3,537)
Comprehensive income	$135,918	$100,922	$88,721

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139,445	$113,747	$92,258
Adjustments to reconcile net income to net cash from operating activities:
Amortization	1,045	558	188
Stock-based compensation expense	523	—	—
Change in other assets	665	2,172	717
Change in accounts payable and other liabilities	(17)	(119)	(1,053)
Equity in undistributed earnings of bank subsidiary	(76,397)	(77,996)	(62,318)
Net cash from operating activities	65,264	38,362	29,792
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired through the merger	—	13,248	—
Net cash from investing activities	—	13,248	—
CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of additional stock pursuant to various stock plans	1,865	—	—
Redemption of common stock warrant	—	—	(1,150)
Payments of cash dividends	(67,661)	(42,493)	(33,407)
Net cash used in financing activities	(65,796)	(42,493)	(34,557)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(532)	9,117	(4,765)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,859	4,742	9,507
CASH AND CASH EQUIVALENTS, END OF YEAR	$13,327	$13,859	$4,742

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	2017 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$132,743	$138,533	$147,643	$153,185
Interest expense	17,838	21,713	24,380	26,793
Net interest income before provision for loan losses	114,905	116,820	123,263	126,392
Provision for loan losses	5,600	2,760	5,400	3,600
Net interest income after provision for loan losses	109,305	114,060	117,863	122,792
Noninterest income	17,603	16,115	16,246	16,451
Noninterest expense	67,699	64,037	61,837	73,028
Income before income tax provision	59,209	66,138	72,272	66,215
Income tax provision	22,999	25,451	27,708	48,231
Net income	$36,210	$40,687	$44,564	$17,984

Basic earnings per common share	$0.27	$0.30	$0.33	$0.13
Diluted earnings per common share	$0.27	$0.30	$0.33	$0.13

	2016 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$83,461	$83,534	$119,552	$135,387
Interest expense	11,853	12,470	16,078	18,178
Net interest income before provision for loan losses	71,608	71,064	103,474	117,209
Provision for loan losses	500	1,200	6,500	800
Net interest income after provision for loan losses	71,108	69,864	96,974	116,409
Noninterest income	8,774	10,707	14,146	18,192
Noninterest expense	40,050	40,348	67,846	66,731
Income before income tax provision	39,832	40,223	43,274	67,870
Income tax provision	16,210	16,833	17,169	27,240
Net income	$23,622	$23,390	$26,105	$40,630

Basic earnings per common share	$0.30	$0.29	$0.22	$0.30
Diluted earnings per common share	$0.30	$0.29	$0.22	$0.30