Form 10-K/A
period 2017-12-31
HOPE BANCORP INC
filed 2018-04-09
CIK 1128361

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
Number of shares outstanding of the Registrant’s Common Stock as of March 31, 2018: 135,516,009

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual report on Form 10-K of Hope Bancorp, Inc. (the “Company,” “HOPE,” “we,” “us” or “our”) for the fiscal year ended December 31, 2017 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the “Original Annual Report”) and is being filed solely to amend Crowe Horwath LLP’s Report of Independent Registered Public Accounting Firm to include Crowe Horwath LLP’s signature, which was inadvertently omitted from the Original Annual Report.

Except as specifically set forth in this Amendment, no attempt has been made to modify or update other disclosures presented in the Original Annual Report. The disclosures in this Amendment continue to speak as of the date of the Original Annual Report, and do not reflect any events that occurred at a date subsequent to the filing of the Original Annual Report.  The filing of this Amendment is not, and shall not be deemed to be a representation that any statements contained in items of the Original Annual Report are true or complete as of any date subsequent to the date of the Original Annual Report.

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

/s/ Crowe Horwath LLP
Crowe Horwath LLP

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

Date: April 9, 2018

HOPE BANCORP, INC.
By:	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

5