Form 10-K/A
period 2017-12-31
HOPE BANCORP INC
filed 2018-05-04
CIK 1128361

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
  Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares outstanding of the Registrant’s Common Stock as of March 31, 2018: 135,516,009

2

3

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Hope Bancorp, Inc. (the “Company,” “HOPE,” “we,” “us” or “our”) for the fiscal year ended December 31, 2017, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the “Original Annual Report”), and which was previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 9, 2018 (“Amendment No. 1”), and is being filed solely to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which was not included in the Original Annual Report.

Except as specifically set forth in this Amendment, no attempt has been made to modify or update other disclosures presented in the Original Annual Report or Amendment No. 1. The disclosures in this Amendment continue to speak as of the date of the Original Annual Report, and do not reflect any events that occurred at a date subsequent to the filing of the Original Annual Report.  The filing of this Amendment is not, and shall not be deemed to be a representation that any statements contained in items of the Original Annual Report or Amendment No. 1 are true or complete as of any date subsequent to the date of the Original Annual Report or Amendment No. 1, as applicable.

Forward-Looking Information

Certain statements in this Amendment No. 2 to Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include, but are not limited to: the Company’s inability to remediate its presently identified material weaknesses or to do so in a timely manner, the possibility that additional material weaknesses may arise in the future, and that a material weakness may have an impact on our reported financial results; possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see the Company’s most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a brief description of our current directors who have been nominated by the board of directors to stand for reelection as a director at the Annual Meeting. The age indicated in each nominee’s biography is as of May 1, 2018.

Donald D. Byun, age 66, has served as a director of Hope Bancorp, Inc. and Bank of Hope since the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016. Previously, he served on the board of directors of the former Wilshire Bancorp and Wilshire Bank from 2004 to 2007 and was re-appointed to the board in July 2009. Mr. Byun established Jay Dee, Inc., an apparel manufacturer, in 1993 and served as President and Chief Executive Officer until his retirement in 2013. He was also Founder, President and Chief Executive Officer of OTO Sportswear from 1988 to 2010. From 2000 to 2004, Mr. Byun served as a director of Los Angeles-based Pacific Union Bank, which was acquired by Hanmi Bank in April 2004. He earned his B.A. in Economics from the College of Economics and Business Administration at Yonsei University in Seoul, Korea.

Director Qualification Highlights	Committee Membership
■ Extensive experience establishing successful business ventures in the apparel manufacturing industry
■ Deep understanding of core commercial customer banking needs
■ Community knowledge and relations
■ Nomination & Governance Committee, Chair ■ Executive Committee ■ Director’s Loan Committee

Steven J. Didion, age 52, has served as a director of Hope Bancorp, Inc. and Bank of Hope since the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016. Previously, he served on the board of directors of the former Wilshire Bancorp and Wilshire Bank from January 2014. Mr. Didion is currently General Partner and Portfolio Manager of JCSD Partners, LP and JCSD Partners II, LP, bank-focused hedge funds based in California. He began his career with Salomon Brothers Inc. and moved to Hoefer & Arnett in 1991 to build out the firm’s Bank Research Group. He was appointed Chief Executive Officer of Hoefer & Arnett in 2001 and then initiated the merger with Howe Barnes in 2006. Following three years as Director of the Financial Institutions Group at Howe Barnes Hoefer & Arnett, Mr. Didion left in 2009 to join the Endicott Group, a private equity firm in New York specializing in bank investments. He left Endicott in 2013 to join and manage JCSD Partners. Mr. Didion previously served on the board of the Children’s Hospital Oakland Foundation and Big Brothers/Big Sisters of the Peninsula. He earned his B.A. in Finance from the University of California at Berkeley.

Director Qualification Highlights	Committee Membership
■ Extensive executive leadership and management experience in the financial services industry
■ Capital markets knowledge and experience
■ Deep knowledge and understanding of financial statement analysis
■ Asset/Liability Committee, Chair ■ Audit Committee (financial expert) ■ Board Risk Committee

Jinho Doo, age 63, has served as a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since October 29, 2014. He is currently Chief Executive Officer of New York City-based Key Capital Management, LLC, where he manages a hedge fund. From 2007 to 2012, Mr. Doo was Chief Executive Officer of JSD Investment Advisory Services, LLC, based in Los Angeles, during which time he provided investment advisory services to Korean-American community banks and foreign exchange consulting services to financial institutions. Previously, Mr. Doo was a Managing Director at DaeYu Investment Management Co, LTD, in Seoul, Korea and served as Director, Head of Korean Desk, Bonds Division at BZW Asia Hong Kong, an affiliate of Barclays Capital, in Hong Kong. Mr. Doo began his professional career in 1982 as a foreign exchange trader at Standard Chartered Bank, Seoul Branch, and in 1988 joined Los Angeles-based Hanmi Bank, from which he retired in 1996 as Vice President and Manager of the Investment and Accounting department. Mr. Doo earned his B.A. in Portuguese with a minor in Economics from Hankuk University of Foreign Studies in Seoul, Korea and his M.S. in Finance from Texas A&M University in College Station, Texas.

Director Qualification Highlights	Committee Membership
■ Deep knowledge and understanding of financial statement analysis ■ Capital markets knowledge and experience ■ Asset liability management experience	■ Audit Committee (financial expert) ■ Nomination & Governance Committee ■ Asset/Liability Committee

Daisy Y. Ha, age 43, has served as a director of Hope Bancorp, Inc. and Bank of Hope since the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016. Previously, she served on the board of directors of the former Wilshire Bancorp and Wilshire Bank from January 2014. Ms. Ha began her legal career as a term law clerk to a United States district court judge in 2000. The following year, she joined the employment law department of Paul Hastings, where she litigated and provided advice on matters of employment law. In 2004, she returned to the United States district court as a career law clerk, assisting in a variety of areas, including general civil law and criminal law. In 2011, she was an appellate court attorney for the California Court of Appeal. Ms. Ha received her B.A., cum laude, from Williams College in Williamstown, Massachusetts and her J.D. from University of California at Berkeley School of Law.

Director Qualification Highlights	Committee Membership
■ Diverse legal experience and background ■ Deep knowledge of employment law ■ Community knowledge and relations	■ Human Resource & Compensation Committee ■ Nomination & Governance Committee ■ Board Risk Committee

Jin Chul Jhung, age 74, has served as a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since 2011. Mr. Jhung served as a director of Center Bank for 13 years and of Center Financial Corporation since its formation in 2000 until its merger with Nara Bank and Nara Bancorp, respectively, to form BBCN Bank and BBCN Bancorp. Mr. Jhung served as Chairman of the Board of Center Financial Corporation and Center Bank from 2009 to 2010. He has owned and operated Royal Imex, Inc., an import and wholesale business in the United States for more than 33 years. Mr. Jhung also serves as Chairman or Director of various Korean-American community organizations including as President of the Overseas Korean Traders Association, Chairman of the first and fifth World Korean Business Conventions, and as Director of the Centennial Committee of Korean Immigration to the United States. He has received numerous awards and commendations from many civic and governmental agencies such as the Export Industry Official Commendation from the Korea Industry and Commerce Minister. On December 8, 2010, Mr. Jhung was presented with a presidential merit award by the Korean government. Mr. Jhung received a B.S. in Business Administration from Korea University in Seoul, Korea, as well as an Honorary Ph.D. degree from Dongseo University in Busan, Korea.

Director Qualification Highlights	Committee Membership
■ Extensive executive and management experience of import and wholesale organization ■ Deep understanding of core commercial customer banking needs ■ Community knowledge and relations	■ Human Resource & Compensation Committee ■ Director’s Loan Committee

Kevin S. Kim, age 61, is President and Chief Executive Officer of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank. He has been President and Chief Executive Officer of Hope Bancorp since March 2013 and of Bank of Hope since April 2014. Prior to the merger with Wilshire Bancorp, Inc., Mr. Kim served as Chairman of the board of directors of Hope Bancorp since May 2012 and served as Chairman of the board of directors of BBCN Bank from December 2011 through June 2014. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank completed on November 30, 2011, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining BBCN as the President and Chief Executive Officer, Mr. Kim practiced law for 18 years, focusing on corporate and business transactions, business acquisitions, tax planning, and real estate transactions. Mr. Kim began his professional career as a Certified Public Accountant working for approximately 10 years at two of the largest public accounting firms. Mr. Kim serves on the boards of directors of the Los Angeles Area Chamber of Commerce and United Way of Greater Los Angeles. He received a B.A. with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. from the Anderson School of Management, the University of California, Los Angeles, and a J.D. from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned his Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Director Qualification Highlights	Committee Membership
■ Legal and public accounting background and expertise ■ Public company board and management experience ■ Community knowledge and relations	■ Executive Committee ■ Director’s Loan Committee

Steven S. Koh, age 72, was named Honorary Chairman of the board of directors on July 6, 2017 in recognition of his 30-plus years of service on the Board, including the former Wilshire Bancorp and Wilshire Bank, during the last 24 years of which he served as Chairman. Upon the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016, Mr. Koh was appointed Chairman of the board of directors of Hope Bancorp, Inc. and Bank of Hope. Previously, he served as a director of Wilshire Bank since 1986 and as Chairman since 1993. Mr. Koh also served as Chairman of the board of directors of Wilshire Bancorp, Inc. since its formation in December 2003 through the merger with BBCN. Mr. Koh is the Chairman of Pacific Steel Corporation, an international steel trading and nationwide distributing company that he founded in 1973. In addition to being well recognized for his contributions to the Bank since 1986, Mr. Koh is highly regarded for his active involvement in community affairs, including the Overseas Korean Traders Association (OKTA) and numerous philanthropic activities for the Korean-American and surrounding ethnic communities. He is the first and only Korean American to serve on the board of directors of Cedars-Sinai, a position he was appointed to in 2016. Mr. Koh received his B.A. and honorary Ph.D. from Yonsei University in Seoul, Korea. He also completed the Executive Management Program at the UCLA Anderson School of Management, the graduate business school at the University of California, Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive executive leadership and management experience in several industries, including financial services businesses
■ Vast board experience for private and public companies
■ Community knowledge and relations
■ Executive Committee ■ Asset/Liability Committee

Chung Hyun Lee, age 76, has served as a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since 2011. He was one of the founding directors of Center Bank and Center Financial Corporation and continuously served as a director of Center Bank for 26 years and of Center Financial Corporation for 11 years, until the merger with Nara Bank and Nara Bancorp, respectively, to form BBCN Bank and BBCN Bancorp. Mr. Lee owned and operated cosmetics importing businesses in the United States for 35 years and retired from his position as President of NuArt International, Inc. in October 2010. Mr. Lee is active in the broader Korean-American community in Southern California and currently serves as director of the Overseas Korean Trade Association as well as Director of the Korean Chamber of Commerce in Los Angeles. He also has served in the past as Vice Chairman of the Korean Chamber of Commerce in Los Angeles, President of the South Bay Lions Club, Chairman of the Korean American Inter-Cultural Foundation, and Director of the Korean Federation of Los Angeles. He received a B.S. degree in Industrial Engineering from Hanyang University in Seoul, Korea as well as a Masters in Industrial Engineering at the University of Southern California.

Director Qualification Highlights	Committee Membership
■ Extensive experience leading international businesses ■ Strategic planning and operations ■ Community knowledge and relations	■ Director’s Loan Committee, Chair ■ Audit Committee

William J. Lewis, age 74, has served as a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since September 15, 2014. He previously served as Executive Vice President and Chief Credit Officer of Pasadena-based East West Bank from 2002 to 2013, during which period the bank grew from approximately $3 billion to approximately $24 billion. Prior to joining East West Bank, he served as Executive Vice President and Chief Credit Officer at PriVest Bank, based in Costa Mesa, California, from 1998 until it was acquired by American Security Bank in 2002. From 1994 to 1998, he served in the same capacity at Eldorado Bank based in Tustin, California. Previously, Mr. Lewis was Senior Vice President and Chief Credit Officer for Los Angeles-based Sanwa Bank. He began his banking career in 1969 at First Interstate Bank in Los Angeles where he held various branch and credit management positions during his 13-year tenure with the bank. Mr. Lewis earned his B.B.A. in Industrial Administration from the University of New Mexico and his M.B.A. from Golden Gate University. He also completed the Executive Leadership Program at USC Marshall School of Business.

Director Qualification Highlights	Committee Membership
■ Leadership experience at publicly held, growth-oriented financial institutions ■ Extensive banking and operational experience ■ Extensive credit management background	■ Board Risk Committee, Chair ■ Human Resource & Compensation Committee ■ Director’s Loan Committee

David P. Malone, age 67, was appointed Senior Executive Vice President and Chief Operating Officer of Bank of Hope, effective May 15, 2017, and is responsible for oversight of all support and administrative units of the Bank. He has been a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since May 20, 2014. Previously, he served as Chairman of the Board of Directors of the Bank from June 26, 2014 up until the merger with Wilshire Bancorp, Inc. and Wilshire Bank. Prior to joining the board, Mr. Malone completed a 15-year tenure at Community Bank in Pasadena, California, where he served as Chairman in 2013, President and Chief Executive Officer from 2008 to 2013, and Chief Operating Officer and Chief Financial Officer from 1998 to 2008. Under Mr. Malone’s leadership, Community Bank grew into one of the leading financial institutions in Southern California, with more than $3 billion in assets and 17 offices across five counties. While at Community Bank, Mr. Malone was responsible for transforming the company into a relationship-oriented community bank, developing a high performing sales culture, introducing new business lines, and expanding the bank’s geographical footprint. Mr. Malone’s efforts helped Community Bank achieve consistent profitability throughout the last recession, generate five consecutive years of balance sheet growth and post record profitability in his last two years as President and Chief Executive Officer. During his professional career, Mr. Malone also served as Executive Vice President and Chief Financial Officer for both Metrobank and Merchant Bank of California. He began his professional career as a Certified Public Accountant with Arthur Andersen, where he later served as a Senior Manager, providing strategic and operational consulting services to financial institutions in the Western United States. Mr. Malone earned a B.S. degree in Accounting from California State University, Northridge.

Director Qualification Highlights	Committee Membership
■ Leadership experience at growth oriented financial institutions ■ Extensive banking and operational experience ■ Financial expertise	■ Executive Committee ■ Board Risk Committee ■ Asset/Liability Committee

John R. Taylor, age 67, has served as a director of Hope Bancorp, Inc. and Bank of Hope since the merger of equals between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. and their respective subsidiaries BBCN Bank and Wilshire Bank effective July 29, 2016. He also serves on the board of directors of Kennedy-Wilson Holdings, Inc. serving as the Chairman of the Audit Committee. Previously, Mr. Taylor served on the boards of directors of the former Wilshire Bancorp and Wilshire Bank since November 2011, and also of PennyMac Financial Services, Inc. from 2012 to 2013, where he served as the Chairman of the Audit Committee. Mr. Taylor was a senior audit partner in KPMG LLP’s Financial Services practice based in Los Angeles prior to his retirement on September 30, 2011. Mr. Taylor has more than 38 years of public accounting experience as a Certified Public Accountant and provided services to numerous publicly held banks, financial institutions and financial services clients during his 27 years as a KPMG partner. He received his B.S., cum laude, from the University of Southern California in Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive experience in public accounting and audit services to the financial services industry
■ Deep knowledge of accounting requirements for public-company financial institutions
■ Financial expertise
■ Audit Committee (financial expert), Chair ■ Board Risk Committee ■ Asset/Liability Committee

Scott Yoon-Suk Whang, age 72, was appointed Chairman of the board of directors of Hope Bancorp, Inc. and Bank of Hope on July 6, 2017. He has been a director of Company and Bank, formerly known as BBCN Bancorp and BBCN Bank, since 2007 and was integrally involved with the two mergers of equals creating Bank of Hope. He previously served in the capacities of Lead Independent Director from July 2016 to July 2017 and from March 2013 to June 2014, and also served as Vice Chairman of the Company from May 2012 through June 2014. Since joining the board, Mr. Whang has been a strong advocate committed to enhancing board leadership and governance. Mr. Whang is the founder and Chairman of Orange Circle Studios, which provides premier lines of gift product and calendar publishing services. He is a goal-oriented entrepreneur who has started three successful companies over the past 20 years, including Codra Enterprises in 1985 and Avalanche Publishing, Inc. in 1990. Previously, Mr. Whang held various management positions with Daewoo Corporation, where he began his career in the early 1970s until he resigned from the position as President of the western division of Daewoo International (USA) in 1985. In 2006, Mr. Whang was chosen as entrepreneur of the year by the Korean American Chamber of Commerce in recognition of his success in the mainstream publishing industry and as an exemplary minority entrepreneur. Mr. Whang graduated from the College of Business Administration at Seoul National University with a B.A. in International Economy.

Director Qualification Highlights	Committee Membership
■ Extensive entrepreneurial experience ■ Strategic planning, management and operations experience ■ Community knowledge and relations	■ Executive Committee, Chair ■ Human Resource & Compensation Committee ■ Nomination & Governance Committee

Dale S. Zuehls, age 67, was appointed to the boards of directors of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp and BBCN Bank, effective March 20, 2014. Mr. Zuehls has more than 40 years of experience in areas of complex auditing, accounting, fraud and forensic accounting, complex tax issues, performance measurement and related consulting matters. In addition to being a Certified Public Accountant, Mr. Zuehls has a Ph.D. in accounting, holds a law degree and is a Certified Fraud Examiner. Previously, Mr. Zuehls held various leadership positions at KPMG and Arthur Andersen & Co., two of the largest international public accounting firms in the world. A recognized expert in complex accounting matters, Mr. Zuehls has taught in Ph.D. and Masters’ programs at several Southern California universities and has held numerous seminars on various accounting and tax issues. He serves on the Audit Committee of the largest research foundation at California State University, Los Angeles. Mr. Zuehls earned a B.S. in Accounting at California State University, Los Angeles, an M.A. and Ph.D. from Stafford University in England, and a J.D. from Southwestern University School of Law in Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive audit, accounting, fraud, forensic and legal experience ■ Financial expertise ■ Risk management and corporate governance	■ Human Resource & Compensation Committee, Chair ■ Audit Committee (financial expert) ■ Nomination & Governance Committee

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

Board Leadership Structure

Our board of directors is committed to having a sound governance structure that promotes the best interest of all Company stockholders. Our leadership structure includes the following principles:

▪
Yearly Elections. We believe that yearly elections hold the directors accountable to our stockholders, as each director is subject to re-nomination and re-election each year. Effective February 22, 2018, the Company adopted a plurality-plus voting standard coupled with a mandatory resignation policy for nominees who fail to achieve an affirmative majority of votes cast. Under this policy, if a nominee for election (or re-election) as director in an uncontested election does not receive at least a majority of the votes cast at any meeting called for, among other things, the election of directors, at which a quorum has been confirmed, the director, duly elected in accordance with the requirements of the Delaware General Corporation Law, shall nonetheless tender his or her resignation (conditioned upon acceptance by the Board) from the Board to the Nomination and Governance Committee promptly (and in any event within 2 business days) following said election. In the event that any director does not tender his or her conditional resignation in accordance with this Policy, he or she will not be re-nominated by the Board for re-election at the next annual meeting.

▪
Independent Oversight. All of our directors are independent, except for Steven S. Koh, Kevin S. Kim, President and Chief Executive Officer of the Company, and David P. Malone, Senior Executive Vice President and Chief Operating Officer of the Company. The board has affirmatively determined that the other 10 directors are independent under SEC and Nasdaq Stock Market corporate governance rules, as applicable.

▪
Chairman of the Board. The Chairman of the Board is appointed annually by the board of directors. Scott Yoon-Suk Whang has served in the capacity of Chairman since July 6, 2017 and his responsibilities include, among others, presiding at and calling board and stockholder meetings and preparing meeting schedules, agendas and materials in collaboration with our President and Chief Executive Officer.

▪
Lead Independent Director. In the case where the Chairman of the Board is not deemed to be independent, we believe an independent director should be designated to serve in a lead capacity as a liaison between the independent directors and the Chairman. Our Chairman of the Board Mr. Scott Yoon-Suk Whang is deemed to be independent, and, as such, we currently do not have any board member serving in the capacity of Lead Independent Director.

We believe our board structure serves the interests of the stockholders by balancing the practicalities of running the Company with the need for director accountability.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our executive officers and directors, and persons who own more than 10% of the Company’s common stock, are required to file reports of ownership and changes in ownership with the SEC. The SEC requires executive officers, directors and greater than 10% beneficial owners to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of these reports and of certifications furnished to us, we believe that during the fiscal year ended December 31, 2017, all executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

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

As currently comprised, our board of directors is a group of individuals who are drawn from various market sectors and industry groups with a presence in the Company’s niche markets, as well as a wealth of banking experience. Board members are individuals with knowledge and experience who serve and represent the communities we serve. Current board representation provides expertise in accounting, auditing, financial reporting, banking, corporate management, investment management, investment banking, strategic planning, business acquisitions, legal, credit review and administration, marketing, international operations, and retail and small business operations. The Nomination and Governance Committee believes that the backgrounds and qualifications of the directors, considered as a group, provide a significant composite mix of experience, knowledge and abilities, as discussed above, which will allow the board to fulfill its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis.

Committees of the Board

Our Company’s board of directors has five principal standing committees, including the Audit Committee, Nomination and Governance Committee, Human Resources and Compensation Committee, Asset/Liability Committee and Board Risk and Compliance Committee.

During 2017, there were 10 regular joint meetings of the Company and Bank boards. All of the current directors attended at least 75% of the aggregate total number of meetings of the board and the committees on which they served during their periods of service in 2017.

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

The current members of the Audit Committee include directors John R. Taylor (Chair), Steven J. Didion, Jinho Doo, Chung Hyun Lee and Dale S. Zuehls. Each of the members of the Audit Committee is “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market and SEC Rule 10a-3. The board of directors has determined that John R. Taylor, Steven J. Didion, Jinho Doo and Dale S. Zuehls each satisfy the requirements established by the SEC for qualification as an “audit committee financial expert.” The Audit Committee held 17 meetings in 2017.

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

The current members of the Nomination and Governance Committee include directors Donald D. Byun (Chair), Jinho Doo, Daisy Y. Ha, Scott Yoon-Suk Whang and Dale S. Zuehls. Each of the members of the Nomination and Governance Committee is “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market. The Nomination and Governance Committee held 10 meetings in 2017.

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

The current members of the Compensation Committee include directors Dale S. Zuehls (Chair), Daisy Y. Ha, Jin Chul Jhung, William J. Lewis and Scott Yoon-Suk Whang. Each of the members of the Compensation Committee is “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market.

The Compensation Committee meets at least four times a year and also holds special meetings and telephonic meetings to discuss extraordinary items, such as the hiring or dismissal of employees at the Executive Vice President level or above. The Compensation Committee held 10 meetings in 2017. The Chair of the Compensation Committee regularly reports to our board of directors on the Compensation Committee’s actions and recommendations. The Compensation Committee has authority to retain outside counsel, compensation consultants and other advisors to assist as needed.

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

The current members of the Asset/Liability Committee include directors Steven J. Didion (Chair), Jinho Doo, Steven S. Koh, David P. Malone and John R. Taylor. With the exception of Steven S. Koh and David P. Malone, each of the other members of the Asset/Liability Committee are “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market. The Asset/Liability Committee held nine meetings in 2017.

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

The current members of the Risk Committee include directors William J. Lewis (Chair), Steven J. Didion, Daisy Y. Ha, David P. Malone and John R. Taylor. With the exception of David P. Malone, each of the members of the Board Risk Committee is “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market. The Board Risk Committee held eight meetings in 2017.

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

The current members of the Executive Committee include directors Scott Yoon-Suk Whang(Chair), Donald D. Byun, Kevin S. Kim, Steven S. Koh and David P. Malone. The Executive Committee held seven meetings in 2017.

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

The current members of the Directors Loan Committee include directors Chung Hyun Lee (Chair), Donald D. Byun, Jin Chul Jhung, Kevin S. Kim and William J. Lewis. The Directors Loan Committee held 33 meetings in 2017.

Board Communication

A formal process for stockholder communications with our board of directors is posted in the corporate governance section of the Company’s website at www.ir-hopebancorp.com. By including the foregoing website address link, we do not intend to, and shall not be deemed to, incorporate by reference any material contained therein.

Interested parties may communicate with the Company’s board of directors as follows:

By writing to:	By email to:
Hope Bancorp, Inc. Attn: Chairman of the Board 3200 Wilshire Blvd., Suite 1400 Los Angeles, CA 90010	Scott.Whang@bankofhope.com

All communications must state the number of shares owned by the security holder making the communication. The Chairman of the Board will review each communication and forward it to our board of directors or to any individual director to whom the communication is addressed unless the communication is frivolous in nature or unduly hostile or similarly inappropriate, in which case, the Chairman of the Board may disregard the communication. Every effort is made to ensure that the views of stockholders are heard by our board of directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.

Equity Ownership Guidelines

We believe the ownership of our Company’s stock by our directors ensures a strong alignment of the interests of our board of directors with that of our stockholders. As stated in the Company’s Corporate Governance Guidelines, each independent director of the board must own at least three times the value of his or her annual director cash compensation in our Company’s common stock within five years of appointment or initial election to the board. The requirements of these provisions may be met by the vesting of performance units, the exercise of stock options or the purchase of our Company’s common stock in the open market.

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

Kevin S. Kim, age 61, is President and Chief Executive Officer of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank. He has been President and Chief Executive Officer of Hope Bancorp since March 2013 and of Bank of Hope since April 2014. Prior to the merger with Wilshire Bancorp, Inc., Mr. Kim served as Chairman of the board of directors of Hope Bancorp since May 2012 and served as Chairman of the board of directors of BBCN Bank from December 2011 through June 2014. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank completed on November 30, 2011, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining BBCN as the President and Chief Executive Officer, Mr. Kim practiced law for 18 years, focusing on corporate and business transactions, business acquisitions, tax planning, and real estate transactions. Mr. Kim began his professional career as a Certified Public Accountant working for approximately 10 years at two of the largest public accounting firms. Mr. Kim serves on the boards of directors of the Los Angeles Area Chamber of Commerce and United Way of Greater Los Angeles. He received a B.A. with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. from the Anderson School of Management, the University of California, Los Angeles, and a J.D. from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned his Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

David P. Malone, age 67, was appointed Senior Executive Vice President and Chief Operating Officer of Bank of Hope, effective May 15, 2017, and is responsible for oversight of all support and administrative units of the Bank. He has been a director of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, since May 20, 2014. Previously, he served as Chairman of the Board of Directors of the Bank from June 26, 2014 up until the merger with Wilshire Bancorp, Inc. and Wilshire Bank. Prior to joining the board, Mr. Malone completed a 15-year tenure at Community Bank in Pasadena, California, where he served as Chairman in 2013, President and Chief Executive Officer from 2008 to 2013, and Chief Operating Officer and Chief Financial Officer from 1998 to 2008. Under Mr. Malone’s leadership, Community Bank grew into one of the leading financial institutions in Southern California, with more than $3 billion in assets and 17 offices across five counties. While at Community Bank, Mr. Malone was responsible for transforming the company into a relationship-oriented community bank, developing a high performing sales culture, introducing new business lines, and expanding the bank’s geographical footprint. Mr. Malone’s efforts helped Community Bank achieve consistent profitability throughout the last recession, generate five consecutive years of balance sheet growth and post record profitability in his last two years as President and Chief Executive Officer. During his professional career, Mr. Malone also served as Executive Vice President and Chief Financial Officer for both Metrobank and Merchant Bank of California. He began his professional career as a Certified Public Accountant with Arthur Andersen, where he later served as a Senior Manager, providing strategic and operational consulting services to financial institutions in the Western United States. Mr. Malone earned a B.S. degree in Accounting from California State University, Northridge.

Kyu S. Kim, age 57, was appointed Senior Executive Vice President and Regional President of the Bank’s Eastern region, effective May 1, 2017, and is responsible for oversight of all commercial lending functions in New York, New Jersey, Illinois, Texas, Virginia, Georgia and Alabama. Previously, she was named Senior Executive Vice President and Head of Community Banking for Bank of Hope upon the merger of equals with Wilshire Bank effective July 29, 2016 and was responsible for leading the business operating units of all legacy commercial lending teams and the retail branch network across the United States. A 20-year veteran of Bank of Hope, formerly known as BBCN Bank, Ms. Kim was promoted to Senior Executive Vice President in May 2013 and was named Chief Operating Officer in August 2013. Previously, she served as Executive Vice President and Chief Commercial Banking Officer of BBCN Bank upon the merger of Nara Bank and Center Bank completed on November 30, 2011. Prior to the merger, Ms. Kim, who is credited with building the former Nara Bank’s eastern region presence from the ground up, served as Executive Vice President and Eastern Regional Manager for Nara Bank from April 2008 through November 2011. Previously, she held the titles Senior Vice President and Eastern Regional Manager from October 2005 through March 2008 and Deputy Regional Manager from July 2003 to September 2005. Ms. Kim also served as the Manhattan Branch Manager from February 2000 to September 2005 and Flushing Branch Manager from September 1998 to February 2000. Prior to joining Nara Bank, Ms. Kim was Vice President and Chief Credit Officer at the former Chicago-based Foster Bank from March 1990 to September 1997. Ms. Kim received her B.B.A. in Finance from the University of Wisconsin, Oshkosh. She completed the Graduate School of Banking at the University of Wisconsin, Madison and the ABA Stonier Graduate School of Banking at the University of Pennsylvania. Ms. Kim also earned her Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Alex Ko, age 51, was promoted to Executive Vice President and Chief Financial Officer of Bank of Hope effective May 1, 2017 and of Hope Bancorp, Inc. effective October 2, 2017. Formerly, he served as Executive Vice President, Chief Financial Strategist and Deputy Chief Financial Officer of Bank of Hope, a position he was appointed to upon the merger of equals of BBCN Bank with Wilshire Bank effective July 29, 2016. Previously, he was the Executive Vice President and Chief Financial Officer of Wilshire Bancorp, Inc. and Wilshire Bank from April 2010 through July 2016 after having joined Wilshire in April 2008 as Senior Vice President and Chief Financial Officer. A Certified Public Accountant, Mr. Ko completed a 12-year tenure with KPMG, LLP, where he focused primarily in the area of financial services. He earned his B.A. in Economics from Yonsei University in Seoul, Korea and his M.A. in Accounting from the University of Southern California in Los Angeles.

Steven C. Canup, age 51, is our Executive Vice President and Managing Director of the Corporate Banking Group of Bank of Hope. He joined Bank of Hope effective July 12, 2017 from Banc of California, where he led the expansion of one of the bank’s fastest growing divisions as Managing Director and Head of Institutional Banking. Previously, he established and served as President of NewBridge Capital, a non-depository financial services company, in partnership with Wedbush Inc. Prior to this, Mr. Canup was an investment banker and served as Managing Director and Head of Financial Institutions Group at B. Riley & Co., LLC from 2011 to 2013 and a Senior Vice President at FIG Partners, LLC from 2009 to 2011. From 2006 to 2009, he served as a Managing Partner at Concordia Capital Advisors, a specialty private equity fund focused on the banking and specialty finance sectors. Previously, he held Senior Vice President positions at Aames Investment Corp and East West Bancorp, responsible for corporate development and strategy and investor relations. Mr. Canup holds a B.A. in Economics from the University of California, Los Angeles.

Karen Craigmile, age 52, was appointed Executive Vice President and Chief Internal Audit Executive for Bank of Hope, effective March 19, 2018, and is responsible for developing and leading the strategic direction for all internal audit activities in assessing the effectiveness of the bank’s system of internal controls. She joined Bank of Hope from Western Alliance Bancorporation where she served as Chief Audit Executive from 2015. Previously, Ms. Craigmile was with Bank of America Corporation from 2004 to 2005 as Corporate Audit Vice President. She rejoined Bank of America in 2010 as Risk Management Senior Executive and was later promoted to Senior Vice President and Corporate Audit Director until 2015. From 2005 to 2010, Ms. Craigmile served under the Federal Reserve Bank of Richmond initially in the Risk and Policy Unit of Operational Risk Management. She later became an Operational Risk Senior Examiner of Banking Supervision and Regulation and was promoted to Deputy Central Point of Contact managing a team of examiners responsible for the supervision of large complex banking organizations. Ms. Craigmile earned her B.S. in Mathematics and Computer Information Systems from Newman University in Wichita, Kansas.

Daniel H. Kim, age 51, was named Executive Vice President and Chief Strategy Officer for Bank of Hope, effective May 1, 2017, and is responsible for all areas of corporate planning and oversight of the Bank’s marketing department. He joined Bank of Hope, formerly known as BBCN Bank, on November 25, 2013 as Executive Vice President and Chief Planning Officer. Previously, he was the Executive Vice President, Chief Financial Officer and Corporate Secretary of the former Saehan Bancorp, Inc. and Saehan Bank. Having joined Saehan in September 2003, Mr. Kim directly supervised and provided oversight of numerous departments within the organization, including accounting/investment, central operations administration, human resources, IT, compliance and BSA requirements. From May 1997 to August 2003, Mr. Kim served as First Vice President and Manager of the accounting, corporate planning and investment departments of the former Pacific Union Bank, during which time he successfully consummated that bank’s initial public offering. Mr. Kim began his banking career in June 1991 at the former Center Bank, where he last served as Assistant Vice President and Accounting/Investment Officer. Mr. Kim earned his B.A. in Economics/Business from the University of California, Los Angeles.

David W. Kim, age 52, was named Executive Vice President and Chief Retail Banking Officer of Bank of Hope, effective May 1, 2017, and is responsible for oversight of the Bank’s branch network, deposit operations administration, treasury management services, loan operations and online/mobile banking, as well as the credit card and wealth management units. Previously, he was appointed Executive Vice President and Chief Operations Officer of Bank of Hope, formerly known as BBCN Bank, upon the merger of equals with Wilshire Bank, effective July 29, 2016, and was responsible for overseeing deposit operations administration, general services and facilities and international trade finance operations. With more than 20 years of experience in the banking industry, he joined the Bank effective April 1, 2014 as Executive Vice President, Chief Administrative Officer and General Counsel and was named Executive Vice President, General Counsel and Chief Operations Administrator in August 2015. Prior to joining the Bank, Mr. Kim joined United Central Bank in 2011 as part of a turnaround team, where he served as Executive Vice President, Chief Operating Officer and General Counsel. From 2010 to 2011, Mr. Kim was Executive Vice President and Chief Credit Officer of Commonwealth Business Bank. Prior to that, he was Senior Vice President, Chief Operating Officer and General Counsel of Wilshire State Bank from 2005 to 2010. Mr. Kim began his career in the Korean-American banking industry in 1995 at Hanmi Bank, where he served as Senior Vice President, Chief Administrative Officer and General Counsel. Mr. Kim began his banking career with Chase Bank in New York and the International Monetary Fund in Washington, D.C. He received his B.S. in Economics and Public Policy from Indiana University and his J.D. from George Washington University Law School.

Jason K. Kim, age 51, was named Chief Commercial Banking Officer of Bank of Hope, formerly known as BBCN Bank, effective May 1, 2017, and is responsible for oversight of the SBA department, as well as shared oversight responsibility for commercial and commercial real estate lending in the Western Region for Bank of Hope. Previously, he served as Executive Vice President and Chief Lending Officer from December 1, 2011 and was responsible for overseeing the SBA, equipment lease finance and credit card departments. Prior to the merger of equals of Nara Bank and Center Bank creating BBCN, he served as Chief Credit Officer of Center Bank from April 2007 and was promoted to Executive Vice President in December 2010. A 26-year veteran of the Bank, Mr. Kim served as Senior Vice President and Manager of Center Bank’s SBA Department from 1991 to 2007 during which time, the SBA department received recognition for having maintained the highest asset quality among more than 800 lenders across the nation, leading to the Bank’s receipt of the “Lender of the Year Award” by the U.S. Small Business Administration in 2006. Mr. Kim graduated from the University of California, Los Angeles with a B.A. in Economics.

Peter Koh, age 41, was named Executive Vice President and Chief Credit Officer of Bank of Hope upon the merger of equals of BBCN Bank with Wilshire Bank effective July 29, 2016 and is responsible for oversight of all credit administration functions, as well as the appraisal and special assets departments. Previously, he served in the same capacity for Wilshire Bank, a position he was promoted to in July 2014. Mr. Koh initially joined Wilshire Bank in 2001 and served in various credit-related positions through 2005. He then rejoined Wilshire Bank in June 2007 as Senior Loan Officer and held the position of Chief Credit Review Officer and then Deputy Chief Credit Officer before being appointed as Chief Credit Officer in July 2013. Mr. Koh’s father, Steven S Koh, is a director and Honorary Chairman of the board of directors of Hope Bancorp and Bank of Hope. He earned his B.A. from Columbia University in New York and M.B.A. from the Marshall School of Business, University of Southern California.

Janette Mah, age 58, was named Executive Vice President and Chief Mortgage Banking Officer of Bank of Hope, formerly known as BBCN Bank, upon the merger of equals with Wilshire Bank effective July 29, 2016. Having served in the same capacity at Wilshire Bank prior to the merger, she is responsible for mortgage banking, mortgage servicing and warehouse lending operations. Ms. Mah joined Wilshire Bank in June 2009 as Senior Vice President and Home Loan Center Manager and was promoted to Chief Mortgage Banking Officer in July 2013 and Executive Vice President in June 2015. Ms. Mah has more than 30 years of experience in consumer banking and the financial services industry, primarily focused on mortgage lending operations, including First Vice President and Consumer Lending Center Manager for the former Pacific Union Bank from 2001 to 2004. After the acquisition of Pacific Union Bank by Hanmi Bank in April 2004, Ms. Mah became Senior Vice President and Residential Mortgage Center Manager from November 2004 through June 2008 and was later promoted to Consumer Lending Center Manager from July 2008 through May 2009. She earned her B.A. in Linguistics from University of California, Los Angeles.

Lisa K. Pai, age 58, was named Executive Vice President and General Counsel effective April 1, 2018, after having served as Executive Vice President, Chief Administrative Officer and General Counsel of Hope Bancorp, Inc. and Bank of Hope, formerly known as BBCN Bancorp, Inc. and BBCN Bank, upon the merger of equals with Wilshire Bancorp, Inc. and Wilshire Bank, respectively. Previously, she served as Executive Vice President, Chief Legal & Human Resources Officer and Corporate Secretary of Wilshire Bancorp and Wilshire Bank from December 2012. Prior to joining Wilshire, Ms. Pai served as Executive Vice President and Chief Legal and Human Resources Officer at BBCN Bancorp after the merger of Nara Bancorp and Center Financial Corporation in 2011. She also served as Executive Vice President, General Counsel and Chief Risk Officer at Center Financial Corporation from 2007 to 2011. Before joining the banking industry in 1994, Ms. Pai practiced law at the law firm of Thelen, Marrin, Johnson and Bridges. She earned her B.A. in Economics from University of Chicago and her J.D. from University of California, Los Angeles, School of Law.

David Song, age 54, is Bank of Hope’s Executive Vice President and Chief Business Banking Officer of Bank of Hope, sharing oversight responsibility for commercial and commercial real estate lending in the Western Region for Bank of Hope. Prior to the merger of equals between BBCN Bank and Wilshire Bank effective July 29, 2016, he was Executive Vice President and Chief Commercial Banking Officer of Wilshire Bank from September 2009, responsible for the corporate banking division and trade finance department. Mr. Song has more than 25 years of experience in commercial banking and the finance industry, including First Vice President and Team Leader for corporate middle market lending at Comerica Bank from 2003 to 2009 and Vice President and Senior Relationship Manager-Team Leader at Bank of the West from 1998 to 2003. Mr. Song earned his B.S. in Ceramic Engineering/Materials Science & Engineering and his M.B.A. in Finance from University of Washington in Seattle.

 Johann (Min) You, age 53, was appointed Executive Vice President and Chief Risk Officer of Bank of Hope, formerly known as BBCN Bank, effective March 3, 2014, and is responsible for all areas of risk, compliance and BSA management. Previously, Mr. You was employed by HSBC USA where he served in roles of increasing responsibility from June 2011 through January 2014. Most recently, he was Senior Vice President and Head of Enterprise Compliance Risk, responsible for compliance risk strategy, risk assessment, risk reporting, compliance risk systems and compliance issue management. From June 2006 to June 2011, Mr. You was Director and Head Consultant at IMAG Consulting Services LLC, where he spearheaded numerous operational, regulatory and risk-based projects for large global financial institutions. Mr. You earned a B.S. in Accounting from the University of Binghamton and is a Certified Anti-Money Laundering Specialist.

Item 11. EXECUTIVE COMPENSATION

Who are the Named Executive Officers?

The Named Executive Officers, whom we also refer to as NEOs, are (i) each person who served as our Chief Executive Officer for any period of time during 2017; (ii) each person who served as our Chief Financial Officer for any period of time during 2017; and (iii) each of the other three most highly compensated executive officers employed by us as of December 31, 2017, whose total compensation for services rendered to us in all capacities during 2017 exceeded $100,000, and up to two former executive officers who would have been so included on the basis of his or her 2017 compensation if he or she had remained an employee at year end. For 2017, the NEOs are Kevin S. Kim, Alex Ko, David P. Malone, Kyu S. Kim, and Johann (Min) You, as well as our former Chief Financial Officer Douglas J. Goddard, who retired from the Company and Bank effective October 2, 2017.

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

The Human Resources and Compensation Committee (“Compensation Committee”) has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) included in this Proxy Statement with management and, based on such reviews and discussions, has recommended to the board of directors that the CD&A be included in this Proxy Statement and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Respectfully submitted by the members of the Compensation Committee of the board of directors:

DALE S. ZUEHLS (Chair)
DAISY Y. HA
JIN CHUL JHUNG
WILLIAM J. LEWIS
SCOTT YOON-SUK WHANG

Date: April 30, 2018

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides information about our executive compensation program, the factors that were considered in making compensation decisions for the Named Executive Officers (“NEOs”) of the Company and how we have modified our programs to meet the Company’s needs in the future.

2017 Named Executive Officers

Name	Title
Kevin S. Kim	President & Chief Executive Officer
Alex Ko	Executive Vice President & Chief Financial Officer
David P. Malone	Senior Executive Vice President & Chief Operating Officer
Kyu S. Kim	Senior Executive Vice President & Regional President, Eastern Region
Johann (Min) You	Executive Vice President & Chief Risk Officer
Douglas J. Goddard	Formerly Executive Vice President & Chief Financial Officer

Executive Summary

2017 Financial and Strategic Business Performance

2017 was a year of important achievements in terms of successfully completing the integration of a transformational merger completed mid-2016. At the same time, our first full-year of operations as a $10 billion-plus financial institution was a year of key investments. While these investments weighed on our performance for 2017, we believe these investments were essential in fortifying our foundation for long-term, sustainable growth.

Notwithstanding the considerably greater regulatory standards and requirements which led to higher levels of investments in our overall enterprise risk infrastructure, net income for 2017 increased 23% to a record $139.4 million, or $1.03 per diluted common share, based on 135,684,969 weighted average diluted shares outstanding, from $113.7 million, or $1.10 per diluted common share, based on 103,530,318 weighted average diluted shares outstanding, in 2016.

______________

*
Our 2017 financial results included a one-time, non-cash, incremental income tax expense in the Company’s consolidated statements of income of $25.4 million resulting from the revaluation of our deferred tax assets and liabilities and low income housing tax credit investments due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. This one-time, non-cash charge, which was recognized during the 2017 fourth quarter, adversely impacted the Company’s diluted earnings per share by $0.19 per share.

At year-end, total assets increased 6% over 2016 to $14.21 billion, loans receivable increased 5% to $11.10 billion and total deposits increased 2% to $10.85 billion. These achievements ranked Bank of Hope as the 6th largest bank headquartered in Los Angeles, the 11th largest bank in California, and the 85th largest financial institution in the nation. Today, Bank of Hope stands proud as the first and only super regional Korean-American Bank, the third largest Asian-American bank in the United States, and the only Korean-American bank to ever be named by Forbes magazine as one of the Best Banks in America, and that’s for the last six consecutive years.

With the integration of the merger successfully completed, the Board of Directors and executive management team focused on driving profitable growth of our franchise and creating additional value for all of our stakeholders. During the course of the year, we implemented a corporate transformation plan designed to establish a stronger foundation for improved organizational capacity, employee engagement, risk mitigation and customer experience.

Notwithstanding the significant amount of energy devoted to the successful integration and transformation of our organization, Bank of Hope originated a record $2.59 billion in new loans to support the growth of its customers. This amounted to a 39% increase over 2016 production volumes and represented a more diversified mix of loans with increasing contributions from some of our newer product offerings.

Today, Bank of Hope is in an enviable competitive position, with unrivaled leadership among our niche peers and unparalleled opportunity to cross-sell a comprehensive offering of products and services. Beyond our initial core strengths in international trade finance, SBA and commercial real estate lending, we have become a diversified financial institution with a strong residential mortgage platform, the only Korean-American bank-issued credit card program and other specialty services, including equipment lease financing, foreign currency and wealth management. Bank of Hope is also the only Korean-American bank with a true national footprint and solid presence in all top geographic markets in the U.S. with the largest Asian-American populations.

We have a tremendous opportunity to establish deeper and stronger relationships with our existing customer base just by cross-selling our other products and services. More importantly, we believe our diversified offering and geographic footprint, coupled with our greater stature in the banking community, position Bank of Hope well to successfully expand into newer markets and a broader customer base in the years ahead.

2017 Stockholder Feedback

Each year, we carefully consider the results of our stockholder say-on-pay vote from the preceding year. At the Company’s annual meeting of stockholders on July 6, 2017, approximately 97.5% of the votes cast supported our executive compensation practices. The Compensation Committee considered this a strong endorsement of its decisions and policies, as well as the overall design and direction of the Company’s executive compensation program. Nevertheless, the Compensation Committee continued to make enhancements to our executive compensation program in 2017.

2017 Compensation Decisions

The Compensation Committee made the following compensation decisions for fiscal 2017:

•
Leadership Continuity: Our board of directors believes that continuity of leadership following the transformational merger completed mid-2016 is critical to the long-term success of the Company. At the recommendation of our Compensation Committee, our board of directors approved an amended and restated employment agreement with our President and Chief Executive Officer Kevin S. Kim that extended his leadership of the Company through March 31, 2022. The amended employment agreement also brought the compensation of our CEO closer to the market median of our Peer Group.

•	Base Salaries: All of our other NEOs received base salary increases between 5% and 8% in 2017, moving their base salaries closer to market-competitive levels.

•
Annual Cash Incentive Awards: The Compensation Committee awarded Mr. Kim 62% of his target award of 75% of base salary. Our CEO’s cash incentive opportunity is based 100% on the Company’s performance, and the year-over-year reduction reflects the Company’s not meeting its budgeted performance goals. Our other NEOs, whose cash incentive awards are based on the Company’s performance and individual goals, received between 75% and 95% of their respective target award opportunities.

•
Long-Term Cash Incentive Plan (“Legacy LTIP”): The Company did not meet the required performance targets for a full contribution of deferred compensation. As a result, and in accordance with the terms of their respective plans, the Company contributed 40.5% of the maximum potential award, or $20,250 and $12,150 to the deferred compensation accounts of Kevin S. Kim and Kyu S. Kim, respectively.

•
2017 Long-Term Incentive Plan (“LTIP”): In an effort to align, motivate and reward participants for their contributions to the Company’s long-term financial success and growth, the Compensation Committee established the 2017 Long-Term Incentive Plan (the “LTIP”) effective May 25, 2017. The new LTIP provides for equity grants under the stockholder-approved 2016 Incentive Compensation Plan (also referred to as the “2016 Plan”) that are 50% time-based and 50% performance-contingent on a three-year time frame.

Chief Executive Officer (“CEO”) Pay at a Glance

Key components of our executive compensation philosophy focus on the link between compensation and overall business results and stockholder value creation, as well as supporting critical retention needs. Over the past five years, Mr. Kim’s leadership has been integral to our success during this significant time of transition and growth. To this end, in 2014, the Company and Mr. Kim entered into an employment agreement commensurate with his then significantly increased responsibilities. The Compensation Committee also determined, at that time and given the needs of the Company, that Mr. Kim’s base salary, target annual cash incentive opportunity and long-term incentive opportunities were appropriately competitive relative to comparable banks given his new position. In 2017, the Company and Mr. Kim entered into an amended and restated employment agreement commensurate with his even greater responsibilities as the CEO of a $10 billion-plus financial institution. The amended agreement reflects the Compensation Committee’s determination of the base salary, target annual cash incentive opportunity and long-term incentive opportunities essential for continuity in leadership following our transformational merger completed mid-2016 and competitive relative to a new group of peer banks.

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

The Compensation Committee believes that this perspective, which does not directly correlate with annual amounts disclosed in the Summary Compensation Table on page 54, provides a more realistic view of how Mr. Kim’s compensation aligns with stockholder value creation.
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

Roles and Responsibilities of the Compensation Committee

The Compensation Committee has strategic and oversight responsibility for the compensation and benefits programs of the Company. The Compensation Committee reviews the compensation recommendations made by the Chief Executive Officer for employees at the Executive Vice President level and above (other than the Chief Executive Officer) and certain other Officers of the Bank who are not Executive Vice Presidents (our Managing Director of Syndicated Lending Group and Director of Human Resources are Senior Vice Presidents) to determine whether the compensation paid to such employees is reasonable and competitive and whether such compensation serves the interests of the Company’s stockholders. The Chief Risk Officer reports directly to the Board Risk Committee and the Chief Internal Audit Executive reports directly to the Audit Committee. The Chairs of the Board Risk Committee and Audit Committee provide input on compensation decisions for the Chief Risk Officer and Chief Internal Audit Executive, respectively, in conjunction with the Compensation Committee.

The Compensation Committee is also responsible for establishing, implementing, and monitoring the compensation structure, policies, and programs of the Company, subject to the overall authority of the board of directors, including assessment of the risk profile of each compensation policy and practice, and for assessing and recommending to the board for approval of the total compensation paid to the Chief Executive Officer and Executive Vice Presidents of the Company. The Compensation Committee periodically reviews the pay practices of companies in our peer group to determine the appropriate compensation mix and levels for our executive officers. The Compensation Committee may engage the advice of outside experts, including compensation consultants. It is the Compensation Committee’s policy to engage only advisors that the Compensation Committee determines to be sufficiently independent. The Chair of the Compensation Committee regularly reports to the board of directors on the Compensation Committee’s actions and recommendations. A copy of the Compensation Committee’s charter may be found in the Corporate Governance section of our website at www.ir-hopebancorp.com.

The Role of the Independent Compensation Consultant

Pursuant to authority granted to it under its charter, the Compensation Committee continued its engagement of Pearl Meyer as its independent consultant for fiscal 2017. Pearl Meyer provides expertise on competitive pay practices and program design, and serves as an objective third-party advisor in assessing the reasonableness of compensation levels. Pearl Meyer reports directly to the Compensation Committee. The Compensation Committee has conducted an independence assessment of Pearl Meyer in accordance with the SEC rules and has determined that Pearl Meyer does not have any conflict of interest relating to the work it is performing for the Compensation Committee.

The Role of Peer Groups

The Compensation Committee, with input from its compensation consultant, reviews at least annually the composition of peer companies against which the Company evaluates itself for compensation purposes.

Given the new size and scope of the Company following the merger completion of Wilshire Bancorp, Inc., the Compensation Committee, based on the recommendation of Pearl Meyer, revised in November 2016 the peer group (the “2016 Peer Group”) to be used in making 2017 compensation decisions. The 2016 Peer Group approved by our Compensation Committee was as follows:

• Banner Corporation	• Glacier Bancorp, Inc.	• Umpqua Holdings Corporation
• Cathay General Bancorp	• IBERIABANK Corporation	• United Bankshares Inc.
• Columbia Banking System, Inc.	• PacWest Bancorp	• United Community Banks, Inc.
• CVB Financial Corp.	• PrivateBancorp, Inc..	• Valley National Bancorp
• First Midwest Bancorp Inc.	• Prosperity Bancshares, Inc.	• Western Alliance Bancorporation
• First Financial Bancorp	• Sterling Bancorp
• Fulton Financial Corporation	• Trustmark Corporation

Based on the 2016 Peer Group, as of December 31, 2017, the Company’s total assets were positioned at the 42nd percentile of 2016 Peer group, operating revenue at the 37th percentile and market capitalization at the 26th percentile.

Pearl Meyer reviewed our executive officers’ 2017 target compensation relative to compensation of similarly positioned executives among the 2016 Peer Group banks and presented findings from the review to the Compensation Committee in January 2017. The Compensation Committee considered findings from the Pearl Meyer report when making executive compensation decisions for 2017.

In addition to the 2016 Peer Group comparative data, our Compensation Committee may consider other factors that it deems prudent when determining executive compensation. While comparisons can be useful in identifying general compensation trends and overall pay levels, the Compensation Committee recognizes that there may be meaningful differences between our Company and our peers. The Compensation Committee uses the comparison data as a general indicator of market trends in executive compensation, but does not use it exclusively to set compensation levels for the CEO or other NEOs. In addition to peer data, the Compensation Committee also reviews individual and company performance, the position, responsibilities within the Company, and other factors to determine total compensation for the NEOs.

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

The compensation analysis performed by Pearl Meyer in December 2016 found our NEO’s 2016 base salaries were below the market median by 15% or more. To move closer to market-competitive levels, each of our NEOs, other than our Chief Executive Officer, received merit base salary increases in 2017 between 5% and 8%, which is higher than the annual merit adjustments for employees Company-wide.

The increase in the base salary for our Chief Executive Officer reflects a Second Amended and Restated Employment Agreement entered into on April 27, 2017 and effective as of April 1, 2017 with respect to Mr. Kevin S. Kim’s service as the Chief Executive Officer and President of both the Company and the Bank, as described beginning on page 50 of this Proxy Statement. The extended and amended employment agreement with our Chief Executive Officer underscored our board of directors’ acknowledgment of the successful integration following the transformative merger completed in 2016 and need for continuity in leadership.

The 2017 and 2016 base salaries for the NEOs were as follows:

NEO	2016 Base Salary	2017 Base Salary	Year-over-Year % Change
Kevin S. Kim President & Chief Executive Officer	$705,000	$840,000	19.1%
Alex Ko Executive Vice President & Chief Financial Officer	$310,030	$325,532	5.0%
David P. Malone Senior Executive Vice President & Chief Operating Officer	$—	$450,000	n/a
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	$338,000	$358,280	6.0%
Johann (Min) You Executive Vice President & Chief Risk Officer	$305,000	$328,860	7.8%
Douglas J. Goddard Formerly Executive Vice President & Chief Financial Officer	$310,000	$325,532	5.0%

Annual Cash Incentive Bonus

We believe that our annual performance-based incentive compensation program, with significant compensation opportunities and incentive criteria primarily tied to the Bank’s performance, aligns the interest of our NEOs with those of our stockholders. For 2017, the annual cash incentive for our Chief Executive Officer had a target of 75% of base salary with a maximum of 125% of base salary. For our other NEOs, the target annual cash incentive was 45% of base salary for our senior executive vice president-level management and 40% of base salary for our executive vice president-level management.

The following sections discuss the Compensation Committee’s criteria used to determine 2017 annual cash incentive awards for the Chief Executive Officer and other NEOs.

Chief Executive Officer Award: Performance Measures and Results

In early 2017, the annual cash incentive award opportunity for our Chief Executive Officer was approved by the Compensation Committee. Mr. Kim’s annual cash incentive opportunity is based 50% on profitability, 30% on balance sheet growth, and 20% on regulatory and strategic goals. His target 2017 annual cash incentive award opportunity was 75% of salary. The Compensation Committee established threshold and maximum award opportunities and goals, which set Mr. Kim’s threshold opportunity at 50% of salary and maximum opportunity at 125% of salary. In early 2018, the Compensation Committee reviewed the Bank’s actual financial and regulatory performance relative to approved goals to determine the 2017 annual incentive payout for the CEO. The Compensation Committee may use negative discretion in determining the incentive payout based on the scorecard analysis. The Compensation Committee approved an annual incentive payout to the CEO equal to 46.5% of his salary, or $390,783, which is rounded down from the scorecard illustrated in the table below.

Performance Measures	Weight	2017 Performance Goals			Actual Results	Bonus Earned
		Minimum	Target	Maximum
Profitability	50%
Return on Average Assets(1)	10%	1.02%	1.27%	1.52%	1.24%	58,867
Return on Average Equity(1)	30%	7.51%	9.39%	11.27%	8.93%	163,825
Efficiency Ratio	10%	48.68%	46.36%	44.04%	48.67%	42,091
Balance Sheet Growth	30%
Deposit Growth (retail)	15%	8.80%	11.00%	13.20%	1.92%	—
Total Loan Growth	15%	9.02%	11.28%	13.54%	5.30%	—
Regulatory Ratings/ Strategic(2)	20%
		Lower Range	Current Range	Higher Range	Current Range	$126,000
TOTAL	100%					$390,783

(1)
The Actual Results for Return on Average Assets (“ROA”) and Return on Average Equity (“ROE”) utilized by the Compensation Committee in determining the cash incentive payout for the Chief Executive Officer exclude the impact of the one-time, non-cash tax expense as a result of the enactment of the Tax Act. ROA and ROE excluding tax reform adjustments are non-GAAP financial measures. A reconciliation of the GAAP to non-GAAP financial measures is provided in the Company’s 2017 fourth quarter and full-year news release which was furnished to the SEC as an exhibit to a Form 8-K filed on January 30, 2018.

(2)	We are not permitted to disclose regulatory ratings, and the nature of the strategic goals is such that they are not quantifiable.

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

Following is a summary of the Bank performance goals approved for 2017, the respective assigned weights in determining the overall payout opportunity, and actual performance results:

Performance Measures	2017 Target Performance Goal	Weight		Actual Results
		Sr. EVP	EVP
Profitability		28.00%	26.25%
Net Income ($millions)	$175.69	5.60%	5.25%	$139.45
Return on Average Equity	9.639%	5.60%	5.25%	7.31%
Return on Average Assets	1.27%	5.60%	5.25%	1.02%
Net Interest Margin	3.75%	5.60%	5.25%	3.8%
Efficiency Ratio	46.36%	5.60%	5.25%	48.67%
Balance Sheet Growth		26.00%	24.38%
Deposit Growth (excluding wholesale)	11.00%	13.00%	12.19%	1.92%
Total Loan Growth	11.28%	13.00%	12.19%	5.30%
Strategic Initiatives		13.00%	12.19%	69.00%
Regulatory Ratings		13.00%	12.19%	75.00%

Total Bank Goals		80.00%	75.00%

Following is a summary of the Individual performance goal categories approved for 2016 and the respective assigned weights in determining the overall payout opportunity:

2017 Individual Goal Category	Sr. EVP Weights	EVP Weights
Meet financial budget goals, including loans, deposits and profitability assigned	2.00%	2.50%
Maintain high standards of asset quality, customer service, and employee morale	2.00%	2.50%
Satisfactory rating for any applicable internal audits, compliance code of ethics related subjects, minimized (litigation or actual cash losses) and timely implementation of corrective actions	2.00%	2.50%
Retain and recruit unit’s critical employees	2.00%	2.50%
Develop staff by providing adequate trainings	2.00%	2.50%
Individual Performance Evaluations Score	10.00%	12.50%
Total Individual Goals	20.00%	25.00%

Upon the recommendation of the Chief Executive Officer, the Compensation Committee approved the following annual cash incentive awards to the following NEOs, based on the combined achievement of Bank and individual performance in 2017:

NEO	2017 PIP Bonus	% of Target
Alex Ko Executive Vice President & Chief Financial Officer	$124,000	95%
David P. Malone Senior Executive Vice President & Chief Operating Officer	$174,000	86%
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	$129,000	80%
Johann (Min) You Executive Vice President & Chief Risk Officer	$99,000	75%
Douglas J. Goddard Formerly Executive Vice President & Chief Financial Officer	$—	n/a

As a result of Mr. Goddard’s retirement from the Company effective October 2, 2017, Mr. Goddard was not eligible for an annual cash incentive award for his 2017 performance. The Company did not meet the required performance targets against agreed-upon goals, thereby resulting in lower-than-target levels of payouts of annual cash incentive bonuses for 2017 to the NEOs. The variance in payouts to these NEOs relative to target was based on an evaluation of each executive’s performance against their individual goals, as well as a subjective evaluation of their individual contributions to the successful integration of the merged companies.

Long-Term Cash Incentive Plan

The Company has a legacy Long Term Incentive Plan (also referred to as “Legacy LTIP”), which was implemented to incentivize certain executive officers to remain employed by the Company for the long term and to provide a vehicle to build a retirement fund beyond the Company’s 401(k) plan. Following the substantial completion of the physical integration of the merger, the Compensation Committee began evaluating the future of this plan and established a new long-term incentive plan to replace the Legacy LTIP. As of 2017, there are only two NEOs who participate in this plan:

•
Kyu S. Kim became a Legacy LTIP participant in 2008. According to the terms of her individual Legacy LTIP agreement, Kyu S. Kim is entitled to have up to $30,000 per year, for a ten-year period beginning in 2008, credited to a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when she reaches 65 years of age. The agreement has a five-year vesting cliff of 50% of her total contribution amounts plus accrued interest in her deferred compensation account, with an additional 10% of the total contributions plus accrued interest vesting in each of years six through ten.

•
Kevin S. Kim became a Legacy LTIP participant in 2014. According to the terms of his individual Legacy LTIP agreement, Kevin S. Kim is entitled to have up to $50,000 per year, for a five-year period beginning in 2014, credited to a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when he reaches 65 years of age. The agreement has a three-year vesting cliff of 50% of his total potential contribution amount plus accrued interest in his deferred compensation account, with an additional 25% of the total contributions plus accrued interest vesting in each of years four and five.

The Legacy LTIP requires the satisfaction of certain performance criteria by each participant each year in order for the NEO to receive full credit for his or her potential yearly contribution. Performance criteria are determined in advance by our board of directors each year.

For 2017, the Compensation Committee established return on average assets and return on average equity target performance goals of 1.12% and 9.75%, respectively, each assigned a weight of 50%. In order to achieve a contribution associated with either goal, at least 90% of target performance must be achieved. Reduced contributions are awarded for performance between 90% and 100% of target for each goal independently. The Company’s return on average assets exceeded 90% of target, however, the return on average equity performance was below 90%, resulting in no contribution for that goal. The Company credited $20,250 and 12,150 to Kevin S. Kim and Kyu S. Kim’s deferred accounts, respectively, or 40.5% of their maximum contribution opportunity, summarized as follows:

Performance Criteria	Weight	Target Goal	Actual Results	% of Target Achieved	% of Maximum Contribution Awarded
Return on Average Assets	50%	1.12%	1.10%	91.1%	40.5%
Return on Average Equity	50%	9.75%	8.47%	75%	0.0%

The Legacy LTIP provides for full vesting of a participant’s then-current account balance in the event of the participant’s death during employment. The Legacy LTIP provides for accelerated contribution of remaining contribution amounts upon separation from service other than for cause or death and partial accelerated vesting of the balance in the deferred compensation accounts plus such additional contributions upon the occurrence of the executive’s separation from service for good reason within 12 months following a change in control event. Kevin S. Kim’s employment agreement provides for accelerated vesting of his Legacy LTIP account balance upon termination of his employment in circumstances as described beginning on page 50 of this Proxy Statement.

Long-Term Equity Incentive Awards

The Compensation Committee believes that equity-based compensation ensures that the Company’s officers have a personal stake in the long-term success of the Company without encouraging such officers to take inappropriate or unnecessary risks. Equity-based incentive awards have been granted by the Company under two stockholder approved plans, the 2007 Equity Incentive Plan (also referred to as the “2007 Plan”) and the 2016 Incentive Compensation Plan (also referred to as the “2016 Plan”).

Following the substantial completion of the physical integration of the merger, the Compensation Committee began developing a more formal long-term incentive strategy in 2017 with the following objectives:

•	Attract and retain the services of individuals who are likely to make significant contributions to the Company’s success;

•	Encourage ownership of the Company’s common stock by employees;

•	Align executives with shareholder interests; and

•	Ensure sound risk management by providing a balanced view of performance and aligning rewards with the longer-term time horizon of risk outcomes.

On May 25, 2017, the Company approved a new long-term incentive plan (the “LTIP”). The LTIP provides for long-term incentive opportunities through a combination of time-based and performance-contingent equity grants. A select group of senior management and key executives who impact organization-wide results will be considered for participation by the Compensation Committee on an annual basis, with consideration of input from our CEO. For our NEOs and other executive-level officers, the award will be 50% time-based and 50% performance-contingent. For senior employees with a title of Senior Vice President and First Vice President, the Compensation Committee determined that the 2017 award will be 75% time-based and 25% performance-contingent. Unless determined otherwise by the Compensation Committee, LTIP grants are expected to be granted annually, with overlapping three-year performance cycles. All LTIP awards will be granted under the stockholder-approved 2016 Plan.

With the exception of termination due to disability, death or change in control, participants will generally forfeit all rights to any unvested shares upon termination of employment. The LTIP will be subject to the Company’s clawback policy, as it may be modified from time to time.

The time-based component of LTIP awards will be granted as restricted stock units that vest one-third each on the first three anniversaries of the grant date.

The performance-contingent component of LTIP awards will be granted as performance share units and will be contingent on the achievement of pre-established three-year performance goals, 50% of which will be based on an absolute measure and 50% on a relative measure. At the beginning of the performance period, goals are established which are designed to measure the degree of sustained business success over the set time frame. The Compensation Committee establishes and administers the LTIP performance goals, with consideration of input from management. At the end of the three-year vesting cliff, the Company’s performance against the goals will be assessed to determine the award level.

With input from our compensation consultant and recommendations from our Chief Executive Officer for our other NEOs, the Compensation Committee determined that performance-contingent units awarded in 2017 will vest according to performance against the following goals:

Performance Measure	Weighting	Measurement Perspective	Performance Goals
			Threshold	Target	Stretch
Cumulative EPS(1)	50%	Absolute	4%	6.5%	10%
Total Shareholder Return(2)(3)	50%	Relative	30th Percentile	50th Percentile	80th Percentile
Payout as % of Target			50%	100%	150%

(1)	Cumulative earnings per share over an 11-quarter period from April 1, 2017 through December 31, 2019.

(2)
Total Shareholder Return measured on a relative basis against a defined group of Peer Banks over an 11-quarter period from April 1, 2017 through December 31, 2019. Peer Banks for this purpose will consist of all companies included in the KBW Regional Banking Index (KRX) as of December 31, 2019, excluding the Company if included in the KRX as of that date.

(3)
If the Company’s absolute Total Shareholder Return performance over the period is negative, the payout for this measure will not exceed the target payout regardless of the relative performance ranking.

Performance below “threshold” for a given performance measure will result in the forfeiture of the respective shares. Performance at or above “stretch” for a given performance measure will result in a payout equal to 150% of the respective target shares. Performance between “threshold - target - stretch” will be determined using a straight line interpolation and rounded up to the nearest whole number of shares.

Each LTIP participant will have a target award denominated as a percentage of his/her base salary in effect on the date of grant as determined by the Compensation Committee on an annual basis with input from our compensation consultant and recommendations from our Chief Executive Officer for our other NEOs. The following table summarizes award opportunities for each NEO under the LTIP:

Each LTIP participant will have a target award denominated as a percentage of his/her base salary in effect on the date of grant as determined by the Compensation Committee on an annual basis with input from our compensation consultant and recommendations from our Chief Executive Officer for our other NEOs. The following table summarizes award opportunities for each NEO under the LTIP:

Position	Total Target Award	Time-Based Vesting RSUs	Performance Contingent PSUs
Chief Executive Officer	125%	62.5%	62.5%
Chief Operating Officer	75%	37.5%	37.5%
Other NEOs	10% - 50%	5% - 25%	5% - 25%

The Compensation Committee approved the following LTIP equity awards to be granted to the NEOs in 2017:

	Grant Date	Time-Based Award	Performance-Contingent Award
Kevin S. Kim President & Chief Executive Officer	6/26/2017	28,656	28,656
Alex Ko Executive Vice President & Chief Financial Officer	7/27/2017	2,000	2,000
David P. Malone Senior Executive Vice President & Chief Operating Officer	7/27/2017	8,500	8,500
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	7/27/2017	2,500	2,500
Johann (Min) You Executive Vice President & Chief Risk Officer	7/27/2017	2,500	2,500
Douglas J. Goddard(1) Formerly Executive Vice President & Chief Financial Officer	7/27/2017	2,000	2,000

(1)	In conjunction with Mr. Goddard’s retirement from the Company effective October 2, 2017, he forfeited all rights to unvested shares from his LTIP equity award granted on July 27, 2017.

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

Our NEOs are subject to the policy prohibiting the hedging and pledging of our stock, which is discussed under “Hedging and Pledging Prohibition” on page 22 of this Proxy Statement.

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

Other Benefits

The NEOs are entitled to participate in the same benefits programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, paid vacation and the Company contributions to the 401(k) Plan, if any. The Company provides limited perquisites to its NEOs, such as auto allowances and club dues, where the club enhances opportunities to meet and network with prospective customers and other business leaders. Please see the footnotes to the Summary Compensation Table on page 54 for further information.

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

•
Equity Compensation. Mr. Kim received a grant of 30,000 shares of restricted stock that are subject to forfeiture and are not transferable by Mr. Kim until vested. He also received nonqualified stock options to purchase 200,000 shares of common stock of the Company. Each of these grants vests in five equal annual installments beginning on the first anniversary of date of the award grant. Both of such grants are subject to the terms and conditions of the 2007 Plan. The Agreement also confirms that the previous grant by the Company of 20,000 restricted stock units to Mr. Kim on

March 6, 2013 under the 2007 Plan remains in effect. Pursuant to the Agreement, the Company has also undertaken to adopt and implement the 2008 Long-Term Incentive Plan (“LTIP”) for Mr. Kim, the material terms of which are discussed on page 36 of this Proxy Statement. On February 24, 2016, the Compensation Committee (with Mr. Kim’s consent) recommended, and on February 25, 2016, the board of directors approved a 30,000 share reduction in the number of shares subject to the June 27, 2014 stock option grant to Mr. Kim. Such reduction was made to bring the total equity grants to Mr. Kim within the individual annual grant limit under the 2007 Plan. The remaining 170,000 stock options vest and become exercisable 40,000 stock options each on the first four anniversaries of the grant date and 10,000 stock options on the fifth anniversary.

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

In doing so, we consider the requirements of Section 162(m) of the Internal Revenue Code. Section 162(m) provides that payments of compensation in excess of $1,000,000 annually to a covered employee (the Chief Executive Officer and each of the three-highest paid executive officers other than the Chief Executive Officer and the Chief Financial Officer) will not be deductible for purposes of U.S. corporate income taxes unless it is “performance-based” compensation and is paid pursuant to a plan and procedures meeting certain requirements of the Internal Revenue Code. Under our stockholder-approved 2016 Plan and 2015 Executive Annual Incentive Compensation Program, our Compensation Committee may issue awards that qualify as deductible performance-based compensation under Section 162(m). However, we may pay compensation that does not satisfy the requirements of Section 162(m) where we believe that it is in the best overall interests of the Company. We believe that the Chief Executive Officer’s 2017 annual cash incentive award is performance-based for purposes of Section 162(m), and that substantially all of the balance of his compensation taxable in 2017 is within the $1,000,000 annual deduction limit under Section 162(m).

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

EXECUTIVE COMPENSATION TABLES

I. 2017 Summary Compensation Table

The Summary Compensation Table and related narratives present the compensation paid to or earned by our Named Executive Officers for the three years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Options Awards ($)(4)	Non-Equity Incentive Plan Compen- sation ($)(5)	Change in Pension Value and Nonqualified Deferred Comp Earnings ($)(6)	All Other Compen-sation ($)(7)	Total ($)
Kevin S. Kim President & Chief Executive Officer	2017 2016 2015	803,654 696,346 668,077	1,050 1,100 857	974,734 429,500 —	— 276,477 —	411,033 670,250 648,224	4,162 3,406 2,695	57,789 40,097 49,190	2,252,422 2,117,176 1,369,043
Alex Ko Executive Vice President & Chief Financial Officer	2017 2016	321,452 138,301	1,050 61,100	64,910 120,260	— 64,699	124,000 94,000	— — —	31,634 14,006	543,046 492,336
David P. Malone Senior Executive Vice President & Chief Operating Officer	2017	269,544	1,050	275,868	—	174,000	— — —	12,142	732,603
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	2017 2016 2015	353,330 334,250 322,308	1,050 1,100 788	81,138 154,620 —	— 97,003 —	141,150 141,150 153,000	1,640 1,455 1,282	33,139 30,567 29,976	611,446 760,145 507,354
Johann (Min) You Executive Vice President & Chief Risk Officer	2017 2016 2015	322,055 300,317 287,308	1,050 1,100 857	81,138 146,030 —	— 97,003 —	99,000 109,000 100,000	— —	28,654 25,725 23,824	531,896 679,175 411,989
Douglas J. Goddard Formerly Executive Vice President & Chief Financial Officer	2017 2016 2015	283,149 307,425 298,442	— 1,100 857	64,910 128,850 —	— 64,669 —	— 93,000 95,000	— — —	28,918 26,913 26,238	376,977 621,957 420,537
__________

(1)	The amounts reported in the Salary column reflect the actual amount paid in each year.

(2)	Each current NEO received holiday bonuses made up of gift cards aggregating approximately $1,050 in the fourth quarter of 2017.

(3)
Pursuant to SEC regulations regarding the valuation of equity awards, amounts in the “Stock Awards” column represent the aggregate grant date fair value for restricted stock, restricted stock units and performance-contingent restricted stock units granted in each respective year in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. Under the 2016 Plan and in accordance with the objectives of a new long-term incentive plan (the “LTIP”), which is more fully described in the CD&A, Kevin S. Kim was granted 28,656 time-based restricted stock units and 28,656 performance-contingent restricted stock units on June 26, 2017. The closing price of the Company’s Stock on June 26, 2017 was $18.32. On July 27, 2017, Mr. Ko, Mr. Malone, Ms. Kim, Mr. You and Mr. Goddard were granted 2,000, 8,500, 2,500, 2,500 and 2,000 time-based restricted stock units, respectively, and 2,000, 8,500, 2,500, 2,500 and 2,000 performance-contingent restricted stock units, respectively, under the 2016 Plan and in accordance with the objectives of the new LTIP. The closing price of the Company’s Stock on July 27, 2017 was $17.65. The LTIP time-based restricted stock units vest one-third each on the first three anniversaries of the grant date. The actual number of LTIP performance-contingent restricted stock units to be earned for the 2017 grant will be based on two performance measures, as more fully described in our CD&A. See Note 11 of the Hope Bancorp consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, incorporated by reference for information regarding assumptions underlying valuation of equity awards.

(4)
The amounts reported in the Options Awards column represent the aggregate grant date fair value for stock options granted in each respective year. There were no stock options awarded to the NEOs in 2017. Note that the amounts reported in this column represent the applicable grant date fair values of stock options in accordance with FASB ASC Topic 718, which do not necessarily correspond to the actual economic value that will be received by the NEO from the options. See Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding assumptions underlying valuation of equity awards.

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

(7)
For 2017, all other compensation for each NEO includes perquisites, matching contributions to the Company’s 401(k) Plan and auto allowance. The Company made matching contributions to the Company’s 401(k) Plan for 2017 in the amount of $16,200 each for Kevin S. Kim, Mr. Ko, and Mr. Goddard, $14,441 for Ms. Kim, and $14,854 for Mr. You. All other compensation in 2017 included auto allowances of $21,866 for Kevin S. Kim and $13,800 each for Mr. Ko, Ms. Kim, Mr. You and Mr. Goddard, and $8,227 for Mr. Malone. All other compensation in 2017 also included monthly membership fees at a social club and a country club, aggregating $18,139 for Kevin S. Kim, and monthly membership fees at a social club, aggregating $3,915 for Mr. Malone. All other compensation in 2017 also includes the estimated value of the Bank Owned Life Insurance benefit of $1,584 for Kevin S. Kim, $1,634 for Mr. Ko, $3,930 for Ms. Kim and $1,715 for Mr. Goddard based on the cost of coverage specified by the IRS group-term life insurance premium table.

(8)	Douglas J.Goddard retired from the Company effective October 2, 2017.

II. 2017 Grants of Plan-Based Awards Table

The following summarizes non-equity and equity incentive awards granted to the NEOs during the fiscal year ended December 31, 2017. All awards granted in 2017 were made under the 2016 Plan. No other plan-based awards were granted to NEOs during the year.

		Estimated Future Payouts Under Non-equity Incentive Plan Awards(1)(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under-lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kevin S. Kim President & Chief Executive Officer	3/10/2017	420,000	630,000	1,050,000
	6/26/2017				7,164	14,328	21,492
	6/26/2017				7,164	14,328	21,492
	6/26/2017							28,656			524,978
Alex Ko Executive Vice President & Chief Financial Officer	3/10/2017		130,213
	7/27/2017				500	1,000	1,500
	7/27/2017				500	1,000	1,500
	7/27/2017							2,000			35,300
David P. Malone Senior Executive Vice President & Chief Operating Officer	3/10/2017		202,500
	7/27/2017				2,125	4,250	6,375
	7/27/2017				2,125	4,250	6,375
	7/27/2017							8,500			150,025
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	3/10/2017		161,226
	7/27/2017				625	1,250	1,875
	7/27/2017				625	1,250	1,875
	7/27/2017							2,500			44,125
Johann (Min) You Executive Vice President & Chief Risk Officer	3/10/2017		131,544
	7/27/2017				625	1,250	1,875
	7/27/2017				625	1,250	1,875
	7/27/2017							2,500			44,125
Douglas J. Goddard Formerly Executive Vice President & Chief Financial Officer	3/10/2017		130,213
	7/27/2017				500	1,000	1,500
	7/27/2017				500	1,000	1,500
	7/27/2017							2,000			35,300

__________

(1)
For Kevin S. Kim, reflects annual cash incentive bonus opportunity approved by the Compensation Committee available to be earned based on the achievement of annual profitability, balance sheet growth, efficiency, and regulatory and strategic goals.

(2)
For all other NEOs, reflects target annual cash incentive bonus opportunity administered by the Chief Executive Officer, subject to approval by the Compensation Committee and to be earned based on the achievement of Bank performance and individual goals.

(3)	Represents performance-contingent awards to our NEOs made under the 2016 Plan and in accordance with the objectives of the new LTIP, as more fully described in our CD&A.

III. 2017 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information concerning the value of all unexercised options and unvested stock awards awarded to the NEOs and remaining outstanding as of December 31, 2017. This includes options and unvested restricted stock and restricted stock units granted under the 2016 Plan and the 2007 Plan.

		Option Awards(1)				Stock Awards
Name	Option/Stock Award Grant Date	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Kevin S. Kim President & Chief Executive Officer	4/11/2014					12,000	219,000
	6/27/2014	120,000	50,000	15.88	6/27/2024
	5/26/2016		30,660	16.12	5/26/2026
	9/1/2016	40,000	20,000	17.18	9/1/2026
	9/1/2016					8,334	152,096
	6/26/2017					28,656	522,972
	6/26/2017					14,328	261,486
	6/26/2017					14,328	261,486
Alex Ko Executive Vice President & Chief Financial Officer	3/31/2014					1,441	26,298
	4/8/2015					3,378	61,649
	9/1/2016	4,000	16,000	17.18	9/1/2026
	9/1/2016					5,600	102,200
	7/27/2017					2,000	36,500
	7/27/2017					1,000	18,250
	7/27/2017					1,000	18,250
David P. Malone Senior Executive Vice President & Chief Operating Officer	9/1/2016	13,333	6,667	17.18	9/1/2026
	9/1/2016					4,500	82,125
	7/27/2017					8,500	155,125
	7/27/2017					4,250	77,563
	7/27/2017					4,250	77,563
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	6/26/2013					800	14,600
	9/1/2016	6,000	24,000	17.18	9/1/2026
	9/1/2026					7,200	131,400
	7/27/2017					2,500	45,625
	7/27/2017					1,250	22,813
	7/27/2017					1,250	22,813
Johann (Min) You Executive Vice President & Chief Risk Officer	9/1/2016	6,000	24,000	17.18	9/1/2026
	9/1/2016					6,800	124,100
	7/27/2017					2,500	45,625
	7/27/2017					1,250	22,813
	7/27/2017					1,250	22,813
Douglas J. Goddard Formerly Executive Vice President & Chief Financial Officer	9/1/2016	4,000	16,000	17.18	1/2/2018
__________

(1)
Terms of outstanding stock options are for a period of ten years from the date the option is granted. Vested options may be exercised during a period not to exceed three months following the termination of an optionee’s continuous service to the Company for any reason other than disability or death or earlier expiration of the option. If an optionee becomes disabled or dies during his service to the Company, the optionee’s vested options may be exercised up to 12 months following the date of termination of employment or earlier expiration of the option. Kevin S. Kim was granted 170,000 stock options on June 27, 2014 under the 2007 Plan, which vest and become exercisable as to 40,000 stock options on each of the first four anniversaries of April 11, 2014, the commencement date of his employment as President and Chief Executive Officer of the Company and Bank (the “Commencement Date”) and 10,000 stock options on the fifth anniversary of the Commencement Date. The vesting schedule reflects a correction from the previously reported schedule. The strike price of these stock options is $15.88, which is the closing price of the Company’s stock on the grant date of June 27, 2014. Kevin S. Kim was granted 30,660 stock options on May 26, 2016 under the 2007 Plan, which vest and become exercisable on the fifth anniversary of the Commencement Date. The strike price of these stock options is $16.12, which is the closing price of the Company’s stock on the grant date of May 26, 2016. Kevin S. Kim was granted 60,000 non-qualified stock options on September 1, 2016 under the 2016 Plan, one-third of which was vested and exercisable immediately and an additional one-third vests and becomes exercisable on each of the first two anniversaries of the grant date. Mr. Malone was granted 20,000 non-qualified stock options on September 1, 2016 under the 2016 Plan, one-third of which was vested and exercisable immediately and an additional one-third vests and becomes exercisable on each of the first two anniversaries of the grant date. Mr. Ko, Ms. Kim, Mr. You and Mr. Goddard were granted 20,000, 30,000, 30,000 and 20,000 stock options, respectively, on September 1, 2016 under the 2016 Plan, and these options vest and become exercisable 20% each on each of the first five anniversaries of the grant date. The strike price of the stock options granted on September 1, 2016 is $17.18, which is the closing price of the Company’s stock on the grant date.

(2)
Kevin S. Kim was granted 30,000 shares of restricted stock pursuant to the 2007 Plan on April 11, 2014, which vest 20% on each of the first five anniversaries of the grant date. Kevin S. Kim was granted 25,000 shares of restricted stock units pursuant to the 2016 Plan on September 1, 2016, one-third of which vested immediately and an additional one-third vests on each of the first two anniversaries of the grant date. Mr. Ko was granted 5,767 restrict stock units on April 8, 2015, 25% of which vested immediately and 25% on each of the first three anniversaries of the grant date. Mr. Ko was granted 6,756 restrict stock units on March 16, 2016, 25% of which vested immediately and 25% on each of the first three anniversaries of the grant date. The equity awards granted to Mr. Ko on April 8, 2015 and March 16, 2016 were grants made by Wilshire Bancorp, Inc. prior to the merger and assumed by the Company under the 2016 Plan with the same vesting terms. Mr. Malone was granted 25,000 shares of restricted stock units pursuant to the 2016 Plan on September 1, 2016, one-third of which vested immediately and an additional one-third vests on each of the first two anniversaries of the grant date. Ms. Kim was granted 4,000 restricted stock units pursuant to the 2007 Plan on June 26, 2013, which vest 20% on each of the first five anniversaries of the grant date. Mr. Ko, Ms. Kim, Mr. You and Mr. Goddard were granted 7,000, 9,000, 8,500 and 7,500 restricted stock units, respectively, pursuant to the 2016 Plan on September 1, 2016, which vest 20% on each of the first five anniversaries of the grant date.

(3)	Value based on $18.25, the closing price per share of our common stock on December 29, 2017, which represented the last trading day of 2017.

IV. 2017 Option Exercises and Stock Vested Table

The following table presents information concerning the number of shares acquired and the value realized during 2017 upon the exercise of stock options and the vesting of restricted stock and restricted stock units previously granted to each of the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Kevin S. Kim(3) President & Chief Executive Officer	—	—	6,000 8,333	112,980 134,995
Alex Ko(4) Executive Vice President & Chief Financial Officer	—	—	1,400	22,680
David P. Malone(5) Senior Executive Vice President & Chief Operating Officer			4,500	72,900
Kyu S. Kim(6) Senior Executive Vice President & Regional President, Eastern Region	—	—	800 1,800	14,656 29,160
Johann (Min) You(7) Executive Vice President & Chief Risk Officer				27,540
Douglas J. Goddard(8) Formerly Executive Vice President & Chief Financial Officer	4,000	7,360	1,500	24,300
__________

(1)
Values were determined by multiplying the number of stock options exercised by the difference between the closing market price of our common stock on the date of exercise and the stock option exercise price.

(2)	Values were determined by multiplying the number of shares or units, as applicable, that vested by the closing market price of our common stock on the vesting date.

(3)
Kevin S. Kim was granted 30,000 shares of restricted stock on April 11, 2014, which vest 20% on each of the first five anniversaries of the grant date. Of these restricted stock shares, 6,000 vested on April 11, 2017, on which date the closing market price of our common stock was $18.83. Kevin S. Kim was granted 25,000 shares of restricted stock units on September 1, 2016, one-third of which vested immediately and an additional one-third vests on each of the first two anniversaries of the grant date. Of these restricted stock units, 8,333 vested on September 1, 2017, on which date the closing market price of our common stock was $16.20.

(4)
Mr. Ko was granted 7,000 restricted stock units on September 1, 2016, which vest 20% each on the first five anniversaries of the grant date. Of these restricted stock units, 1,400 vested on September 1, 2017, on which date the closing market price of our common stock was $16.20.

(5)
Mr. Malone was granted 13,500 restricted stock units on September 1, 2016, one-third of which vested immediately and an additional one-third vests on each of the first two anniversaries of the grant date. Of these restricted stock units, 4,500 vested on September 1, 2017, on which date the closing market price of our common stock was $16.20.

(6)
Ms. Kim was granted 4,000 restricted stock units on June 26, 2013, which vest 20% each on the first five anniversaries of the grant date. Of these restricted stock units, 800 vested on June 26, 2017, and the closing market price of our common stock on the first trading day following the vesting date was $18.32. Ms. Kim was granted 9,000 restricted stock units on September 1, 2016, which vest 20% each on the first five anniversaries of the grant date. Of these restricted stock units, 1,800 vested on September 1, 2017, on which date the closing market price of our common stock was $16.20.

(7)
Mr. You was granted 8,500 restricted stock units on September 1, 2016, which vest 20% each on the first five anniversaries of the grant date. Of these restricted stock units, 1,700 vested on September 1, 2017, on which date the closing market price of our common stock was $16.20.

(8)
Mr. Goddard was granted 7,500 restricted stock units on September 1, 2016, which vest 20% each on the first five anniversaries of the grant date. Of these restricted stock units, 1,500 vested on September 1, 2017, on which date the closing market price of our common stock was $16.20. On December 4, 2017, Mr. Goddard exercised 4,000 vested and exercisable stock options at the strike price of $17.18, which was the closing price of the Company’s stock on the grant date of September 1, 2016. The closing market price of our common stock on December 4, 2017 was $19.02.

V. 2017 Nonqualified Deferred Compensation Table

The following table presents information concerning deferred compensation during the fiscal year ended December 31, 2017. Kevin S. Kim and Kyu S. Kim currently are the only NEOs employed with the Company and participating in the Company’s Long Term Cash Incentive Plan. A full narrative description of the deferred compensation plan for executives may be found in the CD&A.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(3)
Kevin S. Kim President & Chief Executive Officer	—	20,250	10,090	—	166,964
Kyu S. Kim Senior Executive Vice President & Regional President, Eastern Region	—	12,150	14,042	—	232,351
__________

(1)	The full amount of these contributions is reported as 2017 non-equity incentive plan compensation in the Summary Compensation Table.

(2)
The earnings on the employee deferred compensation plans are calculated based on the total amount of interest accrued on account balances during 2017. The above-market portion of these interest amounts in 2017, which amounted to $4,162 for Kevin S. Kim and $1,640 for Kyu S. Kim are reported in the Summary Compensation Table.

VI. Potential Payments Upon Termination of Employment or Change in Control

The following table presents the estimated payments and benefits that each NEO would have been entitled to receive if his or her employment had terminated on December 31, 2017 for the various reasons specified in the table. Unless otherwise indicated, all amounts are payable in lump sums.

Name	Cash Severance Arrangements/Compensation ($)	Acceleration of Unvested Options and Stock Awards ($)(1)	Total Termination Benefits ($)
Kevin S. Kim Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	37,500(3) 1,339,2412)(3) — 2,179,241(2)(3) 41,741(4) —	— 1,403,445 — 1,403,445 1,403,445 1,403,445	37,500 2,742,686 — 3,582,686 1,407,619 1,403,445
Alex Ko Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — — — —	— — — 280,267 280,267 280,267	— — — 280,267 280,267 280,267
David P. Malone Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — —(3) —(4) —	— — — 399,509 399,509 399,509	— — — 399,509 399,509 399,509
Kyu S. Kim Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — —(3) —(4) —	— — — 262,250 262,250 262,250	— — — 262,250 262,250 262,250
Johann (Min) You Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — — — —	— — — 241,030 241,030 241,030	— — — 241,030 241,030 241,030
__________

(1)
The 2007 Plan and 2016 Plan allow for vesting of all restricted stock and performance units and stock options upon a change in control, death or the finding of permanent disability. This calculation assumes that each NEO’s restricted stock, restricted stock units and performance-based restricted stock units were paid out in stock at the closing price on December 30, 2017, of $18.25 per share, and that unvested stock options were paid out in the amount of the difference between the stock closing price on December 30, 2017 of $18.25 per share and the option exercise price.

(2)
Pursuant to the terms of Kevin S. Kim's employment agreement, which is described in more detail beginning on page 38 of this Proxy Statement, Kevin S. Kim would have been entitled to cash severance of 150% of his annual base salary, or $1,260,000, for involuntary termination occurring on December 31, 2017, other than for cause and not in connection with a change in control of the Company, and 250% of his annual base salary, or $2,100,000 for involuntary termination occurring on December 31, 2017 within one year following a change in control.

(3)
The LTIP provides for an increase in the LTIP benefits upon voluntary or involuntary termination of employment without cause, other than as a result of death, including a good reason termination of employment within 12 months following a change of control. Kevin S. Kim’s employment agreement provides for the full vesting of his LTIP account balance accrued prior to termination of employment upon involuntary termination of employment without cause, other than as a result of death, including a good reason termination of employment within 12 months following a change of control. As of December 31, 2017, Kevin S. Kim was 75% vested in his LTIP account balance of $166,964. Under his LTIP agreement, Kevin S. Kim would have been entitled to a benefit of $162,723, equal to 75.0% of the sum of his account balance on December 31, 2017 and his potential contributions for years thereafter, upon voluntary or involuntary termination of employment without cause, other than as a result of death, including termination within 12 months following a change in control occurring on December 31, 2017, payable in accordance with the terms of his LTIP. As a result of the vesting provisions in his employment agreement, upon an involuntary termination of employment without cause or in connection with a change in control, Kevin S. Kim would have been entitled to an LTIP benefit of $41,741, equal to an additional 25% of his pre-termination account balance. The amounts included in the table for Kevin S. Kim upon involuntary termination without cause or in connection with a change in control is the difference between this combined benefit $204,464 and his vested account balance of $125,223 (75% of $166,964). Ms. Kim would not have been entitled to any additional LTIP benefit, other than her then-vested benefit, as the result of a change in control or termination of employment occurring on December 31, 2017.

(4)
The LTIP allows for payment of 100% of a participant’s account balance upon the death of the participant. Kevin S. Kim and Kyu S. Kim are participants in the LTIP, and had LTIP account balances of $166,964 and $232,351, respectively, as of December 31, 2017. Kevin S. Kim was 75% vested in his LTIP account balance, and Kyu S. Kim was 100% vested in her LTIP account balance as of December 31, 2017. The amounts included in the table are $41,741 for Kevin S. Kim (the unvested 25% of his account balance and $0 for Kyu S. Kim), which reflect the excess of the amounts payable in the event of death occurring on December 31, 2017 over the then-vested benefit amounts.

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

Cash Compensation

Effective July 2017, each non-management director received an annual cash retainer of $66,000, paid in monthly installments of $5,500. The Chairman of the Board and Honorary Chairman received additional monthly retainers of $3,500. The committee Chairs of our board of director’s standing committees and other board committees each received an additional annual retainer of $6,000 for their services, paid in monthly installments of $500. Committee members each received an additional annual retainer of $12,000, paid in monthly installments of $1,000. Committee Chairs received the additional annual retainers as members of the committees they chair, in addition to their annual retainers for serving as such committee Chairs.

Prior to July 2017, each non-management director received an annual cash retainer of $54,000, paid in monthly installments of $4,500. The Chairman of the Board and Lead Independent Director received additional monthly retainers of $3,500 and $2,000, respectively. The committee Chairs of our board of director’s standing committees and other board committees each received an additional annual retainer of $6,000 for their services, paid in monthly installments of $500. Each director received an additional $1,000 per month for their monthly board meeting participation. Committee members each received an additional annual retainer of $6,000, paid in monthly installments of $500. Committee Chairs received the additional annual retainers as members of the committees they chair, in addition to their annual retainers for serving as such committee Chairs.

Throughout 2017, each director was given the election to receive $1,250 per month in cash or to participate in the Bank’s health and life insurance policy, up to a cost of $1,250 per month. The directors also received reimbursement for expenses, which included reasonable travel expenses to attend board and committee meetings, reasonable outside seminar expenses, and other special board-related expenses.

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

Long-Term Equity Incentive Awards

Directors may be granted equity awards upon their appointment to our board of directors. Periodically, the Company reevaluates board compensation, including the grant of new stock options and restricted stock units. In setting director compensation, the Company considers the amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level and experience require by the board of directors. The Company also considers board compensation practices at similarly situated banks, while keeping in mind the compensation philosophy of the Company and the stockholders’ interests. Please see “Beneficial Ownership of Directors and Executive Officers” on page 61 of this Proxy Statement, for information concerning stock and options held by our directors.

The following table presents information concerning the compensation of our non-employee directors during 2017.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(2)	Total ($)
Current
Scott Yoon-Suk Whang (Chairman of the Board)(3)	111,000	—	—	—	15,000	126,000
Donald D. Byun	84,000	—	—	—	15,000	99,000
Steven J. Didion	81,000	—	—	—	15,000	96,000
Jinho Doo	75,000	—	—	—	15,000	90,000
Daisy Y. Ha	75,000	—	—	—	15,000	90,000
Jin Chul Jhung	78,000	—	—	—	19,944	97,944
Steven S. Koh (4)	118,000	—	—	—	15,000	133,000
Chung Hyun Lee	84,000	—	—	—	19,944	103,944
William J. Lewis	84,000	—	—	—	15,000	99,000
David P. Malone(5)	29,000	—	—	—	6,250	35,250
John R. Taylor	84,000	—	—	—	15,000	99,000
Dale S. Zuehls	81,000	—	—	—	15,000	96,000
Retired
Lawrence Jeon(6)	38,000	—	—	—	7,500	45,500
Craig D. Mautner(6)	36,000	—	—	—	7,500	43,500

(1)
Amounts shown include payment of annual board membership retainer fees for the Company and Bank board meetings, committee membership fees, specific purpose committee membership fees, and chairmanship and lead independent director annual retainers.

(2)
Amounts include payments made to current and retired directors for or in lieu of receiving life insurance coverage and health insurance coverage paid by the Company: $6,250 to Mr. Malone; $7,500 each to Messrs. Jeon and Mautner; and $15,000 each to Messrs. Byun, Didion, Doo, Ha, Jhung, Koh, Lee, Lewis, Taylor and Zuehls. Amounts also include the estimated value of the Director Survivor Income Plan coverage during 2017 of $4,944 for Messrs. Jhung and Lee based on IRS life insurance valuations.

(3)	Mr. Whang was named Chairman of the Board of the Company and Bank effective July 6, 2017.

(4)	Mr. Koh stepped down from his position as Chairman of the Board of the Company and Bank and was named Honorary Chairman effective July 6, 2017.

(5)
Director compensation for Mr. Malone was discontinued effective May 15, 2017, upon his appointment as Senior Executive Vice President and Chief Operating Officer of Bank of Hope. He continues to serve as a non-independent member of the boards of directors of the Company and Bank.

(6)	Messrs. Jeon and Mautner retired from the boards of directors of the Company and Bank effective July 6, 2017.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors and Executive Officers

The following presents information concerning the beneficial ownership of our common stock as of March 29, 2018 for (i) each of our directors, (ii) each of our named executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (#)(1)	Options/SARs exercisable within 60 days (#)(2)	Total Beneficial Ownership (#)	Percentage of Shares Beneficially Owned(3)
Non-Executive Directors
Donald D. Byun	477,728	53,789	531,517	0.39%
Steven J. Didion	60,548	41,469	102,017	0.08%
Jinho Doo	5,000	13,333	18,333	0.01%
Daisy Y. Ha	446,669	45,873	490,542	0.36%
Jin Chul Jhung(4)	214,193	1,333	227,526	0.17%
Steven S. Koh	3,889,977	131,677	4,114,244	3.04%
Chung Hyun Lee	238,119	6,667	244,786	0.18%
William J. Lewis	5,000	13,333	18,333	0.01%
John R. Taylor	38,710	13,333	52,043	0.04%
Scott Yoon-Suk Whang(5)	68,602	13,333	81,935	0.06%
Dale S. Zuehls	5,000	13,333	18,333	0.01%
Executive Directors and Named Executive Officers
Kevin S. Kim	540,356	200,000	740,356	0.52%
Alex Ko	15,749	4,000	19,749	0.01%
David P. Malone	7,345	13,333	20,678	0.02%
Kyu S. Kim	13,700	6,000	19,700	0.01%
Johann (Min) You	1,102	6,000	7,102	—%
Douglas J. Goddard	—	—	—	—%
All Directors and Executive Officers as a Group (25 Individuals)				5.06%
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

(2)
Includes shares which the named individual has the right to acquire through the exercise of vested stock options, and shares which the named individual has the right to acquire through the vesting of restricted stock units within 60 days of the Record Date.

(3)	The Percentage of Shares Beneficially Owned is based on the total number of shares of the Company’s common stock outstanding as of March 29, 2018, which was 135,515,643.

(4)	Ownership includes 189,193 shares gifted to an irrevocable trust with his spouse as sole trustee to which Mr. Jhung retains the sole voting and investment power.

(5)	Ownership includes 19,933 shares owned by revocable trust and 23,400 shares gifted to his grandchildren, which Mr. Whang retains the sole voting and investment power.

Beneficial Owners of More Than 5% of Our Stock

The following table presents information known to the Company pursuant to SEC filings required by Section 13(d) and Section 13(g) of the Exchange Act as of the Record Date concerning the beneficial owners of more than five percent of the outstanding shares of the Company’s common stock.
Beneficial Owners of More than Five Percent

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Shares Beneficially Owned(2)
BlackRock, Inc. 40 East 52nd Street, New York, NY 10022	16,763,614(3)	12.37%
The Vanguard Group 100 Vanguard Boulevard, Malvern, PA 19355	12,529,941(4)	9.25%
Fuller and Thaler Asset Management, Inc. 411 Borel Avenue, Suite 300, San Mateo, CA 94402	8,581,639(5)	6.33%
Dimensional Fund Advisors LP Building One, 6300 Bee Cave Road, Austin, TX 78746	8,214,543(6)	6.06%

(1)
We have relied on the filings with the SEC on Schedule 13G of each of the listed stockholders in determining how many shares each stockholder owns. The public filings on Schedule 13G, including any amendments thereto, by these stockholders reflect ownership information as of December 31, 2017.

(2)	The percentage of shares beneficially owned is calculated based upon 135,515,643 shares of common stock outstanding as of our Record Date of March 29, 2018.

(3)
Based solely upon information contained in a Schedule 13G filed with the SEC on January 19, 2018, BlackRock, Inc. has sole power to vote 16,476,173 shares; and sole power to dispose or to direct the disposition of 16,763,614 shares.

(4)
Based solely upon information contained in a Schedule 13G filed with the SEC on February 9, 2018, The Vanguard Group has sole power to vote or direct the vote of 142,437 shares; shared power to vote or direct the vote of 21,513 shares; sole power to dispose or to direct the disposition of 12,376,977 shares; and shared power to dispose of or to direct the disposition of 152,964 shares.

(5)
Based solely upon information contained in a Schedule 13G filed with the SEC on February 14, 2018, Fuller and Thaler Asset Management, Inc. has sole power to vote or direct the vote of 8,415,839 shares; and sole power to dispose or to direct the disposition of 8,581,639 shares.

(6)
Based solely upon information contained in a Schedule 13G filed with the SEC on February 9, 2018, Dimensional Fund Advisors LP has sole power to vote or direct the vote of 8,013,689 shares; and sole power to dispose of or direct the disposition of 8,214,543 shares.

ADDITIONAL INFORMATION ABOUT OUR DIRECTORS AND EXECUTIVE OFFICERS

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our executive officers and directors, and persons who own more than 10% of the Company’s common stock, are required to file reports of ownership and changes in ownership with the SEC. The SEC requires executive officers, directors and greater than 10% beneficial owners to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of these reports and of certifications furnished to us, we believe that during the fiscal year ended December 31, 2017, all executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements; provided, however, that Peter Koh and Janette Mah each failed to timely file Form 4s related to the exercise of stock options on June 27, 2017 and June 12, 2017, respectively.

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and the Company’s independent registered accounting firm, the board of directors affirmatively has determined that all of our directors, other than Steven S. Koh, Kevin S. Kim, our Chief Executive Officer, and David P. Malone, our Chief Operating Officer, are independent directors within the meaning of the applicable the Nasdaq Stock Market listing standards. See “Board Leadership Structure” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has adopted policies and procedures for the pre-approval of all audit and permitted non-audit services rendered by our independent registered public accounting firm. The policy requires advance approval of all services before the independent public accounting firm is engaged to provide such services. The advance approval of services may be delegated to the Chair of the Audit Committee who has authority to approve up to $25,000 of services, which must be ratified at the next scheduled Audit Committee meeting.

FEES PAID TO CROWE HORWATH

Aggregate fees for professional services rendered by Crowe Horwath for the Company with respect to the year ended December 31, 2017 were:

2017
Audit fees	$2,194,094
Audit-related fees	—
Tax fees	—
All other fees	—
Total fees	$2,194,094

The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual consolidated financial statements for fiscal year 2017. Audit fees also include the fees for the audit of the consolidated financial statements and internal control over financial reporting and review of our quarterly consolidated financial statements included in our quarterly Form 10-Q filings for the second and third quarters of 2017. No audit-related fees, tax fees or other fees were incurred in 2017.

FEES PAID TO BDO

Aggregate fees for professional services rendered by BDO for the Company with respect to the years ended December 31, 2016 and 2017 were:

	2016	2017
Audit fees	$3,085,741	$253,680
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$3,085,741	$253,680

The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual consolidated financial statements for fiscal years 2016 and 2017. Audit fees also include the fees for the audit of the consolidated financial statements and internal control over financial reporting and review of our quarterly consolidated financial statements included in our quarterly Form 10-Q filings for 2016 and the first quarter of 2017. BDO’s 2016 audit fees also reflect the completion of one acquisition completed during the year. Audit fees for 2017 also include the fees for a consent to the inclusion of a past audit report. No audit-related fees, tax fees or other fees were incurred in 2016 and 2017.

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

Date: May 4, 2018

HOPE BANCORP, INC.
By:	/s/ KEVIN S. KIM
Kevin S. Kim
President and Chief Executive Officer