Form 10-Q
period 2018-03-31
HOPE BANCORP INC
filed 2018-05-07
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
Commission File Number: 000-50245
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(d) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 2, 2018, there were 135,517,002 outstanding shares of Hope Bancorp, Inc. common stock, $0.001 par value.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the Company’s inability to remediate its presently identified material weaknesses or to do so in a timely manner, the possibility that additional material weaknesses may arise in the future, and that a material weakness may have an impact on our reported financial results; possible deterioration in economic conditions in our areas of operation; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$160,372	$185,527
Interest bearing cash in other banks	451,981	306,473
Total cash and cash equivalents	612,353	492,000
Interest bearing deposits in other financial institutions and other investments	78,940	53,366
Securities available for sale, at fair value	1,699,315	1,720,257
Loans held for sale, at the lower of cost or fair value	33,689	29,661
Loans receivable (net of allowance for loan losses of $86,461 and $84,541 at March 31, 2018 and December 31, 2017, respectively)	11,206,022	11,018,034
Other real estate owned (“OREO”), net	8,261	10,787
Federal Home Loan Bank (“FHLB”) stock, at cost	28,966	29,776
Premises and equipment, net	56,564	56,714
Accrued interest receivable	29,154	29,979
Deferred tax assets, net	58,082	55,203
Customers’ liabilities on acceptances	1,220	1,691
Bank owned life insurance (“BOLI”)	75,302	74,915
Investments in affordable housing partnerships	78,379	81,009
Goodwill	464,450	464,450
Core deposit intangible assets, net	15,907	16,523
Servicing assets	24,866	24,710
Other assets	35,656	47,642
Total assets	$14,507,126	$14,206,717

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,048,181	$2,998,734
Interest bearing:
Money market and NOW accounts	3,454,660	3,332,703
Savings deposits	233,014	240,509
Time deposits	4,774,714	4,274,663
Total deposits	11,510,569	10,846,609
FHLB advances	862,346	1,157,693
Federal funds purchased	—	69,900
Subordinated debentures	101,117	100,853
Accrued interest payable	19,614	15,961
Acceptances outstanding	1,220	1,691
Commitments to fund investments in affordable housing partnerships	35,495	38,467
Other liabilities	31,432	47,288
Total liabilities	12,561,793	12,278,462
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at March 31, 2018 and December 31, 2017: issued and outstanding, 135,516,119 and 135,511,891 shares at March 31, 2018 and December 31, 2017, respectively	136	136
Additional paid-in capital	1,405,806	1,405,014
Retained earnings	578,031	544,886
Accumulated other comprehensive loss, net	(38,640)	(21,781)
Total stockholders’ equity	1,945,333	1,928,255
Total liabilities and stockholders’ equity	$14,507,126	$14,206,717

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$137,943	$123,294
Interest on securities	10,101	8,113
Interest on federal funds sold and other investments	2,366	1,336
Total interest income	150,410	132,743
INTEREST EXPENSE:
Interest on deposits	24,849	14,511
Interest on FHLB advances	4,069	2,139
Interest on other borrowings	1,424	1,188
Total interest expense	30,342	17,838
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	120,068	114,905
PROVISION FOR LOAN LOSSES	2,500	5,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	117,568	109,305
NONINTEREST INCOME:
Service fees on deposit accounts	4,801	5,338
International service fees	1,020	1,108
Loan servicing fees, net	1,579	1,438
Wire transfer fees	1,207	1,186
Net gains on sales of SBA loans	3,450	3,250
Net gains on sales of other loans	1,196	420
Other income and fees	6,597	4,863
Total noninterest income	19,850	17,603
NONINTEREST EXPENSE:
Salaries and employee benefits	39,385	34,166
Occupancy	7,239	7,194
Furniture and equipment	3,721	3,413
Advertising and marketing	2,299	3,424
Data processing and communications	3,495	3,606
Professional fees	3,106	3,902
Loss on investments in affordable housing partnerships	2,630	2,160
FDIC assessments	1,767	1,010
Credit related expenses	772	1,883
OREO expense, net	(104)	997
Merger-related expenses	(7)	947
Other	4,150	4,997
Total noninterest expense	68,453	67,699
INCOME BEFORE INCOME TAXES	68,965	59,209
INCOME TAX PROVISION	17,733	22,999
NET INCOME	$51,232	$36,210
EARNINGS PER COMMON SHARE
Basic	$0.38	$0.27
Diluted	$0.38	$0.27
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income	$51,232	$36,210
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(24,645)	3,181
Change in unrealized net holding losses on interest only strips	(4)	(49)
Tax effect	7,509	(1,324)
Other comprehensive (loss) income, net of tax	(17,140)	1,808
Total comprehensive income	$34,092	$38,018

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2017	135,240,079	$135	$1,400,490	$469,505	$(14,657)	$1,855,473
Issuance of shares pursuant to various stock plans	8,106		252			252
Stock-based compensation			533			533
Cash dividends declared on common stock				(16,229)		(16,229)
Comprehensive income:
Net income				36,210		36,210
Other comprehensive income					1,808	1,808
BALANCE, MARCH 31, 2017	135,248,185	$135	$1,401,275	$489,486	$(12,849)	$1,878,047

BALANCE, JANUARY 1, 2018	135,511,891	$136	$1,405,014	$544,886	$(21,781)	$1,928,255
Reclassification of unrealized losses on equity investments to retained earnings - ASU 2016-01				(469)	281	(188)
Issuance of shares pursuant to various stock plans	4,228		112			112
Stock-based compensation			680			680
Cash dividends declared on common stock				(17,618)		(17,618)
Comprehensive income:
Net income				51,232		51,232
Other comprehensive loss					(17,140)	(17,140)
BALANCE, MARCH 31, 2018	135,516,119	$136	$1,405,806	$578,031	$(38,640)	$1,945,333

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,232	$36,210
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	(2,077)	(504)
Stock-based compensation expense	953	746
Provision for loan losses	2,500	5,600
Credit for unfunded loan commitments	(200)	241
Valuation adjustment of premises held for sale	—	1,084
Valuation adjustment of OREO	—	592
Net gains on sales of SBA and other loans	(4,646)	(3,670)
Earnings on BOLI	(387)	(394)
Net change in fair value of derivatives	(19)	33
Net losses on sale and disposal of premises and equipment	33	147
Net (gains) losses on sales of OREO	(72)	3
Net change in fair value of equity investments	(3,519)	—
Losses on investments in affordable housing partnership	2,546	2,077
Net change in deferred income taxes	4,442	7,182
Proceeds from sales of loans held for sale	92,850	70,254
Originations of loans held for sale	(90,004)	(53,903)
Originations of servicing assets	(1,716)	(1,296)
Net change in accrued interest receivable	825	1,197
Net change in other assets	11,515	6,981
Net change in accrued interest payable	3,653	(271)
Net change in other liabilities	(15,656)	(878)
Net cash provided by operating activities	52,253	71,431
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of interest bearing deposits in other financial institutions and other investments	(1,323)	—
Redemption of interest bearing deposits in other financial institutions and other investments	1,225	244
Purchase of securities available for sale	(77,531)	(94,890)
Proceeds from matured or paid-down securities available for sale	49,850	68,124
Proceeds from sales of other loans held for sale	6,296	—
Net change in loans receivable	(188,437)	(17,288)
Proceeds from sales of OREO	1,202	194
Redemption of FHLB stock	810	761
Purchase of premises and equipment	(2,302)	(2,491)
Investments in affordable housing partnerships	(2,972)	(1,379)
Net cash used in investing activities	(213,182)	(46,725)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	663,961	65,218
Proceeds from FHLB advances	—	50,000
Repayment of FHLB advances	(295,000)	(100,000)
Net change in federal funds sold	(69,900)	—
Cash dividends paid on common stock	(17,618)	(16,229)
Taxes paid in net settlement of restricted stock	(273)	(213)
Issuance of additional stock pursuant to various stock plans	112	252
Net cash provided by (used in) financing activities	281,282	(972)
NET CHANGE IN CASH AND CASH EQUIVALENTS	120,353	23,734
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	492,000	437,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$612,353	$461,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$26,773	$21,767
Income taxes paid	$1,249	$1,161
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$806	$137
Transfer from loans receivable to loans held for sale	$6,155	$9,451
Transfer from loans held for sale to loans receivable	$43	$159
Transfer from premises and equipment to premises held for sale	$—	$3,300
New commitments to fund affordable housing partnership investments	$—	$8,500
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of March 31, 2018, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Southern California, and Northern California, and a representative office in Seoul, Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.	Basis of Presentation
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition as of December 31, 2017 which was from the audited financial statements included in the Company’s 2017 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2018 and December 31, 2017 and the results of operations for the three months ended March 31, 2018 and 2017. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2017 Annual Report on Form 10-K.
Accounting Pronouncements Adopted
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), with several subsequent updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Under the new guidance, there is a five-step model to apply to revenue recognition. The five-steps consist of: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company adopted this standard as of January 1, 2018, and applied the modified retrospective approach to reflect the aggregate effect of all modifications of those contracts that were not completed as of that date. There was no material impact on the consolidated financial statements or on how the Company recognizes revenue upon adoption. As such, prior period amounts were not adjusted and the prior period amounts continue to be reported in accordance with previous accounting guidance. See Note 18, “Revenue Recognition” for further details.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. In accordance with (1) above, the Company measured equity investments at fair value and recognized changes in fair value in net income as of March 31, 2018 (see Note 5 Equity Investment Securities). In accordance with (5) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 15 Fair Value Measurements).
Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and is collaborating with a third party advisory team to develop and execute upon the Company’s implementation plan and methodology in order for the Company to be compliant with ASU 2016-13 by the effective date. The Company has established a CECL committee to oversee the development and implementation of ASU 2016-13. Based on the Company’s initial assessment of the ASU 2016-13, the Company expects the new guidance will result in additional required provision and allowance for loan losses which could have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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
The Company had another stock-based incentive plan, the 2007 Equity Incentive Plan (“2007 Plan”), which was approved by stockholders in May 2007. Under the terms of this plan, awards cannot be granted under the plan more than ten years after the plan adoption date. Therefore, subsequent to May 2017, equity awards were not issued from this plan.
Under the 2016 Plan, 1,330,621 shares were available for future grants as of March 31, 2018.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2016 Plan for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2018	1,075,423	$15.06
Granted	—	—
Exercised	(11,000)	9.35
Expired	(3,195)	16.66
Forfeited	—	—
Outstanding - March 31, 2018	1,061,228	$15.11	7.11	$3,267
Options exercisable - March 31, 2018	630,770	$13.88	6.43	$2,721

The following is a summary of restricted stock and performance unit activity under the 2016 Plan for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2018	379,419	$16.42
Granted	13,000	18.91
Vested	(24,763)	15.11
Forfeited	(2,801)	14.84
Outstanding - March 31, 2018	364,855	$16.61

The total fair value of restricted stock and performance units vested for the three months ended March 31, 2018 and 2017 was $476 thousand and $735 thousand, respectively.
On August, 21, 2017 the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares in the Company on behalf of the participating employees at 10% discount of the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock based compensation expenses. The compensation expense for ESPP during the three months ended March 31, 2018 was $148 thousand. The Company did not have any compensation expenses for the ESPP during the three months ended March 31, 2017.
The amount charged against income related to stock-based payment arrangements, including ESPP, was $953 thousand and $746 thousand for the three months ended March 31, 2018 and 2017, respectively. The income tax benefit recognized was approximately $245 thousand and $290 thousand for the three months ended March 31, 2018 and 2017, respectively.
At March 31, 2018, the unrecognized compensation expense related to non-vested stock option grants was $880 thousand which is expected to be recognized over a weighted average vesting period of 2.75 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $3.9 million which is expected to be recognized over a weighted average vesting period of 2.46 years.

4.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended March 31, 2018 and 2017, stock options and restricted shares awards for 308,258 and 236,878 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 20,520 shares and 19,963 shares of common stock were anti-dilutive and excluded for the three months ended March 31, 2018 and 2017, respectively.
The following tables show the computation of basic and diluted EPS for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018			2017
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$51,232	135,518,705	$0.38	$36,210	135,248,018	$0.27
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		296,557			520,627
Diluted EPS - common stock	$51,232	135,815,262	$0.38	$36,210	135,768,645	$0.27

5.    Equity Investment Securities
On January 1, 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets as of December 31, 2017 to retained earnings on January 1, 2018. Equity investment securities measured at fair value at March 31, 2018, consisted of mutual funds and equity stock in other institutions in the amount of $21.6 million and $3.9 million, respectively.
In accordance with ASU 2016-01, the change in fair value for equity investment securities for the three months ended March 31, 2018 were recorded as noninterest income for the three months ended March 31, 2018, summarized in the table below:

Three Months Ended March 31,
2018
(Dollars in thousands)
Net unrealized gains recorded during the period on equity investment securities	$3,519
Net gains (losses) recorded on equity investment securities sold during the period	—
Net unrealized gains on equity investment securities at end of period	$3,519

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$839,229	$39	$(27,258)	$812,010
Mortgage-backed securities:
Residential	453,107	122	(14,559)	438,670
Commercial	375,880	147	(12,246)	363,781
Corporate securities	5,000	—	(561)	4,439
Municipal securities	81,897	311	(1,793)	80,415
Total investment securities available for sale	$1,755,113	$619	$(56,417)	$1,699,315

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$856,193	$58	$(17,542)	$838,709
Mortgage-backed securities:
Residential	477,676	521	(6,983)	471,214
Commercial	308,046	—	(6,681)	301,365
Corporate securities	4,997	—	(522)	4,475
Municipal securities	82,542	870	(875)	82,537
Total debt securities	1,729,454	1,449	(32,603)	1,698,300
Mutual funds	22,425	17	(485)	21,957
Total investment securities available for sale	$1,751,879	$1,466	$(33,088)	$1,720,257

As of March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At March 31, 2018 and December 31, 2017, $39.6 million and $19.0 million, respectively, in unrealized losses on securities net of taxes were included in accumulated other comprehensive loss. Also included in accumulated other comprehensive loss at March 31, 2018 and December 31, 2017, were unrealized losses on interest only strip net of taxes of $51 thousand and $41 thousand, respectively. There were no reclassifications out of accumulated other comprehensive income into earnings for the three months ended March 31, 2018 or 2017.
During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available-for-sale securities and accounts for these investments as equity investments with changes in fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets as of December 31, 2017 to retained earnings on January 1, 2018. The subsequent change to fair value for mutual funds were recorded as noninterest income for the three months ended March 31, 2018.

The amortized cost and estimated fair value of investment securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	12,035	12,143
Due after five years through ten years	33,567	33,450
Due after ten years	41,295	39,261
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	839,229	812,010
Mortgage-backed securities:
Residential	453,107	438,670
Commercial	375,880	363,781
Total	$1,755,113	$1,699,315

Securities with carrying values of approximately $357.9 million and $359.2 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of March 31, 2018
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	40	$400,036	$(10,841)	53	$386,009	$(16,417)	93	$786,045	$(27,258)
Mortgage-backed securities:
Residential*	23	201,859	(5,252)	22	207,694	(9,307)	45	409,553	(14,559)
Commercial*	18	201,894	(4,659)	9	122,332	(7,587)	27	324,226	(12,246)
Corporate securities	1	4,439	(561)	—	—	—	1	4,439	(561)
Municipal securities	58	36,166	(419)	3	21,029	(1,374)	61	57,195	(1,793)
Total	140	$844,394	$(21,732)	87	$737,064	$(34,685)	227	$1,581,458	$(56,417)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2017
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	38	$425,198	$(5,954)	53	$408,526	$(11,588)	91	$833,724	$(17,542)
Mortgage-backed securities:
Residential*	20	195,086	(1,282)	23	230,616	(5,701)	43	425,702	(6,983)
Commercial*	16	186,357	(1,614)	8	115,008	(5,067)	24	301,365	(6,681)
Corporate securities	1	4,475	(522)	—	—	—	1	4,475	(522)
Municipal securities	18	9,295	(69)	3	22,144	(806)	21	31,439	(875)
Mutual funds	1	8,899	(101)	3	11,579	(384)	4	20,478	(485)
Total	94	$829,310	$(9,542)	90	$787,873	$(23,546)	184	$1,617,183	$(33,088)
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
The Company has certain collateralized mortgage obligations, mortgage backed securities, and municipal securities that were in a continuous unrealized loss position for twelve months or longer as of March 31, 2018. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had an unrealized loss of $16.4 million at March 31, 2018 and total mortgage backed securities in a continuous loss position for twelve months or longer had a total unrealized loss of $16.9 million. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Municipal securities that were in a continuous loss position for twelve months or longer had an unrealized loss of $1.4 million at March 31, 2018. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on U.S. Government sponsored collateralized mortgage obligations and mortgage backed securities, and municipal securities that were in an unrealized loss position at March 31, 2018.
The Company considers the losses on the investments in unrealized loss positions at March 31, 2018 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$47,662	$49,774
Commercial	8,180,537	8,142,036
Construction	300,954	316,412
Total real estate loans	8,529,153	8,508,222
Commercial business	1,818,291	1,780,869
Trade finance	189,395	166,664
Consumer and other	755,621	647,102
Total loans outstanding	11,292,460	11,102,857
Deferred loan costs (fees), net	23	(282)
Loans receivable	11,292,483	11,102,575
Allowance for loan losses	(86,461)	(84,541)
Loans receivable, net of allowance for loan losses	$11,206,022	$11,018,034

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
The following table presents changes in the accretable discount on the PCI loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$55,002	$43,611
Accretion	(5,772)	(5,348)
Reclassification from nonaccretable difference	5,616	13,388
Balance at end of period	$54,846	$51,651
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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended March 31, 2018
Balance, beginning of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541
Provision (credit) for loan losses	479	3,289	81	877	(173)	(2,046)	(4)	(3)	2,500
Loans charged off	(63)	(342)	—	(347)	(102)	(214)	—	—	(1,068)
Recoveries of charge offs	201	212	12	19	1	41	—	2	488
Balance, end of period	$45,977	$20,387	$1,767	$3,934	$13,048	$1,308	$38	$2	$86,461

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended March 31, 2017
Balance, beginning of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
Provision (credit) for loan losses	6,106	(2,884)	303	184	975	748	187	(19)	5,600
Loans charged off	(1,154)	(3,190)	(1,576)	(279)	(336)	(70)	—	—	(6,605)
Recoveries of charge offs	21	123	—	1	25	149	—	2	321
Balance, end of period	$43,929	$17,479	$624	$2,022	$13,455	$944	$187	$19	$78,659

The following tables break out the allowance for loan losses and the recorded investment of loans outstanding (not including accrued interest receivable and net deferred loan costs or fees by individually impaired, general valuation, and PCI impairment, by portfolio segment, at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$6,966	$3,662	$—	$24	$267	$595	$—	$—	$11,514
Collectively evaluated for impairment	39,011	16,725	1,767	3,910	966	713	38	2	63,132
PCI loans	—	—	—	—	11,815	—	—	—	11,815
Total	$45,977	$20,387	$1,767	$3,934	$13,048	$1,308	$38	$2	$86,461

Loans outstanding:
Individually evaluated for impairment	$52,454	$32,639	$2,597	$870	$18,414	$16,448	$3,368	$1,278	$128,068
Collectively evaluated for impairment	6,300,435	1,598,739	176,856	593,727	2,005,172	142,774	6,574	149,677	10,973,954
PCI loans	—	—	—	—	152,678	27,691	—	10,069	190,438
Total	$6,352,889	$1,631,378	$179,453	$594,597	$2,176,264	$186,913	$9,942	$161,024	$11,292,460

	December 31, 2017
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,378	$2,807	$3	$35	$246	$854	$—	$—	$5,323
Collectively evaluated for impairment	43,982	14,421	1,671	3,350	1,036	2,673	42	3	67,178
PCI loans	—	—	—	—	12,040	—	—	—	12,040
Total	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541

Loans outstanding:
Individually evaluated for impairment	$41,041	$31,322	$3,951	$908	$14,239	$18,733	$2,984	$1,171	$114,349
Collectively evaluated for impairment	6,172,448	1,459,273	152,204	477,375	2,120,001	244,980	7,525	157,794	10,791,600
PCI loans	—	—	—	—	160,493	26,561	—	9,854	196,908
Total	$6,213,489	$1,490,595	$156,155	$478,283	$2,294,733	$290,274	$10,509	$168,819	$11,102,857
As of March 31, 2018 and December 31, 2017, the reserve for unfunded loan commitments recorded in other liabilities was $636 thousand and $836 thousand, respectively. For the three months ended March 31, 2018 and 2017, the recognized (credit) provision for unfunded commitments recorded in credit related expense was $(200) thousand and $241 thousand, respectively.

The recorded investment of individually impaired loans and the total impaired loans net of specific allowance is presented in the following table:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
With allocated specific allowance
Without charge off	$56,548	$28,614
With charge off	1,355	3,044
With no allocated specific allowance
Without charge off	63,194	77,533
With charge off	6,971	5,158
Specific allowance on impaired loans	(11,514)	(5,323)
Impaired loans, net of specific allowance	$116,554	$109,026

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) as of March 31, 2018 and December 31, 2017, and the average recorded investment and interest income recognized for the three months ended March 31, 2018 and 2017. Impaired loans with no related allowance are believed by management to be adequately collateralized.

	As of March 31, 2018			As of December 31, 2017
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	6,384	6,384	5,740	532	531	131
Hotel & motel	2,826	4,982	232	2,931	5,090	284
Gas station & car wash	—	—	—	—	—	—
Mixed use	2,959	4,819	5	312	958	4
Industrial & warehouse	2,378	2,380	103	772	1,482	96
Other	9,391	9,397	1,153	4,397	4,401	1,109
Real estate—construction	—	—	—	—	—	—
Commercial business	30,876	32,791	4,257	18,330	22,757	3,661
Trade finance	2,597	2,597	—	3,861	3,861	3
Consumer and other	492	492	24	523	524	35
Subtotal	$57,903	$63,842	$11,514	$31,658	$39,604	$5,323
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	13,968	16,973	—	11,792	13,923	—
Hotel & motel	3,038	5,767	—	2,841	5,288	—
Gas station & car wash	749	1,944	—	591	1,764	—
Mixed use	1,102	1,477	—	1,101	3,490	—
Industrial & warehouse	12,606	13,531	—	8,429	8,525	—
Other	14,167	18,064	—	20,282	24,412	—
Real estate—construction	1,300	1,441	—	1,300	1,441	—
Commercial business	18,211	22,961	—	31,725	33,207	—
Trade finance	3,368	3,368	—	3,074	3,091	—
Consumer and other	1,656	1,808	—	1,556	1,676	—
Subtotal	$70,165	$87,334	$—	$82,691	$96,817	$—
Total	$128,068	$151,176	$11,514	$114,349	$136,421	$5,323
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended March 31,
	2018		2017
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	3,458	—	1,338	4
Hotel & motel	2,878	18	6,391	43
Gas station & car wash	—	—	108	—
Mixed use	1,635	36	228	2
Industrial & warehouse	1,575	23	1,706	32
Other	6,894	68	22,496	253
Real estate—construction	—	—	—	—
Commercial business	24,603	149	23,041	195
Trade finance	3,229	58	1,055	—
Consumer and other	508	—	87	1
Subtotal	$44,780	$352	$56,450	$530
With no related allowance:
Real estate—residential	$—	$—	$2,513	$28
Real estate—commercial
Retail	12,880	110	14,752	159
Hotel & motel	2,940	—	6,198	7
Gas station & car wash	670	—	4,602	10
Mixed use	1,101	—	6,916	63
Industrial & warehouse	10,518	64	9,086	75
Other	17,225	125	17,915	130
Real estate—construction	1,300	—	2,078	20
Commercial business	18,204	94	9,289	30
Trade finance	3,221	44	4,184	51
Consumer and other	1,597	6	989	7
Subtotal	$69,656	$443	$78,522	$580
Total	$114,436	$795	$134,972	$1,110
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	As of March 31, 2018			As of December 31, 2017
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	507	506	128	262	261	126
Hotel & motel	85	86	10	85	86	2
Gas station & car wash	—	—	—	—	—	—
Mixed use	2,959	4,819	5	129	129	1
Industrial & warehouse	264	266	102	221	896	96
Other	5,315	5,321	22	319	323	21
Real estate—construction	—	—	—	—	—	—
Commercial business	11,834	13,178	595	1,987	2,903	854
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	$20,964	$24,176	$862	$3,003	$4,598	$1,100
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	3,298	3,988	—	3,412	4,099	—
Hotel & motel	485	2,183	—	482	1,887	—
Gas station & car wash	199	236	—	1	28	—
Mixed use	—	—	—	152	2,240	—
Industrial & warehouse	863	1,635	—	45	45	—
Other	4,439	5,019	—	9,131	9,951	—
Real estate—construction	—	—	—	—	—	—
Commercial business	4,614	4,877	—	16,746	16,926	—
Trade finance	3,368	3,368	—	2,984	3,001	—
Consumer and other	1,278	1,430	—	1,171	1,291	—
Subtotal	$18,544	$22,736	$—	$34,124	$39,468	$—
Total	$39,508	$46,912	$862	$37,127	$44,066	$1,100
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended March 31,
	2018		2017
Impaired Acquired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	384	—	1,068	4
Hotel & motel	85	—	46	—
Gas station & car wash	—	—	—	—
Mixed use	1,544	36	193	2
Industrial & warehouse	243	—	—	—
Other	2,817	68	335	4
Real estate—construction	—	—	—	—
Commercial business	6,911	30	534	5
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	$11,984	$134	$2,176	$15
With no related allowance:
Real estate—residential	$—	$—	$339	$—
Real estate—commercial
Retail	3,355	34	3,750	31
Hotel & motel	483	—	4,803	4
Gas station & car wash	100	—	1,093	10
Mixed use	76	—	5,299	63
Industrial & warehouse	454	—	66	1
Other	6,785	57	4,603	13
Real estate—construction	—	—	—	—
Commercial business	3,916	13	193	1
Trade finance	3,176	44	—	—
Consumer and other	1,216	2	351	2
Subtotal	$19,561	$150	$20,497	$125
Total	$31,545	$284	$22,673	$140
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

Generally, loans are placed on nonaccrual status if the principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the three months ended March 31, 2018 or 2017.
The following table represent the recorded investment in nonaccrual and loans past due over 90 days or more and still on accrual status by class of loans as of March 31, 2018 and December 31, 2017.

	Nonaccrual Loans(1)		Accruing Loans Past Due 90 or More Days
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	11,118	3,179	—	—
Hotel & motel	4,029	3,931	—	—
Gas station & car wash	550	590	1,609	—
Mixed use	1,102	1,132	—	—
Industrial & warehouse	6,279	3,403	—	—
Other	9,214	5,689	—	—
Real estate—construction	1,300	1,300	—	—
Commercial business	16,209	8,540	—	—
Trade finance	—	—	—	—
Consumer and other	492	471	285	407
Subtotal	$50,293	$28,235	$1,894	$407
Acquired Loans: (2)
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	880	638	—	—
Hotel & motel	570	568	—	—
Gas station & car wash	199	1	—	—
Mixed use	107	152	—	—
Industrial & warehouse	1,090	221	—	—
Other	655	1,389	—	—
Real estate—construction	—	—	—	—
Commercial business	13,237	14,560	—	—
Trade finance	—	—	—	—
Consumer and other	1,121	1,011	—	—
Subtotal	$17,859	$18,540	$—	$—
Total	$68,152	$46,775	$1,894	$407
__________________________________

(1)	Total nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $21.9 million and 22.1 million, at March 31, 2018 and December 31, 2017, respectively.

(2)	Acquired Loans exclude PCI loans.

The following tables present the recorded investment in past due loans, including nonaccrual loans, by the number of days past due as of March 31, 2018 and December 31, 2017 by class of loans:

	As of March 31, 2018				As of December 31, 2017
	30-59 Past Days	60-89 Past Days	90 or More Past Days	Total Past Due	30-59 Past Days	60-89 Past Days	90 or More Past Days	Total Past Due
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,086	—	2,695	4,781	3,239	—	285	3,524
Hotel & motel	4,746	—	2,891	7,637	1,884	1,172	2,635	5,691
Gas station & car wash	—	—	2,029	2,029	956	—	435	1,391
Mixed use	—	—	926	926	129	—	952	1,081
Industrial & warehouse	3,899	—	2,473	6,372	1,121	99	2,473	3,693
Other	149	1,628	4,150	5,927	1,409	—	5,425	6,834
Real estate—construction	—	—	1,300	1,300	—	—	1,300	1,300
Commercial business	1,470	725	3,828	6,023	698	516	2,508	3,722
Trade finance	128	—	—	128	—	—	—	—
Consumer and other	9,906	175	358	10,439	7,512	97	494	8,103
Subtotal	$22,384	$2,528	$20,650	$45,562	$16,948	$1,884	$16,507	$35,339
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	36	245	386	667	81	216	386	683
Hotel & motel	185	—	88	273	—	1,219	—	1,219
Gas station & car wash	29	—	170	199	1,161	41	1	1,203
Mixed use	—	—	106	106	151	—	152	303
Industrial & warehouse	1,031	—	1,090	2,121	804	264	221	1,289
Other	5,781	802	—	6,583	275	—	—	275
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	1,894	555	959	3,408	1,088	256	885	2,229
Trade finance	200	—	—	200	—	—	—	—
Consumer and other	487	268	164	919	957	270	181	1,408
Subtotal	$9,643	$1,870	$2,963	$14,476	$4,517	$2,266	$1,826	$8,609
Total Past Due	$32,027	$4,398	$23,613	$60,038	$21,465	$4,150	$18,333	$43,948
__________________________________

(1)	Acquired Loans exclude PCI loans.
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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. Homogeneous loans are not risk rated and credit risk is analyzed largely by the number of days past due. This analysis is performed at least on a quarterly basis. The definitions for risk ratings are as follows:

•	Pass: Loans that meet a preponderance or more of the Company’s underwriting criteria and evidence an acceptable level of risk.

•
Special Mention: Loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

The following tables present the recorded investment of risk ratings for Legacy and Acquired Loans as of March 31, 2018 and December 31, 2017 by class of loans:

	As of March 31, 2018
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$33,999	$1,140	$6	$—	$35,145
Real estate—commercial
Retail	1,650,936	27,294	30,007	—	1,708,237
Hotel & motel	1,249,515	13,233	10,044	—	1,272,792
Gas station & car wash	761,321	6,578	3,221	—	771,120
Mixed use	448,290	5,118	2,445	—	455,853
Industrial & warehouse	609,308	17,893	25,367	—	652,568
Other	1,176,578	35,413	33,955	—	1,245,946
Real estate—construction	202,484	5,692	3,052	—	211,228
Commercial business	1,535,242	25,726	70,302	108	1,631,378
Trade finance	175,591	2,500	1,362	—	179,453
Consumer and other	593,726	1	870	—	594,597
Subtotal	$8,436,990	$140,588	$180,631	$108	$8,758,317
Acquired Loans:
Real estate—residential	$12,257	$260	$—	$—	$12,517
Real estate—commercial
Retail	582,824	4,823	20,012	—	607,659
Hotel & motel	261,779	4,532	23,188	2	289,501
Gas station & car wash	187,283	1,929	9,047	—	198,259
Mixed use	95,621	3,099	10,516	—	109,236
Industrial & warehouse	235,875	15,081	16,539	255	267,750
Other	555,411	16,547	29,658	—	601,616
Real estate—construction	89,726	—	—	—	89,726
Commercial business	133,265	8,954	44,687	7	186,913
Trade finance	6,348	226	3,368	—	9,942
Consumer and other	154,352	43	6,414	215	161,024
Subtotal	$2,314,741	$55,494	$163,429	$479	$2,534,143
Total	$10,751,731	$196,082	$344,060	$587	$11,292,460

	As of December 31, 2017
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$33,557	$1,147	$1,439	$—	$36,143
Real estate—commercial
Retail	1,640,809	32,723	17,856	—	1,691,388
Hotel & motel	1,224,597	19,358	8,877	—	1,252,832
Gas station & car wash	737,485	9,013	590	—	747,088
Mixed use	421,755	4,581	1,477	—	427,813
Industrial & warehouse	577,344	16,716	24,317	—	618,377
Other	1,133,188	30,030	53,995	—	1,217,213
Real estate—construction	219,583	—	3,052	—	222,635
Commercial business	1,389,043	35,640	65,912	—	1,490,595
Trade finance	152,583	2,200	1,372	—	156,155
Consumer and other	477,370	5	908	—	478,283
Subtotal	$8,007,314	$151,413	$179,795	$—	$8,338,522
Acquired Loans:
Real estate—residential	$13,369	$262	$—	$—	$13,631
Real estate—commercial
Retail	630,555	6,921	20,797	—	658,273
Hotel & motel	275,191	4,247	24,987	—	304,425
Gas station & car wash	194,063	2,872	8,992	—	205,927
Mixed use	94,864	5,725	14,738	—	115,327
Industrial & warehouse	250,049	14,973	16,358	265	281,645
Other	568,545	19,848	33,335	—	621,728
Real estate—construction	93,777	—	—	—	93,777
Commercial business	236,705	8,593	44,964	12	290,274
Trade finance	7,455	—	3,054	—	10,509
Consumer and other	162,495	37	6,202	85	168,819
Subtotal	$2,527,068	$63,478	$173,427	$362	$2,764,335
Total	$10,534,382	$214,891	$353,222	$362	$11,102,857
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held to investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held to investment to held for sale for the three months ended March 31, 2018 and 2017 is presented in the following table:

	Three Months Ended March 31,
	2018	2017
Transfer of loans receivable to held for sale	(Dollars in thousands)
Real estate - commercial	$—	$8,699
Commercial business	—	752
Consumer	6,155	—
Total	$6,155	$9,451

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
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank’s general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on the migration analysis methodology described above. The loans are classified by class and risk grade, and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance on the most recent losses. That loss experience is then applied to the stratified portfolio at the end of each quarter. The Company utilizes nineteen non-homogeneous loan pools in the quantitative analysis process. The non-impaired commercial real estate loan portfolio is stratified into fourteen different loan pools based on property types and the non-impaired commercial and industrial loan portfolio is stratified into five different loan pools based on loan type in order to allocate historic loss experience to more granular loan pools.
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
For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower’s credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Credit for loan losses on acquired loans for the three months ended March 31, 2018 was $2.2 million of which included $225 thousand in provision for loan losses related to PCI loans. Provision for loan losses on acquired loans for the three months ended March 31, 2017 was $1.9 million of which included $734 thousand in credit for loan losses related to PCI loans.
The following table presents breakdown of loans by impairment method at March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$69,568	$1,300	$49,087	$5,965	$2,148	$128,068
Specific allowance	$—	$7,233	$—	$4,257	$—	$24	$11,514
Specific allowance to impaired loans	N/A	10.40%	—%	8.67%	—%	1.12%	8.99%
Other loans	$47,662	$8,110,969	$299,654	$1,769,204	$183,430	$753,473	$11,164,392
General allowance	$49	$51,405	$338	$17,438	$1,805	$3,912	$74,947
General allowance to other loans	0.10%	0.63%	0.11%	0.99%	0.98%	0.52%	0.67%
Total loans	$47,662	$8,180,537	$300,954	$1,818,291	$189,395	$755,621	$11,292,460
Total allowance for loan losses	$49	$58,638	$338	$21,695	$1,805	$3,936	$86,461
Total allowance to total loans	0.10%	0.72%	0.11%	1.19%	0.95%	0.52%	0.77%

	As of December 31, 2017
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$53,980	$1,300	$50,055	$6,935	$2,079	$114,349
Specific allowance	$—	$1,624	$—	$3,661	$3	$35	$5,323
Specific allowance to impaired loans	N/A	3.01%	N/A	7.31%	0.04%	1.68%	4.66%
Other loans	$49,774	$8,088,056	$315,112	$1,730,814	$159,729	$645,023	$10,988,508
General allowance	$88	$56,040	$930	$17,094	$1,713	$3,353	$79,218
General allowance to other loans	0.18%	0.69%	0.30%	0.99%	1.07%	0.52%	0.72%
Total loans	$49,774	$8,142,036	$316,412	$1,780,869	$166,664	$647,102	$11,102,857
Total allowance for loan losses	$88	$57,664	$930	$20,755	$1,716	$3,388	$84,541
Total allowance to total loans	0.18%	0.71%	0.29%	1.17%	1.03%	0.52%	0.76%
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
Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At March 31, 2018, total TDR loans were $80.1 million, compared to $78.5 million at December 31, 2017.

A summary of the recorded investment of TDRs on accrual and nonaccrual status by type of concession as of March 31, 2018 and December 31, 2017 is presented below:

	As of March 31, 2018
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$16,280	$219	$—	$16,499	$7,105	$286	$—	$7,391	$23,890
Maturity / amortization concession	11,778	18,506	6,400	36,684	689	11,173	139	12,001	48,685
Rate concession	5,396	916	101	6,413	1,050	18	—	1,068	7,481
Total	$33,454	$19,641	$6,501	$59,596	$8,844	$11,477	$139	$20,460	$80,056

	As of December 31, 2017
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$22,550	$376	$—	$22,926	$3,071	$170	$—	$3,241	$26,167
Maturity / amortization concession	4,768	25,584	7,442	37,794	1,536	5,264	98	6,898	44,692
Rate concession	5,444	996	90	6,530	1,083	18	—	1,101	7,631
Total	$32,762	$26,956	$7,532	$67,250	$5,690	$5,452	$98	$11,240	$78,490
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at March 31, 2018 were comprised of 26 commercial real estate loans totaling $33.5 million, 31 commercial business loans totaling $19.6 million, and 47 other loans totaling $6.5 million. TDRs on accrual status at December 31, 2017 were comprised of 24 commercial real estate loans totaling $32.8 million, 27 commercial business loans totaling $27.0 million and 56 other loans totaling $7.5 million. The Company expects that TDRs on accrual status as of March 31, 2018, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $5.3 million and $4.8 million of specific reserves to TDRs as of March 31, 2018 and December 31, 2017, respectively.

The following table presents the recorded investment of loans classified as TDRs within the three months ended March 31, 2018 and 2017 by class of loans:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	1	15	15	—	—	—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	1	2,113	2,113	—	—	—
Other	1	1,240	1,240	1	482	482
Real estate—construction	—	—	—	—	—	—
Commercial business	3	3,659	3,659	2	1,681	1,218
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	6	$7,027	$7,027	3	$2,163	$1,700
Acquired Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	1	213	213	—	—	—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	1	2,725	2,725	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	1	1,055	1,055	1	93	97
Real estate—construction	—	—	—	—	—	—
Commercial business	2	133	133	2	649	561
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	5	$4,126	$4,126	3	$742	$658
Total	11	$11,153	$11,153	6	$2,905	$2,358

For TDRs modified during the three months ended March 31, 2018, the Company recorded $78 thousand in specific reserves. There were no charge offs of TDR loans modified during the three months ended March 31, 2018. For TDR loans modified during the three months ended March 31, 2017, the Company recorded $2 thousand in specific reserves. Total charge offs of TDR loans modified during the three months ended March 31, 2017 totaled $131 thousand.

The following table presents loans modified as TDRs within the previous twelve months ended March 31, 2018 and March 31, 2017 that subsequently had payment defaults during the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Loans	Balance	Number of Loans	Balance
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	1	$625	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	—	—	1	102
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	1	$625	1	$102
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	1	3,042	—	—
Real estate—construction	—	—	—	—
Commercial business	—	—	1	11
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	1	$3,042	1	$11
Total	2	$3,667	2	$113

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of March 31, 2018, there were no specific reserves for the TDRs that had payment defaults during the three months ended March 31, 2018. There were no charge offs for TDR loans that had payment defaults during the three months ended March 31, 2018.
There was one Real Estate Commercial Legacy Loan totaling $625 thousand that subsequently defaulted during the three months ended March 31, 2018 that was modified through a maturity concession. There was one Real Estate Commercial Acquired Loan totaling $3.0 million that subsequently defaulted during the three months ended March 31, 2018 that was modified through a payment concession.
As of March 31, 2017, the specific reserves totaled $10 thousand for the TDRs that had payment defaults during the three months ended March 31, 2017. There were no charge offs for TDR loans that had payment defaults during the three months ended March 31, 2017.
There was one commercial business Legacy Loan totaling $102 thousand that subsequently defaulted during the three months ended March 31, 2017 that was modified through payment concession. There was one commercial business Acquired Loan totaling $11 thousand that subsequently defaulted during the three months ended March 31, 2017 that was modified through payment concession.

8.    Deposits
The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2018 and December 31, 2017, was $1.38 billion and $1.28 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at March 31, 2018 and December 31, 2017. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2018 and December 31, 2017, securities with carrying values of approximately $337.5 million and $337.7 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at March 31, 2018 and December 31, 2017, totaled $1.11 billion and $797.0 million, respectively. Brokered deposits at March 31, 2018 consisted of $289.3 million in money market and NOW accounts and $816.0 million in time deposits accounts. Brokered deposits at December 31, 2017 consisted of $258.5 million in money market and NOW accounts and $538.5 million in time deposit accounts.

9.    Borrowings
The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.55 billion at March 31, 2018, and $3.54 billion at December 31, 2017. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At March 31, 2018 and December 31, 2017, real estate secured loans with a carrying amount of approximately $5.68 billion and $4.91 billion, respectively, were pledged at the FHLB. At March 31, 2018 and December 31, 2017, other than FHLB stock, no securities were pledged as collateral at FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of stock based on outstanding borrowings.
At March 31, 2018 and December 31, 2017, FHLB advances totaling $862.3 million and $1.16 billion, respectively had weighted average effective interest rates of 1.73% and 1.63%, respectively, and had various maturities through December 2022. The effective interest rate of FHLB advances as of March 31, 2018 ranged between 0.94% and 2.39%. At March 31, 2018, the Company’s remaining borrowing capacity with the FHLB was $2.67 billion.
At December 31, 2017, the Company also had $69.9 million in overnight federal funds purchased from lines at other banks. There were no federal funds purchased from other banks at March 31, 2018.
At March 31, 2018, the contractual maturities for FHLB advances were as follows:

March 31, 2018
Scheduled maturities in:	(Dollars in thousands)
2018	$65,000
2019	322,346
2020	185,000
2021	145,000
2022 and thereafter	145,000
Total	$862,346

As a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At March 31, 2018, the outstanding principal balance of the qualifying loans was $606.9 million, and no investment securities were pledged. There were no borrowings outstanding at the FRB discount window as of March 31, 2018 and December 31, 2017.

10.    Subordinated Debentures
At March 31, 2018, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company now has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at March 31, 2018:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	5.27%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.57%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	5.13%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	3.77%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	13,875	Variable	4.57%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,366	Variable	3.97%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	10,812	Variable	3.52%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	17,548	Variable	3.50%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,648	Variable	3.93%	06/30/2037
Total		$126,000	$101,117

The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2018 and is included in other assets. Although the subordinated debt issued by the trusts is not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.
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
At March 31, 2018 and December 31, 2017, the following interest rate swaps related to the Company’s loan hedging program were outstanding:

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Interest rate swaps on loans with loan customers:
Notional amount	$299,894	$274,156
Weighted average remaining term	7.0 years	7.3 years
Received fixed rate (weighted average)	4.41%	4.34%
Pay variable rate (weighted average)	4.03%	3.74%
Estimated fair value	$(8,112)	$(2,838)
Back to back interest rate swaps with correspondent banks:
Notional amount	$299,894	$274,156
Weighted average remaining term	7.0 years	7.3 years
Received variable rate (weighted average)	4.03%	3.74%
Pay fixed rate (weighted average)	4.41%	4.34%
Estimated fair value	$8,112	$2,838

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2018, the Company had approximately $8.0 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2017, the Company had approximately $4.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of March 31, 2018		As of December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$6,989	$47	$4,795	$25
Forward sale contracts related to mortgage banking	$2,215	$14	$2,452	$8

Liabilities:
Interest rate lock commitments	$980	$3	$—	$—
Forward sale contracts related to mortgage banking	$5,754	$11	$2,343	$5

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
Commitments at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$1,877,130	$1,526,981
Standby letters of credit	73,069	74,748
Other letters of credit	67,695	74,147
Commitments to fund investments in affordable housing partnerships	35,495	38,467
Interest rate lock	7,969	4,795
Forward sale commitments	7,969	4,795
Operating lease commitments	63,466	66,698
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $420 thousand at March 31, 2018 and $414 thousand at December 31, 2017. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2017, management assessed the qualitative factors related to intangible assets and goodwill and for the year to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that intangible assets were not impaired and that the fair value of goodwill exceeded the carrying value and that the two-step goodwill impairment test was not needed. Goodwill is not amortized for book purposes and is not tax deductible.
The carrying amount of the Company’s goodwill as of March 31, 2018 and December 31, 2017 was $464.5 million. There was no impairment of goodwill during the three months ended March 31, 2018.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $615 thousand and $676 thousand for the three months ended March 31, 2018 and 2017, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2018:

		As of March 31, 2018
Core Deposit Intangibles Related To:	Amortization Period	Gross Carrying Amount	Accumulated Amortization
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(3,999)
PIB acquisition	7 years	604	(546)
Foster acquisition	10 years	2,763	(1,700)
Wilshire acquisition	10 years	18,138	(3,453)
Total		$25,605	$(9,698)
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of March 31, 2018 and December 31, 2017, the Company did not have a valuation allowance for servicing assets.
The changes in servicing assets for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$24,710	$26,457
Additions through originations of servicing assets	1,716	1,296
Amortization	(1,560)	(1,812)
Balance at end of period	$24,866	$25,941

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.54 billion as of March 31, 2018 and $1.51 billion as of December 31, 2017.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the impairment of the servicing assets at March 31, 2018 and December 31, 2017 are presented below.

	March 31, 2018	December 31, 2017
SBA Servicing Assets:
Weighted-average discount rate	11.52%	11.13%
Constant prepayment rate	9.51%	8.38%
Mortgage Servicing Assets:
Weighted-average discount rate	10.13%	9.63%
Constant prepayment rate	7.69%	9.05%

14.    Income Taxes
For the three months ended March 31, 2018, the Company had an income tax provision totaling $17.7 million on pretax income of $69.0 million, representing an effective tax rate of 25.71%, compared with an income tax provision of $23.0 million on pretax income of $59.2 million, representing an effective tax rate of 38.84% for the three months ended March 31, 2017. The reduction in effective tax rate for 2018 compared to 2017 was primarily due to the reduction of federal income tax rate from 35% to 21% under comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) effective as of December 22, 2017 and the increase in affordable housing partnership investment tax credits for the three months ended March 31, 2018 compared to the same periods in 2017.
As of March 31, 2018, the Company believes it has reasonably estimated the effects of the Tax Act by recording a provisional income tax expense of $25.4 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As required by SAB 118, the Company will continue to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 and record appropriate income tax provision amounts in 2018. As a result of this process through the first quarter of 2018, the Company recorded an additional provisional income tax provision expense of $16 thousand in the income tax provision for the quarter ended March 31, 2018.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.1 million at March 31, 2018 and $2.1 million at December 31, 2017 that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $372 thousand and $348 thousand, for accrued interest (no portion was related to penalties) at March 31, 2018 and December 31, 2017, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $2.1 million in the next twelve months due to a settlement with the state tax authorities.
The statute of limitations for the assessment of income taxes related to the consolidated federal income tax returns is closed for all tax years up to and including 2013. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2011, 2012 and 2013 tax years and by the New York State Department of Taxation and Finance for the 2013, 2014, and 2015 tax years. Wilshire Bancorp, Inc., an acquired entity, is currently under examination by the FTB for the 2011, 2012, and 2013 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (without regard to certain changes to deferred taxes). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2018.

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
Equity Investments
The fair value of our equity investments which is comprised of mutual funds and equity stock is obtained from unadjusted quoted prices in active markets on the date of measurement and is therefore classified as Level 1.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations:	$812,010	$—	$812,010	$—
Mortgage-backed securities:		—		—
Residential	438,670	—	438,670	—
Commercial	363,781	—	363,781	—
Corporate securities	4,439	—	4,439	—
Municipal securities	80,415	—	79,336	1,079
Equity investments	25,476	25,476	—	—
Interest rate swaps	(8,112)	—	(8,112)	—
Mortgage banking derivatives	61	—	61	—

Liabilities:
Interest rate swaps	(8,112)	—	(8,112)	—
Mortgage banking derivatives	14	—	14	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$838,709	$—	$838,709	$—
Mortgage-backed securities:
Residential	471,214	—	471,214	—
Commercial	301,365	—	301,365	—
Corporate securities	4,475	—	4,475	—
Municipal securities	82,537	—	81,429	1,108
Mutual funds	21,603	21,603	—	—
Interest rate swaps	(2,838)	—	(2,838)	—
Mortgage banking derivatives	33	—	33	—

Liabilities:
Interest rate swaps	(2,838)	—	(2,838)	—
Mortgage banking derivatives	5	—	5	—
There were no transfers between Level 1, 2, and 3 during the three months ended March 31, 2018 and 2017.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Beginning Balance	$1,108	$1,139
Total (losses) gains included in other comprehensive income	(29)	(11)
Ending Balance	$1,079	$1,128

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$12,410	$—	$—	$12,410
Commercial business	17,191	—	—	17,191
Consumer	66	—	—	66
OREO	5,450	—	—	5,450

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$6,086	$—	$—	$6,086
Commercial business	3,320	—	—	3,320
Consumer	84	—	—	84
OREO	5,615	—	—	5,615

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(5,572)	$(2,002)
Commercial business	(899)	(974)
Trade Finance	15	(712)
Consumer	(315)	(266)
Loans held for sale, net	—	420
OREO	72	(595)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$612,353	$612,353	Level 1
Interest bearing deposits in other financial institutions and other investments	78,940	78,859	Level 2/3
Loans held for sale	33,689	36,298	Level 2
Loans receivable—net	11,206,022	11,193,282	Level 3
FHLB stock	28,966	N/A	N/A
Accrued interest receivable	29,154	29,154	Level 2/3
Servicing assets	24,866	27,511	Level 3
Customers’ liabilities on acceptances	1,220	1,220	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,048,181	$3,048,181	Level 2
Saving and other interest bearing demand deposits	3,687,674	3,687,674	Level 2
Time deposits	4,774,714	4,783,506	Level 2
FHLB advances	862,346	860,365	Level 2
Subordinated debentures	101,117	117,240	Level 2
Accrued interest payable	19,614	19,614	Level 2
Acceptances outstanding	1,220	1,220	Level 2

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$492,000	$492,000	Level 1
Interest bearing deposits in other financial institutions and other investments	53,366	52,960	Level 2/3
Loans held for sale	29,661	32,048	Level 2
Loans receivable—net	11,018,034	11,112,179	Level 3
FHLB stock	29,776	N/A	N/A
Accrued interest receivable	29,979	29,979	Level 2/3
Servicing assets	24,710	27,511	Level 3
Customers’ liabilities on acceptances	1,691	1,691	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,998,734	$2,998,734	Level 2
Saving and other interest bearing demand deposits	3,573,212	3,573,212	Level 2
Time deposits	4,274,663	4,263,585	Level 2
FHLB advances	1,157,693	1,220,529	Level 2
Federal funds purchased	69,900	69,900	Level 2
Subordinated debentures	100,853	100,853	Level 2
Accrued interest payable	15,961	15,961	Level 2
Acceptances outstanding	1,691	1,691	Level 2

During the first quarter of 2018, the Company adopted ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” Among other things, the guidance requires the Company to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion as opposed to an entry pricing notion. As of December 31, 2017, the Company used the entry prices to measure the fair value of certain assets and liabilities including loans, deposits, and subordinated debentures as permitted by ASC 820-10. However, upon adoption of ASU 2016-01, the Company now measures these assets and liabilities based on the exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.
The methods and assumptions used to estimate fair value are described as follows:
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings and variable rate loans or deposits that reprice frequently and fully. For loans the fair value is determined through a discounted cash flow analysis which incorporates probability of default and loss given default rates on an individual loan basis. The discount rate is based on the LIBOR Swap Rate for fixed rate loans, while variable loans start with the corresponding index rate and an adjustment was made on certain loans which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Residential real estate loans fair values included Fannie Mae and Freddie Mac prepayment speed assumptions or a third party index based on historical prepayment speeds. Fair value of time deposits is based discounted cash flow analysis using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposits fair values incorporated brokered time deposit offering rates. The fair value of our debt is based on current rates for similar financing. It was not practicable to determine the fair value of FRB stock or FHLB stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

16.    Stockholders’ Equity
Total stockholders’ equity at March 31, 2018 was $1.95 billion, compared to $1.93 billion at December 31, 2017.
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of March 31, 2018, the U.S. Treasury Department held one remaining warrant for the purchase of 20,520 shares of the Company’s common stock.
The Company paid a quarterly dividend of $0.13 per common share for the first quarter of 2018 compared to $0.12 per common share for the first quarter of 2017.
The following table presents the quarterly changes to accumulated other comprehensive (loss) income for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended,
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Balance at beginning of period	$(21,781)	$(14,657)
Unrealized loss on securities available for sale and interest only strips	(24,649)	3,132
Tax effect	7,509	(1,324)
Total other comprehensive (loss) income	$(17,140)	$1,808
Reclassification to retained earnings per ASU 2016-01	281	—
Balance at end of period	$(38,640)	$(12,849)

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available-for-sale securities and accounts for these investments as equity investments with changes to fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $281 thousand in net unrealized losses included in other comprehensive income, net of taxes, as of December 31, 2017 to retained earnings on January 1, 2018. For the three months ended and March 31, 2017, there were no reclassifications out of accumulated other comprehensive (loss) income.

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016, and increases 0.625% annually until 2019. As of March 31, 2018, the capital conservation buffer for the Company stood at 1.875%.

As of March 31, 2018, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of March 31, 2018 and December 31, 2017, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category. As of March 31, 2018 and December 31, 2017, the Company and the Bank met the capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2018
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,502,969	12.35%	$547,772	4.50%	$776,010	6.375%	N/A	N/A
Bank	$1,580,728	12.99%	$547,470	4.50%	$775,582	6.375%	$790,790	6.50%
Total capital (to risk-weighted assets):
Company	$1,687,281	13.86%	$973,817	8.00%	$1,202,055	9.875%	N/A	N/A
Bank	$1,667,824	13.71%	$973,280	8.00%	$1,201,392	9.875%	$1,216,600	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,600,185	13.15%	$730,362	6.00%	$658,601	7.875%	N/A	N/A
Bank	$1,580,728	12.99%	$729,960	6.00%	$775,582	7.875%	$973,280	8.00%
Tier I capital (to average assets):
Company	$1,600,185	11.61%	$551,302	4.00%	N/A	N/A	N/A	N/A
Bank	$1,580,728	11.47%	$551,186	4.00%	N/A	N/A	$688,983	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,471,193	12.30%	$538,435	4.50%	$688,000	5.75%	N/A	N/A
Bank	$1,548,401	12.95%	$538,178	4.50%	$687,672	5.75%	$777,368	6.50%
Total capital (to risk-weighted assets):
Company	$1,653,521	13.82%	$957,217	8.00%	$1,106,782	9.25%	N/A	N/A
Bank	$1,633,778	13.66%	$956,761	8.00%	$1,106,255	9.25%	$1,195,951	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,568,144	13.11%	$717,913	6.00%	$867,478	7.25%	N/A	N/A
Bank	$1,548,401	12.95%	$717,571	6.00%	$687,672	7.25%	$956,761	8.00%
Tier I capital (to average assets):
Company	$1,568,144	11.54%	$543,528	4.00%	N/A	N/A	N/A	N/A
Bank	$1,548,401	11.40%	$543,441	4.00%	N/A	N/A	$679,301	5.00%

18.    Revenue Recognition
On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent issued ASUs that are related to Topic 606. As stated in Note 2, Basis of Presentation, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results were not adjusted and continue to be reported in accordance with previous accounting guidance under Topic 605.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also out of scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, and OREO related expenses. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest revenue streams in-scope of Topic 606 are discussed below.
Service Charges on Deposit Accounts
Service charges on noninterest and interest bearing deposit accounts consist of monthly service charges, customer analysis charges, non-sufficient funds (“NSF”) charges, other deposit account related charges, and wire transfer fees. The Company’s performance obligation for account analysis charges and monthly service charges is generally satisfied, and the related revenue recognized, over the period in which the service is provided. NSF charges and other deposit account related charges are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended,
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$439	$464
Customer analysis charges	2,024	2,179
NSF charges	2,091	2,414
Other service charges	233	264
Total noninterest bearing deposit account income	4,787	5,321

Interest bearing deposit account income:
Monthly service charges	14	17

Total service fees on deposit accounts	$4,801	$5,338

Wire transfer fees income:
Wire transfer fees	$1,080	$1,101
Foreign exchange fees	127	85
Total wire transfer fees	$1,207	$1,186

OREO Expense (Income)
OREO is often sold in a transaction that, under ASU 2014-09, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for using new guidance in ASC Subtopic 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at a point in time. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that would require an evaluation under the new standard. The Company recognized a gain on sale of OREO of $72 thousand and a loss of $3 thousand during the three months ended March 31, 2018 and 2017, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

GENERAL
Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$150,410	$132,743
Interest expense	30,342	17,838
Net interest income	120,068	114,905
Provision for loan losses	2,500	5,600
Net interest income after provision for loan losses	117,568	109,305
Noninterest income	19,850	17,603
Noninterest expense	68,453	67,699
Income before income tax provision	68,965	59,209
Income tax provision	17,733	22,999
Net income	$51,232	$36,210
Per Share Data:
Earnings per common share - basic	$0.38	$0.27
Earnings per common share - diluted	$0.38	$0.27
Book value per common share (period end)	$14.35	$13.89
Cash dividends declared per common share	$0.13	$0.12
Tangible book value per common share (period end) (9)	$10.81	$10.32
Number of common shares outstanding (period end)	135,516,119	135,248,185
Weighted average shares - basic	135,518,705	135,248,018
Weighted average shares - diluted	135,815,262	135,768,645
Tangible common equity to tangible assets	10.44%	10.74%

Average Balance Sheet Data:
Assets	$14,214,250	$13,335,727
Securities available for sale	1,673,122	1,567,497
Loans receivable and loans held for sale	11,095,864	10,381,771
Deposits	11,106,366	10,608,111
Stockholders’ equity	1,931,290	1,868,998

	For the Three Months Ended March 31,
	2018	2017
Selected Performance Ratios:
Return on average assets (1)	1.44%	1.09%
Return on average stockholders’ equity (1)	10.61%	7.75%
Return on average tangible equity (1) (8)	14.13%	10.44%
Dividend payout ratio (dividends per share / earnings per share)	34.21%	44.91%
Efficiency ratio (2)	48.92%	51.09%
Net interest spread	3.26%	3.50%
Net interest margin (3)	3.66%	3.77%

	At March 31,
	2018	2017
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$14,507,126	$13,481,429
Securities available for sale	1,699,315	1,583,946
Loans receivable	11,292,483	10,549,667
Deposits	11,510,569	10,703,777
FHLB advances	862,346	703,850
Subordinated debentures	101,117	100,067
Stockholders’ equity	1,945,333	1,878,047

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.61%	11.72%
Common equity Tier 1 capital ratio (10)	12.35%	12.22%
Tier 1 risk-based capital ratio	13.15%	13.05%
Total risk-based capital ratio	13.86%	13.76%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.77%	0.75%
Allowance for loan losses to nonaccrual loans	126.86%	212.54%
Allowance for loan losses to nonperforming loans (6)	66.69%	91.18%
Allowance for loan losses to nonperforming assets (7)	62.70%	74.65%
Nonaccrual loans to loans receivable	0.60%	0.35%
Nonperforming loans to loans receivable (6)	1.15%	0.82%
Nonperforming assets to loans receivable and OREO (7)	1.22%	1.00%
Nonperforming assets to total assets (7)	0.95%	0.78%
__________________________________

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” financial institution under certain banking regulations are 5.0% leverage capital, 6.5% common equity tier 1 capital, 8.0% tier I risk-based capital, and 10.0% total risk-based capital.

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

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income	$51,232	$36,210

Average stockholders’ equity	$1,931,290	$1,868,998
Less: Average goodwill and core deposit intangible assets, net	(480,742)	(481,983)
Average tangible equity	$1,450,548	$1,387,015

Net income (annualized) to average tangible equity	14.13%	10.44%

	At March 31,
	2018	2017
	(Dollars in thousands, except share data)
Total stockholders’ equity	$1,945,333	$1,878,047
Less: Goodwill and core deposit intangible assets, net	(480,357)	(482,525)
Tangible common equity	$1,464,976	$1,395,522

Common shares outstanding	135,516,119	135,248,185

Tangible book value per common share(9)	$10.81	$10.32
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

	At March 31,
	2018	2017
	(Dollars in thousands)
Tier 1 capital	$1,600,185	$1,509,758
Less: Trust preferred securities less unamortized acquisition discount	(97,216)	(96,166)
Common equity tier 1 capital	$1,502,969	$1,413,592

Total risk weighted assets less disallowed allowance for loan losses	$12,172,708	$11,571,354

Common equity tier 1 capital ratio(10)	12.35%	12.22%
__________________________________
(10) The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

Results of Operations
Overview
Total assets increased $300.4 million from $14.21 billion at December 31, 2017 to $14.51 billion at March 31, 2018. The increase in total assets was primarily due to an increase in net loans receivable of $188.0 million and an increase in cash and cash equivalents of $120.4 million during the three months ended March 31, 2018.
Net income for the first quarter of 2018 was $51.2 million, or $0.38 per diluted common share, compared to $36.2 million, or $0.27 per diluted common share, for the same period of 2017, which was an increase of $15.0 million, or 41.5%. The increase in net income was mostly due to the increase in interest income from the increase in the volume and rate on loans receivable for the first quarter of 2018 compared to the first quarter of 2017 partially offset by an increase in interest expense due to the increase in volume and rates on deposits for the same period. In addition, net income increased for the first quarter of 2018 compared to the first quarter of 2017 due to the Tax Act which lowered the corporate tax rate from 35% to 21% starting January 1, 2018. Net interest income before provision for loan losses increased $5.2 million in the first quarter of 2018 to $120.1 million compared to $114.9 million in the first quarter of 2017.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that are included in net income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$3,197	$2,676
Accretion of discounts on purchased credit impaired loans	5,772	5,348
Amortization of premiums on investments in affordable housing partnerships	(84)	(84)
Amortization of premiums on assumed FHLB advances	347	441
Accretion of discounts on assumed subordinated debt	(264)	(259)
Amortization of premiums on assumed time deposits and savings	1	3,476
Amortization of core deposit intangibles	(616)	(676)
Total	$8,353	$10,922
The annualized return on average assets was 1.44% for the first quarter of 2018 compared to 1.09% for the same period of 2017. The annualized return on average stockholders’ equity was 10.61% for the first quarter of 2018 compared to 7.75% for the same period of 2017. The efficiency ratio was 48.92% for the first quarter of 2018 compared to 51.09% for the same period of 2017.

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
Comparison of Three Months Ended March 31, 2018 with the Three Months Ended March 31, 2017
Net interest income before provision for loan losses was $120.1 million for the first quarter of 2018 compared to $114.9 million for the same period of 2017, an increase of $5.2 million, or 4.5%. The increase in net interest income was due largely to the increase in volume of loans offset by an increase in deposits for the first quarter of 2018 compared to the first quarter of 2017. The increase in interest rates in 2017 and 2018 also contributed to the increase in net interest income as a result of the increase in loan yields partially offset by an increase in deposit costs.
Interest income for the first quarter of 2018 was $150.4 million, an increase of $17.7 million, or 13.3%, compared to $132.7 million for the same period of 2017. The increase in interest income was primarily attributable to the increase in loans as result of higher originations as well as an increase in loan rates.
Interest expense for the first quarter of 2018 was $30.3 million, an increase of $12.5 million, or 70.1% compared to $17.8 million for the same period of 2017. The increase in interest expense was primarily due to the increase in overall deposits and the rise in interest rates in 2017 and 2018.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the first quarter of 2018 was 3.66%, a decrease of 11 basis points from 3.77% for the same period of 2017.
The weighted average yield on loans increased to 5.04% for the first quarter of 2018 from 4.82% for the first quarter of 2017. The increase in loan yields for the first quarter of 2018 compared to the first quarter of 2017 was mostly due to the increase in overall interest rates experienced in 2017 and 2018. The Federal Open Market Committee raised interest rates three times in 2017 and again at the end of March 2018. The increase in interest rates led to an increase in rates on our variable rate loans, and new loans were originated at higher rates which resulted in an increase in loan yields. Discount accretion income on acquired loans also increased from $8.0 million for the three months ended March 31, 2017 to $9.0 million of the three months ended March 31, 2018.
The weighted average yield on securities available for sale for the first quarter of 2018 was 2.45% compared to 2.10% for the same period of 2017. The increase in weighted average yield on securities available for sale for the three months ended March 31, 2018 compared to the same period of 2017 was due to the purchase of investment securities with higher yields during the twelve months ended March 31, 2018.
The weighted average cost of deposits for the first quarter of 2018 was 0.91%, an increase of 36 basis points from 0.55% for the same period of 2017. The premiums recorded for time and savings deposits acquired from Wilshire were fully amortized at the end of April 2017. The reduction in Wilshire premium amortizations in addition to the increase in interest rates in 2017 and 2018, resulted in an increase in the weighted average cost of deposits for the first quarter of 2018 compared to the same period of 2017.
The weighted average cost of FHLB advances for the first quarter of 2018 was 1.69%, an increase of 38 basis points from 1.31% for the same period of 2017. The increase in weighted average cost of FHLB advances was due to the increase in interest rates, as well as the overall longer average weighted maturity of advances at March 31, 2018 compared to March 31, 2017.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$11,095,864	$137,943	5.04%	$10,381,771	$123,294	4.82%
Securities available for sale(3)	1,673,122	10,101	2.45%	1,567,497	8,113	2.10%
FRB and FHLB stock and other investments	517,572	2,366	1.85%	423,955	1,336	1.28%
Total interest earning assets	13,286,558	150,410	4.59%	12,373,223	132,743	4.35%
Total noninterest earning assets	927,692			962,504
Total assets	$14,214,250			$13,335,727

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,402,760	$8,864	1.06%	$3,436,984	$7,191	0.85%
Savings	236,216	424	0.73%	293,609	287	0.40%
Time deposits	4,525,813	15,561	1.39%	4,009,179	7,033	0.71%
Total interest bearing deposits	8,164,789	24,849	1.23%	7,739,772	14,511	0.76%
FHLB advances	974,071	4,069	1.69%	662,472	2,139	1.31%
Other borrowings	97,049	1,424	5.87%	95,911	1,188	4.95%
Total interest bearing liabilities	9,235,909	30,342	1.33%	8,498,155	17,838	0.85%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,941,577			2,868,339
Other liabilities	105,474			100,235
Stockholders’ equity	1,931,290			1,868,998
Total liabilities and stockholders’ equity	$14,214,250			$13,335,727

Net interest income/net interest spread		$120,068	3.26%		$114,905	3.50%
Net interest margin			3.66%			3.77%
Cost of deposits			0.91%			0.55%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended March 31, 2018 over March 31, 2017
	Net Increase
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$14,649	$5,932	$8,717
Securities available for sale	1,988	1,415	573
FRB and FHLB stock and other investments	1,030	691	339
Total interest income	$17,667	$8,038	$9,629
INTEREST EXPENSE:
Demand, interest bearing	$1,673	$1,745	$(72)
Savings	137	202	(65)
Time deposits	8,528	7,519	1,009
FHLB advances	1,930	742	1,188
Other borrowings	236	222	14
Total interest expense	$12,504	$10,430	$2,074
NET INTEREST INCOME	$5,163	$(2,392)	$7,555

Provision for Loan Losses
The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary in material respects from current estimates. If the allowance for loan losses is inadequate, we may be required to record additional loan loss provision, which may have a material adverse effect on our business, financial condition, and results of operations.
The provision for loan losses for the first quarter of 2018 was $2.5 million, a decrease of $3.1 million from $5.6 million for the same period last year. The decrease in provision for loan losses for the first quarter of 2018 compared to the same period in 2017 was due to a decline in net charge offs and a reduction in general valuation reserves. The decrease in net charge offs for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due primarily to one large customer relationship that had loans that were charged off during the first quarter of 2017.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, loan servicing fees, wire transfer fees, net gains on sales of loans, net gains on sales or calls of securities and other income which includes changes in the fair value of our equity investments. Noninterest income for the first quarter of 2018 was $19.9 million compared to $17.6 million for the same quarter of 2017, an increase of $2.3 million, or 12.8%.

Noninterest income by category is summarized in the table below:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,801	$5,338	$(537)	(10.1)%
International service fees	1,020	1,108	(88)	(7.9)%
Loan servicing fees, net	1,579	1,438	141	9.8%
Wire transfer fees	1,207	1,186	21	1.8%
Net gains on sales of SBA loans	3,450	3,250	200	6.2%
Net gains on sales of other loans	1,196	420	776	184.8%
Other income and fees	6,597	4,863	1,734	35.7%
Total noninterest income	$19,850	$17,603	$2,247	12.8%
The increase in noninterest income for the first quarter of 2018 compared to the first quarter of 2017 was largely due to an increase in net gains on sale of SBA loans, net gains on sale of other loans, and an increase in other income and fees partially offset by a decline in service fees on deposit accounts.
The decrease in service fees on deposit accounts for the three months ended March 31, 2018 compared the same period of 2017 was due to a decline in non-sufficient fee charges which declined $325 thousand from $2.4 million for the three months ended March 31, 2017 to $2.1 million for the three months ended March 31, 2018.
Gain on sale of SBA and other loans increased due to an increase in total SBA and residential loans sold during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, we sold $48.6 million in SBA loans compared to $44.9 million sold during the three months ended March 31, 2017. Residential mortgage loans sold during the three months ended March 31, 2018 totaled $45.9 million compared to $21.7 million during the three month ended March 31, 2017.
During the first quarter of 2018, the Company adopted ASU 2016-01 which requires changes in the fair value of certain equity investments to be recorded in earnings. As a result of the adoption of ASU 2016-01, the Company recorded $3.5 million in other income and fees to account for the change in fair value of our mutual funds and equity stock owned.

Noninterest Expense
Noninterest expense for the first quarter of 2018 was $68.5 million, an increase of $754 thousand, or 1.1%, from $67.7 million for the same period of 2017. The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$39,385	$34,166	$5,219	15.3%
Occupancy	7,239	7,194	45	0.6%
Furniture and equipment	3,721	3,413	308	9.0%
Advertising and marketing	2,299	3,424	(1,125)	(32.9)%
Data processing and communications	3,495	3,606	(111)	(3.1)%
Professional fees	3,106	3,902	(796)	(20.4)%
Investments in affordable housing partnership expenses	2,630	2,160	470	21.8%
FDIC assessments	1,767	1,010	757	75.0%
Credit related expenses	772	1,883	(1,111)	(59.0)%
OREO expense, net	(104)	997	(1,101)	N/A
Merger and integration expenses	(7)	947	(954)	N/A
Other	4,150	4,997	(847)	(17.0)%
Total noninterest expense	$68,453	$67,699	$754	1.1%

The increase in noninterest expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was mostly due to an increase in salaries and employee benefits partially offset by a decline in other expense line items.
Salaries and employee benefits expense increased $5.2 million for the first quarter of 2018 compared to the same period in 2017. The increase in salaries and employee benefits expense for three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to an increase in the number of full-time equivalent employees hired during the twelve months ended March 31, 2018. The number of full-time equivalent employees increased from 1,352 at March 31, 2017 to 1,502 at March 31, 2018. In 2017 and 2018, we made significant investments in our risk, compliance, SOX, and accounting departments due to the increase compliance requirements of a larger institution. We also hired additional staff in our commercial and residential lending departments as we continue to expand these lines of businesses.
Advertising and marketing expense experienced a decrease of $1.1 million for the first quarter of 2018 compared to the first quarter of 2017 due to a decline in advertising expenditures in 2018. We increased advertising and marketing to promote our name change and new brand subsequent to the merger of BBCN and Wilshire. With the brand now established, we reduced overall advertising expense during the first quarter of 2018. Advertising and marketing expense for the three months ended March 31, 2017 included $1.5 million in sponsorship fees paid to sponsor the Ladies Professional Golf Association (“LPGA”) Bank of Hope Founders Cup event in March 2017 for the first time.
The decrease in professional fees for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, was due to higher external auditor fees and legal fees as well as additional consulting costs associated with new compliance requirements as a result of exceeding $10 billion in total assets for the first quarter of 2017. Although we still incur costs associated with these compliance requirements, the overall expenditures have declined in 2018. The decrease in legal fees in the first quarter of 2018 compared the first quarter of 2017 was due mostly to legal fees recorded in 2017 related to the merger with U & I Financial Corp. which was terminated in September 2017.
Investments in affordable housing partnership expenses are recorded based on the financial statements of the investment projects. We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and receive tax credits which reduce our overall tax provision rate. Investments in affordable housing partnership expenses are based on the performance of the underlying investment. We receive updated financial information for our investments in affordable housing partnerships and record losses based on the performance of our investments. These expenditures are offset by tax credits which reduce our tax provision expense. Investments in affordable housing partnerships increased from $76.4 million at March 31, 2017 to $78.4 million at March 31, 2018.
Credit related expenses declined for the first quarter of 2018 compared to the first quarter of 2017 largely due to a decline in provision for off balance sheet unfunded commitments. During the first quarter of 2018 we recorded a credit of $200 thousand for off balance sheet unfunded commitments compared to a provision of $241 thousand for the first quarter of 2017. Loan collection fees also declined $356 thousand for the first quarter of 2018 compared to the first quarter of 2017.

At March 31, 2018 we had $8.3 million in recorded OREO compared to $19.1 million at March 31, 2017. The decline in OREO resulted in a reduction in OREO related expenditures as we experienced a reduction in OREO valuation expenses and expenses related to the maintenance and sale of OREO.
Merger and integration expenses for the first quarter of 2018 consisted of a reversal of $7 thousand in expenses related to the merger with Wilshire. Merger and integration expenses for the first quarter of 2017 consisted of $401 thousand in expenses related to the acquisition of Wilshire, $522 thousand in expenses related to the terminated acquisition of U & I, and $24 thousand in expenses related to other former acquisitions.
Other noninterest expense experienced a decline for the first quarter of 2018 compared to the first quarter of 2017 due mostly to a decrease in valuation expenses for premises held for sale. During the first quarter of 2017, we recorded a $1.1 million valuation expense on premises held for sale. We had no such recorded expenses for the first quarter of 2018.

Provision for Income Taxes
Income tax provision expense was $17.7 million and $23.0 million for the quarters ended March 31, 2018 and 2017, respectively. The effective income tax rates were 25.71% and 38.84% for the quarters ended March 31, 2018 and 2017, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The reduction in tax rates for the first quarter of 2018 compared to the first quarter of 2017 reflects the reduced corporate tax rate as a result of the Tax Act.

Financial Condition
At March 31, 2018, our total assets were $14.51 billion, an increase of $300.4 million, or 2.1%, from $14.21 billion at December 31, 2017. The increase in assets was due to an increase in loans receivable and cash and cash equivalents.
Investment Securities Portfolio
As of March 31, 2018 we had $1.70 billion in available for sale securities compared to $1.72 billion at December 31, 2017. The net unrealized loss on the available for sale securities at March 31, 2018 was $55.8 million compared to a net unrealized loss on securities of $31.6 million at December 31, 2017.
During the three months ended March 31, 2018, $77.5 million in securities were purchased, $49.9 million in mortgage related securities were paid down, and there were no maturities or called securities. During the same period last year, $94.9 million in investment securities were purchased, $59.1 million in mortgage related securities were paid down, and we had $9.0 million in maturities. At December 31, 2017, we had $22.0 million in mutual funds that were categorized as available-for-sale. Upon the adoption of ASU 2016-01 on January 1, 2018, these investments were no longer categorized as available-for-sale securities and were reclassified as equity investments in accordance with the adopted guidance, and changes to fair value were be recorded as unrealized gains or losses in earnings.
Investments in Affordable Housing Partnerships
At March 31, 2018, we had $78.4 million in investments in affordable housing partnerships compared to $81.0 million at December 31, 2017. The decrease in investments in affordable housing partnerships was due to losses on investments in affordable housing partnerships and premium accretion recorded totaling $2.6 million for the three months ended March 31, 2018. Commitments to fund investments in affordable housing partnerships totaled $35.5 million at March 31, 2018 compared to $38.5 million at December 31, 2017.
Loan Portfolio
As of March 31, 2018, loans outstanding totaled $11.29 billion, an increase of $189.6 million from $11.10 billion at December 31, 2017. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	March 31, 2018		December 31, 2017
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$47,662	—%	$49,774	—%
Commercial	8,180,537	72%	8,142,036	73%
Construction	300,954	3%	316,412	3%
Total real estate loans	8,529,153	75%	8,508,222	76%
Commercial business	1,818,291	16%	1,780,869	16%
Trade finance	189,395	2%	166,664	2%
Consumer and other	755,621	7%	647,102	6%
Total loans outstanding	11,292,460	100%	11,102,857	100%
Deferred loan fees, net	23		(282)
Loans receivable	11,292,483		11,102,575
Allowance for loan losses	(86,461)		(84,541)
Loans receivable, net of allowance for loan losses	$11,206,022		$11,018,034
All of our loan types experienced an increase from December 31, 2017 to March 31, 2018 due to increased loan originations during the three months ended March 31, 2018 aside from residential real estate and construction loans which experienced declines.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$1,877,130	$1,526,981
Standby letters of credit	73,069	74,748
Other commercial letters of credit	67,695	74,147
	$2,017,894	$1,675,876

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $137.9 million at March 31, 2018 compared to $125.2 million at December 31, 2017. The ratio of nonperforming assets to loans receivable and OREO was 1.22% and 1.13% at March 31, 2018 and December 31, 2017, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1)	$68,152	$46,775
Loans 90 days or more days past due, still accruing	1,894	407
Accruing restructured loans	59,596	67,250
Total nonperforming loans	129,642	114,432
OREO	8,261	10,787
Total nonperforming assets	$137,903	$125,219

Nonaccrual loans:
Legacy Portfolio	$50,293	$28,235
Acquired Portfolio	17,859	18,540
Total nonaccrual loans	$68,152	$46,775

Nonperforming loans:
Legacy Portfolio	$90,134	$77,305
Acquired Portfolio	39,508	37,127
Total nonperforming loans	$129,642	$114,432

Nonperforming loans to loans receivable	1.15%	1.03%
Nonperforming assets to loans receivable and OREO	1.22%	1.13%
Nonperforming assets to total assets	0.95%	0.88%
Allowance for loan losses to nonperforming loans	66.69%	73.88%
Allowance for loan losses to nonperforming assets	62.70%	67.51%
__________________________________

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $21.9 million and $22.1 million as of March 31, 2018 and December 31, 2017, respectively.

Allowance for Loan Losses
The allowance for loan and lease losses (“ALLL”) was $86.5 million at March 31, 2018 compared to $84.5 million at December 31, 2017. The ALLL was 0.77% of loans receivable at March 31, 2018 and 0.76% at December 31, 2017. Total ALLL to loans receivable ratio does not include discount on acquired loans. Impaired loan reserves increased to $11.5 million at March 31, 2018 from $5.3 million at December 31, 2017.
The following table reflects our allocation of the ALLL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	March 31, 2018			December 31, 2017
	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate - residential	$49	$47,662	0.10%	$88	$49,774	0.18%
Real estate - commercial	58,638	8,180,537	0.72%	57,664	8,142,036	0.71%
Real estate - construction	338	300,954	0.11%	930	316,412	0.29%
Commercial business	21,695	1,818,291	1.19%	20,755	1,780,869	1.17%
Trade finance	1,805	189,395	0.95%	1,716	166,664	1.03%
Consumer and other	3,936	755,621	0.52%	3,388	647,102	0.52%
Total	$86,461	$11,292,460	0.77%	$84,541	$11,102,857	0.76%
__________________________________

*	Held-for-sale loans of $33.7 million and $29.7 million at March 31, 2018 and December 31, 2017, respectively, were excluded.

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

The activity in the ALLL for the three months ended March 31, 2018 is as follows:

		Acquired Loans(2)
Three Months Ended March 31, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$67,647	$12,040	$4,854	$84,541
Provision (credit) for loan losses	4,726	(188)	(2,038)	2,500
Loans charged off	(752)	(37)	(279)	(1,068)
Recoveries of loan charge offs	444	—	44	488
Balance, end of period	$72,065	$11,815	$2,581	$86,461

Total loans outstanding	$8,758,317	$190,438	$2,343,705	$11,292,460
Allowance to total loans receivable ratio	0.82%	6.20%	0.11%	0.77%
Net loan charge offs to beginning allowance	0.46%	(0.31)%	4.84%	0.69%
Net loan charge offs to provision for loan losses	6.52%	19.68%	(11.53)%	23.20%

		Acquired Loans (2)
Three Months Ended March 31, 2017	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$66,399	$12,130	$814	$79,343
Provision for loan losses	3,709	6	1,885	5,600
Loans charged off	(6,199)	—	(406)	(6,605)
Recoveries of loan charge offs	145	—	176	321
Balance, end of period	$64,054	$12,136	$2,469	$78,659

Total loans outstanding	$6,915,682	$260,265	$3,375,603	$10,551,550
Allowance to total loans receivable ratio	0.93%	4.66%	0.07%	0.75%
Net loan charge offs to beginning allowance	9.12%	—%	28.26%	7.92%
Net loan charge offs to provision for loan losses	163.22%	—%	12.20%	112.21%
__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance of the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$11,095,864	$10,381,771
Loans receivable	$11,292,483	$10,549,667

ALLOWANCE:
Balance, beginning of period	$84,541	$79,343
Less loan charge offs:
Real estate - commercial	(165)	(1,490)
Commercial business	(556)	(3,260)
Trade finance	—	(1,576)
Consumer and other	(347)	(279)
Total loan charge offs	(1,068)	(6,605)
Plus loan recoveries:
Real estate - commercial	202	46
Commercial business	253	272
Trade Finance	12	—
Consumer and other	21	3
Total loans recoveries	488	321
Net loan charge offs	(580)	(6,284)
Provision for loan losses	2,500	5,600
Balance, end of period	$86,461	$78,659

Net loan charge offs to average loans, including loans held for sale*	0.02%	0.24%
Allowance for loan losses to loans receivable at end of period	0.77%	0.75%
Net loan charge offs to allowance*	2.68%	31.96%
Net loan charge offs to provision for loan losses	23.20%	112.21%
__________________________________

*	Annualized
We believe the ALLL as of March 31, 2018 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts, and if actual losses exceed the estimated amounts it could have a material and adverse effect on our financial condition and results of operations.
At March 31, 2018, we had $80.0 million in remaining discount on loans acquired from previous transactions compared to $85.8 million at December 31, 2017.
Deposits and Other Borrowings
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2018, deposits increased $664.0 million, or 6.1%, to $11.51 billion from $10.85 billion at December 31, 2017. The increase in deposits was primarily due to an increase in demand deposits, money market and NOW accounts, and time deposits.
At March 31, 2018, 26.5% of total deposits were noninterest bearing demand deposits, 41.5% were time deposits, and 32.0% were interest bearing demand and savings deposits. At December 31, 2017, 27.7% of total deposits were noninterest bearing demand deposits, 39.4% were time deposits, and 32.9% were interest bearing demand and savings deposits.

At March 31, 2018, we had $1.11 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $797.0 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2017. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 1.44% at March 31, 2018 and were collateralized with securities with a carrying value of $337.5 million. Time deposits of more than $250 thousand at March 31, 2018 totaled $1.38 billion compared to $1.28 billion at December 31, 2017.
The following is a schedule of certificates of deposit maturities as of March 31, 2018:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,206,141	25%
Over three months through six months	1,113,082	23%
Over six months through nine months	884,970	19%
Over nine months through twelve months	1,174,407	25%
Over twelve months	396,114	8%
Total time deposits	$4,774,714	100%

Other Borrowings
From time to time we utilize FHLB advances as a secondary source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At March 31, 2018, FHLB advances totaled $862.3 million with an average weighted remaining maturity of 2.4 years compared to $1.16 billion with average remaining maturities of 2.0 years at December 31, 2017. Total FHLB advances included $2.3 million in premiums recorded from prior acquisitions at March 31, 2018 compared to $2.7 million in premiums at December 31, 2017.
We did not have federal funds purchased as of March 31, 2018. At December 31, 2017, we had $69.9 million in federal funds purchased which were all fully repaid during the first quarter of 2018.
Subordinated debentures totaled $101.1 million at March 31, 2018 and $100.9 million at December 31, 2017. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
We enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments, we also enter into forward commitments, or commitments to deliver residential mortgage loans on a future date, also considered derivatives. Net change in the fair value of derivatives represents income recorded from changes of fair value for these mortgage derivatives instruments.
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
Total stockholders’ equity was $1.95 billion at March 31, 2018 compared to $1.93 billion at December 31, 2017.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, a minimum ratio of Tier I capital to risk-weighted assets of 6.0%, and a minimum ratio of Tier I common equity capital to risk-weighted assets of 4.5% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4.0% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Beginning January 1, 2016, federal banking agencies required a capital conservation buffer of 0.625% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. The capital conservation buffer increases at an annual increment of 0.625% until January 2019 and stands at 1.875% as of March 31, 2018. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to us and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At March 31, 2018, our common equity Tier 1 capital was $1.50 billion compared to $1.47 billion at December 31, 2017. Our Tier I capital, defined as stockholders’ equity less intangible assets and including our trust preferred securities, was $1.60 billion at March 31, 2018 compared to $1.57 billion at December 31, 2017, representing an increase of $32.0 million, or 2.04%. At March 31, 2018, the common equity Tier 1 capital ratio was 12.35%. The total capital to risk-weighted assets ratio was 13.86% and the Tier I capital to risk-weighted assets ratio was 13.15%. The Tier I leverage capital ratio was 11.61%.

As of March 31, 2018 and December 31, 2017, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized”, the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below:

	As of March 31, 2018
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,502,969	12.35%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,687,281	13.86%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,600,185	13.15%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,600,185	11.61%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,580,728	12.99%	$790,790	6.50%	$789,938	6.49%
Total risk-based capital ratio (to risk-weighted assets)	$1,667,824	13.71%	$1,216,600	10.00%	$451,224	3.71%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,580,728	12.99%	$973,280	8.00%	$607,448	4.99%
Tier 1 capital to total assets (to average assets)	$1,580,728	11.47%	$688,983	5.00%	$891,745	6.47%

	As of December 31, 2017
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,471,193	12.30%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,653,521	13.82%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,568,144	13.11%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,568,144	11.54%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,548,401	12.95%	$777,368	6.50%	$771,033	6.45%
Total risk-based capital ratio (to risk-weighted assets)	$1,633,778	13.66%	$1,195,951	10.00%	$437,827	3.66%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,548,401	12.95%	$956,761	8.00%	$591,640	4.95%
Tier 1 capital to total assets (to average assets)	$1,548,401	11.40%	$679,301	5.00%	$869,100	6.40%

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
At March 31, 2018, our total borrowing capacity from the FHLB was $3.55 billion of which $2.67 billion was unused and available to borrow. At March 31, 2018, our total borrowing capacity from the FRB was $606.9 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.88 billion at March 31, 2018 compared to $1.73 billion at December 31, 2017. Cash and cash equivalents were $612.4 million at March 31, 2018 compared to $492.0 million at December 31, 2017. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2018, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	March 31, 2018		December 31, 2017
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	2.47%	(5.26)%	2.18%	(4.42)%
+ 100 basis points	1.16%	(2.58)%	1.12%	(2.08)%
- 100 basis points	(1.76)%	1.92%	(2.22)%	1.00%
- 200 basis points	(8.66)%	1.97%	(8.56)%	0.60%

Item 4.	Controls and Procedures
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
We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $420 thousand at March 31, 2018. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.	Risk Factors
Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A , of the Annual Report on Form 10-K for the year ended December 31, 2017, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 17, 2011*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	May 7, 2018	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

Date:	May 7, 2018	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer