Form 10-Q
period 2018-06-30
HOPE BANCORP INC
filed 2018-08-06
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
Commission File Number: 000-50245
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(d) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 1, 2018, there were 129,976,852 outstanding shares of Hope Bancorp, Inc. common stock, $0.001 par value per share.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$175,941	$185,527
Interest bearing cash in other banks	290,423	306,473
Total cash and cash equivalents	466,364	492,000
Interest bearing deposits in other financial institutions and other investments	77,817	53,366
Securities available for sale, at fair value	1,835,106	1,720,257
Loans held for sale, at the lower of cost or fair value	26,866	29,661
Loans receivable, net of allowance for loan losses of $89,881 and $84,541 at June 30, 2018 and December 31, 2017, respectively	11,581,559	11,018,034
Other real estate owned (“OREO”), net	8,656	10,787
Federal Home Loan Bank (“FHLB”) stock, at cost	26,947	29,776
Premises and equipment, net	56,242	56,714
Accrued interest receivable	30,954	29,979
Deferred tax assets, net	54,510	55,203
Customers’ liabilities on acceptances	868	1,691
Bank owned life insurance (“BOLI”)	75,693	74,915
Investments in affordable housing partnerships	80,818	81,009
Goodwill	464,450	464,450
Core deposit intangible assets, net	15,292	16,523
Servicing assets, net	25,050	24,710
Other assets	42,816	47,642
Total assets	$14,870,008	$14,206,717

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,038,265	$2,998,734
Interest bearing:
Money market and NOW accounts	3,282,642	3,332,703
Savings deposits	229,746	240,509
Time deposits	5,183,942	4,274,663
Total deposits	11,734,595	10,846,609
FHLB advances	836,994	1,157,693
Federal funds purchased	—	69,900
Convertible notes, net	192,120	—
Subordinated debentures	101,386	100,853
Accrued interest payable	24,594	15,961
Acceptances outstanding	868	1,691
Commitments to fund investments in affordable housing partnerships	38,056	38,467
Other liabilities	35,719	47,288
Total liabilities	12,964,332	12,278,462
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at June 30, 2018 and December 31, 2017: issued and outstanding 135,529,445 and 131,167,705 shares, respectively, at June 30, 2018, and issued and outstanding 135,511,891 shares at December 31, 2017	136	136
Additional paid-in capital	1,421,679	1,405,014
Retained earnings	607,944	544,886
Treasury stock, at cost; 4,361,740 and 0 shares at June 30, 2018 and December 31, 2017, respectively	(78,961)	—
Accumulated other comprehensive loss, net	(45,122)	(21,781)
Total stockholders’ equity	1,905,676	1,928,255
Total liabilities and stockholders’ equity	$14,870,008	$14,206,717

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$146,188	$128,515	$284,131	$251,809
Interest on securities	10,899	8,741	21,000	16,854
Interest on federal funds sold and other investments	2,823	1,277	5,189	2,613
Total interest income	159,910	138,533	310,320	271,276
INTEREST EXPENSE:
Interest on deposits	30,610	18,114	55,459	32,625
Interest on FHLB advances	3,681	2,338	7,750	4,477
Interest on other borrowings and convertible notes	2,800	1,261	4,224	2,449
Total interest expense	37,091	21,713	67,433	39,551
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	122,819	116,820	242,887	231,725
PROVISION FOR LOAN LOSSES	2,300	2,760	4,800	8,360
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	120,519	114,060	238,087	223,365
NONINTEREST INCOME:
Service fees on deposit accounts	4,613	5,179	9,414	10,517
International service fees	1,212	1,119	2,232	2,227
Loan servicing fees, net	1,010	1,291	2,589	2,729
Wire transfer fees	1,250	1,343	2,457	2,529
Net gains on sales of SBA loans	3,480	3,267	6,930	6,517
Net gains on sales of other loans	431	352	1,627	772
Other income and fees	3,273	3,564	9,870	8,427
Total noninterest income	15,269	16,115	35,119	33,718
NONINTEREST EXPENSE:
Salaries and employee benefits	40,575	34,946	79,960	69,112
Occupancy	7,418	7,154	14,657	14,348
Furniture and equipment	4,023	3,556	7,744	6,969
Advertising and marketing	2,737	2,394	5,036	5,818
Data processing and communications	3,574	2,676	7,069	6,282
Professional fees	4,474	3,260	7,580	7,162
Loss on investments in affordable housing partnerships	2,613	3,055	5,243	5,216
FDIC assessments	1,611	1,004	3,378	2,014
Credit related expenses	926	113	1,698	1,996
OREO expense, net	45	1,188	(59)	2,185
Merger-related expenses	—	562	(7)	1,509
Other	3,633	4,129	7,783	9,125
Total noninterest expense	71,629	64,037	140,082	131,736
INCOME BEFORE INCOME TAXES	64,159	66,138	133,124	125,347
INCOME TAX PROVISION	16,629	25,451	34,362	48,450
NET INCOME	$47,530	$40,687	$98,762	$76,897
EARNINGS PER COMMON SHARE
Basic	$0.36	$0.30	$0.74	$0.57
Diluted	$0.36	$0.30	$0.73	$0.57

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$47,530	$40,687	$98,762	$76,897
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(9,255)	4,768	(33,900)	7,949
Change in unrealized net holding gains (losses) on interest only strips	6	8	2	(41)
Tax effect	2,767	(2,016)	10,276	(3,340)
Other comprehensive (loss) income, net of tax	(6,482)	2,760	(23,622)	4,568
Total comprehensive income	$41,048	$43,447	$75,140	$81,465

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2017	135,240,079	$135	$1,400,490	$469,505	$—	$(14,657)	$1,855,473
Issuance of shares pursuant to various stock plans	57,599		649				649
Stock-based compensation			1,164				1,164
Cash dividends declared on common stock				(32,457)			(32,457)
Comprehensive income:
Net income				76,897			76,897
Other comprehensive income						4,568	4,568
BALANCE, JUNE 30, 2017	135,297,678	$135	$1,402,303	$513,945	$—	$(10,089)	$1,906,294

BALANCE, JANUARY 1, 2018	135,511,891	$136	$1,405,014	$544,886	$—	$(21,781)	$1,928,255
Reclassification of unrealized losses on equity investments to retained earnings - ASU 2016-01				(469)		281	(188)
Issuance of shares pursuant to various stock plans	17,554		209				209
Stock-based compensation			1,411				1,411
Cash dividends declared on common stock				(35,235)			(35,235)
Comprehensive income:
Net income				98,762			98,762
Other comprehensive loss						(23,622)	(23,622)
Repurchase of treasury stock	(4,361,740)				(78,961)		(78,961)
Equity component of convertible notes, net of taxes			15,045				15,045
BALANCE, JUNE 30, 2018	131,167,705	$136	$1,421,679	$607,944	$(78,961)	$(45,122)	$1,905,676

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,762	$76,897
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	(3,318)	(6,244)
Stock-based compensation expense	1,868	1,506
Provision for loan losses	4,800	8,360
(Credit) provision for unfunded loan commitments	(50)	442
Valuation adjustment of premises held for sale	—	1,084
Valuation adjustment of OREO	113	1,410
Net gains on sales of SBA and other loans	(8,557)	(7,289)
Earnings on BOLI	(778)	(417)
Net change in fair value of derivatives	15	65
Net losses (gains) on sale and disposal of premises and equipment	36	(338)
Net gains on sales of OREO	(151)	(82)
Net change in fair value of equity investments with readily determinable fair value	(3,518)	—
Losses on investments in affordable housing partnership	5,074	5,047
Net change in deferred income taxes	4,408	2,544
Proceeds from sales of loans held for sale	161,621	138,413
Originations of loans held for sale	(148,086)	(111,742)
Originations of servicing assets	(3,316)	(2,612)
Net change in accrued interest receivable	(975)	1,240
Net change in other assets	2,102	(9,916)
Net change in accrued interest payable	8,633	992
Net change in other liabilities	(13,134)	(5,449)
Net cash provided by operating activities	105,549	93,911
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of interest bearing deposits in other financial institutions and other investments	(4,611)	(8,820)
Redemption of interest bearing deposits in other financial institutions and other investments	5,635	9,060
Purchase of securities available for sale	(277,627)	(245,198)
Proceeds from matured or paid-down securities available for sale	102,950	124,381
Proceeds from sales of other loans held for sale	6,296	259
Net change in loans receivable	(557,761)	(285,348)
Proceeds from sales of OREO	4,350	3,606
Purchase of FHLB stock	—	(1,148)
Redemption of FHLB stock	2,829	761
Purchase of premises and equipment	(4,329)	(4,622)
Proceeds from sales and disposals of premises and equipment held for sale	—	3,267
Investments in affordable housing partnerships	(5,480)	(6,980)
Net cash used in investing activities	(727,748)	(410,782)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	887,987	317,760
Proceeds from FHLB advances	—	425,000
Repayment of FHLB advances	(320,000)	(385,000)
Repayment of federal funds purchased	(69,900)	—
Proceeds from convertible notes, net of issuance fees	212,920	—
Purchase of treasury stock	(78,961)	—
Cash dividends paid on common stock	(35,235)	(32,457)
Taxes paid in net settlement of restricted stock	(457)	—
Issuance of additional stock pursuant to various stock plans	209	649
Net cash provided by financing activities	596,563	325,952
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,636)	9,081
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	492,000	437,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$466,364	$446,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$58,348	$43,620
Income taxes paid	$15,218	$61,314
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$1,876	$7,173
Transfer from loans receivable to loans held for sale	$6,155	$14,590
Transfer from loans held for sale to loans receivable	$478	$394
Transfer from premises and equipment to premises held for sale	$—	$3,300
Transfer of available for sale securities to equity investments with adoption of ASU 2016-01	$21,957	$—
New commitments to fund affordable housing partnership investments	$5,000	$26,500

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of June 30, 2018, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Virginia, Southern California, and Northern California, and a representative office in Seoul, Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2018 and December 31, 2017 and the results of operations for the three and six months ended June 30, 2018 and 2017. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Subsequently in July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases Topic 842, Targeted Improvements”, to provide additional clarification, implementation, and transition guidance on certain aspects of ASU 2016-02. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 and ASU 2018-10 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Under ASU 2018-11, an additional transition option was provided that would allow entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Under this optional transition method, entities will be allowed to continue using and presenting leases under ASC 840 for prior years comparative periods and then prospectively adopt ASC 842 on January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings. The Company estimated that there are approximately 100 operating leases that will be accounted for under ASU 2016-02 at the adoption date. The Company plans to elect the transition option to not reassess the following at adoption date: whether contracts are or contain leases, the lease classification for any expired or existing leases, and the evaluation of initial direct costs associated with existing leases. In July 2018, the Company engaged a new software vendor to assist the Company with the administration and accounting of leases under ASU 2016-02. The Company is currently in the process of evaluating the financial impact of the pending adoption of the new standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, also referred to as “CECL”. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company has established a CECL committee to oversee the development and implementation of ASU 2016-13. The Company is collaborating with a third party advisory team and has completed a gap assessment, a full implementation road-map and a detailed project plan. The Company has also engaged a software vendor to assist the Company to build a model that is compliant with ASU 2016-13 by the effective date. Based on the Company’s initial assessment of the ASU 2016-13, the Company expects the new guidance will result in additional required allowance for loan losses which could potentially have a material impact on its consolidated financial statements and regulatory capital ratios.
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
In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting”. ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  As ASU 2018-07 becomes effective, the accounting for share-based payments for nonemployees and employees will be substantially the same.  The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for annual period beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.  The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s consolidated financial statements as the Company has not historically issued share-based payments to nonemployees for goods and services.

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
Under the 2016 Plan, 1,113,746 shares were available for future grants as of June 30, 2018.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2016 Plan for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2018	1,075,423	$15.06
Granted	—	—
Exercised	(16,742)	11.76
Expired	(3,195)	16.66
Forfeited	(24,000)	17.18
Outstanding - June 30, 2018	1,031,486	$15.06	6.82	$2,861
Options exercisable - June 30, 2018	665,380	$13.98	6.14	$2,564

The following is a summary of restricted stock and performance unit activity under the 2016 Plan for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2018	379,419	$16.42
Granted	266,225	16.23
Vested	(63,105)	15.51
Forfeited	(17,556)	16.12
Outstanding - June 30, 2018	564,983	$16.50

The total fair value of restricted stock and performance units vested for the six months ended June 30, 2018 and 2017 was $1.2 million and $1.3 million, respectively.
On August, 21, 2017 the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares in the Company on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock based compensation expenses. The compensation expense for ESPP during the six months ended June 30, 2018 and 2017 was $148 thousand and $0, respectively.
The amount charged against income related to stock-based payment arrangements, including ESPP, was $915 thousand and $760 thousand for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, $1.9 million and $1.5 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $237 thousand and $292 thousand for the three months ended June 30, 2018 and 2017, respectively. The income tax benefit recognized for the six months ended June 30, 2018 and 2017, was approximately $482 thousand and $582 thousand, respectively.
At June 30, 2018, the unrecognized compensation expense related to non-vested stock option grants was $669 thousand which is expected to be recognized over a weighted average vesting period of 2.72 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $6.1 million which is expected to be recognized over a weighted average vesting period of 2.70 years.

4.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended June 30, 2018 and 2017, stock options and restricted shares awards for 306,136 and 530,334 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the six months ended June 30, 2018 and 2017, stock options and restricted shares awards for 303,338 and 542,328 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 20,673 shares and 20,087 shares of common stock were anti-dilutive and excluded for the three and six months ended June 30, 2018 and 2017, respectively.
During the second quarter of 2018, the Company issued $217.5 million in convertible notes. The convertible notes can be converted to the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the three and six months ended June 30, 2018, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the three and six months ended June 30, 2018.
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock. During the second quarter of 2018, the Company repurchased 4.4 million shares of common stock totaling $79.0 million which were recorded as treasury stock and these shares were excluded from weighted average shares and weighted average diluted shares for the three and six months ended June 30, 2018 after they were repurchased.
The following tables show the computation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018			2017
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$47,530	133,061,304	$0.36	$40,687	135,257,044	$0.30
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		291,537			356,137
Diluted EPS - common stock	$47,530	133,352,841	$0.36	$40,687	135,613,181	$0.30

	Six Months Ended June 30,
	2018			2017
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$98,762	134,283,216	$0.74	$76,897	135,252,556	$0.57
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		293,528			432,508
Diluted EPS - common stock	$98,762	134,576,744	$0.73	$76,897	135,685,064	$0.57

5.    Equity Investments
On January 1, 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets as of December 31, 2017 to retained earnings on January 1, 2018. Equity investments with readily determinable fair value at June 30, 2018, consisted of mutual funds and equity stock in other institutions in the amount of $21.4 million and $4.1 million, respectively and is included in “Interest bearing deposits in other financial institutions and other investments” on the consolidated statements of financial condition.
In accordance with ASU 2016-01, the change in fair value for equity investments with readily determinable fair value for the three and six months ended June 30, 2018 were recorded as other noninterest income as summarized in the table below:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investment securities	$(1)	$3,518
Net change in fair value recorded on equity investment securities sold during the period	—	—
Net change in fair value on equity investment securities at end of period	$(1)	$3,518

At June 30, 2018, the Company also had equity investment without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments are adjusted for changes in subsequent observable prices. At June 30, 2018 the total balance of equity investments without readily determinable fair values included in “Interest bearing deposits in other financial institutions and other investments” on the consolidated statements of financial condition was $18.2 million, consisting of $370 thousand in correspondent bank stock and community reinvestment act investments of $17.8 million. There was no impairment or subsequent observable price changes for investments without readily determinable fair values for the three and six month ended June 30, 2018.

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$928,000	$104	$(31,017)	$897,087
Mortgage-backed securities:
Residential	450,690	46	(16,141)	434,595
Commercial	435,745	123	(15,597)	420,271
Corporate securities	5,000	—	(595)	4,405
Municipal securities	80,725	281	(2,258)	78,748
Total investment securities available for sale	$1,900,160	$554	$(65,608)	$1,835,106

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$856,193	$58	$(17,542)	$838,709
Mortgage-backed securities:
Residential	477,676	521	(6,983)	471,214
Commercial	308,046	—	(6,681)	301,365
Corporate securities	4,997	—	(522)	4,475
Municipal securities	82,542	870	(875)	82,537
Total debt securities	1,729,454	1,449	(32,603)	1,698,300
Mutual funds	22,425	17	(485)	21,957
Total investment securities available for sale	$1,751,879	$1,466	$(33,088)	$1,720,257

As of June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At June 30, 2018 and December 31, 2017, $46.2 million and $19.0 million, respectively, in unrealized losses on securities available for sale net of taxes were included in accumulated other comprehensive loss. Also included in accumulated other comprehensive loss at June 30, 2018 and December 31, 2017, were unrealized losses on interest only strip net of taxes of $47 thousand and $41 thousand, respectively. There were no reclassifications out of accumulated other comprehensive loss into earnings during the three and six months ended June 30, 2018 or 2017.
On January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available-for-sale securities and accounts for these investments as equity investments with readily determinable fair value with changes in fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets as of December 31, 2017 to retained earnings on January 1, 2018. The subsequent changes to fair value for mutual funds were recorded as other noninterest income for the three and six months ended June 30, 2018.

The amortized cost and estimated fair value of investment securities at June 30, 2018, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	12,168	12,274
Due after five years through ten years	33,467	33,184
Due after ten years	40,090	37,695
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	928,000	897,087
Mortgage-backed securities:
Residential	450,690	434,595
Commercial	435,745	420,271
Total	$1,900,160	$1,835,106

Securities with carrying values of approximately $356.8 million and $359.2 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, pledged for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of June 30, 2018
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	41	$399,114	$(11,993)	55	$393,190	$(19,024)	96	$792,304	$(31,017)
Mortgage-backed securities:
Residential*	27	212,680	(6,103)	22	198,956	(10,038)	49	411,636	(16,141)
Commercial*	21	243,579	(6,885)	10	129,984	(8,712)	31	373,563	(15,597)
Corporate securities	1	4,405	(595)	—	—	—	1	4,405	(595)
Municipal securities	63	39,391	(694)	3	20,090	(1,564)	66	59,481	(2,258)
Total	153	$899,169	$(26,270)	90	$742,220	$(39,338)	243	$1,641,389	$(65,608)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2017
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	38	$425,198	$(5,954)	53	$408,526	$(11,588)	91	$833,724	$(17,542)
Mortgage-backed securities:
Residential*	20	195,086	(1,282)	23	230,616	(5,701)	43	425,702	(6,983)
Commercial*	16	186,357	(1,614)	8	115,008	(5,067)	24	301,365	(6,681)
Corporate securities	1	4,475	(522)	—	—	—	1	4,475	(522)
Municipal securities	18	9,295	(69)	3	22,144	(806)	21	31,439	(875)
Mutual funds	1	8,899	(101)	3	11,579	(384)	4	20,478	(485)
Total	94	$829,310	$(9,542)	90	$787,873	$(23,546)	184	$1,617,183	$(33,088)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company evaluates securities for other-than-temporary-impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair values of the securities have been less than the cost of the securities, and management’s intention to sell, or whether it is more likely than not that management will be required to sell the security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, the Company considers, among other considerations, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
The Company had collateralized mortgage obligations, mortgage backed securities, and municipal securities that were in a continuous unrealized loss position for twelve months or longer as of June 30, 2018. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had unrealized losses of $19.0 million at June 30, 2018 and total mortgage backed securities in a continuous loss position for twelve months or longer had total unrealized losses of $18.8 million. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Municipal securities that were in a continuous loss position for twelve months or longer had unrealized losses of $1.6 million at June 30, 2018. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on U.S. Government sponsored collateralized mortgage obligations and mortgage backed securities, and municipal securities that were in an unrealized loss position at June 30, 2018.
The Company considers the losses on the investments in unrealized loss positions at June 30, 2018 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$45,383	$49,774
Commercial	8,165,420	8,142,036
Construction	301,937	316,412
Total real estate loans	8,512,740	8,508,222
Commercial business	2,131,301	1,780,869
Trade finance	156,181	166,664
Consumer and other	872,562	647,102
Total loans outstanding	11,672,784	11,102,857
Deferred loan fees, net	(1,344)	(282)
Loans receivable	11,671,440	11,102,575
Allowance for loan losses	(89,881)	(84,541)
Loans receivable, net of allowance for loan losses	$11,581,559	$11,018,034

The loan portfolio is made up of four segments: real estate loans, commercial business, trade finance, and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method (“Legacy Loans”) and previously acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses (“Acquired Loans”). Acquired Loans are further segregated between purchased credit impaired loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30, or “PCI loans”) and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or “non-PCI loans”).
The following table presents changes in the accretable discount on the PCI loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$54,846	$51,651	$55,002	$43,611
Accretion	(5,959)	(5,212)	(11,731)	(10,560)
Reclassification from nonaccretable difference	4,686	7,218	10,302	20,606
Balance at end of period	$53,573	$53,657	$53,573	$53,657
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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended June 30, 2018
Balance, beginning of period	$45,977	$20,387	$1,767	$3,934	$13,048	$1,308	$38	$2	$86,461
Provision (credit) for loan losses	1,776	487	(796)	1,086	(141)	(96)	(35)	19	2,300
Loans charged off	(144)	(446)	—	(229)	(92)	(352)	—	—	(1,263)
Recoveries of charge offs	626	1,603	12	8	1	131	—	2	2,383
Balance, end of period	$48,235	$22,031	$983	$4,799	$12,816	$991	$3	$23	$89,881

Six Months Ended June 30, 2018
Balance, beginning of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541
Provision (credit) for loan losses	2,255	3,776	(715)	1,963	(314)	(2,142)	(39)	16	4,800
Loans charged off	(207)	(788)	—	(576)	(194)	(566)	—	—	(2,331)
Recoveries of charge offs	827	1,815	24	27	2	172	—	4	2,871
Balance, end of period	$48,235	$22,031	$983	$4,799	$12,816	$991	$3	$23	$89,881

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended June 30, 2017
Balance, beginning of period	$43,929	$17,479	$624	$2,022	$13,455	$944	$187	$19	$78,659
Provision (credit) for loan losses	(2,596)	3,741	900	500	(69)	374	(81)	(9)	2,760
Loans charged off	(892)	(425)	(528)	(241)	19	(55)	—	—	(2,122)
Recoveries of charge offs	37	700	4	1	6	28	—	1	777
Balance, end of period	$40,478	$21,495	$1,000	$2,282	$13,411	$1,291	$106	$11	$80,074

Six Months Ended June 30, 2017
Balance, beginning of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
Provision (credit) for loan losses	3,510	857	1,203	684	906	1,122	106	(28)	8,360
Loans charged off	(2,046)	(3,615)	(2,104)	(520)	(317)	(125)	—	—	(8,727)
Recoveries of charge offs	58	823	4	2	31	177	—	3	1,098
Balance, end of period	$40,478	$21,495	$1,000	$2,282	$13,411	$1,291	$106	$11	$80,074

The following tables break out the allowance for loan losses and the recorded investment of loans outstanding (not including accrued interest receivable and net deferred loan costs or fees by individually impaired, general valuation, and PCI impairment, by portfolio segment, at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$6,353	$3,169	$252	$15	$305	$511	$—	$1	$10,606
Collectively evaluated for impairment	41,882	18,862	731	4,784	1,145	480	3	22	67,909
PCI loans	—	—	—	—	11,366	—	—	—	11,366
Total	$48,235	$22,031	$983	$4,799	$12,816	$991	$3	$23	$89,881

Loans outstanding:
Individually evaluated for impairment	$45,977	$30,151	$3,694	$851	$15,218	$16,800	$2,961	$2,111	$117,763
Collectively evaluated for impairment	6,446,113	1,939,901	149,012	717,591	1,857,454	118,508	514	143,156	11,372,249
PCI loans	—	—	—	—	147,978	25,941	—	8,853	182,772
Total	$6,492,090	$1,970,052	$152,706	$718,442	$2,020,650	$161,249	$3,475	$154,120	$11,672,784

	December 31, 2017
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,378	$2,807	$3	$35	$246	$854	$—	$—	$5,323
Collectively evaluated for impairment	43,982	14,421	1,671	3,350	1,036	2,673	42	3	67,178
PCI loans	—	—	—	—	12,040	—	—	—	12,040
Total	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541

Loans outstanding:
Individually evaluated for impairment	$41,041	$31,322	$3,951	$908	$14,239	$18,733	$2,984	$1,171	$114,349
Collectively evaluated for impairment	6,172,448	1,459,273	152,204	477,375	2,120,001	244,980	7,525	157,794	10,791,600
PCI loans	—	—	—	—	160,493	26,561	—	9,854	196,908
Total	$6,213,489	$1,490,595	$156,155	$478,283	$2,294,733	$290,274	$10,509	$168,819	$11,102,857
As of June 30, 2018 and December 31, 2017, the reserve for unfunded loan commitments recorded in other liabilities was $786 thousand and $836 thousand, respectively. For the three months ended June 30, 2018 and 2017, recognized provision for unfunded commitments recorded in credit related expense was $150 thousand and $201 thousand, respectively. For the six months ended June 30, 2018 and 2017, the recognized (credit) provision for unfunded commitments was $(50) thousand and $442 thousand, respectively.

The recorded investment of individually impaired loans and the total impaired loans net of specific allowance is presented in the following table:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
With allocated specific allowance
Without charge off	$48,192	$28,614
With charge off	1,188	3,044
With no allocated specific allowance
Without charge off	61,806	77,533
With charge off	6,577	5,158
Specific allowance on impaired loans	(10,606)	(5,323)
Impaired loans, net of specific allowance	$107,157	$109,026

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) as of June 30, 2018 and December 31, 2017, and the average recorded investment and interest income recognized for the three and six months ended June 30, 2018 and 2017. Impaired loans with no related allowance are believed by management to be adequately collateralized.

	As of June 30, 2018			As of December 31, 2017
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$251	$251	$2	$—	$—	$—
Real estate—commercial
Retail	7,790	8,027	5,662	532	531	131
Hotel & motel	2,758	3,055	860	2,931	5,090	284
Gas station & car wash	—	—	—	—	—	—
Mixed use	3,012	3,071	15	312	958	4
Industrial & warehouse	2,855	3,688	103	772	1,482	96
Other	3,918	4,304	16	4,397	4,401	1,109
Real estate—construction	—	—	—	—	—	—
Commercial business	24,098	25,806	3,680	18,330	22,757	3,661
Trade finance	3,694	3,694	252	3,861	3,861	3
Consumer and other	1,004	39	16	523	524	35
Subtotal	$49,380	$51,935	$10,606	$31,658	$39,604	$5,323
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	7,867	10,855	—	11,792	13,923	—
Hotel & motel	4,388	10,113	—	2,841	5,288	—
Gas station & car wash	336	1,718	—	591	1,764	—
Mixed use	3,847	6,001	—	1,101	3,490	—
Industrial & warehouse	11,165	12,127	—	8,429	8,525	—
Other	13,008	16,760	—	20,282	24,412	—
Real estate—construction	—	—	—	1,300	1,441	—
Commercial business	22,853	27,248	—	31,725	33,207	—
Trade finance	2,961	2,961	—	3,074	3,091	—
Consumer and other	1,958	149	—	1,556	1,676	—
Subtotal	$68,383	$87,932	$—	$82,691	$96,817	$—
Total	$117,763	$139,867	$10,606	$114,349	$136,421	$5,323
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$125	$—	$—	$—	$84	$—	$—	$—
Real estate—commercial
Retail	7,088	7	1,022	4	4,902	15	1,380	7
Hotel & motel	2,792	—	4,119	16	2,838	—	4,875	32
Gas station & car wash	—	—	—	—	—	—	72	—
Mixed use	2,985	39	268	2	2,094	75	247	3
Industrial & warehouse	2,616	36	1,692	—	2,002	67	1,305	—
Other	6,655	24	13,584	60	5,902	47	16,583	117
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	27,487	168	23,154	233	24,435	331	24,284	456
Trade finance	3,146	63	2,018	106	3,384	121	2,049	157
Consumer and other	748	6	77	1	673	6	82	2
Subtotal	$53,642	$343	$45,934	$422	$46,314	$662	$50,877	$774
With no related allowance:
Real estate—residential	$—	$—	$732	$—	$—	$—	$1,675	$—
Real estate—commercial
Retail	10,917	36	13,214	82	11,209	71	13,060	161
Hotel & motel	3,713	—	9,545	—	3,423	—	8,404	—
Gas station & car wash	542	—	3,633	—	558	—	4,103	—
Mixed use	2,475	50	3,879	—	2,017	100	5,020	—
Industrial & warehouse	11,886	56	8,612	58	10,733	112	8,965	116
Other	13,587	112	14,173	81	15,819	233	16,176	162
Real estate—construction	650	—	2,078	—	867	—	1,819	—
Commercial business	20,530	37	9,953	41	19,752	63	9,527	83
Trade finance	3,165	47	2,298	2	3,134	90	2,838	3
Consumer and other	1,807	—	1,070	6	1,718	—	1,071	13
Subtotal	$69,272	$338	$69,187	$270	$69,230	$669	$72,658	$538
Total	$122,914	$681	$115,121	$692	$115,544	$1,331	$123,535	$1,312
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	As of June 30, 2018			As of December 31, 2017
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$251	$251	$2	$—	$—	$—
Real estate—commercial
Retail	1,093	1,106	182	262	261	126
Hotel & motel	73	345	8	85	86	2
Gas station & car wash	—	—	—	—	—	—
Mixed use	2,839	2,839	14	129	129	1
Industrial & warehouse	268	1,090	96	221	896	96
Other	1,313	1,313	3	319	323	21
Real estate—construction	—	—	—	—	—	—
Commercial business	4,653	5,584	511	1,987	2,903	854
Trade finance	—	—	—	—	—	—
Consumer and other	153	—	1	—	—	—
Subtotal	$10,643	$12,528	$817	$3,003	$4,598	$1,100
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,918	3,657	—	3,412	4,099	—
Hotel & motel	1,573	2,991	—	482	1,887	—
Gas station & car wash	188	708	—	1	28	—
Mixed use	71	1,967	—	152	2,240	—
Industrial & warehouse	119	894	—	45	45	—
Other	4,512	5,281	—	9,131	9,951	—
Real estate—construction	—	—	—	—	—	—
Commercial business	12,147	12,708	—	16,746	16,926	—
Trade finance	2,961	2,961	—	2,984	3,001	—
Consumer and other	1,958	149	—	1,171	1,291	—
Subtotal	$26,447	$31,316	$—	$34,124	$39,468	$—
Total	$37,090	$43,844	$817	$37,127	$44,066	$1,100
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Impaired Acquired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$125	$—	$—	$—	$84	$—	$—	$—
Real estate—commercial
Retail	800	—	753	4	621	—	1,110	7
Hotel & motel	79	—	176	—	81	—	117	—
Gas station & car wash	—	—	—	—	—	—	—	—
Mixed use	2,899	39	249	2	1,976	75	212	3
Industrial & warehouse	266	—	251	—	251	1	168	—
Other	3,314	19	330	4	2,316	37	333	8
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	8,243	41	744	—	6,158	80	594	—
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	76	2	—	—	51	2	—	—
Subtotal	$15,802	$101	$2,503	$10	$11,538	$195	$2,534	$18
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$226	$—
Real estate—commercial
Retail	3,108	31	2,903	15	3,209	61	2,985	30
Hotel & motel	1,029	—	4,823	—	847	—	4,805	—
Gas station & car wash	193	—	539	—	129	—	882	—
Mixed use	36	—	2,664	—	74	—	3,548	—
Industrial & warehouse	491	—	65	1	342	—	65	2
Other	4,475	60	2,931	8	6,027	117	3,961	16
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	8,380	24	408	7	6,660	38	319	14
Trade finance	3,165	47	—	—	3,104	90	—	—
Consumer and other	1,618	—	441	2	1,463	—	437	4
Subtotal	$22,495	$162	$14,774	$33	$21,855	$306	$17,228	$66
Total	$38,297	$263	$17,277	$43	$33,393	$501	$19,762	$84
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

Generally, loans are placed on nonaccrual status if the principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the three and six months ended June 30, 2018 or 2017.
The following table represent the recorded investment in nonaccrual and loans past due over 90 days or more and still on accrual status by class of loans as of June 30, 2018 and December 31, 2017.

	Nonaccrual Loans(1)		Accruing Loans Past Due 90 or More Days
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	10,883	3,179	—	—
Hotel & motel	5,501	3,931	—	—
Gas station & car wash	149	590	2,564	—
Mixed use	762	1,132	—	—
Industrial & warehouse	6,195	3,403	—	—
Other	6,581	5,689	—	—
Real estate—construction	—	1,300	—	—
Commercial business	18,916	8,540	39	—
Trade finance	—	—	—	—
Consumer and other	481	471	427	407
Subtotal	$49,468	$28,235	$3,030	$407
Acquired Loans: (2)
Real estate—residential	$251	$—	$—	$—
Real estate—commercial
Retail	1,319	638	—	—
Hotel & motel	1,645	568	—	—
Gas station & car wash	188	1	—	—
Mixed use	71	152	—	—
Industrial & warehouse	363	221	—	—
Other	630	1,389	—	—
Real estate—construction	—	—	—	—
Commercial business	12,333	14,560	—	—
Trade finance	—	—	—	—
Consumer and other	1,958	1,011	—	—
Subtotal	$18,758	$18,540	$—	$—
Total	$68,226	$46,775	$3,030	$407
__________________________________

(1)	Total nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $26.0 million and $22.1 million, at June 30, 2018 and December 31, 2017, respectively.

(2)	Acquired Loans exclude PCI loans.

The following tables present the recorded investment in past due loans, including nonaccrual loans, by the number of days past due as of June 30, 2018 and December 31, 2017 by class of loans:

	As of June 30, 2018				As of December 31, 2017
	30-59 Past Due	60-89 Past Due	90 or More Past Due	Total Past Due	30-59 Past Due	60-89 Past Due	90 or More Past Due	Total Past Due
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	810	1,262	827	2,899	3,239	—	285	3,524
Hotel & motel	2,493	3,534	2,464	8,491	1,884	1,172	2,635	5,691
Gas station & car wash	—	—	2,598	2,598	956	—	435	1,391
Mixed use	—	189	590	779	129	—	952	1,081
Industrial & warehouse	118	1,115	2,472	3,705	1,121	99	2,473	3,693
Other	83	3,166	2,269	5,518	1,409	—	5,425	6,834
Real estate—construction	—	—	—	—	—	—	1,300	1,300
Commercial business	6,312	1,453	7,601	15,366	698	516	2,508	3,722
Trade finance	649	—	—	649	—	—	—	—
Consumer and other	2,802	113	427	3,342	7,512	97	494	8,103
Subtotal	$13,267	$10,832	$19,248	$43,347	$16,948	$1,884	$16,507	$35,339
Acquired Loans: (1)
Real estate—residential	$—	$—	$251	$251	$—	$—	$—	$—
Real estate—commercial
Retail	33	—	868	901	81	216	386	683
Hotel & motel	4,098	—	73	4,171	—	1,219	—	1,219
Gas station & car wash	123	—	160	283	1,161	41	1	1,203
Mixed use	—	—	71	71	151	—	152	303
Industrial & warehouse	—	—	363	363	804	264	221	1,289
Other	906	—	148	1,054	275	—	—	275
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	214	136	1,061	1,411	1,088	256	885	2,229
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	1,826	—	432	2,258	957	270	181	1,408
Subtotal	$7,200	$136	$3,427	$10,763	$4,517	$2,266	$1,826	$8,609
Total Past Due	$20,467	$10,968	$22,675	$54,110	$21,465	$4,150	$18,333	$43,948
__________________________________

(1)	Acquired Loans exclude PCI loans.
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

The following tables present the recorded investment of risk ratings for Legacy and Acquired Loans as of June 30, 2018 and December 31, 2017 by class of loans:

	As of June 30, 2018
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$32,669	$519	$404	$—	$33,592
Real estate—commercial
Retail	1,691,312	9,333	25,527	5,461	1,731,633
Hotel & motel	1,245,407	13,004	14,745	—	1,273,156
Gas station & car wash	774,954	5,686	2,916	—	783,556
Mixed use	456,488	6,971	6,279	—	469,738
Industrial & warehouse	625,276	13,527	29,909	—	668,712
Other	1,249,912	30,779	34,513	—	1,315,204
Real estate—construction	208,671	6,076	1,752	—	216,499
Commercial business	1,885,670	11,048	72,943	391	1,970,052
Trade finance	146,267	4,491	1,948	—	152,706
Consumer and other	717,590	1	851	—	718,442
Subtotal	$9,034,216	$101,435	$191,787	$5,852	$9,333,290
Acquired Loans:
Real estate—residential	$11,283	$—	$508	$—	$11,791
Real estate—commercial
Retail	549,238	2,567	18,392	—	570,197
Hotel & motel	247,404	3,254	22,879	—	273,537
Gas station & car wash	171,446	279	8,557	—	180,282
Mixed use	87,724	2,135	11,030	—	100,889
Industrial & warehouse	221,227	10,147	17,773	248	249,395
Other	508,871	13,623	26,627	—	549,121
Real estate—construction	81,051	4,387	—	—	85,438
Commercial business	115,026	1,628	44,577	18	161,249
Trade finance	514	—	2,961	—	3,475
Consumer and other	147,619	39	6,309	153	154,120
Subtotal	$2,141,403	$38,059	$159,613	$419	$2,339,494
Total	$11,175,619	$139,494	$351,400	$6,271	$11,672,784

	As of December 31, 2017
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$33,557	$1,147	$1,439	$—	$36,143
Real estate—commercial
Retail	1,640,809	32,723	17,856	—	1,691,388
Hotel & motel	1,224,597	19,358	8,877	—	1,252,832
Gas station & car wash	737,485	9,013	590	—	747,088
Mixed use	421,755	4,581	1,477	—	427,813
Industrial & warehouse	577,344	16,716	24,317	—	618,377
Other	1,133,188	30,030	53,995	—	1,217,213
Real estate—construction	219,583	—	3,052	—	222,635
Commercial business	1,389,043	35,640	65,912	—	1,490,595
Trade finance	152,583	2,200	1,372	—	156,155
Consumer and other	477,370	5	908	—	478,283
Subtotal	$8,007,314	$151,413	$179,795	$—	$8,338,522
Acquired Loans:
Real estate—residential	$13,369	$262	$—	$—	$13,631
Real estate—commercial
Retail	630,555	6,921	20,797	—	658,273
Hotel & motel	275,191	4,247	24,987	—	304,425
Gas station & car wash	194,063	2,872	8,992	—	205,927
Mixed use	94,864	5,725	14,738	—	115,327
Industrial & warehouse	250,049	14,973	16,358	265	281,645
Other	568,545	19,848	33,335	—	621,728
Real estate—construction	93,777	—	—	—	93,777
Commercial business	236,705	8,593	44,964	12	290,274
Trade finance	7,455	—	3,054	—	10,509
Consumer and other	162,495	37	6,202	85	168,819
Subtotal	$2,527,068	$63,478	$173,427	$362	$2,764,335
Total	$10,534,382	$214,891	$353,222	$362	$11,102,857
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held to investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held to investment to held for sale for the three and six months ended June 30, 2018 and 2017 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Transfer of loans receivable to held for sale	(Dollars in thousands)
Real estate - commercial	$—	$2,671	$—	$11,370
Commercial business	—	2,243	—	2,995
Consumer	—	225	6,155	225
Total	$—	$5,139	$6,155	$14,590

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
For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower’s credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Credit for loan losses on acquired loans for the three months ended June 30, 2018 was $253 thousand which included $449 thousand in credit for loan losses related to PCI loans. Credit for loan losses on acquired loans for the six months ended June 30, 2018 was $2.5 million which included $637 thousand in credit for loan losses related to PCI loans.
The following table presents breakdown of loans by impairment method at June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$251	$60,944	$—	$46,951	$6,655	$2,962	$117,763
Specific allowance	$2	$6,656	$—	$3,680	$252	$16	$10,606
Specific allowance to impaired loans	0.80%	10.92%	N/A	7.84%	3.79%	0.54%	9.01%
Other loans	$45,132	$8,104,476	$301,937	$2,084,350	$149,526	$869,600	$11,555,021
General allowance	$47	$53,925	$421	$19,342	$734	$4,806	$79,275
General allowance to other loans	0.10%	0.67%	0.14%	0.93%	0.49%	0.55%	0.69%
Total loans	$45,383	$8,165,420	$301,937	$2,131,301	$156,181	$872,562	$11,672,784
Total allowance for loan losses	$49	$60,581	$421	$23,022	$986	$4,822	$89,881
Total allowance to total loans	0.11%	0.74%	0.14%	1.08%	0.63%	0.55%	0.77%

	As of December 31, 2017
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$53,980	$1,300	$50,055	$6,935	$2,079	$114,349
Specific allowance	$—	$1,624	$—	$3,661	$3	$35	$5,323
Specific allowance to impaired loans	N/A	3.01%	N/A	7.31%	0.04%	1.68%	4.66%
Other loans	$49,774	$8,088,056	$315,112	$1,730,814	$159,729	$645,023	$10,988,508
General allowance	$88	$56,040	$930	$17,094	$1,713	$3,353	$79,218
General allowance to other loans	0.18%	0.69%	0.30%	0.99%	1.07%	0.52%	0.72%
Total loans	$49,774	$8,142,036	$316,412	$1,780,869	$166,664	$647,102	$11,102,857
Total allowance for loan losses	$88	$57,664	$930	$20,755	$1,716	$3,388	$84,541
Total allowance to total loans	0.18%	0.71%	0.29%	1.17%	1.03%	0.52%	0.76%
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
Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At June 30, 2018, total TDR loans were $69.6 million, compared to $78.5 million at December 31, 2017.

A summary of the recorded investment of TDRs on accrual and nonaccrual status by type of concession as of June 30, 2018 and December 31, 2017 is presented below:

	As of June 30, 2018
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$11,003	$1,227	$—	$12,230	$3,023	$538	$—	$3,561	$15,791
Maturity / amortization concession	10,367	13,638	7,078	31,083	551	15,070	199	15,820	46,903
Rate concession	4,970	836	100	5,906	1,020	—	—	1,020	6,926
Total	$26,340	$15,701	$7,178	$49,219	$4,594	$15,608	$199	$20,401	$69,620

	As of December 31, 2017
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$22,550	$376	$—	$22,926	$3,071	$170	$—	$3,241	$26,167
Maturity / amortization concession	4,768	25,584	7,442	37,794	1,536	5,264	98	6,898	44,692
Rate concession	5,444	996	90	6,530	1,083	18	—	1,101	7,631
Total	$32,762	$26,956	$7,532	$67,250	$5,690	$5,452	$98	$11,240	$78,490
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at June 30, 2018 were comprised of 21 commercial real estate loans totaling $26.3 million, 35 commercial business loans totaling $15.7 million, and 43 other loans totaling $7.2 million. TDRs on accrual status at December 31, 2017 were comprised of 24 commercial real estate loans totaling $32.8 million, 27 commercial business loans totaling $27.0 million and 56 other loans totaling $7.5 million. The Company expects that TDRs on accrual status as of June 30, 2018, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $3.9 million and $4.8 million of specific reserves to TDRs as of June 30, 2018 and December 31, 2017, respectively.

The following tables present the recorded investment of loans classified as TDRs during the three and six months ended June 30, 2018 and 2017 by class of loans:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
(Dollars in thousands)
Legacy Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	1	54	54	1	660	641
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	10	2,830	2,830	3	5,193	5,163
Trade finance	—	—	—	—	—	—
Consumer and other	1	70	70	—	—	—
Subtotal	12	$2,954	$2,954	4	$5,853	$5,804
Acquired Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	—	—	—	1	128	125
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	2	1,348	1,348	—	—	—
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	2	$1,348	$1,348	1	$128	$125
Total	14	$4,302	$4,302	5	$5,981	$5,929

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	2	66	66	1	660	641
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	1	2,093	2,093	—	—	—
Other	1	1,231	1,231	—	—	—
Real estate - construction	—	—	—	—	—	—
Commercial business	13	6,486	6,486	5	6,873	6,379
Trade finance	—	—	—	—	—	—
Consumer and other	1	70	70	—	—	—
Subtotal	18	$9,946	$9,946	6	$7,533	$7,020
Acquired Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	1	207	207	2	221	220
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	1	2,714	2,714	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	1	1,047	1,047	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	2	1,348	1,348	2	649	503
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	5	$5,316	$5,316	4	$870	$723
Total	23	$15,262	$15,262	10	$8,403	$7,743
For TDRs modified during the three months ended June 30, 2018, the Company recorded $44 thousand in specific reserves. There were no charge offs of TDR loans modified during the three and six months ended June 30, 2018. For TDR loans modified during the three and six months ended June 30, 2017, the Company recorded $1.1 million in specific reserves. Total charge offs of TDR loans modified during the three and six months ended June 30, 2017 totaled $131 thousand.

The following table presents loans modified as TDRs within the previous twelve months ended June 30, 2018 and June 30, 2017 that subsequently had payment defaults during the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Number of Loans	Balance	Number of Loans	Balance
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	1	796
Real estate—construction	—	—	—	—
Commercial business	4	1,188	2	846
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	4	$1,188	3	$1,642
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	—	—	1	10
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	—	$—	1	$10
Total	4	$1,188	4	$1,652

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Loans	Balance	Number of Loans	Balance
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	1	796
Real estate—construction	—	—	—	—
Commercial business	4	1,188	2	846
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	4	$1,188	3	$1,642
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	1	3,108	—	—
Real estate—construction	—	—	—	—
Commercial business	1	—	1	10
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	2	$3,108	1	$10
Total	6	$4,296	4	$1,652

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of June 30, 2018, there was $33 thousand in specific reserves for TDR loans that had payment defaults during the three and six months ended June 30, 2018. There were $51 thousand in charge offs for TDR loans that had payment defaults during the three and six months ended June 30, 2018.
There was four commercial business Legacy TDR loans totaling $1.2 million that subsequently defaulted during the three and six months ended June 30, 2018 that was modified through maturity extensions. There was one real estate commercial Acquired TDR loan totaling $3.1 million that subsequently defaulted during the six months ended June 30, 2018 that was modified through a payment concession.
As of June 30, 2017, the specific reserves totaled $181 thousand for the TDR loans that had payment defaults during the three and six months ended June 30, 2017. The total charge offs for the TDR loans that had payment defaults during the three and six months ended June 30, 2017 were $0 and $131 thousand, respectively.
There were three Legacy TDR loans that subsequently defaulted during the three and six months ended June 30, 2017 that were modified as follows: one real estate commercial TDR loan totaling $796 thousand was modified through payment concession, two commercial business loans totaling $846 thousand were modified through maturity concessions. There was one commercial business Acquired TDR loan totaling $10 thousand that subsequently defaulted during the three and six months ended June 30, 2017 that was modified through payment concession.

8.    Deposits
The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2018 and December 31, 2017, was $1.54 billion and $1.28 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at June 30, 2018 and December 31, 2017. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2018 and December 31, 2017, securities with carrying values of approximately $337.5 million and $337.7 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at June 30, 2018 and December 31, 2017, totaled $1.20 billion and $797.0 million, respectively. Brokered deposits at June 30, 2018 consisted of $257.9 million in money market and NOW accounts and $938.9 million in time deposits accounts. Brokered deposits at December 31, 2017 consisted of $258.5 million in money market and NOW accounts and $538.5 million in time deposit accounts.

9.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.63 billion at June 30, 2018, and $3.54 billion at December 31, 2017. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At June 30, 2018 and December 31, 2017, real estate secured loans with a carrying amount of approximately $5.82 billion and $4.91 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At June 30, 2018 and December 31, 2017, other than FHLB stock, no securities were pledged as collateral at FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At June 30, 2018 and December 31, 2017, FHLB advances totaling $837.0 million and $1.16 billion, respectively, had weighted average effective interest rates of 1.76% and 1.63%, respectively. FHLB advances at June 30, 2018 and December 31, 2017 had various maturities through December 2022. The effective interest rate of FHLB advances as of June 30, 2018 ranged between 1.06% and 2.39%. At June 30, 2018, the Company’s remaining borrowing capacity with the FHLB was $2.76 billion.
At December 31, 2017, the Company also had $69.9 million in overnight federal funds purchased from lines at other banks. There were no federal funds purchased from other banks at June 30, 2018.
At June 30, 2018, the contractual maturities for FHLB advances were as follows:

June 30, 2018
Scheduled maturities in:	(Dollars in thousands)
2018	$40,000
2019	320,000
2020	185,000
2021	145,000
2022 and thereafter	145,000
Premium on acquired advances - no maturity	1,994
Total Balance	$836,994

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the fair market value of the qualifying loans and securities that are pledged. At June 30, 2018, the outstanding principal balance of the qualifying loans pledged at the FRB was $791.5 million, and no investment securities were pledged. June 30, 2018 and December 31, 2017, the total available borrowing capacity at the FRB discount window was $609.1 million and $564.6 million, respectively. There were no borrowings outstanding at the FRB discount window as of June 30, 2018 and December 31, 2017.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At June 30, 2018, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at June 30, 2018:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	5.49%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	5.20%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	5.28%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	3.99%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	13,924	Variable	5.20%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,419	Variable	4.12%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	10,857	Variable	3.74%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	17,618	Variable	3.72%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,700	Variable	3.96%	06/30/2037
Total		$126,000	$101,386

The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2018 and is included in other assets. Although the subordinated debt issued by the trusts is not included as a component of stockholders’ equity in the consolidated statements of financial condition, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.
Under the “Merger and Acquisition Transition Provisions” in BASEL III, if a depository institution holding company of $15 billion or more acquires a depository institution holding company with total consolidated assets of less than $15 billion as of December 31, 2009, the non-qualifying capital instruments of the resulting organization will be subject to a phase-out schedule. The phase-out schedule ended in 2016 and therefore in accordance with BASEL III, the Company’s subordinated debenture will no longer qualify for Tier 1 capital treatment once the Company exceeds total consolidated assets of $15 billion or more since the Company had acquisitions subsequent to December 31, 2009. The subordinated debentures will be still be eligible for Tier 2 inclusion once the Company exceeds $15 billion or more in total consolidated assets.
Convertible Notes
On May 11, 2018, the Company issued $200 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional investors under Rule 144A of the Securities Act of 1933. Subsequently on June 7, 2018, an additional $17.5 million in convertible notes were issued as part of the initial offering over-allotment option. In total, the Company issued $217.5 million in convertible notes during the second quarter of 2018. The convertible notes can be converted to the Company’s share of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock which represents a premium of 22.5% to the closing stock price on the date of the pricing of the notes). The convertible notes can be called by the Company, in part or in whole, on or after May 20, 2023 for 100% of the principal amount in cash. Holders of the convertible notes also have the option to repurchase or put the notes on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash.

The convertible notes were issued as part of the Company’s plan to repurchase its common stock. On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to use up to $100.0 million of the proceeds from the convertible notes offering to repurchase its common stock. The net proceeds from the offering, after deducting the initial purchaser’s discount, was approximately $213.2 million. Of the total net proceeds, $113.2 million was down-streamed to the Bank as equity and the remaining $100.0 million was allocated for share repurchases. The Company used approximately $76.0 million of the allocated $100.0 million for share repurchases to repurchase shares of its common stock from purchasers of the convertible notes in privately negotiated transactions at a purchase price per share equal to the $18.11 per share closing price of the Company’s common stock. Subsequently, the Company repurchased additional shares of common stock on the open market. At June 30, 2018, total shares repurchased by the Company was $79.0 million, or 4.4 million shares at a weighted average price of $18.1032.
In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be five years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and carrying value as of June 30, 2018 is presented below:

		As of June 30, 2018
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	518	(21,362)
Issuance costs to be capitalized	5 years	(4,119)	101	(4,018)
Carrying balance of convertible notes		$191,501	$619	$192,120
Interest expense on the convertible notes for the three and six months ended June 30, 2018 totaled $1.2 million. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible note. Subsequent to May 15, 2023, interest expense on the convertible note will consist of only accrued interest on the coupon.

11.    Derivative Financial Instruments
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The changes in fair value is recognized in the income statement in other income and fees.
At June 30, 2018 and December 31, 2017, interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	As of June 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Interest rate swaps on loans with loan customers:
Notional amount	$298,082	$274,156
Weighted average remaining term	6.8 years	7.3 years
Received fixed rate (weighted average)	4.41%	4.34%
Pay variable rate (weighted average)	4.27%	3.74%
Estimated fair value	$(10,534)	$(2,838)
Back to back interest rate swaps with correspondent banks:
Notional amount	$298,082	$274,156
Weighted average remaining term	6.8 years	7.3 years
Received variable rate (weighted average)	4.27%	3.74%
Pay fixed rate (weighted average)	4.41%	4.34%
Estimated fair value	$10,534	$2,838

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2018, the Company had approximately $2.1 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2017, the Company had approximately $4.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of June 30, 2018		As of December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$2,107	$17	$4,795	$25
Forward sale contracts related to mortgage banking	$882	$1	$2,452	$8

Liabilities:
Interest rate lock commitments	$—	$—	$—	$—
Forward sale contracts related to mortgage banking	$1,225	$(5)	$2,343	$5

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
Commitments at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$1,676,694	$1,526,981
Standby letters of credit	77,758	74,748
Other letters of credit	125,630	74,147
Commitments to fund investments in affordable housing partnerships	38,056	38,467
Interest rate lock	2,107	4,795
Forward sale commitments	2,107	4,795
Operating lease commitments	69,304	66,698
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $420 thousand at June 30, 2018 and $414 thousand at December 31, 2017. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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
The carrying amount of the Company’s goodwill as of June 30, 2018 and December 31, 2017 was $464.5 million. There was no impairment of goodwill during the three and six months ended June 30, 2018.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $615 thousand and $676 thousand for the three months ended June 30, 2018 and 2017, respectively. The amortization expense related to core deposit intangible assets totaled $1.2 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2018:

		As of June 30, 2018
Core Deposit Intangibles Related To:	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(4,033)	$67
Pacific International Bank acquisition	7 years	604	(556)	48
Foster Bankshares acquisition	10 years	2,763	(1,765)	998
Wilshire Bancorp acquisition	10 years	18,138	(3,959)	14,179
Total		$25,605	$(10,313)	$15,292
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of June 30, 2018 and December 31, 2017, the Company did not have a valuation allowance for servicing assets.
The changes in servicing assets for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$24,866	$25,941	$24,710	$26,457
Additions through originations of servicing assets	1,600	1,316	3,316	2,612
Amortization	(2,086)	(1,919)	(3,646)	(3,731)
Adjustments	670	—	670	—
Balance at end of period	$25,050	$25,338	$25,050	$25,338

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.54 billion as of June 30, 2018 and $1.51 billion as of December 31, 2017.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at June 30, 2018 and December 31, 2017 are presented below.

	June 30, 2018	December 31, 2017
SBA Servicing Assets:
Weighted-average discount rate	12.09%	11.13%
Constant prepayment rate	9.99%	8.38%
Mortgage Servicing Assets:
Weighted-average discount rate	10.13%	9.63%
Constant prepayment rate	7.65%	9.05%

14.    Income Taxes
For the three months ended June 30, 2018, the Company had an income tax provision totaling $16.6 million on pretax income of $64.2 million, representing an effective tax rate of 25.92%, compared with an income tax provision of $25.5 million on pretax income of $66.1 million, representing an effective tax rate of 38.48% for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company had an income tax provision totaling $34.4 million on pretax income of $133.1 million, representing an effective tax rate of 25.81%, compared with an income tax provision of $48.5 million on pretax income of $125.3 million, representing an effective tax rate of 38.65% for the six months ended June 30, 2017. The reduction in effective tax rate for periods in 2018 compared to periods 2017 was primarily due to the reduction of federal income tax rate from 35% to 21% under comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) effective as of December 22, 2017, but the increase in affordable housing partnership investment tax credits for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, also contributed to the decline in the tax rate.
As of June 30, 2018, the Company has not yet completed accounting for the enactment of the Tax Act; however, the Company believes it has reasonably estimated the effects of the Tax Act by recording an income tax expense of $25.4 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As required by SAB 118, the Company will continue to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 and record appropriate income tax provision amounts in 2018. As a result of this process, through the second quarter of 2018, the Company recorded an additional income tax provision expense of $16 thousand for the six months ended June 30, 2018.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.4 million at June 30, 2018 and $2.1 million at December 31, 2017, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $438 thousand and $348 thousand, for accrued interest (no portion was related to penalties) at June 30, 2018 and December 31, 2017, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $2.4 million in the next twelve months due to a settlement with the state tax authorities.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2018.

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
Equity Investments With Readily Determinable Fair Value
The fair value of our equity investments with readily determinable fair value is comprised of mutual funds and equity stock. The fair value for these investments is obtained from unadjusted quoted prices in active markets on the date of measurement and is therefore classified as Level 1.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$897,087	$—	$897,087	$—
Mortgage-backed securities:		—		—
Residential	434,595	—	434,595	—
Commercial	420,271	—	420,271	—
Corporate securities	4,405	—	4,405	—
Municipal securities	78,748	—	77,683	1,065
Equity investments with readily determinable fair value	25,475	25,475	—	—
Mutual funds	—	—	—	—
Interest rate swaps	(10,534)	—	(10,534)	—
Mortgage banking derivatives	18	—	18	—

Liabilities:
Interest rate swaps	(10,534)	—	(10,534)	—
Mortgage banking derivatives	5	—	5	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Level 1, 2, and 3 during the three and six months ended June 30, 2018 and 2017.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning Balance	$1,079	$1,128	$1,108	$1,139
Total losses included in other comprehensive income	(14)	(1)	(43)	(12)
Ending Balance	$1,065	$1,127	$1,065	$1,127

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$13,660	$—	$—	$13,660
Commercial business	8,011	—	—	8,011
Trade finance	3,594	—	—	3,594
Consumer	66	—	—	66
OREO	3,741	—	—	3,741

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$6,086	$—	$—	$6,086
Commercial business	3,320	—	—	3,320
Consumer	84	—	—	84
OREO	5,615	—	—	5,615

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$966	$(433)	$(4,606)	$(2,435)
Commercial business	1,513	(4,027)	614	(5,001)
Trade Finance	(240)	(527)	(225)	(1,239)
Consumer	448	(229)	(763)	(495)
Loans held for sale, net	—	353	—	772
OREO	192	(733)	264	(1,328)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$466,364	$466,364	Level 1
Interest bearing deposits in other financial institutions and other investments	77,817	77,748	Level 2/3
Loans held for sale	26,866	28,781	Level 2
Loans receivable—net	11,581,559	11,521,742	Level 3
FHLB stock	26,947	N/A	N/A
Accrued interest receivable	30,954	30,954	Level 2/3
Servicing assets, net	25,050	25,814	Level 3
Customers’ liabilities on acceptances	868	868	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,038,265	$3,038,265	Level 2
Saving and other interest bearing demand deposits	3,512,388	3,512,388	Level 2
Time deposits	5,183,942	5,200,868	Level 2
FHLB advances	836,994	834,919	Level 2
Convertible notes, net	192,120	214,429	Level 1
Subordinated debentures	101,386	117,435	Level 2
Accrued interest payable	24,594	24,594	Level 2
Acceptances outstanding	868	868	Level 2

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$492,000	$492,000	Level 1
Interest bearing deposits in other financial institutions and other investments	53,366	52,960	Level 2/3
Loans held for sale	29,661	32,048	Level 2
Loans receivable—net	11,018,034	11,112,179	Level 3
FHLB stock	29,776	N/A	N/A
Accrued interest receivable	29,979	29,979	Level 2/3
Servicing assets, net	24,710	27,511	Level 3
Customers’ liabilities on acceptances	1,691	1,691	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,998,734	$2,998,734	Level 2
Saving and other interest bearing demand deposits	3,573,212	3,573,212	Level 2
Time deposits	4,274,663	4,263,585	Level 2
FHLB advances	1,157,693	1,220,529	Level 2
Federal funds purchased	69,900	69,900	Level 2
Subordinated debentures	100,853	100,853	Level 2
Accrued interest payable	15,961	15,961	Level 2
Acceptances outstanding	1,691	1,691	Level 2

During the first quarter of 2018, the Company adopted ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” Among other things, the guidance requires the Company to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion as opposed to an entry pricing notion. As of December 31, 2017, the Company used the entry prices to measure the fair value of certain assets and liabilities including loans, deposits, and subordinated debentures as permitted by ASC 820-10. However, upon adoption of ASU 2016-01, the Company began measuring these assets and liabilities based on the exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.
The methods and assumptions used to estimate fair value are described as follows:
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings and variable rate loans or deposits that reprice frequently and fully. For loans the fair value is determined through a discounted cash flow analysis which incorporates probability of default and loss given default rates on an individual loan basis. The discount rate is based on the LIBOR Swap Rate for fixed rate loans, while variable loans start with the corresponding index rate and an adjustment was made on certain loans which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Residential real estate loans fair values included Fannie Mae and Freddie Mac prepayment speed assumptions or a third party index based on historical prepayment speeds. Fair value of time deposits is based discounted cash flow analysis using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposits fair values incorporated brokered time deposit offering rates. The fair value of the Company’s debt is based on current rates for similar financing. Fair value for the Company’s convertible notes is based on the actual last traded price of the notes. It was not practicable to determine the fair value of FRB stock or FHLB stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

16.    Stockholders’ Equity
Total stockholders’ equity at June 30, 2018 was $1.91 billion, compared to $1.93 billion at December 31, 2017.
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of June 30, 2018, the U.S. Treasury Department held one remaining warrant for the purchase of 20,673 shares of the Company’s common stock.
During the second quarter of 2018, the Company recorded $21.4 million in additional paid-in capital from the convertible notes issued. The $21.4 million included $21.9 million for the equity component of the convertible notes offset by $461 thousand in issuance costs from the convertible notes that was allocated to equity. The Company also recorded a tax adjustment on the equity component of the convertible notes reducing additional paid-in capital by $6.4 million.
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock. During the second quarter of 2018, the Company repurchased 4.4 million shares of common stock which was recorded as treasury stock totaling $79.0 million. This led to a decline in stockholders’ equity at June 30, 2018 compared to December 31, 2017.
The Company paid a quarterly dividend of $0.13 per common share for the second quarter of 2018 compared to $0.12 per common share for the second quarter of 2017. For the six months ended June 30, 2018 and 2017, the Company paid total dividends of $0.26 and $0.24 per common share, respectively.
The following table presents the quarterly changes to accumulated other comprehensive (loss) income for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended,
	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Balance at beginning of period	$(38,640)	$(12,849)
Unrealized loss on securities available for sale and interest only strips	(9,249)	4,776
Tax effect	2,767	(2,016)
Total other comprehensive (loss) income	$(6,482)	$2,760
Balance at end of period	$(45,122)	$(10,089)

	Six Months Ended,
	June 30, 2018	June 30, 2017

	(Dollars in thousands)
Balance at beginning of period	$(21,781)	$(14,657)
Unrealized gains on securities available for sale and interest only strips	(33,898)	7,908
Tax effect	10,276	(3,340)
Total other comprehensive (loss) income	$(23,622)	$4,568
Reclassification to retained earnings per ASU 2016-01	281	—
Balance at end of period	$(45,122)	$(10,089)

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available-for-sale securities and accounts for these investments as equity investments with changes to fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $281 thousand in net unrealized losses included in other comprehensive income, net of taxes, at December 31, 2017 to retained earnings on January 1, 2018. For the three and six months ended and June 30, 2018 and 2017, there were no other reclassifications out of accumulated other comprehensive (loss) income.

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016, and increases 0.625% annually until 2019. As of June 30, 2018, the capital conservation buffer for the Company stood at 1.875%.

As of June 30, 2018, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
As of June 30, 2018 and December 31, 2017, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s capital amounts and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2018
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,470,620	11.74%	$563,726	4.50%	$798,612	6.375%	N/A	N/A
Bank	$1,727,710	13.79%	$563,692	4.50%	$798,563	6.375%	$814,221	6.50%
Total capital (to risk-weighted assets):
Company	$1,658,771	13.24%	$1,002,180	8.00%	$1,237,066	9.875%	N/A	N/A
Bank	$1,818,376	14.52%	$1,002,119	8.00%	$1,236,990	9.875%	$1,252,648	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,568,105	12.52%	$751,635	6.00%	$986,521	7.875%	N/A	N/A
Bank	$1,727,710	13.79%	$751,589	6.00%	$798,563	7.875%	$1,002,119	8.00%
Tier I capital (to average assets):
Company	$1,568,105	11.06%	$567,163	4.00%	N/A	N/A	N/A	N/A
Bank	$1,727,710	12.21%	$565,851	4.00%	N/A	N/A	$707,314	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,471,193	12.30%	$538,435	4.50%	$688,000	5.75%	N/A	N/A
Bank	$1,548,401	12.95%	$538,178	4.50%	$687,672	5.75%	$777,368	6.50%
Total capital (to risk-weighted assets):
Company	$1,653,521	13.82%	$957,217	8.00%	$1,106,782	9.25%	N/A	N/A
Bank	$1,633,778	13.66%	$956,761	8.00%	$1,106,255	9.25%	$1,195,951	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,568,144	13.11%	$717,913	6.00%	$867,478	7.25%	N/A	N/A
Bank	$1,548,401	12.95%	$717,571	6.00%	$687,672	7.25%	$956,761	8.00%
Tier I capital (to average assets):
Company	$1,568,144	11.54%	$543,528	4.00%	N/A	N/A	N/A	N/A
Bank	$1,548,401	11.40%	$543,441	4.00%	N/A	N/A	$679,301	5.00%

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
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also out of scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, wire transfer fees, and OREO related net gains or expenses. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest revenue streams in-scope of Topic 606 are discussed below.
Service Charges on Deposit Accounts and Wire Transfer Fees
Service charges on noninterest and interest bearing deposit accounts consist of monthly service charges, customer analysis charges, non-sufficient funds (“NSF”) charges, other deposit account related charges, and wire transfer fees. The Company’s performance obligation for account analysis charges and monthly service charges is generally satisfied, and the related revenue recognized, over the period in which the service is provided. NSF charges and other deposit account related charges are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30
	2018	2017	2018	2017
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$446	$444	$885	$908
Customer analysis charges	2,036	2,164	4,060	4,344
NSF charges	1,895	2,320	3,986	4,734
Other service charges	221	235	454	498
Total noninterest bearing deposit account income	4,598	5,163	9,385	10,484

Interest bearing deposit account income:
Monthly service charges	15	16	29	33

Total service fees on deposit accounts	$4,613	$5,179	$9,414	$10,517

Wire transfer fees income:
Wire transfer fees	$1,149	$1,229	$2,229	$2,330
Foreign exchange fees	101	114	228	199
Total wire transfer fees	$1,250	$1,343	$2,457	$2,529

OREO Income (Expense)
OREO is often sold in a transaction that, under ASU 2014-09, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC Subtopic 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at a point in time. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. The Company recognized a gain on sale of OREO of $79 thousand and $86 thousand for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized a gain on sale of OREO of $151 thousand and $82 thousand, respectively.

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$159,910	$138,533	$310,320	$271,276
Interest expense	37,091	21,713	67,433	39,551
Net interest income	122,819	116,820	242,887	231,725
Provision for loan losses	2,300	2,760	4,800	8,360
Net interest income after provision for loan losses	120,519	114,060	238,087	223,365
Noninterest income	15,269	16,115	35,119	33,718
Noninterest expense	71,629	64,037	140,082	131,736
Income before income tax provision	64,159	66,138	133,124	125,347
Income tax provision	16,629	25,451	34,362	48,450
Net income	$47,530	$40,687	$98,762	$76,897
Per Share Data:
Earnings per common share - basic	$0.36	$0.30	$0.74	$0.57
Earnings per common share - diluted	$0.36	$0.30	$0.73	$0.57
Book value per common share (period end)	$14.53	$14.09	$14.53	$14.09
Cash dividends declared per common share	$0.13	$0.12	$0.26	$0.24
Tangible book value per common share (period end) (9)	$10.87	$10.52	$10.87	$10.52
Number of common shares outstanding (period end)	131,167,705	135,297,678	131,167,705	135,297,678
Weighted average shares - basic	133,061,304	135,257,044	134,283,216	135,252,556
Weighted average shares - diluted	133,352,841	135,613,181	134,576,744	135,685,064
Tangible common equity to tangible assets	9.91%	10.64%	9.91%	10.64%

Average Balance Sheet Data:
Assets	$14,596,963	$13,470,745	$14,406,664	$13,403,609
Securities available for sale	1,732,908	1,609,310	1,703,180	1,588,519
Loans receivable and loans held for sale	11,364,229	10,536,428	11,230,788	10,459,527
Deposits	11,543,869	10,680,094	11,326,325	10,644,302
Stockholders’ equity	1,922,290	1,892,126	1,926,766	1,880,626

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Selected Performance Ratios:
Return on average assets (1)	1.30%	1.21%	1.37%	1.15%
Return on average stockholders’ equity (1)	9.89%	8.60%	10.25%	8.18%
Return on average tangible equity (1) (8)	13.18%	11.54%	13.66%	11.00%
Dividend payout ratio (dividends per share / diluted earnings per share)	36.48%	40.00%	35.43%	42.35%
Efficiency ratio (2)	51.87%	48.17%	50.39%	49.63%
Net interest spread	3.14%	3.42%	3.19%	3.46%
Net interest margin (3)	3.61%	3.75%	3.64%	3.76%

	At June 30,
	2018	2017
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$14,870,008	$13,859,217
Securities available for sale	1,835,106	1,680,382
Loans receivable	11,671,440	10,816,419
Deposits	11,734,595	10,955,101
FHLB advances	836,994	793,403
Convertible notes, net	192,120	—
Subordinated debentures	101,386	100,328
Stockholders’ equity	1,905,676	1,906,294

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.06%	11.80%
Common equity Tier 1 capital ratio (10)	11.74%	12.18%
Tier 1 risk-based capital ratio	12.52%	13.00%
Total risk-based capital ratio	13.24%	13.70%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.77%	0.74%
Allowance for loan losses to nonaccrual loans	131.74%	169.07%
Allowance for loan losses to nonperforming loans (6)	74.61%	78.12%
Allowance for loan losses to nonperforming assets (7)	69.60%	64.40%
Nonaccrual loans to loans receivable	0.58%	0.44%
Nonperforming loans to loans receivable (6)	1.03%	0.95%
Nonperforming assets to loans receivable and OREO (7)	1.11%	1.15%
Nonperforming assets to total assets (7)	0.87%	0.90%
__________________________________

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$47,530	$40,687	$98,762	$76,897

Average stockholders’ equity	$1,922,290	$1,892,126	$1,926,766	$1,880,626
Less: Average goodwill and core deposit intangible assets, net	(480,127)	(482,270)	(480,433)	(482,128)
Average tangible equity	$1,442,163	$1,409,856	$1,446,333	$1,398,498

Net income (annualized) to average tangible equity	13.18%	11.54%	13.66%	11.00%

	At June 30,
	2018	2017
	(Dollars in thousands, except share data)
Total stockholders’ equity	$1,905,676	$1,906,294
Less: Goodwill and core deposit intangible assets, net	(479,742)	(482,324)
Tangible common equity	$1,425,934	$1,423,970

Common shares outstanding	131,167,705	135,297,678

Tangible book value per common share(9)	$10.87	$10.52
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

	At June 30,
	2018	2017
	(Dollars in thousands)
Tier 1 capital	$1,568,105	$1,535,333
Less: Trust preferred securities less unamortized acquisition discount	(97,485)	(96,426)
Common equity tier 1 capital	$1,470,620	$1,438,907

Total risk-weighted assets less disallowed allowance for loan losses	$12,527,248	$11,814,607

Common equity tier 1 capital ratio(10)	11.74%	12.18%
__________________________________
(10) The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

Results of Operations
Overview
Total assets increased $663.3 million from $14.21 billion at December 31, 2017 to $14.87 billion at June 30, 2018. The increase in total assets was primarily due to an increase in net loans receivable of $563.5 million and an increase in securities available for sale of $114.8 million during the six months ended June 30, 2018. The increase in assets from December 31, 2017 to June 30, 2018 was funded by an increase in deposits and net funds received from the convertible note issuance partly offset by the repayment of FHLB advances.
Net income for the second quarter of 2018 was $47.5 million, or $0.36 per diluted common share, compared to $40.7 million, or $0.30 per diluted common share, for the same period of 2017, which was an increase of $6.8 million, or 16.8%. The increase in net income was mostly due to the increase in interest income from the increase in the volume and rate on loans receivable for the second quarter of 2018 compared to the second quarter of 2017 partially offset by an increase in interest expense due to the increase in volume and rates on deposits for the same period. Net interest income before provision for loan losses increased $6.0 million in the second quarter of 2018 to $122.8 million compared to $116.8 million in the second quarter of 2017.
Net income for the six months ended June 30, 2018 was $98.8 million, or $0.73 per diluted common share, compared to $76.9 million, or $0.57 per diluted common share, for the same period of 2017, which represents an increase of $21.9 million , or 28.4%. The increase in net income was largely due to the increase in interest income from the increase on loans receivable for the six months ended June 30, 2018 compared to the same period in the prior year partially offset by an increase in interest expense.
Net income also increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 due in part to the impact of the Tax Act which lowered the corporate tax rate from 35% to 21% starting January 1, 2018.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that are included in net income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$3,189	$3,501	$6,386	$6,177
Accretion of discounts on purchased credit impaired loans	5,959	5,212	11,731	10,560
Amortization of premiums on investments in affordable housing partnerships	(85)	(85)	(169)	(169)
Amortization of premiums on assumed FHLB advances	352	446	699	887
Accretion of discounts on assumed subordinated debt	(269)	(261)	(533)	(520)
Amortization of premiums on assumed time deposits and savings	—	1,218	1	4,694
Amortization of core deposit intangibles	(615)	(676)	(1,231)	(1,352)
Total	$8,531	$9,355	$16,884	$20,277
The annualized return on average assets was 1.30% for the second quarter of 2018 compared to 1.21% for the same period of 2017. The annualized return on average stockholders’ equity was 9.89% for the second quarter of 2018 compared to 8.60% for the same period of 2017. The efficiency ratio was 51.87% for the second quarter of 2018 compared to 48.17% for the same period of 2017.
The annualized return on average assets was 1.37% for the six months ended June 30, 2018 compared to 1.15% for the same period of 2017. The annualized return on average stockholders’ equity was 10.25% for the six months ended June 30, 2018 compared to 8.18% for the same period of 2017. The efficiency ratio was 50.39% for the six months ended June 30, 2018 compared to 49.63% for the same period of 2017.

Net Interest Income and Net Interest Margin
Net Interest Income
A principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits, borrowed funds, and convertible notes. Net interest income expressed as a percentage of average interest earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest earning assets less the cost of average interest bearing liabilities. Net interest income is affected by changes in the balances of interest earning assets and interest bearing liabilities and changes in the yields earned on interest earning assets and the rates paid on interest bearing liabilities.
Comparison of Three Months Ended June 30, 2018 with the Three Months Ended June 30, 2017
Net interest income before provision for loan losses was $122.8 million for the second quarter of 2018 compared to $116.8 million for the same period of 2017, an increase of $6.0 million, or 5.1%. The increase in net interest income was due largely to the increase in loans offset by an increase in deposits for the second quarter of 2018 compared to the second quarter of 2017. The increase in rates in 2017 and 2018 also contributed to the increase in net interest income as a result of the increase in loan yields partially offset by an increase in deposit costs.
Interest income for the second quarter of 2018 was $159.9 million, an increase of $21.4 million, or 15.4%, compared to $138.5 million for the same period of 2017. The increase in interest income was primarily attributable to the increase in loans as result of higher originations as well as an increase in loan rates.
Interest expense for the second quarter of 2018 was $37.1 million, an increase of $15.4 million, or 70.8%, compared to $21.7 million for the same period of 2017. The increase in interest expense was primarily due to the increase in overall deposits, the rise in interest rates, and the addition of interest expense on convertible notes.
Comparison of Six Months Ended June 30, 2018 with the Six Months Ended June 30, 2017
Net interest income before provision for loan losses was $242.9 million for the six months ended June 30, 2018 compared to $231.7 million for the same period of 2017, an increase of $11.2 million, or 4.8%. The increase in interest income was primarily attributable to the increase in loans as result of higher originations as well as an increase in loan rates.
Interest income for the six months ended June 30, 2018 was $310.3 million, an increase of $39.0 million, or 14.4%, compared to $271.3 million for the same period of 2017. The increase in interest income was primarily attributable to the increase in loans as result of higher originations as well as an increase in loan rates.
Interest expense for the six months ended June 30, 2018 was $67.4 million, an increase of $27.9 million, or 70.5%, compared to $39.6 million for the same period of 2017. The increase in interest expense was primarily due to the increase in overall deposits, the rise in interest rates, and the addition of interest expense on convertible notes.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the second quarter of 2018 was 3.61%, a decrease of 14 basis points from 3.75% for the same period of 2017. Net interest margin for the six months ended June 30, 2018 was 3.64%, a decrease of 12 basis points from 3.76% for the same period of 2017.
The weighted average yield on loans increased to 5.16% for the second quarter of 2018 from 4.89% for the second quarter of 2017. The weighted average yield on loans increased to 5.10% for the six months ended June 30, 2018 compared to 4.85% for the six months ended June 30, 2017. The change in loan yields for the three and six months ended June 30, 2018 compared to the same periods in 2017 was mostly due to the increase in overall interest rates experienced in 2017 and 2018. The Federal Open Market Committee raised interest rates during the fourth quarter of 2017 and again in the first two quarters of 2018. The increase in interest rates led to an increase in rates on our variable rate loans and new loans were originated at higher rates which resulted in an increase in loan yields. At June 30, 2018 and 2017, variable interest rate loans made up 45% of the loan portfolio and the remaining 55% of the loan portfolio consisted of loans with fixed rate interest rates. For the three and six months ended June 30, 2018, the average weighted rate on new loan originations was 4.79% and 4.72%, respectively, compared to 4.56% and 4.43% for the three and six months ended June 30, 2017, respectively.
Discount accretion income on acquired loans also increased to $9.1 million and $18.1 million for the three and six months ended June 30, 2018, respectively, compared to $8.7 million and $16.7 million for the three and six months ended June 30, 2017, respectively.

The weighted average yield on securities available for sale for the second quarter of 2018 was 2.52% compared to 2.18% for the same period of 2017. The weighted average yield on securities available for sale for the six months ended June 30, 2018 was 2.49% compared to 2.14% for the same period of 2017. The increase in weighted average yield on securities available for sale for the three and six months ended June 30, 2018 compared to the same periods of 2017 was due to the purchase of investment securities with higher yields during the six months ended June 30, 2018.
The weighted average yield on FHLB stock and other investments for the second quarter of 2018 was 2.02% compared to 1.40% for the same period of 2017. The weighted average yield on FHLB stock and other investments for the six months ended June 30, 2018 was 1.94% compared to 1.34% for the same period of 2017. The increase in weighted average yield on FHLB stock and other investments for three and six months ended June 30, 2018 compared to the same periods of 2017 was due to the increase in interest rates experienced during the twelve months ended June 30, 2018.
The weighted average cost of deposits for the second quarter of 2018 was 1.06%, an increase of 38 basis points from 0.68% for the same period of 2017. The weighted average cost of deposits for the six months ended June 30, 2018 was 0.99%, an increase of 37 basis points from 0.62% for the six months ended June 30, 2017. The premiums recorded for time and savings deposits acquired from Wilshire were fully amortized at the end of April 2017. The reduction in Wilshire premium amortizations in addition to the increase in interest rates in 2017 and 2018, resulted in an increase in the weighted average cost of deposits for the three and six months ended June 30, 2018 compared to the same periods of 2017.
The weighted average cost of FHLB advances for the second quarter of 2018 was 1.75%, an increase of 44 basis points from 1.31% for the same period of 2017. The weighted average cost of FHLB advances for the six months ended June 30, 2018 was 1.72%, an increase of 41 basis points from 1.31% for the same period of 2017. The increase in weighted average cost of FHLB advances was due to the increase in interest rates, as well as the overall longer average weighted maturity of advances at June 30, 2018 compared to June 30, 2017.
The weighted average cost of other borrowings or subordinated debentures for the second quarter of 2018 was 6.51%, an increase of 133 basis points from 5.18% for the same period of 2017. The weighted average cost of other borrowings for the six months ended June 30, 2018 was 6.19%, an increase of 112 basis points from 5.07%. Subordinated debenture rates are based of three month LIBOR rates, which have increased over 100 basis points since June 30, 2017, thus resulting in increased rates for our subordinated debentures for the three and six months ended June 30, 2018 compared to the same periods in 2017.
During the second quarter of 2018 we issued $217.5 million in convertible notes. The carrying balance of our convertible notes are net of discount and issuance costs to be capitalized. The weighted average cost of our convertible notes was 4.60% for the three and six months ended June 30, 2018. We had no convertible notes outstanding during the three and six months ended June 30, 2017. The convertible notes cost consists of the coupon rate, non-cash conversion option rate and issuance cost capitalization rate. After the fifth year, the cost of the convertible notes will decline as the non-cash conversion discount will be fully amortized and the issuance costs will be fully capitalized leaving the 2.00% coupon as the only cost.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$11,364,229	$146,188	5.16%	$10,536,428	$128,515	4.89%
Securities available for sale(3)	1,732,908	10,899	2.52%	1,609,310	8,741	2.18%
FHLB stock and other investments	561,230	2,823	2.02%	364,906	1,277	1.40%
Total interest earning assets	13,658,367	159,910	4.70%	12,510,644	138,533	4.44%
Total noninterest earning assets	938,596			960,101
Total assets	$14,596,963			$13,470,745

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,342,685	$10,438	1.25%	$3,457,412	$7,974	0.93%
Savings	228,381	442	0.78%	280,188	279	0.40%
Time deposits	4,919,465	19,730	1.61%	4,012,838	9,861	0.99%
Total interest bearing deposits	8,490,531	30,610	1.45%	7,750,438	18,114	0.94%
FHLB advances	846,014	3,681	1.75%	713,858	2,338	1.31%
Convertible notes	102,979	1,198	4.60%	—	—	—%
Other borrowings	97,315	1,602	6.51%	96,218	1,261	5.18%
Total interest bearing liabilities	9,536,839	37,091	1.56%	8,560,514	21,713	1.02%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,053,338			2,929,656
Other liabilities	84,496			88,449
Stockholders’ equity	1,922,290			1,892,126
Total liabilities and stockholders’ equity	$14,596,963			$13,470,745

Net interest income/net interest spread		$122,819	3.14%		$116,820	3.42%
Net interest margin			3.61%			3.75%
Cost of deposits			1.06%			0.68%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$11,230,788	$284,131	5.10%	$10,459,527	$251,809	4.85%
Securities available for sale(3)	1,703,180	21,000	2.49%	1,588,519	16,854	2.14%
FHLB stock and other investments	539,522	5,189	1.94%	394,267	2,613	1.34%
Total interest earning assets	13,473,490	310,320	4.64%	12,442,313	271,276	4.40%
Total noninterest earning assets	933,174			961,296
Total assets	$14,406,664			$13,403,609

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,372,556	$19,302	1.15%	$3,447,254	$15,164	0.89%
Savings	232,277	865	0.75%	286,862	567	0.40%
Time deposits	4,723,726	35,292	1.51%	4,011,019	16,894	0.85%
Total interest bearing deposits	8,328,559	55,459	1.34%	7,745,135	32,625	0.85%
FHLB advances	909,689	7,750	1.72%	688,307	4,477	1.31%
Convertible notes	51,774	1,198	4.60%	—	—	—%
Other borrowings	97,183	3,026	6.19%	96,065	2,449	5.07%
Total interest bearing liabilities	9,387,205	67,433	1.45%	8,529,507	39,551	0.94%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,997,766			2,899,167
Other liabilities	94,927			94,309
Stockholders’ equity	1,926,766			1,880,626
Total liabilities and stockholders’ equity	$14,406,664			$13,403,609

Net interest income/net interest spread		$242,887	3.19%		$231,725	3.46%
Net interest margin			3.64%			3.76%
Cost of deposits			0.99%			0.62%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended June 30, 2018 over June 30, 2017
	Net Increase
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$17,673	$7,251	$10,422
Securities available for sale	2,158	1,452	706
FHLB stock and other investments	1,546	693	853
Total interest income	$21,377	$9,396	$11,981
INTEREST EXPENSE:
Demand, interest bearing	$2,464	$2,737	$(273)
Savings	163	223	(60)
Time deposits	9,869	7,270	2,599
FHLB advances	1,343	859	484
Convertible notes	1,198	—	1,198
Other borrowings	341	326	15
Total interest expense	$15,378	$11,415	$3,963
NET INTEREST INCOME	$5,999	$(2,019)	$8,018

	Six Months Ended June 30, 2018 over June 30, 2017
	Net Increase
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$32,322	$13,195	$19,127
Securities available for sale	4,146	2,869	1,277
FHLB stock and other investments	2,576	1,418	1,158
Total interest income	$39,044	$17,482	$21,562
INTEREST EXPENSE:
Demand, interest bearing	$4,138	$4,473	$(335)
Savings	298	423	(125)
Time deposits	18,398	14,962	3,436
FHLB advances	3,273	1,606	1,667
Convertible notes	1,198	—	1,198
Other borrowings	577	548	29
Total interest expense	$27,882	$22,012	$5,870
NET INTEREST INCOME	$11,162	$(4,530)	$15,692

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
The provision for loan losses for the second quarter of 2018 was $2.3 million, a decrease of $460 thousand from $2.8 million for the same period last year. The provision for loan losses for the six months ended June 30, 2018 was $4.8 million, a decrease of $3.6 million from $8.4 million for the six months ended June 30, 2017. The decrease in provision for loan losses for periods in 2018 compared to the same periods in 2017 was due to a decline in net charge offs facilitated by an increase in loan recoveries. The continuing decline in net charge offs has led to a reduction in loss rate on non-impaired loans reducing the required provision for loan losses for periods in 2018 compared to periods in 2017.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, loan servicing fees, wire transfer fees, net gains on sales of loans, and other income which includes changes in the fair value of our equity investments with readily determinable fair value. Noninterest income for the second quarter of 2018 was $15.3 million compared to $16.1 million for the same quarter of 2017, a decrease of $846 thousand, or 5.2%. Noninterest income for the six months ended June 30, 2018 was $35.1 million compared to $33.7 million for the six months ended June 30, 2017, an increase of $1.4 million, or 4.2%.

Noninterest income by category is summarized in the table below:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,613	$5,179	$(566)	(10.9)%
International service fees	1,212	1,119	93	8.3%
Loan servicing fees, net	1,010	1,291	(281)	(21.8)%
Wire transfer fees	1,250	1,343	(93)	(6.9)%
Net gains on sales of SBA loans	3,480	3,267	213	6.5%
Net gains on sales of other loans	431	352	79	22.4%
Other income and fees	3,273	3,564	(291)	(8.2)%
Total noninterest income	$15,269	$16,115	$(846)	(5.2)%

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$9,414	$10,517	$(1,103)	(10.5)%
International service fees	2,232	2,227	5	0.2%
Loan servicing fees, net	2,589	2,729	(140)	(5.1)%
Wire transfer fees	2,457	2,529	(72)	(2.8)%
Net gains on sales of SBA loans	6,930	6,517	413	6.3%
Net gains on sales of other loans	1,627	772	855	110.8%
Other income and fees	9,870	8,427	1,443	17.1%
Total noninterest income	$35,119	$33,718	$1,401	4.2%
The decrease in noninterest income for the second quarter of 2018 compared to the second quarter of 2017 was largely due to a decrease in service fees on deposits accounts, loan servicing fee income and a decrease in other income and fees partially offset by an increase in gain on sale of SBA and other loans. The increase in noninterest income for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was largely due to an increase in other income and fees and net gain on sale of other loans offset by a decline in service fees on deposit accounts.
The decrease in service fees on deposit accounts for the three and six months ended June 30, 2018 compared the same periods of 2017 was due to a decline in non-sufficient fee charges and business analysis fees. We continue to experience a decline in non-sufficient fee charges as the number of customer overdrafts have continued to decline. During the twelve months ended June 30, 2018 we focused less on attracting deposit customers with increased risk profiles such as check cashing businesses and money service businesses, which has resulted in a decline in the number of these demand deposit accounts and the associated business analysis fees earned from these accounts.
During the three months ended June 30, 2018 we sold $52.5 million in SBA loans and $12.4 million in residential mortgage loans compared to $46.1 million in SBA loans sold and $18.5 million residential mortgage loans sold during the three months ended June 30, 2017. For the six months ended June 30, 2018 we sold $101.1 million in SBA loans and $58.3 million in residential mortgage loans compared to $91.0 million in SBA loans sold and $40.1 million in residential mortgage loans sold during the six months ended June 30, 2017.
During the first quarter of 2018 we adopted ASU 2016-01, which requires changes in the fair value of certain equity investments to be recorded in earnings. As a result of the adoption of ASU 2016-01 we recorded $3.5 million in other income and fees during the six months ended June 30, 2018 to account for the change in fair value of our mutual funds and equity stock owned. This increase, partially offset by a decline in swap fee income, led to an increase in other income and fees for the six months ended June 30, 2018 compared to the same period of the prior year.

Noninterest Expense
Noninterest expense for the second quarter of 2018 was $71.6 million, an increase of $7.6 million, or 11.9%, from $64.0 million for the same period of 2017. Noninterest expense for the six months ended June 30, 2018 was $140.1 million, an increase of $8.3 million, or 6.3%, from $131.7 million for the six months ended June 30, 2017.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$40,575	$34,946	$5,629	16.1%
Occupancy	7,418	7,154	264	3.7%
Furniture and equipment	4,023	3,556	467	13.1%
Advertising and marketing	2,737	2,394	343	14.3%
Data processing and communications	3,574	2,676	898	33.6%
Professional fees	4,474	3,260	1,214	37.2%
Investments in affordable housing partnership expenses	2,613	3,055	(442)	(14.5)%
FDIC assessments	1,611	1,004	607	60.5%
Credit related expenses	926	113	813	719.5%
OREO expense, net	45	1,188	(1,143)	(96.2)%
Merger and integration expenses	—	562	(562)	(100.0)%
Other	3,633	4,129	(496)	(12.0)%
Total noninterest expense	$71,629	$64,037	$7,592	11.9%

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$79,960	$69,112	$10,848	15.7%
Occupancy	14,657	14,348	309	2.2%
Furniture and equipment	7,744	6,969	775	11.1%
Advertising and marketing	5,036	5,818	(782)	(13.4)%
Data processing and communications	7,069	6,282	787	12.5%
Professional fees	7,580	7,162	418	5.8%
Investments in affordable housing partnership expenses	5,243	5,216	27	0.5%
FDIC assessments	3,378	2,014	1,364	67.7%
Credit related expenses	1,698	1,996	(298)	(14.9)%
OREO expense, net	(59)	2,185	(2,244)	N/A
Merger and integration expenses	(7)	1,509	(1,516)	N/A
Other	7,783	9,125	(1,342)	(14.7)%
Total noninterest expense	$140,082	$131,736	$8,346	6.3%
The increase in noninterest expense for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was mostly due to an increase in salaries and employee benefits partially offset by a decline in OREO related expenses, merger and integration expenses, and other noninterest expenses.
Salaries and employee benefits expense increased $5.6 million for the second quarter of 2018 compared to the same period in 2017 and increased $10.8 million for the six months ended June 30, 2018 compared to the same period of in 2017. The increase in salaries and employee benefits expense for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was largely due to an increase in the number of full-time equivalent employees. The number of full-time equivalent employees increased from 1,378 at June 30, 2017 to 1,491 at June 30, 2018. During the twelve months ended June 30, 2018, we made significant investments in our risk, compliance, SOX, and accounting departments due to the increased compliance requirements of a larger institution and to prepare for additional growth. We also hired additional staff in our commercial and residential lending departments as we continue to expand these lines of businesses.

Advertising and marketing expense experienced an increase of $343 thousand for the second quarter of 2018 compared to the second quarter of 2017 due to an increase in advertising related to our deposit campaign and east coast branch locations during the second quarter of 2018. For the six months ended June 30, 2018, advertising and marketing expense decreased by $782 thousand compared to the same period in the prior year as 2017 included $1.5 million in sponsorship fees paid to sponsor the Ladies Professional Golf Association Bank of Hope Founders Cup event in March 2017 for the first time. Subsequent to the initial sponsorship, we now accrue for this annual expense, which resulted in a reduction in advertising and marketing expenses for periods in 2018 compared to 2017.
Data processing and communications fees increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 due to the increased number of deposit and loan accounts for the periods in 2018 compared to the prior year periods. The increase in deposit and loan accounts led to an increase in the number of transactions, which resulted in higher data processing fees paid for periods in 2018 compared to periods in 2017.
The increase in professional fees for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due to an increase in consulting fees for the periods in 2018 compared to the same periods in 2017. The new compliance requirements as a result of exceeding $10 billion in total assets has resulted in additional spending to improve upon our infrastructure in fields related to IT, accounting, and risk management. For the six months ended June 30, 2018 management chose to deploy a portion of the savings in tax provision that resulted from the reduction in corporate tax rate to improving certain areas of the Company with the assistance of third party consultants to prepare for becoming a larger institution.
Investments in affordable housing partnership expenses are recorded based on the financial statements of the investment projects. We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and receive tax credits which reduce our overall tax provision rate. Investments in affordable housing partnership expenses are based on the performance of the underlying investment. We receive updated financial information for our investments in affordable housing partnerships and record losses based on the performance of our investments. These expenditures are offset by tax credits, which reduce our tax provision expense. Investments in affordable housing partnerships decreased from $91.3 million at June 30, 2017 to $80.8 million at June 30, 2018.
The increase in FDIC assessments for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 is due to additional premiums incurred from the increase in our size as the FDIC assessment is calculated based on our average consolidated total assets minus average tangible equity.
Credit related expenses increased for the second quarter of 2018 compared to the second quarter of 2017 largely due to an increase in loan collection related expenses. Meanwhile the decrease in credit related expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to a decline in provision for off balance sheet loan commitments.
At June 30, 2018 we had $8.7 million in recorded OREO compared to $21.8 million at June 30, 2017. The decline in OREO resulted in a reduction in OREO related expenditures as we experienced a reduction in OREO valuation expenses and expenses related to the maintenance and sale of OREO.
Other noninterest expense experienced a decline for the three and six months ended June 30, 2018 compared to the same periods of the prior year due mostly to a decrease in valuation expenses for premises held for sale. During the first quarter of 2017, we recorded a $1.1 million valuation expense on premises held for sale. We had no such recorded expenses during the six months ended June 30, 2018.

Provision for Income Taxes
Income tax provision expense was $16.6 million and $25.5 million for the quarters ended June 30, 2018 and 2017, respectively. The effective income tax rates were 25.92% and 38.48% for the quarters ended June 30, 2018 and 2017, respectively. Income tax provision expense was $34.4 million and $48.5 million for the six months ended June 30, 2018 and 2017, respectively. The effective income tax rates for the six months ended June 30, 2018 and 2017 were 25.81% and 38.65%, respectively.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The reduction in tax rates for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 reflects the reduced corporate tax rate as a result of the Tax Act in addition to an increase affordable housing partnership investment credits.

Financial Condition
At June 30, 2018, our total assets were $14.87 billion, an increase of $663.3 million, or 4.7%, from $14.21 billion at December 31, 2017. The increase in assets was due to an increase in loans receivable and investment securities available for sale.
Investment Securities Portfolio
As of June 30, 2018, we had $1.84 billion in available for sale securities compared to $1.72 billion at December 31, 2017. The net unrealized loss on the available for sale securities at June 30, 2018 was $65.1 million compared to a net unrealized loss on securities of $31.6 million at December 31, 2017.
During the six months ended June 30, 2018, $277.6 million in investment securities were purchased, $102.6 million in mortgage related securities were paid down, and $325 thousand in municipal securities were called. During the same period last year $245.2 million in investment securities were purchased, $115.4 million in mortgage related securities were paid down and we had $9.0 million in maturities. At December 31, 2017 we had $22.0 million in mutual funds that were categorized as available-for-sale. Upon the adoption of ASU 2016-01 on January 1, 2018 these investments were no longer categorized as available-for-sale securities and were reclassified as equity investments with readily determinable fair value in accordance with the adopted guidance, and changes in fair value were recorded as gains or losses in earnings.
Investments in Affordable Housing Partnerships
At June 30, 2018, we had $80.8 million in investments in affordable housing partnerships compared to $81.0 million at December 31, 2017. The decrease in investments in affordable housing partnerships was due to losses on investments in affordable housing partnerships and premium accretion recorded totaling $5.2 million during the six months ended June 30, 2018 offset by an investment of $5.0 million. Commitments to fund investments in affordable housing partnerships totaled $38.1 million at June 30, 2018 compared to $38.5 million at December 31, 2017.
Loan Portfolio
As of June 30, 2018, loans receivable totaled $11.67 billion, an increase of $568.9 million from $11.10 billion at December 31, 2017. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	June 30, 2018		December 31, 2017
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$45,383	—%	$49,774	—%
Commercial	8,165,420	70%	8,142,036	73%
Construction	301,937	3%	316,412	3%
Total real estate loans	8,512,740	73%	8,508,222	76%
Commercial business	2,131,301	18%	1,780,869	16%
Trade finance	156,181	1%	166,664	2%
Consumer and other	872,562	7%	647,102	6%
Total loans outstanding	11,672,784	100%	11,102,857	100%
Deferred loan fees, net	(1,344)		(282)
Loans receivable	11,671,440		11,102,575
Allowance for loan losses	(89,881)		(84,541)
Loans receivable, net of allowance for loan losses	$11,581,559		$11,018,034
Commercial real estate, commercial business, and consumer loan types experienced an increase from December 31, 2017 to June 30, 2018 due to increased loan originations during the six months ended June 30, 2018 while non-consumer residential real estate, construction and trade finance loans experienced declines.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$1,676,694	$1,526,981
Standby letters of credit	77,758	74,748
Other commercial letters of credit	125,630	74,147
	$1,880,082	$1,675,876

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $129.1 million at June 30, 2018 compared to $125.2 million at December 31, 2017. The ratio of nonperforming assets to loans receivable and OREO was 1.11% and 1.13% at June 30, 2018 and December 31, 2017, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1)	$68,226	$46,775
Loans 90 days or more days past due, still accruing	3,030	407
Accruing restructured loans	49,219	67,250
Total nonperforming loans	120,475	114,432
OREO	8,656	10,787
Total nonperforming assets	$129,131	$125,219

Nonaccrual loans (1):
Legacy Portfolio	$49,468	$28,235
Acquired Portfolio	18,758	18,540
Total nonaccrual loans	$68,226	$46,775

Nonperforming loans:
Legacy Portfolio	$83,385	$77,305
Acquired Portfolio	37,090	37,127
Total nonperforming loans	$120,475	$114,432

Nonperforming loans to loans receivable	1.03%	1.03%
Nonperforming assets to loans receivable and OREO	1.11%	1.13%
Nonperforming assets to total assets	0.87%	0.88%
Allowance for loan losses to nonperforming loans	74.61%	73.88%
Allowance for loan losses to nonperforming assets	69.60%	67.51%
__________________________________

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $26.0 million and $22.1 million as of June 30, 2018 and December 31, 2017, respectively.

Allowance for Loan Losses
The allowance for loan and lease losses (“ALLL”) was $89.9 million at June 30, 2018 compared to $84.5 million at December 31, 2017. The ALLL was 0.77% of loans receivable at June 30, 2018 and 0.76% of loans receivable at December 31, 2017. Total ALLL to loans receivable ratio does not include discount on acquired loans. Impaired loan reserves increased to $10.6 million at June 30, 2018 from $5.3 million at December 31, 2017.
The following table reflects our allocation of the ALLL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	June 30, 2018			December 31, 2017
	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate - residential	$49	$45,383	0.11%	$88	$49,774	0.18%
Real estate - commercial	60,581	8,165,420	0.74%	57,664	8,142,036	0.71%
Real estate - construction	421	301,937	0.14%	930	316,412	0.29%
Commercial business	23,022	2,131,301	1.08%	20,755	1,780,869	1.17%
Trade finance	986	156,181	0.63%	1,716	166,664	1.03%
Consumer and other	4,822	872,562	0.55%	3,388	647,102	0.52%
Total	$89,881	$11,672,784	0.77%	$84,541	$11,102,857	0.76%
__________________________________

*	Held-for-sale loans of $26.9 million and $29.7 million at June 30, 2018 and December 31, 2017, respectively, were excluded.

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

The activity in the ALLL for the three and six months ended June 30, 2018 is as follows:

		Acquired Loans(2)
Three Months Ended June 30, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$72,065	$11,815	$2,581	$86,461
Provision (credit) for loan losses	2,553	(449)	196	2,300
Loans charged off	(819)	—	(444)	(1,263)
Recoveries of loan charge offs	2,249	—	134	2,383
Balance, end of period	$76,048	$11,366	$2,467	$89,881

Total loans outstanding	$9,333,290	$182,772	$2,156,722	$11,672,784
Allowance to total loans receivable ratio	0.81%	6.22%	0.11%	0.77%
Net loan charge offs (recoveries) to beginning allowance	(1.98)%	—%	12.01%	(1.30)%
Net loan charge offs (recoveries) to provision for loan losses	(56.01)%	—%	158.16%	(48.70)%

		Acquired Loans (2)
Six Months Ended June 30, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$67,647	$12,040	$4,854	$84,541
Provision (credit) for loan losses	7,279	(637)	(1,842)	4,800
Loans charged off	(1,571)	(37)	(723)	(2,331)
Recoveries of loan charge offs	2,693	—	178	2,871
Balance, end of period	$76,048	$11,366	$2,467	$89,881

Total loans outstanding	$9,333,290	$182,772	$2,156,722	$11,672,784
Allowance to total loans receivable ratio	0.81%	6.22%	0.11%	0.77%
Net loan charge offs (recoveries) to beginning allowance	(1.66)%	(0.31)%	11.23%	(0.64)%
Net loan charge offs (recoveries) to provision for loan losses	(15.41)%	5.81%	(29.59)%	(11.25)%

__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired Loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The activity in the ALLL for the three and six months ended June 30, 2017 is as follows:

		Acquired Loans(2)
Three Months Ended June 30, 2017	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$64,054	$12,136	$2,469	$78,659
Provision (credit) for loan losses	2,545	(70)	285	2,760
Loans charged off	(2,086)	—	(36)	(2,122)
Recoveries of loan charge offs	742	—	35	777
Balance, end of period	$65,255	$12,066	$2,753	$80,074

Total loans outstanding	$7,522,251	$246,657	$3,049,436	$10,818,344
Allowance to total loans receivable ratio	0.87%	4.89%	0.09%	0.74%
Net loan charge offs to beginning allowance	2.10%	—%	0.04%	1.71%
Net loan charge offs to provision for loan losses	52.81%	—%	0.35%	48.73%

		Acquired Loans (2)
Six Months Ended June 30, 2017	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$66,399	$12,130	$814	$79,343
Provision (credit) for loan losses	6,254	(64)	2,170	8,360
Loans charged off	(8,285)	—	(442)	(8,727)
Recoveries of loan charge offs	887	—	211	1,098
Balance, end of period	$65,255	$12,066	$2,753	$80,074

Total loans outstanding	$7,522,251	$246,657	$3,049,436	$10,818,344
Allowance to total loans receivable ratio	0.87%	4.89%	0.09%	0.74%
Net loan charge offs to beginning allowance	11.14%	—%	28.38%	9.62%
Net loan charge offs to provision for loan losses	118.29%	—%	10.65%	91.26%

__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired Loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance of the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$11,364,229	$10,536,428	$11,230,788	$10,459,527
Loans receivable	$11,671,440	$10,816,419	$11,671,440	$10,816,419

ALLOWANCE:
Balance, beginning of period	$86,461	$78,659	$84,541	$79,343
Less loan charge offs:
Real estate - commercial	(236)	(873)	(401)	(2,363)
Commercial business	(798)	(480)	(1,354)	(3,740)
Trade finance	—	(528)	—	(2,104)
Consumer and other	(229)	(241)	(576)	(520)
Total loan charge offs	(1,263)	(2,122)	(2,331)	(8,727)
Plus loan recoveries:
Real estate - commercial	627	43	829	89
Commercial business	1,734	728	1,987	1,000
Trade Finance	12	4	24	4
Consumer and other	10	2	31	5
Total loans recoveries	2,383	777	2,871	1,098
Net loan recoveries (charge offs)	1,120	(1,345)	540	(7,629)
Provision for loan losses	2,300	2,760	4,800	8,360
Balance, end of period	$89,881	$80,074	$89,881	$80,074

Net loan charge offs (recoveries) to average loans, including loans held for sale*	(0.04)%	0.05%	(0.01)%	0.15%
Allowance for loan losses to loans receivable at end of period	0.77%	0.74%	0.77%	0.74%
Net loan charge offs (recoveries) to allowance for loan losses*	(4.98)%	6.72%	(1.20)%	19.05%
Net loan charge offs (recoveries) to provision for loan losses	(48.70)%	48.73%	(11.25)%	91.26%
__________________________________

*	Annualized
We believe the ALLL as of June 30, 2018 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts, and if actual losses exceed the estimated amounts it could have a material and adverse effect on our financial condition and results of operations.
At June 30, 2018, we had $74.5 million in remaining discount on loans acquired from previous transactions compared to $85.8 million at December 31, 2017.
Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2018, deposits increased $888.0 million, or 8.2%, to $11.73 billion from $10.85 billion at December 31, 2017. The increase in deposits was primarily due to an increase in demand deposits and time deposits offset by a decline in money market and NOW and savings.

At June 30, 2018, 25.9% of total deposits were noninterest bearing demand deposits, 44.2% were time deposits, and 29.9% were interest bearing demand and savings deposits. At December 31, 2017, 27.7% of total deposits were noninterest bearing demand deposits, 39.4% were time deposits, and 32.9% were interest bearing demand and savings deposits.
At June 30, 2018, we had $1.20 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $797.0 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2017. The California State Treasurer deposits had six month maturities with a weighted average interest rate of 1.99% at June 30, 2018 and were collateralized with securities with a carrying value of $337.5 million. Time deposits of more than $250 thousand at June 30, 2018 totaled $1.54 billion compared to $1.28 billion at December 31, 2017.
The following is a schedule of certificates of deposit maturities as of June 30, 2018:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,198,537	23%
Over three months through six months	1,130,842	22%
Over six months through nine months	1,114,197	21%
Over nine months through twelve months	1,287,536	25%
Over twelve months	452,830	9%
Total time deposits	$5,183,942	100%

Other Borrowings
From time to time we utilize FHLB advances as a secondary source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At June 30, 2018, FHLB advances totaled $837.0 million and had an average weighted remaining maturity of 2.2 years compared to $1.16 billion with an average weighted remaining maturities of 2.0 years at December 31, 2017. Total FHLB advances at June 30, 2018 included $2.0 million in premiums recorded from prior acquisitions compared to $2.7 million in FHLB advance premiums at December 31, 2017.
We did not have federal funds purchased at June 30, 2018. At December 31, 2017, we had $69.9 million in federal funds purchased, which were all fully repaid during the first quarter of 2018.
Subordinated debentures totaled $101.4 million at June 30, 2018 and $100.9 million at December 31, 2017. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
Convertible Notes
During the second quarter of 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional investors under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us at any time after five years in part or whole for the original issued amount in cash. Holders of the notes can put or redeem the notes for cash on the fifth, tenth, and fifteenth year of the note. The carrying balance of convertible notes at June 30, 2018 was $192.1 million net of a $25.4 million discount, which represents the conversion option discount and issuance costs to be capitalized. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
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
We enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments we also enter into forward commitments, or commitments to deliver residential mortgage loans on a future date, also considered derivatives. Net change in the fair value of derivatives represents income recorded from changes of fair value for these mortgage derivatives instruments.
We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of dividend payments to stockholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that we and the Bank are financially sound. For this purpose we perform ongoing assessments of our components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.
Total stockholders’ equity was $1.91 billion at June 30, 2018 compared to $1.93 billion at December 31, 2017.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, a minimum ratio of Tier I capital to risk-weighted assets of 6.0%, and a minimum ratio of Tier I common equity capital to risk-weighted assets of 4.5% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4.0% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Beginning January 1, 2016, federal banking agencies required a capital conservation buffer of 0.625% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. The capital conservation buffer increases at an annual increment of 0.625% until January 2019 and stands at 1.875% as of June 30, 2018. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to us and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At June 30, 2018, our common equity Tier 1 capital was $1.47 billion compared to $1.47 billion at December 31, 2017. Our Tier I capital, defined as stockholders’ equity less intangible assets and including our trust preferred securities, was $1.57 billion at June 30, 2018 and at December 31, 2017. At June 30, 2018, the common equity Tier 1 capital ratio was 11.74%. The total capital to risk-weighted assets ratio was 13.24% and the Tier I capital to risk-weighted assets ratio was 12.52%. The Tier I leverage capital ratio was 11.06%.

As of June 30, 2018 and December 31, 2017, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below:

	As of June 30, 2018
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,470,620	11.74%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,658,771	13.24%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,568,105	12.52%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,568,105	11.06%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,727,710	13.79%	$814,221	6.50%	$913,489	7.29%
Total risk-based capital ratio (to risk-weighted assets)	$1,818,376	14.52%	$1,252,648	10.00%	$565,728	4.52%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,727,710	13.79%	$1,002,119	8.00%	$725,591	5.79%
Tier 1 capital to total assets (to average assets)	$1,727,710	12.21%	$707,314	5.00%	$1,020,396	7.21%

	As of December 31, 2017
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,471,193	12.30%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,653,521	13.82%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,568,144	13.11%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,568,144	11.54%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,548,401	12.95%	$777,368	6.50%	$771,033	6.45%
Total risk-based capital ratio (to risk-weighted assets)	$1,633,778	13.66%	$1,195,951	10.00%	$437,827	3.66%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,548,401	12.95%	$956,761	8.00%	$591,640	4.95%
Tier 1 capital to total assets (to average assets)	$1,548,401	11.40%	$679,301	5.00%	$869,100	6.40%

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
At June 30, 2018, our total borrowing capacity from the FHLB was $3.63 billion of which $2.76 billion was unused and available to borrow. At June 30, 2018, our total borrowing capacity from the FRB was $609.1 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.85 billion at June 30, 2018 compared to $1.73 billion at December 31, 2017. Cash and cash equivalents were $466.4 million at June 30, 2018 compared to $492.0 million at December 31, 2017. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2018, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	June 30, 2018		December 31, 2017
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	6.43%	(4.52)%	2.18%	(4.42)%
+ 100 basis points	3.12%	(2.19)%	1.12%	(2.08)%
- 100 basis points	(3.72)%	1.42%	(2.22)%	1.00%
- 200 basis points	(9.22)%	1.34%	(8.56)%	0.60%

Item 4.	Controls and Procedures
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
We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $420 thousand at June 30, 2018. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.	Risk Factors
Other than the risk factors set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2017, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition, and results of operations.
The conditional conversion features of the convertible note issued by the Company, if met, may adversely affect our financial condition and operating results.
In the event the conditional conversion features of the convertible notes issued by the Company are met, holders of convertible notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
We may not have the ability to raise the funds necessary to settle conversions of the convertible notes in cash or to repurchase the convertible notes if holders of the convertible note exercise their repurchase rights or upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.
Holders of the convertible notes will have the right to require us to repurchase all or a portion of their convertible notes on certain specified dates or upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid special interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase convertible notes surrendered or pay cash with respect to the convertible notes being converted if we elect not to issue shares, which could harm our reputation and affect the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Please see the Company’s Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission on May 11, 2018 and June 8, 2018 for disclosure regarding the Company’s unregistered sales of equity securities during the quarter ended June 30, 2018.
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million in common stock. The following table summarizes share repurchase activities during the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
April 1, 2018 to April 30, 2018	—	$—	—	$100,000
May 1, 2018 to May 31, 2018	4,205,576	18.1099	4,205,576	23,837
June 1, 2018 to June 30, 2018	156,164	17.9232	156,164	21,039
Total	4,361,740	$18.1032	4,361,740	$21,039

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	August 6, 2018	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

Date:	August 6, 2018	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer