Form 10-Q
period 2018-09-30
HOPE BANCORP INC
filed 2018-11-05
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
Commission File Number: 000-50245
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2018, there were 128,777,134 outstanding shares of Hope Bancorp, Inc. common stock, $0.001 par value per share.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$172,572	$185,527
Interest bearing cash in other banks	350,138	306,473
Total cash and cash equivalents	522,710	492,000
Interest bearing deposits in other financial institutions and other investments	80,316	53,366
Securities available for sale, at fair value	1,854,250	1,720,257
Loans held for sale, at the lower of cost or fair value	15,023	29,661
Loans receivable, net of allowance for loan losses of $90,629 and $84,541 at September 30, 2018 and December 31, 2017, respectively	11,836,553	11,018,034
Other real estate owned (“OREO”), net	8,981	10,787
Federal Home Loan Bank (“FHLB”) stock, at cost	25,927	29,776
Premises and equipment, net	55,178	56,714
Accrued interest receivable	33,338	29,979
Deferred tax assets, net	57,972	55,203
Customers’ liabilities on acceptances	1,259	1,691
Bank owned life insurance (“BOLI”)	76,081	74,915
Investments in affordable housing partnerships	95,506	81,009
Goodwill	464,450	464,450
Core deposit intangible assets, net	14,677	16,523
Servicing assets, net	24,354	24,710
Other assets	62,920	47,642
Total assets	$15,229,495	$14,206,717

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,020,819	$2,998,734
Interest bearing:
Money market and NOW accounts	3,247,420	3,332,703
Savings deposits	229,081	240,509
Time deposits	5,548,299	4,274,663
Total deposits	12,045,619	10,846,609
FHLB advances	836,637	1,157,693
Federal funds purchased	—	69,900
Convertible notes, net	193,332	—
Subordinated debentures	101,657	100,853
Accrued interest payable	31,717	15,961
Acceptances outstanding	1,259	1,691
Commitments to fund investments in affordable housing partnerships	57,701	38,467
Other liabilities	56,993	47,288
Total liabilities	13,324,915	12,278,462
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at September 30, 2018 and December 31, 2017: issued and outstanding 135,639,799 and 130,074,103 shares, respectively, at September 30, 2018, and issued and outstanding 135,511,891 shares at December 31, 2017	136	136
Additional paid-in capital	1,422,685	1,405,014
Retained earnings	636,080	544,886
Treasury stock, at cost; 5,565,696 and 0 shares at September 30, 2018 and December 31, 2017, respectively	(100,000)	—
Accumulated other comprehensive loss, net	(54,321)	(21,781)
Total stockholders’ equity	1,904,580	1,928,255
Total liabilities and stockholders’ equity	$15,229,495	$14,206,717

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$153,366	$136,822	$437,497	$388,631
Interest on securities	11,957	9,540	32,957	26,394
Interest on federal funds sold and other investments	2,503	1,281	7,692	3,894
Total interest income	167,826	147,643	478,146	418,919
INTEREST EXPENSE:
Interest on deposits	37,022	20,376	92,481	53,001
Interest on FHLB advances	3,703	2,698	11,453	7,176
Interest on other borrowings and convertible notes	3,954	1,306	8,178	3,754
Total interest expense	44,679	24,380	112,112	63,931
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	123,147	123,263	366,034	354,988
PROVISION FOR LOAN LOSSES	7,300	5,400	12,100	13,760
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	115,847	117,863	353,934	341,228
NONINTEREST INCOME:
Service fees on deposit accounts	4,569	5,151	13,983	15,668
International service fees	1,220	1,107	3,452	3,334
Loan servicing fees, net	852	1,373	3,441	4,102
Wire transfer fees	1,227	1,287	3,684	3,816
Net gains on sales of SBA loans	2,331	3,631	9,261	10,148
Net gains on sales of other loans	477	847	2,104	1,619
Other income and fees	2,771	2,850	12,641	11,277
Total noninterest income	13,447	16,246	48,566	49,964
NONINTEREST EXPENSE:
Salaries and employee benefits	36,969	35,987	116,929	105,099
Occupancy	7,837	7,131	22,494	21,479
Furniture and equipment	3,710	3,642	11,454	10,611
Advertising and marketing	1,986	2,217	7,022	8,035
Data processing and communications	3,513	3,221	10,582	9,503
Professional fees	3,950	3,239	11,530	10,401
Investments in affordable housing partnerships expenses	3,357	2,803	8,600	8,019
FDIC assessments	1,788	1,262	5,166	3,276
Credit related expenses	658	(2,487)	2,356	(491)
OREO expense, net	(56)	678	(115)	2,863
Merger-related expenses	—	260	(7)	1,769
Other	3,743	3,884	11,526	13,009
Total noninterest expense	67,455	61,837	207,537	193,573
INCOME BEFORE INCOME TAXES	61,839	72,272	194,963	197,619
INCOME TAX PROVISION	15,461	27,708	49,823	76,158
NET INCOME	$46,378	$44,564	$145,140	$121,461
EARNINGS PER COMMON SHARE
Basic	$0.36	$0.33	$1.09	$0.90
Diluted	$0.36	$0.33	$1.09	$0.90

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$46,378	$44,564	$145,140	$121,461
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(13,113)	(208)	(47,013)	7,741
Change in unrealized net holding (losses) gains on interest only strips	(1)	(3)	1	(44)
Tax effect	3,915	89	14,191	(3,251)
Other comprehensive (loss) income, net of tax	(9,199)	(122)	(32,821)	4,446
Total comprehensive income	$37,179	$44,442	$112,319	$125,907

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2017	135,240,079	$135	$1,400,490	$469,505	$—	$(14,657)	$1,855,473
Issuance of shares pursuant to various stock plans	227,097		1,278				1,278
Stock-based compensation			1,818				1,818
Cash dividends declared on common stock				(50,045)			(50,045)
Comprehensive income:
Net income				121,461			121,461
Other comprehensive income						4,446	4,446
BALANCE, SEPTEMBER 30, 2017	135,467,176	$135	$1,403,586	$540,921	$—	$(10,211)	$1,934,431

BALANCE, JANUARY 1, 2018	135,511,891	$136	$1,405,014	$544,886	$—	$(21,781)	$1,928,255
Reclassification of unrealized losses on equity investments to retained earnings - ASU 2016-01				(469)		281	(188)
Issuance of shares pursuant to various stock plans	127,908		466				466
Stock-based compensation			2,160				2,160
Cash dividends declared on common stock				(53,477)			(53,477)
Comprehensive income:
Net income				145,140			145,140
Other comprehensive loss						(32,821)	(32,821)
Repurchase of treasury stock	(5,565,696)				(100,000)		(100,000)
Equity component of convertible notes, net of taxes			15,045				15,045
BALANCE, SEPTEMBER 30, 2018	130,074,103	$136	$1,422,685	$636,080	$(100,000)	$(54,321)	$1,904,580

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,140	$121,461
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	(2,915)	(9,270)
Stock-based compensation expense	2,924	2,298
Provision for loan losses	12,100	13,760
Credit for unfunded loan commitments	(100)	(2,358)
Valuation adjustment of premises held for sale	—	1,084
Valuation adjustment of OREO	323	2,001
Net gains on sales of SBA and other loans	(11,365)	(11,767)
Earnings on BOLI	(1,166)	(818)
Net change in fair value of derivatives	(15)	46
Net losses (gains) on sale and disposal of premises and equipment	38	(277)
Net gains on sales of OREO	(358)	(34)
Net change in fair value of equity investments with readily determinable fair value	(1,901)	—
Losses on investments in affordable housing partnership	8,347	7,766
Net change in deferred income taxes	4,863	891
Proceeds from sales of loans held for sale	258,231	221,821
Originations of loans held for sale	(229,871)	(200,951)
Originations of servicing assets	(5,489)	(4,096)
Net change in accrued interest receivable	(3,359)	(2,265)
Net change in other assets	(20,594)	(592)
Net change in accrued interest payable	15,756	2,877
Net change in other liabilities	9,805	(3,259)
Net cash provided by operating activities	180,394	138,318
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of interest bearing deposits in other financial institutions and other investments	(9,887)	(28,615)
Redemption of interest bearing deposits in other financial institutions and other investments	13,795	19,102
Purchase of securities available for sale	(375,710)	(504,831)
Proceeds from matured, called, or paid-down securities available for sale	166,746	193,320
Proceeds from sales of other loans held for sale	6,814	417
Net change in loans receivable	(812,748)	(407,767)
Proceeds from sales of OREO	5,552	7,542
Purchase of FHLB stock	—	(7,223)
Redemption of FHLB stock	3,849	761
Purchase of premises and equipment	(5,516)	(10,271)
Proceeds from sales and disposals of premises and equipment held for sale	—	3,267
Investments in affordable housing partnerships	(10,835)	(8,476)
Net cash used in investing activities	(1,017,940)	(742,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,199,011	356,185
Proceeds from FHLB advances	—	815,000
Repayment of FHLB advances	(320,000)	(550,000)
Repayment of federal funds purchased	(69,900)	—
Proceeds from convertible notes, net of issuance fees	212,920	—
Purchase of treasury stock	(100,000)	—
Cash dividends paid on common stock	(53,477)	(50,045)
Taxes paid in net settlement of restricted stock	(764)	—
Issuance of additional stock pursuant to various stock plans	466	1,278
Net cash provided by financing activities	868,256	572,418
NET CHANGE IN CASH AND CASH EQUIVALENTS	30,710	(32,038)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	492,000	437,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$522,710	$405,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$94,778	$66,416
Income taxes paid	$44,153	$85,384
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$3,340	$7,173
Transfer from loans receivable to loans held for sale	$6,680	$429
Transfer from loans held for sale to loans receivable	$1,566	$1,829
Transfer from premises and equipment to premises held for sale	$—	$3,300
Transfer of available for sale securities to equity investments with adoption of ASU 2016-01	$21,957	$—
New commitments to fund affordable housing partnership investments	$30,097	$26,500

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of September 30, 2018, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2018 and December 31, 2017 and the results of operations for the three and nine months ended September 30, 2018 and 2017. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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

Pending Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Subsequently in July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases Topic 842, Targeted Improvements”, to provide additional clarification, implementation, and transition guidance on certain aspects of ASU 2016-02. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02, ASU 2018-10, and ASU 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for finance and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Under ASU 2018-11, an additional transition option was provided that would allow entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Under this optional transition method, entities will be allowed to continue using and presenting leases under ASC 840 for prior years comparative periods and then prospectively adopt ASC 842 on January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to elect the transition option provided in ASU 2018-11 and the modified retrospective approach will be applied on January 1, 2019. The Company also expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company estimated that there are approximately 100 operating leases that will be accounted for under ASU 2016-02 at the adoption date, and thus, will be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. In July 2018, the Company engaged a new software vendor to assist the Company with the administration and accounting of leases under ASU 2016-02. As of September 30, 2018, the Company has compiled a complete inventory of its leases which have been entered into the new lease accounting software. The preliminary evaluation of the impact of ASU 2016-02 indicates that adoption is expected to impact the Company’s consolidated statements of condition, along with the Company’s regulatory capital ratios. However, the Company does not expect the new guidance to have a material impact on the Company’s consolidated statements of income. The Company is currently assessing the actual expected impact of the new lease accounting guidance on its consolidated financial statements.
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

Recent Accounting Pronouncements
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
In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting”. ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  As ASU 2018-07 becomes effective, the accounting for share-based payments for nonemployees and employees will be substantially the same.  The ASU supersedes Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees”. ASU 2018-07 is effective for annual period beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.  The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s consolidated financial statements as the Company has historically not issued share-based payments to nonemployees for goods and services.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 removes the disclosure requirement detailing the amount of and reasons for transfers between Level 1 and Level 2 and the valuation processes for Level 3 fair value measurements will be removed. In addition, ASU 2018-13 modifies the disclosure requirement for investments in certain entities that calculate net asset value. Lastly, ASU 2018-13 adds a disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective annual periods in fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted upon the issuance of ASU 2018-13. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. ASU 2018-15 requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements.

3.    Stock-Based Compensation
The Company has a stock-based incentive plan (the “2016 Plan”) to award equity as a form of compensation. The 2016 Plan was approved by the Company’s stockholders on September 1, 2016. The 2016 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, employees, and potentially consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
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
The Company has another stock-based incentive plan, the 2007 Equity Incentive Plan (“2007 Plan”), which was approved by stockholders in May 2007. Under the terms of this plan, awards cannot be granted under the plan more than ten years after the plan adoption date. Therefore, subsequent to May 2017, equity awards were not issued from this plan.
Under the 2016 Plan, 1,110,696 shares were available for future grants as of September 30, 2018.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2016 Plan for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2018	1,075,423	$15.06
Granted	—	—
Exercised	(57,198)	7.88
Expired	(5,546)	16.62
Forfeited	(24,000)	17.18
Outstanding - September 30, 2018	988,679	$15.41	6.69	$1,335
Options exercisable - September 30, 2018	783,669	$15.01	6.41	$1,328

The following is a summary of restricted stock and performance unit activity under the 2016 Plan for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2018	379,419	$16.42
Granted	273,725	16.27
Vested	(149,287)	16.51
Forfeited	(20,666)	16.04
Outstanding - September 30, 2018	483,191	$16.39

The total fair value of restricted stock and performance units vested for the nine months ended September 30, 2018 and 2017 was $2.7 million and $2.6 million, respectively.
On August 21, 2017, the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares in the Company on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expenses. The compensation expense for ESPP during the three months ended September 30, 2018 and 2017 was $39 thousand and $18 thousand, respectively. The compensation expense for ESPP during the nine months ended September 30, 2018 and 2017 was $124 thousand and $18 thousand, respectively.
The amount charged against income related to stock-based payment arrangements, including ESPP, was $1.1 million and $792 thousand for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, $2.9 million and $2.3 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $264 thousand and $304 thousand for the three months ended September 30, 2018 and 2017, respectively. The income tax benefit recognized for the nine months ended September 30, 2018 and 2017, was approximately $747 thousand and $886 thousand, respectively.
At September 30, 2018, the unrecognized compensation expense related to non-vested stock option grants was $551 thousand which is expected to be recognized over a weighted average vesting period of 2.75 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $5.3 million which is expected to be recognized over a weighted average vesting period of 2.64 years.

4.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended September 30, 2018 and 2017, stock options and restricted shares awards for 306,410 and 762,833 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the nine months ended September 30, 2018 and 2017, stock options and restricted shares awards for 296,357 and 484,426 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 20,845 shares and 20,238 shares of common stock were anti-dilutive and excluded for the three and nine months ended September 30, 2018 and 2017, respectively.
During the second quarter of 2018, the Company issued $217.5 million in convertible notes. The convertible notes can be converted to the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the three and nine months ended September 30, 2018, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the three and nine months ended September 30, 2018.
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock. During the nine months ended September 30, 2018, the Company repurchased 5,565,696 shares of common stock totaling $100.0 million which were recorded as treasury stock and excluded from weighted average shares and weighted average diluted shares for the three and nine months ended September 30, 2018. On September 20, 2018, the Company’s Board of Directors approved another share repurchase program that authorized the Company to repurchase up to $50.0 million in common stock. There were no shares repurchased as part of the program as of September 30, 2018.
The following tables show the computation of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018			2017
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$46,378	130,268,992	$0.36	$44,564	135,382,457	$0.33
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		256,482			248,455
Diluted EPS - common stock	$46,378	130,525,474	$0.36	$44,564	135,630,912	$0.33

	Nine Months Ended September 30,
	2018			2017
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(In thousands, except share and per share data)
Basic EPS - common stock	$145,140	132,930,437	$1.09	$121,461	135,296,332	$0.90
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		283,632			365,633
Diluted EPS - common stock	$145,140	133,214,069	$1.09	$121,461	135,661,965	$0.90

5.    Equity Investments
On January 1, 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets to retained earnings on January 1, 2018. Equity investments with readily determinable fair value at September 30, 2018, consisted of mutual funds and equity stock in other institutions in the amount of $21.3 million and $2.6 million, respectively and is included in “Interest bearing deposits in other financial institutions and other investments” on the consolidated statements of financial condition.
In accordance with ASU 2016-01, the change in fair value for equity investments with readily determinable fair value for the three and nine months ended September 30, 2018 were recorded as other noninterest income as summarized in the table below:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investment securities	$(1,617)	$1,901
Net change in fair value recorded on equity investment securities sold during the period	—	—
Net change in fair value on equity investment securities at end of period	$(1,617)	$1,901

At September 30, 2018, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At September 30, 2018, the total balance of equity investments without readily determinable fair values included in “Interest bearing deposits in other financial institutions and other investments” on the consolidated statements of financial condition was $26.3 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions investments, and $24.9 million in Community Reinvestment Act investments. There was no impairment or subsequent observable price changes for investments without readily determinable fair values for the three and nine months ended September 30, 2018.

6.    Securities Available for Sale
The following is a summary of securities available for sale at the dates indicated:

	At September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$948,536	$10	$(36,665)	$911,881
Mortgage-backed securities:
Residential	431,790	9	(19,091)	412,708
Commercial	467,761	—	(19,435)	448,326
Corporate securities	5,000	—	(651)	4,349
Municipal securities	79,330	174	(2,518)	76,986
Total investment securities available for sale	$1,932,417	$193	$(78,360)	$1,854,250

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$856,193	$58	$(17,542)	$838,709
Mortgage-backed securities:
Residential	477,676	521	(6,983)	471,214
Commercial	308,046	—	(6,681)	301,365
Corporate securities	4,997	—	(522)	4,475
Municipal securities	82,542	870	(875)	82,537
Total debt securities	1,729,454	1,449	(32,603)	1,698,300
Mutual funds	22,425	17	(485)	21,957
Total investment securities available for sale	$1,751,879	$1,466	$(33,088)	$1,720,257

As of September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At September 30, 2018 and December 31, 2017, $55.5 million and $19.0 million, respectively, in unrealized losses on securities available for sale net of taxes were included in accumulated other comprehensive loss. Also included in accumulated other comprehensive loss at September 30, 2018 and December 31, 2017, were unrealized losses on interest only strip net of taxes of $48 thousand and $41 thousand, respectively. There were no reclassifications out of accumulated other comprehensive loss into earnings during the three and nine months ended September 30, 2018 or 2017.
On January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available-for-sale securities and accounts for these investments as equity investments with readily determinable fair value with changes in fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets to retained earnings on January 1, 2018. The subsequent changes to fair value for mutual funds were recorded as other noninterest income for the three and nine months ended September 30, 2018.

The amortized cost and estimated fair value of investment securities at September 30, 2018, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$751	$766
Due after one year through five years	17,393	17,374
Due after five years through ten years	28,861	28,379
Due after ten years	37,325	34,816
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	948,536	911,881
Mortgage-backed securities:
Residential	431,790	412,708
Commercial	467,761	448,326
Total	$1,932,417	$1,854,250

Securities with carrying values of approximately $353.8 million and $359.2 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of September 30, 2018
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	20	$209,673	$(1,418)	86	$700,789	$(35,247)	106	$910,462	$(36,665)
Mortgage-backed securities:
Residential*	11	63,627	(1,280)	41	347,316	(17,811)	52	410,943	(19,091)
Commercial*	18	195,427	(4,712)	20	242,896	(14,723)	38	438,323	(19,435)
Corporate securities	—	—	—	1	4,349	(651)	1	4,349	(651)
Municipal securities	71	42,623	(753)	5	20,713	(1,765)	76	63,336	(2,518)
Total	120	$511,350	$(8,163)	153	$1,316,063	$(70,197)	273	$1,827,413	$(78,360)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2017
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	38	$425,198	$(5,954)	53	$408,526	$(11,588)	91	$833,724	$(17,542)
Mortgage-backed securities:
Residential*	20	195,086	(1,282)	23	230,616	(5,701)	43	425,702	(6,983)
Commercial*	16	186,357	(1,614)	8	115,008	(5,067)	24	301,365	(6,681)
Corporate securities	1	4,475	(522)	—	—	—	1	4,475	(522)
Municipal securities	18	9,295	(69)	3	22,144	(806)	21	31,439	(875)
Mutual funds	1	8,899	(101)	3	11,579	(384)	4	20,478	(485)
Total	94	$829,310	$(9,542)	90	$787,873	$(23,546)	184	$1,617,183	$(33,088)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company evaluates securities for other-than-temporary-impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair values of the securities have been less than the cost of the securities, management’s intention to sell, and/or whether it is more likely than not that management will be required to sell the security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, the Company considers, among other considerations, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
The Company had collateralized mortgage obligations, mortgage backed securities, corporate securities, and municipal securities that were in a continuous unrealized loss position for twelve months or longer as of September 30, 2018. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had unrealized losses of $35.2 million at September 30, 2018, and total mortgage backed securities in a continuous loss position for twelve months or longer had total unrealized losses of $32.5 million. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on U.S. Government agencies and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Corporate securities that were in a continuous loss position for twelve months or longer had unrealized losses of $651 thousand at September 30, 2018. Municipal securities that were in a continuous loss position for twelve months or longer had unrealized losses of $1.8 million at September 30, 2018. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on U.S. Government sponsored collateralized mortgage obligations and mortgage backed securities, corporate securities, and municipal securities that were in an unrealized loss position at September 30, 2018.
The Company considers the losses on the investments in unrealized loss positions at September 30, 2018 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	September 30, 2018	December 31, 2017
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$49,602	$49,774
Commercial	8,307,213	8,142,036
Construction	283,042	316,412
Total real estate loans	8,639,857	8,508,222
Commercial business	2,126,608	1,780,869
Trade finance	191,605	166,664
Consumer and other	969,835	647,102
Total loans outstanding	11,927,905	11,102,857
Deferred loan fees, net	(723)	(282)
Loans receivable	11,927,182	11,102,575
Allowance for loan losses	(90,629)	(84,541)
Loans receivable, net of allowance for loan losses	$11,836,553	$11,018,034

The loan portfolio is made up of four segments: real estate loans, commercial business, trade finance, and consumer and other. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to business for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions and other business related financing needs. Trade finance loans generally serves businesses involved in international trade activities. Consumer and other loans consist mostly of single family residential mortgage loans but also includes home equity, credit cards, and other personal loans.
The four segments are further segregated between loans accounted for under the amortized cost method (“Legacy Loans”), and previously acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses (“Acquired Loans”). Acquired Loans are further segregated between purchased credit impaired loans (loans with credit deterioration on the date of acquisition and accounted for under ASC 310-30, or “PCI loans”), and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or “non-PCI loans”).
The following table presents changes in the accretable discount on PCI loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$53,573	$53,657	$55,002	$43,611
Accretion	(5,239)	(5,815)	(16,970)	(16,375)
Reclassification from nonaccretable difference	7,889	6,696	18,191	27,302
Balance at end of period	$56,223	$54,538	$56,223	$54,538
On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of PCI loans is considered the “accretable yield.” The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income; 2) indices for variable rates of interest on PCI loans may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended September 30, 2018
Balance, beginning of period	$48,235	$22,031	$983	$4,799	$12,816	$991	$3	$23	$89,881
Provision (credit) for loan losses	5,537	(856)	(159)	1,036	1,744	28	(3)	(27)	7,300
Loans charged off	(5,854)	(292)	—	(343)	(191)	(174)	—	(13)	(6,867)
Recoveries of charge offs	41	188	17	1	—	32	—	36	315
Balance, end of period	$47,959	$21,071	$841	$5,493	$14,369	$877	$—	$19	$90,629

Nine Months Ended September 30, 2018
Balance, beginning of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541
Provision (credit) for loan losses	7,792	2,920	(874)	2,999	1,430	(2,114)	(42)	(11)	12,100
Loans charged off	(6,061)	(1,080)	—	(919)	(385)	(740)	—	(13)	(9,198)
Recoveries of charge offs	868	2,003	41	28	2	204	—	40	3,186
Balance, end of period	$47,959	$21,071	$841	$5,493	$14,369	$877	$—	$19	$90,629

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended September 30, 2017
Balance, beginning of period	$40,478	$21,495	$1,000	$2,282	$13,411	$1,291	$106	$11	$80,074
Provision (credit) for loan losses	3,664	1,499	418	664	(1,312)	395	56	16	5,400
Loans charged off	(175)	(3,870)	—	(218)	(162)	(471)	—	(17)	(4,913)
Recoveries of charge offs	23	3,020	2	—	—	25	—	2	3,072
Balance, end of period	$43,990	$22,144	$1,420	$2,728	$11,937	$1,240	$162	$12	$83,633

Nine Months Ended September 30, 2017
Balance, beginning of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
Provision (credit) for loan losses	7,174	2,356	1,621	1,348	(406)	1,517	162	(12)	13,760
Loans charged off	(2,221)	(7,485)	(2,104)	(738)	(479)	(596)	—	(17)	(13,640)
Recoveries of charge offs	81	3,843	6	2	31	202	—	5	4,170
Balance, end of period	$43,990	$22,144	$1,420	$2,728	$11,937	$1,240	$162	$12	$83,633

The following tables break out the allowance for loan losses and the recorded investment of loans outstanding (not including accrued interest receivable and net deferred loan costs or fees) by individually impaired, general valuation, and PCI impairment, by portfolio segment at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$373	$2,920	$1	$4	$295	$425	$—	$1	$4,019
Collectively evaluated for impairment	47,586	18,151	840	5,489	1,220	452	—	18	73,756
PCI loans	—	—	—	—	12,854	—	—	—	12,854
Total	$47,959	$21,071	$841	$5,493	$14,369	$877	$—	$19	$90,629

Loans outstanding:
Individually evaluated for impairment	$42,879	$32,009	$5,940	$831	$17,039	$6,001	$3,232	$1,251	$109,182
Collectively evaluated for impairment	6,766,006	1,974,442	182,433	823,112	1,682,321	89,390	—	137,841	11,655,545
PCI loans	—	—	—	—	131,612	24,766	—	6,800	163,178
Total	$6,808,885	$2,006,451	$188,373	$823,943	$1,830,972	$120,157	$3,232	$145,892	$11,927,905

	December 31, 2017
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,378	$2,807	$3	$35	$246	$854	$—	$—	$5,323
Collectively evaluated for impairment	43,982	14,421	1,671	3,350	1,036	2,673	42	3	67,178
PCI loans	—	—	—	—	12,040	—	—	—	12,040
Total	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541

Loans outstanding:
Individually evaluated for impairment	$41,041	$31,322	$3,951	$908	$14,239	$18,733	$2,984	$1,171	$114,349
Collectively evaluated for impairment	6,172,448	1,459,273	152,204	477,375	2,120,001	244,980	7,525	157,794	10,791,600
PCI loans	—	—	—	—	160,493	26,561	—	9,854	196,908
Total	$6,213,489	$1,490,595	$156,155	$478,283	$2,294,733	$290,274	$10,509	$168,819	$11,102,857
As of September 30, 2018 and December 31, 2017, the reserve for unfunded loan commitments recorded in other liabilities was $736 thousand and $836 thousand, respectively. For the three months ended September 30, 2018 and 2017, recognized credit for unfunded commitments recorded in credit related expense was $(50) thousand and $(2.8) million, respectively. For the nine months ended September 30, 2018 and 2017, the recognized credit for unfunded commitments was $(100) thousand and $(2.4) million, respectively.

The recorded investment of individually impaired loans and the total impaired loans net of specific allowance is presented in the following table for the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
With allocated specific allowance
Without charge off	$33,421	$28,614
With charge off	1,354	3,044
With no allocated specific allowance
Without charge off	65,072	77,533
With charge off	9,335	5,158
Specific allowance on impaired loans	(4,019)	(5,323)
Impaired loans, net of specific allowance	$105,163	$109,026

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) as of September 30, 2018 and December 31, 2017, and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2018 and 2017. Impaired loans with no related allowance are believed by management to be adequately collateralized.

	As of September 30, 2018			As of December 31, 2017
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,690	1,796	231	532	531	131
Hotel & motel	3,036	3,387	286	2,931	5,090	284
Gas station & car wash	—	—	—	—	—	—
Mixed use	2,996	3,058	32	312	958	4
Industrial & warehouse	588	1,423	98	772	1,482	96
Other	4,725	5,128	21	4,397	4,401	1,109
Real estate—construction	—	—	—	—	—	—
Commercial business	20,220	22,967	3,345	18,330	22,757	3,661
Trade finance	562	562	1	3,861	3,861	3
Consumer and other	958	6	5	523	524	35
Subtotal	$34,775	$38,327	$4,019	$31,658	$39,604	$5,323
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	7,935	11,026	—	11,792	13,923	—
Hotel & motel	9,279	18,107	—	2,841	5,288	—
Gas station & car wash	380	3,668	—	591	1,764	—
Mixed use	3,924	4,199	—	1,101	3,490	—
Industrial & warehouse	13,254	14,277	—	8,429	8,525	—
Other	12,111	13,261	—	20,282	24,412	—
Real estate—construction	—	—	—	1,300	1,441	—
Commercial business	17,790	22,065	—	31,725	33,207	—
Trade finance	8,610	8,610	—	3,074	3,091	—
Consumer and other	1,124	168	—	1,556	1,676	—
Subtotal	$74,407	$95,381	$—	$82,691	$96,817	$—
Total	$109,182	$133,708	$4,019	$114,349	$136,421	$5,323
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized During Impairment	Average Recorded Investment*	Interest Income Recognized During Impairment	Average Recorded Investment*	Interest Income Recognized During Impairment	Average Recorded Investment*	Interest Income Recognized During Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$125	$—	$—	$—	$63	$—	$—	$—
Real estate—commercial
Retail	4,740	8	1,197	4	4,099	22	1,268	11
Hotel & motel	2,897	—	2,269	17	2,888	—	4,330	49
Gas station & car wash	—	—	—	—	—	—	54	—
Mixed use	3,004	40	228	2	2,320	115	228	5
Industrial & warehouse	1,721	6	746	—	1,648	22	1,226	—
Other	4,322	33	4,572	60	5,608	133	13,534	175
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	22,159	138	27,031	261	23,381	408	25,036	749
Trade finance	2,128	2	4,118	58	2,678	4	2,587	215
Consumer and other	981	6	251	1	744	12	169	3
Subtotal	$42,077	$233	$40,412	$403	$43,429	$716	$48,432	$1,207
With no related allowance:
Real estate—residential	$—	$—	$249	$20	$—	$—	$1,381	$57
Real estate—commercial
Retail	7,901	36	10,071	91	10,390	107	12,412	263
Hotel & motel	6,834	—	10,494	59	4,887	—	8,346	175
Gas station & car wash	358	—	3,022	114	514	—	3,812	317
Mixed use	3,886	49	1,274	109	2,494	149	4,095	324
Industrial & warehouse	12,209	86	8,390	68	11,364	249	8,738	191
Other	12,559	80	14,733	6	14,892	230	16,324	19
Real estate—construction	—	—	1,300	—	650	—	1,689	—
Commercial business	20,320	129	11,544	—	19,262	360	10,417	—
Trade finance	5,785	120	1,765	—	4,503	354	2,975	—
Consumer and other	1,541	—	1,305	—	1,569	—	1,147	—
Subtotal	$71,393	$500	$64,147	$467	$70,525	$1,449	$71,336	$1,346
Total	$113,470	$733	$104,559	$870	$113,954	$2,165	$119,768	$2,553
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	As of September 30, 2018			As of December 31, 2017
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	492	512	166	262	261	126
Hotel & motel	72	345	5	85	86	2
Gas station & car wash	—	—	—	—	—	—
Mixed use	2,828	2,828	31	129	129	1
Industrial & warehouse	247	1,070	91	221	896	96
Other	262	262	2	319	323	21
Real estate—construction	—	—	—	—	—	—
Commercial business	4,360	6,263	425	1,987	2,903	854
Trade finance	—	—	—	—	—	—
Consumer and other	148	—	1	—	—	—
Subtotal	$8,409	$11,280	$721	$3,003	$4,598	$1,100
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	3,097	3,883	—	3,412	4,099	—
Hotel & motel	5,459	6,891	—	482	1,887	—
Gas station & car wash	248	2,673	—	1	28	—
Mixed use	—	—	—	152	2,240	—
Industrial & warehouse	119	894	—	45	45	—
Other	4,215	4,780	—	9,131	9,951	—
Real estate—construction	—	—	—	—	—	—
Commercial business	1,641	1,812	—	16,746	16,926	—
Trade finance	3,232	3,232	—	2,984	3,001	—
Consumer and other	1,103	146	—	1,171	1,291	—
Subtotal	$19,114	$24,311	$—	$34,124	$39,468	$—
Total	$27,523	$35,591	$721	$37,127	$44,066	$1,100
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Impaired Acquired Loans	Average Recorded Investment*	Interest Income Recognized During Impairment	Average Recorded Investment*	Interest Income Recognized During Impairment	Average Recorded Investment*	Interest Income Recognized During Impairment	Average Recorded Investment*	Interest Income Recognized During Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$125	$—	$—	$—	$63	$—	$—	$—
Real estate—commercial
Retail	793	—	927	4	588	—	998	11
Hotel & motel	73	—	174	—	79	—	110	—
Gas station & car wash	—	—	—	—	—	—	—	—
Mixed use	2,833	40	190	2	2,189	115	191	5
Industrial & warehouse	258	—	452	—	250	1	226	—
Other	788	3	303	4	1,802	10	319	11
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	4,506	41	1,250	9	5,709	121	892	24
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	150	2	—	—	75	4	—	—
Subtotal	$9,526	$86	$3,296	$19	$10,755	$251	$2,736	$51
With no related allowance:
Real estate—residential	$—	$—	$249	$20	$—	$—	$294	$57
Real estate—commercial
Retail	3,008	31	1,709	15	3,181	92	2,729	45
Hotel & motel	3,516	—	2,671	—	2,000	—	3,737	—
Gas station & car wash	218	—	454	—	159	—	774	—
Mixed use	36	—	104	—	56	—	2,701	—
Industrial & warehouse	119	—	60	1	287	—	63	2
Other	4,364	63	3,806	46	5,574	181	4,205	116
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	6,894	27	1,835	47	5,405	65	1,014	142
Trade finance	3,097	48	1,692	68	3,136	138	846	191
Consumer and other	1,531	—	684	2	1,373	—	518	6
Subtotal	$22,783	$169	$13,264	$199	$21,171	$476	$16,881	$559
Total	$32,309	$255	$16,560	$218	$31,926	$727	$19,617	$610
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

Generally, loans are placed on nonaccrual status if the principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the three and nine months ended September 30, 2018 or 2017.
The following table represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of September 30, 2018 and December 31, 2017.

	Nonaccrual Loans(1)		Accruing Loans Past Due 90 or More Days
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	5,284	3,179	—	—
Hotel & motel	6,783	3,931	—	—
Gas station & car wash	132	590	—	—
Mixed use	926	1,132	—	—
Industrial & warehouse	6,266	3,403	—	—
Other	8,895	5,689	—	—
Real estate—construction	—	1,300	—	—
Commercial business	16,953	8,540	—	—
Trade finance	429	—	—	—
Consumer and other	463	471	401	407
Subtotal	$46,131	$28,235	$401	$407
Acquired Loans: (2)
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	916	638	—	—
Hotel & motel	5,532	568	—	—
Gas station & car wash	248	1	—	—
Mixed use	—	152	—	—
Industrial & warehouse	356	221	—	—
Other	276	1,389	—	—
Real estate—construction	—	—	—	—
Commercial business	1,737	14,560	—	—
Trade finance	—	—	—	—
Consumer and other	1,103	1,011	—	—
Subtotal	$10,168	$18,540	$—	$—
Total	$56,299	$46,775	$401	$407
__________________________________

(1)	Total nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $23.1 million and $22.1 million, at September 30, 2018 and December 31, 2017, respectively.

(2)	Acquired Loans exclude PCI loans.

The following tables present the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of September 30, 2018 and December 31, 2017 by class of loans:

	As of September 30, 2018				As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,374	—	813	2,187	3,239	—	285	3,524
Hotel & motel	4,605	1,852	3,573	10,030	1,884	1,172	2,635	5,691
Gas station & car wash	—	—	33	33	956	—	435	1,391
Mixed use	—	—	574	574	129	—	952	1,081
Industrial & warehouse	53	1,055	1,922	3,030	1,121	99	2,473	3,693
Other	1,365	2,561	2,269	6,195	1,409	—	5,425	6,834
Real estate—construction	5,125	—	—	5,125	—	—	1,300	1,300
Commercial business	843	404	5,956	7,203	698	516	2,508	3,722
Trade finance	—	—	429	429	—	—	—	—
Consumer and other	15,315	118	407	15,840	7,512	97	494	8,103
Subtotal	$28,680	$5,990	$15,976	$50,646	$16,948	$1,884	$16,507	$35,339
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,530	—	679	2,209	81	216	386	683
Hotel & motel	—	—	3,919	3,919	—	1,219	—	1,219
Gas station & car wash	—	—	221	221	1,161	41	1	1,203
Mixed use	—	—	—	—	151	—	152	303
Industrial & warehouse	143	—	119	262	804	264	221	1,289
Other	3,151	143	—	3,294	275	—	—	275
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	722	48	547	1,317	1,088	256	885	2,229
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	—	—	432	432	957	270	181	1,408
Subtotal	$5,546	$191	$5,917	$11,654	$4,517	$2,266	$1,826	$8,609
Total Past Due	$34,226	$6,181	$21,893	$62,300	$21,465	$4,150	$18,333	$43,948
__________________________________

(1)	Acquired Loans exclude PCI loans.
Loans accounted for under ASC 310-30 are generally considered accruing and performing and the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due can still considered to be accruing and performing loans. The loans may be classified as nonaccrual if the timing and amount of future cash flows is not reasonably estimable.

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

The following tables present the recorded investment of risk ratings for Legacy and Acquired Loans as of September 30, 2018 and December 31, 2017 by class of loans:

	As of September 30, 2018
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$34,949	$—	$918	$—	$35,867
Real estate—commercial
Retail	1,796,421	10,988	20,986	—	1,828,395
Hotel & motel	1,319,042	23,480	14,426	1	1,356,949
Gas station & car wash	791,023	461	534	—	792,018
Mixed use	498,944	15,499	10,281	—	524,724
Industrial & warehouse	649,074	10,137	32,257	—	691,468
Other	1,288,683	54,357	24,861	—	1,367,901
Real estate—construction	194,187	10,600	6,776	—	211,563
Commercial business	1,903,115	47,199	56,137	—	2,006,451
Trade finance	179,459	4,725	3,760	429	188,373
Consumer and other	822,997	115	831	—	823,943
Subtotal	$9,477,894	$177,561	$171,767	$430	$9,827,652
Acquired Loans:
Real estate—residential	$13,258	$396	$81	$—	$13,735
Real estate—commercial
Retail	527,433	5,623	17,813	—	550,869
Hotel & motel	200,884	305	18,939	—	220,128
Gas station & car wash	157,845	275	8,091	—	166,211
Mixed use	80,845	4,847	9,417	—	95,109
Industrial & warehouse	197,537	4,907	20,706	233	223,383
Other	450,400	13,077	26,581	—	490,058
Real estate—construction	64,316	7,163	—	—	71,479
Commercial business	98,002	1,392	20,698	65	120,157
Trade finance	—	—	3,232	—	3,232
Consumer and other	141,187	40	4,519	146	145,892
Subtotal	$1,931,707	$38,025	$130,077	$444	$2,100,253
Total	$11,409,601	$215,586	$301,844	$874	$11,927,905

	As of December 31, 2017
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$33,557	$1,147	$1,439	$—	$36,143
Real estate—commercial
Retail	1,640,809	32,723	17,856	—	1,691,388
Hotel & motel	1,224,597	19,358	8,877	—	1,252,832
Gas station & car wash	737,485	9,013	590	—	747,088
Mixed use	421,755	4,581	1,477	—	427,813
Industrial & warehouse	577,344	16,716	24,317	—	618,377
Other	1,133,188	30,030	53,995	—	1,217,213
Real estate—construction	219,583	—	3,052	—	222,635
Commercial business	1,389,043	35,640	65,912	—	1,490,595
Trade finance	152,583	2,200	1,372	—	156,155
Consumer and other	477,370	5	908	—	478,283
Subtotal	$8,007,314	$151,413	$179,795	$—	$8,338,522
Acquired Loans:
Real estate—residential	$13,369	$262	$—	$—	$13,631
Real estate—commercial
Retail	630,555	6,921	20,797	—	658,273
Hotel & motel	275,191	4,247	24,987	—	304,425
Gas station & car wash	194,063	2,872	8,992	—	205,927
Mixed use	94,864	5,725	14,738	—	115,327
Industrial & warehouse	250,049	14,973	16,358	265	281,645
Other	568,545	19,848	33,335	—	621,728
Real estate—construction	93,777	—	—	—	93,777
Commercial business	236,705	8,593	44,964	12	290,274
Trade finance	7,455	—	3,054	—	10,509
Consumer and other	162,495	37	6,202	85	168,819
Subtotal	$2,527,068	$63,478	$173,427	$362	$2,764,335
Total	$10,534,382	$214,891	$353,222	$362	$11,102,857
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three and nine months ended September 30, 2018 and 2017 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$—	$—	$—	$429
Consumer	525	—	6,680	—
Total	$525	$—	$6,680	$429

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of loans, and other pertinent factors.
Migration analysis is a formula methodology derived from the Bank’s actual historical net charge off experience for each loan class (type) or pool and risk grade. The migration analysis is centered on the Bank’s internal credit risk rating system. Management’s internal loan review and externally contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial conditions; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien positions; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans that are not specifically identified as impaired (“non-impaired loans”). The Bank’s general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on the migration analysis methodology described above. Loans are classified by class and risk grade, and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance on the most recent losses. That loss experience is then applied to the stratified portfolio at the end of each quarter. The Company utilizes nineteen non-homogeneous loan pools in the quantitative analysis process. The non-impaired commercial real estate loan portfolio is stratified into fourteen different loan pools based on property types and the non-impaired commercial and industrial and consumer loans are stratified into five different loan pools based on loan type in order to allocate historic loss experience on a more granular basis.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the migration analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type or pool. However, if information exists to warrant adjustment to the migration analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge off, and recovery practices;

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in the trends of the volume and severity of past due loans, classified loans, nonaccrual loans, troubled debt restructurings, and other loan modifications;

•	Changes in the quality of the loan review system and the degree of oversight by the Directors;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	The effect of external factors, such as competition, legal requirements, and regulatory requirements on the level of estimated losses in the loan portfolio.

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
For commercial business loans, real estate loans, and certain consumer loans, management bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate, or on the fair value of the loan’s collateral if the loan is collateral dependent. The scope for evaluation of individual impairment includes all loans greater than $500 thousand risk graded Substandard, Doubtful, Loss, or classified as troubled debt restructurings (“TDRs”). Management evaluates most consumer loans for impairment on a collective basis because these loans generally have smaller balances and are homogeneous in the underwriting of terms and conditions and in the types of collateral. If a loan is deemed to be impaired, the amount of the impairment is supported by a specific allowance amount which is included in the allowance for loan losses through a charge to the provision for loan losses.
For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower’s credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Provision for loan losses on acquired loans for the three months ended September 30, 2018 was $1.7 million which included $1.5 million in provision for loan losses related to PCI loans. Credit for loan losses on acquired loans for the nine months ended September 30, 2018 was $737 thousand which included $851 thousand in provision for loan losses related to PCI loans.

The following table presents breakdown of loans by impairment method at September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$59,918	$—	$38,010	$9,172	$2,082	$109,182
Specific allowance	$—	$668	$—	$3,345	$1	$5	$4,019
Specific allowance to impaired loans	N/A	1.11%	N/A	8.80%	0.01%	0.24%	3.68%
Other loans	$49,602	$8,247,295	$283,042	$2,088,598	$182,433	$967,753	$11,818,723
General allowance	$55	$60,990	$615	$18,603	$840	$5,507	$86,610
General allowance to other loans	0.11%	0.74%	0.22%	0.89%	0.46%	0.57%	0.73%
Total loans	$49,602	$8,307,213	$283,042	$2,126,608	$191,605	$969,835	$11,927,905
Total allowance for loan losses	$55	$61,658	$615	$21,948	$841	$5,512	$90,629
Total allowance to total loans	0.11%	0.74%	0.22%	1.03%	0.44%	0.57%	0.76%

	As of December 31, 2017
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$53,980	$1,300	$50,055	$6,935	$2,079	$114,349
Specific allowance	$—	$1,624	$—	$3,661	$3	$35	$5,323
Specific allowance to impaired loans	N/A	3.01%	N/A	7.31%	0.04%	1.68%	4.66%
Other loans	$49,774	$8,088,056	$315,112	$1,730,814	$159,729	$645,023	$10,988,508
General allowance	$88	$56,040	$930	$17,094	$1,713	$3,353	$79,218
General allowance to other loans	0.18%	0.69%	0.30%	0.99%	1.07%	0.52%	0.72%
Total loans	$49,774	$8,142,036	$316,412	$1,780,869	$166,664	$647,102	$11,102,857
Total allowance for loan losses	$88	$57,664	$930	$20,755	$1,716	$3,388	$84,541
Total allowance to total loans	0.18%	0.71%	0.29%	1.17%	1.03%	0.52%	0.76%
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
TDR loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At September 30, 2018, total TDR loans were $73.7 million, compared to $78.5 million at December 31, 2017.

A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of September 30, 2018 and December 31, 2017 is presented below:

	As of September 30, 2018
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$8,067	$990	$—	$9,057	$5,662	$817	$—	$6,479	$15,536
Maturity / amortization concession	11,004	17,527	9,126	37,657	—	13,532	185	13,717	51,374
Rate concession	4,919	755	133	5,807	989	—	—	989	6,796
Total	$23,990	$19,272	$9,259	$52,521	$6,651	$14,349	$185	$21,185	$73,706

	As of December 31, 2017
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$22,550	$376	$—	$22,926	$3,071	$170	$—	$3,241	$26,167
Maturity / amortization concession	4,768	25,584	7,442	37,794	1,536	5,264	98	6,898	44,692
Rate concession	5,444	996	90	6,530	1,083	18	—	1,101	7,631
Total	$32,762	$26,956	$7,532	$67,250	$5,690	$5,452	$98	$11,240	$78,490
TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at September 30, 2018 were comprised of 20 commercial real estate loans totaling $24.0 million, 36 commercial business loans totaling $19.3 million, and 7 other loans totaling $9.3 million. TDR loans on accrual status at December 31, 2017 were comprised of 24 commercial real estate loans totaling $32.8 million, 27 commercial business loans totaling $27.0 million and 7 other loans totaling $7.5 million. The Company expects that TDR loans on accrual status as of September 30, 2018, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.

The Company has allocated $3.6 million and $4.8 million of specific reserves to TDR loans as of September 30, 2018 and December 31, 2017, respectively.

The following tables present the recorded investment of loans classified as TDR during the three and nine months ended September 30, 2018 and 2017 by class of loans:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	—	—	—	1	464	452
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	5	4,497	4,497	7	5,409	4,753
Trade finance	1	898	898	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	6	$5,395	$5,395	8	$5,873	$5,205
Acquired Loans:
Real estate—residential	—	$—	$—	1	$614	$498
Real estate—commercial
Retail	—	—	—	—	—	—
Hotel & motel	1	73	73	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	1	237	237	—	—	—
Other	—	—	—	1	851	2,265
Real estate—construction	—	—	—	—	—	—
Commercial business	3	383	383	5	4,478	3,535
Trade finance	—	—	—	1	2,938	3,384
Consumer and other	—	—	—	—	—	—
Subtotal	5	$693	$693	8	$8,881	$9,682
Total	11	$6,088	$6,088	16	$14,754	$14,887

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	2	54	54	2	1,123	1,091
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	1	2,078	2,078	—	—	—
Other	1	1,226	1,226	—	—	—
Real estate - construction	—	—	—	—	—	—
Commercial business	17	10,727	10,727	12	12,282	11,027
Trade finance	1	898	898	—	—	—
Consumer and other	1	67	67	—	—	—
Subtotal	23	$15,050	$15,050	14	$13,405	$12,118
Acquired Loans:
Real estate—residential	—	$—	$—	1	$614	$498
Real estate—commercial
Retail	—	—	—	2	221	218
Hotel & motel	1	73	73	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	1	2,704	2,704	—	—	—
Industrial & warehouse	1	237	237	—	—	—
Other	—	—	—	1	851	2,265
Real estate—construction	—	—	—	—	—	—
Commercial business	5	1,647	1,647	6	4,678	3,688
Trade finance	—	—	—	1	2,938	3,384
Consumer and other	—	—	—	—	—	—
Subtotal	8	$4,661	$4,661	11	$9,302	$10,053
Total	31	$19,711	$19,711	25	$22,707	$22,171
For TDRs modified during the three and nine months ended September 30, 2018, the Company recorded $204 thousand and $242 thousand, respectively, in specific reserves. There were no charge offs of TDR loans modified during the three and nine months ended September 30, 2018. For TDR loans modified during the three and nine months ended September 30, 2017, the Company recorded $376 thousand and $1.3 million, respectively, in specific reserves. There were no charge offs of TDR loans modified during the three and nine months ended September 30, 2017.

The following table presents loans modified as TDRs within the previous twelve months ended September 30, 2018 and September 30, 2017 that subsequently had payment defaults during the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Number of Loans	Balance	Number of Loans	Balance
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	1	1,019	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	1	1,226	—	—
Real estate—construction	—	—	—	—
Commercial business	—	—	2	827
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	2	$2,245	2	$827
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	—	—	—	—
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	—	$—	—	$—
Total	2	$2,245	2	$827

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Loans	Balance	Number of Loans	Balance
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	1	53	—	—
Gas station & car wash	1	1,019	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	1	1,226	—	—
Real estate—construction	—	—	—	—
Commercial business	1	200	2	827
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	4	$2,498	2	$827
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	—	—	—	—
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	—	$—	—	$—
Total	4	$2,498	2	$827

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $155 thousand and $158 thousand in specific reserves for TDR loans that had payment defaults during the three and nine months ended September 30, 2018, respectively. There were no charge offs for TDR loans that had payment defaults during the three and nine months ended September 30, 2018.
There were four Legacy TDR loans that subsequently defaulted during the three and nine months ended September 30, 2018 that were modified as follows: two commercial real estate loans totaling $1.1 million were modified through payment extensions, one commercial real estate loan totaling $1.2 million was modified through a maturity extension, and one commercial business loan totaling $200 thousand was modified through a maturity extension.
As of September 30, 2017, there were no specific reserves for the TDR loans that had payment defaults during the three and nine months ended September 30, 2017. The total charge offs for the TDR loans that had payment defaults during the three and nine months ended September 30, 2017 totaled $203 thousand.
There were two Legacy commercial business TDR loans totaling $827 thousand that subsequently defaulted during the three and nine months ended September 30, 2017 that were modified through maturity concessions.

8.    Deposits
The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2018 and December 31, 2017, was $1.66 billion and $1.28 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at September 30, 2018 and December 31, 2017. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At September 30, 2018 and December 31, 2017, securities with carrying values of approximately $335.6 million and $337.7 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at September 30, 2018 and December 31, 2017, totaled $1.40 billion and $797.0 million, respectively. Brokered deposits at September 30, 2018 consisted of $298.3 million in money market and NOW accounts and $1.1 billion in time deposits accounts. Brokered deposits at December 31, 2017 consisted of $258.5 million in money market and NOW accounts and $538.5 million in time deposit accounts.

9.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.72 billion at September 30, 2018, and $3.54 billion at December 31, 2017. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At September 30, 2018 and December 31, 2017, real estate secured loans with a carrying amount of approximately $5.93 billion and $4.91 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At September 30, 2018 and December 31, 2017, other than FHLB stock, no securities were pledged as collateral at FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At September 30, 2018 and December 31, 2017, FHLB advances totaling $836.6 million and $1.16 billion, respectively, had weighted average effective interest rates of 1.76% and 1.63%, respectively. FHLB advances at September 30, 2018 and December 31, 2017 had various maturities through December 2022. The effective interest rate of FHLB advances as of September 30, 2018 ranged between 1.06% and 2.39%. At September 30, 2018, the Company’s remaining borrowing capacity with the FHLB was $2.87 billion.
At December 31, 2017, the Company also had $69.9 million in overnight federal funds purchased from lines at other banks. There were no federal funds purchased from other banks at September 30, 2018.
At September 30, 2018, the contractual maturities for FHLB advances were as follows:

September 30, 2018
Scheduled maturities in:	(Dollars in thousands)
2018	$40,000
2019	320,000
2020	185,000
2021	145,000
2022 and thereafter	145,000
Premium on acquired advances - no maturity	1,637
Total	$836,637

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the fair market value of the qualifying loans and securities that are pledged. At September 30, 2018, the outstanding principal balance of the qualifying loans pledged at the FRB was $984.7 million and there were no investment securities pledged. At September 30, 2018 and December 31, 2017, the total available borrowing capacity at the FRB discount window was $784.5 million and $564.6 million, respectively. There were no borrowings outstanding at the FRB discount window as of September 30, 2018 and December 31, 2017.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At September 30, 2018, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at September 30, 2018:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	5.48%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	5.19%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	5.28%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	3.98%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	13,975	Variable	5.19%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	15,472	Variable	4.12%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	10,903	Variable	3.73%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	17,688	Variable	3.71%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,751	Variable	4.02%	06/30/2037
Total		$126,000	$101,657

The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at September 30, 2018 and is included in other assets. Although the subordinated debt issued by the trusts is not included as a component of stockholders’ equity in the consolidated statements of financial condition, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are now includable in Tier 2 capital.
Under the “Merger and Acquisition Transition Provisions” in BASEL III, if a depository institution holding company of $15 billion or more acquires a depository institution holding company with total consolidated assets of less than $15 billion as of December 31, 2009, the non-qualifying capital instruments of the resulting organization will be subject to a phase-out schedule. The phase-out schedule ended in 2016 and therefore in accordance with BASEL III, the Company’s subordinated debenture no longer qualify for Tier 1 capital treatment as the Company acquired depository institutions subsequent to 2009 and the Company exceeded total consolidated assets of $15 billion as of September 30, 2018. The subordinated debentures are still eligible for inclusion in Tier 2 capital.
Convertible Notes
On May 11, 2018, the Company issued $200 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional investors under Rule 144A of the Securities Act of 1933. Subsequently on June 7, 2018, an additional $17.5 million in convertible notes were issued as part of the initial offering over-allotment option. In total, the Company issued $217.5 million in convertible notes during the second quarter of 2018. The convertible notes can be converted to the Company’s share of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock which represents a premium of 22.5% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes have the option to convert all or a portion of the the notes at any time on or after February 15, 2023. Prior to February 15, 2023, the convertible notes cannot be converted unless under certain specified scenarios. The convertible notes can be called by the Company, in part or in whole, on or after May 20, 2023 for 100% of the principal amount in cash. Holders of the convertible notes also have the option to repurchase or put the notes on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash. The convertible notes can be settled in entirely cash, stock, or a combination of stock and cash at the option of the Company.

The convertible notes were issued as part of the Company’s plan to repurchase its common stock. On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to use up to $100.0 million of the proceeds from the convertible notes offering to repurchase its common stock. The net proceeds from the offering, after deducting the initial purchaser’s discount, was approximately $213.2 million. Of the total net proceeds, $113.2 million was down-streamed to the Bank as equity and the remaining $100.0 million was allocated for share repurchases. The Company used approximately $76.0 million of the allocated $100.0 million for share repurchases to repurchase shares of its common stock from purchasers of the convertible notes in privately negotiated transactions at a purchase price per share equal to the $18.11 per share closing price of the Company’s common stock. Subsequently, the Company repurchased additional shares of common stock on the open market. As of September 30, 2018, the Company completed the share repurchases with repurchases totaling $100.0 million, or 5.6 million shares at a weighted average price of $17.9598.
In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be five years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and carrying value as of September 30, 2018 is presented below:

		As of September 30, 2018
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	1,531	(20,349)
Issuance costs to be capitalized	5 years	(4,119)	300	(3,819)
Carrying balance of convertible notes		$191,501	$1,831	$193,332
Interest expense on the convertible notes for the three and nine months ended September 30, 2018 totaled $2.3 million and $3.5 million, respectively. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. Subsequent to May 15, 2023, interest expense on the convertible note will consist of only accrued interest on the coupon.

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
At September 30, 2018 and December 31, 2017, interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	As of September 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks:
Notional amount	$301,852	$274,156
Weighted average remaining term	6.5 years	7.3 years
Received fixed rate (weighted average)	4.43%	4.34%
Pay variable rate (weighted average)	4.43%	3.74%
Estimated fair value	$12,685	$2,838
Back to back interest rate swaps with loan customers:
Notional amount	$301,852	$274,156
Weighted average remaining term	6.5 years	7.3 years
Received variable rate (weighted average)	4.43%	3.74%
Pay fixed rate (weighted average)	4.43%	4.34%
Estimated fair value	$(12,685)	$(2,838)

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2018, the Company had approximately $9.2 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2017, the Company had approximately $4.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of September 30, 2018		As of December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value

	(Dollars in thousands)
Assets:
Interest rate lock commitments	$7,964	$40	$4,795	$25
Forward sale contracts related to mortgage banking	$4,331	$14	$2,452	$8

Liabilities:
Interest rate lock commitments	$1,241	$(2)	$—	$—
Forward sale contracts related to mortgage banking	$8,871	$(9)	$2,343	$5

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
Commitments at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$1,733,485	$1,526,981
Standby letters of credit	71,814	74,748
Other letters of credit	75,406	74,147
Commitments to fund investments in affordable housing partnerships	57,701	38,467
Interest rate lock	9,206	4,795
Forward sale commitments	9,206	4,795
Operating lease commitments	67,246	66,698
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $500 thousand at September 30, 2018 and $414 thousand at December 31, 2017. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that management believes has little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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
The carrying amount of the Company’s goodwill as of September 30, 2018 and December 31, 2017 was $464.5 million. There was no impairment of goodwill during the three and nine months ended September 30, 2018.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $615 thousand and $676 thousand for the three months ended September 30, 2018 and 2017, respectively. The amortization expense related to core deposit intangible assets totaled $1.8 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2018:

		As of September 30, 2018
Core Deposit Intangibles Related To:	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(4,066)	$34
Pacific International Bank acquisition	7 years	604	(567)	37
Foster Bankshares acquisition	10 years	2,763	(1,829)	934
Wilshire Bancorp acquisition	10 years	18,138	(4,466)	13,672
Total		$25,605	$(10,928)	$14,677

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of September 30, 2018 and December 31, 2017, the Company did not have a valuation allowance for servicing assets.
The changes in servicing assets for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$25,050	$25,338	$24,710	$26,457
Additions through originations of servicing assets	1,503	1,484	4,819	4,096
Amortization	(2,199)	(1,743)	(5,845)	(5,474)
Adjustments	—	—	670	—
Balance at end of period	$24,354	$25,079	$24,354	$25,079

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.56 billion as of September 30, 2018 and $1.51 billion as of December 31, 2017.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at September 30, 2018 and December 31, 2017 are presented below.

	September 30, 2018	December 31, 2017
SBA Servicing Assets:
Weighted-average discount rate	10.42%	11.13%
Constant prepayment rate	10.57%	8.38%
Mortgage Servicing Assets:
Weighted-average discount rate	10.38%	9.63%
Constant prepayment rate	6.51%	9.05%

14.    Income Taxes
For the three months ended September 30, 2018, the Company had an income tax provision totaling $15.5 million on pretax income of $61.8 million, representing an effective tax rate of 25.00%, compared with an income tax provision of $27.7 million on pretax income of $72.3 million, representing an effective tax rate of 38.34% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Company had an income tax provision totaling $49.8 million on pretax income of $195.0 million, representing an effective tax rate of 25.56%, compared with an income tax provision of $76.2 million on pretax income of $197.6 million, representing an effective tax rate of 38.54% for the nine months ended September 30, 2017. The reduction in effective tax rate for periods in 2018 compared to periods 2017 was primarily due to the reduction of the corporate federal income tax rate from 35% to 21% under comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) effective as of December 22, 2017. The increase in affordable housing partnership investment tax credits for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, also contributed to the decline in the tax rate.
As of September 30, 2018, the Company has not yet completed accounting for the enactment of the Tax Act; however, the Company believes it has reasonably estimated the effects of the Tax Act by recording an income tax expense of $25.4 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As required by SAB 118, the Company will continue to evaluate and re-measure the impact of the Tax Act on deferred tax amounts that existed at December 31, 2017 and record appropriate income tax provision amounts in 2018. As a result of this process, through the third quarter of 2018, the Company recorded an additional income tax provision expense of $16 thousand for the nine months ended September 30, 2018.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.4 million at September 30, 2018 and $2.1 million at December 31, 2017, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $476 thousand and $348 thousand, for accrued interest (no portion was related to penalties) at September 30, 2018 and December 31, 2017, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $2.4 million in the next twelve months due to a settlement with the state tax authorities.
The statute of limitations for the assessment of income taxes related to the consolidated federal income tax returns is closed for all tax years up to and including 2014. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2011, 2012 and 2013 tax years. New York State examinations for the 2013, 2014, and 2015 tax years were recently concluded with no material adjustments. Wilshire Bancorp, Inc., an acquired entity, is currently under examination by the FTB for the 2011, 2012, and 2013 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2018.

15.    Fair Value Measurements
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. There are three levels of inputs that may be used to measure fair value. The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to ASC 820:
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$911,881	$—	$911,881	$—
Mortgage-backed securities:		—		—
Residential	412,708	—	412,708	—
Commercial	448,326	—	448,326	—
Corporate securities	4,349	—	4,349	—
Municipal securities	76,986	—	75,943	1,043
Equity investments with readily determinable fair value	23,858	23,858	—	—
Interest rate swaps	12,685	—	12,685	—
Mortgage banking derivatives	54	—	54	—

Liabilities:
Interest rate swaps	12,685	—	12,685	—
Mortgage banking derivatives	11	—	11	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$838,709	$—	$838,709	$—
Mortgage-backed securities:
Residential	471,214	—	471,214	—
Commercial	301,365	—	301,365	—
Corporate securities	4,475	—	4,475	—
Municipal securities	82,537	—	81,429	1,108
Mutual funds	21,957	21,957	—	—
Interest rate swaps	2,838	—	2,838	—
Mortgage banking derivatives	33	—	33	—

Liabilities:
Interest rate swaps	2,838	—	2,838	—
Mortgage banking derivatives	5	—	5	—
There were no transfers between Level 1, 2, and 3 during the three and nine months ended September 30, 2018 and 2017.
The table below presents a reconciliation and income statement classification of losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning Balance	$1,065	$1,127	$1,108	$1,139
Total losses included in other comprehensive income (loss)	(22)	(7)	(65)	(19)
Ending Balance	$1,043	$1,120	$1,043	$1,120

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$11,043	$—	$—	$11,043
Commercial business	7,293	—	—	7,293
Consumer	66	—	—	66
OREO	4,062	—	—	4,062

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$6,086	$—	$—	$6,086
Commercial business	3,320	—	—	3,320
Consumer	84	—	—	84
OREO	5,615	—	—	5,615

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(14)	$142	$(4,620)	$(2,293)
Commercial business	89	364	703	(4,637)
Trade Finance	268	3	43	(1,236)
Consumer	(308)	(206)	(834)	(701)
Loans held for sale, net	—	847	—	1,619
OREO	418	(640)	682	(1,967)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$522,710	$522,710	Level 1
Interest bearing deposits in other financial institutions and other investments	80,316	80,253	Level 1/2/3
Loans held for sale	15,023	15,820	Level 2
Loans receivable—net	11,836,553	11,753,800	Level 3
FHLB stock	25,927	N/A	N/A
Accrued interest receivable	33,338	33,338	Level 2/3
Servicing assets, net	24,354	26,325	Level 3
Customers’ liabilities on acceptances	1,259	1,259	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,020,819	$3,020,819	Level 2
Saving and other interest bearing demand deposits	3,476,501	3,476,501	Level 2
Time deposits	5,548,299	5,564,899	Level 2
FHLB advances	836,637	836,637	Level 2
Convertible notes, net	193,332	202,434	Level 1
Subordinated debentures	101,657	117,626	Level 2
Accrued interest payable	31,717	31,717	Level 2
Acceptances outstanding	1,259	1,259	Level 2

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$492,000	$492,000	Level 1
Interest bearing deposits in other financial institutions and other investments	53,366	52,960	Level 2/3
Loans held for sale	29,661	32,048	Level 2
Loans receivable—net	11,018,034	11,112,179	Level 3
FHLB stock	29,776	N/A	N/A
Accrued interest receivable	29,979	29,979	Level 2/3
Servicing assets, net	24,710	27,511	Level 3
Customers’ liabilities on acceptances	1,691	1,691	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,998,734	$2,998,734	Level 2
Saving and other interest bearing demand deposits	3,573,212	3,573,212	Level 2
Time deposits	4,274,663	4,263,585	Level 2
FHLB advances	1,157,693	1,220,529	Level 2
Federal funds purchased	69,900	69,900	Level 2
Subordinated debentures	100,853	100,853	Level 2
Accrued interest payable	15,961	15,961	Level 2
Acceptances outstanding	1,691	1,691	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at September 30, 2018 was $1.90 billion, compared to $1.93 billion at December 31, 2017.
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of September 30, 2018, the U.S. Treasury Department held one remaining warrant for the purchase of 20,845 shares of the Company’s common stock.
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
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock. During the second and third quarter of 2018, the Company repurchased 5,565,696 shares of common stock totaling $100.0 million as part of the share repurchase program which was recorded as treasury stock. This led to a decline in stockholders’ equity at September 30, 2018 compared to December 31, 2017. On September 20, 2018, the Company’s Board of Directors approved another approved another share repurchase program that authorizes the Company to repurchase an additional $50 million of its common stock.
The Company paid a quarterly dividend of $0.14 per common share during the third quarter of 2018 compared to $0.13 per common share during the third quarter of 2017. For the nine months ended September 30, 2018 and 2017, the Company paid total dividends of $0.40 and $0.37 per common share, respectively.
The following table presents the quarterly changes to accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended,
	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Balance at beginning of period	$(45,122)	$(10,089)

Unrealized loss on securities available for sale and interest only strips	(13,114)	(211)
Tax effect	3,915	89
Total other comprehensive (loss) income	$(9,199)	$(122)
Balance at end of period	$(54,321)	$(10,211)

	Nine Months Ended,
	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Balance at beginning of period	$(21,781)	$(14,657)

Unrealized gains on securities available for sale and interest only strips	(47,012)	7,697
Tax effect	14,191	(3,251)
Total other comprehensive (loss) income	$(32,821)	$4,446
Reclassification to retained earnings per ASU 2016-01	281	—
Balance at end of period	$(54,321)	$(10,211)

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available-for-sale securities and accounts for these investments as equity investments with changes to fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $281 thousand in net unrealized losses included in other comprehensive income, net of taxes to retained earnings on January 1, 2018. For the three and nine months ended and September 30, 2018 and 2017, there were no other reclassifications out of accumulated other comprehensive (loss) income.

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
In July 2013, the federal bank regulatory agencies adopted final regulations, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd-Frank and to implement Basel III international agreements reached by the Basel Committee. The final rules began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019. The final rules that had an impact on the Company and the Bank include:

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016 and increases 0.625% annually until 2019. As of September 30, 2018, the capital conservation buffer for the Company stood at 1.875%.

Under the “Merger and Acquisition Transition Provisions” in BASEL III, if a depository institution holding company of $15 billion or more acquires a depository institution holding company with total consolidated assets of less than $15 billion as of December 31, 2009, the non-qualifying capital instruments of the resulting organization will be subject to a phase-out schedule. The phase-out schedule ended in 2016 and therefore in accordance with BASEL III. During the third quarter of 2018, the Company exceeds total consolidated assets of $15 billion largely due to previously acquired depository institutions. As a result, the Company’s subordinated debenture no longer qualify for Tier 1 capital treatment as of September 30, 2018. Instead the subordinated debentures as of September 30, 2018 are included in Tier 2 capital.
As of September 30, 2018, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
As of September 30, 2018 and December 31, 2017, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,480,530	11.61%	$573,630	4.50%	$812,643	6.375%	N/A	N/A
Bank	$1,759,538	13.80%	$573,609	4.50%	$812,613	6.375%	$828,546	6.50%
Total capital (to risk-weighted assets):
Company	$1,669,650	13.10%	$1,019,787	8.00%	$1,258,800	9.875%	N/A	N/A
Bank	$1,850,902	14.52%	$1,019,749	8.00%	$1,258,753	9.875%	$1,274,686	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,480,530	11.61%	$764,841	6.00%	$1,003,853	7.875%	N/A	N/A
Bank	$1,759,538	13.80%	$764,812	6.00%	$812,613	7.875%	$1,019,749	8.00%
Tier 1 capital (to average assets):
Company	$1,480,530	10.13%	$584,335	4.00%	N/A	N/A	N/A	N/A
Bank	$1,759,538	12.04%	$584,597	4.00%	N/A	N/A	$730,747	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,471,193	12.30%	$538,435	4.50%	$688,000	5.75%	N/A	N/A
Bank	$1,548,401	12.95%	$538,178	4.50%	$687,672	5.75%	$777,368	6.50%
Total capital (to risk-weighted assets):
Company	$1,653,521	13.82%	$957,217	8.00%	$1,106,782	9.25%	N/A	N/A
Bank	$1,633,778	13.66%	$956,761	8.00%	$1,106,255	9.25%	$1,195,951	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,568,144	13.11%	$717,913	6.00%	$867,478	7.25%	N/A	N/A
Bank	$1,548,401	12.95%	$717,571	6.00%	$687,672	7.25%	$956,761	8.00%
Tier 1 capital (to average assets):
Company	$1,568,144	11.54%	$543,528	4.00%	N/A	N/A	N/A	N/A
Bank	$1,548,401	11.40%	$543,441	4.00%	N/A	N/A	$679,301	5.00%

18.    Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent issued ASUs that are related to Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue and a cumulative effect adjustment to opening retained earnings was not material and deemed unnecessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results were not adjusted and continue to be reported in accordance with previous accounting guidance under Topic 605.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also out of scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, wire transfer fees, and certain OREO related net gains or expenses. However, the recognition of these revenue streams for the Company did not change significantly upon adoption of Topic 606. Noninterest revenue streams within the scope of Topic 606 are discussed below.
Service Charges on Deposit Accounts and Wire Transfer Fees
Service charges on noninterest and interest bearing deposit accounts consist of monthly service charges, customer analysis charges, non-sufficient funds (“NSF”) charges, and other deposit account related charges. The Company’s performance obligation for account analysis charges and monthly service charges is generally satisfied, and the related revenue is recognized over the period in which the service is provided. NSF charges, other deposit account related charges, and wire transfer fees are transaction based, and therefore the Company’s performance obligation is satisfied at the point of the transaction, and related revenue recognized at that point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30
	2018	2017	2018	2017
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$455	$439	$1,340	$1,347
Customer analysis charges	1,912	2,109	5,972	6,452
NSF charges	1,961	2,344	5,947	7,077
Other service charges	225	245	679	743
Total noninterest bearing deposit account income	4,553	5,137	13,938	15,619

Interest bearing deposit account income:
Monthly service charges	16	14	45	49

Total service fees on deposit accounts	$4,569	$5,151	$13,983	$15,668

Wire transfer fee income:
Wire transfer fees	$1,109	$1,168	$3,338	$3,497
Foreign exchange fees	118	119	346	319
Total wire transfer fees	$1,227	$1,287	$3,684	$3,816

OREO Income (Expense)
OREO are often sold in transactions that, under ASU 2014-09, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. The Company recognized a net gain on sale of OREO of $208 thousand and a net loss on sale of OREO of $48 thousand for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized a net gain on sale of OREO of $358 thousand and $34 thousand, respectively.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$167,826	$147,643	$478,146	$418,919
Interest expense	44,679	24,380	112,112	63,931
Net interest income	123,147	123,263	366,034	354,988
Provision for loan losses	7,300	5,400	12,100	13,760
Net interest income after provision for loan losses	115,847	117,863	353,934	341,228
Noninterest income	13,447	16,246	48,566	49,964
Noninterest expense	67,455	61,837	207,537	193,573
Income before income tax provision	61,839	72,272	194,963	197,619
Income tax provision	15,461	27,708	49,823	76,158
Net income	$46,378	$44,564	$145,140	$121,461
Per Share Data:
Earnings per common share - basic	$0.36	$0.33	$1.09	$0.90
Earnings per common share - diluted	$0.36	$0.33	$1.09	$0.90
Book value per common share (period end)	$14.64	$14.28	$14.64	$14.28
Cash dividends declared per common share	$0.14	$0.13	$0.40	$0.37
Tangible book value per common share (period end) (9)	$10.96	$10.72	$10.96	$10.72
Number of common shares outstanding (period end)	130,074,103	135,467,176	130,074,103	135,467,176
Weighted average shares - basic	130,268,992	135,382,457	132,930,437	135,296,332
Weighted average shares - diluted	130,525,474	135,630,912	133,214,069	135,661,965
Tangible common equity to tangible assets (9)	9.66%	10.63%	9.66%	10.63%

Average Balance Sheet Data:
Assets	$15,019,224	$13,737,532	$14,613,094	$13,516,139
Securities available for sale	1,844,493	1,743,610	1,750,802	1,640,784
Loans receivable and loans held for sale	11,781,091	10,712,856	11,416,238	10,544,898
Deposits	11,851,844	10,832,247	11,503,423	10,707,638
Stockholders’ equity	1,899,853	1,924,444	1,917,696	1,895,393

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Selected Performance Ratios:
Return on average assets (1)	1.24%	1.30%	1.32%	1.20%
Return on average stockholders’ equity (1)	9.76%	9.26%	10.09%	8.54%
Return on average tangible equity (1) (8)	13.06%	12.36%	13.46%	11.46%
Dividend payout ratio (dividends per share / diluted earnings per share)	39.40%	39.39%	36.71%	41.11%
Efficiency ratio (2)	49.38%	44.32%	50.06%	47.80%
Net interest spread	2.95%	3.48%	3.11%	3.46%
Net interest margin (3)	3.47%	3.83%	3.58%	3.78%

	At September 30,
	2018	2017
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$15,229,495	$14,150,021
Securities available for sale	1,854,250	1,868,309
Loans receivable	11,927,182	10,962,974
Deposits	12,045,619	10,993,320
FHLB advances	836,637	1,018,046
Convertible notes, net	193,332	—
Subordinated debentures	101,657	100,590
Stockholders’ equity	1,904,580	1,934,431

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.13%	11.78%
Common equity Tier 1 capital ratio (10)	11.61%	13.10%
Tier 1 risk-based capital ratio	11.61%	13.81%
Total risk-based capital ratio	13.10%	12.29%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.76%	0.76%
Allowance for loan losses to nonaccrual loans	160.98%	193.05%
Allowance for loan losses to nonperforming loans (6)	82.98%	77.05%
Allowance for loan losses to nonperforming assets (7)	76.67%	66.51%
Nonaccrual loans to loans receivable	0.47%	0.40%
Nonperforming loans to loans receivable (6)	0.92%	0.99%
Nonperforming assets to loans receivable and OREO (7)	0.99%	1.15%
Nonperforming assets to total assets (7)	0.78%	0.89%
__________________________________

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” financial institution under certain banking regulations are 5.0% leverage capital, 6.5% common equity tier 1 capital, 8.0% Tier 1 risk-based capital, and 10.0% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans (excluding PCI loans).

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)
Average tangible equity is calculated by subtracting average goodwill and average core deposit intangibles assets from average stockholders’ equity. Tangible common equity to tangible assets is calculated by dividing common stockholders’ equity less goodwill and core deposit intangibles by total assets less goodwill and core deposit intangibles. These ratios are non-GAAP measures that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$46,378	$44,564	$145,140	$121,461

Average stockholders’ equity	$1,899,853	$1,924,444	$1,917,696	$1,895,393
Less: Average goodwill and core deposit intangible assets, net	(479,501)	(482,069)	(480,119)	(482,108)
Average tangible equity	$1,420,352	$1,442,375	$1,437,577	$1,413,285

Net income (annualized) to average tangible equity	13.06%	12.36%	13.46%	11.46%

	At September 30,
	2018	2017

Total common stockholders’ equity	$1,904,580	$1,934,431
Less: Goodwill and core deposit intangible assets, net	(479,127)	(481,648)
Tangible common equity	$1,425,453	$1,452,783

Total assets	$15,229,495	$14,150,021
Less: Goodwill and core deposit intangible assets, net	(479,127)	(481,648)
Tangible assets	$14,750,368	$13,668,373

Tangible common equity to tangible assets	9.66%	10.63%

	At September 30,
	2018	2017
	(Dollars in thousands, except share data)
Total stockholders’ equity	$1,904,580	$1,934,431
Less: Goodwill and core deposit intangible assets, net	(479,127)	(481,648)
Tangible common equity	$1,425,453	$1,452,783

Common shares outstanding	130,074,103	135,467,176

Tangible book value per common share(9)	$10.96	$10.72
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

	At September 30,
	2018	2017
	(Dollars in thousands)
Tier 1 capital	$1,480,530	$1,564,074
Less: Qualifying trust preferred securities less unamortized acquisition discount	—	(96,689)
Common equity tier 1 capital	$1,480,530	$1,467,385

Total risk-weighted assets less disallowed allowance for loan losses	$12,747,343	$11,935,561

Common equity tier 1 capital ratio(10)	11.61%	12.29%
__________________________________
(10) The common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, qualifying trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

Results of Operations
Overview
Total assets increased $1.02 billion from $14.21 billion at December 31, 2017 to $15.23 billion at September 30, 2018. The increase in total assets was primarily due to an increase in net loans receivable of $818.5 million and an increase in securities available for sale of $134.0 million during the nine months ended September 30, 2018. The increase in assets from December 31, 2017 to September 30, 2018 was funded by an increase in deposits and net funds received from the $217.5 million convertible note issuance during the second quarter of 2018 partly offset by the repayment of FHLB advances.
Net income for the third quarter of 2018 was $46.4 million, or $0.36 per diluted common share, compared to $44.6 million, or $0.33 per diluted common share, for the same period of 2017, which was an increase of $1.8 million, or 4.1%. The increase in net income was due to the reduction in tax provision expense as a result of the Tax Cuts and Jobs Act which reduced the corporate federal income tax rate from 35% to 21% starting in 2018. Net interest income before provision for loan losses decreased by $116 thousand in the third quarter of 2018 to $123.1 million compared to $123.3 million in the third quarter of 2017.
Net income for the nine months ended September 30, 2018 was $145.1 million, or $1.09 per diluted common share, compared to $121.5 million, or $0.90 per diluted common share, for the same period of 2017, which represents an increase of $23.7 million , or 19.5%. The increase in net income was due to the reduction in tax provision expense as a result of the Tax Cuts and Jobs Act which reduced the corporate federal income tax rate from 35% to 21%.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that are included in net income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$2,969	$4,566	$9,355	$10,743
Accretion of discounts on purchased credit impaired loans	5,239	5,815	16,970	16,375
Amortization of premiums on purchased investments in affordable housing partnerships	(84)	(84)	(253)	(253)
Amortization of premiums on assumed FHLB advances	357	357	1,056	1,244
Accretion of discounts on assumed subordinated debt	(271)	(262)	(804)	(782)
Amortization of premiums on assumed time deposits and savings	—	206	1	4,900
Amortization of core deposit intangibles	(615)	(676)	(1,846)	(2,028)
Total	$7,595	$9,922	$24,479	$30,199
The annualized return on average assets was 1.24% for the third quarter of 2018 compared to 1.30% for the same period of 2017. The annualized return on average stockholders’ equity was 9.76% for the third quarter of 2018 compared to 9.26% for the same period of 2017. The efficiency ratio was 49.38% for the third quarter of 2018 compared to 44.32% for the same period of 2017.
The annualized return on average assets was 1.32% for the nine months ended September 30, 2018 compared to 1.20% for the same period of 2017. The annualized return on average stockholders’ equity was 10.09% for the nine months ended September 30, 2018 compared to 8.54% for the same period of 2017. The efficiency ratio was 50.06% for the nine months ended September 30, 2018 compared to 47.80% for the same period of 2017.

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
Comparison of Three Months Ended September 30, 2018 with the Three Months Ended September 30, 2017
Net interest income before provision for loan losses was $123.1 million for the third quarter of 2018 compared to $123.3 million for the same period of 2017, a decrease of $116 thousand, or 0.1%. The decrease in net interest income was due largely to an increase in deposit interest expense for the third quarter of 2018 compared to the third quarter of 2017 offset by an increase in loan interest income.
Interest income for the third quarter of 2018 was $167.8 million, an increase of $20.2 million, or 13.7%, compared to $147.6 million for the same period of 2017. The increase in interest income was primarily attributable to the increase in loans as a result of higher originations as well as an increase in loan rates for variable rate loans.
Interest expense for the third quarter of 2018 was $44.7 million, an increase of $20.3 million, or 83.3%, compared to $24.4 million for the same period of 2017. The increase in interest expense was primarily due to the increase in overall deposits, the rise in deposit costs, and the addition of interest expense on convertible notes.
Comparison of Nine Months Ended September 30, 2018 with the Nine Months Ended September 30, 2017
Net interest income before provision for loan losses was $366.0 million for the nine months ended September 30, 2018 compared to $355.0 million for the same period of 2017, an increase of $11.0 million, or 3.1%. The increase in net interest income was primarily attributable to the increase in loans as result of higher originations as well as an increase in loan rates offset by an increase in deposit costs.
Interest income for the nine months ended September 30, 2018 was $478.1 million, an increase of $59.2 million, or 14.1%, compared to $418.9 million for the same period of 2017. The increase in interest income was primarily attributable to the increase in loans as result of higher originations as well as an increase in loan rates for variable rate loans.
Interest expense for the nine months ended September 30, 2018 was $112.1 million, an increase of $48.2 million, or 75.4%, compared to $63.9 million for the same period of 2017. The increase in interest expense was primarily due to the increase in time deposits, the rise in deposit costs, and the addition of interest expense for convertible notes.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2018 was 3.47%, a decrease of 36 basis points from 3.83% for the same period of 2017. Net interest margin for the nine months ended September 30, 2018 was 3.58%, a decrease of 20 basis points from 3.78% for the same period of 2017.
The weighted average yield on loans increased to 5.16% for the third quarter of 2018 from 5.07% for the third quarter of 2017. The weighted average yield on loans increased to 5.12% for the nine months ended September 30, 2018 compared to 4.93% for the nine months ended September 30, 2017. The change in loan yields for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was mostly due to the increase in interest rates experienced in 2017 and 2018. The Federal Open Market Committee raised interest rates during the fourth quarter of 2017 and again in each quarter of 2018. The increase in interest rates led to an increase in the rates on our variable rate loans and for new loan originations, which resulted in an increase in loan yields. At September 30, 2018, variable interest rate loans made up 39% of the loan portfolio and the remaining 61% of the loan portfolio consisted of loans with fixed interest rates including hybrid loans that were fixed at the end of the period. For the three and nine months ended September 30, 2018, the average weighted rate on new loan originations was 4.97% and 4.80%, respectively, compared to 4.40% and 4.42%, respectively, for the three and nine months ended September 30, 2017.
Discount accretion income on acquired loans was $8.2 million and $26.3 million for the three and nine months ended September 30, 2018, respectively, compared to $10.4 million and $27.1 million for the three and nine months ended September 30, 2017, respectively.

The weighted average yield on securities available for sale for the third quarter of 2018 was 2.57% compared to 2.17% for the same period of 2017. The weighted average yield on securities available for sale for the nine months ended September 30, 2018 was 2.52% compared to 2.15% for the same period of 2017. The increase in weighted average yield on securities available for sale for the three and nine months ended September 30, 2018 compared to the same periods of 2017 was due to the purchase of investment securities with higher yields during the nine months ended September 30, 2018.
The weighted average yield on FHLB stock and other investments for the third quarter of 2018 was 2.22% compared to 1.70% for the same period of 2017. The weighted average yield on FHLB stock and other investments for the nine months ended September 30, 2018 was 2.03% compared to 1.44% for the same period of 2017. The increase in weighted average yield on FHLB stock and other investments for three and nine months ended September 30, 2018 compared to the same periods of 2017 was due to the increase in interest rates experienced during the twelve months ended September 30, 2018.
The weighted average cost of deposits for the third quarter of 2018 was 1.24%, an increase of 49 basis points from 0.75% for the same period of 2017. The weighted average cost of deposits for the nine months ended September 30, 2018 was 1.07%, an increase of 41 basis points from 0.66% for the nine months ended September 30, 2017. The premiums recorded for time and savings deposits acquired from Wilshire Bancorp were fully amortized at the end of April 2017. The increase in interest rates in 2017 and 2018, increased competition for deposits in the markets we serve, the change in deposit mix to a higher percentage of time deposits, and the reduction in Wilshire Bancorp premium amortizations resulted in an increase in the weighted average cost of deposits for the three and nine months ended September 30, 2018 compared to the same periods of 2017.
The weighted average cost of FHLB advances for the third quarter of 2018 was 1.75%, an increase of 35 basis points from 1.40% for the same period of 2017. The weighted average cost of FHLB advances for the nine months ended September 30, 2018 was 1.73%, an increase of 39 basis points from 1.34% for the same period of 2017. The increase in weighted average cost of FHLB advances was due to the increase in interest rates, as well as the overall longer average weighted maturity of advances at September 30, 2018 compared to September 30, 2017.
During the second quarter of 2018 we issued $217.5 million in convertible notes. The carrying balance of our convertible notes are net of discount to be amortized and issuance costs to be capitalized. The weighted average cost of our convertible notes was 4.67% and 4.65% for the three and nine months ended September 30, 2018, respectively. We had no convertible notes outstanding during the three and nine months ended September 30, 2017. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. After the fifth year, the cost of the convertible notes will decline as the non-cash conversion discount will be fully amortized and the issuance costs will be fully capitalized leaving the coupon rate as the only remaining cost.
The weighted average cost of other borrowings (subordinated debentures) for the third quarter of 2018 was 6.64%, an increase of 135 basis points from 5.29% for the same period of 2017. The weighted average cost of other borrowings (subordinated debentures) for the nine months ended September 30, 2018 was 6.34%, an increase of 120 basis points from 5.14% for the same period of 2017. Subordinated debenture rates are based on the three month LIBOR rate, which has increased over 100 basis points since September 30, 2017, resulting in increased rates for our subordinated debentures for the three and nine months ended September 30, 2018 compared to the same periods in 2017.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$11,781,091	$153,366	5.16%	$10,712,856	$136,822	5.07%
Securities available for sale(3)	1,844,493	11,957	2.57%	1,743,610	9,540	2.17%
FHLB stock and other investments	446,390	2,503	2.22%	299,305	1,281	1.70%
Total interest earning assets	14,071,974	167,826	4.73%	12,755,771	147,643	4.59%
Total noninterest earning assets	947,250			981,761
Total assets	$15,019,224			$13,737,532

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,237,673	$11,526	1.41%	$3,526,846	$8,127	0.91%
Savings	228,218	486	0.84%	258,383	348	0.53%
Time deposits	5,344,464	25,010	1.86%	4,053,577	11,901	1.16%
Total interest bearing deposits	8,810,355	37,022	1.67%	7,838,806	20,376	1.03%
FHLB advances	837,412	3,703	1.75%	764,691	2,698	1.40%
Convertible notes	192,541	2,299	4.67%	—	—	—%
Other borrowings	97,589	1,655	6.64%	96,524	1,306	5.29%
Total interest bearing liabilities	9,937,897	44,679	1.78%	8,700,021	24,380	1.11%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,041,489			2,993,441
Other liabilities	139,985			119,626
Stockholders’ equity	1,899,853			1,924,444
Total liabilities and stockholders’ equity	$15,019,224			$13,737,532

Net interest income/net interest spread		$123,147	2.95%		$123,263	3.48%
Net interest margin			3.47%			3.83%
Cost of deposits			1.24%			0.75%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$11,416,238	$437,497	5.12%	$10,544,898	$388,631	4.93%
Securities available for sale(3)	1,750,802	32,957	2.52%	1,640,784	26,394	2.15%
FHLB stock and other investments	506,802	7,692	2.03%	362,265	3,894	1.44%
Total interest earning assets	13,673,842	478,146	4.68%	12,547,947	418,919	4.46%
Total noninterest earning assets	939,252			968,192
Total assets	$14,613,094			$13,516,139

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,327,101	$30,828	1.24%	$3,474,077	$23,291	0.90%
Savings	230,909	1,352	0.78%	277,264	914	0.44%
Time deposits	4,932,912	60,301	1.63%	4,025,360	28,796	0.96%
Total interest bearing deposits	8,490,922	92,481	1.46%	7,776,701	53,001	0.91%
FHLB advances	885,332	11,453	1.73%	714,048	7,176	1.34%
Convertible notes	99,212	3,498	4.65%	—	—	—%
Other borrowings	97,320	4,680	6.34%	96,220	3,754	5.14%
Total interest bearing liabilities	9,572,786	112,112	1.57%	8,586,969	63,931	1.00%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,012,501			2,930,937
Other liabilities	110,111			102,840
Stockholders’ equity	1,917,696			1,895,393
Total liabilities and stockholders’ equity	$14,613,094			$13,516,139

Net interest income/net interest spread		$366,034	3.11%		$354,988	3.46%
Net interest margin			3.58%			3.78%
Cost of deposits			1.07%			0.66%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended September 30, 2018 over September 30, 2017
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$16,544	$2,680	$13,864
Securities available for sale	2,417	1,841	576
FHLB stock and other investments	1,222	473	749
Total interest income	$20,183	$4,994	$15,189
INTEREST EXPENSE:
Demand, interest bearing	$3,399	$4,113	$(714)
Savings	138	183	(45)
Time deposits	13,109	8,533	4,576
FHLB advances	1,005	731	274
Convertible notes	2,299	—	2,299
Other borrowings	349	334	15
Total interest expense	$20,299	$13,894	$6,405
NET INTEREST INCOME	$(116)	$(8,900)	$8,784

	Nine Months Ended September 30, 2018 over September 30, 2017
	Net Increase
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$48,866	$15,890	$32,976
Securities available for sale	6,563	4,708	1,855
FHLB stock and other investments	3,798	1,929	1,869
Total interest income	$59,227	$22,527	$36,700
INTEREST EXPENSE:
Demand, interest bearing	$7,537	$8,560	$(1,023)
Savings	438	612	(174)
Time deposits	31,505	23,902	7,603
FHLB advances	4,277	2,331	1,946
Convertible notes	3,498	—	3,498
Other borrowings	926	883	43
Total interest expense	$48,181	$36,288	$11,893
NET INTEREST INCOME	$11,046	$(13,761)	$24,807

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
The provision for loan losses for the third quarter of 2018 was $7.3 million, an increase of $1.9 million from $5.4 million for the same period last year. The provision for loan losses for the nine months ended September 30, 2018 was $12.1 million, a decrease of $1.7 million from $13.8 million for the nine months ended September 30, 2017. The increase in provision for loan losses for the third quarter of 2018 compared to the same period in 2017 was due to an increase in net charge offs and an overall increase in loan balances. The decrease in provision for loan losses for the nine months ended September 30, 2018 compared to the same period in 2017 was due to a decline in net charge-offs for the nine months ended September 30, 2018 compared to the same period in 2017.
See Financial Condition section of this MD&A for additional information and further discussion.
Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, loan servicing fees, wire transfer fees, net gains on sales of loans, and other income which includes changes in the fair value of our equity investments with readily determinable fair value. Noninterest income for the third quarter of 2018 was $13.4 million compared to $16.2 million for the same quarter of 2017, a decrease of $2.8 million, or 17.2%. Noninterest income for the nine months ended September 30, 2018 was $48.6 million compared to $50.0 million for the nine months ended September 30, 2017, a decrease of $1.4 million, or 2.8%.

Noninterest income by category is summarized in the table below:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,569	$5,151	$(582)	(11.3)%
International service fees	1,220	1,107	113	10.2%
Loan servicing fees, net	852	1,373	(521)	(37.9)%
Wire transfer fees	1,227	1,287	(60)	(4.7)%
Net gains on sales of SBA loans	2,331	3,631	(1,300)	(35.8)%
Net gains on sales of other loans	477	847	(370)	(43.7)%
Other income and fees	2,771	2,850	(79)	(2.8)%
Total noninterest income	$13,447	$16,246	$(2,799)	(17.2)%

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$13,983	$15,668	$(1,685)	(10.8)%
International service fees	3,452	3,334	118	3.5%
Loan servicing fees, net	3,441	4,102	(661)	(16.1)%
Wire transfer fees	3,684	3,816	(132)	(3.5)%
Net gains on sales of SBA loans	9,261	10,148	(887)	(8.7)%
Net gains on sales of other loans	2,104	1,619	485	30.0%
Other income and fees	12,641	11,277	1,364	12.1%
Total noninterest income	$48,566	$49,964	$(1,398)	(2.8)%

The decrease in noninterest income for the third quarter of 2018 compared to the third quarter of 2017 was due to a decrease in net gains on sales of SBA and other loans, service fees on deposit accounts, and loan servicing fee income. The decrease in noninterest income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to a decrease in service fees on deposit accounts, loan servicing fee income, and a decrease in net gain on sale of SBA loans partially offset by an increase in other income and fees.
The decrease in service fees on deposit accounts for the three and nine months ended September 30, 2018 compared to the same periods of 2017 was due to a decline in non-sufficient fee charges and business analysis fees. We continue to experience a decline in non-sufficient fee charges as the number of customer overdrafts have continued to decline. During the nine months ended September 30, 2018 we discontinued our relationship with deposit customers with increased risk profiles such as check cashing businesses and money service businesses, which has resulted in a decline in the number of these demand deposit accounts and the associated business analysis fees earned from these accounts. As a result we have continued to experience a decline in service fees on deposit accounts.
Loan servicing fees, net represents income earned for servicing SBA and residential mortgage loans that we previously sold. We retain servicing on most of the loans that we choose to sell. The decrease loan servicing fees, net for periods in 2018 compared to periods in 2017 was primarily due to the increase in payoffs for loans that we were servicing that results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income earned.

The reduction net gains on sale of the SBA loans for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to the reduction in premium rates on SBA loans sold in the secondary market. During the third quarter of 2018, average prepayment speeds on SBA loans increased by a large margin which had the effect of significantly reducing premiums rates received on SBA loan sales in the secondary market. The decrease in net gains on sale of other loans (comprised of mostly net gains on sale of residential mortgage loans) for the third quarter of 2018 compared to the third quarter of 2017 was also due to a reduction in premiums received on residential mortgage loan sales. For the nine months ended September 30, 2018, net gains on sale of other loans increased compared to the nine months ended September 30, 2017, as we were able to offset the decline in premiums with an increase in the volume of residential mortgage loan sold. During the three months ended September 30, 2018 we sold $48.5 million in SBA loans and $45.8 million in residential mortgage loans compared to $49.9 million in SBA loans sold and $29.1 million residential mortgage loans sold during the three months ended September 30, 2017. For the nine months ended September 30, 2018 we sold $149.6 million in SBA loans and $104.1 million in residential mortgage loans compared to $140.9 million in SBA loans sold and $69.2 million in residential mortgage loans sold during the nine months ended September 30, 2017.
Other income and fees for the third quarter of 2018 compared to the third quarter of 2017 remained largely unchanged. During the first quarter of 2018 we adopted ASU 2016-01, which requires changes in the fair value of certain equity investments to be recorded in earnings. As a result of the adoption of ASU 2016-01 we recorded $1.9 million in other income and fees for the nine months ended September 30, 2018 to account for the change in fair value of our mutual funds and equity stock owned. This increase, partially offset by a decline in swap fee income, led to an increase in other income and fees for the nine months ended September 30, 2018 compared to the same period of the prior year.

Noninterest Expense
Noninterest expense for the third quarter of 2018 was $67.5 million, an increase of $5.6 million, or 9.1%, from $61.8 million for the same period of 2017. Noninterest expense for the nine months ended September 30, 2018 was $207.5 million, an increase of $14.0 million, or 7.2%, from $193.6 million for the nine months ended September 30, 2017.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$36,969	$35,987	$982	2.7%
Occupancy	7,837	7,131	706	9.9%
Furniture and equipment	3,710	3,642	68	1.9%
Advertising and marketing	1,986	2,217	(231)	(10.4)%
Data processing and communications	3,513	3,221	292	9.1%
Professional fees	3,950	3,239	711	22.0%
Investments in affordable housing partnership expenses	3,357	2,803	554	19.8%
FDIC assessments	1,788	1,262	526	41.7%
Credit related expenses	658	(2,487)	3,145	N/A
OREO expense, net	(56)	678	(734)	N/A
Merger and integration expenses	—	260	(260)	(100.0)%
Other	3,743	3,884	(141)	(3.6)%
Total noninterest expense	$67,455	$61,837	$5,618	9.1%

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$116,929	$105,099	$11,830	11.3%
Occupancy	22,494	21,479	1,015	4.7%
Furniture and equipment	11,454	10,611	843	7.9%
Advertising and marketing	7,022	8,035	(1,013)	(12.6)%
Data processing and communications	10,582	9,503	1,079	11.4%
Professional fees	11,530	10,401	1,129	10.9%
Investments in affordable housing partnership expenses	8,600	8,019	581	7.2%
FDIC assessments	5,166	3,276	1,890	57.7%
Credit related expenses	2,356	(491)	2,847	N/A
OREO expense, net	(115)	2,863	(2,978)	N/A
Merger and integration expenses	(7)	1,769	(1,776)	N/A
Other	11,526	13,009	(1,483)	(11.4)%
Total noninterest expense	$207,537	$193,573	$13,964	7.2%
The increase in noninterest expense for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was mostly due to an increase in salaries and employee benefits and credit related expenses, partially offset by a decline in OREO related expenses, merger and integration expenses, and other noninterest expenses.

Salaries and employee benefits expense increased $1.0 million for the third quarter of 2018 compared to the same period in 2017 and increased $11.8 million for the nine months ended September 30, 2018 compared to the same period of in 2017. The increase in salaries and employee benefits expense for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was largely due to an increase in the number of full-time equivalent employees. The number of full-time equivalent employees increased from 1,463 at September 30, 2017 to 1,512 at September 30, 2018. During the twelve months ended September 30, 2018 we made significant investments in our risk, compliance, SOX, and accounting departments due to the increased compliance requirements of a larger institution and in preparation for future growth. We also hired additional staff in our commercial and residential lending departments as we were expanding these lines of business. During the third quarter of 2018, we restructured our incentive compensation plans, which lowered our bonus accruals, offsetting a portion of the salaries and benefits increase due to the rise in employees.
Advertising and marketing expense experienced a decrease of $231 thousand for the third quarter of 2018 compared to the third quarter of 2017. For the nine months ended September 30, 2018, advertising and marketing expense decreased by $1.0 million compared to the same period of the prior year. Advertising and marketing expense declined for periods in 2018 compared to periods in 2017 due to a reduction in advertising and corporate promotions during 2018. We had an expenditure of $1.5 million for fees paid to sponsor the Ladies Professional Golf Association Bank of Hope Founders Cup event in March 2017 for the first time which was recorded in its entirety in the first quarter of 2017. Subsequent to the initial sponsorship, we now accrue for this annual expense.
Data processing and communications fees increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 due to the increased number of deposit and loan accounts for the periods in 2018 compared to the prior year periods. The increase in deposit and loan accounts led to an increase in the number of transactions, which resulted in higher data processing fees paid for periods in 2018 compared to periods in 2017.
The increase in professional fees for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to an increase in audit and consulting fees for the periods in 2018 compared to the same periods in 2017. Compliance requirements as a result of exceeding $10 billion in total assets has resulted in additional spending to improve upon our infrastructure in fields related to IT, accounting, and risk management. For the nine months ended September 30, 2018, management chose to deploy a portion of the savings in tax provision that resulted from the reduction in the corporate tax rate to improve certain key areas with the assistance of third party consultants in preparation for future growth. Professional fees for periods in 2018 also included fees paid to third parties for assistance with the upcoming implementation of the new accounting standard for current expected credit loss and the new lease accounting standard.
We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits which reduce our overall tax provision rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of investments in affordable housing partnership by tax loss/deductions. This amortization expense is offset by tax credits received, which reduces our tax provision expense. Investments in affordable housing partnerships increased from $88.5 million at September 30, 2017 to $95.5 million at September 30, 2018.
The increase in FDIC assessments for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 is due to additional premiums incurred from the increase in our consolidated assets. The FDIC assessment premium utilizes an initial base assessment rate which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based on our regulatory rating and certain financial measures.
The Company sets aside provisions and credit (reversal of provision) for off balance sheet loan commitments which is recorded in credit related expenses. Credit related expenses increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 due to a large credit for off balance sheet loan commitments recorded during the third quarter of 2017. Credit for off balance sheet loan commitments recorded for the three and nine months ended September 30, 2018 totaled $50 thousands and $100 thousand, respectively. Credit for off balance sheet loan commitments recorded for the three and nine month ended September 30, 2017 totaled $2.8 million and $2.4 million, respectively.
At September 30, 2018 we had $9.0 million in recorded OREO compared to $17.2 million at September 30, 2017. The decline in OREO balances as a result of sales transactions during the twelve months ended September 30, 2018 resulted in a reduction in OREO valuation expenses and expenses related to the maintenance of OREO for periods in 2018 compared to periods in 2017.

Other noninterest expense for the three months ended September 30, 2018 remained largely unchanged compared to the same period of the prior year. Other noninterest expense for the nine months ended September 30, 2018 compared to the same period of the prior year experienced a decline of $1.5 million. The decline in other noninterest expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was mostly due to a decrease in valuation expenses for premises held for sale. During the first quarter of 2017 we recorded a $1.1 million valuation expense on premises held for sale. We had no such recorded expenses during the nine months ended September 30, 2018.
Provision for Income Taxes
Income tax provision expense was $15.5 million and $27.7 million for the quarters ended September 30, 2018 and 2017, respectively. The effective income tax rates were 25.00% and 38.34% for the quarters ended September 30, 2018 and 2017, respectively. Income tax provision expense was $49.8 million and $76.2 million for the nine months ended September 30, 2018 and 2017, respectively. The effective income tax rates for the nine months ended September 30, 2018 and 2017 were 25.56% and 38.54%, respectively.
On December 22, 2017, the U.S. government enacted the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The reduction in tax rates for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 reflects the reduced corporate tax rate as a result of the Tax Act in addition to an increase in affordable housing partnership investment credits.

Financial Condition
At September 30, 2018, our total assets were $15.23 billion, an increase of $1.02 billion, or 7.2%, from $14.21 billion at December 31, 2017. The increase in assets was due to an increase in loans receivable and investment securities available for sale.
Equity Investments
On January 1, 2018, the we adopted ASU 2016-01 and reclassified certain available for sale and other investments to equity investments with and equity investments without readily determinable fair values. Theses equity investments are included in “Interest bearing deposits in other financial institutions and other investments” on the consolidated statements of financial condition.
As of September 30, 2018, total equity investments with readily determinable fair values totaled $23.9 million consisting of mutual funds of $21.3 million and $2.6 million in equity stock. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $26.3 million in equity investments without readily determinable fair values as of September 30, 2018 including $24.9 million in Community Reinvestment Act investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for these investments during the nine months ended September 30, 2018.
Investment Securities Portfolio
As of September 30, 2018, we had $1.85 billion in available for sale securities compared to $1.72 billion at December 31, 2017. The net unrealized loss on the available for sale securities at September 30, 2018 was $78.2 million compared to a net unrealized loss on securities of $31.6 million at December 31, 2017.
During the nine months ended September 30, 2018, $375.7 million in investment securities were purchased, $165.9 million in mortgage related securities were paid down, and $805 thousand in municipal securities were called. During the same period last year $504.8 million in investment securities were purchased, $179.3 million in mortgage related securities were paid down and we had $14.0 million in maturities. At December 31, 2017 we had $22.0 million in mutual funds that were categorized as available-for-sale. Upon the adoption of ASU 2016-01 on January 1, 2018 these investments were no longer categorized as available-for-sale securities and were reclassified as equity investments with readily determinable fair value in accordance with the adopted guidance, and changes in fair value are now recorded as gains or losses in earnings.
Investments in Affordable Housing Partnerships
At September 30, 2018, we had $95.5 million in investments in affordable housing partnerships compared to $81.0 million at December 31, 2017. The increase in investments in affordable housing partnerships was a result of additional investments of $30.1 million made during the nine months ended September 30, 2018, offset by losses on investments in affordable housing partnerships, premium accretion recorded, and reclassifications totaling $15.5 million during the nine months ended September 30, 2018. Commitments to fund investments in affordable housing partnerships totaled $57.7 million at September 30, 2018 compared to $38.5 million at December 31, 2017.

Loan Portfolio
As of September 30, 2018, loans receivable totaled $11.93 billion, an increase of $824.6 million from $11.10 billion at December 31, 2017. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	September 30, 2018		December 31, 2017
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$49,602	—%	$49,774	—%
Commercial	8,307,213	70%	8,142,036	73%
Construction	283,042	2%	316,412	3%
Total real estate loans	8,639,857	72%	8,508,222	76%
Commercial business	2,126,608	18%	1,780,869	16%
Trade finance	191,605	2%	166,664	2%
Consumer and other	969,835	8%	647,102	6%
Total loans outstanding	11,927,905	100%	11,102,857	100%
Deferred loan fees, net	(723)		(282)
Loans receivable	11,927,182		11,102,575
Allowance for loan losses	(90,629)		(84,541)
Loans receivable, net of allowance for loan losses	$11,836,553		$11,018,034
Commercial real estate, commercial business, trade finance, and consumer loan types experienced an increase from December 31, 2017 to September 30, 2018 due to increased loan originations during the twelve months ended September 30, 2018 while non-consumer residential real estate and construction loans experienced declines.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$1,733,485	$1,526,981
Standby letters of credit	71,814	74,748
Other commercial letters of credit	75,406	74,147
	$1,880,705	$1,675,876

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $118.2 million at September 30, 2018 compared to $125.2 million at December 31, 2017. The ratio of nonperforming assets to loans receivable and OREO was 0.99% and 1.13% at September 30, 2018 and December 31, 2017, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1)	$56,299	$46,775
Loans 90 days or more days past due, still accruing	401	407
Accruing restructured loans	52,521	67,250
Total nonperforming loans	109,221	114,432
OREO	8,981	10,787
Total nonperforming assets	$118,202	$125,219

Nonaccrual loans (1):
Legacy Portfolio	$46,131	$28,235
Acquired Portfolio	10,168	18,540
Total nonaccrual loans	$56,299	$46,775

Nonperforming loans:
Legacy Portfolio	$81,697	$77,305
Acquired Portfolio	27,524	37,127
Total nonperforming loans	$109,221	$114,432

Nonperforming loans to loans receivable	0.92%	1.03%
Nonperforming assets to loans receivable and OREO	0.99%	1.13%
Nonperforming assets to total assets	0.78%	0.88%
Allowance for loan losses to nonperforming loans	82.98%	73.88%
Allowance for loan losses to nonperforming assets	76.67%	67.51%
__________________________________

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $23.1 million and $22.1 million as of September 30, 2018 and December 31, 2017, respectively.

Allowance for Loan Losses
The allowance for loan and lease losses (“ALLL”) was $90.6 million at September 30, 2018 compared to $84.5 million at December 31, 2017. The ALLL was 0.76% of loans receivable at September 30, 2018 and 0.76% of loans receivable at December 31, 2017. The ALLL to loans receivable ratio does not include discount on acquired loans. Impaired loan reserves decreased to $4.0 million at September 30, 2018 from $5.3 million at December 31, 2017.
The following table reflects our allocation of the ALLL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2018			December 31, 2017
	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate - residential	$55	$49,602	0.11%	$88	$49,774	0.18%
Real estate - commercial	61,658	8,307,213	0.74%	57,664	8,142,036	0.71%
Real estate - construction	615	283,042	0.22%	930	316,412	0.29%
Commercial business	21,948	2,126,608	1.03%	20,755	1,780,869	1.17%
Trade finance	841	191,605	0.44%	1,716	166,664	1.03%
Consumer and other	5,512	969,835	0.57%	3,388	647,102	0.52%
Total	$90,629	$11,927,905	0.76%	$84,541	$11,102,857	0.76%
__________________________________

*	Held-for-sale loans of $15.0 million and $29.7 million at September 30, 2018 and December 31, 2017, respectively, were excluded.

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

The activity in the ALLL for the three and nine months ended September 30, 2018 is as follows:

		Acquired Loans(2)
Three Months Ended September 30, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$76,048	$11,366	$2,467	$89,881
Provision (credit) for loan losses	5,558	1,488	254	7,300
Loans charged off	(6,489)	—	(378)	(6,867)
Recoveries of loan charge offs	247	—	68	315
Balance, end of period	$75,364	$12,854	$2,411	$90,629

Total loans outstanding	$9,827,652	$163,178	$1,937,075	$11,927,905
Allowance to total loans receivable ratio	0.77%	7.88%	0.12%	0.76%
Net loan charge offs to beginning allowance	8.21%	—%	12.57%	7.29%
Net loan charge offs to provision for loan losses	112.31%	—%	122.05%	89.75%

		Acquired Loans (2)
Nine Months Ended September 30, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$67,647	$12,040	$4,854	$84,541
Provision (credit) for loan losses	12,837	851	(1,588)	12,100
Loans charged off	(8,060)	(37)	(1,101)	(9,198)
Recoveries of loan charge offs	2,940	—	246	3,186
Balance, end of period	$75,364	$12,854	$2,411	$90,629

Total loans outstanding	$9,827,652	$163,178	$1,937,075	$11,927,905
Allowance to total loans receivable ratio	0.77%	7.88%	0.12%	0.76%
Net loan charge offs to beginning allowance	7.57%	(0.31)%	17.61%	7.11%
Net loan charge offs to provision for loan losses	39.88%	(4.35)%	(53.84)%	49.69%

__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired Loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The activity in the ALLL for the three and nine months ended September 30, 2017 is as follows:

		Acquired Loans(2)
Three Months Ended September 30, 2017	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$65,255	$12,066	$2,753	$80,074
Provision (credit) for loan losses	6,245	(1,455)	610	5,400
Loans charged off	(4,263)	—	(650)	(4,913)
Recoveries of loan charge offs	3,045	—	27	3,072
Balance, end of period	$70,282	$10,611	$2,740	$83,633

Total loans outstanding	$7,996,781	$209,531	$2,758,501	$10,964,813
Allowance to total loans receivable ratio	0.88%	5.06%	0.10%	0.76%
Net loan charge offs to beginning allowance	1.87%	—%	22.63%	2.30%
Net loan charge offs to provision for loan losses	19.50%	—%	102.13%	34.09%

		Acquired Loans (2)
Nine Months Ended September 30, 2017	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$66,399	$12,130	$814	$79,343
Provision (credit) for loan losses	12,499	(1,519)	2,780	13,760
Loans charged off	(12,548)	—	(1,092)	(13,640)
Recoveries of loan charge offs	3,932	—	238	4,170
Balance, end of period	$70,282	$10,611	$2,740	$83,633

Total loans outstanding	$7,996,781	$209,531	$2,758,501	$10,964,813
Allowance to total loans receivable ratio	0.88%	5.06%	0.10%	0.76%
Net loan charge offs to beginning allowance	12.98%	—%	104.91%	11.94%
Net loan charge offs to provision for loan losses	68.93%	—%	30.72%	68.82%

__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired Loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance of the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$11,781,091	$10,712,856	$11,416,238	$10,544,898
Loans receivable	$11,927,182	$10,962,974	$11,927,182	$10,962,974

ALLOWANCE:
Balance, beginning of period	$89,881	$80,074	$84,541	$79,343
Less loan charge offs:
Real estate - commercial	(6,045)	(337)	(6,446)	(2,700)
Commercial business	(466)	(4,341)	(1,820)	(8,081)
Trade finance	—	—	—	(2,104)
Consumer and other	(356)	(235)	(932)	(755)
Total loan charge offs	(6,867)	(4,913)	(9,198)	(13,640)
Plus loan recoveries:
Real estate - commercial	41	23	870	112
Commercial business	220	3,045	2,207	4,045
Trade Finance	17	2	41	6
Consumer and other	37	2	68	7
Total loans recoveries	315	3,072	3,186	4,170
Net loan recoveries (charge offs)	(6,552)	(1,841)	(6,012)	(9,470)
Provision for loan losses	7,300	5,400	12,100	13,760
Balance, end of period	$90,629	$83,633	$90,629	$83,633

Net loan charge offs (recoveries) to average loans, including loans held for sale*	0.22%	0.07%	0.07%	0.12%
Allowance for loan losses to loans receivable at end of period	0.76%	0.76%	0.76%	0.76%
Net loan charge offs (recoveries) to allowance for loan losses*	28.92%	8.81%	8.84%	15.10%
Net loan charge offs (recoveries) to provision for loan losses	89.75%	34.09%	49.69%	68.82%
__________________________________

*	Annualized
We believe the ALLL as of September 30, 2018 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. If actual losses exceed the estimated amounts, it could have a material and adverse effect on our financial condition and results of operations.
At September 30, 2018, we had $68.0 million in remaining discount on loans acquired from previous transactions compared to $85.8 million at December 31, 2017.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2018, deposits increased $1.20 billion, or 11.1%, to $12.05 billion from $10.85 billion at December 31, 2017. The increase in deposits was primarily due to an increase in demand deposits and time deposits offset by a decline in money market and NOW and savings.
At September 30, 2018, 25.1% of total deposits were noninterest bearing demand deposits, 46.1% were time deposits, and 28.8% were interest bearing demand and savings deposits. At December 31, 2017, 27.7% of total deposits were noninterest bearing demand deposits, 39.4% were time deposits, and 32.9% were interest bearing demand and savings deposits.
At September 30, 2018, we had $1.40 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $797.0 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2017. The California State Treasurer deposits had three to six month maturities with a weighted average interest rate of 2.07% at September 30, 2018 and were collateralized with securities with a carrying value of $335.6 million. Time deposits of more than $250 thousand at September 30, 2018 totaled $1.66 billion compared to $1.28 billion at December 31, 2017.
The following is a schedule of certificates of deposit maturities as of September 30, 2018:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,224,615	22%
Over three months through six months	1,111,347	20%
Over six months through nine months	1,223,373	22%
Over nine months through twelve months	1,190,610	22%
Over twelve months	798,354	14%
Total time deposits	$5,548,299	100%

Other Borrowings
From time to time we utilize FHLB advances as a secondary source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At September 30, 2018, FHLB advances totaled $836.6 million and had an average weighted remaining maturity of 2.0 years compared to $1.16 billion with an average weighted remaining maturities of 2.0 years at December 31, 2017. Total FHLB advances at September 30, 2018 included $1.6 million in premiums recorded from prior acquisitions compared to $2.7 million in FHLB advance premiums at December 31, 2017.
We did not have federal funds purchased at September 30, 2018. At December 31, 2017, we had $69.9 million in federal funds purchased, which were all fully repaid during the first quarter of 2018.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $101.7 million at September 30, 2018 and $100.9 million at December 31, 2017. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Convertible Notes
During the second quarter of 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional investors under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the note. The carrying balance of convertible notes at September 30, 2018 was $193.3 million net of a $24.2 million discount, which represents the conversion option discount and issuance costs to be capitalized. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
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
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of dividend payments to stockholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that we and the Bank are financially sound. For this purpose we perform ongoing assessments of capital related risks, components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.
Total stockholders’ equity was $1.90 billion at September 30, 2018 compared to $1.93 billion at December 31, 2017.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, and a minimum ratio of Tier 1 common equity capital to risk-weighted assets of 4.5%, to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Beginning January 1, 2016, federal banking agencies required a capital conservation buffer of 0.625% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. The capital conservation buffer increases at an annual increment of 0.625% until January 2019 and stands at 1.875% as of September 30, 2018. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to us and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At September 30, 2018, our common equity Tier 1 capital was $1.48 billion compared to $1.47 billion at December 31, 2017. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and including our trust preferred securities (for periods before September 30, 2018) was $1.48 billion at September 30, 2018 and $1.57 billion at December 31, 2017. Our common equity Tier 1 capital and Tier 1 capital no longer includes trust preferred securities as our total consolidated assets exceeded $15 billion as of September 30, 2018. Trust preferred securities are now included as Tier 2 capital. At September 30, 2018, the common equity Tier 1 capital ratio was 11.61%. The total capital to risk-weighted assets ratio was 13.10% and the Tier 1 capital to risk-weighted assets ratio was 11.61%. The Tier 1 leverage capital ratio was 10.13%.

As of September 30, 2018 and December 31, 2017, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the table below:

	As of September 30, 2018
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,480,530	11.61%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,669,650	13.10%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,480,530	11.61%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,480,530	10.13%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,759,538	13.80%	$828,546	6.50%	$930,992	7.30%
Total risk-based capital ratio (to risk-weighted assets)	$1,850,902	14.52%	$1,274,686	10.00%	$576,216	4.52%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,759,538	13.80%	$1,019,749	8.00%	$739,789	5.80%
Tier 1 capital to total assets (to average assets)	$1,759,538	12.04%	$730,747	5.00%	$1,028,791	7.04%

	As of December 31, 2017
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,471,193	12.30%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,653,521	13.82%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,568,144	13.11%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,568,144	11.54%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,548,401	12.95%	$777,368	6.50%	$771,033	6.45%
Total risk-based capital ratio (to risk-weighted assets)	$1,633,778	13.66%	$1,195,951	10.00%	$437,827	3.66%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,548,401	12.95%	$956,761	8.00%	$591,640	4.95%
Tier 1 capital to total assets (to average assets)	$1,548,401	11.40%	$679,301	5.00%	$869,100	6.40%

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
At September 30, 2018, our total borrowing capacity from the FHLB was $3.72 billion of which $2.87 billion was unused and available to borrow. At September 30, 2018, our total borrowing capacity from the FRB Discount Window was $784.5 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.93 billion at September 30, 2018 compared to $1.73 billion at December 31, 2017. Cash and cash equivalents were $522.7 million at September 30, 2018 compared to $492.0 million at December 31, 2017. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2018, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	September 30, 2018		December 31, 2017
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	6.78%	(4.22)%	2.18%	(4.42)%
+ 100 basis points	3.29%	(2.04)%	1.12%	(2.08)%
- 100 basis points	(3.99)%	1.29%	(2.22)%	1.00%
- 200 basis points	(9.49)%	1.15%	(8.56)%	0.60%

Item 4.	Controls and Procedures
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
We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $500 thousand at September 30, 2018. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes has little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.	Risk Factors
Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2017, and in Part 2, Item 1A, of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. You should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2017, and in Part 2, Item 1A, of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million in common stock. The Company completed the repurchase of $100.0 million in common stock in July 2018. Subsequently on September 20, 2018, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase up to $50.0 million in common stock.
The following table summarizes share repurchase activities during the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
July 1, 2018 to July 31, 2018	1,203,956	$17.4406	1,203,956	$—
August 1, 2018 to August 31, 2018	—	—	—	—
September 1, 2018 to September 30, 2018	—	—	—	50,000
Total	1,203,956	$17.4406	1,203,956	$50,000

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	November 5, 2018	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

Date:	November 5, 2018	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer