Form 10-K
period 2018-12-31
HOPE BANCORP INC
filed 2019-03-01
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
 Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, as reported on the NASDAQ Global Select Market, was approximately $2,228,005,491.
Number of shares outstanding of the registrant’s common stock as of February 25, 2019: 126,642,148
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

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

PART I
Item 1.    BUSINESS

General
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis with the Bank of Hope) is a bank holding company headquartered in Los Angeles, California. The Company was incorporated in Delaware in the year 2000. Previously known as BBCN Bancorp Inc., the Company changed its name to Hope Bancorp at the time of the merger with Wilshire Bancorp Inc. (“Wilshire”) on July 29, 2016. We offer commercial and retail banking loan and deposit products through our wholly-owned subsidiary, Bank of Hope (formerly BBCN Bank), a California state-chartered bank (the “Bank” or “Bank of Hope”). The Bank primarily focuses its business in ethnic communities in California, New Jersey and New York City, Chicago, Houston, Dallas, Seattle and Washington, D.C. metropolitan areas. Our headquarters are located at 3200 Wilshire Boulevard, Suite 1400, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
Hope Bancorp exists primarily for the purpose of holding the stock of the Bank and other subsidiaries it may acquire or establish. Bank of Hope’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), up to applicable limits.
We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy and information statements in connection with our stockholders’ meetings. The SEC maintains a website that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the website is www.sec.gov. Our website address is www.bankofhope.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information and reports we file with the SEC and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.
Mergers and Acquisitions
On July 29, 2016, we completed the acquisition of Wilshire, previously headquartered in Los Angeles, California. With the completion of the acquisition, 35 branches in California, New York, New Jersey, Texas, Alabama, and Georgia were added to our existing branch network in addition to six loan production offices. Some of these branch locations and loan production offices were subsequently closed as part of our consolidation plan. Our current consolidated network consists of 63 branches and 11 loan production offices.
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

Business Overview
Our principal business activities are conducted through the Bank and primarily consist of earning interest on loans and investment securities that are primarily funded by customer deposits and other borrowings. Operating revenues consist of the difference between interest received and interest paid, gains and losses on the sale of financial assets, and fees earned for financial services provided to our customers. Interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions, new legislation and the policies of various governmental and regulatory authorities. Although our business may vary with local and national economic conditions, such variations are not generally seasonal in nature.
Through our current network of 63 branches and 11 loan production offices, we offer core business banking products for small and medium-sized businesses and individuals. We accept deposits and originate a variety of loans, including commercial business loans, commercial real estate loans, trade finance loans, Small Business Administration (“SBA”) loans, auto loans, single-family mortgages, warehouse lines of credit, personal loans, and credit cards. We offer cash management services to our business customers, which include remote deposit capture, lock box, and ACH origination services. We offer comprehensive investment and wealth management services to high-net-worth clients. We also offer a mobile banking application for smart devices that extends access to banking services, such as mobile deposits and bill payment, for our customers at all times. In an effort to better meet our customers’ needs, our mini-market branches generally offer hours from 9 a.m. to 6 p.m. Most of our branches offer 24-hour automated teller machines (“ATMs”). We also offer debit card services to all customers. In addition, most of our branches offer foreign exchanges services, safe deposit boxes, and other customary bank services. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
Lending Activities
Commercial Business Loans
We provide commercial loans to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, and other business related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credit) or (2) long-term loans (or term loans to businesses). Short-term loans are often used to finance current assets such as inventory and accounts receivable and typically have terms of one year with interest paid monthly on the outstanding balance with the principal balance due at maturity. Long-term loans typically have terms of five to seven years with principal and interest paid monthly. The credit worthiness of our borrowers is determined before a loan is originated and is periodically reviewed to ascertain whether credit quality changes have occurred. Commercial business loans are typically collateralized by the borrower’s business assets and/or real estate. We seek to establish deposit relationships with all of our commercial business loan customers.
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
We originate loans to finance construction projects including one-to-four family residences, multifamily residences, senior housing, and commercial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks than other loans due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, and the availability of long-term financing. Economic conditions may also impact our ability to recover our investment in construction loans. Adverse economic conditions may negatively impact the real estate market, which could affect the borrowers’ ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes.
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
We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium, while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we can recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold. Although we have historically sold the guaranteed portion of SBA 7(a) loans that we originated, we recently made the decision to retain these loans due to the decline in premiums offered in the secondary market. Therefore, for the time being, we will be retaining these loans and earn interest income on the guaranteed portion of SBA loans as well the unguaranteed portions.
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
Consumer Loans
Our consumer loans consist of single-family mortgages, home equity, auto loans, and personal loans, with a majority of our consumer loan portfolio currently consisting of single-family mortgages secured by a first deed of trust on single family residences under a variety of loan products including fixed-rate and adjustable-rate mortgages with either 30-year or 15-year terms. Adjustable rate mortgage loans are also offered with flexible initial and periodic adjustments ranging from five to seven years.
Investing Activities
The main objective of our investment strategy is to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs”), and federal funds sold. Our investment portfolio has consisted of government sponsored agency bonds, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), corporate securities, municipal securities, and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”
Our securities are classified for accounting purposes as available for sale. We do not maintain held to maturity or trading investment portfolios. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available for sale at the time of purchase.
Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings accounts, time deposit accounts, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay, remote deposit capture, lock boxes, and ACH origination services. In addition to our retail and business deposits, we obtain both secured and unsecured wholesale deposits including public deposits such as State of California Treasurer’s time deposits, brokered money market and time deposits, and deposits gathered from outside of the Bank’s normal market area through deposit listing services.
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
The FHLB functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB on an unsecured basis or by utilizing qualifying loans and certain securities as collateral. The FHLB offers a full range of borrowing programs on its advances, with terms ranging from one day to thirty years, at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB advances and other borrowings is included in Note 9 of “Notes to Consolidated Financial Statements.”
We may also borrow from the Federal Reserve Bank. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge.

Long-Term Debt
At December 31, 2018, nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures (which have maturity dates ranging from 2033 to 2037), or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a specified redemption price. We also have the right to defer interest on the Debentures for up to five years.
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to investors. Holders of the convertible notes can convert to shares of our common stock at a specified conversion rate at any time on or after February 15, 2023. Prior to February 15, 2023, the convertible notes cannot be converted unless under certain specified scenarios. The convertible notes can be settled in entirely cash, stock, or a combination of stock and cash at our option. We have the right to call the convertible notes on or after May 20, 2023 and holder of the notes can put the note on certain dates on or after May 15, 2023. The convertible notes were issued as part of our plan to repurchase shares of our common stock. Subsequent to the issuance of the convertible notes, we repurchased $150.0 million in common stock during 2018.
Market Area and Competition
We currently have 63 banking offices in areas having high concentrations of Korean-Americans, of which 35 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 10 are located in the New York City metropolitan area and New Jersey, six are in the Chicago metropolitan area, four are in the Seattle metropolitan area, four are in Texas, two are in Virginia, one is in Alabama, and one is in Georgia. We also have 11 loan production offices located in Dallas, Seattle, Atlanta, Denver, Portland, Fremont, and Southern California and a representative office in Seoul, South Korea. The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulations, changes in technology and product delivery systems, and consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
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
Economic Conditions, Government Policies and Legislation
Our profitability, like that of most financial institutions, depends, among other things, on interest rate differentials. In general, the difference between the interest expense on interest bearing liabilities, such as deposits, borrowings, and debt, and the interest income on our interest earning assets, such as loans we extend to our customers and securities held in our investment portfolio, as well as the level of noninterest bearing deposits, have a significant impact on our profitability. Interest rates are highly sensitive to many factors that are beyond our control, such as the economy, inflation, unemployment, consumer spending, and political changes and events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.
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
Supervision and Regulation
General
Hope Bancorp and the Bank are subject to extensive regulation and supervision under state and federal banking laws. This regulatory framework covers substantially all of the business activities of Hope Bancorp and the Bank. In the exercise of their supervisory and examination authority, the bank regulatory agencies have recently emphasized capital planning and stress testing, liquidity management, enterprise risk management, corporate governance, anti-money laundering compliance, information technology adequacy, cybersecurity preparedness, vendor management, and fair lending and other consumer compliance obligations. The federal and state regulatory systems are intended primarily for the protection of depositors, customers, the FDIC deposit insurance fund (the “DIF”) and the banking system as a whole, rather than for the protection of shareholders or other investors.
The following summarizes certain laws and regulations that apply to Hope Bancorp and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.
Bank Holding Company Regulation
Hope Bancorp is a registered bank holding company. As a bank holding company, is subject to regulation, supervision and regular examination by the FRB under the Bank Holding Company Act. Hope Bancorp is also required to file periodic reports of its operations with the FRB and other such reports as the FRB may require.
Bank holding companies are required to maintain certain levels of capital (See “Capital Adequacy Requirements”) and must serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. FRB regulations and polices limit the dividends a bank holding company may pay to its shareholders and the amount of its shares that it may repurchase. (See “Dividends and Stock Repurchases”.) FRB rules and policies also regulate provisions of certain bank holding company debt and the FRB may impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem debt securities in certain situations.
The FRB may require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary. Under certain circumstances, the FRB could, for example, prohibit Hope Bancorp from paying dividends or repurchasing is common stock on the basis that doing would be an unsafe or unsound banking practice.
The activities in which a bank holding company may engage are limited to those activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) may also engage in broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature. To elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be considered well capitalized and meet certain other requirements. Hope Bancorp has not elected financial holding company status and neither Hope Bancorp nor the Bank has engaged in any activities determined by the FRB to be financial in nature or incidental or complementary to activities that are financial in nature.

A bank holding company must seek approval from the FRB prior to acquiring all or substantially all of the assets of any bank or bank holding company or the ownership or control of voting shares of any bank or bank holding company if, after giving effect to such acquisition, it would own or control, directly or indirectly, more than 5 percent of a bank. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. Federal banking regulators review competitive, management, financial, compliance and other factors when considering applications for these approvals. Similar California or other state banking agency approvals may also be required.
The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bank and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DBO. DBO approvals are also required for certain mergers and acquisitions
Bank Regulation
The Bank is a California state-chartered bank whose deposit accounts are insured by the FDIC, up to applicable limits. As such, the Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (the “DBO”) and the FDIC. In addition, while the Bank is not a member of the FRB, the Bank is subject to certain regulations of the FRB.
Federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, lending activities, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, dividends, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including FRB Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Act expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.
Under the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or by subsidiaries of bank holding companies. Further, California state chartered banks may conduct certain financial activities permitted under GLBA in a “financial subsidiary” to the same extent as a national bank, provided the bank is and remains well-capitalized, well-managed and in satisfactory compliance with the Community Reinvestment Act (the “CRA”). The Bank currently conducts no non-banking or financial activities through subsidiaries.
Capital Adequacy Requirements
Hope Bancorp and the Bank are subject to similar regulatory capital requirements administered by their primary federal supervisory banking agencies. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the federal banking agencies have adopted capital rules (the “New Capital Rules”) based on the Basel III Accord. The New Capital Rules became effective on January 1, 2015, subject to certain phase-in provisions. The New Capital Rules are risk-based, meaning that the levels of capital required vary based on the perceived degree of risk associated with a banking organization’s balance sheet assets, such as loans and investment securities, and those recorded as off-balance sheet items, such as commitments, letters of credit, and recourse arrangements. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. The classifications and, therefore, the required capital amounts are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors.

The New Capital Rules (i) introduce a new capital measure called “common equity Tier 1 and a related regulatory capital ratio of common equity Tier 1 to risk‑weighted assets, (ii) specify that Tier 1 capital consists of common equity Tier 1 and “additional Tier 1 capital” instruments meeting certain requirements, (iii) mandate that most deductions and adjustments to regulatory capital measures be made to common equity Tier 1 and not to the other components of capital, and (iv) expand the scope of the deductions from and adjustments to capital compared to prior capital rules. The New Capital Rules also changed the risk-weights of certain assets used to calculate the risk-based capital ratios, such as those for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposure. The New Capital Rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities (subject to certain grandfathering exceptions for organizations like Hope Bancorp, which had less than $15 billion in assets as of December 31, 2009), mortgage servicing rights and certain deferred tax assets and to include unrealized gains and losses on available for sale debt and equity securities (unless the organization opts out of including such unrealized gains and losses).
Under the New Capital Rules, the minimum capital ratios applicable to Hope Bancorp and the Bank are as follows:

•	4.5% common equity Tier 1 to risk‑weighted assets;

•	6.0% Tier 1 capital (that is, common equity Tier 1 plus additional Tier 1 capital) to risk‑weighted assets;

•	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and

•
4.0% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”). (To be considered well-capitalized under the Prompt Corrective Action framework, the Bank must maintain a minimum Tier 1 leverage ratio of at least 5%.)

At December 31, 2018, the respective capital ratios of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The New Capital Rule create an additional “capital conservation buffer” of 2.5% of risk-weighted assets above the regulatory minimum capital ratios. If Hope Bancorp and the Bank do not maintain capital sufficient to satisfy the capital conservation buffer, they would face restrictions in their ability to pay dividends, repurchase shares and pay discretionary bonuses. The capital conservation buffer was phased in in increments of 0.625% beginning in 2015 through January 1, 2019.
Including the capital conservation buffer of 2.5%, which was fully phased in as of January 1, 2019, the minimum ratios for a banking organization to be considered “well capitalized” for bank regulatory purposes are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. Management believes that, as of December 31, 2018, Hope Bancorp and the Bank met all requirements under the New Capital Rules applicable to them on a fully phased-in basis as if such requirements were then in effect, including the capital conservation buffer.
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
The Bank is also subject to capital adequacy requirements under the California Financial Code.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Increased Supervision and Regulation for Bank Holding Companies with Consolidated Assets of More than $10 Billion
As a banking organization with consolidated assets exceeding $10 billion, the Company is subject to heightened supervision and regulation imposed by the Dodd-Frank Act, such as the following:

•
We are subject to periodic examination by the Consumer Finance Protection Bureau (“CFPB”) with respect to compliance with federal consumer laws. Although we were previously subject to regulations issued by the CFPB, the Bank’s primary federal regulatory, the FDIC, previously had responsibility for our consumer compliance exams. See “Consumer Finance Protection Bureau.”

•
We are subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions.

•	We calculate our FDIC deposit assessment base using a performance score and a loss-severity score system described below in “Deposit Insurance.”

•
We are subject to the “Volcker Rule,” which generally restricts us from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. While Hope Bancorp and the Bank had no investment positions or relationships at December 31, 2018 that were subject to the Volcker Rule, we may be subject to the compliance and recording keeping provisions of this rule.

The Dodd-Frank Act requires banking organizations with consolidated assets exceeding $10 billion to establish board-level risk committees and to perform annual stress tests. The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in 2018 raises the asset thresholds for these requirements to $50 billion and $100 billion, respectively.
Many aspects of the Dodd-Frank Act continue to be subject to rule-making and have yet to take full effect, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.
Prompt Corrective Action
The FDI Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution that does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends or executive bonuses.
The prompt corrective action standards were revised to conform with the New Capital Rules. Under current standards, in order to be generally considered well-capitalized for bank regulatory purposes, the Bank is required maintain the following minimum capital ratios: a common equity Tier 1 ratio of 6.5%, a Tier 1 ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5%. A bank meeting the minimum capital ratios required to be considered well-capitalized, adequately capitalized, or undercapitalized may, however, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment.
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
Consumer Compliance Laws
The Bank must comply with numerous federal and state consumer protection statutes and implementing regulations, including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act, and CAN-SPAM Act. The Bank and Hope Bancorp are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.
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
Community Reinvestment Act
The Bank is subject to the Community Reinvestment Act (“CRA”), which requires federal banking regulators to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The federal banking agencies consider a financial institution’s compliance with the CRA into account when considering regulatory applications for mergers and other expansionary activities. The Bank received a “Satisfactory” rating in the most recent public disclosure of CRA performance evaluation released by the FDIC in 2018, which states that the Bank’s CRA performance under the Lending, Investment, and Service Tests supports the overall rating.

USA PATRIOT Act and Anti-Money Laundering Laws
Under the USA PATRIOT Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards that are intended to prevent and detect the use of the United States financial system for money laundering and terrorist financing activities. The act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.
The Bank Secrecy Act (the “BSA”) establishes requirements for recordkeeping and reporting by banks and other financial institutions that are intended to help identify the source, volume and movement of currency and other monetary instruments into and out of the United States in order to help detect and prevent money laundering connected with drug trafficking, terrorism and other criminal activities. Under the BSA and related regulations, banking institutions must file suspicious activity reports and maintain programs designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding currency transactions. The programs must include systems and internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance and provide appropriate personnel training.
Loans to One Borrower
Under California law, the Bank’s ability to make aggregate secured and unsecured loans to borrower is limited to 25% and 15%, respectively, of the Bank’s unimpaired capital and surplus. The Bank has established internal loan limits that are lower than the legal lending limits for a California bank.
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
In 2016, the FDIC adopted a rule increasing the DIF’s minimum reserve ratio to 1.35% as required by the Dodd Frank Act. As required by the Dodd-Frank Act, the costs of increasing the DIF’s reserve ratio from 1.15% to 1.35% was borne by depository institutions with total consolidated assets of $10 billion or more, which had an impact on the Bank’s deposit insurance assessments because the Bank exceeded $10 billion in assets. In 2018, the FDIC reached the minimum reserve ratio of 1.35% and as a result the FDIC does not currently assesses a surcharge on banks with total assets in excess of $10 billion. Any future changes in FDIC insurance assessments may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
Safety and Soundness Standards; Regulatory Enforcement Authority
The federal and California bank regulatory agencies have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The federal bank regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

If, as a result of an examination, the FRB, the FDIC or the DBO should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Company’s or the Bank’s operations are unsatisfactory or that the Company or the Bank or management is violating or has violated any law or regulation, these agencies have the authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•
Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude the Hope Bancorp or the Bank from being deemed well capitalized which, in the case of the Bank, would restrict its ability to accept certain brokered deposits, for example;

•	Restrict Hope Bancorp’s or the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

•
Enter into or issue informal or formal enforcement actions, including required board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Assess civil money penalties;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.
Dividends and Stock Repurchases
Hope Bancorp’s ability to pay dividends or repurchase shares of its common stock is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends or repurchase its shares either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. It is the FRB’s policy, however, that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. FRB policy requires that a banking holding company must notify the FRB its repurchase or redemption of shares would cause a net reduction of in the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. It is also the FRB’s policy that bank holding companies should not maintain dividend levels or repurchase shares in amounts that would that undermine their ability to be a source of strength to its banking subsidiaries. The FRB also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, if Hope Bancorp does not maintain an adequate capital conservation buffer under the New Capital Rules, its ability to pay dividends to or repurchase shares from shareholders may be restricted.
The Bank is a legal entity that is separate and distinct from Hope Bancorp. Hope Bancorp depends the Bank’s payment of dividends as primary source of cash for use in Hope Bancorp’s operations, Hope Bancorp’s payment of dividends to shareholders and Hope Bancorp’s stock repurchases. The Bank’s ability to pay dividends to Hope Bancorp is subject to provisions of the California Financial Code that limit the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The Bank’s ability to pay cash dividends to Hope Bancorp will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. If the Bank does not maintain an adequate capital conservation buffer under the New Capital Rules, the Bank may face restrictions on its ability to pay dividends to Hope Bancorp.
Consumer Financial Protection Bureau
The Dodd-Frank Act created the CFPB as an independent entity within the FRB with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets continue to be examined for compliance by their primary federal banking agency. The Bank is subject to examination by the CFPB. The CFPB has the authority to bring formal and informal enforcement actions against the Bank similar to those that may be brought by the federal banking regulators discussed above.

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
Employees
As of December 31, 2018, we had 1,494 full-time equivalent employees compared to 1,470 full-time equivalent employees at December 31, 2017. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2018, approximately 80% of our loan portfolio consisted of loans secured by various types of real estate (including 1-4 family residential loans in our consumer loan portfolio). Following the financial crisis of 2008, there was a general slowdown in the economy and declines in the value of real estate. Although the economy has rebounded and real estate prices have gradually recovered from their earlier low levels, it is possible that there will be renewed deterioration in the real estate market generally and in commercial real estate values in particular. Such developments may result in additional loan charge-offs and provisions for loan losses, which may have a material and adverse effect on our net income and capital levels.
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

Our allowance for loan losses may not cover our actual loan losses. If our actual loan losses exceed the amount we have allocated for estimated probable incurred losses, our business will be adversely affected. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of business operations. We create allowances for estimated loan losses through provisions that are recorded as reductions in income in our accounting records. We base these allowances on estimates of the following:

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
For example, in June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires banking organizations to determine the adequacy of their allowance for loan losses with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. Under the CECL model, banking organizations will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Adoption of the CECL model will significantly change the manner in which the Company determines the adequacy of its allocation for loan losses. ASU 2016-13 is expected to be effective for public business entities for fiscal years after December 15, 2019. The Company is evaluating the impact the CECL model will have on its accounting, but the Company may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations. The federal banking regulators have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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
There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules, regulations of, and examination by the FRB, the FDIC and the DBO, and the CFPB. In addition, we are subject to the rules and regulation of the Nasdaq Stock Market and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

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
We historically sold the guaranteed portion of our SBA 7(a) loans in the secondary market, but during the end of 2018, we made the decision to retain most of the SBA 7(a) loans that we originate due to the low premiums being offered in the secondary market. These sales of SBA 7(a) loans have historically resulted in both premium income for us at the time of sale, and created a stream of future servicing income. We may not be able to continue originating these loans or return to selling them in the secondary market. Furthermore, even if we are able to continue originating and return to selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, financial condition, results of operations and prospects.
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
The issuance of additional common stock, debt, or securities convertible into or exchangeable for our common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our common stock have no preemptive or other rights that would entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in dilution of the ownership interests of our stockholders.
We may reduce or discontinue the payment of dividends on common stock. Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. We cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.
The conditional conversion features of the convertible notes issued by the Company, if met, may adversely affect our financial condition and operating results. In the event the conditional conversion features of the convertible notes issued by the Company are met, holders of convertible notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
The value of our securities in our investment portfolio may decline in the future. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, implied credit spreads, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio or any given market segment or industry in which we are invested. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition, or results of operations.
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
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2018, we operated full-service branches at 56 leased and seven owned facilities, and we operated loan production offices at 11 leased facilities. Expiration dates of our leases range from 2019 to 2030. We believe our present facilities are suitable and adequate for our current operating needs.

Item 3.	LEGAL PROCEEDINGS
In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled approximately $755 thousand at December 31, 2018. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HOPE.”
The closing price for our common stock on the NASDAQ Global Select Market on February 25, 2019 was $14.68 per share. As of February 25, 2019, there were 1,200 stockholders of record of our common stock.

Stock Performance Graph
The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on our common stock with (i) the cumulative total return of the NASDAQ Composite Index, (ii) the cumulative total return of the S&P Small Cap 600 Index, (iii) a published index comprised of banks and thrifts selected by SNL Financial LLC, and (iv) the cumulative total return of the S&P 500 Index. The graph assumes an initial investment of $100 and reinvestment of dividends. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not indicative of future price performance. The graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by Hope Bancorp under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.

ASSUMES $100 INVESTED ON DECEMBER 31, 2013
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2018

	Period Ending
Stock/Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Hope Bancorp, Inc.	$100.00	$88.77	$109.30	$143.04	$122.44	$82.21
NASDAQ Composite	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
S&P 600 Index	$100.00	$105.76	$103.67	$131.20	$148.56	$135.96
SNL Bank and Thrift	$100.00	$111.63	$113.89	$143.78	$169.07	$140.45
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33

Share Repurchase Program
On April 26, 2018, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $100.0 million in common stock. We completed the repurchase of $100.0 million in common stock in July 2018. Subsequently on September 20, 2018, the Board of Directors approved another share repurchase program that authorized the repurchase of up to $50.0 million in common stock. We completed the repurchase of $50.0 million in common stock in November 2018. Altogether, we repurchased approximately 9.0 million shares totaling $150.0 million in 2018 at an average weighted price of $16.65.
The following table summarizes share repurchase activities during the fourth quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
October 1, 2018 to October 31, 2018	1,296,969	$14.00	1,296,969	$31,798
November 1, 2018 to November 30, 2018	2,139,788	14.83	2,139,788	—
December 1, 2018 to December 31, 2018	—	—	—	—
Total	3,436,757	$14.52	3,436,757

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial and other data for each of the years in the five-year period ended December 31, 2018. The information below should be read in conjunction with, the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	As of or For The Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$650,172	$572,104	$421,934	$313,660	$302,657
Interest expense	162,245	90,724	58,579	40,618	36,060
Net interest income	487,927	481,380	363,355	273,042	266,597
Provision for loan losses	14,900	17,360	9,000	8,000	12,638
Net interest income after provision for loan losses	473,027	464,020	354,355	265,042	253,959
Noninterest income	60,180	66,415	51,819	43,691	44,187
Noninterest expense	277,726	266,601	214,975	153,384	151,624
Income before income tax provision	255,481	263,834	191,199	155,349	146,522
Income tax provision	65,892	124,389	77,452	63,091	57,907
Net income	$189,589	$139,445	$113,747	$92,258	$88,615

Per Common Share Data:
Earnings - basic	$1.44	$1.03	$1.10	$1.16	$1.11
Earnings - diluted	$1.44	$1.03	$1.10	$1.16	$1.11
Book value (period end)	$15.03	$14.23	$13.72	$11.79	$11.10
Cash dividends declared per common share	$0.54	$0.50	$0.45	$0.42	$0.35
Number of common shares outstanding (period end)	126,639,912	135,511,891	135,240,079	79,566,356	79,503,552
Balance Sheet Data—At Period End:
Assets	$15,305,952	$14,206,717	$13,441,422	$7,912,648	$7,140,330
Securities available for sale	$1,846,265	$1,720,257	$1,556,740	$1,010,556	$792,523
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$12,098,115	$11,102,575	$10,543,332	$6,248,341	$5,565,192
Deposits	$12,155,656	$10,846,609	$10,642,035	$6,340,976	$5,693,452
FHLB advances and federal funds purchased	$821,280	$1,227,593	$754,290	$530,591	$480,975
Subordinated debentures	$101,929	$100,853	$99,808	$42,327	$42,158
Convertible notes, net	$194,543	$—	$—	$—	$—
Stockholders’ equity	$1,903,211	$1,928,255	$1,855,473	$938,095	$882,773

Average Balance Sheet Data:
Assets	$14,749,166	$13,648,963	$10,342,063	$7,389,530	$6,830,244
Securities available for sale	$1,772,080	$1,679,468	$1,276,068	$871,010	$713,775
Gross loans, including loans held for sale	$11,547,022	$10,642,349	$8,121,897	$5,846,658	$5,355,243
Deposits	$11,628,177	$10,751,886	$8,232,984	$5,879,704	$5,439,920
Stockholders’ equity	$1,910,224	$1,907,746	$1,342,954	$912,609	$848,443

	As of or For The Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	1.29%	1.02%	1.10%	1.25%	1.30%
Return on average stockholders’ equity(2)	9.92%	7.31%	8.47%	10.11%	10.44%
Average stockholders’ equity to average assets	12.95%	13.98%	12.99%	12.35%	12.42%
Dividend payout ratio (dividends per share/earnings per share)	37.58%	48.54%	40.86%	36.21%	31.53%
Net interest spread(3)	3.04%	3.46%	3.49%	3.62%	3.88%
Net interest margin(4)	3.53%	3.80%	3.75%	3.88%	4.13%
Yield on interest earning assets(5)	4.71%	4.51%	4.36%	4.46%	4.68%
Cost of interest bearing liabilities(6)	1.67%	1.05%	0.87%	0.84%	0.80%
Efficiency ratio(7)	50.67%	48.67%	51.78%	48.43%	48.79%

Regulatory Capital Ratios:
Hope Bancorp:
Common Equity Tier 1	11.44%	12.30%	12.10%	12.08%	12.96%
Tier 1 Leverage	10.55%	11.54%	11.49%	11.53%	11.62%
Tier 1 risk-based	12.21%	13.11%	12.92%	12.67%	13.64%
Total risk-based	12.94%	13.82%	13.64%	13.80%	14.80%
Bank of Hope:
Common Equity Tier 1	13.63%	12.95%	12.75%	12.56%	13.44%
Tier 1 Leverage	11.76%	11.40%	11.33%	11.43%	11.45%
Tier I risk-based	13.63%	12.95%	12.75%	12.56%	13.44%
Total risk-based	14.36%	13.66%	13.46%	13.69%	14.61%

Asset Quality Data:
Nonaccrual loans	$53,286	$46,775	$40,074	$40,801	$46,353
Loans 90 days or more past due and still accruing (8)	1,529	407	305	375	361
Restructured loans (accruing)	50,410	67,250	48,874	47,984	57,128
Total nonperforming loans	105,225	114,432	89,253	89,160	103,842
Other real estate owned	7,754	10,787	21,990	21,035	21,938
Total nonperforming assets	$112,979	$125,219	$111,243	$110,195	$125,780

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.44%	0.42%	0.38%	0.65%	0.83%
Nonperforming loans to loans receivable	0.87%	1.03%	0.85%	1.43%	1.87%
Nonperforming assets to total assets	0.74%	0.88%	0.83%	1.39%	1.76%
Nonperforming assets to loans receivable and other real estate owned	0.93%	1.13%	1.05%	1.76%	2.25%
Allowance for loan losses to loans receivable	0.77%	0.76%	0.75%	1.22%	1.22%
Allowance for loan losses to nonaccrual loans	173.70%	180.74%	197.99%	187.27%	146.18%
Allowance for loan losses to nonperforming loans	87.96%	73.88%	88.90%	85.70%	65.25%
Allowance for loan losses to nonperforming assets	81.92%	67.51%	71.32%	69.34%	53.87%
Net charge-offs (recoveries) to average loans receivable	0.06%	0.11%	0.07%	(0.01)%	0.23%

(1)	Net income divided by average assets.

(2)	Net income divided by average stockholders’ equity.

(3)	Difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	Net interest income expressed as a percentage of average interest earning assets.

(5)	Interest income divided by average interest earning assets.

(6)	Interest expense divided by average interest bearing liabilities.

(7)	Noninterest expense divided by the sum of net interest income plus noninterest income.

(8)	Excludes acquired credit impaired loans totaling $14.1 million, $18.1 million, $19.6 million, $12.2 million, and $30.4 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We offer a full range of commercial and retail banking loan and deposit products through Bank of Hope. We have 63 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Alabama, and Georgia. We have 11 loan production offices located in Atlanta, Dallas, Denver, Portland, Seattle, Fremont, and in Southern California We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance loans, SBA loans, and consumer loans.
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
Our principal business involves earning interest on loans and investment securities that are funded primarily by customer deposits and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of loans. Historically, we sold most the guaranteed portion of SBA loans we originated on the secondary market, but due to the reduced premiums received on secondary market for SBA guaranteed sales, we made the decision to retain the loans on our balance sheet. Our major expenses are the interest we pay on deposits and borrowings, provisions for loan losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending and political changes and events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our performance.
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
Investment Securities
The fair values of investment securities are generally determined by quoted market prices obtained from independent external broker or external pricing services providers who have experience in valuing these securities. We perform a monthly analysis on the broker quotes received from third parties to assess whether the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies as well as independent auditors’ reports from the third party regarding its controls over valuation of financial instruments, review of pricing trends and monitoring of trading volumes. We also compare the market prices obtained from one source to another reputable independent external broker or independent external pricing service provider for the reasonableness of the initial market prices obtained on a quarterly basis. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2018 or 2017.
We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be other-than-temporarily impaired as of December 31, 2018. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios” below.
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
Goodwill
We assess goodwill for impairment annually. Before applying the two-step goodwill impairment test, in accordance with ASC 350 “Intangibles - Goodwill and Other”, we make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. We assessed certain qualitative factors to determine whether impairment was likely including: our market capitalization, capital adequacy, continued performance compared to peers, and continued improvement in asset quality trends, among others. Based on our qualitative assessment, we were not required to perform the two-step impairment test as of December 31, 2018.
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
Income Taxes
The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Note 11 to our Consolidated Financial Statements presented elsewhere in this Report. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position. We account for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.

Section 382 of the Internal Revenue Code imposes a limitation (“382 Limitation”) on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carry-forwards, when it undergoes a 50% ownership change over a designated testing period not to exceed three years (“382 Ownership Change”). As a result of the acquisition on July 29, 2016, Wilshire Bancorp underwent a 382 Ownership Change resulting in a 382 Limitation to its net operating loss and tax credit carry-forwards. Wilshire Bancorp did not have a net unrealized built in loss as of the 382 Ownership Change date. Given the applicable 382 Limitation, we expect to fully utilize Wilshire Bancorp’s net operating loss and tax credit carry-forwards before expiration. However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger a future Section 382 Ownership Change, which could limit our use of these tax attributes.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. We reasonably estimated the effects of the Tax Act and recorded a provisional amount increasing income tax expense by $25.4 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). This amount is comprised of the re-measurement of federal net deferred tax assets and impairment of the low-income housing investment, resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. As required by SAB 118, we continued to reassess and refine the effects of the Tax Act on its deferred tax amounts during 2018. As a result, we recorded an income tax expense of $442 thousand during the year ended December 31, 2018. As of December 31, 2018, we have completed the accounting for the income tax effects of the Tax Act. See Note 11 to the consolidated financial statements for further details.

Results of Operations
Operations Summary
Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from the loans we extend to our customers and from investments, and interest expense is generated from interest bearing deposits our customers have with us and from borrowings that we may have, such as FHLB advances, federal funds purchased, convertible notes, and subordinated debentures. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest bearing liabilities, and the rates received or paid on them, as well as our ability to maintain sound asset quality and appropriate levels of capital and liquidity. As mentioned above, interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions.
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

	Year Ended December 31, 2018	Increase (Decrease)		Year Ended December 31, 2017	Increase		Year Ended December 31, 2016
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$650,172	$78,068	14%	$572,104	$150,170	36%	$421,934
Interest expense	162,245	71,521	79%	90,724	32,145	55%	58,579
Net interest income	487,927	6,547	1%	481,380	118,025	32%	363,355
Provision for loan losses	14,900	(2,460)	(14)%	17,360	8,360	93%	9,000
Noninterest income	60,180	(6,235)	(9)%	66,415	14,596	28%	51,819
Noninterest expense	277,726	11,125	4%	266,601	51,626	24%	214,975
Income before income tax provision	255,481	(8,353)	(3)%	263,834	72,635	38%	191,199
Income tax provision	65,892	(58,497)	(47)%	124,389	46,937	61%	77,452
Net income	$189,589	$50,144	36%	$139,445	$25,698	23%	$113,747
Net Income
Our net income was $189.6 million for 2018 compared to $139.4 million for 2017 and $113.7 million for 2016. Our earnings per common share based on fully diluted shares were $1.44, $1.03, and $1.10 for 2018, 2017, and 2016, respectively. The return on average assets was 1.29%, 1.02%, and 1.10% and the return on average stockholders’ equity was 9.92%, 7.31%, and 8.47% for 2018, 2017, and 2016, respectively. The increase in net income for 2018 compared to 2017 was due to the reduction in tax provision expense as a result of the Tax Cuts and Jobs Act which reduced the corporate federal income tax rate from 35% to 21% starting on January 1, 2018.

Impact of Acquisitions
The comparability of our operating results is affected by our acquisition of Wilshire Bancorp in July 2016. We acquired $4.63 billion in total assets from Wilshire at the time of the acquisition. The acquisition was accounted for using the acquisition method of accounting and, accordingly, Wilshire’s operating results have been included in the consolidated financial statements from the acquisition date. Financial information for the years 2018 and 2017 reflect full years of combined operations subsequent to the merger with Wilshire, while 2016 reflects seven months of stand-alone operations and five months of combined operations.
Income before income tax provision for the year ended December 31, 2018, 2017, and 2016 were impacted by the accretion of discounts and the amortization of premiums relating to past acquisitions. The following table summarizes the accretion and amortization adjustments that are included in net income for the periods indicated below:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Accretion on purchased non-impaired loans	$11,715	$18,372	$9,330
Accretion on purchased credit-impaired loans	21,837	21,542	15,817
Amortizations of premium on low income housing tax credits	(338)	(338)	(127)
Amortization of premiums on acquired FHLB borrowings	1,413	1,597	973
Accretion of discounts on acquired subordinated debt	(1,076)	(1,045)	(539)
Amortization of premiums on acquired time deposits and savings	1	4,903	5,857
Amortization of core deposit intangibles	(2,461)	(2,703)	(1,732)
Total acquisition accounting adjustments	$31,091	$42,328	$29,579
Merger-related expenses	7	(1,781)	(16,914)
Total	$31,098	$40,547	$12,665

Net Interest Margin and Net Interest Rate Spread
We analyze our earnings performance using, among other measures, net interest spread and net interest margin. The net interest spread represents the difference between the weighted average yield earned on interest earning assets and average rate paid on interest bearing liabilities. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, as well as the ratio of the amounts of interest earning assets to interest bearing liabilities.
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
The following table presents our net interest margin, net interest rate spread, and our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds, for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans(1)(2)(3)	$11,547,022	$594,103	5.15%	$10,642,349	$529,760	4.98%	$8,121,897	$392,127	4.83%
Securities(3)	1,772,080	45,342	2.56%	1,679,468	36,917	2.20%	1,276,068	25,442	1.99%
FRB and FHLB stock and other investments	487,922	10,727	2.20%	360,086	5,427	1.51%	281,824	4,365	1.55%
Total interest earning assets	13,807,024	650,172	4.71%	12,681,903	572,104	4.51%	9,679,789	421,934	4.36%
Total noninterest earning assets	942,142			967,060			662,274
Total assets	$14,749,166			$13,648,963			$10,342,063

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,276,815	43,252	1.32%	$3,490,440	31,856	0.91%	2,587,548	21,136	0.82%
Savings	229,608	1,889	0.82%	268,292	1,354	0.50%	234,332	1,282	0.55%
Time deposits	5,107,698	89,817	1.76%	4,037,259	41,692	1.03%	3,219,484	25,673	0.80%
Total interest bearing deposits	8,614,121	134,958	1.57%	7,795,991	74,902	0.96%	6,041,364	48,091	0.80%
FHLB advances and federal funds purchased	870,124	15,127	1.74%	787,119	10,706	1.36%	619,557	7,560	1.22%
Convertible notes, net	123,040	5,797	4.65%	—	—	—%	—	—	—%
Other borrowings	97,455	6,363	6.44%	96,363	5,116	5.24%	64,165	2,928	4.49%
Total interest bearing liabilities	9,704,740	162,245	1.67%	8,679,473	90,724	1.05%	6,725,086	58,579	0.87%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,014,056			2,955,895			2,191,620
Other liabilities	120,146			105,849			82,403
Stockholders’ equity	1,910,224			1,907,746			1,342,954
Total liabilities and stockholders’ equity	$14,749,166			$13,648,963			$10,342,063

Net interest income		$487,927			$481,380			$363,355
Net interest margin			3.53%			3.80%			3.75%
Net interest spread(4)			3.04%			3.46%			3.49%
Cost of funds(5)			1.28%			0.78%			0.66%
Cost of deposits			1.16%			0.70%			0.58%
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

The following table presents net loan origination fees, loan prepayments fee income, interest reversed for nonaccrual loans, and discount accretion income included as part of loan interest income for the years indicated:

Year ended December 31,	Net Loan Origination Fees	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2018	$1,492	$2,603	$(590)	$33,552
2017	$1,485	$3,963	$(419)	$39,914
2016	$1,798	$3,491	$(483)	$25,147
Net Interest Income
Net interest income was $487.9 million for 2018, compared to $481.4 million for 2017 and $363.4 million for 2016. Changes in net interest income are a function of changes in interest rates and volume of interest earning assets and interest bearing liabilities. The table below sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	For the year ended December 31,
	2018 Compared to 2017			2017 Compared to 2016
	Net Increase	Change due to		Net Increase	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$64,343	$18,225	$46,118	$137,633	$12,512	$125,121
Interest on securities	8,425	6,305	2,120	11,475	2,810	8,665
Interest on other investments	5,300	2,988	2,312	1,062	(120)	1,182
TOTAL INTEREST INCOME	$78,068	$27,518	$50,550	$150,170	$15,202	$134,968
INTEREST EXPENSE:
Interest on demand deposits	$11,396	$13,451	$(2,055)	$10,720	$2,697	$8,023
Interest on savings	535	753	(218)	72	(104)	176
Interest on time deposits	48,125	34,943	13,182	16,019	8,608	7,411
Interest on FHLB advances and federal funds purchased	4,421	3,206	1,215	3,146	937	2,209
Convertible notes, net	5,797	—	5,797	—	—	—
Interest on other borrowings	1,247	1,188	59	2,188	545	1,643
TOTAL INTEREST EXPENSE	$71,521	$53,541	$17,980	$32,145	$12,683	$19,462
NET INTEREST INCOME	$6,547	$(26,023)	$32,570	$118,025	$2,519	$115,506
Net interest income before provision for loan losses increased by $6.5 million, or 1%, during 2018. The increase was primarily due to an increase in average interest earning assets by 9% during the year which resulted in an increase of $50.6 million in interest income due to volume. Interest bearing liabilities increased by 12% for 2018 compared to the previous year which resulted in an increase of $18.0 million in interest expense due to volume. Interest expense change in 2018 compared to 2017 due to change in rate amounted to $53.5 million mostly due to the increase in interest rates in 2018 and repricing of deposits. Although yields on interest earnings assets increased for 2018 compared to 2017, the increase was offset by the increase in cost of deposits for the same period.
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

Average interest earnings assets and liabilities for 2018 and 2017 included the full year impact from assets acquired and liabilities assumed from Wilshire, while average interest earnings assets and liabilities for 2016 included only five months of asset and liability balances acquired from Wilshire.
Interest Income
Interest income was $650.2 million for 2018, compared to $572.1 million for 2017 and $421.9 million for 2016. The yield on average interest earning assets was 4.71% for 2018, compared to 4.51% for 2017 and 4.36% for 2016.
Comparison of 2018 with 2017
The increase in interest income of $78.1 million, or 14%, for 2018 compared to 2017 was primarily a result of the growth in total loans and investments. The increase in interest income was primarily attributable to the increase in loans as a result of higher rates on new originations as well as an increase in loan rates for variable rate loans. Average total loans increased by $904.7 million in 2018 compared to 2017 and total investments and FHLB stock and other investments together increased $220.4 million in the same period. Discount accretion income on acquired loans decreased in 2018 totaling $33.6 million compared to $39.9 million for 2017.
Comparison of 2017 with 2016
The increase in interest income of $150.2 million, or 36%, for 2017 compared to 2016 was primarily a result of the growth in total loans and investments. The increase in 2017 was a result of both organic growth and the full year impact of the assets acquired from Wilshire compared to only a five month impact of assets acquired from Wilshire for 2016. Average total loans increased $2.52 billion in 2017 compared to 2016, and total investments increased $403.4 million in the same period. Discount accretion income on acquired loans increased in 2017 totaling $39.9 million compared to $25.1 million for 2016. Accretion income on loans acquired from Wilshire was recognized throughout the entire year in 2017, whereas in 2016, accretion income was recorded in only the last five months of the year subsequent to the acquisition in July 2016.
Interest Expense
Deposits
Interest expense on deposits was $135.0 million for 2018 compared to $74.9 million for 2017 and $48.1 million for 2016. The average cost of deposits was 1.16% for 2018, compared to 0.70% for 2017 and 0.58% for 2016. The average cost of interest bearing deposits was 1.57% for 2018, compared to 0.96% for 2017 and 0.80% for 2016.
Comparison of 2018 with 2017
The increase in interest expense on total deposits of $60.1 million, or 80%, for 2018 compared to 2017 was due to an increase in interest bearing deposit accounts, particularly an increase in time deposits accounts, in addition to an overall increase in rates offered in 2018. Federal funds rates were increased by 25 basis points by the Federal Open Market Committee (“FOMC”) in March 2018, June 2018, September 2018, and December 2018. As a result of the interest rate hikes in 2018, many of our deposits were priced higher and time deposits were renewed and opened at higher interest rates increasing our total cost of deposits for 2018. The average balance of noninterest bearing deposits accounted for 26% of total average deposits at December 31, 2018 compared to 27% at December 31, 2017. During 2018, we issued $217.5 million in convertible notes (carried at a discount) which also contributed to the increase in interest expense for 2018 compared to 2017. The convertible notes have a coupon rate of 2.00%, but the accretion of discount and capitalization of issuance costs contributes to the increase in cost of convertible notes.
Comparison of 2017 with 2016
The increase in interest expense on total deposits of $26.8 million, or 56%, for 2017, compared to 2016 was due to an increase in interest bearing liabilities in addition to an overall increase in rates offered in 2017. Federal funds rates was increased by the Federal Open Market Committee (“FOMC”) in June of 2017 and again in December of 2017. As of result of the 25 basis point increase in interest rates in June 2017, many of our deposits were priced higher and time deposits were renewed and opened at higher interest rates increasing our total cost of deposits for 2017. In addition, average deposits for 2017 included a full year of balances assumed from Wilshire while 2016 only reflected five months of assumed deposits in the average deposit balance. The average balance of noninterest bearing deposits accounted for 27% of total average deposits at December 31, 2017 compared to 27% at December 31, 2016.
FHLB Advances and Federal Funds Purchased
FHLB advances and federal funds purchased include borrowings from the FHLB and federal funds purchased. As part of our asset-liability management, we utilize FHLB advances to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.

Average FHLB advances and federal funds purchased were $870.1 million in 2018, compared to $787.1 million in 2017 and $619.6 million in 2016. Interest expense on FHLB advances was $15.1 million for 2018 compared to $10.7 million for 2017 and $7.6 million for 2016. The average cost of FHLB advances was 1.74% for 2018, compared to 1.36% for 2017 and 1.22% for 2016. The average cost of FHLB advances includes the amortization of premiums recorded on advances acquired from prior acquisitions. Total amortization FHLB premiums for 2018 was $1.4 million, compared to $1.6 million in 2017 and $973 thousand in 2016. During 2018, we repaid $465.0 million in FHLB advances with an average rate of 1.61% and borrowed $130.0 million in advances with an average rate of 2.39%.
We did not have federal funds purchased at December 31, 2018 and December 31, 2016. At December 31, 2017, we had $69.9 million in federal funds purchased included in average FHLB advances and federal funds purchased, which were all fully repaid during the first quarter of 2018.
Convertible Debt
During the second quarter of 2018, we issued $217.5 million in senior convertible notes. The carrying balance of our convertible notes are net of discount to be amortized and issuance costs to be capitalized. The cost of our convertible notes for 2018 was 4.65%. We had no convertible notes outstanding in 2017 or 2016. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. After the fifth year, the cost of the convertible notes will decline as the non-cash conversion discount will be fully amortized and the issuance costs will be fully capitalized leaving the coupon rate as the only remaining cost.
Other Borrowings
Other borrowings include subordinated debentures which bear interest at 3-month LIBOR plus a designated spread. With the acquisition of Wilshire, we assumed four subordinated debentures at a fair value of $56.9 million. There were no other changes in our balance of subordinated debentures during 2017 or 2018, aside for the increases related to the discount accretion on subordinated debentures acquired from previous acquisitions. The average rate on other borrowing increased to 6.44% for 2018 compared to 5.24% for 2017 and 4.49% for 2016. The increase in cost of other borrowings in 2017 and 2018 was due to the increase in the 3-month LIBOR rate.
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
Comparison of 2018 with 2017
The provision for loan losses was $14.9 million for 2018, a decrease of $2.5 million, or 14%, from $17.4 million for 2017. The decrease in provision for loan losses for 2018 compared to 2017 was largely due the reduction in net charge-offs for 2018 compared to 2017. The allowance for loan losses requirement increased only slightly in 2018 to 0.77% of total loans compared to 0.76% of total loans for 2017. The reduction in net charge-offs for 2018 resulted in a reduction in reduction in provision for loans losses required to replenish the allowance for loan losses for the year. Net charge offs totaled $6.9 million for 2018 compared to $12.2 million for 2017.
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

Noninterest Income
Noninterest income is primarily comprised of service charges on deposit accounts, net gains on sales of SBA and residential mortgage loans, and other fees and income. Noninterest income was $60.2 million for 2018 compared to $66.4 million for 2017 and $51.8 million for 2016.
Comparison of 2018 with 2017
The decrease in noninterest income for 2018 over 2017 primarily reflected decreases in service charges on deposit accounts, loan servicing fees, and net gain on sales of SBA and other loans.
Service charges on deposits decreased $2.1 million, or 10%, to $18.6 million due mostly to a decrease of $1.2 million in non-sufficient funds collected from business and personal accounts and a decrease of $758 thousand in analysis fees charged on demand deposits accounts.
Loan servicing fees decreased by $737 thousand, or 13.6%, to $4.7 million in 2018 compared to $5.4 million in 2017. The decrease in loan servicing fees in 2018 was primarily a result of an increase in payoffs of loans we service. When loans that we service are paid off, the remaining unamortized servicing asset originally recorded is charged against servicing fees reducing our overall fee income.
Net gains on sales of SBA loans decreased by $3.1 million, or 24%, to $9.7 million in 2018 from $12.8 million in 2017. The volume of sales of SBA loans and the net gains recorded from the sales largely depends on the production of SBA loans which decreased during in 2018. During the fourth quarter of 2018, we made the decision discontinue the practice of regularly selling the guaranteed portion of SBA loans on the secondary market and to retain these loans on our balance sheet due to the decline in premiums offered in the secondary market for the guaranteed portions SBA loans. SBA loans sold totaled $159.8 million in 2018 compared to $177.4 million in 2017.
Other income and fees increased by $625 thousand, or 4.2%, to $15.4 million in 2018 from $14.8 million in 2017. Other income and fees are comprised of loan recoveries on pre-merger charged-off loans, fair value changes of equity investments, swap fee income, gain/losses on sale of fixed assets, income from bank owned life insurance, and miscellaneous income. The increase in 2018 was largely due to an increase in the fair value of equity investments and recoveries on pre-merger charged off loans, offset by a decline in swap fee income, gain on sale of fixed assets, and miscellaneous income.
Comparison of 2017 with 2016
The increase in noninterest income for 2017 over 2016 primarily reflected increases in service charges on deposit accounts, loan servicing fees, net gain on sales of SBA loans, and other income and fees. These increases were largely due to the increase in operations from the acquisition of Wilshire.
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
Loan servicing fees increased by $1.9 million, or 54%, to $5.4 million in 2017 compared to $3.5 million in 2016. The increase in loan servicing fees in 2017 was primarily a result of an increase in sales of residential loans and SBA loans in 2016 and 2017. We earn servicing fees on loans we continue to service subsequent to the sales of the loans. As more loans continue to be sold, our servicing fees continue to increase until the loans are paid off.
Net gains on sales of SBA loans increased by $4.0 million, or 46%, to $12.8 million in 2017 from $8.8 million in 2016. The volume of sales of SBA loans and the net gains recorded from the sales are primarily driven by the production of SBA loans which increased during in 2017. SBA loans sold totaled $177.4 million in 2017 compared to $116.1 million in 2016. The increase in SBA loans sold in 2017 was due to the full year operations of the combined bank after the acquisition of Wilshire, while 2016 represented only five months of combined operations.
Other income and fees increased by $3.1 million, or 27% in 2017 compared to 2016. Loan recoveries on pre-merger charged-off loans and miscellaneous income increased $1.2 million in 2017 and gains on sale of fixed assets increased by $1.0 million in 2017 compared to the previous year mostly due to the sale of a building and associated land at the end of 2017.

A breakdown of noninterest income by category is shown below:

	Year Ended December 31, 2018	Increase (Decrease)		Year Ended December 31, 2017	Increase (Decrease)		Year Ended December 31, 2016
(Dollars in thousands)		Amount	%		Amount	%
Service fees on deposit accounts	$18,551	$(2,068)	(10)%	$20,619	$4,655	29%	$15,964
International service fees	4,371	(123)	(3)%	4,494	801	22%	3,693
Loan servicing fees, net	4,696	(737)	(14)%	5,433	1,914	54%	3,519
Wire transfer fees	4,934	(123)	(2)%	5,057	731	17%	4,326
Net gains on sales of SBA loans	9,708	(3,066)	(24)%	12,774	4,024	46%	8,750
Net gains on sales of other loans	2,485	(442)	(15)%	2,927	7	—%	2,920
Net gains on sales or called securities available for sale	—	(301)	(100)%	301	(649)	(68)%	950
Other income and fees	15,435	625	4%	14,810	3,113	27%	11,697
Total noninterest income	$60,180	$(6,235)	(9)%	$66,415	$14,596	28%	$51,819
Noninterest Expense
Noninterest expense is primarily comprised of salaries and benefit expense, occupancy expense, furniture and equipment expense, advertising expenses, data processing and communications expenses, professional fees, investment in affordable housing partnership expenses, and other expenses. Noninterest expense was $277.7 million for 2018, compared to $266.6 million for 2017 and $215.0 million for 2016. The increases in noninterest expenses were $11.1 million, or 4%, for 2018 compared to 2017, and $51.6 million, or 24%, for 2017 compared to 2016. Noninterest expense as a percentage of average assets for 2018 was 1.88% compared to 1.95% for 2017 and 2.08% for 2016.
Comparison of 2018 with 2017
The increase in noninterest expense for 2018 over 2017 was due mostly to increases in salaries and employee benefits, occupancy expenses, data processing expenses, professional fees, Federal Deposit Insurance Corporation (“FDIC”) assessment expenses, credit related expenses, and branch restructuring costs, partially offset by a decline in investment in affordable housing partnership expenses, OREO expenses, merger and integration expenses, and other expenses.
Salaries and employee benefits totaled $153.5 million for 2018, an increase of $8.9 million, or 6%, compared to $144.7 million for 2017. The increase was comprised of a $10.1 million increase in employee salary expenses and a decrease of $1.2 million in employee benefits. These increases reflect increases in the number of full-time equivalent employees to 1,494 at December 31, 2018, from 1,470 at December 31, 2017, as well as an increase in commission and other types of compensation. During the third quarter of 2018, we restructured our incentive compensation plans, which lowered our bonus accruals for the second half of 2018, offsetting a portion of the salaries and benefits increase due to the rise in employees. In order to improve our deposit mix, our incentive compensation plan was restructured so that a more significant portion of the incentive compensation is now tied to core deposit gathering.
Occupancy expense increased $1.8 million, or 6%, to $30.4 million for 2018 compared to $28.6 million for 2017. The increase in occupancy expense was due mostly to an increase in lease expenses as a result of annual rent escalations for 2018.
Data processing and communications expenses increased $2.1 million, or 17%, to $14.2 million for 2018 compared to $12.2 million for 2017. The increase in deposit and loan accounts in 2018 compared to 2017, led to an increase in the total number of deposit and loan transactions which resulted in higher data processing expenses paid for 2018 compared to 2017. During the fourth quarter of 2018, we renegotiated our contract with our core banking platform provider, whose fees make up a significant portion of our data processing and communications expenses. As a result of the newly negotiated contract, our fees related to the use of the third party core banking system will be reduced in future periods.
Professional fees increased $1.3 million, or 9%, to $16.3 million for 2018 compared to $15.0 million for 2017. Compliance requirements as a result of exceeding $10 billion in total assets has resulted in additional spending to improve upon our infrastructure in fields related to IT, accounting, compliance, and risk management. For 2018, management chose to deploy a portion of the savings in tax provision that resulted from the reduction in the corporate tax rate to improve certain key areas with the assistance of third party consultants. Professional fees for 2018 also included fees paid to third parties for assistance with the upcoming implementation of the new accounting standard for current expected credit loss and implementation of the new lease accounting standard.

Investments in affordable housing partnership expenses decreased $1.8 million, or 13%, to $12.1 million for 2018 compared to $13.9 million for 2017. In 2017, we recorded an impairment of $3.3 million on our investments in affordable housing partnerships after an analysis of the individual investment carrying values compared to their expected future tax benefits. We did not record an impairment on our investments in affordable housing partnerships in 2018 which resulted in a decline in investments in affordable housing partnership expenses. We make investments in affordable housing partnerships and receive Community Reinvestment Act credit and tax credits which reduces our overall tax provision expense. Investments in affordable housing partnership expenses that are not impairment related are based on the performance of the underlying investment. We receive updated financial information for our affordable housing partnerships investments and record losses based on the performance of the investment. These losses will eventually be offset by tax credits which reduce our tax provision expense. Investments in affordable housing partnerships increased from $81.0 million at December 31, 2017 to $92.0 million at December 31, 2018.
FDIC assessment expenses increased $1.4 million, or 27%, to $6.6 million for 2018 compared to $5.2 million for 2017. The FDIC assessment premium utilizes an initial base assessment rate which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based on our regulatory rating and certain financial measures. The increase in consolidated assets resulted in additional FDIC assessment premiums paid in 2018 compared to 2017. During the fourth quarter, the FDIC reached the minimum reserve ratio of 1.35% and announced it would no longer assess the large institution surcharge (surcharge on institution in excess of $10 billion in consolidated assets). As a result, we experienced a small decline in our FDIC assessment expense for the fourth quarter of 2018.
Credit related expenses increased $2.3 million, or 392%, to $2.9 million for 2018 compared to $582 thousand for 2017. Credit related expenses increased in 2018 compared to 2017 largely due to a decrease in provision reversals for off balance sheet unfunded commitments. For 2018, credit for off balance sheet unfunded commitments totaled $100 thousand compared to a credit off balance sheet unfunded commitments of $2.4 million for 2017. Reserves for off balance sheet unfunded commitments at December 31, 2018 totaled $736 thousand compared to $836 thousand at December 31, 2017.
OREO expenses decreased $2.9 million, or 94%, to $187 thousand in 2018 compared to $3.1 million in 2017. The decrease in OREO expense in 2018 was due to a reduction in OREO valuation expenses and a reduction in expenses related to the maintenance of OREO during the year. With the reduction in OREO balance, the related expenses have declined. The total balance of OREO at December 31, 2018 was $7.8 million compared to $10.8 million at December 31, 2017.
In December 2018, we incurred a restructuring charge of $1.7 million, related to our branch rationalization plan which was announced in December 2018. The branch rationalization plan is still subject to regulatory non-objection and is expected to be implemented by the second quarter of 2019. The branch rationalization plan will impact six of our branch offices across the country. With the consolidation of these branches, we project approximately $1.9 million in pretax cost savings on an annual basis. The $1.7 million in restructuring costs consisted of $229 thousand in salaries and benefit expenses, $957 thousand in occupancy expense, and $488 thousand in other various expenditures. There were no branch restructuring costs for 2017.
In 2018 we recorded a $7 thousand reversal to merger and integration expenses resulting in a decrease $1.8 million to total merger and integration expenses for 2018 compared to 2017. Merger and integration expenses for 2017 consisted of remaining expenses related to the merger with Wilshire and expenses for the terminated merger with U & I Financial Corp.
Other expenses decreased $1.1 million, or 7%, to $15.6 million in 2018 compared to $16.8 million in 2017. The decrease in other expenses was due to the decline in various other expenses in 2018 compared to the previous year.
Comparison of 2017 with 2016
The increase in noninterest expense for 2017 over 2016 was due mostly to increases in salaries and employee benefits, occupancy expenses, furniture and equipment, advertising and marketing, professional fees, and investment in affordable housing partnership expenses partially offset by a decline in merger and integration expenses and credit related expenses. Most noninterest expense line items aside from merger and integration expenses and credit related expense increased in 2017 compared to 2016 as expenses for 2017 represented a full year of combined operations after the merger with Wilshire, while 2016 represented only five months of combined operations and related expenditures.
Salaries and employee benefits totaled $144.7 million for 2017, an increase of $36.7 million, or 34%, compared to $107.9 million for 2016. The increase was comprised of a $28.2 million increase in employee salary expenses and an increase of $8.5 million in employee benefits. These increases primarily reflect increases in the number of full-time equivalent employees to 1,470 at December 31, 2017, from 1,372 as of December 31, 2016. The increase in salaries and employee benefits was due to an increase in full-time employees and because 2017 reflected a full year of combined expenses including staff acquired from Wilshire while 2016 reflected salary and benefit expenses for only the last five months of combined operations.

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
Furniture and equipment expenses increased $2.9 million, or 25%, to $14.6 million for 2017 compared to $11.7 million for 2016. The increase in these expenses in 2017 compared to the previous year was due to the full year of combined furniture and equipment expenses after the merger with Wilshire compared to only five months of expenses after the merger with Wilshire in 2016.
Advertising and marketing expenses increased $3.0 million, or 40%, to $10.3 million for 2017 compared to $7.3 million in 2016. Advertising and marketing expenses for 2017 included $1.5 million in fees paid to sponsor the Ladies Professional Golf Association (“LPGA”) Bank of Hope Founders Cup event for the first time in March 2017. The remaining increase in 2017 was due to a full year of expenses for the combined entity after the merger with Wilshire compared to five months of combined expenses for 2016.
Professional fees increased $8.4 million, or 128%, to $15.0 million for 2017 compared to $6.6 million for 2016. The increase in professional fees for 2017 compared 2016 was due to an increase in predecessor external auditor fees as well as additional consulting costs associated with new compliance requirements as a result of exceeding $10 billion in total assets. We also had an increase in legal fees for 2017 compared 2016, due mostly to fees related to the proposed merger with U & I Financial Corp. which was terminated in September 2017.
Investments in affordable housing partnership expenses increased $9.8 million, or 238%, to $13.9 million for 2017 compared to $4.1 million in 2016. In 2017, we recorded an impairment of $3.3 million on our investments in affordable housing partnerships after an analysis of the individual investment carrying values compared to their expected future tax benefits. We also recorded an impairment of $1.6 million as a direct result of the Tax Act, which reduced the corporate tax rate to 21%. The impairment that resulted due to the tax reform, was recorded as an increase in tax provision expense. Investments in affordable housing partnerships increased from $70.1 million at December 31, 2016 to $81.0 million at December 31, 2017.
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
Merger and integration expenses decreased $15.1 million, or 89%, to $1.8 million for 2017 compared to $16.9 million for 2016. The decline in merger and integration expenses was due to a decline in expenses related to the merger with Wilshire. The bulk of merger and integration expenses for 2016 were for advisory and legal fees associated with the acquisition of Wilshire. With the merger completed in 2016, these expenses were greatly reduced in 2017. Merger and integration expense for 2017 mostly consisted of remaining expenses related to the merger with Wilshire but also included expenses for the now terminated merger with U & I Financial Corp.
Other expenses increased $2.0 million, or 13%, to $16.8 million in 2017 compared to $14.8 million in 2016. Amortization of core deposit intangible included in other expenses increased $1.0 million from $1.7 million in 2016 to $2.7 million in 2017. The increase in other expenses for 2017 was due to a full year of combined other expenses after the merger with Wilshire compared to only five months of combined expenses recorded for 2016.

A breakdown of noninterest expense by category is provided below:

	Year Ended December 31, 2018	Increase (Decrease)		Year Ended December 31, 2017	Increase (Decrease)		Year Ended December 31, 2016
(Dollars in thousands)		Amount	%		Amount	%
Salaries and employee benefits	$153,523	$8,854	6%	$144,669	$36,725	34%	$107,944
Occupancy	30,371	1,784	6%	28,587	4,013	16%	24,574
Furniture and equipment	14,902	259	2%	14,643	2,917	25%	11,726
Advertising and marketing	9,414	(867)	(8)%	10,281	2,961	40%	7,320
Data processing and communications	14,232	2,053	17%	12,179	776	7%	11,403
Professional fees	16,286	1,332	9%	14,954	8,398	128%	6,556
Investment in affordable housing partnerships expenses	12,066	(1,796)	(13)%	13,862	9,762	238%	4,100
FDIC assessments	6,572	1,399	27%	5,173	1,008	24%	4,165
Credit related expenses	2,863	2,281	392%	582	(2,372)	(80)%	2,954
OREO expense, net	187	(2,913)	(94)%	3,100	608	24%	2,492
Branch restructuring costs	1,674	1,674	100%	—	—	—%	—
Merger and integration expense	(7)	(1,788)	N/A	1,781	(15,133)	(89)%	16,914
Other	15,643	(1,147)	(7)%	16,790	1,963	13%	14,827
Total noninterest expense	$277,726	$11,125	4%	$266,601	$51,626	24%	$214,975
Income Tax Provision
The provision for income taxes for 2018 was $65.9 million, compared to $124.4 million in 2017 and $77.5 million in 2016. The effective income tax rate was 25.79% for 2018 compared to 47.15% for 2017 and 40.51% for 2016. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act which among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Act, our overall tax rate declined for 2018 compared to 2017. For 2017, we had to reassess our net deferred tax assets and investments in affordable housing partnerships at the lower tax rate. This resulted in additional tax provision expenses of $25.4 million for 2017 increasing the tax rate compared to 2016. See Note 11 of Notes to Consolidated Financial Statements for more detailed information on income taxes.

Financial Condition
Our total assets were $15.31 billion at December 31, 2018 compared to $14.21 billion at December 31, 2017, an increase of $1.10 billion, or 8% year over year. The increase in assets for 2018 compared to 2017 was principally due to the increase in loans from higher loan originations in 2018 as well as an increase in investment securities due to purchases throughout the year.
Loan Portfolio
We offer a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans, trade finance, and consumer loans. Gross loans receivable rose by $995.5 million to $12.10 billion at December 31, 2018 from $11.10 billion at December 31, 2017. The remaining discount on acquired loans at December 31, 2018 totaled $65.6 million compared to $85.5 million at December 31, 2017.
We experienced an increase in all loan types except for construction loans in 2018 compared to the previous year. The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and LIBOR rates and vary as the prime lending rate and LIBOR rates varies. Approximately 38% of our total loans were adjustable rate loans at December 31, 2018 compared to 43% at December 31, 2017. Commercial real estate loans as a percentage to total loans declined to 71% for 2018 compared to 76% for 2017 due to the increase in commercial and consumer loans which make up a larger percentage of our loan portfolio for 2018 compared to the previous year. The increase consumer loans for 2018 compared to 2017 was due to the increase in origination for 1-4 family residential loans.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) at the Bank level and certain capital notes and debentures issued by us, if any. As of December 31, 2018, our lending limit was approximately $341.2 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of approximately $568.6 million to one borrower as of December 31, 2018. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $150.8 million, of which the entire amount was performing and in good standing at December 31, 2018.
The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan portfolio composition:
Commercial real estate loans:
Residential	$51,197	—%	$49,774	—%	$57,884	1%	$33,797	—%	$21,415	—%
Commercial	8,395,327	69%	8,142,036	73%	7,842,573	75%	4,912,655	78%	4,324,349	78%
Construction	275,076	2%	316,412	3%	254,113	2%	123,030	2%	94,086	2%
Total commercial real estate loans	8,721,600	71%	8,508,222	76%	8,154,570	78%	5,069,482	80%	4,439,850	80%
Commercial business	2,127,630	18%	1,780,869	16%	1,832,021	17%	980,153	16%	903,621	16%
Trade finance	197,190	2%	166,664	2%	154,928	1%	99,163	2%	134,762	2%
Consumer and other	1,051,486	9%	647,102	6%	403,470	4%	102,573	2%	89,849	2%
Total loans outstanding	12,097,906	100%	11,102,857	100%	10,544,989	100%	6,251,371	100%	5,568,082	100%
Less: deferred loan costs (fees)	209		(282)		(1,657)		(3,030)		(2,890)
Gross loans receivable	12,098,115		11,102,575		10,543,332		6,248,341		5,565,192
Less: allowance for loan losses	(92,557)		(84,541)		(79,343)		(76,408)		(67,758)
Loans receivable, net	$12,005,558		$11,018,034		$10,463,989		$6,171,933		$5,497,434

Commercial Real Estate Loans
Our commercial real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Real estate loans secured by non-consumer residential real estate comprise less than 1% of the total loan portfolio (consumer residential mortgage loans are classified separately and included in consumer loans). Construction loans are also a small portion of the total real estate portfolio, comprising approximately 2% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $213.4 million or, 3%, to $8.72 billion at December 31, 2018 from $8.51 billion at December 31, 2017. Although commercial real estate originations declined slightly in 2018 compared to 2017, the decline in payoff and pay-downs resulted in a small increase in commercial real estate loans for 2018 compared to 2017.
Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, commercial SBA loans, equipment leasing loans, and warehouse lines of credit. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. Warehouse lines of credit are utilized by mortgage originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial business classification for warehouse lines of credit. During 2018, commercial business loans increased $346.8 million, or 19%, to $2.13 billion at December 31, 2018 from $1.78 billion at December 31, 2017. The increase in commercial business loans was due to an increase in commercial lines of credit and commercial term loans. Consumer loans comprise approximately 9% of the total loan portfolio. Most of our consumer loan portfolio, approximately 95%, consists of single-family mortgages, but also include automobile loans, home equity lines and loans, signature term loans and lines of credit, and credit card loans. Consumer loans increased $404.4 million, or 62%, to $1.05 billion at December 31, 2018 from $647.1 million at December 31, 2017. The increase in consumer loans was due primarily to the increase in originations of single-family mortgages in 2018.
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Commitments to extend credit	$1,712,032	$1,526,981	$1,592,221	$802,251	$586,714
Standby letters of credit	69,763	74,748	63,753	45,083	41,987
Other commercial letters of credit	65,822	74,147	52,125	36,256	37,439
Total	$1,847,617	$1,675,876	$1,708,099	$883,590	$666,140

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, accruing restructured loans, and OREO.
Loans are placed on nonaccrual status when they become 90 days or more past due, unless the loan is both well-secured and in the process of collection. Loans may be placed on nonaccrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. Loans are charged off when collection of the loan is determined to be unlikely. Loans are restructured when, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. OREO consists of real estate acquired by the Bank through foreclosure or similar means, including by deed from the owner in lieu of foreclosure, and is held for future sale.

Nonperforming assets were $113.0 million at December 31, 2018 compared to $125.2 million at December 31, 2017. Nonperforming assets at December 31, 2018 decreased from nonperforming assets at December 31, 2017 due to the decreases in accruing restructured loans and OREO which was partially offset by an increase in nonaccrual loans . The following table illustrates the composition of nonperforming assets and nonperforming loans by legacy loans (loans originated by us) and acquired loans (excluding PCI loans) as of the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans	$53,286	$46,775	$40,074	$40,801	$46,353
Loans past due 90 days or more and still accruing	1,529	407	305	375	361
Accruing restructured loans	50,410	67,250	48,874	47,984	57,128
Total nonperforming loans	105,225	114,432	89,253	89,160	103,842
Other real estate owned	7,754	10,787	21,990	21,035	21,938
Total nonperforming assets	$112,979	$125,219	$111,243	$110,195	$125,780

Nonaccrual loans:
Legacy Portfolio	$42,248	$28,235	$28,944	$28,469	$28,815
Acquired Portfolio	11,038	18,540	11,130	12,332	17,538
Total nonaccrual loans	$53,286	$46,775	$40,074	$40,801	$46,353

Nonperforming loans:
Legacy Portfolio	$75,859	$77,305	$74,890	$73,422	$83,609
Acquired Portfolio	29,366	37,127	14,363	15,738	20,233
Total nonperforming loans	$105,225	$114,432	$89,253	$89,160	$103,842

Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding as of December 31, 2018.

	December 31, 2018
	Loans Maturing
	Within One Year	After One to Five Years	After Five Years	Total Loans Outstanding
	(Dollars in thousands)
Real estate loans:
Residential	$9,163	$33,077	$8,957	$51,197
Commercial	687,026	3,542,013	4,166,288	8,395,327
Construction	239,559	35,517	—	275,076
Total real estate loans	935,748	3,610,607	4,175,245	8,721,600
Commercial business loans	991,328	587,999	548,303	2,127,630
Trade finance loans	188,460	8,730	—	197,190
Consumer loans	35,156	18,275	998,055	1,051,486
Total loans outstanding	$2,150,692	$4,225,611	$5,721,603	$12,097,906

Fixed interest rate*	$530,413	$2,937,063	$4,088,661	$7,556,137
Variable interest rate	1,620,279	1,288,548	1,632,942	4,541,769
Total loans outstanding	$2,150,692	$4,225,611	$5,721,603	$12,097,906
* Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods as of December 31, 2018.
Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Houston, Dallas, Chicago, and Seattle metropolitan areas. At December 31, 2018, loans from California represented 68.1% of the total loans outstanding and loans from New York and New Jersey represented 13.9%. The remaining 18.0% of total loans outstanding represented loans from other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the California market, most of our business activity is with customers located within Southern California (59.0%). Therefore, our exposure to credit risk is significantly affected by changes in the economy in the Southern California area. Within our commercial real estate loan portfolio, the largest industry concentrations are retail building (20.1%), hotel/motel (19.4%), gas station & car wash (11.2%), and industrial & warehouse (10.4%). Within our commercial and industrial loan portfolio, the largest industry concentrations are wholesalers (25.3%), manufacturing (13.9%), retail trade (13.6%), and services (8.2%).
Allowance for Loan Losses
The Bank has implemented a multi-faceted process to identify, manage, and mitigate the credit risks that are inherent in the loan portfolio. For new loans, each loan application package is fully analyzed by experienced reviewers and approvers. In accordance with current lending approval authority guidelines, a majority of loans are approved by the Management Loan Committee (“MLC”) and Directors Loan Committee (“DLC”). For existing loans, the Bank maintains a systematic loan review program, which includes internally conducted reviews and periodic reviews by external loan review consultants. Based on these reviews, loans are graded as to their overall credit quality, which is measured based on: payment capacity and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures, and with laws and regulations; adequacy and strength of repayment sources including borrower or collateral generated cash flow; payment performance; and liquidation value of the collateral. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower.
When principal or interest on a loan is 90 days or more past due, a loan is generally placed on nonaccrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered a loss in whole or in part when (1) it appears that loss exposure on the loan exceeds the collateral value for the loan, (2) servicing of the unsecured portion has been discontinued, or (3) collection is not anticipated due to the borrower’s financial condition and general economic conditions in the borrower’s industry. Any loan or portion of a loan judged by management to be uncollectible is charged against the allowance for loan losses, while any recoveries are credited to the allowance.

The allowance for loan losses was $92.6 million at December 31, 2018, compared to $84.5 million at December 31, 2017. We recorded provisions for loan losses of $14.9 million in 2018 compared to $17.4 million in 2017, and $9.0 million in 2016. During 2018, we charged off $10.9 million in loans outstanding and recovered $4.0 million in loans previously charged off. Total Criticized Loans, or loan rated special mention, substandard, doubtful, or loss at December 31, 2018 totaled $481.4 million compared to $568.5 million at December 31, 2017. The allowance for loan losses was 0.77% of gross loans at December 31, 2018 compared to 0.76% at December 31, 2017. In addition to allowance for loan losses, we had $736 thousand in allowances for unfunded loan commitments as of December 31, 2018, compared to $836 thousand as of December 31, 2017.
For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and incurred losses. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. We further segregate these stratifications between loans accounted for under the amortized cost method (referred to as “Legacy Loans”) and loans previously acquired (referred to as “Acquired Loans”), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses. See “Financial Condition—Allowance for Loan Losses Methodology” for a detailed description of our loan loss methodology.
Impaired loans as defined by ASC 310-10-35, totaled $104.0 million and $114.3 million, as of December 31, 2018 and December 31, 2017, respectively, with specific allowances of $4.8 million and $5.3 million, respectively. The MLC, DLC, and the Management ALLL Committee of the Bank all review the adequacy of the allowance for loan losses on at least a quarterly basis and more frequently as needed. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, we believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2018. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.
The following table presents total nonaccrual and delinquent loans (loans past due 30 to 89 days) as of the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Real estate—Residential	$—	$—	$679	$—	$—
Real estate—Commercial	38,260	33,838	37,649	28,085	34,051
Real estate—Construction	—	1,300	2,813	1,369	1,521
Commercial business	21,187	25,546	13,076	15,893	12,875
Trade finance	2,697	—	2,556	1,731	3,194
Consumer and other	18,235	10,451	1,643	2,087	1,211
Total Nonaccrual and Delinquent Loans	$80,379	$71,135	$58,416	$49,165	$52,852
Nonaccrual loans included above	$53,286	$46,775	$40,074	$40,801	$46,353
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

•
Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Doubtful/Loss: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans assigned a risk rating of Special Mention, Substandard, Doubtful, or Loss are referred to as Criticized Loans and loans assigned a risk rating of Substandard, Doubtful, or Loss are separately referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Special Mention	$163,089	$214,891	$243,656	$104,186	$122,335
Substandard	317,915	353,222	311,106	201,362	221,875
Doubtful/Loss	412	362	1,949	2,214	2,187
Total Criticized Loans	$481,416	$568,475	$556,711	$307,762	$346,397
The following table shows the provision for loan losses, the amount of loans charged off, and recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding as well as other pertinent ratios as of the dates and for the years indicated:

	At or For The Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale (net of deferred fees)	$11,547,022	$10,642,349	$8,121,897	$5,846,658	$5,355,243
Total loans receivables, excluding loans held for sale (net of deferred fees)	12,098,115	11,102,575	10,543,332	6,248,341	5,565,192
ALLOWANCE:
Balance—beginning of year	84,541	79,343	76,408	67,758	67,320
Loans charged off:
Commercial real estate	6,726	3,142	910	741	2,726
Commercial business and trade finance	2,891	13,300	7,293	3,530	14,933
Consumer and other loans	1,258	968	757	641	100
Total loans charged off	10,875	17,410	8,960	4,912	17,759
Less recoveries:
Commercial real estate	1,028	212	1,187	1,947	963
Commercial business and trade finance	2,892	4,996	1,614	3,011	4,366
Consumer and other loans	71	40	94	604	230
Total loan recoveries	3,991	5,248	2,895	5,562	5,559
Net loans charged off (recovered)	6,884	12,162	6,065	(650)	12,200
Provision for loan losses	14,900	17,360	9,000	8,000	12,638
Balance—end of year	$92,557	$84,541	$79,343	$76,408	$67,758

RATIOS:
Net loan charge-offs (recoveries) to average loans	0.06%	0.11%	0.07%	(0.01)%	0.23%
Allowance for loan losses to total loans receivable	0.77%	0.76%	0.75%	1.22%	1.22%
Net loan charge-offs (recoveries) to allowance for loan losses	7.44%	14.39%	7.64%	(0.85)%	18.01%
Net loan charge-offs (recoveries) to provision for loan losses	46.20%	70.06%	67.39%	(8.13)%	96.53%
Allowance for loan losses to nonperforming loans	87.96%	73.88%	88.90%	85.70%	65.25%

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
The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate—residential	$112	—%	$88	—%	$209	1%	$230	—%	$146	—%
Real estate—commercial	55,890	69%	57,664	73%	49,917	75%	54,505	78%	46,535	78%
Real estate—construction	765	2%	930	3%	1,621	2%	917	2%	667	2%
Commercial business	27,765	18%	20,755	16%	23,547	17%	16,547	16%	16,471	16%
Trade finance	719	2%	1,716	2%	1,897	1%	3,592	2%	3,456	2%
Consumer and other	7,306	9%	3,388	6%	2,152	4%	617	2%	483	2%
Total	$92,557	100%	$84,541	100%	$79,343	100%	$76,408	100%	$67,758	100%
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
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). For non- impaired loans, including loans acquired without credit deterioration, the allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for a specified period determined by management and then weighted to give more weight to the most recent periods. That loss experience is then applied to the stratified portfolio at the end of each quarter. As of December 31, 2018, we utilized nineteen non-homogeneous loan pools in the quantitative analysis process. The non-impaired commercial real estate loan portfolio was stratified into fourteen different loan pools based on property types and the non-impaired commercial and industrial loan portfolio was stratified into five different loan pools based on loan type in order to allocate historic loss experience to more granular loan pools.
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
Impaired loans at December 31, 2018 were $104.0 million, a net decrease of $10.3 million from $114.3 million at December 31, 2017. This net decrease in impaired loans is due primarily to payoffs and charge-offs of impaired loans in 2018.
Investment Security Portfolio
The main objectives of our investment strategy are to provide sources of liquidity while managing our interest rate risk and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits, and federal funds sold in compliance with various restrictions in the policy. All of our investment securities are classified as available for sale. The securities for which we have the ability and intent to hold to maturity may be classified as held to maturity securities. However, we do not currently maintain a held-for-maturity or trading portfolio.

Our available for sale securities totaled $1.85 billion at December 31, 2018, compared to $1.72 billion at December 31, 2017. We had no securities that were categorized as held to maturity at December 31, 2018 or 2017. We had securities that were called or paid down totaling $221.6 million and purchased $393.6 million in securities during the year. At December 31, 2018, we had a carrying balance of $354.6 million in securities that were pledged to secure public deposits, or for other purposes required or permitted by law. $336.8 million in securities were pledged in the State of California time deposit program, $6.8 million was pledged at the United State Department of Justice, and $11.1 million were pledged for other public deposits. At December 31, 2017, we had $22.0 million in mutual funds that were categorized as available for sale securities that were subsequently reclassified as equity investments in accordance with the adoption of ASU 2016-01 on January 1, 2018.
Our investment portfolio consists of government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), corporate securities, and municipal securities.
Our available for sale securities portfolio is primarily invested in residential CMOs and residential and commercial MBS, which combined to represent 96% and 94% of our total available for sale portfolio as of December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments. All of our corporate and municipal securities at December 31, 2018 were rated as investment grade.
The following table presents the amortized cost, estimated fair value, and net unrealized gain and losses on our investment securities as of the dates indicated:

	December 31,
	2018			2017
	Amortized Cost	Estimated Fair Value	Net Unrealized Loss	Amortized Cost	Estimated Fair Value	Net Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	$914,710	$895,122	$(19,588)	$856,193	$838,709	$(17,484)
MBS:
Residential	415,659	402,605	(13,054)	477,676	471,214	(6,462)
Commercial	481,081	469,126	(11,955)	308,046	301,365	(6,681)
Corporate securities	5,000	3,826	(1,174)	4,997	4,475	(522)
Municipal securities	77,168	75,586	(1,582)	82,542	82,537	(5)
Total debt securities	$1,893,618	$1,846,265	$(47,353)	$1,729,454	$1,698,300	$(31,154)
Mutual funds*	—	—	—	22,425	21,957	(468)
Total	$1,893,618	$1,846,265	$(47,353)	$1,751,879	$1,720,257	$(31,622)
* Mutual funds were reclassified as equity investments in accordance with ASU 2016-01 on January 1, 2018.

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non-tax equivalent) at December 31, 2018:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
CMOs*	$—	—%	$2,354	1.49%	$5,383	1.82%	$887,385	2.59%	$895,122	2.59%
MBS:
Residential*	—	—%	5,388	1.71%	66,286	1.88%	330,931	2.56%	402,605	2.43%
Commercial*	—	—%	7,251	1.88%	310,609	3.11%	151,266	2.48%	469,126	2.89%
Corporate Securities	—	—%	—	—%	—	—%	3,826	3.61%	3,826	3.61%
Municipal Securities	761	4.07%	17,669	2.28%	27,901	2.19%	29,255	2.90%	75,586	2.50%
Total	$761	4.07%	$32,662	2.04%	$410,179	2.83%	$1,402,663	2.58%	$1,846,265	2.63%
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018:

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
CMOs*	1	$8,041	$(28)	93	$700,095	$(21,101)	94	$708,136	$(21,129)
MBS:
Residential*	4	19,973	(37)	45	363,334	(13,064)	49	383,307	(13,101)
Commercial*	3	38,494	(218)	27	312,428	(12,761)	30	350,922	(12,979)
Corporate securities	—	—	—	1	3,826	(1,174)	1	3,826	(1,174)
Municipal securities	13	5,528	(83)	32	42,444	(1,897)	45	47,972	(1,980)
Total	21	$72,036	$(366)	198	$1,422,127	$(49,997)	219	$1,494,163	$(50,363)
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
We consider the losses on our investments in an unrealized loss position at December 31, 2018 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. The increase in the net unrealized loss position can be attributed to the change in Treasury yields due to the increases in interest rates at December 31, 2018 compared to rates at December 31, 2017.
Equity Investments
On January 1, 2018, we adopted ASU 2016-01 and reclassified $22.0 million in mutual funds classified as available for sale and other investments to equity investments. As of December 31, 2018, equity investments totaled $49.8 million. Equity investments as of December 31, 2018 included $23.4 million in equity investments with readily determinable fair values and $26.4 million in equity investments without readily determinable fair values.
Equity investments with readily determinable fair values at December 31, 2018 consisted of mutual funds totaling $21.5 million and $1.9 million in equity stock. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
Equity investments without readily determinable fair values at December 31, 2018 included $25.1 million in Community Reinvestment Act investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for these investments during year ended December 31, 2018.
Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $12.16 billion at December 31, 2018 from $10.85 billion at December 31, 2017.
The increase in deposits during 2018 was primarily due to an increase in time deposits partially offset by a decline in money market and NOW accounts. At December 31, 2018, we had $1.57 billion in brokered time deposits, money market, and interest checking accounts and $300.0 million in California State Treasurer deposits compared to $797.1 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2017. The brokered deposits represented approximately 12.9% of our total deposits as of December 31, 2018 compared to 7.3% as of December 31, 2017. The California State Treasurer deposits have up to three and six months maturities with a weighted average interest rate of 2.34% and 1.37% at December 31, 2018 and December 31, 2017, respectively.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated:

	December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$3,022,633	25%	$2,998,734	27%	$2,900,241	27%
Demand, interest bearing	3,036,653	25%	3,332,703	31%	3,401,446	32%
Savings	225,746	2%	240,509	2%	301,906	3%
Time deposit of more than $250,000	1,773,430	14%	1,279,108	12%	1,077,024	10%
Other time deposits	4,097,194	34%	2,995,555	28%	2,961,418	28%
Total Deposits	$12,155,656	100%	$10,846,609	100%	$10,642,035	100%

The following table presents the maturity schedules of our time deposits, for the years indicated:

	December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$1,626,890	28%	$857,761	20%	$1,006,581	25%
Over three months through six months	1,165,674	20%	1,075,202	25%	719,986	18%
Over six months through twelve months	2,390,715	41%	1,923,003	45%	1,761,056	43%
Over twelve months	687,345	11%	418,697	10%	550,819	14%
Total time deposits	$5,870,624	100%	$4,274,663	100%	$4,038,442	100%

The following table indicates the maturity schedules of our time deposits in amounts of more than $250,000 as of December 31, 2018:

	Amount	Percentage
	(Dollars in thousands)
Three months or less	$571,535	32%
Over three months through six months	332,352	19%
Over six months through twelve months	774,224	44%
Over twelve months	95,319	5%
Total	$1,773,430	100%

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
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. We did not have any federal funds purchased at December 31, 2018. At December 31, 2017, we had $69.9 million in overnight federal funds purchased at an average weighted rate of 1.79%.
FHLB Advances
We may borrow from the FHLB on a long term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2018 and 2017, FHLB advances totaled $821.3 million and $1.16 billion, respectively with average remaining maturities of 1.8 years and 2.0 years, respectively. The weighted average rate, net of fair value adjustments, for FHLB advances was 1.78% at December 31, 2018 compared to 1.63% at December 31, 2017. As of December 31, 2018, our remaining available FHLB borrowing capacity was $2.97 billion. See Note 9 of the Consolidated Financial Statements for more detailed information on FHLB advances.
Convertible Debt
During the second quarter of 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional investors under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the note. The carrying balance of convertible notes at December 31, 2018 was $194.5 million net of a $23.0 million discount, which represents the conversion option discount and issuance costs to be capitalized. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)

Subordinated Debentures
At December 31, 2018, nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
As of December 31, 2018 and 2017, the Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $101.9 million as of December 31, 2018, issued by us to the Trusts and the investment in Trusts’ common stock of $3.9 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the Trust Preferred Securities at December 31, 2018:

Trust Name	Issuance Date	Amount	Carry Value of Subordinated Debentures	Maturity Date	Coupon Rate	Current Rate	Interest Distribution and Callable Date
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3 month LIBOR + 3.15%	5.94%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3 month LIBOR + 2.85%	5.29%	Every 7th of Jan, Apr, Jul and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3 month LIBOR + 2.95%	5.74%	Every 17th of Mar, Jun, Sep and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3 month LIBOR +1.65%	4.44%	Every 15th of Mar, Jun, Sep and Dec
Center Capital Trust I	12/30/2003	18,000	14,026	01/07/2034	3 month LIBOR +2.85%	5.29%	Every 7th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust II	03/17/2005	20,000	15,526	03/17/2035	3 month LIBOR +1.79%	4.58%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	10,948	09/15/2035	3 month LIBOR +1.40%	4.19%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	17,758	09/15/2037	3 month LIBOR +1.38%	4.17%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	14,803	06/30/2037	3 month LIBOR +1.62%	4.42%	Every 30th of Mar, Jun, Sep, and Dec
Total Trust		$126,000	$101,929
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
In conjunction with the acquisition of PIB, we assumed warrants (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. At the acquisition date, the warrants were canceled and converted into a warrant to purchase BBCN Bancorp which were converted to Hope Bancorp common stock. These warrants expired on December 12, 2018, ten years subsequent to the issuance date. As of December 31, 2018, there were no warrants outstanding to purchase our common stock.

Our total stockholders’ equity decreased $25.0 million, or 1.3%, to $1.90 billion at December 31, 2018 from $1.93 billion at December 31, 2017. The decline in our stockholders’ equity at December 31, 2018 compared to December 31, 2017 was largely due to the share repurchase transactions during the second half of 2018. On April 26, 2018 our board of directors approved a share repurchase program that authorized the use up to $100.0 million of the proceeds from the convertible notes offering to repurchase its common stock. The board of directors subsequently approved another share repurchase program on September 20, 2018 that authorized another $50.0 million in share repurchases. Altogether we repurchased $150.0 million in share during the second half of 2018 which was recorded as treasury stock reducing our overall stockholders’ equity at December 31, 2018 compared to December 31, 2017. The reduction in equity from the repurchased treasury stock was offset by net income earned in 2018 totaling $189.6 million less dividends paid on common stock of $71.6 million.
At December 31, 2018, our ratio of common equity to total assets was 12.43% compared to 13.57% at December 31, 2017, and our tangible common equity represented 9.61% of tangible assets at December 31, 2018, compared with 10.54% of tangible assets at December 31, 2017. Tangible common equity per share was $11.25 at December 31, 2018, compared with $10.68 at December 31, 2017. Tangible common equity to tangible assets and tangible common equity per share are non-GAAP financial measures that we believe provides investors with information that is useful in understanding our financial performance and position. The table below shows the reconciliation of GAAP to non-GAAP financial measures for tangible common equity to tangible assets and tangible common equity per share.

	At December 31,
	2018	2017
	(Dollars in thousands, except share data)
Total common stockholders’ equity	$1,903,211	$1,928,255
Less: Goodwill and core deposit intangible assets, net	(478,511)	(480,973)
Tangible common equity	$1,424,700	$1,447,282

Total assets	$15,305,952	$14,206,717
Less: Goodwill and core deposit intangible assets, net	(478,511)	(480,973)
Tangible assets	$14,827,441	$13,725,744

Common shares outstanding	126,639,912	135,511,891

Tangible common equity ratio (Tangible common equity / tangible assets)	9.61%	10.54%
Common tangible equity per share (Tangible common equity / common shares outstanding)	$11.25	$10.68

The following tables compare Hope Bancorp’s and the Bank’s actual capital ratios at December 31, 2018 to those required by our regulatory agencies to generally be deemed “adequately capitalized” for capital adequacy classification purposes:

	December 31, 2018
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,458,344	11.44%	$573,723	4.50%	$884,621	6.94%
Total capital (to risk-weighted assets)	$1,649,664	12.94%	$1,019,952	8.00%	$629,712	4.94%
Tier 1 capital (to risk-weighted assets)	$1,556,371	12.21%	$764,964	6.00%	$791,407	6.21%
Tier 1 capital (to average assets)	$1,556,371	10.55%	$590,176	4.00%	$966,195	6.55%

	December 31, 2018
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$1,737,092	13.63%	$573,699	4.50%	$1,163,393	9.13%
Total capital (to risk-weighted assets)	$1,830,385	14.36%	$1,019,910	8.00%	$810,475	6.36%
Tier 1 capital (to risk-weighted assets)	$1,737,092	13.63%	$764,932	6.00%	$972,160	7.63%
Tier 1 capital (to average assets)	$1,737,092	11.76%	$590,639	4.00%	$1,146,453	7.76%
New capital rules require a capital conservation buffer of 2.50% above the three minimum risked-weighted capital ratios. In January 2016, the capital conservation buffer started to phase in at 0.625% and increases at annual increments of 0.625% until fully-phased in January 2019. At January 1, 2016, the capital conservation buffer stood at 0.625% and increased to 1.25% at January 1, 2017, and increased again to 1.875% on January 1, 2018, and will be fully phased-in on January 1, 2019 at 2.50%. Our capital ratios at December 31, 2018 and December 31, 2017 exceeded all of the regulatory minimums including the fully-phased in capital conservation buffer.
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
We manage our liquidity actively on a daily basis and it is reviewed periodically by our management-level Asset/Liability Management Committee (“ALM”) and the Board Asset Liability Committee (“ALCO”). This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance-sheet commitments. In general, our liquidity is managed daily by controlling the level of federal funds and the funds provided by cash flow from operations. To meet unexpected demands, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and other correspondent banks. The sale of investment securities and loans held for sale also serves as a source of funds.

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
Net cash inflows from operating activities totaled $219.9 million, $203.9 million, and $130.6 million during 2018, 2017 and 2016, respectively. Net cash inflows from operating activities for 2018 were primarily attributable to proceeds from sales of loans held for sale and net income partially offset by originations of held for sale loans.
Net cash outflows from investing activities totaled $1.15 billion, $767.3 million, and $463.4 million during 2018, 2017 and 2016, respectively. Net cash outflows for investing activities during 2018 were primarily from purchases of securities available for sale and the net change in loans receivable. These outflows were offset by proceeds received for securities available for sale that were paid down during the year.
Net cash inflows from financing activities totaled $895.1 million, $618.1 million, and $471.7 million during 2018, 2017 and 2016, respectively. Net cash inflows from financing activities for 2018 was primarily attributable to an increase in deposits and proceeds from our convertible notes offering (net of issuance fees) offset by the repayment of FHLB advances, treasury stock repurchases, and dividends paid on common stock.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may purchase federal funds, borrow funds from the FHLB or the FRB’s Discount Window. As of December 31, 2018, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $3.81 billion, and we had $821.3 million in borrowings from the FHLB (including $1.3 million in premiums from acquired advances) and no borrowings outstanding from the FRB. The FHLB System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities available for sale that are not pledged. Our liquid assets consist of cash and cash equivalents, interest bearing cash deposits with other banks, liquid investment securities available for sale, and loan repayments within 30 days. Liquid assets totaled $1.83 billion and $1.73 billion at December 31, 2018 and 2017, respectively. Cash and cash equivalents totaled $459.6 million at December 31, 2018 compared to $492.0 million at December 31, 2017.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits, and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2018, our average gross loans to average deposits ratio was 99%, unchanged from 2017 and 2016.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2018, management was not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material or adverse effect on our liquidity position. As of December 31, 2018, we are not aware of any material commitments for capital expenditures in the foreseeable future.
Off-Balance- Sheet Activities and Contractual Obligations
The Bank routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected, in whole or in part, in the Consolidated Financial Statements. These activities are part of our normal course of business and include traditional off-balance-sheet credit-related financial instruments, interest rate swap contracts, operating leases, and interest commitments on our liabilities.
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
The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2018. Payments shown for time deposits, FHLB advances, convertible notes, and subordinated debenture include interest obligation to their respective repricing dates:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time deposits	$5,256,722	$674,188	$21,656	$146	$5,952,712
FHLB advances	358,880	342,249	147,812	—	848,941
Convertible notes	4,350	8,700	223,518	—	236,568
Subordinated debentures *	1,239	—	—	101,929	103,168
Operating lease obligations	14,968	25,098	13,752	19,338	73,156
Commitments to fund investments in affordable housing partnerships	31,743	11,468	1,062	2,234	46,507
Unused credit extensions	1,293,047	349,060	45,817	24,108	1,712,032
Standby letters of credit	66,342	3,421	—	—	69,763
Other commercial letters of credit	65,376	446	—	—	65,822
Total	$7,092,667	$1,414,630	$453,617	$147,755	$9,108,669
* Interest for variable rate subordinated debentures were calculated using interest rates at December 31, 2018.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing our net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling noninterest expense and enhancing noninterest income. We use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. We also perform periodic internal analyses to measure, evaluate and monitor market risk.
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
The fundamental objective of our ALM is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The ALM meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, our investment activities, and directs changes in the composition of our interest earning assets and interest bearing liabilities. The ALM reports at least quarterly to the ALCO. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.
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

The following table illustrates our combined asset and liability contractual repricing as of December 31, 2018:

	0 - 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets
Interest-bearing cash in other banks	$240,240	$—	$—	$—	$240,240
Interest-bearing deposits in other financial institutions	3,428	25,981	—	—	29,409
Securities available for sale	3,826	2,509	21,313	1,818,617	1,846,265
Equity investments	49,835	—	—	—	49,835
Loans outstanding(1)	4,796,552	699,344	5,790,778	836,360	12,123,034
FHLB stock	25,461	—	—	—	25,461
Total rate sensitive assets	$5,119,342	$727,834	$5,812,091	$2,654,977	$14,314,244
Rate Sensitive Liabilities
Money market and NOW	3,036,653	—	—	—	3,036,653
Savings deposits	138,940	34,417	52,386	3	225,746
Time deposits	1,626,890	3,556,389	687,201	144	5,870,624
FHLB advances	25,000	321,280	475,000	—	821,280
Convertible notes	—	—	194,543	—	194,543
Subordinated Debentures	101,929	—	—	—	101,929
Total rate sensitive liabilities	$4,929,412	$3,912,086	$1,409,130	$147	$10,250,775

Net Gap Position	$189,930	$(3,184,252)	$4,402,961	$2,654,830
Cumulative Gap Position	$189,930	$(2,994,322)	$1,408,639	$4,063,469
 ___________________

(1)	Includes nonaccrual loans of loans of $53.3 million and held for sale of $25.1 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2018, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table:

	December 31, 2018		December 31, 2017
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	4.50%	(4.30)%	2.18%	(4.42)%
+ 100 basis points	2.18%	(2.12)%	1.12%	(2.08)%
- 100 basis points	(3.24)%	1.14%	(2.22)%	1.00%
- 200 basis points	(7.17)%	0.92%	(8.56)%	0.60%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analysis, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2018.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of Hope Bancorp, together with the reports thereon of Crowe LLP and BDO USA, LLP begin on page F-1 of this Report and are incorporated herein by reference:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements for the Years Ended December 31, 2018, 2017 and 2016
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 23 “Quarterly Financial Data (unaudited)” in the Notes to the Consolidated Financial Statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2018.
b.     Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which our management has chosen to base on the framework set forth in the 2013 Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is supervised by our President and Chief Executive Officer and Chief Financial Officer, and is effected by the Company’s board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
With the participation of our President and Chief Executive Officer and our Chief Financial Officer, and under the direction of our audit committee, our management has conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2018 using the criteria set forth by COSO. Based on this assessment, our management believes that the Company’s system of internal control over financial reporting was effective as of December 31, 2018.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting which is included below in this section.

c.     Changes in Internal Control Over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-1 of this report.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Section 16(a) beneficial ownership reporting compliance, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2018.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2019 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2019 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2018.
The following table summarizes our equity compensation plans as of December 31, 2018:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	982,631	$15.41	1,111,396
Equity compensation plans not approved by security holders	—	—	—
Total	982,631	$15.41	1,111,396

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2019 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2018.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2019 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2018.

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

2.1
Agreement and Plan of Merger, dated as of December 7, 2015, between BBCN Bancorp, Inc. and Wilshire Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on December 7, 2015)

2.2
Agreement and Plan of Merger, dated as of January 23, 2017, by and between Hope Bancorp, Inc. and U & I Financial Corp. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on January 24, 2017)

3.1
Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, filed with the SEC on August 9, 2004)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Appendix B, filed with the SEC on November 9, 2005)

3.5
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007)

3.6
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 17, 2011 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, filed with the SEC on May 7, 2018)

3.7
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 30, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.6, filed with the SEC on March 1, 2013)

3.8	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on May 11, 2015)

3.9	Certificate of Amendment of Bylaws of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.2, filed with the SEC on August 1, 2016)

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

4.3
Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.4
Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 29, 2007)

4.5
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Center Financial’s Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 31, 2003, filed with the SEC on March 30, 2004)

4.6
Indenture, dated as of March 17, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.7
Indenture, dated as of September 15, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.9, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.8
Indenture, dated as of July 10, 2007, between Wilshire Bancorp, Inc. and LaSalle Bank National Association (incorporated herein by reference to Wilshire Bancorp’s Quarterly Report on Form 10-Q, Exhibit 4.12, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007)

4.9
Indenture, dated as of March 30, 2007 between Saehan Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.11, for the year ended December 31, 2013, filed with the SEC on March 14, 2014)

4.10
Indenture dated May 11, 2018, by and between Hope Bancorp, Inc. and U.S. Bank National Association (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on May 11, 2018)

10.1
Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 99.2, filed with the SEC on April 9, 2001)*

10.2
Nara Bank, N.A. Executive Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)*

10.3
Center Bank Executive Deferred Compensation Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2006, filed with the SEC on May 5, 2006)*

10.4
Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)*

10.5
BBCN Employees’ 401(K) & Profit Sharing Plan, as amended and restated December 1, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.16, filed with the SEC on March 1, 2013)*

10.6
Amended and Restated Employment Agreement, dated July 11, 2014, by and between BBCN Bancorp, Inc. and Kevin S. Kim (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on August 8, 2014)*

10.7	Amended and Restated BBCN Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on May 11, 2015)*

10.8
Tax Sharing Agreement among BBCN Bancorp, Inc., BBCN Bank, N.A., Nara Bancorp Capital Trust I, Nara Capital Trust III, Nara Statutory Trust IV, Nara Statutory Trust V, Nara Statutory Trust VI, and Center Capital Trust I (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.9, for the year ended December 31, 2015, filed with the SEC on March 4, 2016)*

Number	Description

10.9	BBCN Bancorp, Inc. 2016 BBCN Incentive Compensation Plan (incorporated herein by reference to the S-4 filed with the SEC on March 8, 2016)*

10.10	Bank of Hope 2017 Employee Stock Purchase Program (incorporated herein by reference to the 10-Q filed with the SEC on November 8, 2017)*

14.1	Director Code of Ethics and Business Conduct (incorporated herein by reference to the 10-K filed with the SEC on March 1, 2018)

14.2	Code of Ethics and Business Conduct (incorporated herein by reference to the 10-K filed with the SEC on March 1, 2018)

21.1	Subsidiaries of the Registrant

23.1	Consent of Crowe LLP

23.2	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________
* Management contract or compensatory plan or arrangement

Item 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2019

HOPE BANCORP, INC.
By:	/s/ KEVIN S. KIM
Kevin S. Kim
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ KEVIN S. KIM	President and Chief Executive Officer	March 1, 2019
	Kevin S. Kim	(Principal Executive Officer)

By:	/s/ ALEX KO	Executive Vice President & Chief Financial Officer	March 1, 2019
	Alex Ko	(Principal Financial and Accounting Officer)

By:	/s/ SCOTT YOON-SUK WHANG	Chairman	March 1, 2019
Scott Yoon-Suk Whang

By:	/s/ STEVEN S. KOH	Director	March 1, 2019
Steven S. Koh

By:	/s/ DONALD D. BYUN	Director	March 1, 2019
Donald D. Byun

By:	/s/ STEVEN J. DIDION	Director	March 1, 2019
Steven J. Didion

By:	/s/ JINHO DOO	Director	March 1, 2019
Jinho Doo

By:	/s/ DAISY HA	Director	March 1, 2019
Daisy Ha

By:	/s/ JIN CHUL JHUNG	Director	March 1, 2019
Jin Chul Jhung

By:	/s/ CHUNG HYUN LEE	Director	March 1, 2019
Chung Hyun Lee

By:	/s/ WILLIAM J. LEWIS	Director	March 1, 2019
William J. Lewis

By:	/s/ DAVID P. MALONE	Director	March 1, 2019
David P. Malone

By:	/s/ JOHN R. TAYLOR	Director	March 1, 2019
John R. Taylor

By:	/s/ DALE S. ZUEHLS	Director	March 1, 2019
Dale S. Zuehls

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Hope Bancorp, Inc.
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Hope Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2017.

Los Angeles, California
March 1, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Hope
Hope Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Hope Bancorp, Inc. and subsidiaries for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Hope Bancorp, Inc. and subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Los Angeles, California
May 17, 2017

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2018 AND 2017

	December 31,
	2018	2017
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$219,366	$185,527
Interest-bearing cash in other banks	240,240	306,473
Total cash and cash equivalents	459,606	492,000
Interest-bearing deposits in other financial institutions and other investments	29,409	53,366
Securities available for sale, at fair value	1,846,265	1,720,257
Equity investments	49,835	—
Loans held for sale, at the lower of cost or fair value	25,128	29,661
Loans receivable, net of allowance for loan losses of $92,557 and $84,541 at December 31, 2018 and December 31, 2017, respectively	12,005,558	11,018,034
Other real estate owned (“OREO”), net	7,754	10,787
Federal Home Loan Bank (“FHLB”) stock, at cost	25,461	29,776
Premises and equipment, net	53,794	56,714
Accrued interest receivable	32,225	29,979
Deferred tax assets, net	50,913	55,203
Customers’ liabilities on acceptances	2,281	1,691
Bank owned life insurance (“BOLI”)	75,219	74,915
Investments in affordable housing partnerships	92,040	81,009
Goodwill	464,450	464,450
Core deposit intangible assets, net	14,061	16,523
Servicing assets, net	23,132	24,710
Other assets	48,821	47,642
Total assets	$15,305,952	$14,206,717

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued) DECEMBER 31, 2018 AND 2017

	December 31,
	2018	2017
	(Dollars in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$3,022,633	$2,998,734
Interest bearing:
Money market and NOW accounts	3,036,653	3,332,703
Savings deposits	225,746	240,509
Time deposits	5,870,624	4,274,663
Total deposits	12,155,656	10,846,609
FHLB advances	821,280	1,157,693
Federal funds purchased	—	69,900
Convertible notes, net	194,543	—
Subordinated debentures	101,929	100,853
Accrued interest payable	31,374	15,961
Acceptances outstanding	2,281	1,691
Commitments to fund investments in affordable housing partnerships	46,507	38,467
Other liabilities	49,171	47,288
Total liabilities	13,402,741	12,278,462
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2018 and December 31, 2017; issued and outstanding 135,642,365 and 126,639,912 shares, respectively at December 31, 2018, and issued and outstanding 135,511,891 shares at December 31, 2017	136	136
Additional paid-in capital	1,423,405	1,405,014
Retained earnings	662,375	544,886
Treasury stock, at cost; 9,002,453 and 0 shares at December 31, 2018 and December 31, 2017, respectively	(150,000)	—
Accumulated other comprehensive loss, net	(32,705)	(21,781)
Total stockholders’ equity	1,903,211	1,928,255
Total liabilities and stockholders’ equity	$15,305,952	$14,206,717

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$594,103	$529,760	$392,127
Interest on securities	45,342	36,917	25,442
Interest on federal funds sold and other investments	10,727	5,427	4,365
Total interest income	650,172	572,104	421,934
INTEREST EXPENSE:
Interest on deposits	134,958	74,902	48,091
Interest on FHLB advances and federal funds purchased	15,127	10,706	7,560
Interest on other borrowings and convertible notes	12,160	5,116	2,928
Total interest expense	162,245	90,724	58,579
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	487,927	481,380	363,355
PROVISION FOR LOAN LOSSES	14,900	17,360	9,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	473,027	464,020	354,355
NONINTEREST INCOME:
Service fees on deposit accounts	18,551	20,619	15,964
International service fees	4,371	4,494	3,693
Loan servicing fees, net	4,696	5,433	3,519
Wire transfer fees	4,934	5,057	4,326
Net gains on sales of SBA loans	9,708	12,774	8,750
Net gains on sales of other loans	2,485	2,927	2,920
Net gains on sales or called securities available for sale	—	301	950
Other income and fees	15,435	14,810	11,697
Total noninterest income	60,180	66,415	51,819
NONINTEREST EXPENSE:
Salaries and employee benefits	153,523	144,669	107,944
Occupancy	30,371	28,587	24,574
Furniture and equipment	14,902	14,643	11,726
Advertising and marketing	9,414	10,281	7,320
Data processing and communication	14,232	12,179	11,403
Professional fees	16,286	14,954	6,556
Investments in affordable housing partnerships expenses	12,066	13,862	4,100
FDIC assessments	6,572	5,173	4,165
Credit related expenses	2,863	582	2,954
OREO expense, net	187	3,100	2,492
Branch restructuring costs	1,674	—	—
Merger and integration expense	(7)	1,781	16,914
Other	15,643	16,790	14,827
Total noninterest expense	277,726	266,601	214,975
INCOME BEFORE INCOME TAX PROVISION	255,481	263,834	191,199
INCOME TAX PROVISION	65,892	124,389	77,452
NET INCOME	$189,589	$139,445	$113,747
EARNINGS PER COMMON SHARE:
Basic	$1.44	$1.03	$1.10
Diluted	$1.44	$1.03	$1.10

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	For Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$189,589	$139,445	$113,747
Other comprehensive loss:
Change in unrealized net holding losses on securities	(16,201)	(5,796)	(21,273)
Reclassification adjustments for gains realized in net income	—	(301)	(950)
Tax effect	4,996	2,570	9,398
Other comprehensive loss, net of tax	(11,205)	(3,527)	(12,825)
Total comprehensive income	$178,384	$135,918	$100,922

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2016	79,566,356	$80	$541,596	$398,251	$—	$(1,832)	$938,095
Issuance of shares pursuant to various stock plans	179,997		1,171				1,171
Tax effects of stock plans			79				79
Stock-based compensation			1,391				1,391
Issuance of Hope stock options in exchange for Wilshire stock options			3,370				3,370
Issuance of share in exchange of Wilshire common stock	55,493,726	55	852,883				852,938
Cash dividends declared on common stock ($0.45 per share)				(42,493)			(42,493)
Comprehensive income:
Net income				113,747			113,747
Other comprehensive loss						(12,825)	(12,825)
BALANCE, DECEMBER 31, 2016	135,240,079	$135	$1,400,490	$469,505	$—	$(14,657)	$1,855,473
Issuance of shares pursuant to various stock plans	271,812	1	1,864				1,865
Stock-based compensation			2,660				2,660
Cash dividends declared on common stock ($0.50 per share)				(67,661)			(67,661)
Reclassification of stranded tax effects to retained earnings - ASU 2018-02				3,597		(3,597)	—
Comprehensive income:
Net income				139,445			139,445
Other comprehensive loss						(3,527)	(3,527)
BALANCE, DECEMBER 31, 2017	135,511,891	$136	$1,405,014	$544,886	$—	$(21,781)	$1,928,255
Reclassification of unrealized losses on equity investments to retained earnings - ASU 2016-01				(469)		281	(188)
Issuance of shares pursuant to various stock plans	130,474		469				469
Stock-based compensation			2,877				2,877
Cash dividends declared on common stock ($0.54 per share)				(71,631)			(71,631)
Comprehensive income:
Net income				189,589			189,589
Other comprehensive loss						(11,205)	(11,205)
Repurchase of treasury stock	(9,002,453)				(150,000)		(150,000)
Equity component of convertible notes, net of taxes			15,045				15,045
BALANCE, DECEMBER 31, 2018	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands, except share data)
CASH FLOWS FROM OPERATING ACTIVITIES (net of acquisition)
Net income	$189,589	$139,445	$113,747
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net amortization and depreciation	(2,128)	(14,903)	(1,569)
Stock-based compensation expense	3,659	3,161	2,967
Provision for loan losses	14,900	17,360	9,000
(Credit) provision for unfunded loan commitments	(100)	(2,358)	179
Valuation adjustment of premises held for sale	—	1,084	—
Valuation adjustment of OREO	415	2,041	2,228
Impairment of investments in affordable housing partnership	—	4,846	—
Net gains on sales of SBA and other loans	(12,193)	(15,701)	(11,670)
Earnings on BOLI	(304)	(1,219)	(1,438)
Net change in fair value of derivatives	21	78	443
Net (gains) losses on sale and disposal of premises and equipment	50	(868)	176
Net (gains) losses on sales of OREO	(408)	(79)	16
Net gains on sales or called securities available for sale	—	(301)	(950)
Net change in fair value of equity investments with readily determinable fair value	(1,449)	—	—
Losses on investments in affordable housing partnership	11,728	10,266	4,100
Net change in deferred income taxes	2,742	34,740	5,750
Proceeds from sales of loans held for sale	266,115	310,345	239,203
Originations of loans held for sale	(255,545)	(276,537)	(219,779)
Origination of servicing assets	(6,157)	(5,492)	(4,472)
Change in accrued interest receivable	(2,246)	(3,099)	(2,459)
Change in other assets	(6,138)	(1,987)	16,418
Change in accrued interest payable	15,413	5,098	2,247
Change in other liabilities	1,983	(1,999)	(23,532)
Net cash provided by operating activities	219,947	203,921	130,605
CASH FLOWS FROM INVESTING ACTIVITIES (net of acquisition)
Net cash received from acquisition - Wilshire Bancorp, Inc.	—	—	100,127
Purchase of interest bearing deposits in other financial institutions and other investments	(10,533)	(30,477)	(2,962)
Redemption of interest bearing deposits in other financial institutions and other investments	16,495	21,313	13,465
Purchase of securities available for sale	(393,584)	(572,528)	(553,336)
Proceeds from matured, called, or paid-down securities available for sale	221,595	264,730	238,605
Proceeds from sales of securities available for sale	—	128,791	217,079
Purchase of equity investments	(1,434)	—	—
Proceeds from sales of other loans	21,716	417	634
Net change in loans receivable	(983,720)	(564,536)	(487,961)
Proceeds from sales of OREO	6,667	14,802	17,390
Purchase of FHLB stock	—	(8,573)	(97)
Redemption of FHLB stock	4,315	761	13,636
Purchase of premises and equipment	(6,846)	(14,777)	(14,320)
Proceeds from sales and disposals of premises and equipment	45	5,084	—
Investments in affordable housing partnerships	(22,181)	(12,342)	(5,616)
Net cash used in investing activities	(1,147,465)	(767,335)	(463,356)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,309,048	209,477	494,549
Proceeds from FHLB advances	130,000	1,420,000	825,000
Repayment of FHLB advances and prepayment fees	(465,000)	(1,015,000)	(806,610)
Proceeds from federal funds purchased	—	69,900	—
Repayment of federal funds purchased	(69,900)	—	—
Proceeds from convertible notes, net of issuance fees	212,920	—	—
Purchase of treasury stock	(150,000)	—	—
Cash dividends paid on common stock	(71,631)	(67,661)	(42,493)
Issuance of additional stock pursuant to various stock plans	469	1,865	1,171
Tax effects of issuance of shares from various stock plans	—	—	79
Taxes paid in net settlement of restricted stock	(782)	(501)	—
Net cash provided by financing activities	895,124	618,080	471,696
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,394)	54,666	138,945
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	492,000	437,334	298,389
CASH AND CASH EQUIVALENTS, END OF PERIOD	$459,606	$492,000	$437,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$144,128	$91,081	$62,624
Income taxes paid	$57,862	$104,158	$65,726
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer of investments available for sale and other investments to equity investments	$46,952	$—	$—
Transfer from loans receivable to OREO	$3,340	$7,173	$5,646
Loans transferred to held for sale from loans receivable	$21,581	$429	$11,885
Loans transferred to loans receivable from held for sale	$10,073	$4,100	$9,163
Transfer from premises and equipment to premises held for sale	$—	$3,300	$—
Loans to facilitate sale of premises	$—	$1,350	$—
Loans to facilitate sale of OREO	$—	$2,300	$—
New commitments to fund affordable housing partnership investments	$30,097	$26,400	$1,327
Equity component of convertible notes, net of tax	$15,045	$—	$—
Assets acquired from Wilshire	$—	$—	$4,627,604
Liabilities assumed from Wilshire	$—	$—	$4,130,342
Common stock issued in consideration for Wilshire (in shares)	—	—	55,493,726

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations— Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis, previously known as BBCN Bancorp, Inc.), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank,” previously known as BBCN Bank). The Bank has branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, as well as loan production offices in Atlanta, Dallas, Denver, Portland, Seattle, Southern California, and Northern California. Hope Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. The Company specializes in core business banking products for small and medium-sized businesses, with an emphasis in commercial real estate and business lending, SBA lending, and international trade financing.
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
Cash Flows—Cash and cash equivalents include cash and due from banks, interest-earning deposits, and federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2018 and 2017. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased, deferred income taxes, and other assets and liabilities.
Interest-Bearing Deposits in Other Financial Institutions and Other Investments—Interest-bearing deposits in other financial institutions and other investments are comprised of the Company’s investments in certificates of deposits that have original maturities greater than 90 days. Other investments previously were comprised of the Company’s investment in funds to partially satisfy the Company’s requirements under the Community Reinvestment Act. These investments were reclassified as equity investments per ASU 2016-01 on January 1, 2018.
Securities—Securities are classified and accounted for as follows:

(i)
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2018 and 2017, the Company did not own securities in this category;

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Investments—On January 1, 2018, the Company adopted ASU 2016-01 and reclassified its mutual funds, equity stock, correspondent bank stock, Community Development Financial Institutions Fund (“CDFI”) investments, and Community Reinvestment Act (“CRA”) investments as equity investments. The Company’s mutual funds and equity stock are considered equity investments with readily determinable fair values and changes to fair value are recorded in other noninterest income. The Company’s investment in correspondent bank stock, CDFI investments, and CRA investments are equity investments without readily determinable fair values. Equity investments without readily determinable fair values are measured at cost, less impairment, and are adjusted for observable price changes which is recorded in noninterest income. As a result of the adoption of ASU 2016-01, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets to retained earnings.
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
Loans Held for Sale—Residential mortgage loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost and charged to earnings. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain control over the transferred assets through an agreement to repurchase them before their maturity.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company’s real estate loan portfolio is subject to certain risks, including: a decline in the economies of our primary markets, interest rate increases, a reduction in real estate values in our primary markets, increased competition in pricing and loan structure, and environmental risks, including natural disasters. Our commercial business and trade finance loan portfolio are subject to certain risks, including: a decline in the economy in our primary markets, interest rate increases, and deterioration of a borrower’s or guarantor’s financial capabilities. The Company’s consumer loan portfolio is subject to the same risk associated with the Company’s commercial business loan portfolio but also includes risk related to consumer bankruptcy laws which allow consumers to discharge certain debts.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (major, moderate, and minor), three negative (major, moderate, and minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to the Company’s historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of lending management and staff.

•	Changes in the trends of the volume and severity of past due loans, Classified Loans, nonaccrual loans, troubled debt restructurings and other loan modifications.

•	Changes in the quality of the Company’s loan review system and the degree of oversight by the Directors.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations.

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in the Company’s loan portfolio.
The Company also establishes specific loss allowances for loans where the Company has identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, the Company obtains a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal re-valuation of the collateral is performed by qualified personnel. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, the Company then recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
For commercial business loans, real estate loans and certain consumer loans, the Company bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral, less estimated costs to sell, if the loan is collateral dependent. The scope for evaluation of individual impairment includes all impaired loans greater than $500 thousand. The Company evaluates most loans of $500 thousand or less for impairment on a collective basis because these loans generally have smaller balances and are homogeneous in the underwriting of terms and conditions.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For PCI loans, the excess of the contractual balances due over the cash flows expected to be collected is considered to be nonaccretable difference. The nonaccretable difference represents the Company’s estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the date of acquisition. Subsequent to the date of acquisition, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at the acquisition date are recognized by recording a provision for loan losses that will maintain the original expected yield.
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
OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. For the year ended December 31, 2018, the Company foreclosed on properties with an aggregate carrying value of $3.3 million. The Company recorded $115 thousand in net valuation adjustments subsequent to the foreclosures during the year ended December 31, 2018, and the Company sold OREO properties for total proceeds of $6.7 million during the year.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investments in Affordable Housing Partnerships—The Company owns limited partnerships interest in projects of affordable housing for lower income tenants.  Under the equity method of accounting, the annual amortization is based on the estimated tax deduction amounts the bank would receive in the year. The carrying value of such investments and commitments to fund investment in affordable housing is recorded as “Investments in affordable housing partnerships” in the Consolidated Statement of Financial Condition. Commitments to fund investments in affordable housing is also included in this line items but is also grossed up and recorded as a liability. The Company recorded an impairment on investments in affordable housing partnerships totaling $4.8 million for the year ended December 31, 2017 to account for the variance between the carrying value of individual investments and the future expected tax benefits. Of the $4.8 million impairment recorded in 2017, $3.3 million was recorded in noninterest expense to reflect the impairment for the year ended December 31, 2017 and $1.6 million was recorded in income tax provision expenses as the re-evaluation was a direct result of the Tax Act which reduced corporate tax rates from 35% to 21%. There were no impairments recorded during the year ended December 31, 2018.
Goodwill and Intangible Assets—Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually.
In accordance with ASC 350 “Intangibles - Goodwill and Other”, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is bypassed. Management assessed the qualitative factors related to goodwill as of December 31, 2018. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangibles are amortized over a seven to ten year period.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were required in 2018, 2017, or 2016.
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
Section 382 of the Internal Revenue Code imposes a limitation (“382 Limitation”) on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carry-forwards, when it undergoes a 50% ownership change over a designated testing period not to exceed three years (“382 Ownership Change”). As a result of the acquisition on July 29, 2016, Wilshire Bancorp underwent a 382 Ownership Change resulting in a 382 Limitation to its net operating loss and tax credit carry-forwards. Wilshire Bancorp did not have a net unrealized built in loss as of the 382 Ownership Change date. Given the applicable 382 Limitation, the Company is expected to fully utilize Wilshire Bancorp’s net operating loss and tax credit carry-forwards before expiration. However, future transactions, such as issuances of common stock or sales of shares of the Company’s stock by certain holders of the Company’s shares, including persons who have held, currently hold or may accumulate in the future 5% or more of the Company’s outstanding common stock for their own account, could trigger a future Section 382 Ownership Change of the Company which could limit the Company’s use of these tax attributes.
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
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $71.6 million and $67.7 million, were paid in 2018 and 2017, respectively. There were no common stock dividends declared but unpaid at December 31, 2018 and 2017.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company, or dividends paid by the Company to stockholders.
Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the change in unrealized gains and losses on securities available for sale which is also recognized as separate components of stockholders’ equity, net of tax.
Operating Segments—The Company is managed as a single business segment. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregate basis and financial and strategic decisions are made based on the Company as a whole. “Banking Operations” is considered to be the Company’s single combined operating segment, which raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2018 or 2017. Accrued loss contingencies for all legal claims totaled approximately $755 thousand at December 31, 2018 and $414 thousand at December 31, 2017.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements Adopted
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), with several subsequent updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. Under the new guidance, there is a five-step model to apply to revenue recognition. The five-steps consist of: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company adopted this standard as of January 1, 2018 and applied the modified retrospective approach to reflect the aggregate effect of all modifications of those contracts that were not completed as of that date. There was no material impact on the consolidated financial statements or on how the Company recognizes revenue upon adoption. As such, prior period amounts were not adjusted and the prior period amounts continue to be reported in accordance with previous accounting guidance. See Note 19, “Revenue Recognition” for further details.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. In accordance with (1) above, the Company measured equity investments at fair value and recognized changes in fair value in net income for the year ended December 31, 2018 (see Note 3 Equity Investments). In accordance with (5) above, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion (see Note 15 Fair Value Measurements).

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pending Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Subsequently, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases Topic 842, Targeted Improvements”, and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, to provide additional clarification, implementation, and transition guidance on certain aspects of ASU 2016-02. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02, ASU 2018-10, ASU 2018-11, and ASU 2018-20 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has elected the transition option provided in ASU 2018-11 and the modified retrospective approach will be applied on January 1, 2019 and will continue to present leases under ASC 840 for prior year comparative periods. As permitted by ASU 2016-02, the Company has elected the following practical expedients: lease classifications under ASC 840 will be grandfathered in, the Company will not re-evaluate embedded leases, the Company will not reassess initial direct costs, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). In July 2018, the Company engaged a new software vendor to assist the Company with the administration and accounting of leases under ASU 2016-02. At January 1, 2019, the Company had a total of 96 operating leases resulting in the recognition of $64.3 million in right-of-use assets and related lease liabilities totaling $64.3 million. The adoption of ASU 2016-02 will impact the Company’s consolidated statements of condition by increasing total balances of assets and liabilities by the right-of-use assets and right-of-use liability balances, respectively. The adoption of ASU 2016-02 will not have a material impact on the Company’s consolidated statements of income.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, also referred to as “CECL”. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company has established a CECL committee to oversee the development and implementation of ASU 2016-13. The Company is collaborating with a third party advisory team and has completed a gap assessment, a full implementation road-map and a detailed project plan. The Company has also engaged a software vendor and other third party consultants to assist the Company to build a model that is compliant with ASU 2016-13 by the effective date. Based on the Company’s initial assessment of the ASU 2016-13, the Company expects the new guidance will result in additional required allowance for loan losses which could potentially have a material impact on its consolidated financial statements and regulatory capital ratios.
Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements, but will change the Company’s approach to testing goodwill for impairment.
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
Merger with Wilshire Bancorp Inc.
On July 29, 2016, the merger of Wilshire Bancorp Inc. (“Wilshire”) and BBCN Bancorp, Inc. (now Hope Bancorp) was completed. On the same day BBCN changed its name to Hope Bancorp, Inc. and the subsidiary BBCN Bank was changed to Bank of Hope. The Company merged with Wilshire to create the only super regional Korean-American Bank in the United States and to expand the Company’s branch network nationwide. Pursuant to the merger agreement, holders of Wilshire common stock received 0.7034 of a share of common stock of HOPE for each share of Wilshire common stock held immediately prior to the effective time of the merger, rounded to the nearest whole share, plus cash in lieu of the issuance of fractional shares. Outstanding Wilshire stock options and restricted stock awards were converted into stock options with respect to shares of HOPE common stock or restricted shares of HOPE common stock, respectively, with appropriate adjustments to reflect the exchange ratio. The merger was accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of Wilshire were recorded at their respective fair values and represents management’s estimates based on available information.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	EQUITY INVESTMENTS
On January 1, 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets to retained earnings on January 1, 2018. Equity investments with readily determinable fair value at December 31, 2018, consisted of mutual funds and equity stock in other institutions in the amount of $21.5 million and $1.9 million, respectively and is included in “Equity investments” on the consolidated statements of financial condition. At December 31, 2017, these investments were included as “securities available for sale, at fair value” on the consolidated statements of financial condition.
In accordance with ASU 2016-01, the change in fair values for equity investments with readily determinable fair value for the year ended December 31, 2018 was recorded as other noninterest income as summarized in the table below:

Year Ended December 31, 2018
(Dollars in thousands)
Net change in fair value recorded during the year on equity investments	$1,449
Net change in fair value recorded on equity investments sold during the year	—
Net change in fair value on equity investments at the end of the year	$1,449

At December 31, 2018, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At December 31, 2018, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the consolidated statements of financial condition was $26.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.1 million in CRA investments. At December 31, 2017, these investments were included as “Interest-bearing deposits in other financial institutions and other investments” on the on the consolidated statements of financial condition. There were no impairments or subsequent observable price changes for investments without readily determinable fair values for twelve months ended December 31, 2018.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available for sale at December 31, 2018 and 2017:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$914,710	$1,541	$(21,129)	$895,122
Mortgage-backed securities:
Residential	415,659	47	(13,101)	402,605
Commercial	481,081	1,024	(12,979)	469,126
Corporate securities	5,000	—	(1,174)	3,826
Municipal securities	77,168	398	(1,980)	75,586
Total investment securities available for sale	$1,893,618	$3,010	$(50,363)	$1,846,265

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$856,193	$58	(17,542)	$838,709
Mortgage-backed securities:
Residential	477,676	521	(6,983)	471,214
Commercial	308,046	—	(6,681)	301,365
Corporate securities	4,997	—	(522)	4,475
Municipal securities	82,542	870	(875)	82,537
Total debt securities	1,729,454	1,449	(32,603)	1,698,300
Mutual funds	22,425	17	(485)	21,957
Total investment securities available for sale	$1,751,879	$1,466	$(33,088)	$1,720,257

As of December 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At December 31, 2018 and December 31, 2017, $32.7 million and $21.8 million, respectively, in unrealized losses on securities available for sale net of taxes were included in accumulated other comprehensive loss. There were no reclassifications out of accumulated other comprehensive loss into earnings during the twelve months ended December 31, 2018. During the twelve months ended December 31, 2017, $301 thousand in unrealized gains on investment securities were reclassified out of accumulated other comprehensive loss into earnings as a net gain on sale of securities.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available for sale securities and accounts for these investments as equity investments with readily determinable fair value with changes in fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets to retained earnings on January 1, 2018. As of result of the adoption of ASU 2016-01, mutual funds were reclassified from investment securities available for sale to equity investments on January 1, 2018. The subsequent changes to fair value for mutual funds were recorded as other noninterest income for the twelve months ended December 31, 2018.
The proceeds from sales of securities and total gains and losses are listed below:

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Proceeds from investments sold	$—	$128,791	$217,079

Gains from sales of securities	—	402	1,032
Losses from sales of securities	—	(101)	(84)
Gains from called securities	—	—	2
Net gain on sales or called securities	$—	$301	$950

The amortized cost and estimated fair value of securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2018
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$751	$761
Due after one year through five years	17,565	17,669
Due after five years through ten years	27,873	27,901
Due after ten years	35,979	33,081
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	914,710	895,122
Mortgage-backed securities:
Residential	415,659	402,605
Commercial	481,081	469,126
Total	$1,893,618	$1,846,265

Securities with carrying values of approximately $354.6 million and $359.2 million at December 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, various borrowings, and for other purposes as required or permitted by law.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	December 31, 2018
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	1	$8,041	$(28)	93	$700,095	$(21,101)	94	$708,136	$(21,129)
Mortgage-backed securities:
Residential*	4	19,973	(37)	45	363,334	(13,064)	49	383,307	(13,101)
Commercial*	3	38,494	(218)	27	312,428	(12,761)	30	350,922	(12,979)
Corporate securities	—	—	—	1	3,826	(1,174)	1	3,826	(1,174)
Municipal securities	13	5,528	(83)	32	42,444	(1,897)	45	47,972	(1,980)
Total	21	$72,036	$(366)	198	$1,422,127	$(49,997)	219	$1,494,163	$(50,363)

	December 31, 2017
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	38	$425,198	$(5,954)	53	$408,526	$(11,588)	91	$833,724	$(17,542)
Mortgage-backed securities:
Residential*	20	195,086	(1,282)	23	230,616	(5,701)	43	425,702	(6,983)
Commercial*	16	186,357	(1,614)	8	115,008	(5,067)	24	301,365	(6,681)
Corporate securities	1	4,475	(522)	—	—	—	1	4,475	(522)
Municipal securities	18	9,295	(69)	3	22,144	(806)	21	31,439	(875)
Mutual funds	1	8,899	(101)	3	11,579	(384)	4	20,478	(485)
Total	94	$829,310	$(9,542)	90	$787,873	$(23,546)	184	$1,617,183	$(33,088)
_________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company evaluates securities for other-than-temporary-impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair values of the securities have been less than the cost of the securities, the Company’s intention to sell, and/or whether it is more likely than not that the Company will be required to sell the security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, the Company considers, among other considerations, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has certain collateralized mortgage obligations, mortgage-backed securities, corporate securities, and municipal securities that were in a continuous loss position for twelve months or longer at December 31, 2018. Corporate securities in a continuous loss position for twelve months or longer had unrealized losses of $1.2 million at December 31, 2018. Municipal securities in a continuous loss position for twelve months or longer had an unrealized losses of $1.9 million at December 31, 2018 with the last of the securities scheduled to mature in November 2046. These securities were rated investment grade and there were no credit quality concerns with the issuer. Collateralized mortgage obligations, residential and commercial mortgage-backed securities in a continuous loss position for twelve months or longer had unrealized losses of $21.1 million, $13.1 million, and $12.8 million, respectively, at December 31, 2018. These securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on the securities that were in an unrealized loss position have been paid as agreed, and management believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines are deemed to be due to the current market volatility and are not reflective of management’s expectations of the Company’s ability to fully recover the investments, which may be at maturity. For these reasons, no OTTI was recognized on the securities that were in a continuous loss position for twelve months or longer at December 31, 2018.
The Company considers the losses on its investments in unrealized loss positions at December 31, 2018 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. The increase in the net unrealized loss position can be attributed to an increase in long term Treasury yields as a result of the increase in interest rates at December 31, 2018, compared to rates at December 31, 2017.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES
The following is a summary of loans by major category at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$51,197	$49,774
Commercial & industrial	8,395,327	8,142,036
Construction	275,076	316,412
Total real estate loans	8,721,600	8,508,222
Commercial business	2,127,630	1,780,869
Trade finance	197,190	166,664
Consumer and other	1,051,486	647,102
Total loans outstanding	12,097,906	11,102,857
Deferred loan costs (fees)	209	(282)
Loans receivable	12,098,115	11,102,575
Allowance for loan losses	(92,557)	(84,541)
Loans receivable, net of allowance for loan losses	$12,005,558	$11,018,034
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
The following table presents changes in the accretable discount on the PCI loans for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$55,002	$43,611
Accretion	(21,837)	(21,542)
Reclassification from nonaccretable difference	16,532	32,933
Balance at end of period	$49,697	$55,002
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables detail the activity in the allowance for loan losses by portfolio segment for the years indicated:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
December 31, 2018
Balance, beginning of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541
Provision (credit) for loan losses	9,334	3,389	(588)	4,098	(5,551)	3,253	(42)	1,007	14,900
Loans charged off	(6,273)	(1,400)	(408)	(1,245)	(453)	(1,083)	—	(13)	(10,875)
Recoveries of charge offs	1,025	2,609	41	31	3	242	—	40	3,991
Balance, end of period	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557

December 31, 2017
Balance, beginning of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
Provision (credit) for loan losses	8,524	(1,036)	1,825	2,207	1,341	4,500	42	(43)	17,360
Loans charged off	(2,292)	(9,881)	(2,104)	(943)	(850)	(1,315)	—	(25)	(17,410)
Recoveries of charge offs	172	4,715	56	5	40	225	—	35	5,248
Balance, end of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541

December 31, 2016
Balance, beginning of period	$42,829	$16,332	$3,592	$556	$12,823	$214	$—	$62	$76,408
Provision (credit) for loan losses	(4,896)	12,928	(1,695)	2,229	714	(248)	—	(32)	9,000
Loans charged off	(152)	(7,267)	—	(757)	(758)	(26)	—	—	(8,960)
Recoveries of charged offs	1,175	1,437	—	88	12	177	—	6	2,895
Balance, end of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
The following tables disaggregate the allowance for loan losses and the carrying value of loans receivables by impairment methodology at December 31, 2018 and December 31, 2017:

	December 31, 2018
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$176	$4,221	$—	$3	$261	$130	$—	$—	$4,791
Collectively evaluated for impairment	49,270	17,605	719	6,266	1,264	460	—	19	75,603
PCI loans	—	—	—	—	5,796	5,349	—	1,018	12,163
Total	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557

Loans outstanding:
Individually evaluated for impairment	$39,976	$29,624	$5,887	$441	$18,080	$5,734	$3,124	$1,141	$104,007
Collectively evaluated for impairment	7,037,392	1,988,067	188,179	910,292	1,507,858	80,916	—	133,942	11,846,646
PCI loans	—	—	—	—	118,294	23,289	—	5,670	147,253
Total	$7,077,368	$2,017,691	$194,066	$910,733	$1,644,232	$109,939	$3,124	$140,753	$12,097,906

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,378	$2,807	$3	$35	$246	$854	$—	$—	$5,323
Collectively evaluated for impairment	43,982	14,421	1,671	3,350	1,036	2,673	42	3	67,178
PCI loans	—	—	—	—	12,040	—	—	—	12,040
Total	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541

Loans outstanding:
Individually evaluated for impairment	$41,041	$31,322	$3,951	$908	$14,239	$18,733	$2,984	$1,171	$114,349
Collectively evaluated for impairment	6,172,448	1,459,273	152,204	477,375	2,120,001	244,980	7,525	157,794	10,791,600
PCI loans	—	—	—	—	160,493	26,561	—	9,854	196,908
Total	$6,213,489	$1,490,595	$156,155	$478,283	$2,294,733	$290,274	$10,509	$168,819	$11,102,857
As of December 31, 2018 and December 31, 2017, the allowance for unfunded commitments was $736 thousand and $836 thousand, respectively. For the year ended December 31, 2018 and 2017, the recognized credit for credit losses related to unfunded commitments was $100 thousand and $2.4 million, respectively.
The recorded investment in individually impaired loans was as follows:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
With allocated specific allowance:
Without charge-off	$35,365	$28,614
With charge-off	681	3,044
With no allocated specific allowance:
Without charge-off	59,607	77,533
With charge-off	8,354	5,158
Specific allowance on impaired loans	(4,791)	(5,323)
Impaired loans, net of specific allowance	$99,216	$109,026

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) by portfolio segment. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	December 31, 2018			Year Ended December 31, 2018
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real estate—residential	$—	$—	$—	$50	$—
Real estate—commercial
Retail	1,375	1,487	156	3,554	30
Hotel & motel	1,949	2,310	119	2,700	—
Gas station & car wash	—	—	—	—	—
Mixed use	881	947	43	2,032	6
Industrial & warehouse	1,305	2,139	93	1,579	70
Other	7,759	8,174	26	6,038	372
Real estate—construction	—	—	—	—	—
Commercial business	22,203	23,928	4,351	23,146	511
Trade finance	—	—	—	2,143	—
Consumer and other	575	575	3	710	7
Subtotal	$36,047	$39,560	$4,791	$41,952	$996
With No Related Allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	8,005	11,234	—	9,913	143
Hotel & motel	10,877	22,590	—	6,085	—
Gas station & car wash	545	3,653	—	520	19
Mixed use	7,048	7,058	—	3,404	347
Industrial & warehouse	12,343	13,467	—	11,560	298
Other	5,969	7,122	—	13,107	106
Real estate—construction	—	—	—	520	—
Commercial business	13,155	17,850	—	18,041	531
Trade finance	9,011	9,011	—	5,405	487
Consumer and other	1,007	1,156	—	1,457	—
Subtotal	$67,960	$93,141	$—	$70,012	$1,931
Total	$104,007	$132,701	$4,791	$111,964	$2,927
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018			Year Ended December 31, 2018
Impaired acquired loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real estate—residential	$—	$—	$—	$50	$—
Real estate—commercial
Retail	198	220	118	510	—
Hotel & motel	72	345	4	78	—
Gas station & car wash	—	—	—	—	—
Mixed use	312	312	38	1,813	6
Industrial & warehouse	230	1,050	88	246	—
Other	3,454	3,454	13	2,133	221
Real estate—construction	—	—	—	—	—
Commercial business	4,064	5,041	130	5,380	162
Trade finance	—	—	—	—	—
Consumer and other	144	144	—	89	7
Subtotal	$8,474	$10,566	$391	$10,299	$396
With No Related Allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	3,285	4,151	—	3,202	123
Hotel & motel	5,428	6,874	—	2,685	—
Gas station & car wash	247	2,673	—	176	—
Mixed use	3,722	3,726	—	789	148
Industrial & warehouse	119	894	—	253	—
Other	1,013	1,326	—	4,662	39
Real estate—construction	—	—	—	—	—
Commercial business	1,670	2,681	—	4,658	92
Trade finance	3,124	3,124	—	3,134	189
Consumer and other	997	1,144	—	1,298	—
Subtotal	$19,605	$26,593	$—	$20,857	$591
Total	$28,079	$37,159	$391	$31,156	$987
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017			Year Ended December 31, 2017
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	532	531	131	1,120	—
Hotel & motel	2,931	5,090	284	4,050	67
Gas station & car wash	—	—	—	43	—
Mixed use	312	958	4	245	6
Industrial & warehouse	772	1,482	96	1,135	—
Other	4,397	4,401	1,109	11,707	237
Real estate—construction	—	—	—	—	—
Commercial business	18,330	22,757	3,661	23,695	631
Trade finance	3,861	3,861	3	2,842	217
Consumer and other	523	524	35	240	4
Subtotal	$31,658	$39,604	$5,323	$45,077	$1,162
With No Related Allowance:
Real estate—residential	$—	$—	$—	$1,105	$—
Real estate—commercial
Retail	11,792	13,923	—	12,288	434
Hotel & motel	2,841	5,288	—	7,245	—
Gas station & car wash	591	1,764	—	3,168	—
Mixed use	1,101	3,490	—	3,496	—
Industrial & warehouse	8,429	8,525	—	8,676	262
Other	20,282	24,412	—	17,116	608
Real estate—construction	1,300	1,441	—	1,611	—
Commercial business	31,725	33,207	—	16,312	697
Trade finance	3,074	3,091	—	2,994	253
Consumer and other	1,556	1,676	—	1,225	25
Subtotal	$82,691	$96,817	$—	$75,236	$2,279
Total	$114,349	$136,421	$5,323	$120,313	$3,441
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017			Year Ended December 31, 2017
Impaired acquired loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	262	261	126	851	—
Hotel & motel	85	86	2	105	—
Gas station & car wash	—	—	—	—	—
Mixed use	129	129	1	179	6
Industrial & warehouse	221	896	96	225	—
Other	319	323	21	319	17
Real estate—construction	—	—	—	—	—
Commercial business	1,987	2,903	854	1,111	47
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
Subtotal	$3,003	$4,598	$1,100	$2,790	$70
With No Related Allowance:
Real estate—residential	$—	$—	$—	$235	$—
Real estate—commercial
Retail	3,412	4,099	—	2,866	141
Hotel & motel	482	1,887	—	3,086	—
Gas station & car wash	1	28	—	619	—
Mixed use	152	2,240	—	2,191	—
Industrial & warehouse	45	45	—	59	3
Other	9,131	9,951	—	5,190	340
Real estate—construction	—	—	—	—	—
Commercial business	16,746	16,926	—	5,794	182
Trade finance	2,984	3,001	—	1,274	248
Consumer and other	1,171	1,291	—	645	7
Subtotal	$34,124	$39,468	$—	$21,959	$921
Total	$37,127	$44,066	$1,100	$24,749	$991
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	1,788	—
Hotel & motel	3,650	332
Gas station & car wash	884	—
Mixed use	350	7
Industrial & warehouse	547	23
Other	23,690	1,033
Real estate—construction	—	—
Commercial business	32,626	988
Trade finance	7,134	25
Consumer and other	289	4
Subtotal	$70,958	$2,412
With No Related Allowance:
Real estate—residential	$712	$119
Real estate—commercial
Retail	10,745	451
Hotel & motel	8,275	14
Gas station & car wash	4,817	39
Mixed use	3,284	282
Industrial & warehouse	10,252	350
Other	13,086	479
Real estate—construction	1,322	—
Commercial business	10,559	203
Trade finance	1,674	208
Consumer and other	1,026	29
Subtotal	$65,752	$2,174
Total	$136,710	$4,586
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
Impaired acquired loans	Average Recorded Investment*	Interest Income Recognized during Impairment
	(Dollars in thousands)
With Related Allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	1,387	—
Hotel & motel	—	—
Gas station & car wash	203	—
Mixed use	280	7
Industrial & warehouse	—	—
Other	327	18
Real estate—construction	—	—
Commercial business	448	5
Trade finance	—	—
Consumer and other	32	—
Subtotal	$2,677	$30
With No Related Allowance:
Real estate—residential	$136	$—
Real estate—commercial
Retail	2,496	152
Hotel & motel	5,700	14
Gas station & car wash	1,506	39
Mixed use	1,238	245
Industrial & warehouse	873	3
Other	4,021	177
Real estate—construction	—	—
Commercial business	580	2
Trade finance	—	—
Consumer and other	453	9
Subtotal	$17,003	$641
Total	$19,680	$671
__________________________________

*	Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, loans are placed on nonaccrual status if the principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the twelve months ended December 31, 2018 or 2017.
The following table represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of December 31, 2018 or 2017.

	Nonaccrual Loans(1)		Accruing Loans Past Due 90 or More Days
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	5,153	3,179	—	—
Hotel & motel	7,325	3,931	—	—
Gas station & car wash	31	590	—	—
Mixed use	749	1,132	—	—
Industrial & warehouse	6,111	3,403	—	—
Other	5,940	5,689	—	—
Real estate—construction	—	1,300	—	—
Commercial business	14,837	8,540	—	—
Trade finance	1,661	—	—	—
Consumer and other	441	471	243	407
Subtotal	$42,248	$28,235	$243	$407
Acquired Loans: (2)
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	829	638	—	—
Hotel & motel	5,500	568	1,286	—
Gas station & car wash	247	1	—	—
Mixed use	1,224	152	—	—
Industrial & warehouse	349	221	—	—
Other	259	1,389	—	—
Real estate—construction	—	—	—	—
Commercial business	1,632	14,560	—	—
Trade finance	—	—	—	—
Consumer and other	998	1,011	—	—
Subtotal	$11,038	$18,540	$1,286	$—
Total	$53,286	$46,775	$1,529	$407
__________________________________

(1)	Total nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $29.2 million and $22.1 million, at December 31, 2018 and December 31, 2017, respectively.

(2)	Acquired Loans exclude PCI loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of December 31, 2018 and December 31, 2017 by class of loans:

	As of December 31, 2018				As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	733	—	809	1,542	3,239	—	285	3,524
Hotel & motel	153	—	5,215	5,368	1,884	1,172	2,635	5,691
Gas station & car wash	—	—	31	31	956	—	435	1,391
Mixed use	—	—	—	—	129	—	952	1,081
Industrial & warehouse	1,465	—	1,922	3,387	1,121	99	2,473	3,693
Other	1,837	—	2,405	4,242	1,409	—	5,425	6,834
Real estate—construction	—	—	—	—	—	—	1,300	1,300
Commercial business	5,500	435	7,003	12,938	698	516	2,508	3,722
Trade finance	1,036	—	1,661	2,697	—	—	—	—
Consumer and other	16,413	140	247	16,800	7,512	97	494	8,103
Subtotal	$27,137	$575	$19,293	$47,005	$16,948	$1,884	$16,507	$35,339
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	347	—	602	949	81	216	386	683
Hotel & motel	—	—	5,206	5,206	—	1,219	—	1,219
Gas station & car wash	154	—	221	375	1,161	41	1	1,203
Mixed use	107	—	1,034	1,141	151	—	152	303
Industrial & warehouse	142	—	119	261	804	264	221	1,289
Other	183	219	—	402	275	—	—	275
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	397	613	253	1,263	1,088	256	885	2,229
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	—	—	334	334	957	270	181	1,408
Subtotal	$1,330	$832	$7,769	$9,931	$4,517	$2,266	$1,826	$8,609
Total Past Due	$28,467	$1,407	$27,062	$56,936	$21,465	$4,150	$18,333	$43,948

__________________________________

(1)	Acquired Loans exclude PCI loans.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the risk rating for Legacy Loans and Acquired Loans as of December 31, 2018 and December 31, 2017 by class of loans:

	December 31, 2018
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$44,066	$—	$546	$—	$44,612
Real estate—commercial
Retail	1,815,170	18,072	30,686	—	1,863,928
Hotel & motel	1,389,349	21,932	15,869	—	1,427,150
Gas station & car wash	814,291	2,810	2,464	—	819,565
Mixed use	510,021	12,480	13,292	—	535,793
Industrial & warehouse	711,236	1,665	38,332	—	751,233
Other	1,326,795	35,539	34,618	—	1,396,952
Real estate—construction	227,231	10,904	—	—	238,135
Commercial business	1,944,783	18,220	54,688	—	2,017,691
Trade finance	191,508	—	2,558	—	194,066
Consumer and other	910,292	—	441	—	910,733
Subtotal	$9,884,742	$121,622	$193,494	$—	$10,199,858
Acquired Loans:
Real estate—residential	$5,812	$393	$380	$—	$6,585
Real estate—commercial
Retail	483,939	4,651	17,332	35	505,957
Hotel & motel	186,761	807	19,472	—	207,040
Gas station & car wash	148,702	274	6,032	—	155,008
Mixed use	77,100	3,986	8,151	—	89,237
Industrial & warehouse	171,574	9,451	18,071	223	199,319
Other	402,247	12,902	28,996	—	444,145
Real estate—construction	29,058	7,883	—	—	36,941
Commercial business	89,611	1,083	19,237	8	109,939
Trade finance	—	—	3,124	—	3,124
Consumer and other	136,944	37	3,626	146	140,753
Subtotal	$1,731,748	$41,467	$124,421	$412	$1,898,048
Total	$11,616,490	$163,089	$317,915	$412	$12,097,906

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$33,557	$1,147	$1,439	$—	$36,143
Real estate—commercial
Retail	1,640,809	32,723	17,856	—	1,691,388
Hotel & motel	1,224,597	19,358	8,877	—	1,252,832
Gas station & car wash	737,485	9,013	590	—	747,088
Mixed use	421,755	4,581	1,477	—	427,813
Industrial & warehouse	577,344	16,716	24,317	—	618,377
Other	1,133,188	30,030	53,995	—	1,217,213
Real estate—construction	219,583	—	3,052	—	222,635
Commercial business	1,389,043	35,640	65,912	—	1,490,595
Trade finance	152,583	2,200	1,372	—	156,155
Consumer and other	477,370	5	908	—	478,283
Subtotal	$8,007,314	$151,413	$179,795	$—	$8,338,522
Acquired Loans:
Real estate—residential	$13,369	$262	$—	$—	$13,631
Real estate—commercial
Retail	630,555	6,921	20,797	—	658,273
Hotel & motel	275,191	4,247	24,987	—	304,425
Gas station & car wash	194,063	2,872	8,992	—	205,927
Mixed use	94,864	5,725	14,738	—	115,327
Industrial & warehouse	250,049	14,973	16,358	265	281,645
Other	568,545	19,848	33,335	—	621,728
Real estate—construction	93,777	—	—	—	93,777
Commercial business	236,705	8,593	44,964	12	290,274
Trade finance	7,455	—	3,054	—	10,509
Consumer and other	162,495	37	6,202	85	168,819
Subtotal	$2,527,068	$63,478	$173,427	$362	$2,764,335
Total	$10,534,382	$214,891	$353,222	$362	$11,102,857

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the year ended December 31, 2018 and 2017 by portfolio segment is presented in the table below.

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Transfer of loans held for investment to held for sale
Real Estate - Commercial	$—	$429	$5,920
Commercial Business	—	—	3,457
Consumer	21,581	—	2,508
Total	$21,581	$429	$11,885
 The following table presents loans by portfolio segment and impairment method at December 31, 2018 and December 31, 2017:

	December 31, 2018
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$58,056	$—	$35,358	$9,011	$1,582	$104,007
Specific allowance	$—	$437	$—	$4,351	$—	$3	$4,791
Specific allowance to impaired loans	N/A	0.75%	N/A	12.31%	0.00%	0.19%	4.61%
Other loans	$51,197	$8,337,271	$275,076	$2,092,272	$188,179	$1,049,904	$11,993,899
General allowance	$112	$55,453	$765	$23,414	$719	$7,303	$87,766
General allowance to other loans	0.22%	0.67%	0.28%	1.12%	0.38%	0.70%	0.73%
Total loans outstanding	$51,197	$8,395,327	$275,076	$2,127,630	$197,190	$1,051,486	$12,097,906
Total allowance for loan losses	$112	$55,890	$765	$27,765	$719	$7,306	$92,557
Total allowance to total loans	0.22%	0.67%	0.28%	1.30%	0.36%	0.69%	0.77%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$53,980	$1,300	$50,055	$6,935	$2,079	$114,349
Specific allowance	$—	$1,624	$—	$3,661	$3	$35	$5,323
Specific allowance to impaired loans	N/A	3.01%	N/A	7.31%	0.04%	1.68%	4.66%
Other loans	$49,774	$8,088,056	$315,112	$1,730,814	$159,729	$645,023	$10,988,508
General allowance	$88	$56,040	$930	$17,094	$1,713	$3,353	$79,218
General allowance to other loans	0.18%	0.69%	0.30%	0.99%	1.07%	0.52%	0.72%
Total loans outstanding	$49,774	$8,142,036	$316,412	$1,780,869	$166,664	$647,102	$11,102,857
Total allowance for loan losses	$88	$57,664	$930	$20,755	$1,716	$3,388	$84,541
Total allowance to total loans	0.18%	0.71%	0.29%	1.17%	1.03%	0.52%	0.76%
Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At December 31, 2018, total modified loans were $64.0 million, compared to $78.5 million at December 31, 2017. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, Troubled Debt Restructurings by Creditors, and ASC 470-60, Troubled Debt Restructurings by Debtors, and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
A summary of TDRs on accrual and nonaccrual by type of concession as of December 31, 2018 and December 31, 2017 are presented below:

	December 31, 2018
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$5,142	$961	$—	$6,103	$2,216	$746	$—	$2,962	$9,065
Maturity / amortization concession	14,012	17,257	7,391	38,660	—	10,166	73	10,239	48,899
Rate concession	4,872	672	103	5,647	401	—	—	401	6,048
Total	$24,026	$18,890	$7,494	$50,410	$2,617	$10,912	$73	$13,602	$64,012

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$22,550	$376	$—	$22,926	$3,071	$170	$—	$3,241	$26,167
Maturity / amortization concession	4,768	25,584	7,442	37,794	1,536	5,264	98	6,898	44,692
Rate concession	5,444	996	90	6,530	1,083	18	—	1,101	7,631
Total	$32,762	$26,956	$7,532	$67,250	$5,690	$5,452	$98	$11,240	$78,490
TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at December 31, 2018 were comprised of 20 commercial real estate loans totaling $24.0 million, 37 commercial business loans totaling $18.9 million and 6 consumer and other loans totaling $7.5 million. TDRs on accrual status at December 31, 2017 were comprised of 24 commercial real estate loans totaling $32.8 million, 27 commercial business loans totaling $27.0 million, and 7 consumer and other loans totaling $7.5 million.
The Company has allocated $3.0 million, $4.8 million, and $5.3 million of specific reserves to TDR loans as of December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, the Company did not have any outstanding commitments to extend additional funds to these borrowers.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2018, 2017, and 2016:

	For The Years Ended December 31,
	2018			2017			2016
	Number of Loans	Pre-Modification	Post-Modification	Number of Loans	Pre-Modification	Post-Modification	Number of Loans	Pre-Modification	Post-Modification
	(Dollars in thousands)
Legacy Loans:
Real Estate - Residential	—	$—	$—	—	$—	$—	—	$—	$—
Real Estate - Commercial
Retail	2	53	53	2	1,082	1,082	—	—	—
Hotel & Motel	—	—	—	1	1,044	1,044	—	—	—
Gas Station & Car Wash	—	—	—	—	—	—	—	—	—
Mixed Use	—	—	—	—	—	—	—	—	—
Industrial & Warehouse	1	2,070	2,070	1	465	465	—	—	—
Other	1	1,215	1,215	—	—	—	3	1,675	6,824
Real Estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	18	10,972	10,972	14	8,507	8,507	12	12,311	7,413
Trade Finance	1	898	898	—	—	—	—	—	—
Consumer and Other	1	63	63	—	—	—	1	—	91
Subtotal	24	$15,271	$15,271	18	$11,098	$11,098	16	$13,986	$14,328
Acquired Loans:
Real Estate - Residential	—	—	—	—	—	—	—	—	—
Real Estate - Commercial
Retail	—	—	—	3	1,642	1,642	1	1,377	1,335
Hotel & Motel	—	—	—	1	482	482	—	—	—
Gas Station & Car Wash	—	—	—	—	—	—	—	—	—
Mixed Use	1	73	73	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	—	—	—	—	—	—
Other	1	2,688	2,688	2	6,946	6,946	—	—	—
Real Estate - Construction	1	230	230	—	—	—	—	—	—
Commercial business	—	—	—	8	4,224	4,224	1	13	11
Trade Finance	—	—	—	1	2,983	2,983	—	—	—
Consumer and Other	8	1,764	1,764	—	—	—	1	30	25
Subtotal	11	$4,755	$4,755	15	$16,277	$16,277	3	$1,420	$1,371
Total	35	$20,026	$20,026	33	$27,375	$27,375	19	$15,406	$15,699
The specific reserves for the TDRs described above as of December 31, 2018, 2017, and 2016 were $262 thousand, $1.4 million, and $1.2 million, respectively. There were no charge offs for TDR modified during the twelve months ended December 31, 2018 and 2017. Charge offs for TDR loans modified during the twelve months ended December 31, 2016 totaled $4 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents loans by class for TDRs that have been modified during the twelve months ended December 31, 2018, 2017, and 2016, and have subsequently had a payment default during the years ended December 31, 2018, 2017, and 2016, respectively:

	For The Years Ended December 31,
	2018		2017		2016
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real Estate - Residential	—	$—	—	$—	—	$—
Real Estate - Commercial
Retail	1	53	—	—	—	—
Hotel & Motel	1	734	—	—	—	—
Gas Station & Car Wash	—	—	—	—	—	—
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	1	2,070	—	—	—	—
Other	1	1,215	—	—	—	—
Real Estate - Construction	—	—	—	—	—	—
Commercial Business	2	886	2	178	4	580
Trade Finance	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Subtotal	6	$4,958	2	$178	4	$580
Acquired Loans:
Real Estate - Residential	—	—	—	—	—	—
Real Estate - Commercial
Retail	—	—	—	—	—	—
Hotel & Motel	—	—	1	482	—	—
Mixed Use	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	—	—	—
Industrial & Warehouse	1	230	—	—	—	—
Other	—	—	1	2,977	—	—
Real Estate - Construction	—	—	—	—	—	—
Commercial Business	3	189	1	40	1	11
Trade Finance	—	—	—	—	—	—
Consumer and Other	—	—	—	—	1	25
Subtotal	4	$419	3	$3,499	2	$36
Total	10	$5,377	5	$3,677	6	$616
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of December 31, 2018, 2017, and 2016 were $131 thousand, $60 thousand, and $371 thousand, respectively, and the charge offs for the years ended December 31, 2018, 2017, and 2016 were $180 thousand, $0, and $4 thousand, respectively.
The six Legacy Loans that subsequently defaulted in 2018 were modified through payment concession or maturity concession. The payment concessions were comprised of two commercial real estate loans totaling $787 thousand. The maturity concessions were comprised of two commercial real estate loans totaling $3.3 million and two commercial business loan totaling $886 thousand.
The three Acquired Loans that subsequently defaulted in 2018 were modified through payment concessions. The payment concessions were comprised of two commercial business loan totaling $189 thousand and one real estate loan totaling $230 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). All loans to Related Parties were current as of December 31, 2018 and 2017, and the outstanding principal balance as of December 31, 2018 and 2017, was $39.3 million and $41.0 million, respectively. Loans to related parties at December 31, 2018 consisted of $38.8 million in commercial real estate loans and $531 thousand in commercial loans. Loans to related parties at December 31, 2017 consisted of $40.0 million in commercial real estate loans and $1.0 million in commercial loans. The reduction in related party loans of $1.7 million was due to the principal pay-down of existing loans. There no new related party loans for 2018 with outstanding balances at December 31, 201, and there were no related party loans that were paid off during the year.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of the Company’s goodwill as of December 31, 2018 and 2017 was $464.5 million. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management assessed the qualitative factors related to intangible assets and goodwill and for 2018 to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that intangible assets were not impaired and that the fair value of goodwill exceeded the carrying value and that the two-step goodwill impairment test was not needed. Goodwill is not amortized for book purposes and is not tax deductible.
The following table provides information regarding the amortization of core deposit intangibles at December 31, 2018 and 2017:

		December 31,
		2018		2017
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(Dollars in thousands)
Core deposit intangibles related to:
Center Financial	7 years	$4,100	$(4,100)	$4,100	$(3,966)
Pacific International Bank	7 years	604	(579)	604	(534)
Foster Bankshares	10 years	2,763	(1,893)	2,763	(1,636)
Wilshire Bancorp	10 years	18,138	(4,972)	18,138	(2,946)
Total		$25,605	$(11,544)	$25,605	$(9,082)
Total amortization expense on core deposit intangibles was $2.5 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively. The estimated future amortization expense over the next five years for core deposit intangibles is as follows: $2.2 million in 2019, $2.1 million in 2020, $2.0 million in 2021, $1.9 million in 2022, and $1.8 million in 2023.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Land	$11,244	$11,244
Building and improvements	23,350	23,127
Furniture, fixtures, and equipment	28,510	25,953
Leasehold improvements	28,842	27,018
Vehicles	123	—
Software/License	8,628	8,389
	100,697	95,731
Less: Accumulated depreciation and amortization	(46,903)	(39,017)
Total premises and equipment, net	$53,794	$56,714

Depreciation and amortization expense totaled $9.2 million, $9.3 million, and $8.1 million for 2018, 2017, and 2016, respectively. In 2017, the Company sold buildings and land related to three former branch locations for total cash proceeds of $4.9 million for a net gain of $808 thousand. There were no buildings or land sold during the year ended December 31, 2018.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	DEPOSITS
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2018 and 2017, was $1.77 billion and $1.28 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at December 31, 2018 and 2017. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2018 and 2017, securities with carrying values of approximately $336.8 million and $337.7 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at December 31, 2018 and December 31, 2017, totaled $1.57 billion and $797.0 million, respectively. Brokered deposits at December 31, 2018 consisted of $370.4 million in brokered money market and NOW accounts and $1.20 billion in brokered time deposits accounts. Brokered deposits at December 31, 2017 consisted of $258.5 million in brokered money market and NOW accounts and $538.5 million in brokered time deposits accounts.
At December 31, 2018, the scheduled maturities for time deposits were as follows:

December 31, 2018
(Dollars in thousands)
Scheduled maturities in:
2019	$5,183,279
2020	635,279
2021	31,059
2022	1,828
2023 and thereafter	19,179
Total	$5,870,624
The following table presents the maturity schedules of time deposits in amounts of more than $250 thousand as of December 31, 2018:

More than $250,000
(Dollars in thousands)
Three months or less	$571,535
Over three months through six months	332,352
Over six months through twelve months	774,224
Over twelve months	95,319
Total	$1,773,430
Interest expense on deposits for the periods indicated is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Money market and NOW	$43,252	$31,856	$21,136
Savings deposits	1,889	1,354	1,282
Time deposits	89,817	41,692	25,673
Total deposit interest expense	$134,958	$74,902	$48,091

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	BORROWINGS
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.81 billion and $3.54 billion at December 31, 2018 and 2017, respectively. The terms of this credit facility require the Bank to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB totaling $91.0 million at December 31, 2018.
At December 31, 2018 and December 31, 2017, real estate secured loans with a carrying amount of approximately $6.01 billion and $4.91 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At December 31, 2018 and 2017, other than FHLB stock, no securities were pledged as collateral at FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At December 31, 2018 and 2017, FHLB advances were $821.3 million and $1.16 billion, and had a weighted average effective interest rate of 1.78% and 1.63%, respectively. All of the FHLB advances at December 31, 2018 had fixed interest rates until maturity. FHLB advances at December 31, 2018 had various maturities through December 2022. The effective interest rate on FHLB advances as of December 31, 2018 ranged between 1.06% and 2.47%. At December 31, 2018, the Company had a remaining borrowing capacity of $2.97 billion.
At December 31, 2017, the Company also had $69.9 million in overnight federal funds purchased from lines at other banks. There were no federal funds purchased from other banks at December 31, 2018.
At December 31, 2018, the contractual maturities for FHLB advances were as follows:

December 31, 2018
Scheduled maturities in:	(Dollars in thousands)
2019	$345,000
2020	185,000
2021	145,000
2022	145,000
Premium on acquired advances - no maturity	1,280
Total	$821,280
As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the fair market value of the qualifying loans and securities that are pledged. At December 31, 2018, the outstanding principal balance of the qualifying loans pledged at the FRB was $1.00 billion and there were no investment securities pledged. At December 31, 2018 and December 31, 2017, the total available borrowing capacity at the FRB discount window was $786.6 million and $732.0 million, respectively. There were no borrowings outstanding at the FRB discount window as of December 31, 2018 and December 31, 2017.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SUBORDINATED DEBENTURES AND CONVERTIBLE NOTES
At December 31, 2018, the Company had nine wholly-owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and debentures at December 31, 2018:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	5.94%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	5.29%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	5.74%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	4.44%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,026	Variable	5.29%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,526	Variable	4.58%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	10,948	Variable	4.19%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	17,758	Variable	4.17%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,803	Variable	4.42%	06/30/2037
Total		$126,000	$101,929
The Company’s investment in the common trust securities of the issuer trusts of $3.9 million at both December 31, 2018 and December 31, 2017, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated statements of financial condition, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.
Convertible Notes
On May 11, 2018, the Company issued $200 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional investors under Rule 144A of the Securities Act of 1933. Subsequently on June 7, 2018, an additional $17.5 million in convertible notes were issued as part of the initial offering over-allotment option. In total, the Company issued $217.5 million in convertible notes during the second quarter of 2018. The convertible notes can be converted to the Company’s share of common stock at a rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock which represents a premium of 22.5% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes have the option to convert all or a portion of the notes at any time on or after February 15, 2023. Prior to February 15, 2023, the convertible notes cannot be converted unless under certain specified scenarios. The convertible notes can be called by the Company, in part or in whole, on or after May 20, 2023 for 100% of the principal amount in cash. Holders of the convertible notes also have the option to repurchase or put the notes on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash. The convertible notes can be settled in entirely cash, stock, or a combination of stock and cash at the option of the Company.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The convertible notes were issued as part of the Company’s plan to repurchase its common stock. On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to use up to $100.0 million of the proceeds from the convertible notes offering to repurchase its common stock. The net proceeds from the offering, after deducting the initial purchaser’s discount, was approximately $213.2 million. Of the total net proceeds, $113.2 million was down-streamed to the Bank as equity and the remaining $100.0 million was allocated for share repurchases. The Company used approximately $76.0 million of the allocated $100.0 million for share repurchases to repurchase shares of its common stock from purchasers of the convertible notes in privately negotiated transactions at a purchase price per share equal to the $18.11 per share closing price of the Company’s common stock. Subsequently, the Company repurchased the remaining shares of common stock on the open market. On September 20, 2018, the Company’s Board of Directors approved another share repurchase program that authorized the Company to repurchase up to $50.0 million in common stock. As of December 31, 2018, the Company completed all of the authorized share repurchase programs with repurchases totaling $150.0 million, or 9.0 million shares at an average weighted price of $16.65.
In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be 5 years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and carrying value as of December 31, 2018 is presented below:

		As of December 31, 2018
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	2,544	(19,336)
Issuance costs to be capitalized	5 years	(4,119)	498	(3,621)
Carrying balance of convertible notes		$191,501	$3,042	$194,543
Interest expense on the convertible notes for the twelve months ended December 31, 2018 totaled $5.8 million. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. Subsequent to May 2023, interest expense on the convertible note will consist of only accrued interest on the coupon.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES
The following presents a summary of income tax provision follows for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2018
Federal	$35,401	$2,336	$37,737
State	27,749	406	28,155
	$63,150	$2,742	$65,892
2017
Federal	$64,910	$31,464	$96,374
State	24,739	3,276	28,015
	$89,649	$34,740	$124,389
2016
Federal	$50,780	$4,198	$54,978
State	20,922	1,552	22,474
	$71,702	$5,750	$77,452

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other changes, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The Company estimated the effects of the Tax Act and recorded a provisional amount increasing income tax expense by $25.4 million for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). This amount was comprised of the remeasurement of federal net deferred tax assets and impairment of the low-income housing investment, resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. As required by SAB 118, the Company continued to reassess and refine the effects of the Tax Act on its deferred tax amounts during 2018. As a result, the Company recorded an income tax expense of $442 thousand during the year ended December 31, 2018. As of December 31, 2018, the Company completed the accounting for the income tax effects of the Tax Act.
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years indicated:

	Year Ended December 31,
	2018	2017	2016
Statutory tax rate	21.00%	35.00%	35.00%
State taxes-net of federal tax effect	8.56%	7.04%	7.28%
Rate change - federal and state	0.17%	9.36%	—%
CRA investment tax credit	(3.96)%	(3.50)%	(2.40)%
Bank owned life insurance	(0.20)%	(0.09)%	(0.26)%
Tax exempt municipal bonds and loans	(0.21)%	(0.45)%	(0.22)%
Nondeductible transaction costs	—%	(0.02)%	0.80%
Other	0.43%	(0.19)%	0.31%
Effective income tax rate	25.79%	47.15%	40.51%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities at December 31, 2018 and 2017 are comprised of the following:

	At December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$16,239	$21,508
Statutory bad debt deduction less than financial statement provision	22,904	20,162
Net operating loss carry-forward	2,092	2,351
Investment security provision	593	593
State tax deductions	4,240	4,304
Accrued compensation	148	149
Deferred compensation	175	214
Mark to market on loans held for sale	260	764
Depreciation	202	221
Nonaccrual loan interest	6,027	6,272
Other real estate owned	585	1,753
FDIC loss share receivable	—	362
Unrealized loss on securities available for sale	13,631	8,961
Non-qualified stock option and restricted share expense	1,420	1,339
Goodwill	117	203
Lease expense	60	—
Other	2,013	3,053
Total Deferred Tax Assets	$70,706	$72,209
Deferred tax liabilities:
FHLB stock dividends	$(617)	$(695)
Deferred loan costs	(6,816)	(5,857)
State taxes deferred and other	(2,655)	(3,229)
Prepaid expenses	(1,802)	(1,542)
Amortization of intangibles	(4,524)	(5,236)
Lease expense	—	(447)
Other	(3,379)	—
Total Deferred Tax Liabilities	$(19,793)	$(17,006)
Net deferred tax assets:	$50,913	$55,203
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2018 and 2017.
A summary of the Company’s net operating loss carry-forwards is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(Dollars in thousands)
2018
Saehan Bank (acquired by Wilshire)	$2,714	2030	$226	$2,714	2030	$226
Korea First Bank of New York	494	2019	497	—	N/A	—
Pacific International Bank	5,669	2032	420	—	N/A	—
Total	$8,877		$1,143	$2,714		$226

2017
Saehan Bank (acquired by Wilshire)	$2,940	2030	$226	$2,940	2030	$226
Korea First Bank of New York	991	2019	497	—	N/A	—
Pacific International Bank	6,089	2032	420	—	N/A	—
Total	$10,020		$1,143	$2,940		$226

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2014. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2011, 2012 and 2013 tax years. Wilshire Bancorp Inc. is currently under examination by the FTB for the 2011, 2012, and 2013 tax years. While the outcomes of the examinations are unknown, the Company does not expect any material adjustments.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows:

	At December 31,
	2018	2017
	(Dollars in thousands)
Balance at January 1,	$2,125	$2,187
Additions based on tax positions related to prior years	247	3
Expiration of the statute of limitations for assessment of taxes	—	—
Settlements with taxing authorities	(58)	(65)
Balance at December 31,	$2,314	$2,125
The total amount of unrecognized tax benefits was $2.3 million at December 31, 2018 and $2.1 million at December 31, 2017 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $2.2 million and $1.9 million at December 31, 2018 and 2017, respectively. The Company expects the total amount of unrecognized tax benefits to decrease by $2.3 million within the next twelve months due to settlement with the state tax authority.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $470 thousand and $348 thousand for interest and penalties accrued at December 31, 2018 and 2017, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	STOCK-BASED COMPENSATION
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
The 2016 plan has 1,111,396 shares available for future grants as of December 31, 2018.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or awarding the appropriate number of shares. For the year ended December 31, 2018, 277,725 shares of restricted and performance unit awards were granted under the 2016 Plan. The fair value of performance unit awards granted is the fair market value of the Company’s common stock on the date of grant. In 2018 and 2017, there were no stock options granted during the year and in 2016 there were 1,281,552, options were granted.
The following is a summary of stock option activity under the 2016 Plan for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2018	1,075,423	$15.06
Granted	—	—
Exercised	(57,198)	7.88		$576,396
Expired	(11,594)	16.11
Forfeited	(24,000)	17.18
Outstanding - December 31, 2018	982,631	$15.41	6.48	$720,633
Options exercisable - December 31, 2018	777,621	$15.01	6.21	$720,633

For stock options exercised during the year ended December 31, 2018, the Company received cash totaling $451 thousand and the related tax benefit from the stock option exercises totaled $944 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of restricted and performance unit activity under the 2016 Plan for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2018	379,419	$16.50
Granted	277,725	16.25
Vested	(152,887)	16.48
Forfeited	(25,366)	16.43
Outstanding - December 31, 2018	478,891	$16.37

The total fair value of restricted and performance units vested for the year ended December 31, 2018, 2017, and 2016 was $2.7 million, $2.7 million, and $1.9 million respectively.
The amount charged against income related to stock based payment arrangements was $3.7 million, $3.2 million, and $3.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $13.3 million and is expected to be recognized over a remaining weighted average vesting period of 2.5 years.
The estimated annual stock-based compensation expense as of December 31, 2018 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(Dollars in thousands)
For the year ended December 31:
2019	$5,605
2020	5,929
2021	1,569
2022	175
2023	59
Total	$13,337

On August 21, 2017, the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares in the Company on behalf of the participating employees at a 10% discount from the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock based compensation expenses. The compensation expense for ESPP for the year ended December 31, 2018 was $165 thousand. The Company did not have any compensation expenses for the ESPP in 2017 or 2016.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan— The Company established a deferred compensation plan that permits eligible officers, key executives, and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2018 and 2017 amounted to $1.0 million and $1.1 million, respectively, which are included in other liabilities in the consolidated statements of financial condition. Interest expense recognized under the deferred compensation plan totaled $22 thousand, $21 thousand, and $23 thousand for 2018, 2017, and 2016, respectively.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only two NEOs are currently participating in the LTIP. The Company accrued $510 thousand, $455 thousand, and $418 thousand in 2018, 2017, and 2016, respectively.
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
401(k) Savings Plan— The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The Company matches 75% of the first 8% of the employee’s compensation contributed. Employer matching is vested 25% after 2 years of service, 50% after 3 years of service, 75% after 4 years of service, and 100% after 5 or more years of service. Total employer contributions to the plan amounted to approximately $5.2 million, $4.4 million and $2.6 million for 2018, 2017 and 2016, respectively.
Post-Retirement Benefit Plans— In 2016, the Company assumed Wilshire’s Survivor Income Plan which was adopted in 2003 for the benefit of the directors and officers of the bank in order to encourage their continued employment and service, and to reward them for their past contributions. Wilshire had also entered into separate Survivor Income Agreements with officers and directors relating to the Survivor Income Plan. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant’s election to participate, which base amount increases three percent per calendar year, but only until normal retirement age, which is 65. If the participant remains employed after age 65, the death benefit will be fixed at the amount determined at age 65. If a participant has attained age 65 prior to becoming a participant in the Survivor Income Plan, the death benefit shall be equal to the base amount set forth in their election to participate with no increases. The Company is obligated to pay any death benefit owed under the Survivor Income Plan in a lump sum within 90 days following the participant’s death.
In 2011, the Company assumed Center Bank’s Survivor Income Plan which was adopted in 2004 for the benefit of the directors and officers of the bank in order to encourage their continued employment and service, and to reward them for their past contributions. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant’s election to participate. The Company is obligated to pay any death benefit owed under the Survivor Income Plan in a lump sum within 90 days following the participant’s death.
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Bank and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, the Bank would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2018, 2017, and 2016 was $6.9 million, $7.8 million, and $6.6 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its premises under non-cancelable operating leases, and at December 31, 2018, the future minimum rental commitments under these leases are as follows:

December 31, 2018
(Dollars in thousands)
2019	$14,968
2020	13,008
2021	12,090
2022	7,964
2023	5,788
Thereafter	19,338
$73,156

Operating lease expense recorded under such leases in 2018, 2017, and 2016 amounted to approximately $19.6 million, $17.8 million, and $14.7 million, respectively.
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2018 and has taken into consideration the views of such counsel as to the outcome of the claims. Accrued loss contingencies for all legal claims totaled approximately $755 thousand and $414 thousand at December 31, 2018 and December 31, 2017, respectively. It is reasonably possible the Company may incur losses in addition to the amounts the Company has accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, the Company believes have little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.
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
Commitments at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Commitments to Fund Low Income Housing Partnership Investments	$46,507	$38,467
Unused Credit Extensions	1,712,032	1,526,981
Standby Letters of Credit	69,763	74,748
Other Commercial Letters of Credit	65,822	74,147
	$1,894,124	$1,714,343

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its consolidated statements of financial condition as of December 31, 2018 and 2017.
Mortgage-Banking Derivatives
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2018, the Company had approximately $874 thousand in interest rate lock commitments and $874 thousand in total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2017, the Company had approximately $4.8 million in interest rate lock commitments and $4.8 million in total forward sales commitments.

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
Equity Investments With Readily Determinable Fair Value
The fair value of the Company’s equity investments with readily determinable fair value is comprised of mutual funds and equity stock. The fair value for these investments is obtained from unadjusted quoted prices in active markets on the date of measurement and is therefore classified as Level 1.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans and the underlying collateral. For commercial and industrial and asset backed loans, independent valuations may include a 20-60% discount for accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$895,122	$—	$895,122	$—
Mortgage-backed securities:
Residential	402,605	—	402,605	—
Commercial	469,126	—	469,126	—
Corporate securities	3,826	—	3,826	—
Municipal securities	75,586	—	74,527	1,059
Equity investments with readily determinable fair value	23,405	23,405	—	—
Interest rate swaps	7,059	—	7,059	—
Mortgage banking derivatives	10	—	10	—

Liabilities:
Interest rate swaps	7,059	—	7,059	—
Mortgage banking derivatives	3	—	3	—

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$838,709	$—	$838,709	$—
Mortgage-backed securities:
Residential	471,214	—	471,214
Commercial	301,365	—	301,365
Corporate securities	4,475	—	4,475	—
Municipal securities	82,537	—	81,429	1,108
Mutual funds	21,957	21,957	—	—
Interest rate swaps	4,506	—	4,506	—
Mortgage banking derivatives	33	—	33	—

Liabilities:
Interest rate swaps	4,506	—	4,506	—
Mortgage banking derivatives	5	—	5	—
There were no transfers between Level 1, 2, and 3 during the period ended December 31, 2018 and 2017.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017
	(Dollars in thousands)
Beginning Balance, January 1	$1,108	$1,139
Total losses included in other comprehensive income	(49)	(31)
Ending Balance, December 31	$1,059	$1,108

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO. Assets measured at fair value on a non-recurring basis at December 31, 2018 and 2017 are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$9,379	$—	$—	$9,379
Commercial business	9,951	—	—	9,951
Consumer	66	—	—	66
Other real estate owned	5,659	—	—	5,659

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$6,086	$—	$—	$6,086
Commercial business	3,320	—	—	3,320
Consumer	84	—	—	84
Other real estate owned	5,615	—	—	5,615

For assets measured at fair value on a non-recurring basis, the total net (losses) gains which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized in 2018 and 2017 are summarized below:

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(4,511)	$(2,552)
Commercial business	(322)	(5,424)
Trade finance	(364)	(1,187)
Consumer	(1,155)	(912)
Loans held for sale, net	—	12
Other real estate owned	823	(1,962)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurement
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$459,606	$459,606	Level 1
Interest bearing deposits in other financial institutions	29,409	29,374	Level 2/3
Equity investments without readily determinable fair values	26,430	26,430	Level 2
Loans held for sale	25,128	25,943	Level 2
Loans receivable—net	12,005,558	11,913,906	Level 3
FHLB stock	25,461	N/A	N/A
Accrued interest receivable	32,225	32,225	Level 2/3
Servicing assets, net	23,132	24,762	Level 3
Customers’ liabilities on acceptances	2,281	2,281	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,022,633	$3,022,633	Level 2
Saving and other interest bearing demand deposits	3,262,399	3,262,399	Level 2
Time deposits	5,870,624	5,889,030	Level 2
FHLB advances	821,280	810,812	Level 2
Convertible debt	194,543	180,525	Level 1
Subordinated debentures	101,929	116,542	Level 2
Accrued interest payable	31,374	31,374	Level 2
Acceptances outstanding	2,281	2,281	Level 2

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurement
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$492,000	$492,000	Level 1
Interest bearing deposits in other financial institutions and other investments	53,366	52,960	Level 2/3
Loans held for sale	29,661	32,048	Level 2
Loans receivable—net	11,018,034	11,112,179	Level 3
FHLB stock	29,776	N/A	N/A
Accrued interest receivable	29,979	29,979	Level 2/3
Servicing assets, net	24,710	27,511	Level 3
Customers’ liabilities on acceptances	1,691	1,691	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,998,734	$2,998,734	Level 2
Saving and other interest bearing demand deposits	3,573,212	3,573,212	Level 2
Time deposits	4,274,663	4,263,585	Level 2
FHLB advances	1,157,693	1,220,529	Level 2
Federal funds purchased	69,900	69,900	Level 2
Subordinated debentures	100,853	100,853	Level 2
Accrued interest payable	15,961	15,961	Level 2
Acceptances outstanding	1,691	1,691	Level 2

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
The methods and assumptions used to estimate fair value are described as follows:
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, equity investments without readily determinable fair values, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings and variable rate loans or deposits that reprice frequently and fully. For loans the fair value is determined through a discounted cash flow analysis which incorporates probability of default and loss given default rates on an individual loan basis. The discount rate is based on the LIBOR Swap Rate for fixed rate loans, while variable loans start with the corresponding index rate and an adjustment was made on certain loans which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Residential real estate loans fair values included Fannie Mae and Freddie Mac prepayment speed assumptions or a third party index based on historical prepayment speeds. Fair value of time deposits is based discounted cash flow analysis using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposits fair values incorporated brokered time deposit offering rates. The fair value of the Company’s debt is based on current rates for similar financing. Fair value for the Company’s convertible notes is based on the actual last traded price of the notes. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	DERIVATIVE FINANCIAL INSTRUMENTS
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
At December 31, 2018 and 2017, the following interest rate swaps related to the Company’s loan hedging program were outstanding:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$36,972	$103,363
Weighted average remaining term (years)	6.4	8.2
Received fixed rate (weighted average)	5.12%	4.57%
Pay variable rate (weighted average)	4.56%	3.63%
Estimated fair value	$868	$834

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$237,916	$170,794
Weighted average remaining term (years)	6.8	6.7
Received variable rate (weighted average)	4.36%	4.20%
Pay fixed rate (weighted average)	4.69%	3.80%
Estimated fair value	$6,191	$3,672

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$36,972	$103,363
Weighted average remaining term (years)	6.4	8.2
Received fixed rate (weighted average)	4.56%	3.63%
Pay variable rate (weighted average)	5.12%	4.57%
Estimated fair value	$868	$834

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$237,916	$170,794
Weighted average remaining term (years)	6.8	6.7
Received variable rate (weighted average)	4.69%	3.80%
Pay fixed rate (weighted average)	4.36%	4.20%
Estimated fair value	$6,191	$3,672

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2018 and December 31, 2017, the Company had approximately $874 thousand and $4.8 million in interest rate lock commitments, respectively, and $874 thousand and $4.8 million, respectively, in total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	December 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$874	$10	$4,795	$25
Forward sale contracts related to mortgage banking:	$—	$—	$2,452	$8

Liabilities:
Interest rate lock commitments	$—	$—	$—	$—
Forward sale contracts related to mortgage banking:	$874	$3	$2,343	$5

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	STOCKHOLDERS’ EQUITY
Total stockholders’ equity at December 31, 2018 was $1.90 billion, compared to $1.93 billion at December 31, 2017.
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
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock. During the second and third quarter of 2018, the Company repurchased 5,565,696 shares of common stock totaling $100.0 million as part of the share repurchase program which was recorded as treasury stock. On September 20, 2018, the Company’s Board of Directors approved another approved another share repurchase program that authorizes the Company to repurchase an additional $50 million of its common stock. During the fourth quarter of 2018, the Company repurchased 3,436,757 shares of common stock totaling $50.0 million as part of the second share repurchase program which was recorded as treasury stock. Altogether the Company repurchased $150.0 million in stock which reduced the Company’s stockholders equity during the year ended December 31, 2018.
Warrants
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions. The Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock and repurchased this warrant for $1.2 million. As of December 31, 2018, there were no outstanding warrants to purchase the Company’s stock as the last remaining warrant held by the Treasury Department expired on December 12, 2018.
Dividends
The Company’s Board of Directors approved and the Company paid quarterly dividends of $0.13 per common share for the first and second quarter of 2018 and paid dividends of $0.14 per common shares for the third and fourth quarter of 2018. The Company paid aggregate dividends of $71.6 million to common stockholders in 2018. The Company’s Board of Directors paid quarterly dividends of $0.12 per common share for the first and second quarter of 2017 and $0.13 per common share for the third and fourth quarters of 2017. The Company paid aggregate dividends of $67.7 million to common stockholders during 2017.
Accumulated Other Comprehensive Loss
The following table presents the changes to accumulated other comprehensive loss for the years ended December 31, 2018, 2017, and 2016:

	December 31, 2018	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Balance at beginning of period	$(21,781)	$(14,657)	$(1,832)
Unrealized losses on securities available for sale	(16,201)	(5,796)	(21,273)
Reclassification adjustments for gains realized in income	—	(301)	(950)
Tax effect	4,996	2,570	9,398
Total other comprehensive loss	(11,205)	(3,527)	(12,825)
Reclassification to retained earnings due to the tax reform	—	(3,597)	—
Reclassification to retained earnings per ASU 2016-01	281	—	—
Balance at end of period	$(32,705)	$(21,781)	$(14,657)
As permitted by ASU 2018-02, the Company made the election to reclassify $3.6 million in disproportionate tax effects in accumulated other comprehensive income that resulted from the reduction in corporate tax rates as a result of the Tax Act to retained earnings for the year ended December 31, 2017. The Tax Act, which was enacted on December 22, 2017 and was effective staring January 1, 2018, permanently reduced the corporate tax rate from 35% to 21%. The disproportionate tax effect was a result of the re-evaluation of the Company’s deferred tax assets related to unrealized losses on investment securities available for sale at the lower tax rate.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available for sale securities and accounts for these investments as equity investments with changes to fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $281 thousand in net unrealized losses included in other comprehensive income, net of taxes to retained earnings on January 1, 2018. For the twelve months ended December 31, 2018, there were no other reclassifications out of accumulated other comprehensive loss. For the twelve months ended December 31, 2017 and 2016, $301 thousand and $950 thousand, respectively, was reclassified out of accumulated other comprehensive loss to reflect the gain on sale and call of securities.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material and adverse effect on the Company’s and the Bank’s business, financial condition and results of operations, such as restrictions on growth or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.
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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016 and increases 0.625% annually until 2019. As of December 31, 2018, the capital conservation buffer for the Company stood at 1.875%.

As of December 31, 2018, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of December 31, 2018 and 2017, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,458,344	11.44%	$573,723	4.50%	$812,774	6.375%	N/A	N/A
Bank	$1,737,092	13.63%	$573,699	4.50%	$812,740	6.375%	$828,677	6.50%
Total capital (to risk-weighted assets):
Company	$1,649,664	12.94%	$1,019,952	8.00%	$1,259,004	9.875%	N/A	N/A
Bank	$1,830,385	14.36%	$1,019,910	8.00%	$1,258,951	9.875%	$1,274,887	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,556,371	12.21%	$764,964	6.00%	$1,004,015	7.875%	N/A	N/A
Bank	$1,737,092	13.63%	$764,932	6.00%	$812,740	7.875%	$1,019,910	8.00%
Tier I capital (to average assets):
Company	$1,556,371	10.55%	$590,176	4.00%	N/A	N/A	N/A	N/A
Bank	$1,737,092	11.76%	$590,639	4.00%	N/A	N/A	$738,299	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,471,193	12.30%	$538,435	4.50%	$688,000	5.75%	N/A	N/A
Bank	$1,548,401	12.95%	$538,178	4.50%	$687,672	5.75%	$777,368	6.50%
Total capital (to risk-weighted assets):
Company	$1,653,521	13.82%	$957,217	8.00%	$1,106,782	9.25%	N/A	N/A
Bank	$1,633,778	13.66%	$956,761	8.00%	$1,106,255	9.25%	$1,195,951	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,568,144	13.11%	$717,913	6.00%	$867,478	7.25%	N/A	N/A
Bank	$1,548,401	12.95%	$717,571	6.00%	$687,672	7.25%	$956,761	8.00%
Tier I capital (to average assets):
Company	$1,568,144	11.54%	$543,528	4.00%	N/A	N/A	N/A	N/A
Bank	$1,548,401	11.40%	$543,441	4.00%	N/A	N/A	$679,301	5.00%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	REVENUE RECOGNITION
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
Service charges on deposit accounts and wire transfers are summarized below:

	For the Year Ended December 31,
	2018	2017*
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$1,772	$1,786
Customer analysis charges	7,825	8,583
NSF charges	7,986	9,205
Other service charges	906	981
Total noninterest bearing deposit account income	18,489	20,555

Interest bearing deposit account income:
Monthly service charges	62	64

Total service fees on deposit accounts	$18,551	$20,619

Wire transfer fee income:
Wire transfer fees	$4,463	$4,638
Foreign exchange fees	471	419
Total wire transfer fees	$4,934	$5,057
__________________________________
* Noninterest income for the year ended December 31, 2017 was recognized in accordance with ASC 605, prior to the adoption of ASC 606.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OREO Income (Expense)
OREO are often sold in transactions that, under ASU 2014-09, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. The Company recognized a net gain on sale of OREO of $408 thousand and $79 thousand for the year ended December 31, 2018 and 2017, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	EARNINGS PER SHARE (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company’s earnings. For the years ended December 31, 2018 and 2017, stock options and restricted shares awards of approximately 617 thousand and 443 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were considered anti-dilutive. Additionally, warrants to purchase 20,379 of common stock (related to the TARP Capital Purchase Plan) were anti-dilutive and excluded for the year ended December 31, 2017. There were no warrants outstanding at December 31, 2018.
During the second quarter of 2018, the Company issued $217.5 million in convertible notes. The convertible notes can be converted to the Company’s shares of common stock at a rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the year ended December 31, 2018, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the year ended December 31, 2018.
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock, and on September 20, 2018 approved another share repurchase program that authorized the Company to repurchase up to an additional $50.0 million in common stock. During the year ended December 31, 2018, the Company repurchased 9,002,453 shares of common stock totaling $150.0 million. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding.
The following table shows the computation of basic and diluted EPS for the years ended December 31, 2018, 2017, and 2016:

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
2018
Basic EPS - common stock	$189,589	131,716,726	$1.44
Effect of dilutive securities:
Stock options, restricted stock, performance awards, and ESPP shares		237,466
Diluted EPS - common stock	$189,589	131,954,192	$1.44

2017
Basic EPS - common stock	$139,445	135,348,938	$1.03
Effect of dilutive securities:
Stock options, restricted stock, and performance awards		336,031
Diluted EPS - common stock	$139,445	135,684,969	$1.03

2016
Basic EPS - common stock	$113,747	103,289,059	$1.10
Effect of dilutive securities:
Stock options, restricted stock, and performance awards		241,259
Diluted EPS - common stock	$113,747	103,530,318	$1.10

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	SERVICING ASSETS
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
The changes in net servicing assets for the year ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$24,710	$26,457
Additions through originations of servicing assets	6,157	5,492
Amortization	(7,735)	(7,239)
Balance at end of period	$23,132	$24,710
Total servicing assets at December 31, 2018 totaled $23.1 million and was comprised of $18.7 million in SBA servicing assets and $4.4 million in mortgage related servicing assets. At December 31, 2017, servicing assets totaled $24.7 million, comprised of $22.2 million in SBA servicing assets and $2.5 million in mortgage related servicing assets.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at December 31, 2018 and December 31, 2017 are presented below.

	December 31, 2018	December 31, 2017
	Range	Range
SBA Servicing Assets:
Weighted-average discount rate	10.42% ~ 11.52%	10.13% ~ 11.13%
Constant prepayment rate	9.51% ~ 11.09%	7.50% ~ 12.50%
Mortgage Servicing Assets:
Weighted-average discount rate	10.13% ~ 10.38%	9.50% ~ 9.66%
Constant prepayment rate	6.51% ~ 7.69%	7.71% ~ 9.13%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed financial statements of only the parent company, Hope Bancorp, as of December 31, 2018 and 2017:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$12,593	$13,327
Equity investments	525	—
Other assets	5,704	10,763
Investment in bank subsidiary	2,181,959	2,005,462
TOTAL ASSETS	$2,200,781	$2,029,552
LIABILITIES:
Convertible notes, net	$194,543	$—
Subordinated debentures	101,929	100,853
Accounts payable and other liabilities	1,098	444
Total liabilities	297,570	101,297
STOCKHOLDERS’ EQUITY	1,903,211	1,928,255
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,200,781	$2,029,552

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	(12,153)	(5,089)	(2,927)
Noninterest income	525	—	—
Other operating expense	(4,855)	(5,988)	(9,826)
Equity in earnings of bank subsidiary	201,162	146,397	121,996
Income before income tax benefit	184,679	135,320	109,243
Income tax benefit	4,910	4,125	4,504
Net income	189,589	139,445	113,747
Other comprehensive loss, net of tax	(11,205)	(3,527)	(12,825)
Comprehensive income	$178,384	$135,918	$100,922

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$189,589	$139,445	$113,747
Adjustments to reconcile net income to net cash from operating activities:
Amortization	4,118	1,045	558
Stock-based compensation expense	300	523	—
Net gain on equity investments	(525)	—	—
Change in other assets	4,534	665	2,172
Change in accounts payable and other liabilities	653	(17)	(119)
Equity in undistributed earnings of bank subsidiary	(191,161)	(76,397)	(77,996)
Net cash from operating activities	7,508	65,264	38,362
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired through the merger	—	—	13,248
Net cash from investing activities	—	—	13,248
CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of additional stock pursuant to various stock plans	469	1,865	—
Proceeds from convertible notes, net of issuance fees	212,920	—	—
Repurchase of shares of treasury stock	(150,000)	—	—
Payments of cash dividends	(71,631)	(67,661)	(42,493)
Net cash used in financing activities	(8,242)	(65,796)	(42,493)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(734)	(532)	9,117
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,327	13,859	4,742
CASH AND CASH EQUIVALENTS, END OF YEAR	$12,593	$13,327	$13,859

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	2018 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$150,410	$159,910	$167,826	$172,026
Interest expense	30,342	37,091	44,679	50,133
Net interest income before provision for loan losses	120,068	122,819	123,147	121,893
Provision for loan losses	2,500	2,300	7,300	2,800
Net interest income after provision for loan losses	117,568	120,519	115,847	119,093
Noninterest income	19,850	15,269	13,447	11,614
Noninterest expense	68,453	71,629	67,455	70,189
Income before income tax provision	68,965	64,159	61,839	60,518
Income tax provision	17,733	16,629	15,461	16,069
Net income	$51,232	$47,530	$46,378	$44,449

Basic earnings per common share	$0.38	$0.36	$0.36	$0.35
Diluted earnings per common share	$0.38	$0.36	$0.36	$0.35

	2017 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$132,743	$138,533	$147,643	$153,185
Interest expense	17,838	21,713	24,380	26,793
Net interest income before provision for loan losses	114,905	116,820	123,263	126,392
Provision for loan losses	5,600	2,760	5,400	3,600
Net interest income after provision for loan losses	109,305	114,060	117,863	122,792
Noninterest income	17,603	16,115	16,246	16,451
Noninterest expense	67,699	64,037	61,837	73,028
Income before income tax provision	59,209	66,138	72,272	66,215
Income tax provision	22,999	25,451	27,708	48,231
Net income	$36,210	$40,687	$44,564	$17,984

Basic earnings per common share	$0.27	$0.30	$0.33	$0.13
Diluted earnings per common share	$0.27	$0.30	$0.33	$0.13