Form 10-Q
period 2019-03-31
HOPE BANCORP INC
filed 2019-05-03
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
Commission File Number: 000-50245
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 1, 2019, there were 126,663,405 outstanding shares of Hope Bancorp, Inc. common stock, $0.001 par value per share.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$211,223	$219,366
Interest bearing cash in other banks	401,661	240,240
Total cash and cash equivalents	612,884	459,606
Interest bearing deposits in other financial institutions	30,141	29,409
Securities available for sale, at fair value	1,818,343	1,846,265
Equity investments	50,873	49,835
Loans held for sale, at the lower of cost or fair value	921	25,128
Loans receivable, net of allowance for loan losses of $94,217 and $92,557 at March 31, 2019 and December 31, 2018, respectively	11,959,787	12,005,558
Other real estate owned (“OREO”), net	6,258	7,754
Federal Home Loan Bank (“FHLB”) stock, at cost	21,580	25,461
Premises and equipment, net	53,218	53,794
Accrued interest receivable	34,831	32,225
Deferred tax assets, net	39,352	50,913
Customers’ liabilities on acceptances	1,896	2,281
Bank owned life insurance (“BOLI”)	75,586	75,219
Investments in affordable housing partnerships	89,078	92,040
Operating lease right-of-use assets, net	62,360	—
Goodwill	464,450	464,450
Core deposit intangible assets, net	13,504	14,061
Servicing assets, net	21,407	23,132
Other assets	42,200	48,821
Total assets	$15,398,669	$15,305,952

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$2,948,751	$3,022,633
Interest bearing:
Money market and NOW accounts	3,086,920	3,036,653
Savings deposits	223,562	225,746
Time deposits	5,989,963	5,870,624
Total deposits	12,249,196	12,155,656
FHLB advances	720,000	821,280
Convertible notes, net	195,754	194,543
Subordinated debentures	102,201	101,929
Accrued interest payable	37,511	31,374
Acceptances outstanding	1,896	2,281
Operating lease liabilities	62,833	—
Commitments to fund investments in affordable housing partnerships	40,709	46,507
Other liabilities	42,358	49,171
Total liabilities	$13,452,458	$13,402,741
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at March 31, 2019 and December 31, 2018: issued and outstanding 135,638,037 and 126,635,584 shares, respectively, at March 31, 2019, and issued and outstanding 135,642,365 and 126,639,912 shares, respectively, at December 31, 2018	$136	$136
Additional paid-in capital	1,424,029	1,423,405
Retained earnings	687,404	662,375
Treasury stock, at cost; 9,002,453 shares at March 31, 2019 and December 31, 2018	(150,000)	(150,000)
Accumulated other comprehensive loss, net	(15,358)	(32,705)
Total stockholders’ equity	1,946,211	1,903,211
Total liabilities and stockholders’ equity	$15,398,669	$15,305,952

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$158,136	$137,943
Interest on securities	12,319	10,101
Interest on other investments	2,675	2,366
Total interest income	173,130	150,410
INTEREST EXPENSE:
Interest on deposits	46,847	24,849
Interest on FHLB advances	2,614	4,069
Interest on other borrowings and convertible notes	4,061	1,424
Total interest expense	53,522	30,342
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	119,608	120,068
PROVISION FOR LOAN LOSSES	3,000	2,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	116,608	117,568
NONINTEREST INCOME:
Service fees on deposit accounts	4,317	4,801
International service fees	933	1,020
Loan servicing fees, net	730	1,579
Wire transfer fees	1,089	1,207
Net gains on sales of SBA loans	—	3,450
Net gains on sales of other loans	741	1,196
Other income and fees	3,612	6,597
Total noninterest income	11,422	19,850
NONINTEREST EXPENSE:
Salaries and employee benefits	40,429	39,385
Occupancy	7,677	7,239
Furniture and equipment	3,446	3,721
Advertising and marketing	2,062	2,299
Data processing and communications	2,956	3,495
Professional fees	5,380	3,106
Investments in affordable housing partnerships expenses	2,881	2,630
FDIC assessments	1,551	1,767
Credit related expenses	678	772
OREO expense, net	(152)	(104)
Other	3,925	4,143
Total noninterest expense	70,833	68,453
INCOME BEFORE INCOME TAXES	57,197	68,965
INCOME TAX PROVISION	14,439	17,733
NET INCOME	$42,758	$51,232
EARNINGS PER COMMON SHARE
Basic	$0.34	$0.38
Diluted	$0.34	$0.38

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net income	$42,758	$51,232
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities available for sale	24,597	(24,645)
Change in unrealized net holding gains (losses) on interest only strips	69	(4)
Tax effect	(7,319)	7,509
Other comprehensive income (loss), net of tax	17,347	(17,140)
Total comprehensive income	$60,105	$34,092

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2018	135,511,891	$136	$1,405,014	$544,886	$—	$(21,781)	$1,928,255
Reclassification of unrealized losses on equity investments to retained earnings - ASU 2016-01				(469)		281	(188)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	4,228		112				112
Stock-based compensation			680				680
Cash dividends declared on common stock ($0.13 per share)				(17,618)			(17,618)
Comprehensive income:
Net income				51,232			51,232
Other comprehensive loss						(17,140)	(17,140)
BALANCE, MARCH 31, 2018	135,516,119	$136	$1,405,806	$578,031	$—	$(38,640)	$1,945,333

BALANCE, JANUARY 1, 2019	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	(4,328)		3				3
Stock-based compensation			621				621
Cash dividends declared on common stock ($0.14 per share)				(17,729)			(17,729)
Comprehensive income:
Net income				42,758			42,758
Other comprehensive income						17,347	17,347
BALANCE, MARCH 31, 2019	126,635,584	$136	$1,424,029	$687,404	$(150,000)	$(15,358)	$1,946,211

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,758	$51,232
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	1,494	(2,077)
Stock-based compensation expense	815	953
Provision for loan losses	3,000	2,500
Credit for unfunded loan commitments	—	(200)
Valuation adjustment of OREO	60	—
Net gains on sales of SBA and other loans	(741)	(4,646)
Earnings on BOLI	(367)	(387)
Net change in fair value of derivatives	(39)	(19)
Net losses on sale and disposal of premises and equipment	13	33
Net gains on sales of OREO	(3)	(72)
Net change in fair value of equity investments with readily determinable fair value	(912)	(3,519)
Losses on investments in affordable housing partnership	2,886	2,546
Net change in deferred income taxes	4,241	4,442
Proceeds from sales of loans held for sale	36,919	92,850
Originations of loans held for sale	(17,465)	(90,004)
Originations of servicing assets	(327)	(1,716)
Net change in accrued interest receivable	(2,606)	825
Net change in other assets	3,782	11,515
Net change in accrued interest payable	6,137	3,653
Net change in other liabilities	(6,813)	(15,656)
Net cash provided by operating activities	72,832	52,253
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of interest bearing deposits in other financial institutions	(3,430)	(1,323)
Redemption of interest bearing deposits in other financial institutions	2,698	1,225
Purchase of securities available for sale	—	(77,531)
Proceeds from matured, called, or paid-down securities available for sale	50,923	49,850
Proceeds from sales of other loans held for sale previously classified as held for investment	33,644	6,296
Net change in loans receivable	22,561	(188,437)
Proceeds from sales of OREO	1,632	1,202
Purchase of FHLB stock	(155)	810
Redemption of FHLB stock	4,036	—
Purchase of premises and equipment	(1,541)	(2,302)
Proceeds from BOLI death benefits	256	—
Investments in affordable housing partnerships	(5,798)	(2,972)
Net cash provided by (used in) investing activities	104,826	(213,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	93,540	663,961
Proceeds from FHLB advances	175,000	—
Repayment of FHLB advances	(275,000)	(295,000)
Repayment of federal funds purchased	—	(69,900)
Cash dividends paid on common stock	(17,729)	(17,618)
Taxes paid in net settlement of restricted stock	(194)	(273)
Issuance of additional stock pursuant to various stock plans	3	112
Net cash (used in) provided by financing activities	(24,380)	281,282
NET CHANGE IN CASH AND CASH EQUIVALENTS	153,278	120,353
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	459,606	492,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$612,884	$612,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$47,182	$26,773
Income taxes paid	$1,730	$1,249
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$—	$806
Transfer from loans receivable to loans held for sale	$33,390	$6,155
Transfer from loans held for sale to loans receivable	$5,181	$43
Transfer of available for sale securities to equity investments with adoption of ASU 2016-01	$—	$21,957
Lease liabilities arising from obtaining right-of-use assets	$62,833	$—
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of March 31, 2019, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.	Basis of Presentation
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition as of December 31, 2018 which was from the audited financial statements included in the Company’s 2018 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2019 and December 31, 2018 and the results of operations for the three months ended March 31, 2019 and 2018. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2018 Annual Report on Form 10-K.
Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Subsequently, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases Topic 842, Targeted Improvements”, and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, to provide additional clarification, implementation, and transition guidance on certain aspects of ASU 2016-02. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under ASU 2016-02, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02, ASU 2018-10, ASU 2018-11, and ASU 2018-20 were effective for fiscal years beginning after December 15, 2018. The Company adopted Topic 842 on January 1, 2019. The Company elected the transition option provided in ASU 2018-11 and the modified retrospective approach was applied on January 1, 2019. The Company did not have any amounts recorded for the cumulative adjustment to the opening balance of retained earnings. As permitted by ASU 2016-02, the Company elected the following practical expedients: lease classifications under ASC 840 were grandfathered in, the Company did not re-evaluate embedded leases, the Company did not reassess initial direct costs, the option not to separate lease and non-lease components and instead accounted for them as a single lease component, and exercised the option not to recognize right-of-use assets and lease liabilities that arose from short-term leases (i.e., leases with terms of twelve months or less). At January 1, 2019, the Company had a total of 96 operating leases resulting in the recognition of $64.3 million in right-of-use assets and related lease liabilities totaling $64.3 million. See Note 8, “Leases” for further details.

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. ASU 2017-08 was issued to amend the amortization period for certain callable debt securities held at a premium. ASU 2017-08 shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). ASU 2017-08 does not impact securities purchased at a discount, which continue to be amortized to maturity. ASU 2017-08 was effective for annual period beginning after December 15, 2018. The Company adopted ASU 2017-08 on January 1, 2019. The adoption of ASU 2017-08 did not have an impact to the Company consolidated financial statements as the premiums on purchased callable debt securities were already being amortized to the earliest call date.
In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting”. ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  Under ASU 2018-07, the accounting for share-based payments for nonemployees and employees are substantially the same. ASU supersedes Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees”. ASU 2018-07 was effective for annual period beginning after December 15, 2018. The Company adopted ASU 2018-07 on January 1, 2019. Although the Company’s stock compensation plan allows for the stock compensation to nonemployees, the Company historically has not granted stock compensation to nonemployees. Therefore, the adoption of ASU 2018-07 did not have an impact to the Company’s consolidated financial statements .
Pending Accounting Pronouncements
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
Recent Accounting Pronouncements
In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842)”. ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. ASU 2019-01 also requires lessors within the scope of Topic 842, Financial Services-Depository Lending, to present all “principal payments received under leases” within investing activities on the Consolidated Statements of Cash Flows. In addition, ASU 2019-01 exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. An entity should apply the amendments as of the date that it first applied Topic 842, using the same transition methodology in accordance with paragraph 842-10-65-1(c). The Company adopted Topic 842 on January 1, 2019 and applied the amendments in ASU 2019-01 as of the same date and it did not have a material impact on the Company’s consolidated financial statements as the Company is not a lessor.

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
Under the 2016 Plan, 772,010 shares were available for future grants as of March 31, 2019.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2016 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2016 Plan for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2019	982,631	$15.41
Granted	—	—
Exercised	—	—
Expired	(6,962)	15.79
Forfeited	(18,000)	17.18
Outstanding - March 31, 2019	957,669	$15.37	6.16	$850
Options exercisable - March 31, 2019	770,659	$15.00	5.91	$850

The following is a summary of restricted stock and performance unit activity under the 2016 Plan for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2019	478,891	$16.37
Granted	384,854	13.67
Vested	(24,956)	15.57
Forfeited	(28,075)	16.31
Outstanding (unvested) - March 31, 2019	810,714	$15.11

The total fair value of restricted stock and performance units vested for the three months ended March 31, 2019 and 2018 was $347 thousand and $476 thousand, respectively.
In 2017, the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares in the Company on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expenses. The compensation expense for ESPP during the three months ended March 31, 2019 and 2018 was $33 thousand and $148 thousand, respectively.
The total amount charged against income related to stock-based payment arrangements, including ESPP, was $815 thousand and $953 thousand for the three months ended March 31, 2019 and 2018, respectively. The income tax benefit recognized was approximately $206 thousand and $245 thousand for the three months ended March 31, 2019 and 2018, respectively.
At March 31, 2019, the unrecognized compensation expense related to non-vested stock option grants was $381 thousand which is expected to be recognized over a weighted average vesting period of 2.40 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $8.9 million which is expected to be recognized over a weighted average vesting period of 2.13 years.

4.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended March 31, 2019 and 2018, stock options and restricted shares awards for 969,871 and 308,258 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan to purchase and 20,520 shares of common stock were anti-dilutive and excluded for the three months ended March 31, 2018. There were no warrants outstanding at March 31, 2019.
During the second quarter of 2018, the Company issued $217.5 million in convertible notes. The convertible notes can be converted to the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 11 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the three months ended March 31, 2019, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the three months ended March 31, 2019.
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock and on September 20, 2018, the Company’s Board of Directors approved another share repurchase program that authorized the Company to repurchase up to $50.0 million in common stock. During the year ended December 31, 2018, the Company repurchased 9,002,453 shares of common stock totaling$150.0 million. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding as of March 31, 2019 and December 31, 2018.
The following tables show the computation of basic and diluted EPS for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019			2018
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$42,758	126,640,464	$0.34	$51,232	135,518,705	$0.38
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		179,208			296,557
Diluted EPS - common stock	$42,758	126,819,672	$0.34	$51,232	135,815,262	$0.38

5.    Equity Investments
On January 1, 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets to retained earnings on January 1, 2018. Equity investments with readily determinable fair values at March 31, 2019, consisted of mutual funds and equity stock in other institutions in the amount of $21.7 million and $2.6 million, respectively and is included in “Equity investments” on the Consolidated Statements of Financial Condition. Equity investments with readily determinable fair values at December 31, 2018, consisted of mutual funds and equity stock in other institutions in the amount of $21.5 million and $1.9 million, respectively.
The change in fair value for equity investments with readily determinable fair values for the three months ended March 31, 2019 and 2018 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended,
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$912	$3,519
Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values	$912	$3,519

At March 31, 2019 and December 31, 2018, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At March 31, 2019, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the consolidated statements of financial condition was $26.6 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions investments, and $25.2 million in Community Reinvestment Act investments. At December 31, 2018, the total balance of equity investments without readily determinable fair values was $26.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.1 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three months ended March 31, 2019 and 2018.

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$883,525	$2,090	$(13,318)	$872,297
Mortgage-backed securities:
Residential	401,210	447	(7,116)	394,541
Commercial	474,979	4,159	(7,879)	471,259
Corporate securities	5,000	—	(1,014)	3,986
Municipal securities	76,385	839	(964)	76,260
Total investment securities available for sale	$1,841,099	$7,535	$(30,291)	$1,818,343

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$914,710	$1,541	$(21,129)	$895,122
Mortgage-backed securities:
Residential	415,659	47	(13,101)	402,605
Commercial	481,081	1,024	(12,979)	469,126
Corporate securities	5,000	—	(1,174)	3,826
Municipal securities	77,168	398	(1,980)	75,586
Total investment securities available for sale	$1,893,618	$3,010	$(50,363)	$1,846,265

As of March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At March 31, 2019 and December 31, 2018, $15.4 million and $32.7 million, respectively, in unrealized losses on securities available for sale net of taxes were included in accumulated other comprehensive loss. There were no reclassifications out of accumulated other comprehensive loss into earnings during the three months ended March 31, 2019 or 2018.

The amortized cost and estimated fair value of investment securities at March 31, 2019, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$750	$757
Due after one year through five years	19,602	19,845
Due after five years through ten years	25,759	26,205
Due after ten years	35,274	33,439
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	883,525	872,297
Mortgage-backed securities:
Residential	401,210	394,541
Commercial	474,979	471,259
Total	$1,841,099	$1,818,343

Securities with carrying values of approximately $358.6 million and $354.6 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of March 31, 2019
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	2	$21,338	$(17)	91	$681,210	$(13,301)	93	$702,548	$(13,318)
Mortgage-backed securities:
Residential*	—	—	—	44	351,534	(7,116)	44	351,534	(7,116)
Commercial*	1	5,756	(14)	25	295,061	(7,865)	26	300,817	(7,879)
Corporate securities	—	—	—	1	3,986	(1,014)	1	3,986	(1,014)
Municipal securities	8	4,051	(15)	11	23,135	(949)	19	27,186	(964)
Total	11	$31,145	$(46)	172	$1,354,926	$(30,245)	183	$1,386,071	$(30,291)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2018
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	1	$8,041	$(28)	93	$700,095	$(21,101)	94	$708,136	$(21,129)
Mortgage-backed securities:
Residential*	4	19,973	(37)	45	363,334	(13,064)	49	383,307	(13,101)
Commercial*	3	38,494	(218)	27	312,428	(12,761)	30	350,922	(12,979)
Corporate securities	—	—	—	1	3,826	(1,174)	1	3,826	(1,174)
Municipal securities	13	5,528	(83)	32	42,444	(1,897)	45	47,972	(1,980)
Total	21	$72,036	$(366)	198	$1,422,127	$(49,997)	219	$1,494,163	$(50,363)
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
All of the Company’s investment types had investments that were in a continuous unrealized loss position for twelve months or longer as of March 31, 2019. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had unrealized losses of $13.3 million at March 31, 2019, and total residential and commercial mortgage backed securities in a continuous loss position for twelve months or longer had total unrealized losses of $15.0 million. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on U.S. Government agencies and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Corporate securities that were in a continuous loss position for twelve months or longer had unrealized losses of $1.0 million at March 31, 2019. Municipal securities that were in a continuous loss position for twelve months or longer had unrealized losses of $949 thousand at March 31, 2019. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on U.S. Government sponsored collateralized mortgage obligations and mortgage backed securities, corporate securities, and municipal securities that were in an unrealized loss position at March 31, 2019.
The Company considers the losses on the investments in unrealized loss positions at March 31, 2019 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	March 31, 2019	December 31, 2018
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$49,633	$51,197
Commercial	8,396,364	8,395,327
Construction	269,837	275,076
Total real estate loans	8,715,834	8,721,600
Commercial business	2,158,424	2,127,630
Trade finance	172,273	197,190
Consumer and other	1,007,067	1,051,486
Total loans outstanding	12,053,598	12,097,906
Deferred loan fees, net	406	209
Loans receivable	12,054,004	12,098,115
Allowance for loan losses	(94,217)	(92,557)
Loans receivable, net of allowance for loan losses	$11,959,787	$12,005,558

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
The following table presents changes in the accretable discount on PCI loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$49,697	$55,002
Accretion	(5,834)	(5,772)
Reclassification from nonaccretable difference	3,501	5,616
Balance at end of period	$47,364	$54,846
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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended March 31, 2019
Balance, beginning of period	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557
Provision (credit) for loan losses	(4,658)	6,621	(21)	938	(39)	118	—	41	3,000
Loans charged off	(34)	(1,160)	—	(210)	(26)	(248)	—	(76)	(1,754)
Recoveries of charge offs	1,122	89	—	7	5	69	—	—	1,292
PCI allowance adjustment	—	—	—	—	—	(878)	—	—	(878)
Balance, end of period	$45,876	$27,376	$698	$7,004	$7,261	$5,000	$—	$1,002	$94,217

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended March 31, 2018
Balance, beginning of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541
Provision (credit) for loan losses	479	3,289	81	877	(173)	(2,046)	(4)	(3)	2,500
Loans charged off	(63)	(342)	—	(347)	(102)	(214)	—	—	(1,068)
Recoveries of charge offs	201	212	12	19	1	41	—	2	488
Balance, end of period	$45,977	$20,387	$1,767	$3,934	$13,048	$1,308	$38	$2	$86,461

The following tables break out the allowance for loan losses and the recorded investment of loans outstanding (not including accrued interest receivable and net deferred loan costs or fees) by individually impaired, general valuation, and PCI impairment, by portfolio segment at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$211	$5,842	$—	$8	$245	$490	$—	$1	$6,797
Collectively evaluated for impairment	45,665	21,534	698	6,996	1,786	408	—	17	77,104
PCI loans	—	—	—	—	5,230	4,102	—	984	10,316
Total	$45,876	$27,376	$698	$7,004	$7,261	$5,000	$—	$1,002	$94,217

Loans outstanding:
Individually evaluated for impairment	$59,938	$33,756	$5,343	$817	$23,264	$5,048	$3,066	$918	$132,150
Collectively evaluated for impairment	7,122,309	2,026,111	163,864	872,171	1,394,669	72,810	—	127,583	11,779,517
PCI loans	—	—	—	—	115,654	20,699	—	5,578	141,931
Total	$7,182,247	$2,059,867	$169,207	$872,988	$1,533,587	$98,557	$3,066	$134,079	$12,053,598

	December 31, 2018
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$176	$4,221	$—	$3	$261	$130	$—	$—	$4,791
Collectively evaluated for impairment	49,270	17,605	719	6,266	1,264	460	—	19	75,603
PCI loans	—	—	—	—	5,796	5,349	—	1,018	12,163
Total	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557

Loans outstanding:
Individually evaluated for impairment	$39,976	$29,624	$5,887	$441	$18,080	$5,734	$3,124	$1,141	$104,007
Collectively evaluated for impairment	7,037,392	1,988,067	188,179	910,292	1,507,858	80,916	—	133,942	11,846,646
PCI loans	—	—	—	—	118,294	23,289	—	5,670	147,253
Total	$7,077,368	$2,017,691	$194,066	$910,733	$1,644,232	$109,939	$3,124	$140,753	$12,097,906
At March 31, 2019 and December 31, 2018, the balance of PCI loans that had credit deterioration subsequent to acquisition was $49.1 million and $57.9 million, respectively. PCI loans with subsequent credit deterioration had an allowance for loan losses balance of $10.3 million and $12.2 million at March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019 and December 31, 2018, the reserve for unfunded loan commitments recorded in other liabilities was $736 thousand and $736 thousand, respectively. For the three months ended March 31, 2019 and 2018, recognized credit for unfunded commitments recorded in credit related expense was $0 and $200 thousand, respectively.

The recorded investment of individually impaired loans and the total impaired loans net of specific allowance is presented in the following table for the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
With allocated specific allowance
Without charge off	$42,912	$35,365
With charge off	1,101	681
With no allocated specific allowance
Without charge off	77,619	59,607
With charge off	10,518	8,354
Specific allowance on impaired loans	(6,797)	(4,791)
Impaired loans, net of specific allowance	$125,353	$99,216
The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) as of March 31, 2019 and December 31, 2018, and the average recorded investment and interest income recognized for the three months ended March 31, 2019 and 2018. Impaired loans with no related allowance are believed by management to be adequately collateralized.

	As of March 31, 2019			As of December 31, 2018
Total Impaired Loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,045	2,299	171	1,375	1,487	156
Hotel & motel	1,834	2,185	112	1,949	2,310	119
Gas station & car wash	—	—	—	—	—	—
Mixed use	858	934	34	881	947	43
Industrial & warehouse	7,589	8,556	124	1,305	2,139	93
Other	4,355	4,794	15	7,759	8,174	26
Real estate—construction	—	—	—	—	—	—
Commercial business	26,278	28,739	6,332	22,203	23,928	4,351
Trade finance	101	101	—	—	—	—
Consumer and other	953	953	9	575	575	3
Subtotal	$44,013	$48,561	$6,797	$36,047	$39,560	$4,791
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	24,581	27,047	—	8,005	11,234	—
Hotel & motel	9,756	20,349	—	10,877	22,590	—
Gas station & car wash	532	3,640	—	545	3,653	—
Mixed use	7,216	7,329	—	7,048	7,058	—
Industrial & warehouse	10,052	11,335	—	12,343	13,467	—
Other	14,384	15,570	—	5,969	7,122	—
Real estate—construction	—	—	—	—	—	—
Commercial business	12,526	17,863	—	13,155	17,850	—
Trade finance	8,308	8,308	—	9,011	9,011	—
Consumer and other	782	876	—	1,007	1,156	—
Subtotal	$88,137	$112,317	$—	$67,960	$93,141	$—
Total	$132,150	$160,878	$6,797	$104,007	$132,701	$4,791
__________________________________
(1) Impaired loans excludes acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended March 31,
	2019		2018
Total Impaired Loans (1)	Average Recorded Investment (2)	Interest Income Recognized During Impairment	Average Recorded Investment*	Interest Income Recognized During Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	1,710	6	3,458	—
Hotel & motel	1,891	—	2,878	18
Gas station & car wash	—	—	—	—
Mixed use	870	1	1,635	36
Industrial & warehouse	4,447	92	1,575	23
Other	6,057	26	6,894	68
Real estate—construction	—	—	—	—
Commercial business	24,241	164	24,603	149
Trade finance	50	1	3,229	58
Consumer and other	764	2	508	—
Subtotal	$40,030	$292	$44,780	$352
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	16,293	35	12,880	110
Hotel & motel	10,317	—	2,940	—
Gas station & car wash	538	5	670	—
Mixed use	7,132	51	1,101	—
Industrial & warehouse	11,198	51	10,518	64
Other	10,177	84	17,225	125
Real estate—construction	—	—	1,300	—
Commercial business	12,840	44	18,204	94
Trade finance	8,659	97	3,221	44
Consumer and other	895	—	1,597	6
Subtotal	$78,049	$367	$69,656	$443
Total	$118,079	$659	$114,436	$795
__________________________________
(1) Impaired loans excludes acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	As of March 31, 2019			As of December 31, 2018
Impaired Acquired Loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	574	599	125	198	220	118
Hotel & motel	73	345	4	72	345	4
Gas station & car wash	—	—	—	—	—	—
Mixed use	303	305	30	312	312	38
Industrial & warehouse	236	1,033	82	230	1,050	88
Other	543	543	4	3,454	3,454	13
Real estate—construction	—	—	—	—	—	—
Commercial business	3,974	5,924	490	4,064	5,041	130
Trade finance	—	—	—	—	—	—
Consumer and other	136	136	1	144	144	—
Subtotal	$5,839	$8,885	$736	$8,474	$10,566	$391
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	7,533	8,350	—	3,285	4,151	—
Hotel & motel	5,392	6,853	—	5,428	6,874	—
Gas station & car wash	246	2,673	—	247	2,673	—
Mixed use	3,903	4,008	—	3,722	3,726	—
Industrial & warehouse	93	894	—	119	894	—
Other	4,368	4,690	—	1,013	1,326	—
Real estate—construction	—	—	—	—	—	—
Commercial business	1,074	2,096	—	1,670	2,681	—
Trade finance	3,066	3,066	—	3,124	3,124	—
Consumer and other	782	876	—	997	1,144	—
Subtotal	$26,457	$33,506	$—	$19,605	$26,593	$—
Total	$32,296	$42,391	$736	$28,079	$37,159	$391
__________________________________
(1) Impaired loans excludes acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended March 31,
	2019		2018
Impaired Acquired Loans (1)	Average Recorded Investment (2)	Interest Income Recognized During Impairment	Average Recorded Investment*	Interest Income Recognized During Impairment
	(Dollars in thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	386	—	384	—
Hotel & motel	73	—	85	—
Gas station & car wash	—	—	—	—
Mixed use	307	1	1,544	36
Industrial & warehouse	233	—	243	—
Other	1,999	3	2,817	68
Real estate—construction	—	—	—	—
Commercial business	4,019	40	6,911	30
Trade finance	—	—	—	—
Consumer and other	140	2	—	—
Subtotal	$7,157	$46	$11,984	$134
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	5,409	30	3,355	34
Hotel & motel	5,410	—	483	—
Gas station & car wash	246	—	100	—
Mixed use	3,813	—	76	—
Industrial & warehouse	106	—	454	—
Other	2,690	66	6,785	57
Real estate—construction	—	—	—	—
Commercial business	1,372	17	3,916	13
Trade finance	3,095	51	3,176	44
Consumer and other	890	—	1,216	2
Subtotal	$23,031	$164	$19,561	$150
Total	$30,188	$210	$31,545	$284
__________________________________
(1) Impaired loans excludes acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

Generally, loans are placed on nonaccrual status if the principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the three months ended March 31, 2019 or 2018.
The following table represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of March 31, 2019 and December 31, 2018.

	Nonaccrual Loans(1)		Accruing Loans Past Due 90 or More Days
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	17,879	5,153	—	—
Hotel & motel	6,125	7,325	—	—
Gas station & car wash	31	31	—	—
Mixed use	734	749	—	—
Industrial & warehouse	5,998	6,111	—	—
Other	10,946	5,940	—	—
Real estate—construction	—	—	—	—
Commercial business	22,867	14,837	—	—
Trade finance	2,521	1,661	—	—
Consumer and other	783	441	387	243
Subtotal	$67,884	$42,248	$387	$243
Acquired Loans: (2)
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	5,472	829	—	—
Hotel & motel	5,464	5,500	—	1,286
Gas station & car wash	246	247	—	—
Mixed use	4,087	1,224	—	—
Industrial & warehouse	329	349	—	—
Other	719	259	—	—
Real estate—construction	—	—	—	—
Commercial business	1,654	1,632	—	—
Trade finance	—	—	—	—
Consumer and other	782	998	—	—
Subtotal	$18,753	$11,038	$—	$1,286
Total	$86,637	$53,286	$387	$1,529
__________________________________

(1)	Total nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $30.5 million and $29.2 million, at March 31, 2019 and December 31, 2018, respectively.

(2)	Acquired Loans exclude PCI loans.

The following tables present the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of March 31, 2019 and December 31, 2018 by class of loans:

	As of March 31, 2019				As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,101	12,947	428	14,476	733	—	809	1,542
Hotel & motel	1,761	736	3,241	5,738	153	—	5,215	5,368
Gas station & car wash	—	—	31	31	—	—	31	31
Mixed use	—	178	—	178	—	—	—	—
Industrial & warehouse	2,407	601	1,922	4,930	1,465	—	1,922	3,387
Other	3,395	5,097	2,558	11,050	1,837	—	2,405	4,242
Real estate—construction	6,960	—	—	6,960	—	—	—	—
Commercial business	4,436	6,870	6,112	17,418	5,500	435	7,003	12,938
Trade finance	—	1,253	1,623	2,876	1,036	—	1,661	2,697
Consumer and other	17,067	96	753	17,916	16,413	140	247	16,800
Subtotal	$37,127	$27,778	$16,668	$81,573	$27,137	$575	$19,293	$47,005
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	28	4,378	772	5,178	347	—	602	949
Hotel & motel	—	—	4,470	4,470	—	—	5,206	5,206
Gas station & car wash	—	—	221	221	154	—	221	375
Mixed use	437	2,688	1,216	4,341	107	—	1,034	1,141
Industrial & warehouse	377	—	93	470	142	—	119	261
Other	868	472	133	1,473	183	219	—	402
Real estate—construction	—	—	—	—	—	—	—	—
Commercial business	554	—	797	1,351	397	613	253	1,263
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	972	—	268	1,240	—	—	334	334
Subtotal	$3,236	$7,538	$7,970	$18,744	$1,330	$832	$7,769	$9,931
Total Past Due	$40,363	$35,316	$24,638	$100,317	$28,467	$1,407	$27,062	$56,936
__________________________________

(1)	Acquired Loans exclude PCI loans.
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
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all all loans with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). Homogeneous loans are not risk rated and credit risk is analyzed largely by the number of days past due. This analysis is performed at least on a quarterly basis. The definitions for risk ratings are as follows:

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

The following tables present the recorded investment of risk ratings for Legacy and Acquired Loans as of March 31, 2019 and December 31, 2018 by class of loans:

	As of March 31, 2019
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$43,214	$—	$542	$—	$43,756
Real estate—commercial
Retail	1,787,236	38,536	46,468	—	1,872,240
Hotel & motel	1,393,791	19,920	17,351	—	1,431,062
Gas station & car wash	816,235	2,785	2,152	—	821,172
Mixed use	554,637	12,401	13,200	—	580,238
Industrial & warehouse	716,760	1,655	37,160	—	755,575
Other	1,358,796	29,603	42,319	—	1,430,718
Real estate—construction	228,815	18,671	—	—	247,486
Commercial business	1,970,125	31,097	58,294	351	2,059,867
Trade finance	163,965	—	5,242	—	169,207
Consumer and other	872,202	3	783	—	872,988
Subtotal	$9,905,776	$154,671	$223,511	$351	$10,284,309
Acquired Loans:
Real estate—residential	$5,151	$390	$336	$—	$5,877
Real estate—commercial
Retail	434,314	3,691	25,042	—	463,047
Hotel & motel	173,408	300	18,051	—	191,759
Gas station & car wash	134,400	218	6,054	—	140,672
Mixed use	76,806	20,674	8,327	—	105,807
Industrial & warehouse	167,852	4,256	19,820	218	192,146
Other	372,168	11,201	28,559	—	411,928
Real estate—construction	13,049	9,302	—	—	22,351
Commercial business	81,554	640	16,363	—	98,557
Trade finance	—	—	3,066	—	3,066
Consumer and other	130,545	30	3,504	—	134,079
Subtotal	$1,589,247	$50,702	$129,122	$218	$1,769,289
Total	$11,495,023	$205,373	$352,633	$569	$12,053,598

	As of December 31, 2018
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	$44,066	$—	$546	$—	$44,612
Real estate—commercial
Retail	1,815,170	18,072	30,686	—	1,863,928
Hotel & motel	1,389,349	21,932	15,869	—	1,427,150
Gas station & car wash	814,291	2,810	2,464	—	819,565
Mixed use	510,021	12,480	13,292	—	535,793
Industrial & warehouse	711,236	1,665	38,332	—	751,233
Other	1,326,795	35,539	34,618	—	1,396,952
Real estate—construction	227,231	10,904	—	—	238,135
Commercial business	1,944,783	18,220	54,688	—	2,017,691
Trade finance	191,508	—	2,558	—	194,066
Consumer and other	910,292	—	441	—	910,733
Subtotal	$9,884,742	$121,622	$193,494	$—	$10,199,858
Acquired Loans:
Real estate—residential	$5,812	$393	$380	$—	$6,585
Real estate—commercial
Retail	483,939	4,651	17,332	35	505,957
Hotel & motel	186,761	807	19,472	—	207,040
Gas station & car wash	148,702	274	6,032	—	155,008
Mixed use	77,100	3,986	8,151	—	89,237
Industrial & warehouse	171,574	9,451	18,071	223	199,319
Other	402,247	12,902	28,996	—	444,145
Real estate—construction	29,058	7,883	—	—	36,941
Commercial business	89,611	1,083	19,237	8	109,939
Trade finance	—	—	3,124	—	3,124
Consumer and other	136,944	37	3,626	146	140,753
Subtotal	$1,731,748	$41,467	$124,421	$412	$1,898,048
Total	$11,616,490	$163,089	$317,915	$412	$12,097,906
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three months ended March 31, 2019 and 2018 is presented in the following table:

	Three Months Ended March 31,
	2019	2018
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Consumer	$33,390	$6,155

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
For commercial business loans, real estate loans, and certain consumer loans, management bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate, or on the fair value of the loan’s collateral if the loan is collateral dependent. The scope for evaluation of individual impairment includes all impaired loans greater than $500 thousand. The Company evaluates most loans of $500 thousand or less for impairment on a collective basis because these loans generally have smaller balances and are homogeneous in the underwriting of terms and conditions. If a loan is deemed to be impaired, the amount of the impairment is supported by a specific allowance which is included in the allowance for loan losses through a charge to the provision for loan losses.
For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower’s credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Provision for loan losses for total acquired loans for the three months ended March 31, 2019 was $120 thousand which included $969 thousand in provision for loan losses related to PCI loans. Credit for loan losses on acquired loans for the three months ended March 31, 2018 was $2.2 million which included $225 thousand in credit for loan losses related to PCI loans. For the three months ended March 31, 2019, allowance for loan losses for PCI loans included an impairment adjustment of $878 thousand that resulted from a loan pool being paid off.

The following table presents breakdown of loans by impairment method at March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$83,202	$—	$38,804	$8,409	$1,735	$132,150
Specific allowance	$—	$456	$—	$6,332	$—	$9	$6,797
Specific allowance to impaired loans	N/A	0.55%	N/A	16.32%	N/A	0.52%	5.14%
Other loans	$49,633	$8,313,162	$269,837	$2,119,620	$163,864	$1,005,332	$11,921,448
General allowance	$145	$51,035	$1,501	$26,044	$698	$7,997	$87,420
General allowance to other loans	0.29%	0.61%	0.56%	1.23%	0.43%	0.80%	0.73%
Total loans	$49,633	$8,396,364	$269,837	$2,158,424	$172,273	$1,007,067	$12,053,598
Total allowance for loan losses	$145	$51,491	$1,501	$32,376	$698	$8,006	$94,217
Total allowance to total loans	0.29%	0.61%	0.56%	1.50%	0.41%	0.79%	0.78%

	As of December 31, 2018
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$58,056	$—	$35,358	$9,011	$1,582	$104,007
Specific allowance	$—	$437	$—	$4,351	$—	$3	$4,791
Specific allowance to impaired loans	N/A	0.75%	N/A	12.31%	N/A	0.19%	4.61%
Other loans	$51,197	$8,337,271	$275,076	$2,092,272	$188,179	$1,049,904	$11,993,899
General allowance	$112	$55,453	$765	$23,414	$719	$7,303	$87,766
General allowance to other loans	0.22%	0.67%	0.28%	1.12%	0.38%	0.70%	0.73%
Total loans	$51,197	$8,395,327	$275,076	$2,127,630	$197,190	$1,051,486	$12,097,906
Total allowance for loan losses	$112	$55,890	$765	$27,765	$719	$7,306	$92,557
Total allowance to total loans	0.22%	0.67%	0.28%	1.30%	0.36%	0.69%	0.77%
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
TDR loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At March 31, 2019, total TDR loans were $67.3 million, compared to $64.0 million at December 31, 2018.

A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of March 31, 2019 and December 31, 2018 is presented below:

	As of March 31, 2019
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$5,088	$930	$33	$6,051	$2,583	$508	$—	$3,091	$9,142
Maturity / amortization concession	14,932	10,911	5,924	31,767	2,688	14,976	958	18,622	50,389
Rate concession	4,843	2,442	101	7,386	395	—	—	395	7,781
Total	$24,863	$14,283	$6,058	$45,204	$5,666	$15,484	$958	$22,108	$67,312

	As of December 31, 2018
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$5,142	$961	$—	$6,103	$2,216	$746	$—	$2,962	$9,065
Maturity / amortization concession	14,012	17,257	7,391	38,660	—	10,166	73	10,239	48,899
Rate concession	4,872	672	103	5,647	401	—	—	401	6,048
Total	$24,026	$18,890	$7,494	$50,410	$2,617	$10,912	$73	$13,602	$64,012
TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at March 31, 2019 were comprised of 17 commercial real estate loans totaling $24.9 million, 26 commercial business loans totaling $14.3 million, and 11 consumer and other loans totaling $6.1 million. TDR loans on accrual status at December 31, 2018 were comprised of 20 commercial real estate loans totaling $24.0 million, 37 commercial business loans totaling $18.9 million and 6 consumer and other loans totaling $7.5 million. The Company expects that TDR loans on accrual status as of March 31, 2019, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.

The Company has allocated $4.9 million and $3.0 million of specific reserves to TDR loans as of March 31, 2019 and December 31, 2018, respectively.

The following tables present the recorded investment of loans classified as TDR during the three months ended March 31, 2019 and 2018 by class of loans:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	—	—	—	1	15	15
Hotel & motel	1	152	152	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	1	2,113	2,113
Other	1	140	140	1	1,240	1,240
Real estate—construction	—	—	—	—	—	—
Commercial business	6	5,357	5,357	3	3,659	3,659
Trade finance	—	—	—	—	—	—
Consumer and other	6	33	33	—	—	—
Subtotal	14	$5,682	$5,682	6	$7,027	$7,027
Acquired Loans:
Real estate—residential	—	$—	$—	—	$—	$—
Real estate—commercial
Retail	1	101	101	1	213	213
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	1	2,725	2,725
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	1	1,055	1,055
Real estate—construction	—	—	—	—	—	—
Commercial business	1	50	50	2	133	133
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	2	$151	$151	5	$4,126	$4,126
Total	16	$5,833	$5,833	11	$11,153	$11,153

For TDRs modified during the three months ended March 31, 2019, the Company recorded $1.6 million in specific reserves. There were no charge offs of TDR loans modified during the three months ended March 31, 2019. For TDR loans modified during the three months ended March 31, 2018, the Company recorded $78 thousand in specific reserves. There were no charge offs of TDR loans modified during the three months ended March 31, 2018.

The following table presents loans modified as TDRs within the previous twelve months ended March 31, 2019 and March 31, 2018 that subsequently had payment defaults during the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	1	$48	1	$625
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate—construction	—	—	—	—
Commercial business	2	4,030	—	—
Trade finance	1	898	—	—
Consumer and other	1	5	—	—
Subtotal	5	$4,981	1	$625
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Hotel & motel	1	73	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	1	236	—	—
Other	—	—	1	3,042
Real estate—construction	—	—	—	—
Commercial business	4	383	—	—
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	6	$692	1	$3,042
Total	11	$5,673	2	$3,667

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $134 thousand in specific reserves for TDR loans that had payment defaults during the three months ended March 31, 2019. There were no charge offs for TDR loans that had payment defaults during the three months ended March 31, 2019.
There were five Legacy TDR loans and six Acquired TDR loans that subsequently defaulted during the three months ended March 31, 2019. Legacy TDR loans were modified as follows: one commercial real estate loans totaling $48 thousand was modified through a payment extension, two commercial business loans totaling $4.0 million were modified through maturity extensions, one trade finance loan totaling $898 thousand was modified through a maturity extension, and one consumer loan was modified through a payment extension. Acquired TDR loans that defaulted were modified as follows: two commercial real estate loans totaling $309 thousand were modified through payment extensions, three commercial business loans totaling $250 thousand were modified through payment extensions and one commercial business loan totaling $133 thousand was modified through a maturity extension.
As of March 31, 2018, there were no specific reserves for the TDR loans that had payment defaults during the three months ended March 31, 2018. There were no charge offs for TDR loans that had payment defaults during the three months ended March 31, 2018.
There was one Legacy commercial real estate loan totaling $625 thousand that subsequently defaulted during the three months ended March 31, 2018 that was modified through a maturity concession. There was one Acquired commercial real estate loan totaling $3.0 million that subsequently defaulted during the three months ended March 31, 2018 that was modified through a payment concession.

8.    Leases
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”, using the modified retrospective approach under ASC 842 (See footnote 2 “Basis of Presentation” for additional information regarding adoption of ASU 2016-02). The Company’s operating leases are real estate leases which are comprised of bank branches, loan production offices, and office spaces with remaining lease terms ranging from 1 to 12 years as of March 31, 2019.  Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At March 31, 2019, operating lease right-of-use (“ROU”) assets and related liabilities were $62.4 million and $62.8 million, respectively. At March 31, 2019, the short term operating lease liability totaled $12.4 million and the long term operating lease liability totaled $50.4 million. The Company defines short term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at March 31, 2019. During the three months ended March 31, 2019, the Company extended four leases ranging from one to five years and reassessed the ROU asset and lease liability related to these leases.
Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using the Company’s incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the Consolidated Statements of Income. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company's share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs can also include rent escalations based on changes to indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize an ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at the given period.
The table below summarizes the Company’s net lease cost:

Three months ended March 31, 2019
(Dollars in thousands)
Operating lease cost	$4,123
Short term lease cost	9
Variable lease cost	703
Sublease income	(157)
Net lease cost	$4,678

Rent expense for the three months ended March 31, 2019 and March 31, 2018 was $4.7 million and $4.4 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

Three months ended March 31, 2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,663
Right-of-use assets obtained in exchange for lease liabilities, net	62,360
Weighted-average remaining lease term - operating leases	6.2 years
Weighted-average discount rate - operating leases	3.20%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2019
(Dollars in thousands)
2019	$10,788
2020	12,996
2021	12,135
2022	8,178
2023	6,160
2024 and thereafter	19,691
Total lease payments	69,948
Less: imputed interest	7,115
Total lease obligations	$62,833
As of March 31, 2019, the Company did not have any additional operating lease commitments that have not yet commenced.

9.    Deposits
The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2019 and December 31, 2018, was $1.84 billion and $1.77 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at March 31, 2019 and December 31, 2018. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2019 and December 31, 2018, securities with carrying values of approximately $341.2 million and $336.8 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at March 31, 2019 and December 31, 2018, totaled $1.57 billion and $1.57 billion, respectively. Brokered deposits at March 31, 2019 consisted of $306.9 million in money market and NOW accounts and $1.27 billion in time deposits accounts. Brokered deposits at December 31, 2018 consisted of $370.4 million in money market and NOW accounts and $1.20 billion in time deposit accounts.

10.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.83 billion at March 31, 2019, and $3.81 billion at December 31, 2018. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB totaling $95.0 million million at March 31, 2019.
At March 31, 2019 and December 31, 2018, real estate secured loans with a carrying amount of approximately $6.16 billion and $6.01 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At March 31, 2019 and December 31, 2018, other than FHLB stock, no securities were pledged as collateral at FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At March 31, 2019 and December 31, 2018, FHLB advances totaling $720.0 million and $821.3 million, respectively, had weighted average effective interest rates of 1.88% and 1.78%, respectively. FHLB advances at March 31, 2019 and December 31, 2018 had various maturities through December 2022. The effective interest rate of FHLB advances as of March 31, 2019 ranged between 1.08% and 2.57%. At March 31, 2019, the Company’s remaining borrowing capacity with the FHLB was $3.09 billion.
Although the Company maintains borrowing lines with other banks, there were no federal funds purchased from other banks at March 31, 2019 and December 31, 2018.
At March 31, 2019, the contractual maturities for FHLB advances were as follows:

March 31, 2019
Scheduled maturities in:	(Dollars in thousands)
2019	$245,000
2020	185,000
2021	145,000
2022	145,000
Total	$720,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the fair market value of the qualifying loans and securities that are pledged. At March 31, 2019, the outstanding principal balance of the qualifying loans pledged at the FRB was $1.04 billion and there were no investment securities pledged. At March 31, 2019 and December 31, 2018, the total available borrowing capacity at the FRB discount window was $844.1 million and $786.6 million, respectively. There were no borrowings outstanding at the FRB discount window as of March 31, 2019 and December 31, 2018.

11.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At March 31, 2019, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at March 31, 2019:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	5.76%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	5.64%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	5.56%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	4.26%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,076	Variable	5.64%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	15,580	Variable	4.40%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	10,994	Variable	4.01%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	17,828	Variable	3.99%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,855	Variable	4.21%	06/30/2037
Total		$126,000	$102,201

The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2019 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.
Convertible Notes
On May 11, 2018, the Company issued $200 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Subsequently on June 7, 2018, an additional $17.5 million in convertible notes were issued as part of the initial offering over-allotment option. In total, the Company issued $217.5 million in convertible notes during the second quarter of 2018. The convertible notes can be converted into shares of the Company’s common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock which represents a premium of 22.5% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes have the option to convert all or a portion of the notes at any time on or after February 15, 2023. Prior to February 15, 2023, the convertible notes cannot be converted unless under certain specified scenarios. The convertible notes can be called by the Company, in part or in whole, on or after May 20, 2023 for 100% of the principal amount in cash. Holders of the convertible notes also have the option to put the notes back to the Company on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash. The convertible notes can be settled in cash, stock, or a combination of stock and cash at the option of the Company.

The convertible notes were issued as part of the Company’s plan to repurchase its common stock. On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to use up to $100.0 million of the proceeds from the convertible notes offering to repurchase its common stock. The net proceeds from the offering, after deducting the initial purchaser’s discount, was approximately $213.2 million. Of the total net proceeds, $113.2 million was down-streamed to the Bank as equity and the remaining $100.0 million was allocated for share repurchases. The Company used approximately $76.0 million of the allocated $100.0 million to repurchase shares of its common stock from purchasers of the convertible notes in privately negotiated transactions at a purchase price per share equal to the $18.11 per share closing price of the Company’s common stock on May 11, 2018. Subsequently, the Company repurchased additional shares of common stock on the open market. On September 20, 2018, the Company’s Board of Directors approved another share repurchase program that authorized the Company to repurchase up to $50.0 million in common stock. As of December 31, 2018, the Company completed all of the authorized share repurchases totaling $150.0 million, or 9.0 million shares at an average weighted price of $16.65.
In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be five years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and carrying value as of March 31, 2019 and December 31, 2018 is presented in the tables below:

			As of March 31, 2019
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	3,557	(18,323)
Issuance costs to be capitalized	5 years	(4,119)	696	(3,423)
Carrying balance of convertible notes		$191,501	$4,253	$195,754

			As of December 31, 2018
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	2,544	(19,336)
Issuance costs to be capitalized	5 years	(4,119)	498	(3,621)
Carrying balance of convertible notes		$191,501	$3,042	$194,543
Interest expense on the convertible notes for the three months ended March 31, 2019 totaled $2.3 million. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. Subsequent to May 15, 2023, interest expense on the convertible notes will consist of only accrued interest on the coupon.

12.    Derivative Financial Instruments
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
At March 31, 2019 and December 31, 2018, interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$124,318	$36,972
Weighted average remaining term (years)	7.2	6.4
Received fixed rate (weighted average)	4.78%	5.12%
Pay variable rate (weighted average)	4.78%	4.56%
Estimated fair value	$2,173	$868

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$152,212	$237,916
Weighted average remaining term (years)	6.0	6.8
Received variable rate (weighted average)	4.22%	4.36%
Pay fixed rate (weighted average)	4.96%	4.69%
Estimated fair value	$2,967	$6,191

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$124,318	$36,972
Weighted average remaining term (years)	7.2	6.4
Received fixed rate (weighted average)	4.78%	4.56%
Pay variable rate (weighted average)	4.78%	5.12%
Estimated fair value	$2,173	$868

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$152,212	$237,916
Weighted average remaining term (years)	6.0	6.8
Received variable rate (weighted average)	4.96%	4.69%
Pay fixed rate (weighted average)	4.22%	4.36%
Estimated fair value	$2,967	$6,191

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2019, the Company had approximately $12.4 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2018, the Company had approximately $874 thousand in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of March 31, 2019		As of December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)

Assets:
Interest rate lock commitments	$9,415	$76	$874	$10
Forward sale contracts related to mortgage banking	$4,390	$9	$—	$—

Liabilities:
Interest rate lock commitments	$3,020	$2	$—	$—
Forward sale contracts related to mortgage banking	$8,045	$35	$874	$3

13.    Commitments and Contingencies
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk that are used to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, commitments to fund investments in affordable housing partnerships, and mortgage derivatives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.
Commitments at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$1,812,992	$1,712,032
Standby letters of credit	72,049	69,763
Other letters of credit	64,553	65,822
Commitments to fund investments in affordable housing partnerships	40,709	46,507
Interest rate lock	12,435	874
Forward sale commitments	12,435	874
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $100 thousand at March 31, 2019 and $755 thousand at December 31, 2018. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

14.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2018, the Company assessed the qualitative factors related to intangible assets and goodwill and for the year to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that intangible assets were not impaired and that the fair value of goodwill exceeded the carrying value and that the two-step goodwill impairment test was not needed. Goodwill is not amortized for book purposes and is not tax deductible.
The carrying amount of the Company’s goodwill as of March 31, 2019 and December 31, 2018 was $464.5 million. There was no impairment of goodwill during the three months ended March 31, 2019.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $557 thousand and $616 thousand for the three months ended March 31, 2019 and 2018, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2019 and December 31, 2018:

			As of March 31, 2019		As of December 31, 2018
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(4,100)	$—	$(4,100)	$—
Pacific International Bank acquisition	7 years	604	(585)	19	(579)	25
Foster Bankshares acquisition	10 years	2,763	(1,950)	813	(1,893)	870
Wilshire Bancorp acquisition	10 years	18,138	(5,466)	12,672	(4,972)	13,166
Total		$25,605	$(12,101)	$13,504	$(11,544)	$14,061

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of March 31, 2019 and December 31, 2018, the Company did not have a valuation allowance for servicing assets.
The changes in servicing assets for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$23,132	$24,710
Additions through originations of servicing assets	327	1,716
Amortization	(2,052)	(1,560)
Balance at end of period	$21,407	$24,866

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.53 billion as of March 31, 2019 and $1.55 billion as of December 31, 2018.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at March 31, 2019 and December 31, 2018 are presented below.

	March 31, 2019	December 31, 2018
SBA Servicing Assets:
Weighted-average discount rate	11.48%	11.23%
Constant prepayment rate	12.28%	11.09%
Mortgage Servicing Assets:
Weighted-average discount rate	9.75%	10.25%
Constant prepayment rate	8.74%	7.13%

15.    Income Taxes
For the three months ended March 31, 2019, the Company had an income tax provision totaling $14.4 million on pretax income of $57.2 million, representing an effective tax rate of 25.24%, compared with an income tax provision of $17.7 million on pretax income of $69.0 million, representing an effective tax rate of 25.71% for the three months ended March 31, 2018. The reduction in effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the increase in affordable housing partnership investment tax credits for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.3 million at March 31, 2019 and $2.3 million at December 31, 2018, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $495 thousand and $470 thousand, for accrued interest (no portion was related to penalties) at March 31, 2019 and December 31, 2018, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $2.3 million in the next twelve months due to a settlement with the state tax authorities.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2019.

16.    Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$872,297	$—	$872,297	$—
Mortgage-backed securities:
Residential	394,541	—	394,541	—
Commercial	471,259	—	471,259	—
Corporate securities	3,986	—	3,986	—
Municipal securities	76,260	—	75,192	1,068
Equity investments with readily determinable fair value	24,319	24,319	—	—
Interest rate swaps	5,140	—	5,140	—
Mortgage banking derivatives	85	—	85	—

Liabilities:
Interest rate swaps	5,140	—	5,140	—
Mortgage banking derivatives	37	—	37	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Level 1, 2, and 3 during the three months ended March 31, 2019 and 2018.
The table below presents a reconciliation and income statement classification of losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Beginning Balance	$1,059	$1,108
Total losses included in other comprehensive income (loss)	9	(29)
Ending Balance	$1,068	$1,079

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$9,518	$—	$—	$9,518
Commercial business	15,874	—	—	15,874
Trade finance	101	—	—	101
OREO	5,111	—	—	5,111

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$9,379	$—	$—	$9,379
Commercial business	9,951	—	—	9,951
Consumer	66	—	—	66
OREO	5,659	—	—	5,659

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$1,048	$(5,572)
Commercial business	(3,231)	(899)
Trade Finance	—	15
Consumer	(285)	(315)
OREO	62	72

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$612,884	$612,884	Level 1
Interest bearing deposits in other financial institutions	30,141	30,148	Level 2
Equity investments without readily determinable fair values	26,554	26,554	Level 2
Loans held for sale	921	931	Level 2
Loans receivable—net	11,959,787	11,755,447	Level 3
Accrued interest receivable	34,831	34,831	Level 2/3
Servicing assets, net	21,407	22,971	Level 3
Customers’ liabilities on acceptances	1,896	1,896	Level 2
Financial Liabilities:
Noninterest bearing deposits	$2,948,751	$2,948,751	Level 2
Saving and other interest bearing demand deposits	3,310,482	3,310,482	Level 2
Time deposits	5,989,963	6,075,173	Level 2
FHLB advances	720,000	715,922	Level 2
Convertible notes, net	195,754	191,437	Level 1
Subordinated debentures	102,201	117,726	Level 2
Accrued interest payable	37,511	37,511	Level 2
Acceptances outstanding	1,896	1,896	Level 2

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$459,606	$459,606	Level 1
Interest bearing deposits in other financial institutions	29,409	29,374	Level 2
Equity investments without readily determinable fair values	26,430	26,430	Level 2
Loans held for sale	25,128	25,943	Level 2
Loans receivable—net	12,005,558	11,913,906	Level 3
Accrued interest receivable	32,225	32,225	Level 2/3
Servicing assets, net	23,132	24,762	Level 3
Customers’ liabilities on acceptances	2,281	2,281	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,022,633	$3,022,633	Level 2
Saving and other interest bearing demand deposits	3,262,399	3,262,399	Level 2
Time deposits	5,870,624	5,889,030	Level 2
FHLB advances	821,280	810,812	Level 2
Convertible debt	194,543	180,525	Level 1
Subordinated debentures	101,929	116,542	Level 2
Accrued interest payable	31,374	31,374	Level 2
Acceptances outstanding	2,281	2,281	Level 2

During the first quarter of 2018, the Company adopted ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” Among other things, the guidance requires the Company to base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion as opposed to an entry pricing notion. Prior to the adoption of ASU 2016-01, the Company used the entry prices to measure the fair value of certain assets and liabilities including loans, deposits, and subordinated debentures as permitted by ASC 820-10. However, upon adoption of ASU 2016-01, the Company began measuring these assets and liabilities based on the exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.
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

17.    Stockholders’ Equity
Total stockholders’ equity at March 31, 2019 was $1.95 billion, compared to $1.90 billion at December 31, 2018.
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
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock. During the second and third quarter of 2018, the Company repurchased 5,565,696 shares of common stock totaling $100.0 million as part of the share repurchase program which was recorded as treasury stock. On September 20, 2018, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase an additional $50 million of its common stock. During the fourth quarter of 2018, the Company repurchased 3,436,757 shares of common stock totaling $50.0 million as part of the second share repurchase program which was recorded as treasury stock.
The Company paid a quarterly dividend of $0.14 per common share during the first quarter of 2019 compared to $0.13 per common share paid during the first quarter of 2018.
The following table presents the quarterly changes to accumulated other comprehensive (loss) income for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended,
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Balance at beginning of period	$(32,705)	$(21,781)

Unrealized loss on securities available for sale and interest only strips	24,666	(24,649)
Tax effect	(7,319)	7,509
Total other comprehensive (loss) income	$17,347	$(17,140)
Reclassification to retained earnings per ASU 2016-01	—	281
Balance at end of period	$(15,358)	$(38,640)

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available-for-sale securities and accounts for these investments as equity investments with changes to fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $281 thousand in net unrealized losses included in other comprehensive income, net of taxes to retained earnings on January 1, 2018. For the three months ended and March 31, 2019 and 2018, there were no other reclassifications out of accumulated other comprehensive (loss) income.

18.    Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material and adverse effect on the Company’s and the Bank’s business, financial condition and results of operation, such as restrictions on growth or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
In July 2013, the federal bank regulatory agencies adopted final regulations, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement Basel III international agreements reached by the Basel Committee. The final rules became effective for the Company and the Bank on January 1, 2015 and were subject to a phase-in period through January 1, 2019. The final rules that had an impact on the Company and the Bank include:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	A new category and a required 4.50% of risk-weighted assets ratio was established for “Common Equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	A minimum non-risk-based leverage ratio was set at 4.00%, eliminating a 3.00% exception for higher rated banks;

•
Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016 and increased 0.625% annually until 2019. As of March 31, 2019, the capital conservation buffer for the Company stood at 2.50%.

As of March 31, 2019, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
As of March 31, 2019 and December 31, 2018, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,485,917	11.59%	$576,761	4.50%	$897,184	7.00%	N/A	N/A
Bank	$1,764,757	13.77%	$576,718	4.50%	$897,117	7.00%	$833,037	6.50%
Total capital (to risk-weighted assets):
Company	$1,679,171	13.10%	$1,025,353	8.00%	$1,345,776	10.50%	N/A	N/A
Bank	$1,859,710	14.51%	$1,025,276	8.00%	$1,345,675	10.50%	$1,281,595	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,584,218	12.36%	$769,015	6.00%	$1,089,438	8.50%	N/A	N/A
Bank	$1,764,757	13.77%	$768,957	6.00%	$897,117	8.50%	$1,025,276	8.00%
Tier 1 capital (to average assets):
Company	$1,584,218	10.66%	$594,301	4.00%	N/A	N/A	N/A	N/A
Bank	$1,764,757	11.88%	$594,392	4.00%	N/A	N/A	$742,990	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,458,344	11.44%	$573,723	4.50%	$812,774	6.375%	N/A	N/A
Bank	$1,737,092	13.63%	$573,669	4.50%	$812,740	6.375%	$828,677	6.50%
Total capital (to risk-weighted assets):
Company	$1,649,664	12.94%	$1,019,952	8.00%	$1,259,004	9.875%	N/A	N/A
Bank	$1,830,385	14.36%	$1,019,910	8.00%	$1,258,951	9.875%	$1,274,887	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,556,371	12.21%	$764,964	6.00%	$1,004,015	7.875%	N/A	N/A
Bank	$1,737,092	13.63%	$764,932	6.00%	$812,740	7.875%	$1,019,910	8.00%
Tier 1 capital (to average assets):
Company	$1,556,371	10.55%	$590,176	4.00%	N/A	N/A	N/A	N/A
Bank	$1,737,092	11.76%	$590,639	4.00%	N/A	N/A	$738,299	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$423	$439
Customer analysis charges	1,723	2,024
NSF charges	1,941	2,091
Other service charges	214	233
Total noninterest bearing deposit account income	4,301	4,787

Interest bearing deposit account income:
Monthly service charges	16	14

Total service fees on deposit accounts	$4,317	$4,801

Wire transfer fee income:
Wire transfer fees	$934	$1,080
Foreign exchange fees	155	127
Total wire transfer fees	$1,089	$1,207

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. The Company recognized a net gain on sale of OREO of $3 thousand and $72 thousand for the three months ended March 31, 2019 and 2018, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

GENERAL
Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$173,130	$150,410
Interest expense	53,522	30,342
Net interest income	119,608	120,068
Provision for loan losses	3,000	2,500
Net interest income after provision for loan losses	116,608	117,568
Noninterest income	11,422	19,850
Noninterest expense	70,833	68,453
Income before income tax provision	57,197	68,965
Income tax provision	14,439	17,733
Net income	$42,758	$51,232
Per Share Data:
Earnings per common share - basic	$0.34	$0.38
Earnings per common share - diluted	$0.34	$0.38
Book value per common share (period end)	$15.37	$14.35
Cash dividends declared per common share	$0.14	$0.13
Tangible book value per common share (period end) (9)	$11.59	$10.81
Number of common shares outstanding (period end)	126,635,584	135,516,119
Weighted average shares - basic	126,640,464	135,518,705
Weighted average shares - diluted	126,819,672	135,815,262
Tangible common equity to tangible assets (9)	9.84%	10.44%

Average Balance Sheet Data:
Assets	$15,290,338	$14,214,250
Securities available for sale	1,827,612	1,673,122
Loans receivable and loans held for sale	12,088,169	11,095,864
Deposits	12,089,643	11,106,366
Stockholders’ equity	1,920,492	1,931,290

	For the Three Months Ended March 31,
	2019	2018
Selected Performance Ratios:
Return on average assets (1)	1.12%	1.44%
Return on average stockholders’ equity (1)	8.91%	10.61%
Return on average tangible equity (1) (8)	11.86%	14.13%
Dividend payout ratio (dividends per share / diluted earnings per share)	41.52%	34.21%
Efficiency ratio (2)	54.06%	48.92%
Net interest spread	2.79%	3.26%
Net interest margin (3)	3.39%	3.66%

	At March 31,
	2019	2018
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$15,398,669	$14,507,126
Securities available for sale	1,818,343	1,699,315
Loans receivable	12,054,004	11,292,483
Deposits	12,249,196	11,510,569
FHLB advances	720,000	862,346
Convertible notes, net	195,754	—
Subordinated debentures	102,201	101,117
Stockholders’ equity	1,946,211	1,945,333

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.66%	11.61%
Common equity Tier 1 capital ratio (10)	11.59%	12.35%
Tier 1 risk-based capital ratio	12.36%	13.15%
Total risk-based capital ratio	13.10%	13.86%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.78%	0.77%
Allowance for loan losses to nonaccrual loans	108.75%	126.86%
Allowance for loan losses to nonperforming loans (6)	71.25%	66.69%
Allowance for loan losses to nonperforming assets (7)	68.03%	62.70%
Nonaccrual loans to loans receivable	0.72%	0.60%
Nonperforming loans to loans receivable (6)	1.10%	1.15%
Nonperforming assets to loans receivable and OREO (7)	1.15%	1.22%
Nonperforming assets to total assets (7)	0.90%	0.95%
__________________________________

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

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

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net income	$42,758	$51,232

Average stockholders’ equity	$1,920,492	$1,931,290
Less: Average goodwill and core deposit intangible assets, net	(478,309)	(480,742)
Average tangible equity	$1,442,183	$1,450,548

Net income (annualized) to average tangible equity	11.86%	14.13%

	At March 31,
	2019	2018
	(Dollars in thousands, except share data)
Total stockholders’ equity	$1,946,211	$1,945,333
Less: Goodwill and core deposit intangible assets, net	(477,954)	(480,357)
Tangible common equity	$1,468,257	$1,464,976

Common shares outstanding	126,635,584	135,516,119

Tangible book value per common share(9)	$11.59	$10.81
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

	At March 31,
	2019	2018
	(Dollars in thousands)
Tier 1 capital	$1,584,218	$1,600,185
Less: Qualifying trust preferred securities less unamortized acquisition discount	(98,301)	(97,216)
Common equity tier 1 capital	$1,485,917	$1,502,969

Total risk-weighted assets less disallowed allowance for loan losses	$12,816,917	$12,172,708

Common equity tier 1 capital ratio(10)	11.59%	12.35%
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

Results of Operations
Overview
Total assets increased $92.7 million from $15.31 billion at December 31, 2018 to $15.40 billion at March 31, 2019. The increase in total assets was due to the increase in cash and cash equivalents and the addition of right of use operating lease assets with the adoption of ASU 2016-02 offset by a decline in net loans receivable, loans held for sale, and investment securities during the three months ended March 31, 2019.
Net income for the first quarter of 2019 was $42.8 million, or $0.34 per diluted common share, compared to $51.2 million, or $0.38 per diluted common share, for the same period of 2018, which was a decrease of $8.5 million, or 16.5%. The decrease in net income was due to a reduction in noninterest income as a result of a decline in net gains on sale of SBA loans and a decline in income from the net change in the fair value of equity investments. Net interest income before provision for loan losses decreased by $460 thousand in the first quarter of 2019 to $119.6 million compared to $120.1 million in the first quarter of 2018.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that are included in net income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$2,166	$3,197
Accretion of discounts on purchased credit impaired loans	5,833	5,772
Amortization of premiums on purchased investments in affordable housing partnerships	(76)	(84)
Amortization of premiums on assumed FHLB advances	1,280	347
Accretion of discounts on assumed subordinated debt	(273)	(264)
Amortization of premiums on assumed time deposits and savings	—	1
Amortization of core deposit intangibles	(557)	(616)
Total	$8,373	$8,353
The annualized return on average assets was 1.12% for the first quarter of 2019 compared to 1.44% for the same period of 2018. The annualized return on average stockholders’ equity was 8.91% for the first quarter of 2019 compared to 10.61% for the same period of 2018. The efficiency ratio was 54.06% for the first quarter of 2019 compared to 48.92% for the same period of 2018.

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
Comparison of Three Months Ended March 31, 2019 with the Three Months Ended March 31, 2018
Net interest income before provision for loan losses was $119.6 million for the first quarter of 2019 compared to $120.1 million for the same period of 2018, a decrease of $460 thousand, or 0.4%. The decrease in net interest income was due largely to an increase in deposit interest expense for the first quarter of 2019 compared to the first quarter of 2018 offset partly by an increase in loan interest income.
Interest income for the first quarter of 2019 was $173.1 million, an increase of $22.7 million, or 15.1%, compared to $150.4 million for the same period of 2018. The increase in interest income was primarily attributable to the increase in loans as a result of loan originations and loan growth as well as an increase in loan rates for variable rate loans.
Interest expense for the first quarter of 2019 was $53.5 million, an increase of $23.2 million, or 76.4%, compared to $30.3 million for the same period of 2018. The increase in interest expense was primarily due to the increase in overall deposits, the rise in deposit costs, and the addition of interest expense on convertible notes. During the first quarter of 2019, we paid off $100.0 million in FHLB advances that were previously acquired from Wilshire Bancorp. As a result of the payoff, $1.0 million in remaining premiums were amortized and recorded as a reduction to interest expense.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the first quarter of 2019 was 3.39%, a decrease of 27 basis points from 3.66% for the same period of 2018.
The weighted average yield on loans increased to 5.31% for the first quarter of 2019 from 5.04% for the first quarter of 2018. The change in loan yields for the three months ended March 31, 2019 compared to the same period in 2018 was mostly due to the increase in interest rates experienced in 2018. The Federal Open Market Committee raised interest rates by 25 basis points in each quarter of 2018. The increase in interest rates led to an increase in the rates on our variable rate loans and for new loan originations, which resulted in an increase in loan yields. At March 31, 2019, variable interest rate loans made up 38% of the loan portfolio and the remaining 62% of the loan portfolio consisted of loans with fixed interest rates including hybrid loans that had fixed interest rates at the end of the period but will eventually change to variable interest rates after a certain period. For the three months ended March 31, 2019, the average weighted rate on new loan originations was 5.52% compared to 4.64% for the three months ended March 31, 2018. Discount accretion income on acquired loans was $8.0 million for the three months ended March 31, 2019 compared to $9.0 million for the three months ended March 31, 2018.
The weighted average yield on securities available for sale for the first quarter of 2019 was 2.73% compared to 2.45% for the same period of 2018. The increase in weighted average yield on securities available for sale for the three months ended March 31, 2019 compared to the same period of 2018 was due to the purchase of investment securities with higher yields during the last three quarters of 2018.
The weighted average yield on FHLB stock and other investments for the first quarter of 2019 was 2.67% compared to 1.85% for the same period of 2018. The increase in weighted average yield on FHLB stock and other investments for the three months ended March 31, 2019 compared to the same period of 2018 was due to the increase in interest rates experienced in 2018.
The weighted average cost of deposits for the first quarter of 2019 was 1.57%, an increase of 66 basis points from 0.91% for the same period of 2018. The increase in interest rates in 2018, increased competition for deposits in the markets we serve and the change in deposit mix to a higher percentage of time deposits resulted in an increase in the weighted average cost of deposits for the three months ended March 31, 2019 compared to the same period of 2018.

The weighted average cost of FHLB advances for the first quarter of 2019 was 1.31%, a decrease of 38 basis points from 1.69% for the same period of 2018. The decrease in weighted average cost of FHLB advances was due to the amortization of $1.0 million in premiums for FHLB advances that were paid off during the first quarter of 2019. The amortization of the remaining premiums had the effect of reducing interest expense on FHLB borrowings, which lowered the overall cost of FHLB advances for the first quarter of 2019.
During the second quarter of 2018 we issued $217.5 million in convertible notes. The carrying balance of our convertible notes are net of discount to be amortized and issuance costs to be capitalized. The weighted average cost of our convertible notes was 4.71% for the three months ended March 31, 2019. We had no convertible notes outstanding during the three months ended March 31, 2018. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. After the fifth year, the cost of the convertible notes will decline as the non-cash conversion discount will be fully amortized and the issuance costs will be fully capitalized leaving the coupon rate as the only remaining cost.
The weighted average cost of other borrowings (subordinated debentures) for the first quarter of 2019 was 7.19%, an increase of 132 basis points from 5.87% for the same period of 2018. Subordinated debenture rates are based on the three month LIBOR rate, which experienced a large increase in 2018 resulting in increased rates for our subordinated debentures for the three months ended March 31, 2019 compared to the same period in 2018.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$12,088,169	$158,136	5.31%	$11,095,864	$137,943	5.04%
Securities available for sale(3)	1,827,612	12,319	2.73%	1,673,122	10,101	2.45%
FHLB stock and other investments	405,660	2,675	2.67%	517,572	2,366	1.85%
Total interest earning assets	14,321,441	173,130	4.90%	13,286,558	150,410	4.59%
Total noninterest earning assets	968,897			927,692
Total assets	$15,290,338			$14,214,250

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,042,524	$12,987	1.73%	$3,402,760	$8,864	1.06%
Savings	223,531	565	1.03%	236,216	424	0.73%
Time deposits	5,936,842	33,295	2.27%	4,525,813	15,561	1.39%
Total interest bearing deposits	9,202,897	46,847	2.06%	8,164,789	24,849	1.23%
FHLB advances	810,857	2,614	1.31%	974,071	4,069	1.69%
Convertible notes	194,969	2,298	4.71%	—	—	—%
Other borrowings	98,126	1,763	7.19%	97,049	1,424	5.87%
Total interest bearing liabilities	10,306,849	53,522	2.11%	9,235,909	30,342	1.33%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,886,746			2,941,577
Other liabilities	176,251			105,474
Stockholders’ equity	1,920,492			1,931,290
Total liabilities and stockholders’ equity	$15,290,338			$14,214,250

Net interest income/net interest spread		$119,608	2.79%		$120,068	3.26%
Net interest margin			3.39%			3.66%
Cost of deposits			1.57%			0.91%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended March 31, 2019 over March 31, 2018
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$20,193	$7,450	$12,743
Securities available for sale	2,218	1,237	981
FHLB stock and other investments	309	895	(586)
Total interest income	$22,720	$9,582	$13,138
INTEREST EXPENSE:
Demand, interest bearing	$4,123	$5,147	$(1,024)
Savings	141	165	(24)
Time deposits	17,734	11,870	5,864
FHLB advances	(1,455)	(839)	(616)
Convertible notes	2,298	—	2,298
Other borrowings	339	323	16
Total interest expense	$23,180	$16,666	$6,514
NET INTEREST INCOME	$(460)	$(7,084)	$6,624

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
The provision for loan losses for the first quarter of 2019 was $3.0 million, an increase of $500 thousand from $2.5 million for the same period last year. The increase in provision for loan losses for the first quarter of 2019 compared to the same period in 2018 was due mostly to the overall increase in loan balances.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit, loan servicing fees, wire transfer fees, net gains on sales of loans, and other income which includes changes in the fair value of our equity investments with readily determinable fair value. Noninterest income for the first quarter of 2019 was $11.4 million compared to $19.9 million for the same quarter of 2018, a decrease of $8.4 million, or 42.5%.
Noninterest income by category is summarized in the table below:

	Three Months Ended March 31,		Decrease
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,317	$4,801	$(484)	(10.1)%
International service fees	933	1,020	(87)	(8.5)%
Loan servicing fees, net	730	1,579	(849)	(53.8)%
Wire transfer fees	1,089	1,207	(118)	(9.8)%
Net gains on sales of SBA loans	—	3,450	(3,450)	(100.0)%
Net gains on sales of other loans	741	1,196	(455)	(38.0)%
Other income and fees	3,612	6,597	(2,985)	(45.2)%
Total noninterest income	$11,422	$19,850	$(8,428)	(42.5)%

The decrease in noninterest income for the first quarter of 2019 compared to the first quarter of 2018 was due mostly to a decrease in net gains on sales of SBA and other loans and other income and fees, although all other noninterest expense line items also experienced a decline.
The decrease in service fees on deposit accounts for the three months ended March 31, 2019 compared to the same period of 2018 was due to a decline in non-sufficient fee charges and business analysis fees. We continue to experience a decline in non-sufficient fee charges as the number of customer overdrafts have continued to decline. During 2018, we discontinued our relationships with deposit customers with increased risk profiles such as check cashing businesses and money service businesses, which has resulted in a decline in the number of these demand deposit accounts and the associated business analysis fees earned from these accounts. The result has been a continued decline in service fees on deposit accounts.
International service fees declined for the first quarter of 2019 compared to the same period of 2018 due to a decline in trade finance loans at March 31, 2019 compared to March 31, 2018. International service fees are earned mostly from trade finance loans and as the number and balance of these loans decline, our associated fee income has also declined.
Loan servicing fees, net represents income earned for servicing SBA and residential mortgage loans that we previously sold. We retain servicing on most of the loans that we choose to sell. The decrease in loan servicing fees, net for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the increase in payoffs for loans that we were servicing that results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income earned.
The reduction in net gains on sales of SBA loans for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to the reduction in SBA loans sold in the secondary market. During the fourth quarter of 2018, we made the decision to discontinue the practice of regularly selling the guaranteed portion of SBA loans on the secondary market and to retain these loans on our balance sheet due to the decline in premiums offered in the secondary market. As a result, we did not sell any SBA loans during the three months ended March 31, 2019, and did not record any gains on sales of SBA loans. During the three months ended March 31, 2018, we sold $48.6 million in SBA loans.
Net gains on sales of other loans represents net gains from the sale of residential mortgage loans. Residential mortgage loans sold during the first quarter of 2019 totaled $69.8 million compared to $45.9 million sold during the first quarter of 2018. The decline in net gains on sales of other loans for the first quarter of 2019 compared to the first quarter of 2018 was due to the decline in premium rates offered for residential mortgage loan sales.
Other income and fees for the first quarter of 2019 decreased by $3.0 million compared to the first quarter of 2018 due to the decline in income recorded for net changes in fair value for equity investments. During the first quarter of 2018, we adopted ASU 2016-01, which requires changes in the fair value of certain equity investments to be recorded in earnings. Subsequent to the adoption of ASU 2016-01, we recorded $3.5 million in other income and fees for the three months ended March 31, 2018 to account for the change in fair value of our mutual funds and equity stock owned. For the three months ended March 31, 2019, the net fair value change of equity investments recorded in other income and fees totaled $913 thousand.

Noninterest Expense
Noninterest expense for the first quarter of 2019 was $70.8 million, an increase of $2.4 million, or 3.5%, from $68.5 million for the same period of 2018.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$40,429	$39,385	$1,044	2.7%
Occupancy	7,677	7,239	438	6.1%
Furniture and equipment	3,446	3,721	(275)	(7.4)%
Advertising and marketing	2,062	2,299	(237)	(10.3)%
Data processing and communications	2,956	3,495	(539)	(15.4)%
Professional fees	5,380	3,106	2,274	73.2%
Investments in affordable housing partnership expenses	2,881	2,630	251	9.5%
FDIC assessments	1,551	1,767	(216)	(12.2)%
Credit related expenses	678	772	(94)	(12.2)%
OREO expense, net	(152)	(104)	(48)	46.2%
Other	3,925	4,143	(218)	(5.3)%
Total noninterest expense	$70,833	$68,453	$2,380	3.5%

The increase in noninterest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was mostly due to an increase in salaries and employee benefits and professional fees, partially offset by a decline in data processing and communications fees, furniture and equipment, advertising and marketing, FDIC assessment expenses, and other noninterest expenses.
Salaries and employee benefits expense increased $1.0 million for the first quarter of 2019 compared to the same period in 2018. The number of full-time equivalent employees decreased from 1,502 at March 31, 2018 to 1,468 at March 31, 2019. The increase in salaries and benefits for the first quarter of 2019 compared to the first quarter of 2018 was mostly due to an increase in employee benefits, namely insurance costs. Total salaries remained largely unchanged for the first quarter of 2019 compared to the first quarter of 2018.
Advertising and marketing expense experienced a decrease of $237 thousand for the first quarter of 2019 compared to the first quarter of 2018 due to a reduction in advertising and corporate promotions during the first quarter of 2019.
Data processing and communications fees decreased $539 thousand for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the decreased number of deposit accounts for the first quarter in 2019 compared to the same period in the prior year. The decrease in deposit accounts led to a decrease in the number of transactions, which resulted in lower data processing fees paid for the first quarter of 2019 compared to the first quarter of 2018. Data processing and communication fees for the first quarter of 2019 also included credits received from our core processing vendor as part of our negotiated contract renewal which begins in 2020.
The increase in professional fees of $2.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to an increase in audit and consulting fees for the first quarter in 2019 compared to the same period in the prior year. Management chose to deploy a portion of the savings in tax provision that resulted from the reduction in the corporate tax rate to improve certain key areas with the assistance of third party consultants in preparation for future growth which resulted in additional expense for the first quarter of 2019 compared to the first quarter of 2018. Professional fees for the first quarter of 2019 also included additional fees paid to third parties for assistance with the upcoming implementation of the new accounting standard for current expected credit loss (“CECL”).

The FDIC assessment premium utilizes an initial base assessment rate which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and selected financial measures. During the fourth quarter, the FDIC reached the minimum reserve ratio of 1.35% and announced it would no longer assess the large institution surcharge (surcharge on institution in excess of $10 billion in consolidated assets). As a result, we experienced a decline in our FDIC assessment expense for the first quarter of 2019 compared to the first quarter of 2018.
Other noninterest expense for the three months ended March 31, 2019 remained largely unchanged compared to the same period of the prior year.
Provision for Income Taxes
Income tax provision expense was $14.4 million and $17.7 million for the quarters ended March 31, 2019 and 2018, respectively. The effective income tax rates were 25.24% and 25.71% for the quarters ended March 31, 2019 and 2018, respectively. The decline in the effective tax rate for the first quarter of 2019 compared to the first quarter of 2018 was due to additional estimated tax credits for investments in affordable housing partnerships for 2019 compared to the previous year.

Financial Condition
At March 31, 2019, our total assets were $15.40 billion, an increase of $92.7 million, or 1%, from $15.31 billion at December 31, 2018. The increase in assets was due to an increase in cash and cash equivalents and the recording of right of use operating lease assets on the balance sheet offset partially by a decline in securities available for sale, loans held for sale, and loans receivable.
Equity Investments
At March 31, 2019, total equity investments with readily determinable fair values totaled $24.3 million consisting of mutual funds of $21.7 million and $2.6 million in equity stock. Equity investments with readily determinable fair values at December 31, 2018 totaled $23.4 million consisting of mutual funds of $21.5 million and $1.9 million in equity stock. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $26.6 million and $26.4 million in equity investments without readily determinable fair values as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, equity investments without readily determinable fair values included $25.2 million in Community Reinvestment Act investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments during the three months ended March 31, 2019 and 2018.
Investment Securities Portfolio
At March 31, 2019, we had $1.82 billion in available for sale securities compared to $1.85 billion at December 31, 2018. The net unrealized loss on the available for sale securities at March 31, 2019 was $22.8 million compared to a net unrealized loss on securities of $47.4 million at December 31, 2018.
During the three months ended March 31, 2019, there were no investment securities purchased, $50.9 million in mortgage related securities were paid down and there were no matured or called securities. During the three months ended March 31, 2018, $77.5 million in investment securities were purchased, $49.9 million in mortgage related securities were paid down, and there were no matured or called securities.
Investments in Affordable Housing Partnerships
At March 31, 2019, we had $89.1 million in investments in affordable housing partnerships compared to $92.0 million at December 31, 2018. The decrease in investments in affordable housing partnerships was due to losses and premium amortization recorded during the three months ended March 31, 2019. Commitments to fund investments in affordable housing partnerships totaled $40.7 million at March 31, 2019 compared to $46.5 million at December 31, 2018.

Loan Portfolio
At March 31, 2019, loans receivable totaled $12.05 billion, a decrease of $44.1 million from $12.10 billion at December 31, 2018. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	March 31, 2019		December 31, 2018
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$49,633	—%	$51,197	—%
Commercial	8,396,364	70%	8,395,327	69%
Construction	269,837	2%	275,076	2%
Total real estate loans	8,715,834	72%	8,721,600	71%
Commercial business	2,158,424	18%	2,127,630	18%
Trade finance	172,273	2%	197,190	2%
Consumer and other	1,007,067	8%	1,051,486	9%
Total loans outstanding	12,053,598	100%	12,097,906	100%
Deferred loan fees, net	406		209
Loans receivable	12,054,004		12,098,115
Allowance for loan losses	(94,217)		(92,557)
Loans receivable, net of allowance for loan losses	$11,959,787		$12,005,558
Commercial real estate and commercial business loan types experienced an increase from December 31, 2018 to March 31, 2019 due to the originations of loans during the twelve months ended March 31, 2019 while non-consumer residential real estate, construction, trade finance, and consumer and other loans experienced declines.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$1,812,992	$1,712,032
Standby letters of credit	72,049	69,763
Other commercial letters of credit	64,553	65,822
	$1,949,594	$1,847,617

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $138.5 million at March 31, 2019 compared to $113.0 million at December 31, 2018. The ratio of nonperforming assets to loans receivable and OREO was 1.15% and 0.93% at March 31, 2019 and December 31, 2018, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans (1)	$86,637	$53,286
Loans 90 days or more days past due, still accruing	387	1,529
Accruing restructured loans	45,204	50,410
Total nonperforming loans	132,228	105,225
OREO	6,258	7,754
Total nonperforming assets	$138,486	$112,979

Nonaccrual loans (1):
Legacy Portfolio	$67,884	$42,248
Acquired Portfolio	18,753	11,038
Total nonaccrual loans	$86,637	$53,286

Nonperforming loans:
Legacy Portfolio	$99,932	$75,859
Acquired Portfolio	32,296	29,366
Total nonperforming loans	$132,228	$105,225

Nonperforming loans to loans receivable	1.10%	0.87%
Nonperforming assets to loans receivable and OREO	1.15%	0.93%
Nonperforming assets to total assets	0.90%	74.00%
Allowance for loan losses to nonperforming loans	71.25%	87.96%
Allowance for loan losses to nonperforming assets	68.03%	81.92%
__________________________________

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $30.5 million and $29.2 million as of March 31, 2019 and December 31, 2018, respectively.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“ALLL”) was $94.2 million at March 31, 2019 compared to $92.6 million at December 31, 2018. The ALLL was 0.78% of loans receivable at March 31, 2019 and 0.77% of loans receivable at December 31, 2018. The ALLL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at March 31, 2019 and December 31, 2018 totaled $61.6 million and $65.5 million, respectively. Impaired loan reserves increased to $6.8 million at March 31, 2019 from $4.8 million at December 31, 2018.
The following table reflects our allocation of the ALLL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	March 31, 2019			December 31, 2018
	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate - residential	$145	$49,633	0.29%	$112	$51,197	0.22%
Real estate - commercial	51,491	8,396,364	0.61%	55,890	8,395,327	0.67%
Real estate - construction	1,501	269,837	0.56%	765	275,076	0.28%
Commercial business	32,376	2,158,424	1.50%	27,765	2,127,630	1.30%
Trade finance	698	172,273	0.41%	719	197,190	0.36%
Consumer and other	8,006	1,007,067	0.79%	7,306	1,051,486	0.69%
Total	$94,217	$12,053,598	0.78%	$92,557	$12,097,906	0.77%
__________________________________

*	Held-for-sale loans of $921 thousand and $25.1 million at March 31, 2019 and December 31, 2018, respectively, were excluded.

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

The activity in the ALLL for the three months ended March 31, 2019 was as follows:

		Acquired Loans(2)
Three Months Ended March 31, 2019	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$78,260	$12,163	$2,134	$92,557
Provision (credit) for loan losses	2,880	(969)	1,089	3,000
Loans charged off	(1,404)	—	(350)	(1,754)
Recoveries of loan charge offs	1,218	—	74	1,292
PCI allowance adjustment	—	(878)	—	(878)
Balance, end of period	$80,954	$10,316	$2,947	$94,217

Total loans outstanding	$10,284,309	$141,931	$1,627,358	$12,053,598
Allowance to total loans receivable ratio	0.79%	7.27%	0.18%	0.78%
Net loan charge offs to beginning allowance	0.24%	—%	12.93%	0.50%
Net loan charge offs to provision for loan losses	6.46%	—%	25.34%	15.40%

		Acquired Loans (2)
Three Months Ended March 31, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$67,647	$12,040	$4,854	$84,541
Provision (credit) for loan losses	4,726	(188)	(2,038)	2,500
Loans charged off	(752)	(37)	(279)	(1,068)
Recoveries of loan charge offs	444	—	44	488
Balance, end of period	$72,065	$11,815	$2,581	$86,461

Total loans outstanding	$8,758,317	$190,438	$2,343,705	$11,292,460
Allowance to total loans receivable ratio	0.82%	6.20%	0.11%	0.77%
Net loan charge offs to beginning allowance	0.46%	(0.31)%	4.84%	0.69%
Net loan charge offs to provision for loan losses	6.52%	19.68%	(11.53)%	23.20%

__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired Loans were marked to fair value at acquisition and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance of the ALLL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$12,088,169	$11,095,864
Loans receivable	$12,054,004	$11,292,483

ALLOWANCE:
Balance, beginning of period	$92,557	$84,541
Less loan charge offs:
Real estate - commercial	(60)	(165)
Commercial business	(1,408)	(556)
Consumer and other	(286)	(347)
Total loan charge offs	(1,754)	(1,068)
Plus loan recoveries:
Real estate - commercial	1,127	202
Commercial business	158	253
Trade Finance	—	12
Consumer and other	7	21
Total loans recoveries	1,292	488
Net loan recoveries (charge offs)	(462)	(580)
Provision for loan losses	3,000	2,500
PCI allowance adjustment	(878)	—
Balance, end of period	$94,217	$86,461

Net loan charge offs to average loans, including loans held for sale*	0.02%	0.02%
Allowance for loan losses to loans receivable at end of period	0.78%	0.77%
Net loan charge offs to allowance for loan losses*	1.96%	2.68%
Net loan charge offs to provision for loan losses	15.40%	23.20%
__________________________________

*	Annualized
We believe the ALLL as of March 31, 2019 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. If actual losses exceed the estimated amounts, it could have a material and adverse effect on our financial condition and results of operations.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2019, deposits increased $93.5 million, or 0.8%, to $12.25 billion from $12.16 billion at December 31, 2018. The increase in deposits was primarily due to an increase in time deposits and NOW account balances offset by a decline in demand deposits.
At March 31, 2019, 24.1% of total deposits were noninterest bearing demand deposits, 48.9% were time deposits, and 27.0% were interest bearing demand and savings deposits. At December 31, 2018, 24.9% of total deposits were noninterest bearing demand deposits, 48.3% were time deposits, and 26.8% were interest bearing demand and savings deposits.
At March 31, 2019, we had $1.57 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.57 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2018. The California State Treasurer deposits had three to six month maturities with a weighted average interest rate of 2.51% at March 31, 2019 and were collateralized with securities with a carrying value of $341.2 million. Time deposits of more than $250 thousand at March 31, 2019 totaled $1.84 billion compared to $1.77 billion at December 31, 2018.
The following is a schedule of certificates of deposit maturities as of March 31, 2019:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,594,016	26%
Over three months through six months	1,510,261	25%
Over six months through nine months	1,215,174	20%
Over nine months through twelve months	1,256,519	22%
Over twelve months	413,993	7%
Total time deposits	$5,989,963	100%

Other Borrowings
We utilize FHLB advances as a secondary source of funds in addition to deposits which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At March 31, 2019, FHLB advances totaled $720.0 million and had an average weighted remaining maturity of 1.7 years compared to $821.3 million with an average weighted remaining maturity of 1.8 years at December 31, 2018. Total FHLB advances at March 31, 2019 did not include premiums recorded from prior acquisitions compared to $1.3 million in FHLB advance premiums at December 31, 2018.
We did not have federal funds purchased at March 31, 2019 and December 31, 2018.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $102.2 million at March 31, 2019 and $101.9 million at December 31, 2018. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Convertible Notes
During the second quarter of 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at March 31, 2019 was $195.8 million net of a $21.7 million discount, which represents the conversion option discount and issuance costs to be capitalized. At December 31, 2018, the net balance of convertible notes was $194.5 million, net of $23.0 million in remaining discounts and issuance costs. (See footnote 11 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
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
We enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We utilize interest rate swap contracts and interest rate caps to help manage the risk of changing interest rates. We also sell interest rate swaps to certain adjustable rate commercial loan customers to fix the interest rate on their floating rate loans. When the fixed rate swap is originated with the customer, an identical offsetting swap is also entered into by us with a correspondent bank.
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
Total stockholders’ equity was $1.95 billion at March 31, 2019 compared to $1.90 billion at December 31, 2018.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, and a minimum ratio of Tier 1 common equity capital to risk-weighted assets of 4.5%, to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Federal banking agencies also require a capital conservation buffer of 2.50% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to us and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

At March 31, 2019, our common equity Tier 1 capital was $1.49 billion compared to $1.46 billion at December 31, 2018. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and including our trust preferred securities, was $1.58 billion at March 31, 2019 and $1.56 billion at December 31, 2018. At March 31, 2019, the common equity Tier 1 capital ratio was 11.59%. The total capital to risk-weighted assets ratio was 13.10% and the Tier 1 capital to risk-weighted assets ratio was 12.36%. The Tier 1 leverage capital ratio at March 31, 2019 was 10.66%.
As of March 31, 2019 and December 31, 2018, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the table below:

	As of March 31, 2019
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,485,917	11.59%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,679,171	13.10%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,584,218	12.36%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,584,218	10.66%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,764,757	13.77%	$833,037	6.50%	$931,720	7.27%
Total risk-based capital ratio (to risk-weighted assets)	$1,859,710	14.51%	$1,281,595	10.00%	$578,115	4.51%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,764,757	13.77%	$1,025,276	8.00%	$739,481	5.77%
Tier 1 capital to total assets (to average assets)	$1,764,757	11.88%	$742,990	5.00%	$1,021,767	6.88%

	As of December 31, 2018
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,458,344	11.44%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,649,664	12.94%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,556,371	12.21%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,568,144	10.55%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,737,092	13.63%	$828,677	6.50%	$908,415	7.13%
Total risk-based capital ratio (to risk-weighted assets)	$1,830,385	14.36%	$1,274,887	10.00%	$555,498	4.36%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,737,092	13.63%	$1,019,910	8.00%	$717,182	5.63%
Tier 1 capital to total assets (to average assets)	$1,548,401	11.76%	$738,299	5.00%	$998,793	6.76%

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
At March 31, 2019, our total borrowing capacity from the FHLB was $3.83 billion of which $3.09 billion was unused and available to borrow. At March 31, 2019, our total borrowing capacity from the FRB Discount Window was $844.1 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $1.99 billion at March 31, 2019 compared to $1.83 billion at December 31, 2018. Cash and cash equivalents were $612.9 million at March 31, 2019 compared to $459.6 million at December 31, 2018. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2019, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	March 31, 2019		December 31, 2018
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	5.11%	(3.51)%	4.50%	(4.30)%
+ 100 basis points	2.65%	(1.48)%	2.18%	(2.12)%
- 100 basis points	(3.03)%	0.53%	(3.24)%	1.14%
- 200 basis points	(6.45)%	1.49%	(7.17)%	0.92%

Item 4.	Controls and Procedures
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
We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $100 thousand at March 31, 2019. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.	Risk Factors
Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2018, which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition, and results of operations.

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

HOPE BANCORP, INC.

Date:	May 3, 2019	/s/ Kevin S. Kim
Kevin S. Kim
President and Chief Executive Officer

Date:	May 3, 2019	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer