Form 10-Q
period 2019-06-30
HOPE BANCORP INC
filed 2019-08-06
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50245
 HOPE BANCORP INC
(Exact name of registrant as specified in its charter)

Delaware			95-4849715
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3200 Wilshire Boulevard, Suite 1400
Los Angeles	,	California	90010
(Address of principal executive offices)			(Zip Code)
(213) 639-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	,	par value $0.001 per share	HOPE	NASDAQ Global Select Market
(Title of class)			(Trading Symbol)	(Name of exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2019, there were 126,685,919 outstanding shares of Hope Bancorp, Inc. common stock.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$242,459	$219,366
Interest bearing cash in other banks	367,336	240,240
Total cash and cash equivalents	609,795	459,606
Interest bearing deposits in other financial institutions	30,632	29,409
Securities available for sale, at fair value	1,826,903	1,846,265
Equity investments	48,750	49,835
Loans held for sale, at the lower of cost or fair value	6,426	25,128
Loans receivable, net of allowance for loan losses of $94,066 and $92,557 at June 30, 2019 and December 31, 2018, respectively	11,883,068	12,005,558
Other real estate owned (“OREO”), net	5,644	7,754
Federal Home Loan Bank (“FHLB”) stock, at cost	21,580	25,461
Premises and equipment, net	52,552	53,794
Accrued interest receivable	33,980	32,225
Deferred tax assets, net	30,048	50,913
Customers’ liabilities on acceptances	1,696	2,281
Bank owned life insurance (“BOLI”)	75,963	75,219
Investments in affordable housing partnerships	86,672	92,040
Operating lease right-of-use assets, net	60,064	—
Goodwill	464,450	464,450
Core deposit intangible assets, net	12,947	14,061
Servicing assets, net	19,997	23,132
Other assets	67,660	48,821
Total assets	$15,338,827	$15,305,952

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,009,218	$3,022,633
Interest bearing:
Money market and NOW accounts	3,238,947	3,036,653
Savings deposits	243,859	225,746
Time deposits	5,680,360	5,870,624
Total deposits	12,172,384	12,155,656
FHLB advances	695,000	821,280
Convertible notes, net	196,977	194,543
Subordinated debentures, net	102,477	101,929
Accrued interest payable	36,987	31,374
Acceptances outstanding	1,696	2,281
Operating lease liabilities	61,214	—
Commitments to fund investments in affordable housing partnerships	34,217	46,507
Other liabilities	42,703	49,171
Total liabilities	$13,343,655	$13,402,741
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at June 30, 2019 and December 31, 2018: issued and outstanding 135,676,275 and 126,673,822 shares, respectively, at June 30, 2019, and issued and outstanding 135,642,365 and 126,639,912 shares, respectively, at December 31, 2018	$136	$136
Additional paid-in capital	1,425,262	1,423,405
Retained earnings	712,351	662,375
Treasury stock, at cost; 9,002,453 shares at June 30, 2019 and December 31, 2018	(150,000)	(150,000)
Accumulated other comprehensive gain (loss), net	7,423	(32,705)
Total stockholders’ equity	1,995,172	1,903,211
Total liabilities and stockholders’ equity	$15,338,827	$15,305,952

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$158,627	$146,188	$316,763	$284,131
Interest on securities	11,866	10,899	24,185	21,000
Interest on other investments	2,973	2,823	5,648	5,189
Total interest income	173,466	159,910	346,596	310,320
INTEREST EXPENSE:
Interest on deposits	48,826	30,610	95,673	55,459
Interest on FHLB advances	3,384	3,681	5,998	7,750
Interest on other borrowings and convertible notes	4,035	2,800	8,096	4,224
Total interest expense	56,245	37,091	109,767	67,433
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	117,221	122,819	236,829	242,887
PROVISION FOR LOAN LOSSES	1,200	2,300	4,200	4,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	116,021	120,519	232,629	238,087
NONINTEREST INCOME:
Service fees on deposit accounts	4,416	4,613	8,733	9,414
International service fees	1,020	1,212	1,953	2,232
Loan servicing fees, net	738	1,010	1,467	2,589
Wire transfer fees	1,311	1,250	2,400	2,457
Net gains on sales of SBA loans	—	3,480	—	6,930
Net gains on sales of other loans	1,066	431	1,807	1,627
Net gains on sales of securities available for sale	129	—	129	—
Other income and fees	3,607	3,273	7,220	9,870
Total noninterest income	12,287	15,269	23,709	35,119
NONINTEREST EXPENSE:
Salaries and employee benefits	39,297	40,575	79,726	79,960
Occupancy	7,839	7,418	15,516	14,657
Furniture and equipment	4,026	4,023	7,472	7,744
Advertising and marketing	2,245	2,737	4,307	5,036
Data processing and communications	2,587	3,574	5,543	7,069
Professional fees	5,959	4,474	11,339	7,580
Investments in affordable housing partnerships expenses	2,388	2,613	5,268	5,243
FDIC assessments	1,559	1,611	3,110	3,378
Credit related expenses	1,549	926	2,227	1,698
OREO expense, net	83	45	(69)	(59)
Other	3,839	3,633	7,765	7,776
Total noninterest expense	71,371	71,629	142,204	140,082
INCOME BEFORE INCOME TAXES	56,937	64,159	114,134	133,124
INCOME TAX PROVISION	14,256	16,629	28,695	34,362
NET INCOME	$42,681	$47,530	$85,439	$98,762
EARNINGS PER COMMON SHARE
Basic	$0.34	$0.36	$0.67	$0.74
Diluted	$0.34	$0.36	$0.67	$0.73

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$42,681	$47,530	$85,439	$98,762
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities available for sale	32,523	(9,249)	57,189	(33,898)
Reclassification adjustments for net gains realized in net income	(129)	—	(129)	—
Tax effect	(9,613)	2,767	(16,932)	10,276
Other comprehensive income (loss), net of tax	22,781	(6,482)	40,128	(23,622)
Total comprehensive income	$65,462	$41,048	$125,567	$75,140

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, APRIL 1, 2018	135,516,119	$136	$1,405,806	$578,031	$—	$(38,640)	$1,945,333
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	13,326	—	97				97
Stock-based compensation			731				731
Cash dividends declared on common stock ($0.13 per share)				(17,617)			(17,617)
Comprehensive income:
Net income				47,530			47,530
Other comprehensive loss						(6,482)	(6,482)
Repurchase of treasury stock	(4,361,740)				(78,961)		(78,961)
Equity component of convertible notes, net of taxes			15,045				15,045
BALANCE, JUNE 30, 2018	131,167,705	$136	$1,421,679	$607,944	$(78,961)	$(45,122)	$1,905,676

BALANCE, APRIL 1, 2019	126,635,584	$136	$1,424,029	$687,404	$(150,000)	$(15,358)	$1,946,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	38,238	—	—				—
Stock-based compensation			1,233				1,233
Cash dividends declared on common stock ($0.14 per share)				(17,734)			(17,734)
Comprehensive income:
Net income				42,681			42,681
Other comprehensive income						22,781	22,781
BALANCE, JUNE 30, 2019	126,673,822	$136	$1,425,262	$712,351	$(150,000)	$7,423	$1,995,172

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2018	135,511,891	$136	$1,405,014	$544,886	$—	$(21,781)	$1,928,255
Reclassification of unrealized losses on equity investments to retained earnings - ASU 2016-01				(469)		281	(188)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	17,554	—	209				209
Stock-based compensation			1,411				1,411
Cash dividends declared on common stock ($0.26 per share)				(35,235)			(35,235)
Comprehensive income:
Net income				98,762			98,762
Other comprehensive loss						(23,622)	(23,622)
Repurchase of treasury stock	(4,361,740)				(78,961)		(78,961)
Equity component of convertible notes, net of taxes			15,045				15,045
BALANCE, JUNE 30, 2018	131,167,705	$136	$1,421,679	$607,944	$(78,961)	$(45,122)	$1,905,676

BALANCE, JANUARY 1, 2019	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	33,910	—	3				3
Stock-based compensation			1,854				1,854
Cash dividends declared on common stock ($0.28 per share)				(35,463)			(35,463)
Comprehensive income:
Net income				85,439			85,439
Other comprehensive income						40,128	40,128
BALANCE, JUNE 30, 2019	126,673,822	$136	$1,425,262	$712,351	$(150,000)	$7,423	$1,995,172

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,439	$98,762
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	904	(3,318)
Stock-based compensation expense	2,326	1,868
Provision for loan losses	4,200	4,800
Credit for unfunded loan commitments	—	(50)
Valuation adjustment of OREO	153	113
Net gains on sales of SBA and other loans	(1,807)	(8,557)
Earnings on BOLI	(744)	(778)
Net change in fair value of derivatives	(62)	15
Net losses on sale and disposal of premises and equipment	75	36
Net losses (gains) on sales of OREO	13	(151)
Net gains on sales of securities available for sale	(129)	—
Net change in fair value of equity investments with readily determinable fair value	(1,225)	(3,518)
Losses on investments in affordable housing partnership	5,216	5,074
Net change in deferred income taxes	3,933	4,408
Proceeds from sales of loans held for sale	64,220	161,621
Originations of loans held for sale	(49,560)	(148,086)
Originations of servicing assets	(946)	(3,316)
Net change in accrued interest receivable	(1,755)	(975)
Net change in other assets	(19,976)	2,102
Net change in accrued interest payable	5,613	8,633
Net change in other liabilities	(6,468)	(13,134)
Net cash provided by operating activities	89,420	105,549
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of interest bearing deposits in other financial institutions	(11,270)	(4,611)
Redemption of interest bearing deposits in other financial institutions	10,047	5,635
Purchase of securities available for sale	(110,954)	(277,627)
Proceeds from matured, called, or paid-down securities available for sale	114,943	102,950
Proceeds from sale of securities available for sale	69,169	—
Proceeds from sales of other loans held for sale previously classified as held for investment	83,599	6,296
Net change in loans receivable	56,824	(557,761)
Proceeds from sales of OREO	2,741	4,350
Purchase of FHLB stock	(155)	—
Redemption of FHLB stock	4,036	2,829
Purchase of premises and equipment	(3,100)	(4,329)
Proceeds from BOLI death benefits	1,363	—
Investments in affordable housing partnerships	(12,270)	(5,480)
Net cash provided by (used in) investing activities	204,973	(727,748)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	16,728	887,987
Proceeds from FHLB advances	515,000	—
Repayment of FHLB advances	(640,000)	(320,000)
Repayment of federal funds purchased	—	(69,900)
Proceeds from convertible notes, net of issuance fees	—	212,920
Purchase of treasury stock	—	(78,961)
Cash dividends paid on common stock	(35,463)	(35,235)
Taxes paid in net settlement of restricted stock	(472)	(457)
Issuance of additional stock pursuant to various stock plans	3	209
Net cash (used in) provided by financing activities	(144,204)	596,563
NET CHANGE IN CASH AND CASH EQUIVALENTS	150,189	(25,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	459,606	492,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$609,795	$466,364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$102,452	$58,348
Income taxes paid	$35,159	$15,218
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$302	$1,876
Transfer from loans receivable to loans held for sale	$82,991	$6,155
Transfer from loans held for sale to loans receivable	$5,181	$478
Transfer of available for sale securities to equity investments with adoption of ASU 2016-01	$—	$21,957
New commitments to fund affordable housing partnership investments	$—	$5,000
Lease liabilities arising from obtaining right-of-use assets	$62,833	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of June 30, 2019, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Georgia, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2019 and December 31, 2018 and the results of operations for the three and six months ended June 30, 2019 and 2018. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Pending Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, also referred to as “CECL”. The FASB subsequently issued ASU 2018-19, ASU 2019-04, and ASU 2019-05 to provide additional clarification, implementation, codification improvements, and transition guidance related to ASU 2016-13. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company has established a CECL committee to oversee the development and implementation of ASU 2016-13. The Company is collaborating with a third party advisory team and has also engaged a software vendor to assist the Company to consolidate its models to arrive at a lifetime expected credit losses in compliance with ASU 2016-13 by the effective date. The Company is currently finalizing and documenting its methodologies and developing new processes, policies, and controls under the new guidance in preparation of performing a full end to end parallel run. Based on the Company’s initial assessment of the ASU 2016-13, the Company expects the new guidance will result in additional required allowance for loan losses which could potentially have a material impact on its consolidated financial statements and regulatory capital ratios.
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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 removes the disclosure requirement detailing the amount of and reasons for transfers between Level 1 and Level 2, and the valuation processes for Level 3 fair value measurements. In addition, ASU 2018-13 modifies the disclosure requirement for investments in certain entities that calculate net asset value. Lastly, ASU 2018-13 adds a disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective annual periods in fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted upon the issuance of ASU 2018-13. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.
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
Recent Accounting Pronouncements
 In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses, Topic 326.” ASU 2019-05 addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. ASU 2016-13 allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. Entities are required to make this election on an instrument-by-instrument basis. The effective date for ASU 2019-05 is the same as for ASU 2016-13, or for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect elect the fair value option on its financial instruments in accordance with ASU 2019-05.

3.    Stock-Based Compensation
The Company previously awarded equity as a form of compensation under a stock-based incentive plan (the “2016 Plan”). The 2016 Plan was approved by the Company’s stockholders on September 1, 2016. The 2016 Plan provided for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, employees, and potentially consultants of the Company. The 2016 Plan initially had 2,400,000 shares that were available for grant to participants.
On May 23, 2019 the Company’s stockholders approved another stock-based incentive plan (the “2019 Plan”) which provides for grants of stock options, SARs, restricted stock, performance shares, and performance units to non-employee directors, employees, and potentially consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”). The 2019 Plan replaces the 2016 Plan and stipulates that no further awards shall be made under prior plans. Therefore, future awards will only be issued from the 2019 Plan.
The 2019 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, other key employees, and consultants with appropriate equity-based awards to; (ii) motivate high levels of performance; (iii) recognize employee contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2019 Plan initially had 4,400,000 shares that were available for grant to participants. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the plans, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). All options not exercised generally expire 10 years after the date of grant.
ISOs, SARs, and NQSOs have vesting periods of three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units are granted with a restriction period of not less than one year from the grant date for performance-based awards and not more than three years from the grant date for time-based vesting of grants. Compensation expense for awards is recognized over the vesting period.
Under the 2019 Plan, 4,026,459 shares were available for future grants as of June 30, 2019.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2016 Plan and 2019 Plan for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2019	982,631	$15.41
Granted	—	—
Exercised	—	—
Expired	(18,962)	16.67
Forfeited	(18,000)	17.18
Outstanding - June 30, 2019	945,669	$15.35	5.99	$926
Options exercisable - June 30, 2019	799,669	$15.02	5.78	$926

The following is a summary of restricted stock and performance unit activity under the 2016 Plan and 2019 Plan for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2019	478,891	$16.37
Granted	756,153	13.16
Vested	(84,755)	16.79
Forfeited	(40,986)	15.60
Outstanding (unvested) - June 30, 2019	1,109,303	$14.18

The total fair value of restricted stock and performance units vested for the six months ended June 30, 2019 and 2018 was $1.2 million and $1.2 million, respectively.
In 2017, the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares in the Company on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expenses. The compensation expense for ESPP during the three months ended June 30, 2019 and 2018 was $29 thousand and $41 thousand, respectively. The compensation expense for ESPP during the six months ended June 30, 2019 and 2018 was $125 thousand and $189 thousand, respectively.
The total amount charged against income related to stock-based payment arrangements, including ESPP, was $1.5 million and $915 thousand for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, $2.3 million and $1.9 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $378 thousand and $237 thousand for the three months ended June 30, 2019 and 2018, respectively. The income tax benefit recognized for the six months ended June 30, 2019 and 2018, was approximately $585 thousand and $482 thousand, respectively.
At June 30, 2019, the unrecognized compensation expense related to non-vested stock option grants was $338 thousand, and is expected to be recognized over a weighted average vesting period of 2.17 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $11.0 million, and is expected to be recognized over a weighted average vesting period of 2.22 years.

4.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended June 30, 2019 and 2018, stock options and restricted shares awards for 982,625 and 306,136 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the six months ended June 30, 2019 and 2018, stock options and restricted shares awards for 959,319 and 303,338 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan to purchase and 20,673 shares of common stock were anti-dilutive and excluded for the three and six months ended June 30, 2018. All outstanding warrants expired in December 2018. Therefore there were no warrants outstanding during the three and six months ended June 30, 2019.
During the second quarter of 2018, the Company issued $217.5 million in convertible notes. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 11 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the three and six months ended June 30, 2019 and 2018, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the three and six months ended June 30, 2019 and 2018.
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
The following tables show the computation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019			2018
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$42,681	126,658,509	$0.34	$47,530	133,061,304	$0.36
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		211,946			291,537
Diluted EPS - common stock	$42,681	126,870,455	$0.34	$47,530	133,352,841	$0.36

	Six Months Ended June 30,
	2019			2018
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(In thousands, except share and per share data)
Basic EPS - common stock	$85,439	126,649,536	$0.67	$98,762	134,283,216	$0.74
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		193,334			293,528
Diluted EPS - common stock	$85,439	126,842,870	$0.67	$98,762	134,576,744	$0.73

5.    Equity Investments
On January 1, 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. Upon adoption, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets to retained earnings on January 1, 2018. Equity investments with readily determinable fair values at June 30, 2019, consisted of mutual funds in the amount of $22.1 million and is included in “Equity investments” on the Consolidated Statements of Financial Condition. During the second quarter of 2019, the Company sold its equity stock in other institutions for $2.6 million. There was no change in fair value recorded on the equity investments sold. Equity investments with readily determinable fair values at December 31, 2018, consisted of mutual funds and equity stock in other institutions in the amount of $21.5 million and $1.9 million, respectively.
The change in fair value for equity investments with readily determinable fair values for the three and six ended June 30, 2019 and 2018 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$313	$(1)	$1,225	$3,518
Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values	$313	$(1)	$1,225	$3,518

At June 30, 2019 and December 31, 2018, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At June 30, 2019, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $26.7 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $25.3 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2018, the total balance of equity investments without readily determinable fair values was $26.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.1 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and six ended June 30, 2019 and 2018.

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$842,576	$5,443	$(3,120)	$844,899
Mortgage-backed securities:
Residential	369,476	913	(3,213)	367,176
Commercial	530,206	13,437	(2,712)	540,931
Corporate securities	5,000	—	(1,120)	3,880
Municipal securities	70,007	565	(555)	70,017
Total investment securities available for sale	$1,817,265	$20,358	$(10,720)	$1,826,903

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$914,710	$1,541	$(21,129)	$895,122
Mortgage-backed securities:
Residential	415,659	47	(13,101)	402,605
Commercial	481,081	1,024	(12,979)	469,126
Corporate securities	5,000	—	(1,174)	3,826
Municipal securities	77,168	398	(1,980)	75,586
Total investment securities available for sale	$1,893,618	$3,010	$(50,363)	$1,846,265

As of June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three months ended June 30, 2019, the Company recognized net gains on sales of securities available for sale in the amount of $129 thousand. The net gains on sales of securities available for sale consisted of $527 thousand in gross gains offset by $398 thousand in gross losses on investments securities sold. Tax provision recorded on the net gains on sales of securities available for sale was approximately $32 thousand for the three months ended June 30, 2019. The Company received proceeds from the sale of $69.2 million in investment securities, which consisted of $39.5 million municipal securities and $29.7 million mortgage-backed securities sold. For the three or six months ended June 30, 2018, there were no sales of securities available for sale.
At June 30, 2019 and December 31, 2018, $7.4 million in unrealized gains and $32.7 million in unrealized losses on securities available for sale net of taxes, respectively, were included in accumulated other comprehensive loss. For the three and six months ended June 30, 2019, reclassifications out of accumulated other comprehensive income into earnings was $129 thousand. There were no reclassifications out of accumulated other comprehensive loss into earnings during the three and six months ended June 30, 2018.

The amortized cost and estimated fair value of investment securities at June 30, 2019, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$750	$752
Due after one year through five years	3,560	3,569
Due after five years through ten years	2,648	2,720
Due after ten years	68,049	66,856
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	842,576	844,899
Mortgage-backed securities:
Residential	369,476	367,176
Commercial	530,206	540,931
Total	$1,817,265	$1,826,903

Securities with carrying values of approximately $350.4 million and $354.6 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of June 30, 2019
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	—	$—	$—	56	$360,072	$(3,120)	56	$360,072	$(3,120)
Mortgage-backed securities:
Residential*	—	—	—	37	309,942	(3,213)	37	309,942	(3,213)
Commercial*	—	—	—	11	147,737	(2,712)	11	147,737	(2,712)
Corporate securities	—	—	—	1	3,881	(1,120)	1	3,881	(1,120)
Municipal securities	—	—	—	3	17,608	(555)	3	17,608	(555)
Total	—	$—	$—	108	$839,240	$(10,720)	108	$839,240	$(10,720)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2018
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	1	$8,041	$(28)	93	$700,095	$(21,101)	94	$708,136	$(21,129)
Mortgage-backed securities:
Residential*	4	19,973	(37)	45	363,334	(13,064)	49	383,307	(13,101)
Commercial*	3	38,494	(218)	27	312,428	(12,761)	30	350,922	(12,979)
Corporate securities	—	—	—	1	3,826	(1,174)	1	3,826	(1,174)
Municipal securities	13	5,528	(83)	32	42,444	(1,897)	45	47,972	(1,980)
Total	21	$72,036	$(366)	198	$1,422,127	$(49,997)	219	$1,494,163	$(50,363)

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
All of the Company’s investment types had investments that were in a continuous unrealized loss position for twelve months or longer as of June 30, 2019. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had unrealized losses of $3.1 million at June 30, 2019, and total residential and commercial mortgage backed securities in a continuous loss position for twelve months or longer had total unrealized losses of $5.9 million. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on U.S. Government agencies and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Corporate securities that were in a continuous loss position for twelve months or longer had unrealized losses of $1.1 million at June 30, 2019. Municipal securities that were in a continuous loss position for twelve months or longer had unrealized losses of $555 thousand at June 30, 2019. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on U.S. Government sponsored collateralized mortgage obligations and mortgage backed securities, corporate securities, and municipal securities that were in an unrealized loss position at June 30, 2019.
The Company considers the losses on the investments in unrealized loss positions at June 30, 2019 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	June 30, 2019	December 31, 2018
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$51,167	$51,197
Commercial	8,301,315	8,395,327
Construction	278,370	275,076
Total real estate loans	8,630,852	8,721,600
Commercial business	2,265,287	2,127,630
Trade finance	166,781	197,190
Consumer and other	913,087	1,051,486
Total loans outstanding	11,976,007	12,097,906
Deferred loan costs, net	1,127	209
Loans receivable	11,977,134	12,098,115
Allowance for loan losses	(94,066)	(92,557)
Loans receivable, net of allowance for loan losses	$11,883,068	$12,005,558

The loan portfolio is made up of four segments: real estate loans, commercial business, trade finance, and consumer and other. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions and other business related financing needs. Trade finance loans generally serves businesses involved in international trade activities. Consumer and other loans consist mostly of single family residential mortgage loans but also includes home equity, credit cards, and other personal loans.
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
The following table presents changes in the accretable discount on PCI loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$47,364	$54,846	$49,697	$55,002
Accretion	(6,848)	(5,959)	(12,682)	(11,731)
Reclassification from nonaccretable difference	2,846	4,686	6,347	10,302
Balance at end of period	$43,362	$53,573	$43,362	$53,573

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended June 30, 2019
Balance, beginning of period	$45,876	$27,376	$698	$7,004	$7,261	$5,000	$—	$1,002	$94,217
Provision (credit) for loan losses	1,195	183	311	14	(636)	195	—	(62)	1,200
Loans charged off	(182)	(922)	—	(343)	—	(629)	—	—	(2,076)
Recoveries of charge offs	265	120	—	1	305	32	—	2	725
Balance, end of period	$47,154	$26,757	$1,009	$6,676	$6,930	$4,598	$—	$942	$94,066

Six Months Ended June 30, 2019
Balance, beginning of period	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557
Provision (credit) for loan losses	(3,463)	6,804	290	952	(675)	313	—	(21)	4,200
Loans charged off	(216)	(2,082)	—	(553)	(26)	(877)	—	(76)	(3,830)
Recoveries of charge offs	1,387	209	—	8	310	101	—	2	2,017
PCI allowance adjustment	—	—	—	—	—	(878)	—	—	(878)
Balance, end of period	$47,154	$26,757	$1,009	$6,676	$6,930	$4,598	$—	$942	$94,066

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended June 30, 2018
Balance, beginning of period	$45,977	$20,387	$1,767	$3,934	$13,048	$1,308	$38	$2	$86,461
Provision (credit) for loan losses	1,776	487	(796)	1,086	(141)	(96)	(35)	19	2,300
Loans charged off	(144)	(446)	—	(229)	(92)	(352)	—	—	(1,263)
Recoveries of charge offs	626	1,603	12	8	1	131	—	2	2,383
Balance, end of period	$48,235	$22,031	$983	$4,799	$12,816	$991	$3	$23	$89,881

Six Months Ended June 30, 2018
Balance, beginning of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541
Provision (credit) for loan losses	2,255	3,776	(715)	1,963	(314)	(2,142)	(39)	16	4,800
Loans charged off	(207)	(788)	—	(576)	(194)	(566)	—	—	(2,331)
Recoveries of charge offs	827	1,815	24	27	2	172	—	4	2,871
Balance, end of period	$48,235	$22,031	$983	$4,799	$12,816	$991	$3	$23	$89,881

The following tables break out the allowance for loan losses and the recorded investment of loans outstanding (not including accrued interest receivable and net deferred loan costs or fees) by individually impaired, general valuation, and PCI impairment, by portfolio segment at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$192	$4,282	$333	$11	$127	$987	$—	$1	$5,933
Collectively evaluated for impairment	46,962	22,475	676	6,665	1,682	574	—	16	79,050
PCI loans	—	—	—	—	5,121	3,037	—	925	9,083
Total	$47,154	$26,757	$1,009	$6,676	$6,930	$4,598	$—	$942	$94,066

Loans outstanding:
Individually evaluated for impairment	$46,785	$26,159	$2,825	$2,266	$19,578	$4,228	$3,318	$811	$105,970
Collectively evaluated for impairment	7,160,408	2,168,442	160,638	787,980	1,289,871	58,080	—	117,110	11,742,529
PCI loans	—	—	—	—	114,210	8,378	—	4,920	127,508
Total	$7,207,193	$2,194,601	$163,463	$790,246	$1,423,659	$70,686	$3,318	$122,841	$11,976,007

	December 31, 2018
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$176	$4,221	$—	$3	$261	$130	$—	$—	$4,791
Collectively evaluated for impairment	49,270	17,605	719	6,266	1,264	460	—	19	75,603
PCI loans	—	—	—	—	5,796	5,349	—	1,018	12,163
Total	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557

Loans outstanding:
Individually evaluated for impairment	$39,976	$29,624	$5,887	$441	$18,080	$5,734	$3,124	$1,141	$104,007
Collectively evaluated for impairment	7,037,392	1,988,067	188,179	910,292	1,507,858	80,916	—	133,942	11,846,646
PCI loans	—	—	—	—	118,294	23,289	—	5,670	147,253
Total	$7,077,368	$2,017,691	$194,066	$910,733	$1,644,232	$109,939	$3,124	$140,753	$12,097,906

At June 30, 2019 and December 31, 2018, the balance of PCI loans that had credit deterioration subsequent to acquisition was $36.4 million and $57.5 million, respectively. PCI loans with subsequent credit deterioration had an allowance for loan losses balance of $9.1 million and $12.2 million at June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, the reserve for unfunded loan commitments recorded in other liabilities was $736 thousand. For the three months ended June 30, 2019 and 2018, recognized provision for unfunded commitments recorded in credit related expense was $0 and $150 thousand, respectively. For the six months ended June 30, 2019 and 2018, recognized credit for unfunded commitments recorded in credit related expense was $0 and $50 thousand, respectively.

The recorded investment of individually impaired loans and the total impaired loans net of specific allowance is presented in the following table for the dates indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
With allocated specific allowance
Without charge off	$36,966	$35,365
With charge off	1,233	681
With no allocated specific allowance
Without charge off	57,249	59,607
With charge off	10,522	8,354
Specific allowance on impaired loans	(5,933)	(4,791)
Impaired loans, net of specific allowance	$100,037	$99,216

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) as of June 30, 2019 and December 31, 2018, and the average recorded investment and interest income recognized for the three and six months ended June 30, 2019 and 2018. Impaired loans with no related allowance are believed by management to be adequately collateralized.

	As of June 30, 2019			As of December 31, 2018
Total Impaired Loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	2,222	2,492	63	1,375	1,487	156
Hotel & motel	1,789	2,658	103	1,949	2,310	119
Gas station & car wash	61	1,967	—	—	—	—
Mixed use	836	924	25	881	947	43
Industrial & warehouse	6,908	8,671	121	1,305	2,139	93
Other	839	1,103	7	7,759	8,174	26
Real estate – construction	—	—	—	—	—	—
Commercial business	21,761	23,091	5,269	22,203	23,928	4,351
Trade finance	2,825	2,825	333	—	—	—
Consumer and other	958	966	12	575	575	3
Subtotal	$38,199	$44,697	$5,933	$36,047	$39,560	$4,791
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	11,035	11,865	—	8,005	11,234	—
Hotel & motel	10,136	20,811	—	10,877	22,590	—
Gas station & car wash	456	1,660	—	545	3,653	—
Mixed use	3,473	3,576	—	7,048	7,058	—
Industrial & warehouse	11,944	12,531	—	12,343	13,467	—
Other	16,664	21,123	—	5,969	7,122	—
Real estate – construction	—	—	—	—	—	—
Commercial business	8,626	14,554	—	13,155	17,850	—
Trade finance	3,318	3,318	—	9,011	9,011	—
Consumer and other	2,119	2,204	—	1,007	1,156	—
Subtotal	$67,771	$91,642	$—	$67,960	$93,141	$—
Total	$105,970	$136,339	$5,933	$104,007	$132,701	$4,791

__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Total Impaired Loans (1)	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$125	$—	$—	$—	$84	$—
Real estate – commercial
Retail	2,133	6	7,088	7	1,880	11	4,902	15
Hotel & motel	1,812	—	2,792	—	1,857	—	2,838	—
Gas station & car wash	61	—	—	—	31	—	—	—
Mixed use	847	2	2,985	39	859	3	2,094	75
Industrial & warehouse	7,249	90	2,616	36	5,267	170	2,002	67
Other	2,597	5	6,655	24	4,318	11	5,902	47
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	24,019	139	27,487	168	23,414	295	24,435	331
Trade finance	1,463	1	3,146	63	975	2	3,384	121
Consumer and other	956	—	748	6	829	—	673	6
Subtotal	$41,137	$243	$53,642	$343	$39,430	$492	$46,314	$662
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	17,808	35	10,917	36	14,540	70	11,209	71
Hotel & motel	9,946	—	3,713	—	10,256	—	3,423	—
Gas station & car wash	494	4	542	—	511	9	558	—
Mixed use	5,345	51	2,475	50	5,912	102	2,017	100
Industrial & warehouse	10,998	64	11,886	56	11,447	127	10,733	112
Other	15,524	82	13,587	112	12,339	166	15,819	233
Real estate – construction	—	—	650	—	—	—	867	—
Commercial business	10,576	62	20,530	37	11,436	121	19,752	63
Trade finance	5,813	52	3,165	47	6,879	102	3,134	90
Consumer and other	1,450	—	1,807	—	1,303	—	1,718	—
Subtotal	$77,954	$350	$69,272	$338	$74,623	$697	$69,230	$669
Total	$119,091	$593	$122,914	$681	$114,053	$1,189	$115,544	$1,331
__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	As of June 30, 2019			As of December 31, 2018
Impaired Acquired Loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	810	843	22	198	220	118
Hotel & motel	73	345	3	72	345	4
Gas station & car wash	61	1,967	—	—	—	—
Mixed use	293	297	22	312	312	38
Industrial & warehouse	328	1,920	80	230	1,050	88
Other	—	—	—	3,454	3,454	13
Real estate – construction	—	—	—	—	—	—
Commercial business	2,022	2,294	987	4,064	5,041	130
Trade finance	—	—	—	—	—	—
Consumer and other	131	131	1	144	144	—
Subtotal	$3,718	$7,797	$1,115	$8,474	$10,566	$391
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	7,155	7,246	—	3,285	4,151	—
Hotel & motel	5,350	6,790	—	5,428	6,874	—
Gas station & car wash	183	706	—	247	2,673	—
Mixed use	194	285	—	3,722	3,726	—
Industrial & warehouse	—	—	—	119	894	—
Other	5,131	8,448	—	1,013	1,326	—
Real estate – construction	—	—	—	—	—	—
Commercial business	2,206	3,843	—	1,670	2,681	—
Trade finance	3,318	3,318	—	3,124	3,124	—
Consumer and other	680	765	—	997	1,144	—
Subtotal	$24,217	$31,401	$—	$19,605	$26,593	$—
Total	$27,935	$39,198	$1,115	$28,079	$37,159	$391

__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Impaired Acquired Loans (1)	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$125	$—	$—	$—	$84	$—
Real estate – commercial
Retail	692	—	800	—	527	—	621	—
Hotel & motel	73	—	79	—	73	—	81	—
Gas station & car wash	30	—	—	—	20	—	—	—
Mixed use	298	2	2,899	39	303	3	1,976	75
Industrial & warehouse	282	—	266	—	264	—	251	1
Other	544	—	3,314	19	1,999	—	2,316	37
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	2,998	24	8,243	41	3,353	49	6,158	80
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	133	—	76	2	137	—	51	2
Subtotal	$5,050	$26	$15,802	$101	$6,676	$52	$11,538	$195
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	7,344	30	3,108	31	5,991	60	3,209	61
Hotel & motel	5,371	—	1,029	—	5,390	—	847	—
Gas station & car wash	215	—	193	—	225	—	129	—
Mixed use	2,049	—	36	—	2,607	—	74	—
Industrial & warehouse	93	—	491	—	106	—	342	—
Other	4,749	67	4,475	60	3,504	133	6,027	117
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	1,640	31	8,380	24	1,650	64	6,660	38
Trade finance	3,192	52	3,165	47	3,169	102	3,104	90
Consumer and other	731	—	1,618	—	820	—	1,463	—
Subtotal	$25,384	$180	$22,495	$162	$23,462	$359	$21,855	$306
Total	$30,434	$206	$38,297	$263	$30,138	$411	$33,393	$501

__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

Generally, loans are placed on nonaccrual status if principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the three and six months ended June 30, 2019 or 2018.
The following table represents the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of June 30, 2019 and December 31, 2018.

	Nonaccrual Loans(1)		Accruing Loans Past Due 90 or More Days
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	4,682	5,153	—	—
Hotel & motel	6,503	7,325	—	—
Gas station & car wash	31	31	—	—
Mixed use	717	749	—	—
Industrial & warehouse	7,278	6,111	—	—
Other	10,794	5,940	—	—
Real estate – construction	—	—	—	—
Commercial business	15,318	14,837	—	—
Trade finance	2,721	1,661	—	—
Consumer and other	2,205	441	353	243
Subtotal	$50,249	$42,248	$353	$243
Acquired Loans: (2)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	5,350	829	—	—
Hotel & motel	5,423	5,500	—	1,286
Gas station & car wash	245	247	—	—
Mixed use	370	1,224	—	—
Industrial & warehouse	328	349	—	—
Other	1,201	259	—	—
Real estate – construction	—	—	—	—
Commercial business	958	1,632	—	—
Trade finance	—	—	—	—
Consumer and other	810	998	—	—
Subtotal	$14,685	$11,038	$—	$1,286
Total	$64,934	$53,286	$353	$1,529

__________________________________

(1)	Total nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $32.1 million and $29.2 million, at June 30, 2019 and December 31, 2018, respectively.

(2)	Acquired Loans exclude PCI loans.

The following tables present the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of June 30, 2019 and December 31, 2018 by class of loans:

	As of June 30, 2019				As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	—	811	297	1,108	733	—	809	1,542
Hotel & motel	1,716	347	3,680	5,743	153	—	5,215	5,368
Gas station & car wash	658	—	31	689	—	—	31	31
Mixed use	—	174	184	358	—	—	—	—
Industrial & warehouse	74	849	3,387	4,310	1,465	—	1,922	3,387
Other	8,576	133	7,359	16,068	1,837	—	2,405	4,242
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	1,450	121	10,671	12,242	5,500	435	7,003	12,938
Trade finance	—	—	2,721	2,721	1,036	—	1,661	2,697
Consumer and other	5,721	250	1,796	7,767	16,413	140	247	16,800
Subtotal	$18,195	$2,685	$30,126	$51,006	$27,137	$575	$19,293	$47,005
Acquired Loans: (1)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	—	38	5,001	5,039	347	—	602	949
Hotel & motel	—	—	4,462	4,462	—	—	5,206	5,206
Gas station & car wash	—	—	221	221	154	—	221	375
Mixed use	—	—	194	194	107	—	1,034	1,141
Industrial & warehouse	94	120	328	542	142	—	119	261
Other	791	—	203	994	183	219	—	402
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	84	—	237	321	397	613	253	1,263
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	1,337	709	268	2,314	—	—	334	334
Subtotal	$2,306	$867	$10,914	$14,087	$1,330	$832	$7,769	$9,931
Total Past Due	$20,501	$3,552	$41,040	$65,093	$28,467	$1,407	$27,062	$56,936

__________________________________

(1)	Acquired Loans exclude PCI loans.
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

•
Substandard: Loans that are inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. Loans in this classification have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
Doubtful: Loans that have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the recorded investment of risk ratings for Legacy and Acquired Loans as of June 30, 2019 and December 31, 2018 by class of loans:

	As of June 30, 2019
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$45,944	$—	$145	$—	$46,089
Real estate – commercial
Retail	1,784,344	35,150	36,712	—	1,856,206
Hotel & motel	1,389,821	10,341	31,870	—	1,432,032
Gas station & car wash	818,660	2,761	2,122	—	823,543
Mixed use	550,044	12,967	13,559	—	576,570
Industrial & warehouse	721,166	945	34,497	—	756,608
Other	1,375,120	32,591	39,753	—	1,447,464
Real estate – construction	252,432	16,249	—	—	268,681
Commercial business	2,119,781	35,789	39,031	—	2,194,601
Trade finance	160,669	73	2,721	—	163,463
Consumer and other	787,796	184	2,266	—	790,246
Subtotal	$10,005,777	$147,050	$202,676	$—	$10,355,503
Acquired Loans:
Real estate – residential	$4,362	$387	$329	$—	$5,078
Real estate – commercial
Retail	401,670	5,844	22,187	—	429,701
Hotel & motel	166,101	298	19,161	—	185,560
Gas station & car wash	121,640	—	5,039	—	126,679
Mixed use	87,781	7,225	4,511	—	99,517
Industrial & warehouse	153,008	4,132	19,708	—	176,848
Other	351,841	10,066	28,680	—	390,587
Real estate – construction	—	9,689	—	—	9,689
Commercial business	53,607	1,778	15,300	1	70,686
Trade finance	—	—	3,318	—	3,318
Consumer and other	119,893	16	2,932	—	122,841
Subtotal	$1,459,903	$39,435	$121,165	$1	$1,620,504
Total	$11,465,680	$186,485	$323,841	$1	$11,976,007

	As of December 31, 2018
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$44,066	$—	$546	$—	$44,612
Real estate – commercial
Retail	1,815,170	18,072	30,686	—	1,863,928
Hotel & motel	1,389,349	21,932	15,869	—	1,427,150
Gas station & car wash	814,291	2,810	2,464	—	819,565
Mixed use	510,021	12,480	13,292	—	535,793
Industrial & warehouse	711,236	1,665	38,332	—	751,233
Other	1,326,795	35,539	34,618	—	1,396,952
Real estate – construction	227,231	10,904	—	—	238,135
Commercial business	1,944,783	18,220	54,688	—	2,017,691
Trade finance	191,508	—	2,558	—	194,066
Consumer and other	910,292	—	441	—	910,733
Subtotal	$9,884,742	$121,622	$193,494	$—	$10,199,858
Acquired Loans:
Real estate – residential	$5,812	$393	$380	$—	$6,585
Real estate – commercial
Retail	483,939	4,651	17,332	35	505,957
Hotel & motel	186,761	807	19,472	—	207,040
Gas station & car wash	148,702	274	6,032	—	155,008
Mixed use	77,100	3,986	8,151	—	89,237
Industrial & warehouse	171,574	9,451	18,071	223	199,319
Other	402,247	12,902	28,996	—	444,145
Real estate – construction	29,058	7,883	—	—	36,941
Commercial business	89,611	1,083	19,237	8	109,939
Trade finance	—	—	3,124	—	3,124
Consumer and other	136,944	37	3,626	146	140,753
Subtotal	$1,731,748	$41,467	$124,421	$412	$1,898,048
Total	$11,616,490	$163,089	$317,915	$412	$12,097,906

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three and six months ended June 30, 2019 and 2018 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Consumer	$49,601	$—	$82,991	$6,155

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of loans, and other pertinent factors.
Migration analysis is a formula methodology derived from the Bank’s actual historical net charge off experience for each loan class (type) or pool and risk grade. The migration analysis is centered on the Bank’s internal credit risk rating system. Management’s internal loan review and externally contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial conditions; credit history and payment performance; economic conditions and their impact on various industries; type, fair value, and valuation volatility of collateral; lien positions; and the financial strength of any guarantors.
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
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the migration analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type or pool. However, if information exists to warrant adjustment to the migration analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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

The Company also establishes specific loss allowances for loans that have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined in accordance with ASC 310-10-35-22, “Measurement of Impairment.” The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, management obtains a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, management either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, management recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation or operation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower’s credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Credit for loan losses for total acquired loans for the three months ended June 30, 2019 was $503 thousand which included $1.2 million in credit for loan losses related to PCI loans. Credit for loan losses on acquired loans for the six months ended June 30, 2019 was $383 thousand which included $2.2 million in credit for loan losses related to PCI loans. For the six months ended June 30, 2019, allowance for loan losses for PCI loans included an impairment credit adjustment of $878 thousand that resulted from a loan pool being paid off. Credit for loan losses for total acquired loans for the three months ended June 30, 2018 was $253 thousand which included $449 thousand in credit for loan losses related to PCI loans. Credit for loan losses on acquired loans for the six months ended June 30, 2018 was $2.5 million which included $637 thousand in credit for loan losses related to PCI loans.

The following table presents breakdown of loans by impairment method at June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$66,363	$—	$30,387	$6,143	$3,077	$105,970
Specific allowance	$—	$319	$—	$5,269	$333	$12	$5,933
Specific allowance to impaired loans	N/A	0.48%	N/A	17.34%	5.42%	0.39%	5.60%
Other loans	$51,167	$8,234,952	$278,370	$2,234,900	$160,638	$910,010	$11,870,037
General allowance	$88	$52,433	$1,244	$26,086	$676	$7,606	$88,133
General allowance to other loans	0.17%	0.64%	0.45%	1.17%	0.42%	0.84%	0.74%
Total loans	$51,167	$8,301,315	$278,370	$2,265,287	$166,781	$913,087	$11,976,007
Total allowance for loan losses	$88	$52,752	$1,244	$31,355	$1,009	$7,618	$94,066
Total allowance to total loans	0.17%	0.64%	0.45%	1.38%	0.60%	0.83%	0.79%

	As of December 31, 2018
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$58,056	$—	$35,358	$9,011	$1,582	$104,007
Specific allowance	$—	$437	$—	$4,351	$—	$3	$4,791
Specific allowance to impaired loans	N/A	0.75%	N/A	12.31%	—%	0.19%	4.61%
Other loans	$51,197	$8,337,271	$275,076	$2,092,272	$188,179	$1,049,904	$11,993,899
General allowance	$112	$55,453	$765	$23,414	$719	$7,303	$87,766
General allowance to other loans	0.22%	0.67%	0.28%	1.12%	0.38%	0.70%	0.73%
Total loans	$51,197	$8,395,327	$275,076	$2,127,630	$197,190	$1,051,486	$12,097,906
Total allowance for loan losses	$112	$55,890	$765	$27,765	$719	$7,306	$92,557
Total allowance to total loans	0.22%	0.67%	0.28%	1.30%	0.36%	0.69%	0.77%

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
TDR loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At June 30, 2019, total TDR loans were $57.1 million, compared to $64.0 million at December 31, 2018.

A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of June 30, 2019 and December 31, 2018 is presented below:

	As of June 30, 2019
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$5,034	$960	$61	$6,055	$4,051	$553	$—	$4,604	$10,659
Maturity / amortization concession	13,556	10,791	3,319	27,666	—	8,437	2,905	11,342	39,008
Rate concession	4,547	2,359	104	7,010	373	—	—	373	7,383
Total	$23,137	$14,110	$3,484	$40,731	$4,424	$8,990	$2,905	$16,319	$57,050

	As of December 31, 2018
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$5,142	$961	$—	$6,103	$2,216	$746	$—	$2,962	$9,065
Maturity / amortization concession	14,012	17,257	7,391	38,660	—	10,166	73	10,239	48,899
Rate concession	4,872	672	103	5,647	401	—	—	401	6,048
Total	$24,026	$18,890	$7,494	$50,410	$2,617	$10,912	$73	$13,602	$64,012

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at June 30, 2019 were comprised of 15 commercial real estate loans totaling $23.1 million, 33 commercial business loans totaling $14.1 million, and 14 consumer and other loans totaling $3.5 million. TDR loans on accrual status at December 31, 2018 were comprised of 20 commercial real estate loans totaling $24.0 million, 37 commercial business loans totaling $18.9 million and 6 consumer and other loans totaling $7.5 million. The Company expects that TDR loans on accrual status as of June 30, 2019, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.
The Company has allocated $4.6 million and $3.0 million of specific reserves to TDR loans as of June 30, 2019 and December 31, 2018, respectively.

The following tables present the recorded investment of loans classified as TDR during the three and six months ended June 30, 2019 and 2018 by class of loans:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	—	$—	$—	—	$—	$—
Real estate – commercial
Retail	—	—	—	1	54	54
Hotel & motel	1	730	730	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate – construction	—	—	—	—	—	—
Commercial business	7	447	447	10	2,830	2,830
Trade finance	—	—	—	—	—	—
Consumer and other	7	30	30	1	70	70
Subtotal	15	$1,207	$1,207	12	$2,954	$2,954
Acquired Loans:
Real estate – residential	—	$—	$—	—	$—	$—
Real estate – commercial
Retail	1	27	27	—	—	—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	2	961	961	—	—	—
Real estate – construction	—	—	—	—	—	—
Commercial business	1	132	132	2	1,348	1,348
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	4	$1,120	$1,120	2	$1,348	$1,348
Total	19	$2,327	$2,327	14	$4,302	$4,302

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	—	$—	$—	—	$—	$—
Real estate – commercial
Retail	—	—	—	2	66	66
Hotel & motel	2	880	880	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	1	2,093	2,093
Other	1	92	92	1	1,231	1,231
Real estate – construction	—	—	—	—	—	—
Commercial business	12	3,143	3,143	13	6,486	6,486
Trade finance	—	—	—	—	—	—
Consumer and other	13	62	62	1	70	70
Subtotal	28	$4,177	$4,177	18	$9,946	$9,946
Acquired Loans:
Real estate – residential	—	$—	$—	—	$—	$498
Real estate – commercial
Retail	2	125	125	1	207	207
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	1	2,714	2,714
Industrial & warehouse	—	—	—	—	—	—
Other	2	961	961	1	1,047	1,047
Real estate – construction	—	—	—	—	—	—
Commercial business	2	167	167	2	1,348	1,348
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	6	$1,253	$1,253	5	$5,316	$5,814
Total	34	$5,430	$5,430	23	$15,262	$15,760

For TDRs modified during the three and six months ended June 30, 2019, the Company recorded $31 thousand and $52 thousand, respectively, in specific reserves. Total charge-offs of TDR loans modified during the three and six months ended June 30, 2019 totaled 33 thousand. For TDR loans modified during the three and six months ended June 30, 2018, the Company recorded $44 thousand and $1.1 million, respectively, in specific reserves. Total charge-offs of TDR loans modified during the three and six months ended June 30, 2018 totaled $131 thousand.

The following table presents loans modified as TDRs within the previous twelve months ended June 30, 2019 and June 30, 2018 that subsequently had payment defaults during the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real estate – commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	1	92	—	—
Real estate – construction	—	—	—	—
Commercial business	—	—	4	1,188
Trade finance	—	—	—	—
Consumer and other	6	39	—	—
Subtotal	7	$131	4	$1,188
Acquired Loans:
Real estate – commercial
Retail	—	$—	—	$—
Hotel & motel	1	73	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	1	234	—	—
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	3	150	—	—
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	5	$457	—	$—
Total	12	$588	4	$1,188

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real estate – commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	1	92	—	—
Real estate – construction	—	—	—	—
Commercial business	—	—	4	1,188
Trade finance	—	—	—	—
Consumer and other	6	39	—	—
Subtotal	7	$131	4	$1,188
Acquired Loans:
Real estate – commercial
Retail	—	$—	—	$—
Hotel & motel	1	73	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	1	234	—	—
Other	—	—	1	3,108
Real estate – construction	—	—	—	—
Commercial business	4	218	1	—
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	6	$525	2	$3,108
Total	13	$656	6	$4,296

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $85 thousand and $119 thousand, respectively, in specific reserves for TDR loans that had payment defaults during the three and six months ended June 30, 2019. Total charge offs for TDR loans that had payment defaults during the three and six months ended June 30, 2019 was $67 thousand.
There were seven Legacy TDR loans and six Acquired TDR loans that subsequently defaulted during the six months ended June 30, 2019. Legacy TDR loans were modified as follows: one commercial real estate loan totaling $92 thousand was modified through a payment extension and six consumer loans totaling $39 thousand were modified through payment extensions. Acquired TDR loans that defaulted were modified as follows: two commercial real estate loans totaling $307 thousand was modified through payment extensions and four commercial business loans totaling $218 thousand were modified through payment extensions.
As of June 30, 2018, there were $33 thousand specific reserves for the TDR loans that had payment defaults during the three and six months ended June 30, 2018. There were $51 thousand charge offs for TDR loans that had payment defaults during the three and six months ended June 30, 2018.
There were four commercial business Legacy TDR loans totaling $1.2 million that subsequently defaulted during the six months ended June 30, 2018 that was modified through maturity extensions. There was one real estate commercial Acquired TDR loan totaling $3.1 million that subsequently defaulted during the six months ended June 30, 2018 that was modified through a payment concession.

8.    Leases
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”, using the modified retrospective approach under ASC 842 (See footnote 2 “Basis of Presentation” for additional information regarding adoption of ASU 2016-02). The Company’s operating leases are real estate leases which are comprised of bank branches, loan production offices, and office spaces with remaining lease terms ranging from 1 to 11 years as of June 30, 2019.  Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At June 30, 2019, operating lease right-of-use (“ROU”) assets and related liabilities were $60.1 million and $61.2 million, respectively. At June 30, 2019, the short term operating lease liability totaled $12.5 million and the long term operating lease liability totaled $48.7 million. The Company defines short term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at June 30, 2019. During the six months ended June 30, 2019, the Company extended seven leases and entered into two new leases ranging from one to five years and reassessed the ROU asset and lease liability related to these leases.
Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using the Company’s incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the Consolidated Statements of Income. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company's share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs can also include rent escalations based on changes to indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period.
The table below summarizes the Company’s net lease cost:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in thousands)
Operating lease cost	$4,157	$8,280
Short term lease cost	—	9
Variable lease cost	833	1,536
Sublease income	(156)	(313)
Net lease cost	$4,834	$9,512

Rent expense for the three and six months ended June 30, 2019 and June 30, 2018 was $4.8 million and $4.5 million, respectively. Rent expense for the three and six months ended June 30, 2019 and June 30, 2018 was $9.5 million and $9.0 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Three Months Ended June 30, 2019	At or for the Six Months Ended June 30, 2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,709	$7,372
Right-of-use assets obtained in exchange for lease liabilities, net	1,017	65,263
Weighted-average remaining lease term - operating leases	6.16 years	6.16 years
Weighted-average discount rate - operating leases	3.21%	3.21%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2019
(Dollars in thousands)
2019	$7,357
2020	13,410
2021	12,558
2022	8,466
2023	6,383
2024 and thereafter	19,760
Total lease payments	67,934
Less: imputed interest	6,720
Total lease obligations	$61,214

As of June 30, 2019, the Company did not have any additional operating lease commitments that have not yet commenced.

9.    Deposits
The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2019 and December 31, 2018, was $1.81 billion and $1.77 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at June 30, 2019 and December 31, 2018. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2019 and December 31, 2018, securities with fair values of approximately $333.7 million and $336.8 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at June 30, 2019 and December 31, 2018, totaled $1.48 billion and $1.57 billion, respectively. Brokered deposits at June 30, 2019 consisted of $266.9 million in money market and NOW accounts and $1.21 billion in time deposits accounts. Brokered deposits at December 31, 2018 consisted of $370.4 million in money market and NOW accounts and $1.20 billion in time deposit accounts.

10.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.85 billion at June 30, 2019, and $3.81 billion at December 31, 2018. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $95.0 million and $91.0 million at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019 and December 31, 2018, real estate secured loans with a carrying amount of approximately $6.94 billion and $6.01 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At June 30, 2019 and December 31, 2018, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At June 30, 2019 and December 31, 2018, FHLB advances totaling $695.0 million and $821.3 million, respectively, had weighted average effective interest rates of 1.98% and 1.78%, respectively. FHLB advances at June 30, 2019 and December 31, 2018 had various maturities through December 2022. The effective interest rate of FHLB advances as of June 30, 2019 ranged between 1.35% and 2.51%. At June 30, 2019, the Company’s remaining borrowing capacity with the FHLB was $3.13 billion.
Although the Company maintains borrowing lines with other banks, there were no federal funds purchased from other banks at June 30, 2019 and December 31, 2018.
At June 30, 2019, the contractual maturities for outstanding FHLB advances were as follows:

June 30, 2019
Scheduled maturities in:	(Dollars in thousands)
2019	$220,000
2020	185,000
2021	145,000
2022	145,000
Total	$695,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the fair market value of the qualifying loans and securities that are pledged. At June 30, 2019, the outstanding principal balance of the qualifying loans pledged at the FRB was $917.1 million and there were no investment securities pledged. At June 30, 2019 and December 31, 2018, the total available borrowing capacity at the FRB discount window was $736.3 million and $786.6 million, respectively. There were no borrowings outstanding at the FRB discount window as of June 30, 2019 and December 31, 2018.

11.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At June 30, 2019, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at June 30, 2019:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	5.56%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	5.45%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	5.36%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	4.06%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,128	Variable	5.45%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	15,634	Variable	4.20%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,041	Variable	3.81%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	17,899	Variable	3.79%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,907	Variable	3.94%	06/30/2037
Total		$126,000	$102,477

The carrying value of Debentures at June 30, 2019 and December 31, 2018 was $102.5 million and $102.2 million, respectively. At June 30, 2019 and December 31, 2018, acquired Debentures had remaining discounts of $27.4 million, and $28.0 million. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2019 and December 31, 2018 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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

The convertible notes were issued as part of the Company’s plan to repurchase its common stock. On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to use up to $100.0 million of the proceeds from the convertible notes offering to repurchase its common stock. The net proceeds from the offering, after deducting the initial purchaser’s discount, was approximately $213.2 million. Of the total net proceeds, $113.2 million was down-streamed to the Bank as equity and the remaining $100.0 million was allocated for share repurchases. The Company used approximately $76.0 million of the allocated $100.0 million to repurchase shares of its common stock from purchasers of the convertible notes in privately negotiated transactions at a purchase price per share equal to the $18.11 per share closing price of the Company’s common stock on May 11, 2018. The Company repurchased the remaining $24.0 million in stock on the open market during the second and third quarter of 2018.
In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be five years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and carrying value as of June 30, 2019 and December 31, 2018 is presented in the tables below:

			As of June 30, 2019
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	4,580	(17,300)
Issuance costs to be capitalized	5 years	(4,119)	896	(3,223)
Carrying balance of convertible notes		$191,501	$5,476	$196,977

			As of December 31, 2018
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	2,544	(19,336)
Issuance costs to be capitalized	5 years	(4,119)	498	(3,621)
Carrying balance of convertible notes		$191,501	$3,042	$194,543

Interest expense on the convertible notes for the three and six months ended June 30, 2019 totaled $2.3 million and $4.6 million, respectively. Interest expense on the convertible notes for the three and six months ended June 30, 2018 totaled $1.2 million. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. Subsequent to May 15, 2023, interest expense on the convertible notes will consist of only accrued interest on the coupon.

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
At June 30, 2019 and December 31, 2018, interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$71,201	$237,916
Weighted average remaining term (years)	4.6	6.8
Pay fixed rate (weighted average)	3.96%	4.36%
Received variable rate (weighted average)	4.97%	4.69%
Estimated fair value	$646	$6,191

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$221,900	$36,972
Weighted average remaining term (years)	7.0	6.4
Pay fixed rate (weighted average)	4.65%	5.12%
Received variable rate (weighted average)	4.77%	4.56%
Estimated fair value	$(8,414)	$(868)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$71,201	$237,916
Weighted average remaining term (years)	4.6	6.8
Received fixed rate (weighted average)	3.96%	4.36%
Pay variable rate (weighted average)	4.97%	4.69%
Estimated fair value	$(646)	$(6,191)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$221,900	$36,972
Weighted average remaining term (years)	7.0	6.4
Received variable rate (weighted average)	4.65%	5.12%
Pay fixed rate (weighted average)	4.77%	4.56%
Estimated fair value	$8,414	$868

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2019, the Company had approximately $23.5 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2018, the Company had approximately $874 thousand in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of June 30, 2019		As of December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)

Assets:
Interest rate lock commitments	$16,710	$142	$874	$10
Forward sale contracts related to mortgage banking	$8,397	$23	$—	$—

Liabilities:
Interest rate lock commitments	$6,805	$38	$—	$—
Forward sale contracts related to mortgage banking	$15,118	$58	$874	$3

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
Commitments at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$1,655,373	$1,712,032
Standby letters of credit	85,052	69,763
Other letters of credit	61,792	65,822
Commitments to fund investments in affordable housing partnerships	34,217	46,507

In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $170 thousand at June 30, 2019 and $755 thousand at December 31, 2018. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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
The carrying amount of the Company’s goodwill as of June 30, 2019 and December 31, 2018 was $464.5 million. There was no impairment of goodwill during the three and six months ended June 30, 2019.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $557 thousand and $615 thousand for the three months ended June 30, 2019 and 2018, respectively. The amortization expense related to core deposit intangible assets totaled $1.1 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2019 and December 31, 2018:

			As of June 30, 2019		As of December 31, 2018
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(4,100)	$—	$(4,100)	$—
Pacific International Bank acquisition	7 years	604	(590)	14	(579)	25
Foster Bankshares acquisition	10 years	2,763	(2,007)	756	(1,893)	870
Wilshire Bancorp acquisition	10 years	18,138	(5,961)	12,177	(4,972)	13,166
Total		$25,605	$(12,658)	$12,947	$(11,544)	$14,061

Servicing assets are recognized when SBA and residential mortgage loans are sold with the servicing retained by the Company and the related income is recorded as a component of gains on sales of loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate. The Company’s servicing costs approximates the industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of June 30, 2019 and December 31, 2018, the Company did not have a valuation allowance on it servicing assets.

The changes in servicing assets for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$21,407	$24,866	$23,132	$24,710
Additions through originations of servicing assets	619	1,600	946	3,316
Amortization	(2,029)	(2,086)	(4,081)	(3,646)
Adjustments	—	670	—	670
Balance at end of period	$19,997	$25,050	$19,997	$25,050

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.56 billion as of June 30, 2019 and $1.55 billion as of December 31, 2018.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at June 30, 2019 and December 31, 2018 are presented below.

	June 30, 2019	December 31, 2018
SBA Servicing Assets:
Weighted-average discount rate	10.98%	11.23%
Constant prepayment rate	13.40%	11.09%
Mortgage Servicing Assets:
Weighted-average discount rate	9.25%	10.25%
Constant prepayment rate	9.86%	7.13%

15.    Income Taxes
For the three months ended June 30, 2019, the Company had an income tax provision totaling $14.3 million on pretax income of $56.9 million, representing an effective tax rate of 25.04%, compared with an income tax provision of $16.6 million on pretax income of $64.2 million, representing an effective tax rate of 25.92% for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company had an income tax provision totaling $28.7 million on pretax income of $114.1 million, representing an effective tax rate of 25.14%, compared with an income tax provision of $34.4 million on pretax income of $133.1 million, representing an effective tax rate of 25.81% for the six months ended June 30, 2018. The reduction in effective tax rate for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to the increase in affordable housing partnership investment tax credits.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.3 million at June 30, 2019 and $2.3 million at December 31, 2018, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $520 thousand and $470 thousand, for accrued interest (no portion was related to penalties) at June 30, 2019 and December 31, 2018, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $2.3 million in the next twelve months due to a settlement with the state tax authorities.
The statute of limitations for the assessment of income taxes related to the consolidated federal income tax returns is closed for all tax years up to and including 2014. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board (FTB) for the 2011, 2012 and 2013 tax years and Texas Comptroller for the 2015, 2016, and 2017 tax years. Wilshire Bancorp, Inc., an acquired entity, is currently under examination by the FTB for the 2011, 2012, and 2013 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2019.

16.    Fair Value Measurements
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
The fair values of the Company’s Level 3 securities available for sale were measured using an income approach valuation technique. The primary inputs and assumptions used in the fair value measurement was derived from the security’s underlying collateral, which included discount rate, prepayment speeds, payment delays, and an assessment of the risk of default of the underlying collateral, among other factors. Significant increases or decreases in any of the inputs or assumptions could result in a significant increase or decrease in the fair value measurement.
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

Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans and the underlying collateral. For commercial and industrial and asset backed loans, independent valuations may include a 20-60% discount for eligible accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$844,899	$—	$844,899	$—
Mortgage-backed securities:
Residential	367,176	—	367,176	—
Commercial	540,931	—	540,931	—
Corporate securities	3,880	—	3,880	—
Municipal securities	70,017	—	68,930	1,087
Equity investments with readily determinable fair value	22,061	22,061	—	—
Interest rate swaps	9,060	—	9,060	—
Mortgage banking derivatives	165	—	165	—

Liabilities:
Interest rate swaps	9,060	—	9,060	—
Mortgage banking derivatives	96	—	96	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers between Level 1, 2, and 3 during the three and six months ended June 30, 2019 and 2018.
The table below presents a reconciliation and income statement classification of losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning Balance	$1,068	$1,079	$1,059	$1,108
Change in fair value included in other comprehensive income (loss)	19	(14)	28	(43)
Ending Balance	$1,087	$1,065	$1,087	$1,065

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$9,014	$—	$—	$9,014
Commercial business	13,511	—	—	13,511
Trade finance	2,721	—	—	2,721
OREO	4,497	—	—	4,497

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$9,379	$—	$—	$9,379
Commercial business	9,951	—	—	9,951
Consumer	66	—	—	66
OREO	5,659	—	—	5,659

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$525	$966	$1,573	$(4,606)
Commercial business	(336)	1,513	(3,567)	614
Trade Finance	(333)	(240)	(333)	(225)
Consumer	(343)	448	(628)	(763)
OREO	77	192	139	264

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$609,795	$609,795	Level 1
Interest bearing deposits in other financial institutions	30,632	30,714	Level 2
Equity investments without readily determinable fair values	26,689	26,689	Level 2
Loans held for sale	6,426	6,516	Level 2
Loans receivable—net	11,883,068	11,756,995	Level 3
Accrued interest receivable	33,980	33,980	Level 2/3
Servicing assets, net	19,997	21,693	Level 3
Customers’ liabilities on acceptances	1,696	1,696	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,009,218	$3,009,218	Level 2
Saving and other interest bearing demand deposits	3,482,806	3,482,806	Level 2
Time deposits	5,680,360	5,707,901	Level 2
FHLB advances	695,000	697,013	Level 2
Convertible notes, net	196,977	199,030	Level 1
Subordinated debentures	102,477	117,726	Level 2
Accrued interest payable	36,987	36,987	Level 2
Acceptances outstanding	1,696	1,696	Level 2

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$459,606	$459,606	Level 1
Interest bearing deposits in other financial institutions	29,409	29,374	Level 2
Equity investments without readily determinable fair values	26,430	26,430	Level 2
Loans held for sale	25,128	25,943	Level 2
Loans receivable—net	12,005,558	11,913,906	Level 3
Accrued interest receivable	32,225	32,225	Level 2/3
Servicing assets, net	23,132	24,762	Level 3
Customers’ liabilities on acceptances	2,281	2,281	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,022,633	$3,022,633	Level 2
Saving and other interest bearing demand deposits	3,262,399	3,262,399	Level 2
Time deposits	5,870,624	5,889,030	Level 2
FHLB advances	821,280	810,812	Level 2
Convertible debt	194,543	180,525	Level 1
Subordinated debentures	101,929	116,542	Level 2
Accrued interest payable	31,374	31,374	Level 2
Acceptances outstanding	2,281	2,281	Level 2

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

17.    Stockholders’ Equity
Total stockholders’ equity at June 30, 2019 was $2.00 billion, compared to $1.90 billion at December 31, 2018.
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
On September 20, 2018, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase an additional $50 million of its common stock. During the fourth quarter of 2018, the Company repurchased 3,436,757 shares of common stock totaling $50.0 million as part of this share repurchase program which was recorded as treasury stock.
The Company paid a quarterly dividend of $0.14 per common share during the second quarter of 2019 compared to $0.13 per common share paid during the second quarter of 2018. For the six months ended June 30, 2019 and 2018, the Company paid total dividends of $0.28 and $0.26 per common share, respectively.
The following table presents the quarterly changes to accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended,		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Balance at beginning of period	$(15,358)	$(38,640)	$(32,705)	$(21,781)

Unrealized gain (loss) on securities available for sale	32,523	(9,249)	57,189	(33,898)
Reclassification adjustments for net gains realize in net income	(129)	—	(129)	—
Tax effect	(9,613)	2,767	(16,932)	10,276
Total other comprehensive income (loss)	$22,781	$(6,482)	$40,128	$(23,622)
Reclassification to retained earnings per ASU 2016-01	—	—	—	281
Balance at end of period	$7,423	$(45,122)	$7,423	$(45,122)

During the second quarter of 2019, the Company recorded a reclassification adjustment of $129 thousand from other comprehensive income to net gains on sale of securities in the Consolidated Statements of Income for investment securities that were sold during the quarter. During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available-for-sale securities and accounts for these investments as equity investments with changes to fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $281 thousand in net unrealized losses included in other comprehensive income, net of taxes to retained earnings on January 1, 2018. For the three and six months ended and June 30, 2019 and 2018, there were no other reclassifications out of accumulated other comprehensive (loss) income.

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
In July 2013, the federal bank regulatory agencies adopted final regulations, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement the Basel III international agreements reached by the Basel Committee. The final rules became effective for the Company and the Bank on January 1, 2015 and were subject to a phase-in period through January 1, 2019. The final rules that had an impact on the Company and the Bank include:

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016 and increased 0.625% annually until 2019. As of June 30, 2019, the capital conservation buffer for the Company stood at 2.50%.

As of June 30, 2019, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
As of June 30, 2019 and December 31, 2018, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,512,921	11.90%	$572,206	4.50%	$890,098	7.00%	N/A	N/A
Bank	$1,784,216	14.03%	$572,138	4.50%	$889,992	7.00%	$826,421	6.50%
Total capital (to risk-weighted assets):
Company	$1,706,299	13.42%	$1,017,255	8.00%	$1,335,147	10.50%	N/A	N/A
Bank	$1,879,018	14.78%	$1,017,134	8.00%	$1,334,988	10.50%	$1,271,417	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,611,497	12.67%	$762,941	6.00%	$1,080,833	8.50%	N/A	N/A
Bank	$1,784,216	14.03%	$762,850	6.00%	$889,992	8.50%	$1,017,134	8.00%
Tier 1 capital (to average assets):
Company	$1,611,497	10.94%	$589,066	4.00%	N/A	N/A	N/A	N/A
Bank	$1,784,216	12.11%	$589,225	4.00%	N/A	N/A	$736,532	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,458,344	11.44%	$573,723	4.50%	$812,774	6.375%	N/A	N/A
Bank	$1,737,092	13.63%	$573,669	4.50%	$812,740	6.375%	$828,677	6.50%
Total capital (to risk-weighted assets):
Company	$1,649,664	12.94%	$1,019,952	8.00%	$1,259,004	9.875%	N/A	N/A
Bank	$1,830,385	14.36%	$1,019,910	8.00%	$1,258,951	9.875%	$1,274,887	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,556,371	12.21%	$764,964	6.00%	$1,004,015	7.875%	N/A	N/A
Bank	$1,737,092	13.63%	$764,932	6.00%	$812,740	7.875%	$1,019,910	8.00%
Tier 1 capital (to average assets):
Company	$1,556,371	10.55%	$590,176	4.00%	N/A	N/A	N/A	N/A
Bank	$1,737,092	11.76%	$590,639	4.00%	N/A	N/A	$738,299	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$406	$446	$829	$885
Customer analysis charges	1,871	2,036	3,594	4,060
NSF charges	1,926	1,895	3,868	3,986
Other service charges	197	221	410	454
Total noninterest bearing deposit account income	4,400	4,598	8,701	9,385

Interest bearing deposit account income:
Monthly service charges	16	15	32	29

Total service fees on deposit accounts	$4,416	$4,613	$8,733	$9,414

Wire transfer fee income:
Wire transfer fees	$1,166	$1,149	$2,100	$2,229
Foreign exchange fees	145	101	300	228
Total wire transfer fees	$1,311	$1,250	$2,400	$2,457

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. The Company recognized a net loss on sale of OREO in the amount of $16 thousand and $13 thousand for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, the Company recognized a gain on sale of OREO in the amount of $79 thousand and $151 thousand, respectively.

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$173,466	$159,910	$346,596	$310,320
Interest expense	56,245	37,091	109,767	67,433
Net interest income	117,221	122,819	236,829	242,887
Provision for loan losses	1,200	2,300	4,200	4,800
Net interest income after provision for loan losses	116,021	120,519	232,629	238,087
Noninterest income	12,287	15,269	23,709	35,119
Noninterest expense	71,371	71,629	142,204	140,082
Income before income tax provision	56,937	64,159	114,134	133,124
Income tax provision	14,256	16,629	28,695	34,362
Net income	$42,681	$47,530	$85,439	$98,762
Per Share Data:
Earnings per common share - basic	$0.34	$0.36	$0.67	$0.74
Earnings per common share - diluted	$0.34	$0.36	$0.67	$0.73
Book value per common share (period end)	$15.75	$14.53	$15.75	$14.53
Cash dividends declared per common share	$0.14	$0.13	$0.28	$0.26
Tangible book value per common share (period end) (9)	$11.98	$10.87	$11.98	$10.87
Number of common shares outstanding (period end)	126,673,822	131,167,705	126,673,822	131,167,705
Weighted average shares - basic	126,658,509	133,061,304	126,649,536	134,283,216
Weighted average shares - diluted	126,870,455	133,352,841	126,842,870	134,576,744
Tangible common equity to tangible assets (9)	10.21%	9.91%	10.21%	9.91%

Average Balance Sheet Data:
Assets	$15,185,495	$14,596,963	$15,237,627	$14,406,664
Securities available for sale	1,804,677	1,732,908	1,816,081	1,703,180
Loans receivable and loans held for sale	11,959,920	11,364,229	12,023,690	11,230,788
Deposits	12,052,613	11,543,869	12,071,026	11,326,325
Stockholders’ equity	1,960,500	1,922,290	1,940,606	1,926,766

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Selected Performance Ratios:
Return on average assets (1)	1.12%	1.30%	1.12%	1.37%
Return on average stockholders’ equity (1)	8.71%	9.89%	8.81%	10.25%
Return on average tangible equity (1) (8)	11.51%	13.18%	11.68%	13.66%
Dividend payout ratio (dividends per share / diluted EPS)	41.62%	36.48%	41.57%	35.43%
Efficiency ratio (2)	55.11%	51.87%	54.58%	50.39%
Net interest spread	2.66%	3.14%	2.73%	3.19%
Net interest margin (3)	3.31%	3.61%	3.35%	3.64%

	At June 30,
	2019	2018
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$15,338,827	$14,870,008
Securities available for sale	1,826,903	1,835,106
Loans receivable	11,977,134	11,671,440
Deposits	12,172,384	11,734,595
FHLB advances	695,000	836,994
Convertible notes, net	196,977	192,120
Subordinated debentures	102,477	101,386
Stockholders’ equity	1,995,172	1,905,676

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.94%	11.06%
Common equity Tier 1 capital ratio (10)	11.90%	11.74%
Tier 1 risk-based capital ratio	12.67%	12.52%
Total risk-based capital ratio	13.42%	13.24%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.79%	0.77%
Allowance for loan losses to nonaccrual loans	144.86%	131.74%
Allowance for loan losses to nonperforming loans (6)	88.73%	74.61%
Allowance for loan losses to nonperforming assets (7)	84.24%	69.60%
Nonaccrual loans to loans receivable	0.54%	0.58%
Nonperforming loans to loans receivable (6)	0.89%	1.03%
Nonperforming assets to loans receivable and OREO (7)	0.93%	1.11%
Nonperforming assets to total assets (7)	0.73%	0.87%

__________________________________

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$42,681	$47,530	$85,439	$98,762

Average stockholders’ equity	$1,960,500	$1,922,290	$1,940,606	$1,926,766
Less: Average goodwill and core deposit intangible assets, net	(477,736)	(480,127)	(478,021)	(480,433)
Average tangible equity	$1,482,764	$1,442,163	$1,462,585	$1,446,333

Net income (annualized) to average tangible equity	11.51%	13.18%	11.68%	13.66%

	At June 30,
	2019	2018
	(Dollars in thousands, except share data)
Total stockholders’ equity	$1,995,172	$1,905,676
Less: Goodwill and core deposit intangible assets, net	(477,397)	(479,742)
Tangible common equity	$1,517,775	$1,425,934

Common shares outstanding	126,673,822	131,167,705

Tangible book value per common share(9)	$11.98	$10.87
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

	At June 30,
	2019	2018
	(Dollars in thousands)
Tier 1 capital	$1,611,497	$1,568,105
Less: Qualifying trust preferred securities less unamortized acquisition discount	(98,576)	(97,485)
Common equity tier 1 capital	$1,512,921	$1,470,620

Total risk-weighted assets less disallowed allowance for loan losses	$12,715,685	$12,527,148

Common equity tier 1 capital ratio(10)	11.90%	11.74%
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

Results of Operations
Overview
Total assets increased $32.9 million from $15.31 billion at December 31, 2018 to $15.34 billion at June 30, 2019. The increase in total assets was due to the increase in cash and cash equivalents and the addition of right of use operating lease assets with the adoption of ASU 2016-02 offset by a decline in net loans receivable, loans held for sale, and investment securities during the six months ended June 30, 2019.
Net income for the second quarter of 2019 was $42.7 million, or $0.34 per diluted common share, compared to $47.5 million, or $0.36 per diluted common share, for the same period of 2018, which was a decrease of $4.8 million, or 10.2%. The decrease in net income was due to a reduction in net interest income and a decline in noninterest income as a result of a decline in net gains on sale of SBA loans. Net interest income before provision for loan losses decreased by $5.6 million in the second quarter of 2019 to $117.2 million compared to $122.8 million in the second quarter of 2018. The decision not to sell SBA loans in 2019 resulted in a decline in net gains on sale of SBA loans of $3.5 million from the second quarter of 2018 to the second quarter of 2019 and accounted for approximately a two cent decline in net income per diluted common share for the second quarter of 2019.
Net income for the six months ended June 30, 2019 was $85.4 million, or $0.67 per diluted common share, compared to $98.8 million, or $0.73 per diluted common share, for the same period of 2018, which represents a decrease of $13.3 million, or 13.5%. The decrease in net income was due to a decrease in noninterest income as a result of the decline in net gains on the sale of SBA loans and a decrease in net interest income. Net gains on sale of SBA loans declined by $6.9 million for the six months ended June 30, 2019 compared to the same period of the prior year. Net interest income before provision for loan losses decreased by $6.1 million for the six months ended June 30, 2019 to $236.8 million compared to $242.9 million for the six months ended June 30, 2018.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that are included in net income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$1,799	$3,189	$3,965	$6,386
Accretion of discounts on purchased credit impaired loans	6,848	5,959	12,682	11,731
Amortization of premiums on purchased investments in affordable housing partnerships	(76)	(85)	(152)	(169)
Amortization of premiums on assumed FHLB advances	—	352	1,280	699
Accretion of discounts on assumed subordinated debt	(275)	(269)	(548)	(533)
Amortization of premiums on assumed time deposits and savings	—	—	—	1
Amortization of core deposit intangibles	(557)	(615)	(1,114)	(1,231)
Total	$7,739	$8,531	$16,113	$16,884
The annualized return on average assets was 1.12% for the second quarter of 2019 compared to 1.30% for the same period of 2018. The annualized return on average stockholders’ equity was 8.71% for the second quarter of 2019 compared to 9.89% for the same period of 2018. The efficiency ratio was 55.11% for the second quarter of 2019 compared to 51.87% for the same period of 2018.
The annualized return on average assets was 1.12% for the six months ended June 30, 2019 compared to 1.37% for the same period of 2018. The annualized return on average stockholders’ equity was 8.81% for the six months ended June 30, 2019 compared to 10.25% for the same period of 2018. The efficiency ratio was 54.58% for the six months ended June 30, 2019 compared to 50.39% for the same period of 2018.

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
Comparison of Three Months Ended June 30, 2019 with the Three Months Ended June 30, 2018
Net interest income before provision for loan losses was $117.2 million for the second quarter of 2019 compared to $122.8 million for the same period of 2018, a decrease of $5.6 million, or 4.6%. The decrease in net interest income was due largely to an increase in deposit interest expense for the second quarter of 2019 compared to the second quarter of 2018 offset partly by an increase in loan interest income.
Interest income for the second quarter of 2019 was $173.5 million, an increase of $13.6 million, or 8.5%, compared to $159.9 million for the same period of 2018. The increase in interest income was primarily attributable to an increase in loans as a result of loan originations as well as an increase in loan rates for variable rate loans.
Interest expense for the second quarter of 2019 was $56.2 million, an increase of $19.2 million, or 51.6%, compared to $37.1 million for the same period of 2018. The increase in interest expense was due to the rise in deposit costs as result of interest rate increases and competition, an increase in deposit balances, and the full quarter impact of interest expense on convertible notes.
Comparison of Six Months Ended June 30, 2019 with the Six Months Ended June 30, 2018
Net interest income before provision for loan losses was $236.8 million for the six months ended June 30, 2019 compared to $242.9 million for the same period of 2018, a decrease of $6.1 million, or 2.5%. The decrease in net interest income was primarily attributable to the increase in deposit and convertible notes interest expense offset partly by an increase in loan interest income.
Interest income for the six months ended June 30, 2019 was $346.6 million, an increase of $36.3 million, or 11.7%, compared to $310.3 million for the same period of 2018. The increase in interest income was primarily attributable to the increase in loans as well as an increase in loan rates for variable rate loans.
Interest expense for the six months ended June 30, 2019 was $109.8 million, an increase of $42.3 million, or 62.8%, compared to $67.4 million for the same period of 2018. The increase in interest expense was primarily due to the rise in interest rates which results in an increase in deposits costs, competition for deposits, and the full quarter impact of interest expense on convertible notes. During the first quarter of 2019, we paid off $100.0 million in FHLB advances that were previously acquired from Wilshire Bancorp. As a result of the payoff, $1.0 million in remaining premiums were amortized and recorded as a reduction to interest expense.

Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the second quarter of 2019 was 3.31%, a decrease of 30 basis points from 3.61% for the same period of 2018. Net interest margin for the six months ended June 30, 2019 was 3.35%, a decrease of 29 basis points from 3.64% for the same period of 2018.
The weighted average yield on loans increased to 5.32% for the second quarter of 2019 from 5.16% for the second quarter of 2018. For the six months ended June 30, 2019, weighted average yield on loans increased to 5.31% compared to 5.10% for the six months ended June 30, 2018. The increase in loan yields for the three and six months ended June 30, 2019 compared to the same periods in 2018 was mostly due to the increase in interest rates experienced in 2018 but also due to origination of loans with higher interest rates. The Federal Open Market Committee raised interest rates by 25 basis points in each quarter of 2018. The increase in interest rates led to an increase in the rates on our variable rate loans and for new loan originations, which resulted in an increase in loan yields. At June 30, 2019, variable interest rate loans made up 38% of the loan portfolio and the remaining 62% of the loan portfolio consisted of loans with fixed interest rates including hybrid loans that had fixed interest rates at the end of the period but will eventually change to variable interest rates after a certain period. For the six months ended June 30, 2019, the average weighted rate on new loan originations was 5.49%, compared to 4.72% for the six months ended June 30, 2018. Discount accretion income on acquired loans was $8.6 million and $16.6 million for the three and six months ended June 30, 2019, respectively, compared to $9.1 million and $18.1 million for the three and six months ended June 30, 2018.

The weighted average yield on securities available for sale for the second quarter of 2019 was 2.64% compared to 2.52% for the same period of 2018. The weighted average yield on securities available for sale for the six months ended June 30, 2019 was 2.69% compared to 2.49% for the same period of 2018. The increase in weighted average yield on securities available for sale for the three and six months ended June 30, 2019 compared to the same periods of 2018 was due to the purchase of investment securities with higher yields during the twelve months ended June 30, 2019.
The weighted average yield on FHLB stock and other investments for the second quarter of 2019 was 2.59% compared to 2.02% for the same period of 2018. The weighted average yield on FHLB stock and other investments for the six months ended June 30, 2019 was 2.63% compared to 1.94% for the same period of 2018. The increase in weighted average yield on FHLB stock and other investments for the three and six months ended June 30, 2019 compared to the same periods of 2018 was due to the increase in interest rates experienced in 2018. The rise in interest rates led to an increase in interest earned on interest bearing cash balances at the Federal Reserve and with other banks which resulted in an increase in yield on FHLB stock and other investments.
The weighted average cost of deposits for the second quarter of 2019 was 1.62%, an increase of 56 basis points from 1.06% for the same period of 2018. The weighted average cost of deposits for the six months ended June 30, 2019 was 1.60%, an increase of 61 basis points from 0.99% for the six months ended June 30, 2018. The increase in interest rates in 2018, increased competition for deposits in the markets we serve, and the change in deposit mix to a higher percentage of time deposits resulted in an increase in the weighted average cost of deposits for the three and six months ended June 30, 2019 compared to the same periods of 2018.
The weighted average cost of FHLB advances for the second quarter of 2019 was 1.92%, an increase of 17 basis points from 1.75% for the same period of 2018. The weighted average cost of FHLB advances for the six months ended June 30, 2019 was 1.60%, a decrease of 12 basis points from 1.72% for the same period of 2018. The increase in cost of FHLB advances for the second quarter of 2019 compared to the same period of the prior year was due to an overall increase in FHLB advance rates. FHLB advances that matured were renewed at higher rates which led to an increase in average costs. The decrease in weighted average cost of FHLB advances for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to the accelerated amortization of $1.0 million in premiums for FHLB advances that were paid off during the first quarter of 2019. The amortization of the remaining premiums had the effect of reducing interest expense on FHLB advances, which lowered the overall cost of FHLB advances for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
During the second quarter of 2018 we issued $217.5 million in convertible notes. The carrying balance of our convertible notes are net of discount to be amortized and issuance costs to be capitalized. The weighted average cost of our convertible notes was 4.66% and 4.69% for the three and six months ended June 30, 2019, respectively, compared to 4.60% for the three and six months ended June 30, 2018. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. After the fifth year, the cost of the convertible notes will decline as the non-cash conversion discount will be fully amortized and the issuance costs will be fully capitalized leaving the coupon rate as the only remaining cost.
The weighted average cost of other borrowings (subordinated debentures) for the second quarter of 2019 was 6.93%, an increase of 42 basis points from 6.51% for the same period of 2018. The weighted average cost of other borrowings for the six months ended June 30, 2019 was 7.06%, an increase of 87 basis points from 6.19% for the same period of 2018. Subordinated debenture rates are based on the three month LIBOR rate, which experienced a large increase in 2018. Although the 3 month LIBOR rate has recently come down, the elevated rates compared to the first half of 2018 resulted in an increase in cost for our subordinated debentures for the three and six months ended June 30, 2019 compared to the same periods in 2018.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$11,959,920	$158,627	5.32%	$11,364,229	$146,188	5.16%
Securities available for sale(3)	1,804,677	11,866	2.64%	1,732,908	10,899	2.52%
FHLB stock and other investments	460,623	2,973	2.59%	561,230	2,823	2.02%
Total interest earning assets	14,225,220	173,466	4.89%	13,658,367	159,910	4.70%
Total noninterest earning assets	960,275			938,596
Total assets	$15,185,495			$14,596,963

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,094,179	$14,019	1.82%	$3,342,685	$10,438	1.25%
Savings	225,978	608	1.08%	228,381	442	0.78%
Time deposits	5,784,980	34,199	2.37%	4,919,465	19,730	1.61%
Total interest bearing deposits	9,105,137	48,826	2.15%	8,490,531	30,610	1.45%
FHLB advances	706,044	3,384	1.92%	846,014	3,681	1.75%
Convertible notes, net	196,244	2,310	4.66%	102,979	1,198	4.60%
Other borrowings, net	98,406	1,725	6.93%	97,315	1,602	6.51%
Total interest bearing liabilities	10,105,831	56,245	2.23%	9,536,839	37,091	1.56%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,947,476			3,053,338
Other liabilities	171,688			84,496
Stockholders’ equity	1,960,500			1,922,290
Total liabilities and stockholders’ equity	$15,185,495			$14,596,963

Net interest income/net interest spread		$117,221	2.66%		$122,819	3.14%
Net interest margin			3.31%			3.61%
Cost of deposits			1.62%			1.06%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$12,023,690	$316,763	5.31%	$11,230,788	$284,131	5.10%
Securities available for sale(3)	1,816,081	24,185	2.69%	1,703,180	21,000	2.49%
FHLB stock and other investments	433,293	5,648	2.63%	539,522	5,189	1.94%
Total interest earning assets	14,273,064	346,596	4.90%	13,473,490	310,320	4.64%
Total noninterest earning assets	964,563			933,174
Total assets	$15,237,627			$14,406,664

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,068,494	$27,005	1.77%	$3,372,556	$19,302	1.15%
Savings	224,761	1,173	1.05%	232,277	865	0.75%
Time deposits	5,860,492	67,495	2.32%	4,723,726	35,292	1.51%
Total interest bearing deposits	9,153,747	95,673	2.11%	8,328,559	55,459	1.34%
FHLB advances	758,161	5,998	1.60%	909,689	7,750	1.72%
Convertible notes, net	195,610	4,609	4.69%	51,774	1,198	4.60%
Other borrowings, net	98,267	3,487	7.06%	97,183	3,026	6.19%
Total interest bearing liabilities	10,205,785	109,767	2.17%	9,387,205	67,433	1.45%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,917,279			2,997,766
Other liabilities	173,957			94,927
Stockholders’ equity	1,940,606			1,926,766
Total liabilities and stockholders’ equity	$15,237,627			$14,406,664

Net interest income/net interest spread		$236,829	2.73%		$242,887	3.19%
Net interest margin			3.35%			3.64%
Cost of deposits			1.60%			0.99%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended June 30, 2019 over June 30, 2018
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$12,439	$4,627	$7,812
Securities available for sale	967	506	461
FHLB stock and other investments	150	712	(562)
Total interest income	$13,556	$5,845	$7,711
INTEREST EXPENSE:
Demand, interest bearing	$3,581	$4,407	$(826)
Savings	166	171	(5)
Time deposits	14,469	10,552	3,917
FHLB advances	(297)	350	(647)
Convertible notes, net	1,112	14	1,098
Other borrowings, net	123	105	18
Total interest expense	$19,154	$15,599	$3,555
NET INTEREST INCOME	$(5,598)	$(9,754)	$4,156

	Six Months Ended June 30, 2019 over June 30, 2018
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$32,632	$12,049	$20,583
Securities available for sale	3,185	1,742	1,443
FHLB stock and other investments	459	1,610	(1,151)
Total interest income	$36,276	$15,401	$20,875
INTEREST EXPENSE:
Demand, interest bearing	$7,703	$9,578	$(1,875)
Savings	308	337	(29)
Time deposits	32,203	22,295	9,908
FHLB advances	(1,752)	(526)	(1,226)
Convertible notes, net	3,411	22	3,389
Other borrowings, net	461	427	34
Total interest expense	$42,334	$32,133	$10,201
NET INTEREST INCOME	$(6,058)	$(16,732)	$10,674

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
The provision for loan losses for the second quarter of 2019 was $1.2 million, a decrease of $1.1 million from $2.3 million for the same period last year. The provision for loan losses for the six months ended June 30, 2019 was $4.2 million, a decrease of $600 thousand from $4.8 million for the six months ended June 30, 2018. The decrease in provision for loan losses for periods in 2019 compared to the same periods in 2018 was due to the continued low level of charge offs which has led to a reduction in loss rates on non-impaired loans reducing the required provision for loan losses for periods in 2019 compared to periods in 2018.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, net gains on sales of loans, net gains on sales of securities available for sale, and other income which includes earnings on bank owned life insurance, swap fee income, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the second quarter of 2019 was $12.3 million compared to $15.3 million for the second quarter of 2018, a decrease of $3.0 million, or 19.5%. Noninterest income for the six months ended June 30, 2019 was $23.7 million compared to $35.1 million for the six months ended June 30, 2018, a decrease of $11.4 million, or 32.5%.
Noninterest income by category is summarized in the table below:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,416	$4,613	$(197)	(4.3)%
International service fees	1,020	1,212	(192)	(15.8)%
Loan servicing fees, net	738	1,010	(272)	(26.9)%
Wire transfer fees	1,311	1,250	61	4.9%
Net gains on sales of SBA loans	—	3,480	(3,480)	(100.0)%
Net gains on sales of other loans	1,066	431	635	147.3%
Net gains on sales of securities available for sale	129	—	129	100.0%
Other income and fees	3,607	3,273	334	10.2%
Total noninterest income	$12,287	$15,269	$(2,982)	(19.5)%

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$8,733	$9,414	$(681)	(7.2)%
International service fees	1,953	2,232	(279)	(12.5)%
Loan servicing fees, net	1,467	2,589	(1,122)	(43.3)%
Wire transfer fees	2,400	2,457	(57)	(2.3)%
Net gains on sales of SBA loans	—	6,930	(6,930)	(100.0)%
Net gains on sales of other loans	1,807	1,627	180	11.1%
Net gains on sales of securities available for sale	129	—	129	100.0%
Other income and fees	7,220	9,870	(2,650)	(26.8)%
Total noninterest income	$23,709	$35,119	$(11,410)	(32.5)%

The decrease in noninterest income for the second quarter of 2019 compared to the second quarter of 2018 was due mostly to a decrease in net gains on sales of SBA loans. The decrease in noninterest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due mainly to decreases in net gain on sales of SBA loans, loan servicing fees, and other income and fees.
The decrease in service fees on deposit accounts for the three and six months ended June 30, 2019 compared to the same periods of 2018 was due to a decline in business analysis fees. During 2018, we discontinued our relationships with deposit customers with increased risk profiles such as check cashing businesses and money service businesses which has resulted in a decline in the number of these demand deposit accounts and the associated business analysis fees earned from these accounts. The result has been a decline in analysis fee charges which has led to a decrease in service fees on deposit accounts.
International service fees declined for the three and six months ended June 30, 2019 compared to the same periods of 2018 due to a decline in fees generated from trade finance loans. International service fees are earned mostly from trade finance loans and as the average overall balance of these loans have declined, our associated fee income has also declined.

Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that we previously sold. We retain servicing on most of the loans that we choose to sell. The decrease in loan servicing fees, net for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to the shift to not selling SBA loans combined with the increase in payoffs for loans that we service. Payoffs of serviced loans results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
The reduction in net gains on sales of SBA loans for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was due to the reduction in SBA loans sold in the secondary market. During the fourth quarter of 2018, we made the decision to discontinue the practice of regularly selling the guaranteed portion of SBA loans on the secondary market, and to retain these loans on our balance sheet due to the decline in premiums offered in the secondary market. As a result, we did not sell any SBA loans during the six months ended June 30, 2019 and did not record any gains on sales of SBA loans. During the three and six months ended June 30, 2018, we sold $52.5 million and $101.1 million, respectively, in SBA loans.
Net gains on sales of other loans represents net gains from the sale of residential mortgage loans. Residential mortgage loans sold during the second quarter of 2019 totaled $76.2 million compared to $12.4 million sold during the second quarter of 2018. Residential mortgage loans sold during the six months ended June 30, 2019 totaled $146.0 million compared to $58.3 million sold during the six months ended June 30, 2018. The increase in net gains on sales of other loans for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was due to the increase in residential mortgage loan sales in 2019.
During the second quarter of 2019, we sold $69.2 million in investments securities for a realized gain of $129 thousand. The sold investment securities consisted of $39.5 million in municipal securities and $29.7 million in mortgage-backed securities. There were no investments sold during the three and six months ended June 30, 2018.
Other income and fees for the second quarter of 2019 increased by $334 thousand compared to the second quarter of 2018 due to a net increase in various other income and fees. Other income and fees for the six months ended June 30, 2019 declined by $2.7 million to $7.2 million compared to $9.9 million for the six months ended June 30, 2018 due mostly to a decline in gain on equity investments. During the first quarter of 2018, we adopted ASU 2016-01, which requires changes in the fair value of certain equity investments to be recorded in earnings. Subsequent to the adoption of ASU 2016-01, we recorded $3.5 million in other income and fees for the six months ended June 30, 2018 to account for the change in fair value of our mutual funds and equity stock owned. For the six months ended June 30, 2019, the net fair value change of equity investments recorded in other income and fees totaled $1.2 million.

Noninterest Expense
Noninterest expense for the second quarter of 2019 was $71.4 million, a decrease of $258 thousand, or 0.4%, from $71.6 million for the same period of 2018. Noninterest expense for the six months ended June 30, 2019 was $142.2 million, an increase of $2.1 million, or 1.5%, from $140.1 million for the six months ended June 30, 2018.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$39,297	$40,575	$(1,278)	(3.1)%
Occupancy	7,839	7,418	421	5.7%
Furniture and equipment	4,026	4,023	3	0.1%
Advertising and marketing	2,245	2,737	(492)	(18.0)%
Data processing and communications	2,587	3,574	(987)	(27.6)%
Professional fees	5,959	4,474	1,485	33.2%
Investments in affordable housing partnership expenses	2,388	2,613	(225)	(8.6)%
FDIC assessments	1,559	1,611	(52)	(3.2)%
Credit related expenses	1,549	926	623	67.3%
OREO expense, net	83	45	38	84.4%
Other	3,839	3,633	206	5.7%
Total noninterest expense	$71,371	$71,629	$(258)	(0.4)%

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$79,726	$79,960	$(234)	(0.3)%
Occupancy	15,516	14,657	859	5.9%
Furniture and equipment	7,472	7,744	(272)	(3.5)%
Advertising and marketing	4,307	5,036	(729)	(14.5)%
Data processing and communications	5,543	7,069	(1,526)	(21.6)%
Professional fees	11,339	7,580	3,759	49.6%
Investments in affordable housing partnership expenses	5,268	5,243	25	0.5%
FDIC assessments	3,110	3,378	(268)	(7.9)%
Credit related expenses	2,227	1,698	529	31.2%
OREO expense, net	(69)	(59)	(10)	16.9%
Other	7,765	7,776	(11)	(0.1)%
Total noninterest expense	$142,204	$140,082	$2,122	1.5%
The decrease in noninterest expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was mainly due to a decline in salaries and employee benefits offset by an increase in professional fees. The increase in noninterest expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was mainly due to the increase in professional fees offset by a decline in data processing and communications expenses.
Salaries and employee benefits expense decreased $1.3 million for the second quarter of 2019 compared to the same period in 2018 and decreased $234 thousand for the six months ended June 30, 2019 compared to the same period of in 2018. The decrease in salaries and benefits for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was due to a decline in bonus provision expenses and commissions paid to employees offset by an increase in employee salaries. The decrease in bonus provision expenses for periods in 2019 compared to periods in 2018 was due to the restructuring of our incentive plan. The number of full-time equivalent employees decreased from 1,491 at June 30, 2018 to 1,446 at June 30, 2019.

Occupancy expense increased $421 thousand for the second quarter of 2019 compared to the same period in 2018 and increased $859 thousand for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in occupancy expenses for periods in 2019 compared to periods in 2018 was due mostly to an increase in lease expenses from two loan production offices that were opened in 2019. The new loan production offices were opened in Texas and New Jersey.
Advertising and marketing expense experienced a decrease of $492 thousand for the second quarter of 2019 compared to the second quarter of 2018 and decreased $729 thousand for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Advertising budgets were reduced in 2019 to help reduce overhead costs which resulted in a decline in advertising and marketing expenses for periods in 2019 compared to periods in 2018.
Data processing and communications fees decreased $987 thousand and $1.5 million for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, respectively. Data processing and communication fees for the three and six months ended June 30, 2019 included credits received for current year data processing fees from our core processing vendor as part of our negotiated contract renewal which begins in 2020. The credits resulted in an overall decline in data processing and communications fees for periods in 2019 compared to periods in 2018.
Professional fees experienced an increase of $1.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased $3.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in professional fees for periods in 2019 compared to periods in 2018 was due to increases in audit service fees, in third parties consulting fees for assistance with the upcoming implementation of the new accounting standard for current expected credit losses, and various other consulting fees.
Credit related expense increased $623 thousand for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased $529 thousand for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in credit related expenses for periods in 2019 compared to periods in 2018 was due to the increase in expenses related to the collection of past due loans and an increase in cost for insurance placed on loan collateral.
Other noninterest expense for the three and six months ended June 30, 2019 remained largely unchanged compared to the same periods of the prior year.
Provision for Income Taxes
Income tax provision expense was $14.3 million and $16.6 million for the quarters ended June 30, 2019 and 2018, respectively. The effective income tax rates were 25.04% and 25.92% for the quarters ended June 30, 2019 and 2018, respectively. Income tax provision expense was $28.7 million and $34.4 million for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rates for the six months ended June 30, 2019 and 2018 were 25.14% and 25.81%, respectively. The decline in the effective tax rates for the three and six months ended June 30, 2019 compared to the same periods in 2018 was due to additional estimated tax credits for investments in affordable housing partnerships for periods in 2019 compared to periods in 2018.

Financial Condition
At June 30, 2019, our total assets were $15.34 billion, an increase of $32.9 million, or 0.2%, from $15.31 billion at December 31, 2018. The increase in assets was due to an increase in cash and cash equivalents and the recording of right of use operating lease assets on the balance sheet offset partially by a decline in securities available for sale and loans receivable.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investment without readily determinable fair values. Equity investments at June 30, 2019 totaled $48.8 million, a decline of $1.0 million, or 2.2%, from $49.8 million at December 31, 2018.
At June 30, 2019, total equity investments with readily determinable fair values totaled $22.1 million consisting of mutual funds. Equity investments with readily determinable fair values at December 31, 2018 totaled $23.4 million consisting of mutual funds of $21.5 million and $1.9 million in equity stock. During the second quarter of 2019, we sold all of our investment in equity stock for $2.6 million. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $26.7 million and $26.4 million in equity investments without readily determinable fair values as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, equity investments without readily determinable fair values included $25.3 million in Community Reinvestment Act investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three or six months ended June 30, 2019 and 2018.
Investment Securities Portfolio
At June 30, 2019, we had $1.83 billion in available for sale securities compared to $1.85 billion at December 31, 2018. The net unrealized gain on the available for sale securities at June 30, 2019 was $9.6 million compared to a net unrealized loss on securities of $47.4 million at December 31, 2018. The change in unrealized gain (losses) from December 31, 2018 to June 30, 2019 was due to a decline in treasury rates.
During the six months ended June 30, 2019, $111.0 million in investment securities were purchased, $114.9 million in mortgage backed securities were paid down, $69.2 million in investment securities were sold with a related realized net gain of $129 thousand, and there were no matured or called securities.
Investments in Affordable Housing Partnerships
At June 30, 2019, we had $86.7 million in investments in affordable housing partnerships compared to $92.0 million at December 31, 2018. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the six months ended June 30, 2019. Commitments to fund investments in affordable housing partnerships totaled $34.2 million at June 30, 2019 compared to $46.5 million at December 31, 2018. The decline in commitments to fund investments in affordable housing partnerships during the six months ended June 30, 2019 was due to cash contributions which reduced the remaining commitments.

Loan Portfolio
At June 30, 2019, loans receivable totaled $11.98 billion, a decrease of $121.0 million from $12.10 billion at December 31, 2018. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	June 30, 2019		December 31, 2018
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$51,167	—%	$51,197	—%
Commercial	8,301,315	70%	8,395,327	69%
Construction	278,370	2%	275,076	2%
Total real estate loans	8,630,852	72%	8,721,600	71%
Commercial business	2,265,287	19%	2,127,630	18%
Trade finance	166,781	1%	197,190	2%
Consumer and other	913,087	8%	1,051,486	9%
Total loans outstanding	11,976,007	100%	12,097,906	100%
Deferred loan fees, net	1,127		209
Loans receivable	11,977,134		12,098,115
Allowance for loan losses	(94,066)		(92,557)
Loans receivable, net of allowance for loan losses	$11,883,068		$12,005,558
All of our loan types experienced declines except for construction and commercial business loans from December 31, 2018 to June 30, 2019 due to loan payoffs and sales offset by loan originations during the six months ended June 30, 2019. The decline in treasury rates resulted in a rise in loan payoffs during the second quarter of 2019 which resulted in a decline in loan balances.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$1,655,373	$1,712,032
Standby letters of credit	85,052	69,763
Other commercial letters of credit	61,792	65,822
	$1,802,217	$1,847,617

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $111.7 million at June 30, 2019 compared to $113.0 million at December 31, 2018. The ratio of nonperforming assets to loans receivable and OREO was 0.93% at both June 30, 2019 and December 31, 2018.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans (1)	$64,934	$53,286
Loans 90 days or more days past due, still accruing	353	1,529
Accruing restructured loans	40,731	50,410
Total nonperforming loans	106,018	105,225
OREO	5,644	7,754
Total nonperforming assets	$111,662	$112,979

Nonaccrual loans (1):
Legacy Portfolio	$50,249	$42,248
Acquired Portfolio	14,685	11,038
Total nonaccrual loans	$64,934	$53,286

Nonperforming loans:
Legacy Portfolio	$78,083	$75,859
Acquired Portfolio	27,935	29,366
Total nonperforming loans	$106,018	$105,225

Nonperforming loans to loans receivable	0.89%	0.87%
Nonperforming assets to loans receivable and OREO	0.93%	0.93%
Nonperforming assets to total assets	0.73%	0.74%
Allowance for loan losses to nonperforming loans	88.73%	87.96%
Allowance for loan losses to nonperforming assets	84.24%	81.92%
__________________________________

(1)
Nonaccrual loans exclude PCI loans and the guaranteed portion of delinquent SBA loans that are in liquidation totaling $32.1 million and $29.2 million as of June 30, 2019 and December 31, 2018, respectively.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“ALLL”) was $94.1 million at June 30, 2019 compared to $92.6 million at December 31, 2018. The ALLL was 0.79% of loans receivable at June 30, 2019 and 0.77% of loans receivable at December 31, 2018. The ALLL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at June 30, 2019 and December 31, 2018 totaled $56.8 million and $65.6 million, respectively. Impaired loan reserves increased to $5.9 million at June 30, 2019 from $4.8 million at December 31, 2018.
The following table reflects our allocation of the ALLL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	June 30, 2019			December 31, 2018
	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate – residential	$88	$51,167	0.17%	$112	$51,197	0.22%
Real estate – commercial	52,752	8,301,315	0.64%	55,890	8,395,327	0.67%
Real estate – construction	1,244	278,370	0.45%	765	275,076	0.28%
Commercial business	31,355	2,265,287	1.38%	27,765	2,127,630	1.30%
Trade finance	1,009	166,781	0.60%	719	197,190	0.36%
Consumer and other	7,618	913,087	0.83%	7,306	1,051,486	0.69%
Total	$94,066	$11,976,007	0.79%	$92,557	$12,097,906	0.77%
__________________________________

*	Held-for-sale loans of $6.4 million and $25.1 million at June 30, 2019 and December 31, 2018, respectively, were excluded.

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

The activity in the ALLL for the three and six months ended June 30, 2019 was as follows:

		Acquired Loans(2)
Three Months Ended June 30, 2019	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$80,954	$10,316	$2,947	$94,217
Provision (credit) for loan losses	1,703	(1,233)	730	1,200
Loans charged off	(1,447)	—	(629)	(2,076)
Recoveries of loan charge offs	386	—	339	725
PCI allowance adjustment	—	—	—	—
Balance, end of period	$81,596	$9,083	$3,387	$94,066

Total loans outstanding	$10,355,503	$127,508	$1,492,996	$11,976,007
Allowance to total loans receivable ratio	0.79%	7.12%	0.23%	0.79%
Net loan charge offs to beginning allowance	1.31%	—%	9.84%	1.43%
Net loan charge offs to provision for loan losses	62.30%	—%	39.73%	112.58%

		Acquired Loans (2)
Six Months Ended June 30, 2019	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$78,260	$12,163	$2,134	$92,557
Provision (credit) for loan losses	4,583	(2,202)	1,819	4,200
Loans charged off	(2,851)	—	(979)	(3,830)
Recoveries of loan charge offs	1,604	—	413	2,017
PCI allowance adjustment	—	(878)	—	(878)
Balance, end of period	$81,596	$9,083	$3,387	$94,066

Total loans outstanding	$10,355,503	$127,508	$1,492,996	$11,976,007
Allowance to total loans receivable ratio	0.79%	7.12%	0.23%	0.79%
Net loan charge offs to beginning allowance	1.59%	—%	26.52%	1.96%
Net loan charge offs to provision for loan losses	27.21%	—%	31.12%	43.17%

__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired Loans were marked to fair value at acquisition and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The activity in the ALLL for the three and six months ended June 30, 2018 is as follows:

		Acquired Loans(2)
Three Months Ended June 30, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$72,065	$11,815	$2,581	$86,461
Provision (credit) for loan losses	2,553	(449)	196	2,300
Loans charged off	(819)	—	(444)	(1,263)
Recoveries of loan charge offs	2,249	—	134	2,383
Balance, end of period	$76,048	$11,366	$2,467	$89,881

Total loans outstanding	$9,333,290	$182,772	$2,156,722	$11,672,784
Allowance to total loans receivable ratio	0.81%	6.22%	0.11%	0.77%
Net loan charge offs (recoveries) to beginning allowance	(1.98)%	—%	12.01%	(1.30)%
Net loan charge offs (recoveries) to provision for loan losses	(56.01)%	—%	158.16%	(48.70)%

		Acquired Loans (2)
Six Months Ended June 30, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$67,647	$12,040	$4,854	$84,541
Provision (credit) for loan losses	7,279	(637)	(1,842)	4,800
Loans charged off	(1,571)	(37)	(723)	(2,331)
Recoveries of loan charge offs	2,693	—	178	2,871
Balance, end of period	$76,048	$11,366	$2,467	$89,881

Total loans outstanding	$9,333,290	$182,772	$2,156,722	$11,672,784
Allowance to total loans receivable ratio	0.81%	6.22%	0.11%	0.77%
Net loan charge offs (recoveries) to beginning allowance	(1.66)%	(0.31)%	11.23%	(0.64)%
Net loan charge offs (recoveries) to provision for loan losses	(15.41)%	5.81%	(29.59)%	(11.25)%

__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired Loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions for loan losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ALLL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$11,959,920	$11,364,229	$12,023,690	$11,230,788
Loans receivable	$11,977,134	$11,671,440	$11,977,134	$11,671,440

ALLOWANCE:
Balance, beginning of period	$94,217	$86,461	$92,557	$84,541
Less loan charge offs:
Real estate – commercial	(182)	(236)	(242)	(401)
Commercial business	(1,551)	(798)	(2,959)	(1,354)
Trade finance	—	—	—	—
Consumer and other	(343)	(229)	(629)	(576)
Total loan charge offs	(2,076)	(1,263)	(3,830)	(2,331)
Plus loan recoveries:
Real estate – commercial	570	627	1,697	829
Commercial business	152	1,734	310	1,987
Trade Finance	—	12	—	24
Consumer and other	3	10	10	31
Total loans recoveries	725	2,383	2,017	2,871
Net loan (charge offs) recoveries	(1,351)	1,120	(1,813)	540
Provision for loan losses	1,200	2,300	4,200	4,800
PCI allowance adjustment	—	—	(878)	—
Balance, end of period	$94,066	$89,881	$94,066	$89,881

Net loan charge offs to average loans, including loans held for sale*	0.05%	(0.04)%	0.03%	(0.01)%
Allowance for loan losses to loans receivable at end of period	0.79%	0.77%	0.79%	0.77%
Net loan charge offs to allowance for loan losses*	5.74%	(4.98)%	3.85%	(1.20)%
Net loan charge offs to provision for loan losses	112.58%	(48.70)%	43.17%	(11.25)%
__________________________________

*	Annualized
We believe the ALLL as of June 30, 2019 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. If actual losses exceed the estimated amounts, it could have a material and adverse effect on our financial condition and results of operations.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2019, deposits increased $16.7 million, or 0.1%, to $12.17 billion from $12.16 billion at December 31, 2018. The increase in deposits was primarily due to an increase in money market and NOW account balances offset by a decline in time deposit balances.
At June 30, 2019, 24.7% of total deposits were noninterest bearing demand deposits, 46.7% were time deposits, and 28.6% were interest bearing demand and savings deposits. At December 31, 2018, 24.9% of total deposits were noninterest bearing demand deposits, 48.3% were time deposits, and 26.8% were interest bearing demand and savings deposits.
At June 30, 2019, we had $1.48 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.57 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2018. The California State Treasurer time deposits at June 30, 2019, had original maturities ranging from three to six months, had a weighted average interest rate of 2.45%, and were collateralized with securities with a fair value of $333.7 million. Time deposits of more than $250 thousand at June 30, 2019 totaled $1.81 billion compared to $1.77 billion at December 31, 2018.
The following is a schedule of certificates of deposit maturities as of June 30, 2019:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,842,331	31%
Over three months through six months	1,294,675	23%
Over six months through nine months	1,190,321	21%
Over nine months through twelve months	1,022,370	19%
Over twelve months	330,663	6%
Total time deposits	$5,680,360	100%

FHLB Advances and Other Borrowings
We utilize FHLB advances as a secondary source of funds in addition to deposits which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At June 30, 2019, FHLB advances totaled $695.0 million and had an average weighted remaining maturity of 1.5 years compared to $821.3 million with an average weighted remaining maturity of 1.8 years at December 31, 2018. Total FHLB advances at June 30, 2019 did not include any premiums recorded from prior acquisitions compared to $1.3 million in FHLB advance premiums at December 31, 2018.
We did not have federal funds purchased at June 30, 2019 and December 31, 2018.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $102.5 million at June 30, 2019 and $101.9 million at December 31, 2018. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Convertible Notes
During the second quarter of 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at June 30, 2019 was $197.0 million, net of $20.5 million in discounts, which represents the conversion option discount and capitalized issuance costs. At December 31, 2018, the net carrying balance of convertible notes was $194.5 million, net of $23.0 million in discounts and issuance costs. (See footnote 11 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
We routinely engage in activities that involve, to varying degrees, elements of risk that are not reflected, in whole or in part, in the consolidated financial statements. These activities are part of our normal course of business and include traditional off-balance-sheet credit-related financial instruments, interest rate swap contracts, and long-term debt.
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
We enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We utilize interest rate swap contracts, interest rate floors, and interest rate caps to help manage the risk of changing interest rates. We also sell interest rate swaps to certain adjustable rate commercial loan customers to fix the interest rate on their floating rate loans. When the fixed rate swap is originated with the customer, an identical offsetting swap is also entered into by us with a correspondent bank.
We enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments we also enter into forward commitments, or commitments to deliver residential mortgage loans on a future date, also considered derivatives. Net change in the fair value of derivatives represents income recorded from changes in fair value for these mortgage derivatives instruments.
We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of interest payments on Debentures and convertible notes and dividend payments to stockholders. We seek to maintain capital at a level sufficient to assure our stockholders, customers, and regulators that we and the Bank are financially sound. For this purpose, we perform ongoing assessments of capital related risks, components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.
Total stockholders’ equity was $2.00 billion at June 30, 2019 compared to $1.90 billion at December 31, 2018.
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

At June 30, 2019, our common equity Tier 1 capital was $1.51 billion compared to $1.46 billion at December 31, 2018. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and including our trust preferred securities, was $1.61 billion at June 30, 2019 and $1.56 billion at December 31, 2018. At June 30, 2019, the common equity Tier 1 capital ratio was 11.90%. The total capital to risk-weighted assets ratio was 13.42% and the Tier 1 capital to risk-weighted assets ratio was 12.67%. The Tier 1 leverage capital ratio at June 30, 2019 was 10.94%.
At June 30, 2019 and December 31, 2018, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below:

	As of June 30, 2019
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,512,921	11.90%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,706,299	13.42%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,611,497	12.67%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,611,497	10.94%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,784,216	14.03%	$826,421	6.50%	$957,795	7.53%
Total risk-based capital ratio (to risk-weighted assets)	$1,879,018	14.78%	$1,271,417	10.00%	$607,601	4.78%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,784,216	14.03%	$1,017,134	8.00%	$767,082	6.03%
Tier 1 capital to total assets (to average assets)	$1,784,216	12.11%	$736,532	5.00%	$1,047,684	7.11%

	As of December 31, 2018
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,458,344	11.44%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,649,664	12.94%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,556,371	12.21%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,568,144	10.55%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,737,092	13.63%	$828,677	6.50%	$908,415	7.13%
Total risk-based capital ratio (to risk-weighted assets)	$1,830,385	14.36%	$1,274,887	10.00%	$555,498	4.36%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,737,092	13.63%	$1,019,910	8.00%	$717,182	5.63%
Tier 1 capital to total assets (to average assets)	$1,737,092	11.76%	$738,299	5.00%	$998,793	6.76%

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
Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and borrowings from the FHLB and the FRB Discount Window. These funding sources are augmented by payments of principal and interest on loans and securities, proceeds from sale of loans, and the liquidation or sale of securities from our available for sale portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.
At June 30, 2019, our total borrowing capacity from the FHLB was $3.85 billion of which $3.13 billion was unused and available to borrow. At June 30, 2019, our total borrowing capacity from the FRB Discount Window was $736.3 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and equity investments were $1.99 billion at June 30, 2019 compared to $1.83 billion at December 31, 2018. Cash and cash equivalents were $609.8 million at June 30, 2019 compared to $459.6 million at December 31, 2018. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The objective of our asset and liability management activities is to maximize our earnings while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable by adjusting the type and mix of assets and liabilities to seek to effectively address changing conditions and risks. Through overall management of our balance sheet and by seeking to manage various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling noninterest expense and enhancing noninterest income. We also use various methods to protect against our exposure to interest rate fluctuations with the objective of reducing the effects fluctuations might have on associated cash flows or values. Finally, we perform internal analysis to measure, evaluate, and monitor risk.
Interest Rate Risk
Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset and Liability Board Committee (“ALCO”) and to the Asset and Liability Management Committee (“ALM”), which is composed of the Bank’s senior executives and other designated officers.
The fundamental objective of our ALM is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our ALM meets regularly to monitor interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of our assets and liabilities, and our investment activities. It also directs changes in the composition of our assets and liabilities. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2019, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	June 30, 2019		December 31, 2018
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	4.45%	(2.78)%	4.50%	(4.30)%
+ 100 basis points	2.37%	(1.04)%	2.18%	(2.12)%
- 100 basis points	(2.77)%	0.08%	(3.24)%	1.14%
- 200 basis points	(7.00)%	0.76%	(7.17)%	0.92%

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $170 thousand at June 30, 2019. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.	Risk Factors
Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2018, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Hope Bancorp, Inc. 2019 Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A, Annex A, filed with the SEC on April 30, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	August 6, 2019	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	August 6, 2019	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer