Form 10-Q
period 2019-09-30
HOPE BANCORP INC
filed 2019-11-01
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50245
 HOPE BANCORP INC
(Exact name of registrant as specified in its charter)

Delaware	95-4849715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Wilshire Boulevard, Suite 1400
Los Angeles, California 90010
(Address of principal executives offices, including zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 30, 2019, there were 126,698,981 outstanding shares of Hope Bancorp, Inc. common stock.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for loan losses, including the timing and effects of the implementation of the current expected credit losses model; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$264,629	$219,366
Interest bearing cash in other banks	284,727	240,240
Total cash and cash equivalents	549,356	459,606
Interest bearing deposits in other financial institutions	30,387	29,409
Securities available for sale, at fair value	1,772,322	1,846,265
Equity investments	49,055	49,835
Loans held for sale, at the lower of cost or fair value	29,627	25,128
Loans receivable, net of allowance for loan losses of $93,882 and $92,557 at September 30, 2019 and December 31, 2018, respectively	12,010,800	12,005,558
Other real estate owned (“OREO”), net	19,374	7,754
Federal Home Loan Bank (“FHLB”) stock, at cost	19,406	25,461
Premises and equipment, net	52,604	53,794
Accrued interest receivable	29,743	32,225
Deferred tax assets, net	25,917	50,913
Customers’ liabilities on acceptances	1,125	2,281
Bank owned life insurance (“BOLI”)	75,968	75,219
Investments in affordable housing partnerships	84,290	92,040
Operating lease right-of-use assets, net	60,862	—
Goodwill	464,450	464,450
Core deposit intangible assets, net	12,390	14,061
Servicing assets, net	17,865	23,132
Other assets	74,337	48,821
Total assets	$15,379,878	$15,305,952

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,033,371	$3,022,633
Interest bearing:
Money market and NOW accounts	3,752,274	3,036,653
Savings deposits	259,454	225,746
Time deposits	5,189,651	5,870,624
Total deposits	12,234,750	12,155,656
FHLB advances	625,000	821,280
Convertible notes, net	198,211	194,543
Subordinated debentures, net	102,755	101,929
Accrued interest payable	38,197	31,374
Acceptances outstanding	1,125	2,281
Operating lease liabilities	62,498	—
Commitments to fund investments in affordable housing partnerships	32,635	46,507
Other liabilities	53,423	49,171
Total liabilities	$13,348,594	$13,402,741
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at September 30, 2019 and December 31, 2018: issued and outstanding 135,700,378 and 126,697,925 shares, respectively, at September 30, 2019, and issued and outstanding 135,642,365 and 126,639,912 shares, respectively, at December 31, 2018	$136	$136
Additional paid-in capital	1,426,666	1,423,405
Retained earnings	737,209	662,375
Treasury stock, at cost; 9,002,453 shares at September 30, 2019 and December 31, 2018	(150,000)	(150,000)
Accumulated other comprehensive income (loss), net	17,273	(32,705)
Total stockholders’ equity	2,031,284	1,903,211
Total liabilities and stockholders’ equity	$15,379,878	$15,305,952

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$158,115	$153,366	$474,878	$437,497
Interest on securities	11,373	11,957	35,558	32,957
Interest on other investments	2,929	2,503	8,577	7,692
Total interest income	172,417	167,826	519,013	478,146
INTEREST EXPENSE:
Interest on deposits	49,057	37,022	144,730	92,481
Interest on FHLB advances	3,112	3,703	9,110	11,453
Interest on other borrowings and convertible notes	3,990	3,954	12,086	8,178
Total interest expense	56,159	44,679	165,926	112,112
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	116,258	123,147	353,087	366,034
PROVISION FOR LOAN LOSSES	2,100	7,300	6,300	12,100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	114,158	115,847	346,787	353,934
NONINTEREST INCOME:
Service fees on deposit accounts	4,690	4,569	13,423	13,983
International service fees	1,193	1,220	3,146	3,452
Loan servicing fees, net	189	852	1,656	3,441
Wire transfer fees	1,058	1,227	3,458	3,684
Net gains on sales of SBA loans	—	2,331	—	9,261
Net gains on sales of other loans	804	477	2,611	2,104
Net gains on sales and calls of securities available for sale	153	—	282	—
Other income and fees	4,908	2,771	12,128	12,641
Total noninterest income	12,995	13,447	36,704	48,566
NONINTEREST EXPENSE:
Salaries and employee benefits	41,607	36,969	121,333	116,929
Occupancy	7,703	7,837	23,219	22,494
Furniture and equipment	3,851	3,710	11,323	11,454
Advertising and marketing	2,377	1,986	6,684	7,022
Data processing and communications	2,821	3,513	8,364	10,582
Professional fees	5,241	3,950	16,580	11,530
Investments in affordable housing partnerships expenses	2,334	3,357	7,601	8,600
FDIC assessments	—	1,788	3,110	5,166
Credit related expenses	1,031	658	3,258	2,356
OREO (income) expense, net	(743)	(56)	(812)	(115)
Other	3,773	3,743	11,539	11,519
Total noninterest expense	69,995	67,455	212,199	207,537
INCOME BEFORE INCOME TAXES	57,158	61,839	171,292	194,963
INCOME TAX PROVISION	14,566	15,461	43,261	49,823
NET INCOME	$42,592	$46,378	$128,031	$145,140
EARNINGS PER COMMON SHARE
Basic	$0.34	$0.36	$1.01	$1.09
Diluted	$0.34	$0.36	$1.01	$1.09

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$42,592	$46,378	$128,031	$145,140
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities available for sale	14,160	(13,114)	71,349	(47,012)
Reclassification adjustments for net gains realized in net income	(153)	—	(282)	—
Tax effect	(4,157)	3,915	(21,089)	14,191
Other comprehensive income (loss), net of tax	9,850	(9,199)	49,978	(32,821)
Total comprehensive income	$52,442	$37,179	$178,009	$112,319

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JULY 1, 2018	131,167,705	$136	$1,421,679	$607,944	$(78,961)	$(45,122)	$1,905,676
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	110,354	—	257				257
Stock-based compensation			749				749
Cash dividends declared on common stock ($0.14 per share)				(18,242)			(18,242)
Comprehensive income:
Net income				46,378			46,378
Other comprehensive loss						(9,199)	(9,199)
Repurchase of treasury stock	(1,203,956)				(21,039)		(21,039)
BALANCE, SEPTEMBER 30, 2018	130,074,103	$136	$1,422,685	$636,080	$(100,000)	$(54,321)	$1,904,580

BALANCE, JULY 1, 2019	126,673,822	$136	$1,425,262	$712,351	$(150,000)	$7,423	$1,995,172
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	24,103	—	—				—
Stock-based compensation			1,404				1,404
Cash dividends declared on common stock ($0.14 per share)				(17,734)			(17,734)
Comprehensive income:
Net income				42,592			42,592
Other comprehensive income						9,850	9,850
BALANCE, SEPTEMBER 30, 2019	126,697,925	$136	$1,426,666	$737,209	$(150,000)	$17,273	$2,031,284

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2018	135,511,891	$136	$1,405,014	$544,886	$—	$(21,781)	$1,928,255
Reclassification of unrealized losses on equity investments to retained earnings - ASU 2016-01				(469)		281	(188)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	127,908	—	466				466
Stock-based compensation			2,160				2,160
Cash dividends declared on common stock ($0.40 per share)				(53,477)			(53,477)
Comprehensive income:
Net income				145,140			145,140
Other comprehensive loss						(32,821)	(32,821)
Repurchase of treasury stock	(5,565,696)				(100,000)		(100,000)
Equity component of convertible notes, net of taxes			15,045				15,045
BALANCE, SEPTEMBER 30, 2018	130,074,103	$136	$1,422,685	$636,080	$(100,000)	$(54,321)	$1,904,580

BALANCE, JANUARY 1, 2019	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	58,013	—	3				3
Stock-based compensation			3,258				3,258
Cash dividends declared on common stock ($0.42 per share)				(53,197)			(53,197)
Comprehensive income:
Net income				128,031			128,031
Other comprehensive income						49,978	49,978
BALANCE, SEPTEMBER 30, 2019	126,697,925	$136	$1,426,666	$737,209	$(150,000)	$17,273	$2,031,284

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128,031	$145,140
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	2,391	(2,915)
Stock-based compensation expense	3,897	2,924
Provision for loan losses	6,300	12,100
Credit for unfunded loan commitments	(100)	(100)
Valuation adjustment of OREO	(1,125)	323
Net gains on sales of SBA and other loans	(2,611)	(11,365)
Earnings on BOLI	(1,126)	(1,166)
Net change in fair value of derivatives	(57)	(15)
Net losses on sale and disposal of premises and equipment	75	38
Net losses (gains) on sales of OREO	14	(358)
Net gains on sales and calls of securities available for sale	(282)	—
Net change in fair value of equity investments with readily determinable fair value	(1,393)	(1,901)
Losses on investments in affordable housing partnership	7,523	8,347
Net change in deferred income taxes	3,907	4,863
Proceeds from sales of loans held for sale	95,926	258,231
Originations of loans held for sale	(77,678)	(229,871)
Originations of servicing assets	(1,383)	(5,489)
Net change in accrued interest receivable	2,482	(3,359)
Net change in other assets	(27,110)	(20,594)
Net change in accrued interest payable	6,823	15,756
Net change in other liabilities	4,352	9,805
Net cash provided by operating activities	148,856	180,394
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of interest bearing deposits in other financial institutions	(18,130)	(9,887)
Redemption of interest bearing deposits in other financial institutions	17,152	13,795
Purchase of securities available for sale	(174,486)	(375,710)
Proceeds from matured, called, or paid-down securities available for sale	198,743	166,746
Proceeds from sale of securities available for sale	115,628	—
Proceeds from sale of equity investments	2,570	—
Proceeds from sales of other loans held for sale previously classified as held for investment	83,599	6,814
Net change in loans receivable	(106,064)	(812,748)
Proceeds from sales of OREO	3,197	5,552
Purchase of FHLB stock	(155)	—
Redemption of FHLB stock	6,210	3,849
Purchase of premises and equipment	(5,190)	(5,516)
Proceeds from BOLI death benefits	1,363	—
Investments in affordable housing partnerships	(13,804)	(10,835)
Net cash provided by (used in) investing activities	110,633	(1,017,940)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	79,094	1,199,011
Proceeds from FHLB advances	565,000	—
Repayment of FHLB advances	(760,000)	(320,000)
Repayment of federal funds purchased	—	(69,900)
Proceeds from convertible notes, net of issuance fees	—	212,920
Purchase of treasury stock	—	(100,000)
Cash dividends paid on common stock	(53,197)	(53,477)
Taxes paid in net settlement of restricted stock	(639)	(764)
Issuance of additional stock pursuant to various stock plans	3	466
Net cash (used in) provided by financing activities	(169,739)	868,256
NET CHANGE IN CASH AND CASH EQUIVALENTS	89,750	30,710
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	459,606	492,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$549,356	$522,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$155,889	$94,778
Income taxes paid	$44,492	$44,153
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$14,651	$3,340
Transfer from loans receivable to loans held for sale	$108,979	$6,680
Transfer from loans held for sale to loans receivable	$5,181	$1,566
Transfer of available for sale securities to equity investments with adoption of ASU 2016-01	$—	$21,957
New commitments to fund affordable housing partnership investments	$—	$30,097
Lease liabilities arising from obtaining right-of-use assets	$62,833	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of September 30, 2019, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, New Jersey, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2019 and December 31, 2018 and the results of operations for the three and nine months ended September 30, 2019 and 2018. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Pending Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, also referred to as “CECL”. The FASB subsequently issued ASU 2018-19, ASU 2019-04, and ASU 2019-05 to provide additional clarification, implementation, codification improvements, and transition guidance related to ASU 2016-13. ASU 2016-13 requires the measurement of all expected credit losses for financial assets carried at amortized cost held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019.
The Company has established a CECL committee to oversee the development and implementation of ASU 2016-13. The Company is collaborating with a third party advisory team and has also engaged a software vendor to assist the Company to consolidate its models to arrive at a lifetime expected credit losses in compliance with ASU 2016-13 by the effective date. The Company has completed the model development documentation, model validation, and parallel run process under the new methodology. The Company will continue to address any gaps from data quality, operational processes, policies, new disclosures, and controls arising from internal reviews, model validation, and subsequent parallel run to be performed during the fourth quarter of 2019. The Company is on track to adopt ASU 2016-13 on January 1, 2020 without electing the fair value option on eligible financial instruments. Upon adoption of the standard, the Company expects that based on current expectations of future economic conditions, its allowance for loan losses may increase by approximately 30% to 40% from the allowance for loan losses under the current incurred loss model with a large portion of that increase driven by longer duration CRE and consumer loans due to the capture of lifetime expected credit losses under CECL. The Company estimates that upon the adoption of CECL, the fully phased-in impact to the Company’s Tier 1 Common Equity Risk-Based Ratio to be a decline of approximately 22 to 29 basis points. The estimates of the impact of adopting CECL are still subject to change as management continues to review the key drivers and methodology assumptions. The ultimate effect of CECL on the Company’s allowance for loan losses will depend on the size and composition of the loan portfolio, the portfolio’s credit quality, economic conditions at the time of adoption, as well as any refinements to the Company’s models, methodology, and other key assumptions. At adoption, the Company will have a cumulative-effect adjustment to retained earnings resulting from the anticipated increase in the allowance for loan losses under CECL compared to its allowance for loan losses as determined under the current incurred loss model
In January 2017, the FASB issued ASU 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 removes the disclosure requirement detailing the amount of and reasons for transfers between Level 1 and Level 2, and the valuation processes for Level 3 fair value measurements. In addition, ASU 2018-13 modifies the disclosure requirements for investments in certain entities that calculate net asset value. Lastly, ASU 2018-13 adds a disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective annual periods in fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted upon the issuance of ASU 2018-13. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.
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
 In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses, Topic 326.” ASU 2019-05 addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. ASU 2016-13 allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. Entities are required to make this election on an instrument-by-instrument basis. The effective date for ASU 2019-05 is the same as for ASU 2016-13, or for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect to elect the fair value option on its financial instruments in accordance with ASU 2019-05.

3.    Stock-Based Compensation
The Company previously awarded equity as a form of compensation under the 2016 stock-based incentive plan (the “2016 Plan”). The 2016 Plan was approved by the Company’s stockholders on September 1, 2016 and provided for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, employees, and potentially consultants of the Company. The 2016 Plan initially had 2,400,000 shares that were available for grant to participants.
On May 23, 2019, the Company’s stockholders approved the 2019 stock-based incentive plan (the “2019 Plan”) which provides for grants of stock options, SARs, restricted stock, performance shares, and performance units to non-employee directors, employees, and potentially consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”). The 2019 Plan replaces the 2016 Plan and stipulates that no further awards shall be made under prior plans. Therefore, future awards will only be issued from the 2019 Plan.
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
Under the 2019 Plan, 4,026,465 shares were available for future grants as of September 30, 2019.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2016 Plan and 2019 Plan for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2019	982,631	$15.41
Granted	—	—
Exercised	(702)	13.10
Expired	(20,718)	16.37
Forfeited	(18,000)	17.18
Outstanding - September 30, 2019	943,211	$15.36	5.75	$1,002
Options exercisable - September 30, 2019	847,211	$15.15	5.62	$1,002

The following is a summary of restricted stock and performance unit activity under the 2016 Plan and 2019 Plan for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2019	478,891	$16.37
Granted	767,653	13.18
Vested	(116,947)	16.96
Forfeited	(75,031)	14.71
Outstanding (unvested) - September 30, 2019	1,054,566	$14.10

The total fair value of restricted stock and performance units vested for the nine months ended September 30, 2019 and 2018 was $1.6 million and $2.7 million, respectively.
In 2017, the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expenses. The compensation expense for ESPP during the three months ended September 30, 2019 and 2018 was $57 thousand and $88 thousand, respectively. The compensation expense for ESPP during the nine months ended September 30, 2019 and 2018 was $182 thousand and $277 thousand, respectively.
The total amount charged against income related to stock-based payment arrangements, including ESPP, was $1.6 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, $3.9 million and $2.9 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $400 thousand and $264 thousand for the three months ended September 30, 2019 and 2018, respectively. The income tax benefit recognized for the nine months ended September 30, 2019 and 2018, was approximately $984 thousand and $747 thousand, respectively.
At September 30, 2019, the unrecognized compensation expense related to non-vested stock option grants was $298 thousand and is expected to be recognized over a weighted average vesting period of 1.92 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $9.4 million, and is expected to be recognized over a weighted average vesting period of 2.03 years.

4.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended September 30, 2019 and 2018, stock options and restricted shares awards of 963,400 and 306,410 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the nine months ended September 30, 2019 and 2018, stock options and restricted shares awards of 986,245 and 296,357 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan to purchase and 20,845 shares of common stock were anti-dilutive and excluded for the three and nine months ended September 30, 2018. All outstanding warrants expired in December 2018. Therefore there were no warrants outstanding during the three and nine months ended September 30, 2019.
During the second quarter of 2018, the Company issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 11 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the three and nine months ended September 30, 2019 and 2018, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the three and nine months ended September 30, 2019 and 2018.
On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock and then approved another share repurchase program on September 20, 2018 that authorized the Company to repurchase up to $50.0 million in common stock. During the year ended December 31, 2018, the Company repurchased 9,002,453 shares of common stock totaling $150.0 million. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding. The Company’s Board of Directors approved another share repurchase program in June 2019 that authorizes the Company to repurchase up to $50 million of its common stock. As of September 30, 2019, no shares have been repurchased from this program.
The following tables show the computation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019			2018
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$42,592	126,685,921	$0.34	$46,378	130,268,992	$0.36
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		321,548			256,482
Diluted EPS - common stock	$42,592	127,007,469	$0.34	$46,378	130,525,474	$0.36

	Nine Months Ended September 30,
	2019			2018
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$128,031	126,661,798	$1.01	$145,140	132,930,437	$1.09
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		234,172			283,632
Diluted EPS - common stock	$128,031	126,895,970	$1.01	$145,140	133,214,069	$1.09

5.    Equity Investments
On January 1, 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. Upon adoption, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets to retained earnings on January 1, 2018. Equity investments with readily determinable fair values at September 30, 2019, consisted of mutual funds in the amount of $22.2 million and is included in “Equity investments” on the Consolidated Statements of Financial Condition. During the second quarter of 2019, the Company sold its equity stock in other institutions for $2.6 million. There was no change in fair value recorded on the equity investments sold. Equity investments with readily determinable fair values at December 31, 2018, consisted of mutual funds and equity stock in other institutions in the amount of $21.5 million and $1.9 million, respectively.
The change in fair value for equity investments with readily determinable fair values for the three and nine ended September 30, 2019 and 2018 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$168	$(1,617)	$1,393	$1,901
Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values	$168	$(1,617)	$1,393	$1,901

At September 30, 2019 and December 31, 2018, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At September 30, 2019, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $26.8 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $25.5 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2018, the total balance of equity investments without readily determinable fair values was $26.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.1 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and nine ended September 30, 2019 and 2018.

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$795,369	$7,714	$(2,012)	$801,071
Mortgage-backed securities:
Residential	331,875	1,529	(1,281)	332,123
Commercial	545,282	18,769	(943)	563,108
Corporate securities	5,000	—	(1,102)	3,898
Municipal securities	71,151	1,340	(369)	72,122
Total investment securities available for sale	$1,748,677	$29,352	$(5,707)	$1,772,322

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$914,710	$1,541	$(21,129)	$895,122
Mortgage-backed securities:
Residential	415,659	47	(13,101)	402,605
Commercial	481,081	1,024	(12,979)	469,126
Corporate securities	5,000	—	(1,174)	3,826
Municipal securities	77,168	398	(1,980)	75,586
Total investment securities available for sale	$1,893,618	$3,010	$(50,363)	$1,846,265

As of September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three and nine months ended September 30, 2019, the Company recognized net gains on sales and calls of securities available for sale in the amount of $153 thousand and $282 thousand, respectively. For the three months ended September 30, 2019, the net gains on sales and calls of securities available for sale consisted of $224 thousand in gross gains from sales and calls of securities offset by $71 thousand in gross losses on investment securities sold. For the nine months ended September 30, 2019, the net gains on sales and calls of securities available for sale consisted of $751 thousand in gross gains from the sale and call of securities offset by $469 thousand in gross losses on investment securities sold. Tax provision recorded on the net gains on sales and calls of securities available for sale was approximately $39 thousand and $71 thousand for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, the Company received proceeds from the sale of $46.5 million in investment securities, which consisted of $2.3 million municipal securities and $44.2 million mortgage-backed securities sold. For the nine months ended September 30, 2019, the Company received proceeds from the sale of $115.6 million in investment securities, which consisted of $41.8 million municipal securities and $73.9 million mortgage-backed securities sold. For the three or nine months ended September 30, 2018, there were no sales of securities available for sale.

At September 30, 2019 and December 31, 2018, $17.3 million in unrealized gains and $32.7 million in unrealized losses on securities available for sale net of taxes, respectively, were included in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2019, reclassifications out of accumulated other comprehensive income into earnings was $153 thousand and $282 thousand, respectively. There were no reclassifications out of accumulated other comprehensive loss into earnings during the three and nine months ended September 30, 2018.
The amortized cost and estimated fair value of investment securities at September 30, 2019, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$80	$80
Due after one year through five years	349	351
Due after five years through ten years	—	—
Due after ten years	75,722	75,589
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	795,369	801,071
Mortgage-backed securities:
Residential	331,875	332,123
Commercial	545,282	563,108
Total	$1,748,677	$1,772,322

Securities with carrying values of approximately $345.0 million and $354.6 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of September 30, 2019
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	14	$82,505	$(324)	32	$194,974	$(1,688)	46	$277,479	$(2,012)
Mortgage-backed securities:
Residential*	1	24,570	(18)	19	157,746	(1,263)	20	182,316	(1,281)
Commercial*	4	39,882	(256)	5	77,481	(687)	9	117,363	(943)
Corporate securities	—	—	—	1	3,898	(1,102)	1	3,898	(1,102)
Municipal securities	1	3,613	(25)	3	16,648	(344)	4	20,261	(369)
Total	20	$150,570	$(623)	60	$450,747	$(5,084)	80	$601,317	$(5,707)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2018
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	1	$8,041	$(28)	93	$700,095	$(21,101)	94	$708,136	$(21,129)
Mortgage-backed securities:
Residential*	4	19,973	(37)	45	363,334	(13,064)	49	383,307	(13,101)
Commercial*	3	38,494	(218)	27	312,428	(12,761)	30	350,922	(12,979)
Corporate securities	—	—	—	1	3,826	(1,174)	1	3,826	(1,174)
Municipal securities	13	5,528	(83)	32	42,444	(1,897)	45	47,972	(1,980)
Total	21	$72,036	$(366)	198	$1,422,127	$(49,997)	219	$1,494,163	$(50,363)

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
All of the Company’s investment types had investments that were in a continuous unrealized loss position for twelve months or longer as of September 30, 2019. The collateralized mortgage obligations in a continuous loss position for twelve months or longer had unrealized losses of $1.7 million at September 30, 2019, and total residential and commercial mortgage backed securities in a continuous loss position for twelve months or longer had total unrealized losses of $2.0 million. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on U.S. Government agencies and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Corporate securities that were in a continuous loss position for twelve months or longer had unrealized losses of $1.1 million at September 30, 2019. Municipal securities that were in a continuous loss position for twelve months or longer had unrealized losses of $344 thousand at September 30, 2019. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on U.S. Government sponsored collateralized mortgage obligations and mortgage backed securities, corporate securities, and municipal securities that were in an unrealized loss position at September 30, 2019.
The Company considers the losses on the investments in unrealized loss positions at September 30, 2019 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.    Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	September 30, 2019	December 31, 2018
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$46,919	$51,197
Commercial	8,235,839	8,395,327
Construction	305,185	275,076
Total real estate loans	8,587,943	8,721,600
Commercial business	2,482,817	2,127,630
Trade finance	161,019	197,190
Consumer and other	870,734	1,051,486
Total loans outstanding	12,102,513	12,097,906
Deferred loan costs, net	2,169	209
Loans receivable	12,104,682	12,098,115
Allowance for loan losses	(93,882)	(92,557)
Loans receivable, net of allowance for loan losses	$12,010,800	$12,005,558

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
The following table presents changes in the accretable discount on PCI loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$43,362	$53,573	$49,697	$55,002
Accretion	(5,234)	(5,239)	(17,916)	(16,970)
Reclassification from nonaccretable difference	1,893	7,889	8,240	18,191
Balance at end of period	$40,021	$56,223	$40,021	$56,223

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended September 30, 2019
Balance, beginning of period	$47,154	$26,757	$1,009	$6,676	$6,930	$4,598	$—	$942	$94,066
Provision (credit) for loan losses	4	2,851	(485)	(7)	(91)	(80)	—	(92)	2,100
Loans charged off	(848)	(1,105)	—	(281)	(349)	(19)	—	—	(2,602)
Recoveries of charge offs	158	377	—	6	88	151	—	—	780
PCI allowance adjustment	—	—	—	—	—	—	—	(462)	(462)
Balance, end of period	$46,468	$28,880	$524	$6,394	$6,578	$4,650	$—	$388	$93,882

Nine Months Ended September 30, 2019
Balance, beginning of period	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557
Provision (credit) for loan losses	(3,459)	9,655	(195)	945	(766)	233	—	(113)	6,300
Loans charged off	(1,064)	(3,187)	—	(834)	(375)	(896)	—	(76)	(6,432)
Recoveries of charge offs	1,545	586	—	14	398	252	—	2	2,797
PCI allowance adjustment	—	—	—	—	—	(878)	—	(462)	(1,340)
Balance, end of period	$46,468	$28,880	$524	$6,394	$6,578	$4,650	$—	$388	$93,882

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Three Months Ended September 30, 2018
Balance, beginning of period	$48,235	$22,031	$983	$4,799	$12,816	$991	$3	$23	$89,881
Provision (credit) for loan losses	5,537	(856)	(159)	1,036	1,744	28	(3)	(27)	7,300
Loans charged off	(5,854)	(292)	—	(343)	(191)	(174)	—	(13)	(6,867)
Recoveries of charge offs	41	188	17	1	—	32	—	36	315
Balance, end of period	$47,959	$21,071	$841	$5,493	$14,369	$877	$—	$19	$90,629

Nine Months Ended September 30, 2018
Balance, beginning of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541
Provision (credit) for loan losses	7,792	2,920	(874)	2,999	1,430	(2,114)	(42)	(11)	12,100
Loans charged off	(6,061)	(1,080)	—	(919)	(385)	(740)	—	(13)	(9,198)
Recoveries of charge offs	868	2,003	41	28	2	204	—	40	3,186
Balance, end of period	$47,959	$21,071	$841	$5,493	$14,369	$877	$—	$19	$90,629

The following tables break out the allowance for loan losses and the recorded investment of loans outstanding (not including accrued interest receivable and net deferred loan costs or fees) by individually impaired, general valuation, and PCI impairment, by portfolio segment at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$117	$2,435	$—	$12	$142	$941	$—	$1	$3,648
Collectively evaluated for impairment	46,351	26,445	524	6,382	1,752	387	—	17	81,858
PCI loans	—	—	—	—	4,684	3,322	—	370	8,376
Total	$46,468	$28,880	$524	$6,394	$6,578	$4,650	$—	$388	$93,882

Loans outstanding:
Individually evaluated for impairment	$34,366	$20,592	$—	$2,379	$15,216	$3,914	$—	$797	$77,264
Collectively evaluated for impairment	7,272,943	2,397,490	161,019	756,102	1,164,527	53,183	—	108,130	11,913,394
PCI loans	—	—	—	—	100,891	7,638	—	3,326	111,855
Total	$7,307,309	$2,418,082	$161,019	$758,481	$1,280,634	$64,735	$—	$112,253	$12,102,513

	December 31, 2018
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$176	$4,221	$—	$3	$261	$130	$—	$—	$4,791
Collectively evaluated for impairment	49,270	17,605	719	6,266	1,264	460	—	19	75,603
PCI loans	—	—	—	—	5,796	5,349	—	1,018	12,163
Total	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557

Loans outstanding:
Individually evaluated for impairment	$39,976	$29,624	$5,887	$441	$18,080	$5,734	$3,124	$1,141	$104,007
Collectively evaluated for impairment	7,037,392	1,988,067	188,179	910,292	1,507,858	80,916	—	133,942	11,846,646
PCI loans	—	—	—	—	118,294	23,289	—	5,670	147,253
Total	$7,077,368	$2,017,691	$194,066	$910,733	$1,644,232	$109,939	$3,124	$140,753	$12,097,906

At September 30, 2019 and December 31, 2018, the balance of PCI loans that had credit deterioration subsequent to acquisition was $19.7 million and $57.9 million, respectively. PCI loans with subsequent credit deterioration had an allowance for loan losses balance of $8.4 million and $12.2 million at September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, the reserve for unfunded loan commitments recorded in other liabilities was $636 thousand and $736 thousand, respectively . For the three months ended September 30, 2019 and 2018, the Company recorded reductions to reserves for unfunded commitments recorded in credit related expenses totaling $100 thousand and $50 thousand, respectively. For the nine months ended September 30, 2019, the Company recorded a reduction to reserves for unfunded commitments totaling $100 thousand, and recorded a reduction to reserves for unfunded loan commitment for the nine months ended September 30, 2018 totaling $100 thousand.

The recorded investment of individually impaired loans and the total impaired loans net of specific allowance is presented in the following table for the dates indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
With allocated specific allowance
Without charge off	$30,473	$35,365
With charge off	3,763	681
With no allocated specific allowance
Without charge off	31,884	59,607
With charge off	11,144	8,354
Specific allowance on impaired loans	(3,648)	(4,791)
Impaired loans, net of specific allowance	$73,616	$99,216

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) as of September 30, 2019 and December 31, 2018, and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2019 and 2018. Impaired loans with no related allowance are believed by management to be adequately collateralized.

	As of September 30, 2019			As of December 31, 2018
Total Impaired Loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	2,292	2,563	75	1,375	1,487	156
Hotel & motel	1,166	6,398	8	1,949	2,310	119
Gas station & car wash	61	1,967	3	—	—	—
Mixed use	629	720	16	881	947	43
Industrial & warehouse	8,354	10,621	144	1,305	2,139	93
Other	1,098	1,819	13	7,759	8,174	26
Real estate – construction	—	—	—	—	—	—
Commercial business	19,572	21,558	3,376	22,203	23,928	4,351
Trade finance	—	—	—	—	—	—
Consumer and other	1,064	1,094	13	575	575	3
Subtotal	$34,236	$46,740	$3,648	$36,047	$39,560	$4,791
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	5,108	5,973	—	8,005	11,234	—
Hotel & motel	9,790	17,841	—	10,877	22,590	—
Gas station & car wash	415	938	—	545	3,653	—
Mixed use	3,253	3,268	—	7,048	7,058	—
Industrial & warehouse	8,744	12,519	—	12,343	13,467	—
Other	8,672	13,295	—	5,969	7,122	—
Real estate – construction	—	—	—	—	—	—
Commercial business	4,934	10,310	—	13,155	17,850	—
Trade finance	—	—	—	9,011	9,011	—
Consumer and other	2,112	2,198	—	1,007	1,156	—
Subtotal	$43,028	$66,342	$—	$67,960	$93,141	$—
Total	$77,264	$113,082	$3,648	$104,007	$132,701	$4,791

__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Total Impaired Loans (1)	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$125	$—	$—	$—	$63	$—
Real estate – commercial
Retail	2,257	9	4,740	8	1,983	29	4,099	22
Hotel & motel	1,478	—	2,897	—	1,684	—	2,888	—
Gas station & car wash	61	—	—	—	31	—	—	—
Mixed use	733	1	3,004	40	801	4	2,320	115
Industrial & warehouse	7,631	91	1,721	6	6,039	261	1,648	22
Other	968	5	4,322	33	3,513	16	5,608	133
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	20,666	173	22,159	138	22,453	545	23,381	408
Trade finance	1,413	—	2,128	2	732	—	2,678	4
Consumer and other	1,011	1	981	6	887	2	744	12
Subtotal	$36,218	$280	$42,077	$233	$38,123	$857	$43,429	$716
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	8,071	39	7,901	36	12,182	110	10,390	107
Hotel & motel	9,963	—	6,834	—	10,140	—	4,887	—
Gas station & car wash	436	4	358	—	487	13	514	—
Mixed use	3,363	50	3,886	49	5,247	152	2,494	149
Industrial & warehouse	10,344	52	12,209	86	10,771	155	11,364	249
Other	12,668	66	12,559	80	11,422	199	14,892	230
Real estate – construction	—	—	—	—	—	—	650	—
Commercial business	6,780	17	20,320	129	9,810	55	19,262	360
Trade finance	1,659	—	5,785	120	5,159	—	4,503	354
Consumer and other	2,116	—	1,541	—	1,505	—	1,569	—
Subtotal	$55,400	$228	$71,393	$500	$66,723	$684	$70,525	$1,449
Total	$91,618	$508	$113,470	$733	$104,846	$1,541	$113,954	$2,165
__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	As of September 30, 2019			As of December 31, 2018
Impaired Acquired Loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	888	922	36	198	220	118
Hotel & motel	54	345	2	72	345	4
Gas station & car wash	61	1,967	3	—	—	—
Mixed use	283	289	14	312	312	38
Industrial & warehouse	325	1,910	87	230	1,050	88
Other	—	—	—	3,454	3,454	13
Real estate – construction	—	—	—	—	—	—
Commercial business	3,815	4,442	941	4,064	5,041	130
Trade finance	—	—	—	—	—	—
Consumer and other	124	—	1	144	144	—
Subtotal	$5,550	$9,875	$1,084	$8,474	$10,566	$391
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	2,957	3,187	—	3,285	4,151	—
Hotel & motel	5,261	6,687	—	5,428	6,874	—
Gas station & car wash	182	705	—	247	2,673	—
Mixed use	—	—	—	3,722	3,726	—
Industrial & warehouse	—	—	—	119	894	—
Other	5,205	9,306	—	1,013	1,326	—
Real estate – construction	—	—	—	—	—	—
Commercial business	99	1,041	—	1,670	2,681	—
Trade finance	—	—	—	3,124	3,124	—
Consumer and other	673	139	—	997	1,144	—
Subtotal	$14,377	$21,065	$—	$19,605	$26,593	$—
Total	$19,927	$30,940	$1,084	$28,079	$37,159	$391

__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Impaired Acquired Loans (1)	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment	Average Recorded Investment(2)	Interest Income Recognized During Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$125	$—	$—	$—	$63	$—
Real estate – commercial
Retail	849	4	793	—	617	12	588	—
Hotel & motel	63	—	73	—	68	—	79	—
Gas station & car wash	61	—	—	—	31	—	—	—
Mixed use	288	1	2,833	40	298	4	2,189	115
Industrial & warehouse	326	—	258	—	279	—	250	1
Other	—	—	788	3	999	—	1,802	10
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	2,918	53	4,506	41	3,469	166	5,709	121
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	128	—	150	2	134	—	75	4
Subtotal	$4,633	$58	$9,526	$86	$5,895	$182	$10,755	$251
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	5,056	34	3,008	31	5,233	94	3,181	92
Hotel & motel	5,306	—	3,516	—	5,358	—	2,000	—
Gas station & car wash	183	—	218	—	214	—	159	—
Mixed use	97	—	36	—	1,955	—	56	—
Industrial & warehouse	—	—	119	—	53	—	287	—
Other	5,168	66	4,364	63	3,929	199	5,574	181
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	1,153	—	6,894	27	1,262	—	5,405	65
Trade finance	1,659	—	3,097	48	2,377	—	3,136	138
Consumer and other	676	—	1,531	—	783	—	1,373	—
Subtotal	$19,298	$100	$22,783	$169	$21,164	$293	$21,171	$476
Total	$23,931	$158	$32,309	$255	$27,059	$475	$31,926	$727

__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts.

Generally, loans are placed on nonaccrual status if principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the three and nine months ended September 30, 2019 or 2018.
The following table represents the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of September 30, 2019 and December 31, 2018.

	Nonaccrual Loans(1)		Accruing Loans Past Due 90 or More Days
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	2,956	5,153	—	—
Hotel & motel	5,641	7,325	—	—
Gas station & car wash	—	31	—	—
Mixed use	516	749	—	—
Industrial & warehouse	6,325	6,111	—	—
Other	4,226	5,940	—	—
Real estate – construction	—	—	—	—
Commercial business	10,469	14,837	—	—
Trade finance	—	1,661	—	—
Consumer and other	2,276	441	398	243
Subtotal	$32,409	$42,248	$398	$243
Acquired Loans: (2)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	920	829	—	—
Hotel & motel	5,315	5,500	—	1,286
Gas station & car wash	243	247	—	—
Mixed use	167	1,224	—	—
Industrial & warehouse	325	349	—	—
Other	1,286	259	—	—
Real estate – construction	—	—	—	—
Commercial business	773	1,632	—	—
Trade finance	—	—	—	—
Consumer and other	797	998	—	—
Subtotal	$9,826	$11,038	$—	$1,286
Total	$42,235	$53,286	$398	$1,529

__________________________________

(1)	Total nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $37.3 million and $29.2 million, at September 30, 2019 and December 31, 2018, respectively.

(2)	Acquired Loans exclude PCI loans.

The following tables present the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of September 30, 2019 and December 31, 2018 by class of loans:

	As of September 30, 2019				As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	1,238	—	1,107	2,345	733	—	809	1,542
Hotel & motel	945	334	2,120	3,399	153	—	5,215	5,368
Gas station & car wash	921	1,812	—	2,733	—	—	31	31
Mixed use	169	634	—	803	—	—	—	—
Industrial & warehouse	—	952	3,759	4,711	1,465	—	1,922	3,387
Other	3,334	—	2,363	5,697	1,837	—	2,405	4,242
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	1,599	428	3,917	5,944	5,500	435	7,003	12,938
Trade finance	50	—	—	50	1,036	—	1,661	2,697
Consumer and other	6,551	370	1,960	8,881	16,413	140	247	16,800
Subtotal	$14,807	$4,530	$15,226	$34,563	$27,137	$575	$19,293	$47,005
Acquired Loans: (1)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	96	—	620	716	347	—	602	949
Hotel & motel	411	—	3,973	4,384	—	—	5,206	5,206
Gas station & car wash	—	—	221	221	154	—	221	375
Mixed use	—	—	—	—	107	—	1,034	1,141
Industrial & warehouse	625	75	93	793	142	—	119	261
Other	—	—	297	297	183	219	—	402
Real estate – construction	10,165	—	—	10,165	—	—	—	—
Commercial business	266	17	140	423	397	613	253	1,263
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	117	280	268	665	—	—	334	334
Subtotal	$11,680	$372	$5,612	$17,664	$1,330	$832	$7,769	$9,931
Total Past Due	$26,487	$4,902	$20,838	$52,227	$28,467	$1,407	$27,062	$56,936

__________________________________

(1)	Acquired Loans exclude PCI loans.
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

The following tables present the recorded investment of risk ratings for Legacy and Acquired Loans as of September 30, 2019 and December 31, 2018 by class of loans:

	As of September 30, 2019
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$42,148	$—	$144	$—	$42,292
Real estate – commercial
Retail	1,863,725	28,749	34,341	—	1,926,815
Hotel & motel	1,412,952	419	30,527	—	1,443,898
Gas station & car wash	790,464	3,858	4,588	—	798,910
Mixed use	575,998	1,496	9,180	—	586,674
Industrial & warehouse	752,813	1,459	34,685	—	788,957
Other	1,370,768	21,218	32,757	—	1,424,743
Real estate – construction	278,109	9,880	7,031	—	295,020
Commercial business	2,354,480	34,643	28,942	17	2,418,082
Trade finance	161,019	—	—	—	161,019
Consumer and other	755,988	170	2,323	—	758,481
Subtotal	$10,358,464	$101,892	$184,518	$17	$10,644,891
Acquired Loans:
Real estate – residential	$3,919	$385	$323	$—	$4,627
Real estate – commercial
Retail	348,739	6,489	12,650	—	367,878
Hotel & motel	151,908	159	11,766	—	163,833
Gas station & car wash	114,550	—	4,379	—	118,929
Mixed use	79,384	7,154	4,260	—	90,798
Industrial & warehouse	145,147	4,404	10,829	—	160,380
Other	331,772	8,564	23,688	—	364,024
Real estate – construction	—	10,165	—	—	10,165
Commercial business	50,333	623	13,779	—	64,735
Trade finance	—	—	—	—	—
Consumer and other	109,827	13	2,413	—	112,253
Subtotal	$1,335,579	$37,956	$84,087	$—	$1,457,622
Total	$11,694,043	$139,848	$268,605	$17	$12,102,513

	As of December 31, 2018
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$44,066	$—	$546	$—	$44,612
Real estate – commercial
Retail	1,815,170	18,072	30,686	—	1,863,928
Hotel & motel	1,389,349	21,932	15,869	—	1,427,150
Gas station & car wash	814,291	2,810	2,464	—	819,565
Mixed use	510,021	12,480	13,292	—	535,793
Industrial & warehouse	711,236	1,665	38,332	—	751,233
Other	1,326,795	35,539	34,618	—	1,396,952
Real estate – construction	227,231	10,904	—	—	238,135
Commercial business	1,944,783	18,220	54,688	—	2,017,691
Trade finance	191,508	—	2,558	—	194,066
Consumer and other	910,292	—	441	—	910,733
Subtotal	$9,884,742	$121,622	$193,494	$—	$10,199,858
Acquired Loans:
Real estate – residential	$5,812	$393	$380	$—	$6,585
Real estate – commercial
Retail	483,939	4,651	17,332	35	505,957
Hotel & motel	186,761	807	19,472	—	207,040
Gas station & car wash	148,702	274	6,032	—	155,008
Mixed use	77,100	3,986	8,151	—	89,237
Industrial & warehouse	171,574	9,451	18,071	223	199,319
Other	402,247	12,902	28,996	—	444,145
Real estate – construction	29,058	7,883	—	—	36,941
Commercial business	89,611	1,083	19,237	8	109,939
Trade finance	—	—	3,124	—	3,124
Consumer and other	136,944	37	3,626	146	140,753
Subtotal	$1,731,748	$41,467	$124,421	$412	$1,898,048
Total	$11,616,490	$163,089	$317,915	$412	$12,097,906

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three and nine months ended September 30, 2019 and 2018 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$25,988	$—	$25,988	$—
Consumer	—	525	82,991	6,680
Total	$25,988	$525	$108,979	$6,680

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
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the migration analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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
For PCI loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower’s credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans. Credit for loan losses for total acquired loans for the three months ended September 30, 2019 was $263 thousand which included $245 thousand in credit for loan losses related to PCI loans. Credit for loan losses on acquired loans for the nine months ended September 30, 2019 was $646 thousand which included $2.4 million in credit for loan losses related to PCI loans. For the three and nine months ended September 30, 2019, allowance for loan losses for PCI loans included impairment credit adjustments of $462 thousand and $1.3 million, respectively, that resulted from loan pools being paid off. Provision for loan losses for total acquired loans for the three months ended September 30, 2018 was $1.7 million which included $1.5 million in credit for loan losses related to PCI loans. Credit for loan losses on acquired loans for the nine months ended September 30, 2018 was $737 thousand which included $851 thousand in provision for loan losses related to PCI loans.

The following table presents breakdown of loans by impairment method at September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$49,582	$—	$24,506	$—	$3,176	$77,264
Specific allowance	$—	$259	$—	$3,376	$—	$13	$3,648
Specific allowance to impaired loans	N/A	0.52%	N/A	13.78%	N/A	0.41%	4.72%
Other loans	$46,919	$8,186,257	$305,185	$2,458,311	$161,019	$867,558	$12,025,249
General allowance	$81	$51,077	$1,629	$30,154	$524	$6,769	$90,234
General allowance to other loans	0.17%	0.62%	0.53%	1.23%	0.33%	0.78%	0.75%
Total loans	$46,919	$8,235,839	$305,185	$2,482,817	$161,019	$870,734	$12,102,513
Total allowance for loan losses	$81	$51,336	$1,629	$33,530	$524	$6,782	$93,882
Total allowance to total loans	0.17%	0.62%	0.53%	1.35%	0.33%	0.78%	0.78%

	As of December 31, 2018
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$58,056	$—	$35,358	$9,011	$1,582	$104,007
Specific allowance	$—	$437	$—	$4,351	$—	$3	$4,791
Specific allowance to impaired loans	N/A	0.75%	N/A	12.31%	—%	0.19%	4.61%
Other loans	$51,197	$8,337,271	$275,076	$2,092,272	$188,179	$1,049,904	$11,993,899
General allowance	$112	$55,453	$765	$23,414	$719	$7,303	$87,766
General allowance to other loans	0.22%	0.67%	0.28%	1.12%	0.38%	0.70%	0.73%
Total loans	$51,197	$8,395,327	$275,076	$2,127,630	$197,190	$1,051,486	$12,097,906
Total allowance for loan losses	$112	$55,890	$765	$27,765	$719	$7,306	$92,557
Total allowance to total loans	0.22%	0.67%	0.28%	1.30%	0.36%	0.69%	0.77%

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
TDR loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At September 30, 2019, total TDR loans were $46.2 million, compared to $64.0 million at December 31, 2018.

A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of September 30, 2019 and December 31, 2018 is presented below:

	As of September 30, 2019
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$4,984	$999	$46	$6,029	$4,504	$294	$—	$4,798	$10,827
Maturity / amortization concession	11,861	10,024	47	21,932	—	6,115	124	6,239	28,171
Rate concession	4,515	2,241	—	6,756	353	69	—	422	7,178
Total	$21,360	$13,264	$93	$34,717	$4,857	$6,478	$124	$11,459	$46,176

	As of December 31, 2018
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$5,142	$961	$—	$6,103	$2,216	$746	$—	$2,962	$9,065
Maturity / amortization concession	14,012	17,257	7,391	38,660	—	10,166	73	10,239	48,899
Rate concession	4,872	672	103	5,647	401	—	—	401	6,048
Total	$24,026	$18,890	$7,494	$50,410	$2,617	$10,912	$73	$13,602	$64,012

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at September 30, 2019 were comprised of 14 commercial real estate loans totaling $21.4 million, 30 commercial business loans totaling $13.3 million, and 10 consumer and other loans totaling $93 thousand. TDR loans on accrual status at December 31, 2018 were comprised of 20 commercial real estate loans totaling $24.0 million, 37 commercial business loans totaling $18.9 million and 6 consumer and other loans totaling $7.5 million. The Company expects that TDR loans on accrual status as of September 30, 2019, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.
The Company has allocated $3.3 million and $3.0 million of specific reserves to TDR loans as of September 30, 2019 and December 31, 2018, respectively.

The following tables present the recorded investment of loans classified as TDR during the three and nine months ended September 30, 2019 and 2018 by class of loans:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	—	$—	$—	—	$—	$—
Real estate – commercial
Retail	—	—	—	—	—	—
Hotel & motel	1	574	574	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate – construction	—	—	—	—	—	—
Commercial business	2	169	169	5	4,497	4,497
Trade finance	—	—	—	1	898	898
Consumer and other	—	—	—	—	—	—
Subtotal	3	$743	$743	6	$5,395	$5,395
Acquired Loans:
Real estate – residential	—	$—	$—	—	$—	$—
Real estate – commercial
Retail	1	328	328	—	—	—
Hotel & motel	—	—	—	1	73	73
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	1	237	237
Other	—	—	—	—	—	—
Real estate – construction	—	—	—	—	—	—
Commercial business	—	—	—	3	383	383
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1	$328	$328	5	$693	$693
Total	4	$1,071	$1,071	11	$6,088	$6,088

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	—	$—	$—	—	$—	$—
Real estate – commercial
Retail	—	—	—	2	54	54
Hotel & motel	3	1,439	1,439	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	1	2,078	2,078
Other	1	101	101	1	1,226	1,226
Real estate – construction	—	—	—	—	—	—
Commercial business	13	2,868	2,868	17	10,727	10,727
Trade finance	—	—	—	1	898	898
Consumer and other	10	55	55	1	67	67
Subtotal	27	$4,463	$4,463	23	$15,050	$15,050
Acquired Loans:
Real estate – residential	—	$—	$—	—	$—	$—
Real estate – commercial
Retail	3	449	449	—	—	—
Hotel & motel	—	—	—	1	73	73
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	1	2,704	2,704
Industrial & warehouse	—	—	—	1	237	237
Other	2	954	954	—	—	—
Real estate – construction	—	—	—	—	—	—
Commercial business	1	131	131	5	1,647	1,647
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	6	$1,534	$1,534	8	$4,661	$4,661
Total	33	$5,997	$5,997	31	$19,711	$19,711

For TDRs modified during the three and nine months ended September 30, 2019, the Company recorded $17 thousand and $47 thousand, respectively, in specific reserves. Total charge-offs of TDR loans modified during the three and nine months ended September 30, 2019 totaled $0 and $33 thousand, respectively. For TDR loans modified during the three and nine months ended September 30, 2018, the Company recorded $204 thousand and $242 thousand, respectively, in specific reserves. There were no charge-offs of TDR loans modified during the three and nine months ended September 30, 2018.

The following table presents loans modified as TDRs within the previous twelve months ended September 30, 2019 and September 30, 2018 that subsequently had payment defaults during the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real estate – commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	1	1,019
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	1	101	1	1,226
Real estate – construction	—	—	—	—
Commercial business	1	27	—	—
Trade finance	—	—	—	—
Consumer and other	8	37	—	—
Subtotal	10	$165	2	$2,245
Acquired Loans:
Real estate – commercial
Retail	1	$96	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	1	4	—	—
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	2	$100	—	$—
Total	12	$265	2	$2,245

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real estate – commercial
Retail	—	$—	—	$—
Hotel & motel	—	—	1	53
Gas station & car wash	—	—	1	1,019
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	1	101	1	1,226
Real estate – construction	—	—	—	—
Commercial business	1	27	1	200
Trade finance	—	—	—	—
Consumer and other	11	42	—	—
Subtotal	13	$170	4	$2,498
Acquired Loans:
Real estate – commercial
Retail	1	$96	—	$—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	2	4	—	—
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
Subtotal	3	$100	—	$—
Total	16	$270	4	$2,498

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $5 thousand in specific reserves for TDR loans that had payment defaults during the three and nine months ended September 30, 2019. Total charge offs for TDR loans that had payment defaults during the three and nine months ended September 30, 2019 was $33 thousand.
There were thirteen Legacy TDR loans and three Acquired TDR loans that subsequently defaulted during the nine months ended September 30, 2019. Legacy TDR loans were modified as follows: one commercial real estate loan totaling $101 thousand was modified through a payment extension, one commercial business loan totaling $27 thousand was modified through a payment extension and eleven consumer loans totaling $42 thousand were modified through payment extensions. Acquired TDR loans that defaulted were modified as follows: one commercial real estate loans totaling $96 thousand was modified through payment extensions and two commercial business loans totaling $4 thousand were modified through payment extensions.
The Company recorded $155 thousand and $158 thousand specific reserves for the TDR loans that had payment defaults during the three and nine months ended September 30, 2018, respectively. There were no charge offs for TDR loans that had payment defaults during the three and nine months ended September 30, 2018.
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

8.    Leases
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”, using the modified retrospective approach under ASC 842 (See footnote 2 “Basis of Presentation” for additional information regarding adoption of ASU 2016-02). The Company’s operating leases are real estate leases which are comprised of bank branches, loan production offices, and office spaces with remaining lease terms ranging from 1 to 11 years as of September 30, 2019.  Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At September 30, 2019, operating lease right-of-use (“ROU”) assets and related liabilities were $60.9 million and $62.5 million, respectively. At September 30, 2019, the short term operating lease liability totaled $12.6 million and the long term operating lease liability totaled $49.9 million. The Company defines short term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at September 30, 2019. During the nine months ended September 30, 2019, the Company extended five leases and had no new leases. Lease extension were for five years each and the Company reassessed the ROU asset and lease liability related to these leases.
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
The table below summarizes the Company’s net lease cost:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in thousands)
Operating lease cost	$3,850	$12,130
Short term lease cost	—	9
Variable lease cost	875	2,411
Sublease income	(157)	(470)
Net lease cost	$4,568	$14,080

Rent expense for the three and nine months ended September 30, 2019 was $4.6 million and $14.2 million, respectively. Rent expense for the three and nine months ended September 30, 2018 was $4.8 million and $13.8 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Three Months Ended September 30, 2019	At or for the Nine Months Ended September 30, 2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,649	$11,021
Right-of-use assets obtained in exchange for lease liabilities, net	—	65,263
Weighted-average remaining lease term - operating leases	6.01 years	6.01 years
Weighted-average discount rate - operating leases	3.11%	3.11%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2019
(Dollars in thousands)
2019	$3,667
2020	14,200
2021	13,496
2022	9,420
2023	7,352
2024 and thereafter	20,804
Total lease payments	68,939
Less: imputed interest	6,441
Total lease obligations	$62,498

As of September 30, 2019, the Company did not have any additional operating lease commitments that have not yet commenced.

9.    Deposits
The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2019 and December 31, 2018, was $1.86 billion and $1.77 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at September 30, 2019 and December 31, 2018. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At September 30, 2019 and December 31, 2018, securities with fair values of approximately $336.6 million and $336.8 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at September 30, 2019 and December 31, 2018, totaled $1.25 billion and $1.57 billion, respectively. Brokered deposits at September 30, 2019 consisted of $32.5 million in demand deposit accounts, $416.6 million in money market and NOW accounts, and $797.4 million in time deposits accounts. Brokered deposits at December 31, 2018 consisted of $370.4 million in money market and NOW accounts and $1.20 billion in time deposit accounts.

10.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.83 billion at September 30, 2019, and $3.81 billion at December 31, 2018. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $95.0 million and $91.0 million at September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019 and December 31, 2018, real estate secured loans with a carrying amount of approximately $6.82 billion and $6.01 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At September 30, 2019 and December 31, 2018, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At September 30, 2019 and December 31, 2018, FHLB advances totaling $625.0 million and $821.3 million, respectively, and had weighted average effective interest rates of 1.92% and 1.78%, respectively. FHLB advances at September 30, 2019 and December 31, 2018 had various maturities through December 2022. The effective interest rate of FHLB advances as of September 30, 2019 ranged between 1.35% and 2.39%. At September 30, 2019, the Company’s remaining borrowing capacity with the FHLB was $3.18 billion.
Although the Company maintains borrowing lines with other banks, there were no federal funds purchased from other banks at September 30, 2019 and December 31, 2018.
At September 30, 2019, the contractual maturities for outstanding FHLB advances were as follows:

September 30, 2019
Scheduled maturities in:	(Dollars in thousands)
2019	$150,000
2020	185,000
2021	145,000
2022	145,000
Total	$625,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the fair market value of the qualifying loans and securities that are pledged. At September 30, 2019, the outstanding principal balance of the qualifying loans pledged at the FRB was $964.4 million and there were no investment securities pledged. At September 30, 2019 and December 31, 2018, the total available borrowing capacity at the FRB discount window was $766.4 million and $786.6 million, respectively. There were no borrowings outstanding at the FRB discount window as of September 30, 2019 and December 31, 2018.

11.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At September 30, 2019, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at September 30, 2019:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	5.27%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	5.15%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	5.09%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	3.77%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,182	Variable	5.15%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	15,688	Variable	3.93%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,087	Variable	3.52%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	17,970	Variable	3.50%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	14,960	Variable	3.72%	06/30/2037
Total		$126,000	$102,755

The carrying value of Debentures at September 30, 2019 and December 31, 2018 was $102.8 million and $101.9 million, respectively. At September 30, 2019 and December 31, 2018, acquired Debentures had remaining discounts of $27.1 million, and $28.0 million. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at September 30, 2019 and December 31, 2018 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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
In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be five years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and carrying value as of September 30, 2019 and December 31, 2018 is presented in the tables below:

			As of September 30, 2019
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	5,614	(16,266)
Issuance costs to be capitalized	5 years	(4,119)	1,096	(3,023)
Carrying balance of convertible notes		$191,501	$6,710	$198,211

			As of December 31, 2018
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	2,544	(19,336)
Issuance costs to be capitalized	5 years	(4,119)	498	(3,621)
Carrying balance of convertible notes		$191,501	$3,042	$194,543

Interest expense on the convertible notes for the three and nine months ended September 30, 2019 totaled $2.3 million and $6.9 million, respectively. Interest expense on the convertible notes for the three and nine months ended September 30, 2018 totaled $2.3 million and $3.5 million, respectively. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. Subsequent to May 15, 2023, interest expense on the convertible notes will consist of only accrued interest on the coupon.

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
At September 30, 2019 and December 31, 2018, interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$16,663	$237,916
Weighted average remaining term (years)	3.2	6.8
Pay fixed rate (weighted average)	3.91%	4.36%
Received variable rate (weighted average)	4.62%	4.69%
Estimated fair value	$35	$6,191

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$360,113	$36,972
Weighted average remaining term (years)	7.0	6.4
Pay fixed rate (weighted average)	4.28%	5.12%
Received variable rate (weighted average)	4.26%	4.56%
Estimated fair value	$(14,558)	$(868)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$16,663	$237,916
Weighted average remaining term (years)	3.2	6.8
Received fixed rate (weighted average)	3.91%	4.36%
Pay variable rate (weighted average)	4.62%	4.69%
Estimated fair value	$(35)	$(6,191)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$360,113	$36,972
Weighted average remaining term (years)	7.0	6.4
Received fixed rate (weighted average)	4.28%	5.12%
Pay variable rate (weighted average)	4.26%	4.56%
Estimated fair value	$14,558	$868

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2019, the Company had approximately $7.7 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2018, the Company had approximately $874 thousand in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of September 30, 2019		As of December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$7,010	$48	$874	$10
Forward sale contracts related to mortgage banking	$4,785	$23	$—	$—

Liabilities:
Interest rate lock commitments	$658	$(3)	$—	$—
Forward sale contracts related to mortgage banking	$2,883	$(4)	$874	$3

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
Commitments at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$1,743,145	$1,712,032
Standby letters of credit	111,665	69,763
Other letters of credit	39,166	65,822
Commitments to fund investments in affordable housing partnerships	32,635	46,507

In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $285 thousand at September 30, 2019 and $755 thousand at December 31, 2018. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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
The carrying amount of the Company’s goodwill as of September 30, 2019 and December 31, 2018 was $464.5 million. There was no impairment of goodwill during the three and nine months ended September 30, 2019.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $557 thousand and $615 thousand for the three months ended September 30, 2019 and 2018, respectively. The amortization expense related to core deposit intangible assets totaled $1.7 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2019 and December 31, 2018:

			As of September 30, 2019		As of December 31, 2018
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(4,100)	$—	$(4,100)	$—
Pacific International Bank acquisition	7 years	604	(597)	7	(579)	25
Foster Bankshares acquisition	10 years	2,763	(2,063)	700	(1,893)	870
Wilshire Bancorp acquisition	10 years	18,138	(6,455)	11,683	(4,972)	13,166
Total		$25,605	$(13,215)	$12,390	$(11,544)	$14,061

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of September 30, 2019 and December 31, 2018, the Company did not have a valuation allowance on it servicing assets.

The changes in servicing assets for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$19,997	$25,050	$23,132	$24,710
Additions through originations of servicing assets	437	1,503	1,383	4,819
Amortization	(2,569)	(2,199)	(6,650)	(5,845)
Adjustments	—	—	—	670
Balance at end of period	$17,865	$24,354	$17,865	$24,354

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.46 billion as of September 30, 2019 and $1.55 billion as of December 31, 2018.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at September 30, 2019 and December 31, 2018 are presented below.

	September 30, 2019	December 31, 2018
SBA Servicing Assets:
Weighted-average discount rate	10.52%	11.23%
Constant prepayment rate	14.02%	11.09%
Mortgage Servicing Assets:
Weighted-average discount rate	9.13%	10.25%
Constant prepayment rate	9.78%	7.13%

15.    Income Taxes
For the three months ended September 30, 2019, the Company had an income tax provision totaling $14.6 million on pretax income of $57.2 million, representing an effective tax rate of 25.48%, compared with an income tax provision of $15.5 million on pretax income of $61.8 million, representing an effective tax rate of 25.00% for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the Company had an income tax provision totaling $43.3 million on pretax income of $171.3 million, representing an effective tax rate of 25.26%, compared with an income tax provision of $49.8 million on pretax income of $195.0 million, representing an effective tax rate of 25.56% for the nine months ended September 30, 2018. The changes in effective tax rate for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was due to various immaterial permanent book tax adjustments including affordable housing partnership investment tax credits.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.3 million at September 30, 2019 and $2.3 million at December 31, 2018, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $544 thousand and $470 thousand, for accrued interest (no portion was related to penalties) at September 30, 2019 and December 31, 2018, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $2.3 million in the next twelve months due to a settlement with the state tax authorities.
The statute of limitations for the assessment of income taxes related to the consolidated federal income tax returns is closed for all tax years up to and including 2015. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the California Franchise Tax Board (“FTB”) for the 2011, 2012, 2013 and 2014 tax years. During the quarter ended September 30, 2019, the Texas Comptroller completed examinations for the 2015, 2016, and 2017 tax years without any adjustments. Wilshire Bancorp, Inc., an acquired entity, is currently under examination by the FTB for the 2011, 2012, and 2013 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2019.

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
Equity Investments With Readily Determinable Fair Value
The fair value of the Company’s equity investments with readily determinable fair value is comprised of mutual funds. The fair value for these investments is obtained from unadjusted quoted prices in active markets on the date of measurement and is therefore classified as Level 1.
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
OREO
OREO is fair valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell of up to 8.5% and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted to lower of cost or market accordingly, based on the same factors identified above.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$801,071	$—	$801,071	$—
Mortgage-backed securities:
Residential	332,123	—	332,123	—
Commercial	563,108	—	563,108	—
Corporate securities	3,898	—	3,898	—
Municipal securities	72,122	—	71,014	1,108
Equity investments with readily determinable fair value	22,228	22,228	—	—
Interest rate swaps	14,593	—	14,593	—
Mortgage banking derivatives	71	—	71	—

Liabilities:
Interest rate swaps	14,593	—	14,593	—
Mortgage banking derivatives	7	—	7	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers between Level 1, 2, and 3 during the three and nine months ended September 30, 2019 and 2018.
The table below presents a reconciliation and income statement classification of gains (losses) for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning Balance	$1,087	$1,065	$1,059	$1,108
Change in fair value included in other comprehensive income (loss)	21	(22)	49	(65)
Ending Balance	$1,108	$1,043	$1,108	$1,043

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$10,304	$—	$—	$10,304
Commercial business	8,828	—	—	8,828
Loans held for sale, net	25,988	—	25,988	—
OREO	17,220	—	—	17,220

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$9,379	$—	$—	$9,379
Commercial business	9,951	—	—	9,951
Consumer	66	—	—	66
OREO	5,659	—	—	5,659

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(891)	$(14)	$682	$(4,620)
Commercial business	1,297	89	(2,270)	703
Trade Finance	333	268	—	43
Consumer	(276)	(308)	(904)	(834)
Loans held for sale, net	(599)	—	(599)	—
OREO	1,277	418	1,112	682

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$549,356	$549,356	Level 1
Interest bearing deposits in other financial institutions	30,387	30,469	Level 2
Equity investments without readily determinable fair values	26,827	26,827	Level 2
Loans held for sale	29,627	29,722	Level 2
Loans receivable—net	12,010,800	11,923,715	Level 3
Accrued interest receivable	29,743	29,743	Level 2/3
Servicing assets, net	17,865	19,744	Level 3
Customers’ liabilities on acceptances	1,125	1,125	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,033,371	$3,033,371	Level 2
Saving and other interest bearing demand deposits	4,011,728	4,011,728	Level 2
Time deposits	5,189,651	5,217,768	Level 2
FHLB advances	625,000	629,111	Level 2
Convertible notes, net	198,211	200,124	Level 1
Subordinated debentures	102,755	115,225	Level 2
Accrued interest payable	38,197	38,197	Level 2
Acceptances outstanding	1,125	1,125	Level 2

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$459,606	$459,606	Level 1
Interest bearing deposits in other financial institutions	29,409	29,374	Level 2
Equity investments without readily determinable fair values	26,430	26,430	Level 2
Loans held for sale	25,128	25,943	Level 2
Loans receivable—net	12,005,558	11,913,906	Level 3
Accrued interest receivable	32,225	32,225	Level 2/3
Servicing assets, net	23,132	24,762	Level 3
Customers’ liabilities on acceptances	2,281	2,281	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,022,633	$3,022,633	Level 2
Saving and other interest bearing demand deposits	3,262,399	3,262,399	Level 2
Time deposits	5,870,624	5,889,030	Level 2
FHLB advances	821,280	810,812	Level 2
Convertible debt	194,543	180,525	Level 1
Subordinated debentures	101,929	116,542	Level 2
Accrued interest payable	31,374	31,374	Level 2
Acceptances outstanding	2,281	2,281	Level 2

The Company measures assets and liabilities for its fair value disclosures based on an exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed. The methods and assumptions used to estimate fair value are described as follows:
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

17.    Stockholders’ Equity
Total stockholders’ equity at September 30, 2019 was $2.03 billion, compared to $1.90 billion at December 31, 2018.
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
In 2018, the Company repurchased 9,002,453 shares of its common stock totaling $150.0 million as part of the repurchase programs that were authorized by the Company’s Board of Directors in 2018. In June 2019, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock. As of September 30, 2019, the Company had not repurchased any shares as part of this repurchase program.
The Company paid a quarterly dividend of $0.14 per common share during the third quarter of 2019 compared to $0.14 per common share paid during the third quarter of 2018. For the nine months ended September 30, 2019 and 2018, the Company paid total dividends of $0.42 and $0.40 per common share, respectively.
The following table presents the quarterly changes to accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended,		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Balance at beginning of period	$7,423	$(45,122)	$(32,705)	$(21,781)

Unrealized gain (loss) on securities available for sale	14,160	(13,114)	71,349	(47,012)
Reclassification adjustments for net gains realize in net income	(153)		(282)	—
Tax effect	(4,157)	3,915	(21,089)	14,191
Total other comprehensive income (loss)	$9,850	$(9,199)	$49,978	$(32,821)
Reclassification to retained earnings per ASU 2016-01	—	—	—	281
Balance at end of period	$17,273	$(54,321)	$17,273	$(54,321)

During the three and nine months ended September 30, 2019, the Company recorded reclassification adjustments of $153 thousand and $282 thousand, respectively, from other comprehensive income to net gains on sales and calls of securities available for sale in the Consolidated Statements of Income for investment securities that were sold and called. During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as available-for-sale securities and accounts for these investments as equity investments with changes to fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $281 thousand in net unrealized losses included in other comprehensive income, net of taxes to retained earnings on January 1, 2018. For the three and nine months ended and September 30, 2019 and 2018, there were no other reclassifications out of accumulated other comprehensive income (loss).

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016 and increased 0.625% annually until 2019. As of September 30, 2019, the capital conservation buffer for the Company stood at 2.50%.

As of September 30, 2019, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
As of September 30, 2019 and December 31, 2018, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,540,070	11.89%	$582,837	4.50%	$906,636	7.00%	N/A	N/A
Bank	$1,814,882	14.01%	$582,793	4.50%	$906,567	7.00%	$841,813	6.50%
Total capital (to risk-weighted assets):
Company	$1,733,442	13.38%	$1,036,155	8.00%	$1,359,953	10.50%	N/A	N/A
Bank	$1,909,400	14.74%	$1,036,077	8.00%	$1,359,851	10.50%	$1,295,096	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,638,924	12.65%	$777,116	6.00%	$1,100,915	8.50%	N/A	N/A
Bank	$1,814,882	14.01%	$777,058	6.00%	$906,567	8.50%	$1,036,077	8.00%
Tier 1 capital (to average assets):
Company	$1,638,924	11.18%	$586,610	4.00%	N/A	N/A	N/A	N/A
Bank	$1,814,882	12.37%	$586,750	4.00%	N/A	N/A	$733,438	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,458,344	11.44%	$573,723	4.50%	$812,774	6.375%	N/A	N/A
Bank	$1,737,092	13.63%	$573,669	4.50%	$812,740	6.375%	$828,677	6.50%
Total capital (to risk-weighted assets):
Company	$1,649,664	12.94%	$1,019,952	8.00%	$1,259,004	9.875%	N/A	N/A
Bank	$1,830,385	14.36%	$1,019,910	8.00%	$1,258,951	9.875%	$1,274,887	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,556,371	12.21%	$764,964	6.00%	$1,004,015	7.875%	N/A	N/A
Bank	$1,737,092	13.63%	$764,932	6.00%	$812,740	7.875%	$1,019,910	8.00%
Tier 1 capital (to average assets):
Company	$1,556,371	10.55%	$590,176	4.00%	N/A	N/A	N/A	N/A
Bank	$1,737,092	11.76%	$590,639	4.00%	N/A	N/A	$738,299	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$395	$455	$1,224	$1,340
Customer analysis charges	2,194	1,912	5,788	5,972
NSF charges	1,887	1,961	5,754	5,947
Other service charges	195	225	605	679
Total noninterest bearing deposit account income	4,671	4,553	13,371	13,938

Interest bearing deposit account income:
Monthly service charges	19	16	52	45

Total service fees on deposit accounts	$4,690	$4,569	$13,423	$13,983

Wire transfer fee income:
Wire transfer fees	$963	$1,109	$3,063	$3,338
Foreign exchange fees	95	118	395	346
Total wire transfer fees	$1,058	$1,227	$3,458	$3,684

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. The Company recognized a net loss on sale of OREO in the amount of $1 thousand and $14 thousand for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, the Company recognized a gain on sale of OREO in the amount of $208 thousand and $358 thousand, respectively.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$172,417	$167,826	$519,013	$478,146
Interest expense	56,159	44,679	165,926	112,112
Net interest income	116,258	123,147	353,087	366,034
Provision for loan losses	2,100	7,300	6,300	12,100
Net interest income after provision for loan losses	114,158	115,847	346,787	353,934
Noninterest income	12,995	13,447	36,704	48,566
Noninterest expense	69,995	67,455	212,199	207,537
Income before income tax provision	57,158	61,839	171,292	194,963
Income tax provision	14,566	15,461	43,261	49,823
Net income	$42,592	$46,378	$128,031	$145,140
Per Share Data:
Earnings per common share - basic	$0.34	$0.36	$1.01	$1.09
Earnings per common share - diluted	$0.34	$0.36	$1.01	$1.09
Book value per common share (period end)	$16.03	$14.64	$16.03	$14.64
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.40
Tangible book value per common share (period end) (1)	$12.27	$10.96	$12.27	$10.96
Number of common shares outstanding (period end)	126,697,925	130,074,103	126,697,925	130,074,103
Weighted average shares - basic	126,685,921	130,268,992	126,661,798	132,930,437
Weighted average shares - diluted	127,007,469	130,525,474	126,895,970	133,214,069
Tangible common equity to tangible assets (1)	10.43%	9.66%	10.43%	9.66%

Average Balance Sheet Data:
Assets	$15,154,661	$15,019,224	$15,209,668	$14,613,094
Securities available for sale	1,798,239	1,844,493	1,810,068	1,750,802
Loans receivable and loans held for sale	11,911,658	11,781,091	11,985,936	11,416,238
Deposits	12,030,515	11,851,844	12,057,374	11,503,423
Stockholders’ equity	2,010,458	1,899,853	1,964,146	1,917,696

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Selected Performance Ratios:
Return on average assets (2)	1.12%	1.24%	1.12%	1.32%
Return on average stockholders’ equity (2)	8.47%	9.76%	8.69%	10.09%
Return on average tangible equity (1) (2)	11.11%	13.06%	11.48%	13.46%
Dividend payout ratio (dividends per share / diluted EPS)	41.74%	39.40%	41.63%	36.71%
Efficiency ratio (3)	54.15%	49.38%	54.44%	50.06%
Net interest spread	2.59%	2.95%	2.68%	3.11%
Net interest margin (4)	3.25%	3.47%	3.31%	3.58%

	At September 30,
	2019	2018
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$15,379,878	$15,229,495
Securities available for sale	1,772,322	1,854,250
Loans receivable	12,104,682	11,927,182
Deposits	12,234,750	12,045,619
FHLB advances	625,000	836,637
Convertible notes, net	198,211	193,332
Subordinated debentures	102,755	101,657
Stockholders’ equity	2,031,284	1,904,580

Regulatory Capital Ratios (5)
Leverage capital ratio	11.18%	10.80%
Common equity Tier 1 capital ratio	11.89%	11.61%
Tier 1 risk-based capital ratio	12.65%	12.38%
Total risk-based capital ratio	13.38%	13.10%

Asset Quality Ratios:
Allowance for loan losses to loans receivable	0.78%	0.76%
Allowance for loan losses to nonaccrual loans	222.28%	160.98%
Allowance for loan losses to nonperforming loans (6)	121.37%	82.98%
Allowance for loan losses to nonperforming assets (7)	97.06%	76.67%
Nonaccrual loans to loans receivable	0.35%	0.47%
Nonperforming loans to loans receivable (6)	0.64%	0.92%
Nonperforming assets to loans receivable and OREO (7)	0.80%	0.99%
Nonperforming assets to total assets (7)	0.63%	0.78%

__________________________________

(1)
Tangible book value per common share, tangible common equity to tangible assets, and return on average tangible equity are non-GAAP financial measures that we believe provide investors with information useful in understanding our financial performance and position. A reconciliation of GAAP to non-GAAP financial measures is provided on the following page.

(2)	Annualized.

(3)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(4)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(5)
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

Non-GAAP Financial Measurements
We provide certain non‑GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our financial performance and position. The methodologies for determining non-GAAP measures may differ among companies. The following tables reconciles non-GAAP financial measures used in this Form 10-Q to the most comparable GAAP performance measures:

	At September 30,
	2019	2018
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,031,284	$1,904,580
Less: Goodwill and core deposit intangible assets, net	(476,840)	(479,127)
Tangible common equity	$1,554,444	$1,425,453

Total assets	$15,379,878	$15,229,495
Less: Goodwill and core deposit intangible assets, net	(476,840)	(479,127)
Tangible Assets	$14,903,038	$14,750,368

Common shares outstanding	126,697,925	130,074,103

Tangible book value per common share	$12.27	$10.96
Tangible common equity to tangible assets	10.43%	9.66%

Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. Tangible common equity to tangible assets is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity and dividing the difference by total assets after subtracting goodwill and core deposit intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$42,592	$46,378	$128,031	$145,140

Average stockholders’ equity	$2,010,458	$1,899,853	$1,964,146	$1,917,696
Less: Average goodwill and core deposit intangible assets, net	(477,159)	(479,501)	(477,730)	(480,119)
Average tangible equity	$1,533,299	$1,420,352	$1,486,416	$1,437,577

Return on average tangible equity	11.11%	13.06%	11.48%	13.46%

Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period.

Results of Operations
Overview
Net income for the third quarter of 2019 was $42.6 million, or $0.34 per diluted common share, compared to $46.4 million, or $0.36 per diluted common share, for the same period of 2018, which was a decrease of $3.8 million, or 8.2%. The decrease in net income was due to a reduction in net interest income and an increase in noninterest expenses offset partly by a decline in provision for loan losses. Net interest income before provision for loan losses decreased by $6.9 million for the third quarter of 2019 to $116.3 million compared to $123.1 million in the third quarter of 2018. The decision not to sell SBA loans in 2019 resulted in a decline in net gains on sale of SBA loans of $2.3 million from the third quarter of 2018 compared to the third quarter of 2019 and accounted for approximately a $0.01 decline in diluted earnings per common share for the third quarter of 2019.
Net income for the nine months ended September 30, 2019 was $128.0 million, or $1.01 per diluted common share, compared to $145.1 million, or $1.09 per diluted common share, for the same period of 2018, which represents a decrease of $17.1 million, or 11.8%. The decrease in net income was due to a decrease in net interest income, a decrease in noninterest income, and an increase in noninterest expense offset partly by a decline in provision for loan losses. Net gains on sale of SBA loans declined by $9.3 million for the nine months ended September 30, 2019 compared to the same period of the prior year. Net interest income before provision for loan losses decreased by $12.9 million for the nine months ended September 30, 2019 to $353.1 million compared to $366.0 million for the nine months ended September 30, 2018.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that are included in net income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$2,046	$2,969	$6,011	$9,355
Accretion of discounts on purchased credit impaired loans	5,234	5,239	17,916	16,970
Amortization of premiums on purchased investments in affordable housing partnerships	(75)	(84)	(227)	(253)
Amortization of premiums on assumed FHLB advances	—	357	1,280	1,056
Accretion of discounts on assumed subordinated debt	(278)	(271)	(826)	(804)
Amortization of premiums on assumed time deposits and savings	—	—	—	1
Amortization of core deposit intangibles	(557)	(615)	(1,671)	(1,846)
Total	$6,370	$7,595	$22,483	$24,479
The annualized return on average assets was 1.12% for the third quarter of 2019 compared to 1.24% for the same period of 2018. The annualized return on average stockholders’ equity was 8.47% for the third quarter of 2019 compared to 9.76% for the same period of 2018. The efficiency ratio was 54.15% for the third quarter of 2019 compared to 49.38% for the same period of 2018.
The annualized return on average assets was 1.12% for the nine months ended September 30, 2019 compared to 1.32% for the same period of 2018. The annualized return on average stockholders’ equity was 8.69% for the nine months ended September 30, 2019 compared to 10.09% for the same period of 2018. The efficiency ratio was 54.44% for the nine months ended September 30, 2019 compared to 50.06% for the same period of 2018.

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
Comparison of Three Months Ended September 30, 2019 with the Three Months Ended September 30, 2018
Net interest income before provision for loan losses was $116.3 million for the third quarter of 2019 compared to $123.1 million for the same period of 2018, a decrease of $6.9 million, or 5.6%. The decrease in net interest income was due largely to an increase in deposit interest expense for the third quarter of 2019 compared to the third quarter of 2018 offset partly by an increase in loan interest income.
Interest income for the third quarter of 2019 was $172.4 million, an increase of $4.6 million, or 2.7%, compared to $167.8 million for the same period of 2018. The increase in interest income was primarily attributable to an increase in loans as a result of loan originations as well as an increase in loan yields for variable rate loans as a result of the increases in interest rates in 2018.
Interest expense for the third quarter of 2019 was $56.2 million, an increase of $11.5 million, or 25.7%, compared to $44.7 million for the same period of 2018. The increase in interest expense was due to the rise in deposit costs as result of the interest rate increases experienced in 2018 and an increase in deposit balances.
Comparison of Nine Months Ended September 30, 2019 with the Nine Months Ended September 30, 2018
Net interest income before provision for loan losses was $353.1 million for the nine months ended September 30, 2019 compared to $366.0 million for the same period of 2018, a decrease of $12.9 million, or 3.5%. The decrease in net interest income was primarily attributable to the increase in deposit and convertible notes interest expense offset partly by an increase in loan interest income.
Interest income for the nine months ended September 30, 2019 was $519.0 million, an increase of $40.9 million, or 8.5%, compared to $478.1 million for the same period of 2018. The increase in interest income was primarily attributable to the increase in loans as well as an increase in loan yields for variable rate loans as a result of the increases in interest rates in 2018.
Interest expense for the nine months ended September 30, 2019 was $165.9 million, an increase of $53.8 million, or 48.0%, compared to $112.1 million for the same period of 2018. The increase in interest expense was due to the rise in deposit costs as result of the interest rate increases experienced in 2018 and an increase in deposit balances.

Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2019 was 3.25%, a decrease of 22 basis points from 3.47% for the same period of 2018. Net interest margin for the nine months ended September 30, 2019 was 3.31%, a decrease of 27 basis points from 3.58% for the same period of 2018.
The weighted average yield on loans increased to 5.27% for the third quarter of 2019 from 5.16% for the third quarter of 2018. For the nine months ended September 30, 2019, weighted average yield on loans increased to 5.30% compared to 5.12% for the nine months ended September 30, 2018. The increase in loan yields for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was mostly due to the increases in interest rates experienced in 2018. The Federal Open Market Committee (“FOMC”) raised interest rates by 25 basis points in each quarter of 2018. The increase in interest rates led to an increase in rates on our variable rate loans and increased rates for new loan originations, which resulted in an increase in loan yields. At September 30, 2019, variable interest rate loans made up 40% of the loan portfolio and the remaining 60% of the loan portfolio consisted of loans with fixed interest rates including hybrid loans that had fixed interest rates at the end of the period but will eventually change to variable interest rates after a certain period of time. For the three and nine months ended September 30, 2019, the average weighted rate on new loan originations was 4.72% and 5.16%, respectively, compared to 4.97% and 4.80% for the three and nine months ended September 30, 2018, respectively. Discount accretion income on acquired loans was $7.3 million and $23.9 million for the three and nine months ended September 30, 2019, respectively, compared to $8.2 million and $26.3 million for the three and nine months ended September 30, 2018, respectively. The decline in accretion income on acquired loans for periods in 2019 compared to periods in 2018 accounted for approximately a 2-3 basis point decline in loan yields for the three and nine months ended September 30, 2019.

The weighted average yield on securities available for sale for the third quarter of 2019 was 2.51% compared to 2.57% for the same period of 2018. The weighted average yield on securities available for sale for the nine months ended September 30, 2019 was 2.63% compared to 2.52% for the same period of 2018. The change in weighted average yield on securities available for sale for the three and nine months ended September 30, 2019 compared to the same periods of 2018 was due to fluctuations in the overall investment portfolio due to the purchase, sale, and calls/maturities of investment securities during the twelve months ended September 30, 2019.
The weighted average yield on FHLB stock and other investments for the third quarter of 2019 was 2.41% compared to 2.22% for the same period of 2018. The weighted average yield on FHLB stock and other investments for the nine months ended September 30, 2019 was 2.55% compared to 2.03% for the same period of 2018. The increase in weighted average yield on FHLB stock and other investments for the three and nine months ended September 30, 2019 compared to the same periods of 2018 was due to the increases in interest rates experienced in 2018. The rise in interest rates led to an increase in interest earned on interest bearing cash balances at the Federal Reserve and with other banks which resulted in an increase in yield on FHLB stock and other investments. The dividend rate on FHLB stock has remained the same throughout 2018 and 2019.
The weighted average cost of deposits for the third quarter of 2019 was 1.62%, an increase of 38 basis points from 1.24% for the same period of 2018. The weighted average cost of deposits for the nine months ended September 30, 2019 was 1.60%, an increase of 53 basis points from 1.07% for the nine months ended September 30, 2018. The increases in interest rates in 2018, and increased competition for deposits in the markets we serve has resulted in an increase in the weighted average cost of deposits for the three and nine months ended September 30, 2019 compared to the same periods of 2018. Management reduced rates on certain deposits during the third quarter of 2019 in light of the FOMC rate cuts during the quarter. The average weighted rate of deposits at September 30, 2019 stood at 1.56%, the first time in years that the ending rate was lower than the weighted average cost of deposit for the quarter.
The weighted average cost of FHLB advances for the third quarter of 2019 was 1.95%, an increase of 20 basis points from 1.75% for the same period of 2018. The weighted average cost of FHLB advances for the nine months ended September 30, 2019 was 1.70%, a decrease of 3 basis points from 1.73% for the same period of 2018. The increase in cost of FHLB advances for the third quarter of 2019 compared to the same period of the prior year was due to an overall increase in FHLB advance rates. FHLB advances that matured were renewed at higher rates which led to an increase in the average cost. The decrease in weighted average cost of FHLB advances for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to the accelerated amortization of $1.0 million in premiums for FHLB advances that were paid off during the first quarter of 2019. The amortization of the remaining premiums had the effect of reducing interest expense on FHLB advances, which lowered the overall cost of FHLB advances for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
During the second quarter of 2018 we issued $217.5 million in convertible notes. The carrying balance of our convertible notes are net of discount to be amortized and issuance costs to be capitalized. The weighted average cost of our convertible notes was 4.60% and 4.66% for the three and nine months ended September 30, 2019, respectively, compared to 4.67% and 4.65% for the three and nine months ended September 30, 2018, respectively. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. After the fifth year, the cost of the convertible notes will decline as the non-cash conversion discount will be fully amortized and the issuance costs will be fully capitalized leaving the coupon rate as the only remaining cost.
The weighted average cost of other borrowings (subordinated debentures) for the third quarter of 2019 was 6.61%, a decrease of 3 basis points from 6.64% for the same period of 2018. The weighted average cost of other borrowings for the nine months ended September 30, 2019 was 6.91%, an increase of 57 basis points from 6.34% for the same period of 2018. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$11,911,658	$158,115	5.27%	$11,781,091	$153,366	5.16%
Securities available for sale(3)	1,798,239	11,373	2.51%	1,844,493	11,957	2.57%
FHLB stock and other investments	482,952	2,929	2.41%	446,390	2,503	2.22%
Total interest earning assets	14,192,849	172,417	4.82%	14,071,974	167,826	4.73%
Total noninterest earning assets	961,812			947,250
Total assets	$15,154,661			$15,019,224

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,450,749	$15,802	1.82%	$3,237,673	$11,526	1.41%
Savings	252,780	675	1.06%	228,218	486	0.84%
Time deposits	5,368,753	32,580	2.41%	5,344,464	25,010	1.86%
Total interest bearing deposits	9,072,282	49,057	2.15%	8,810,355	37,022	1.67%
FHLB advances	632,500	3,112	1.95%	837,412	3,703	1.75%
Convertible notes, net	197,410	2,322	4.60%	192,541	2,299	4.67%
Other borrowings, net	98,690	1,668	6.61%	97,589	1,655	6.64%
Total interest bearing liabilities	10,000,882	56,159	2.23%	9,937,897	44,679	1.78%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,958,233			3,041,489
Other liabilities	185,088			139,985
Stockholders’ equity	2,010,458			1,899,853
Total liabilities and stockholders’ equity	$15,154,661			$15,019,224

Net interest income/net interest spread		$116,258	2.59%		$123,147	2.95%
Net interest margin			3.25%			3.47%
Cost of deposits			1.62%			1.24%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$11,985,936	$474,878	5.30%	$11,416,238	$437,497	5.12%
Securities available for sale(3)	1,810,068	35,558	2.63%	1,750,802	32,957	2.52%
FHLB stock and other investments	450,028	8,577	2.55%	506,802	7,692	2.03%
Total interest earning assets	14,246,032	519,013	4.87%	13,673,842	478,146	4.68%
Total noninterest earning assets	963,636			939,252
Total assets	$15,209,668			$14,613,094

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,197,313	$42,807	1.79%	$3,327,101	$30,828	1.24%
Savings	234,203	1,848	1.05%	230,909	1,352	0.78%
Time deposits	5,694,778	100,075	2.35%	4,932,912	60,301	1.63%
Total interest bearing deposits	9,126,294	144,730	2.12%	8,490,922	92,481	1.46%
FHLB advances	715,814	9,110	1.70%	885,332	11,453	1.73%
Convertible notes, net	196,217	6,930	4.66%	99,212	3,498	4.65%
Other borrowings, net	98,410	5,156	6.91%	97,320	4,680	6.34%
Total interest bearing liabilities	10,136,735	165,926	2.19%	9,572,786	112,112	1.57%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,931,080			3,012,501
Other liabilities	177,707			110,111
Stockholders’ equity	1,964,146			1,917,696
Total liabilities and stockholders’ equity	$15,209,668			$14,613,094

Net interest income/net interest spread		$353,087	2.68%		$366,034	3.11%
Net interest margin			3.31%			3.58%
Cost of deposits			1.60%			1.07%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended September 30, 2019 over September 30, 2018
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$4,749	$3,037	$1,712
Securities available for sale	(584)	(288)	(296)
FHLB stock and other investments	426	213	213
Total interest income	$4,591	$2,962	$1,629
INTEREST EXPENSE:
Demand, interest bearing	$4,276	$3,477	$799
Savings	189	133	56
Time deposits	7,570	7,456	114
FHLB advances	(591)	385	(976)
Convertible notes, net	23	(34)	57
Other borrowings, net	13	(6)	19
Total interest expense	$11,480	$11,411	$69
NET INTEREST INCOME	$(6,889)	$(8,449)	$1,560

	Nine Months Ended September 30, 2019 over September 30, 2018
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$37,381	$15,108	$22,273
Securities available for sale	2,601	1,464	1,137
FHLB stock and other investments	885	1,814	(929)
Total interest income	$40,867	$18,386	$22,481
INTEREST EXPENSE:
Demand, interest bearing	$11,979	$13,225	$(1,246)
Savings	496	476	20
Time deposits	39,774	29,398	10,376
FHLB advances	(2,343)	(183)	(2,160)
Convertible notes, net	3,432	6	3,426
Other borrowings, net	476	423	53
Total interest expense	$53,814	$43,345	$10,469
NET INTEREST INCOME	$(12,947)	$(24,959)	$12,012

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
The provision for loan losses for the third quarter of 2019 was $2.1 million, a decrease of $5.2 million from $7.3 million for the same period last year. The provision for loan losses for the nine months ended September 30, 2019 was $6.3 million, a decrease of $5.8 million from $12.1 million for the nine months ended September 30, 2018. The decrease in provision for loan losses for periods in 2019 compared to the same periods in 2018 was due to the overall improvement in credit quality and continued low levels of charge offs which has led to a reduction provision for loan losses for periods in 2019 compared to periods in 2018.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, swap fee income, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the third quarter of 2019 was $13.0 million compared to $13.4 million for the third quarter of 2018, a decrease of $452 thousand, or 3.4%. Noninterest income for the nine months ended September 30, 2019 was $36.7 million compared to $48.6 million for the nine months ended September 30, 2018, a decrease of $11.9 million, or 24.4%.
Noninterest income by category is summarized in the table below:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,690	$4,569	$121	2.6%
International service fees	1,193	1,220	(27)	(2.2)%
Loan servicing fees, net	189	852	(663)	(77.8)%
Wire transfer fees	1,058	1,227	(169)	(13.8)%
Net gains on sales of SBA loans	—	2,331	(2,331)	(100.0)%
Net gains on sales of other loans	804	477	327	68.6%
Net gains on sales and calls of securities available for sale	153	—	153	100.0%
Other income and fees	4,908	2,771	2,137	77.1%
Total noninterest income	$12,995	$13,447	$(452)	(3.4)%

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$13,423	$13,983	$(560)	(4.0)%
International service fees	3,146	3,452	(306)	(8.9)%
Loan servicing fees, net	1,656	3,441	(1,785)	(51.9)%
Wire transfer fees	3,458	3,684	(226)	(6.1)%
Net gains on sales of SBA loans	—	9,261	(9,261)	(100.0)%
Net gains on sales of other loans	2,611	2,104	507	24.1%
Net gains on sales and calls of securities available for sale	282	—	282	100.0%
Other income and fees	12,128	12,641	(513)	(4.1)%
Total noninterest income	$36,704	$48,566	$(11,862)	(24.4)%

The decrease in noninterest income for the third quarter of 2019 compared to the third quarter of 2018 was due mostly to a decrease in net gains on sales of SBA loans offset by an increase in other income and fees. The decrease in noninterest income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due mainly to a decrease in net gains on sales of SBA loans, loan servicing fees, and other income and fees.
The increase in service fees on deposit accounts for the third quarter of 2019 compared to the third quarter of 2018 was due to an increase in fees collected on deposit accounts. During the third quarter of 2019, we experience a large increase money market and NOW accounts as well as an increase in demand deposit accounts. This increase resulted in a slight increase in deposit fee income earned during the third quarter of 2019 compared to the third quarter of 2018. The decrease in service fees on deposit accounts for the nine months ended September 30, 2019 compared to the same period of 2018 was due to a decline in business analysis fees. During 2018, we discontinued our relationships with certain deposit customers with increased risk profiles such as check cashing businesses and money service businesses which has resulted in a decline in the number of these demand deposit accounts and the associated business analysis fees earned from these accounts.

International service fees declined for the three and nine months ended September 30, 2019 compared to the same periods of 2018 due to a decline in fees generated from trade finance loans. International service fees are earned mostly from trade finance loans and as the balance of these loans have declined, our associated fee income has also declined. Trade finance loans declined to $161.0 million at September 30, 2019 from $191.6 million at September 30, 2018.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on most of the loans that we choose to sell. The decrease in loan servicing fees, net for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was due to the shift to not selling SBA loans and an increase in payoffs of loans that we service. Payoffs of serviced loans results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income, net.
The reduction in net gains on sales of SBA loans for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was due to the reduction in SBA loans sold in the secondary market. During the fourth quarter of 2018, we made the decision to discontinue the practice of regularly selling the guaranteed portion of SBA loans on the secondary market, and to retain these loans on our balance sheet due to the decline in premiums offered in the secondary market and to help improve our net interest margin. As a result, we did not sell any SBA loans during the three and nine months ended September 30, 2019 and did not record any net gains on sales of SBA loans. During the three and nine months ended September 30, 2018, we sold $48.5 million and $149.6 million, respectively, in SBA loans.
Net gains on sales of other loans represents net gains from the sale of residential mortgage loans. Residential mortgage loans sold during the third quarter of 2019 totaled $30.9 million compared to $45.8 million sold during the third quarter of 2018. Residential mortgage loans sold during the nine months ended September 30, 2019 totaled $176.9 million compared to $104.1 million sold during the nine months ended September 30, 2018. The increase in net gains on sales of other loans for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to an increase in premiums received on loans sold. The increase in net gains on sales of other loans for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to the increase in residential mortgage loans sold in 2019 compared to 2018. During the second quarter of 2019, we sold $44.5 million in residential mortgage loans previously classified as held for investment in a bulk sale transaction which contributed to the increase in sales.
During the third quarter of 2019, we sold $46.5 million in investment securities and recorded net gains on sales of securities of $152 thousand. The investment securities sold consisted of $2.3 million in municipal securities and $44.2 million in mortgage-backed securities. We also had a municipal security totaling $409 thousand that was called during the third quarter of 2019 for which we recorded a gain of $1 thousand. For the nine months ended September 31, 2019, we sold $115.6 million in investment securities and including the gain from the called municipal security we recorded net gains on sales and calls of securities of $282 thousand. The investment securities sold consisted of $41.7 million in municipal securities and $73.9 million in mortgage-backed securities. There were no investment securities sold during the three or nine months ended September 30, 2018.
Other income and fees for the third quarter of 2019 increased by $2.1 million compared to the third quarter of 2018 due to an increase in income recorded for the change in fair value of equity investments and an increase in swap fee income offset by a decline in various other income and fees. Other income and fees for the nine months ended September 30, 2019 declined by $513 thousand compared to the nine months ended September 30, 2018 due mostly to a decline in various other income and fees offset by an increase in swap fee income and miscellaneous income.

Noninterest Expense
Noninterest expense for the third quarter of 2019 was $70.0 million, an increase of $2.5 million, or 3.8%, from $67.5 million for the same period of 2018. Noninterest expense for the nine months ended September 30, 2019 was $212.2 million, an increase of $4.7 million, or 2.2%, from $207.5 million for the nine months ended September 30, 2018.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$41,607	$36,969	$4,638	12.5%
Occupancy	7,703	7,837	(134)	(1.7)%
Furniture and equipment	3,851	3,710	141	3.8%
Advertising and marketing	2,377	1,986	391	19.7%
Data processing and communications	2,821	3,513	(692)	(19.7)%
Professional fees	5,241	3,950	1,291	32.7%
Investments in affordable housing partnership expenses	2,334	3,357	(1,023)	(30.5)%
FDIC assessments	—	1,788	(1,788)	(100.0)%
Credit related expenses	1,031	658	373	56.7%
OREO (income) expense, net	(743)	(56)	(687)	1,226.8%
Other	3,773	3,743	30	0.8%
Total noninterest expense	$69,995	$67,455	$2,540	3.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$121,333	$116,929	$4,404	3.8%
Occupancy	23,219	22,494	725	3.2%
Furniture and equipment	11,323	11,454	(131)	(1.1)%
Advertising and marketing	6,684	7,022	(338)	(4.8)%
Data processing and communications	8,364	10,582	(2,218)	(21.0)%
Professional fees	16,580	11,530	5,050	43.8%
Investments in affordable housing partnership expenses	7,601	8,600	(999)	(11.6)%
FDIC assessments	3,110	5,166	(2,056)	(39.8)%
Credit related expenses	3,258	2,356	902	38.3%
OREO (income) expense, net	(812)	(115)	(697)	606.1%
Other	11,539	11,519	20	0.2%
Total noninterest expense	$212,199	$207,537	$4,662	2.2%
The increase in noninterest expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to an increase in salaries and employee benefits and professional fees offset by a decline in FDIC assessments, investments in affordable housing partnership expenses, and data processing and communications expenses. The increase in noninterest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to an increase in professional fees, salaries and employee benefits, and credit related expenses, offset by a decline in data processing and communications expenses, FDIC assessments, and investments in affordable housing partnership expenses.

Salaries and employee benefits expense increased $4.6 million for the third quarter of 2019 compared to the same period in 2018 and increased $4.4 million for the nine months ended September 30, 2019 compared to the same period of in 2018. The increase in salaries and benefits for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to an increase in bonus provisions, insurance related expenses, employees’ salaries, and stock compensation expenses offset by a decline in commissions paid. The increase in salaries and benefits for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to increase in salaries and benefits, stock compensation expenses, and insurance related expenses offset by a decline in commissions paid. During the third quarter of 2018, we restructured our incentive compensation plans, which resulted in a reversal of previously accrued bonus provisions. As a result, total bonus provision expense was higher for the third quarter of 2019 compared to the same period of 2018. The restructured incentive plan also resulted in an increase in stock compensation costs for periods in 2019 compared to periods in 2018 as a larger portion of the incentive plan is now paid in stock awards. During the third quarter of 2019, we had a large increase in insurance related costs due to an increase in self insured insurance claims during the quarter. This resulted in an increase in insurance related costs for periods in 2019 compared to periods in 2018. We experienced a decline in commissions paid on loans to employees for periods in 2019 compared to periods in 2018 due to the reduction in residential mortgage originations and associated commissions. The number of full-time equivalent employees decreased from 1,512 at September 30, 2018 to 1,439 at September 30, 2019.
Occupancy expense decreased $134 thousand for the third quarter of 2019 compared to the same period in 2018 and increased $725 thousand for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in occupancy expenses for the third quarter of 2019 compared to the third quarter of 2018 was due to savings from the completion of our branch consolidation plan. As part of our branch consolidation plan, we closed six branches with the last of the closures occurring during the second quarter of 2019. The third quarter of 2019, was the first quarter in which we realized a full quarter of cost savings as a result of the plan. The increase in occupancy expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to an increase in lease expenses from two loan production offices that were opened in 2019. The new loan production offices were opened in the states of Texas and New Jersey.
Advertising and marketing expense increased $391 thousand for the third quarter of 2019 compared to the third quarter of 2018 and decreased $338 thousand for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Advertising budgets were reduced in 2019 to help reduce overhead costs which resulted in a decline in advertising and marketing expense for the nine months ended September 30, 2019 compared to the same period in 2018. However, during the third quarter of 2019, we had an increase in deposit related advertising costs which resulted in an increase in these costs for the third quarter of 2019 compared to the third quarter of 2018.
Data processing and communications fees decreased $692 thousand for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and decreased $2.2 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Data processing and communication fees for the three and nine months ended September 30, 2019 included credits received for current year data processing fees from our core processing vendor as part of our negotiated contract renewal which begins in 2020. The credits resulted in an overall decline in data processing and communications fees for periods in 2019 compared to periods in 2018.
Professional fees experienced an increase of $1.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased $5.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in professional fees for periods in 2019 compared to periods in 2018 was due to increases in audit service fees, third parties consulting fees for assistance with the upcoming implementation of the new accounting standard for current expected credit losses (“CECL”), and various other consulting fees. Professional fees related to the implementation of CECL expected to decline in 2020 with the adoption of the new standard.
Investments in affordable housing partnership expenses declined by $1.0 million for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of investments in affordable housing partnership by tax loss/deductions. This amortization expense is offset by tax credits received, which reduces our tax provision expense. Investments in affordable housing partnerships decreased from $95.5 million at September 30, 2018 to $84.3 million at September 30, 2019.
The decrease in FDIC assessments for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was due to the $1.5 million small bank assessment credit received from the FDIC during the third quarter of 2019.

Credit related expenses increased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 due mostly to an increase in forced insurance expenses and loan collection expenses for periods in 2019 compared to periods in 2018.
OREO (income) expense, net experienced a decline for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 due a fair value adjustment recorded for a loan that was transferred to OREO during the three months ended September 30, 2019. The fair value of the underlying collateral of the loan (less cost to sell) being transferred to OREO exceeded the carrying balance of the loan and a fair value adjustment was recorded to reflect the difference in value. The fair value adjustment was offset by an increase in OREO related expenses for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.
Other noninterest expense for the three and nine months ended September 30, 2019 remained largely unchanged compared to expenses for the same periods of the prior year.
Provision for Income Taxes
Income tax provision expense was $14.6 million and $15.5 million for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rates were 25.48% and 25.00% for the three months ended September 30, 2019 and 2018, respectively. Income tax provision expense was $43.3 million and $49.8 million for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rates for the nine months ended September 30, 2019 and 2018 were 25.26% and 25.56%, respectively. The changes in effective tax rate for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was due to various immaterial permanent book tax adjustments including affordable housing partnership investment tax credits.

Financial Condition
At September 30, 2019, our total assets were $15.38 billion, an increase of $73.9 million, or 0.5%, from $15.31 billion at December 31, 2018. The increase in total assets was due to the increase in cash and cash equivalents, the addition of right of use operating lease assets with the adoption of ASU 2016-02, and an increase in other assets offset by a decline in investment securities and deferred tax assets during the nine months ended September 30, 2019.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investment without readily determinable fair values. Equity investments at September 30, 2019 totaled $49.1 million, a decline of $780 thousand, or 1.6%, from $49.8 million at December 31, 2018.
At September 30, 2019, total equity investments with readily determinable fair values totaled $22.2 million consisting of mutual funds. Equity investments with readily determinable fair values at December 31, 2018 totaled $23.4 million consisting of mutual funds of $21.5 million and $1.9 million in equity stock. During the second quarter of 2019, we sold all of our investment in equity stock for $2.6 million. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $26.8 million and $26.4 million in equity investments without readily determinable fair values as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, equity investments without readily determinable fair values included $25.5 million in Community Reinvestment Act investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three or nine months ended September 30, 2019 and 2018.
Investment Securities Portfolio
At September 30, 2019, we had $1.77 billion in available for sale securities compared to $1.85 billion at December 31, 2018. The net unrealized gain on the available for sale securities at September 30, 2019 was $23.6 million compared to a net unrealized loss on securities of $47.4 million at December 31, 2018. The change in unrealized gain (losses) from December 31, 2018 to September 30, 2019 was due to a decline in treasury rates.
During the nine months ended September 30, 2019, $174.5 million in investment securities were purchased, $194.4 million in investment securities were paid down, $115.6 million in investment securities were sold with a related realized net gain of $281 thousand, there were $750 thousand in matured municipal securities, and $3.6 million in municipal securities were called with a related realized gain of $1 thousand.
Investments in Affordable Housing Partnerships
At September 30, 2019, we had $84.3 million in investments in affordable housing partnerships compared to $92.0 million at December 31, 2018. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the nine months ended September 30, 2019. Commitments to fund investments in affordable housing partnerships totaled $32.6 million at September 30, 2019 compared to $46.5 million at December 31, 2018. The decline in commitments to fund investments in affordable housing partnerships during the nine months ended September 30, 2019 was due to cash contributions which reduced the remaining commitments.

Loan Portfolio
At September 30, 2019, loans receivable totaled $12.10 billion, an increase of $6.6 million from $12.10 billion at December 31, 2018. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	September 30, 2019		December 31, 2018
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$46,919	—%	$51,197	—%
Commercial	8,235,839	68%	8,395,327	69%
Construction	305,185	3%	275,076	2%
Total real estate loans	8,587,943	71%	8,721,600	71%
Commercial business	2,482,817	21%	2,127,630	18%
Trade finance	161,019	1%	197,190	2%
Consumer and other	870,734	7%	1,051,486	9%
Total loans outstanding	12,102,513	100%	12,097,906	100%
Deferred loan fees, net	2,169		209
Loans receivable	12,104,682		12,098,115
Allowance for loan losses	(93,882)		(92,557)
Loans receivable, net of allowance for loan losses	$12,010,800		$12,005,558
All of our loan types experienced declines except for construction and commercial business loans from December 31, 2018 to September 30, 2019 due to loan payoffs and sales offset by loan originations during the nine months ended September 30, 2019. The decline in treasury rates in 2019 resulted in a rise in loan payoffs during the nine months ended September 30, 2019 which resulted in a decline in most categories of loan balances. Construction loan balance increased from December 31, 2018 to September 30, 2019, due to a large increase in construction loans funded during the third quarter of 2019. Commercial business loans increased during this same period due to an increase in warehouse lines of credit from $221.0 million at December 31, 2018 to $431.6 million at September 30, 2019.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$1,743,145	$1,712,032
Standby letters of credit	111,665	69,763
Other commercial letters of credit	39,166	65,822
	$1,893,976	$1,847,617

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $96.7 million at September 30, 2019 compared to $113.0 million at December 31, 2018. The ratio of nonperforming assets to loans receivable and OREO was 0.80% at September 30, 2019 and 0.93% at December 31, 2018.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans (1)	$42,235	$53,286
Loans 90 days or more days past due, still accruing	398	1,529
Accruing restructured loans	34,717	50,410
Total nonperforming loans	77,350	105,225
OREO	19,374	7,754
Total nonperforming assets	$96,724	$112,979

Nonaccrual loans (1):
Legacy Portfolio	$32,409	$42,248
Acquired Portfolio	9,826	11,038
Total nonaccrual loans	$42,235	$53,286

Nonperforming loans:
Legacy Portfolio	$57,424	$75,859
Acquired Portfolio	19,926	29,366
Total nonperforming loans	$77,350	$105,225

Nonperforming loans to loans receivable	0.64%	0.87%
Nonperforming assets to loans receivable and OREO	0.80%	0.93%
Nonperforming assets to total assets	0.63%	0.74%
Allowance for loan losses to nonperforming loans	121.37%	87.96%
Allowance for loan losses to nonperforming assets	97.06%	81.92%
__________________________________

(1)
Nonaccrual loans exclude PCI loans and the guaranteed portion of delinquent SBA loans that are in liquidation totaling $37.3 million and $29.2 million as of September 30, 2019 and December 31, 2018, respectively.

Allowance for Loan and Lease Losses
The allowance for loan and lease losses (“ALLL”) was $93.9 million at September 30, 2019 compared to $92.6 million at December 31, 2018. The ALLL was 0.78% of loans receivable at September 30, 2019 and 0.77% of loans receivable at December 31, 2018. The ALLL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at September 30, 2019 and December 31, 2018 totaled $53.2 million and $65.6 million, respectively. Impaired loan reserves decreased to $3.6 million at September 30, 2019 from $4.8 million at December 31, 2018.
The following table reflects our allocation of the ALLL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2019			December 31, 2018
	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate – residential	$81	$46,919	0.17%	$112	$51,197	0.22%
Real estate – commercial	51,336	8,235,839	0.62%	55,890	8,395,327	0.67%
Real estate – construction	1,629	305,185	0.53%	765	275,076	0.28%
Commercial business	33,530	2,482,817	1.35%	27,765	2,127,630	1.30%
Trade finance	524	161,019	0.33%	719	197,190	0.36%
Consumer and other	6,782	870,734	0.78%	7,306	1,051,486	0.69%
Total	$93,882	$12,102,513	0.78%	$92,557	$12,097,906	0.77%
__________________________________

*	Held-for-sale loans of $29.6 million and $25.1 million at September 30, 2019 and December 31, 2018, respectively, were excluded.

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

The activity in the ALLL for the three and nine months ended September 30, 2019 was as follows:

		Acquired Loans(2)
Three Months Ended September 30, 2019	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$81,596	$9,083	$3,387	$94,066
Provision (credit) for loan losses	2,363	(245)	(18)	2,100
Loans charged off	(2,234)	—	(368)	(2,602)
Recoveries of loan charge offs	541	—	239	780
PCI allowance adjustment	—	(462)	—	(462)
Balance, end of period	$82,266	$8,376	$3,240	$93,882

Total loans outstanding	$10,644,891	$111,855	$1,345,767	$12,102,513
Allowance to total loans receivable ratio	0.77%	7.49%	0.24%	0.78%
Net loan charge offs to beginning allowance	2.07%	—%	3.81%	1.94%
Net loan charge offs to provision (credit) for loan losses	71.65%	—%	(716.67)%	86.76%

		Acquired Loans (2)
Nine Months Ended September 30, 2019	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$78,260	$12,163	$2,134	$92,557
Provision (credit) for loan losses	6,946	(2,447)	1,801	6,300
Loans charged off	(5,085)	—	(1,347)	(6,432)
Recoveries of loan charge offs	2,145	—	652	2,797
PCI allowance adjustment	—	(1,340)	—	(1,340)
Balance, end of period	$82,266	$8,376	$3,240	$93,882

Total loans outstanding	$10,644,891	$111,855	$1,345,767	$12,102,513
Allowance to total loans receivable ratio	0.77%	7.49%	0.24%	0.78%
Net loan charge offs to beginning allowance	3.76%	—%	32.57%	3.93%
Net loan charge offs to provision (credit) for loan losses	42.33%	—%	38.59%	57.70%

__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired Loans were marked to fair value at acquisition and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The activity in the ALLL for the three and nine months ended September 30, 2018 is as follows:

		Acquired Loans(2)
Three Months Ended September 30, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$76,048	$11,366	$2,467	$89,881
Provision for loan losses	5,558	1,488	254	7,300
Loans charged off	(6,489)	—	(378)	(6,867)
Recoveries of loan charge offs	247	—	68	315
Balance, end of period	$75,364	$12,854	$2,411	$90,629

Total loans outstanding	$9,827,652	$163,178	$1,937,075	$11,927,905
Allowance to total loans receivable ratio	0.77%	7.88%	0.12%	0.76%
Net loan charge offs to beginning allowance	8.21%	—%	12.57%	7.29%
Net loan charge offs to provision for loan losses	112.31%	—%	122.05%	89.75%

		Acquired Loans (2)
Nine Months Ended September 30, 2018	Legacy Loans (1)	PCI Loans	Non-PCI Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$67,647	$12,040	$4,854	$84,541
Provision (credit) for loan losses	12,837	851	(1,588)	12,100
Loans charged off	(8,060)	(37)	(1,101)	(9,198)
Recoveries of loan charge offs	2,940	—	246	3,186
Balance, end of period	$75,364	$12,854	$2,411	$90,629

Total loans outstanding	$9,827,652	$163,178	$1,937,075	$11,672,784
Allowance to total loans receivable ratio	0.77%	7.88%	0.12%	0.78%
Net loan charge offs to beginning allowance	7.57%	0.31%	17.61%	7.11%
Net loan charge offs to provision (credit) for loan losses	39.88%	4.35%	(53.84)%	49.69%

__________________________________

(1)	Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.

(2)	Acquired Loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions for loan losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ALLL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$11,911,658	$11,781,091	$11,985,936	$11,416,238
Loans receivable	$12,104,682	$11,927,182	$12,104,682	$11,927,182

ALLOWANCE:
Balance, beginning of period	$94,066	$89,881	$92,557	$84,541
Less loan charge offs:
Real estate – commercial	(1,197)	(6,045)	(1,439)	(6,446)
Commercial business	(1,124)	(466)	(4,083)	(1,820)
Trade finance	—	—	—	—
Consumer and other	(281)	(356)	(910)	(932)
Total loan charge offs	(2,602)	(6,867)	(6,432)	(9,198)
Plus loan recoveries:
Real estate – commercial	246	41	1,943	870
Commercial business	528	220	838	2,207
Trade Finance	—	17	—	41
Consumer and other	6	37	16	68
Total loans recoveries	780	315	2,797	3,186
Net loan charge offs	(1,822)	(6,552)	(3,635)	(6,012)
Provision for loan losses	2,100	7,300	6,300	12,100
PCI allowance adjustment	(462)	—	(1,340)	—
Balance, end of period	$93,882	$90,629	$93,882	$90,629

Net loan charge offs to average loans, including loans held for sale*	0.06%	0.22%	0.04%	0.07%
Allowance for loan losses to loans receivable at end of period	0.78%	0.76%	0.78%	0.76%
Net loan charge offs to allowance for loan losses*	7.76%	28.92%	5.16%	8.84%
Net loan charge offs to provision for loan losses	86.76%	89.75%	57.70%	49.69%
__________________________________

*	Annualized
We believe the ALLL as of September 30, 2019 was adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. If actual losses exceed the estimated amounts, it could have a material and adverse effect on our financial condition and results of operations.
OREO
At September 30, 2019, OREO, net totaled $19.4 million, increase of $11.6 million compared to $7.8 million at December 31, 2018. During the nine months ended September 30, 2019, four loans were transferred to OREO totaling $14.6 million and we sold nine OREO that had a carrying balance of $3.2 million. OREO valuations for the nine months ended September 30, 2019 totaled $181 thousand.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2019, deposits increased $79.1 million, or 0.7%, to $12.23 billion from $12.16 billion at December 31, 2018. The increase in deposits was primarily due to an increase in demand deposit, money market and NOW, and savings account balances offset by a decline in time deposit balances.
At September 30, 2019, 24.8% of total deposits were noninterest bearing demand deposits, 42.4% were time deposits, and 32.8% were interest bearing demand and savings deposits. At December 31, 2018, 24.9% of total deposits were noninterest bearing demand deposits, 48.3% were time deposits, and 26.8% were interest bearing demand and savings deposits.
At September 30, 2019, we had $1.25 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.57 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2018. The California State Treasurer time deposits at September 30, 2019, had original maturities ranging from three to six months, had a weighted average interest rate of 2.11%, and were collateralized with securities with a fair value of $336.6 million. Time deposits of more than $250 thousand at September 30, 2019 totaled $1.86 billion compared to $1.77 billion at December 31, 2018.
The following is a schedule of certificates of deposit maturities as of September 30, 2019:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,711,668	33%
Over three months through six months	1,167,592	23%
Over six months through nine months	984,168	19%
Over nine months through twelve months	1,198,235	23%
Over twelve months	127,988	2%
Total time deposits	$5,189,651	100%

FHLB Advances and Other Borrowings
We utilize FHLB advances as a secondary source of funds in addition to deposits which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At September 30, 2019, FHLB advances totaled $625.0 million and had an average weighted remaining maturity of 1.43 years compared to $821.3 million with an average weighted remaining maturity of 1.8 years at December 31, 2018. Total FHLB advances at September 30, 2019 did not include any premiums recorded from prior acquisitions compared to $1.3 million in FHLB advance premiums at December 31, 2018.
We did not have federal funds purchased at September 30, 2019 and December 31, 2018.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $102.8 million at September 30, 2019 and $101.9 million at December 31, 2018. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Convertible Notes
During the second quarter of 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at September 30, 2019 was $198.2 million, net of $19.3 million in discounts, which represents the conversion option discount and capitalized issuance costs. At December 31, 2018, the net carrying balance of convertible notes was $194.5 million, net of $23.0 million in discounts and issuance costs. (See footnote 11 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
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
Total stockholders’ equity was $2.03 billion at September 30, 2019 compared to $1.90 billion at December 31, 2018.
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

At September 30, 2019, our common equity Tier 1 capital was $1.54 billion compared to $1.46 billion at December 31, 2018. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and including our trust preferred securities, was $1.64 billion at September 30, 2019 and $1.56 billion at December 31, 2018. At September 30, 2019, the common equity Tier 1 capital ratio was 11.89%. The total capital to risk-weighted assets ratio was 13.38% and the Tier 1 capital to risk-weighted assets ratio was 12.65%. The Tier 1 leverage capital ratio at September 30, 2019 was 11.18%.
At September 30, 2019 and December 31, 2018, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below:

	As of September 30, 2019
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,540,070	11.89%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,733,442	13.38%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,638,924	12.65%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,638,924	11.18%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,814,882	14.01%	$841,813	6.50%	$973,069	7.51%
Total risk-based capital ratio (to risk-weighted assets)	$1,909,400	14.74%	$1,295,096	10.00%	$614,304	4.74%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,814,882	14.01%	$1,036,077	8.00%	$778,805	6.01%
Tier 1 capital to total assets (to average assets)	$1,814,882	12.37%	$733,438	5.00%	$1,081,444	7.37%

	As of December 31, 2018
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,458,344	11.44%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,649,664	12.94%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,556,371	12.21%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,568,144	10.55%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,737,092	13.63%	$828,677	6.50%	$908,415	7.13%
Total risk-based capital ratio (to risk-weighted assets)	$1,830,385	14.36%	$1,274,887	10.00%	$555,498	4.36%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,737,092	13.63%	$1,019,910	8.00%	$717,182	5.63%
Tier 1 capital to total assets (to average assets)	$1,737,092	11.76%	$738,299	5.00%	$998,793	6.76%

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
At September 30, 2019, our total borrowing capacity from the FHLB was $3.83 billion of which $3.18 billion was unused and available to borrow. At September 30, 2019, our total borrowing capacity from the FRB Discount Window was $766.4 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and equity investments were $1.87 billion at September 30, 2019 compared to $1.83 billion at December 31, 2018. Cash and cash equivalents were $549.4 million at September 30, 2019 compared to $459.6 million at December 31, 2018. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2019, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	September 30, 2019		December 31, 2018
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	4.84%	(2.20)%	4.50%	(4.30)%
+ 100 basis points	2.59%	(0.75)%	2.18%	(2.12)%
- 100 basis points	(2.99)%	(0.20)%	(3.24)%	1.14%
- 200 basis points	(6.73)%	0.56%	(7.17)%	0.92%

LIBOR Transition
On July 27, 2017, the Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021. As a result, it is expected that after 2021, LIBOR rates will no longer be available or will no longer be viewed as an acceptable benchmark rate. The Company has financial instruments that are indexed to LIBOR including investment securities available for sale, loans, derivatives, subordinated debentures, and other financial contracts that mature after December 31, 2021. At this time, the Company cannot predict the overall effect of the modification or discontinuation of LIBOR but in the coming quarters the Company will assess the impact and associated risks from this transition and will explore potential alternatives that can be used for its financial instruments that are indexed to LIBOR.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $285 thousand at September 30, 2019. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities or share repurchase activities during the three months ended September 30, 2019.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
__________________________________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	November 1, 2019	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	November 1, 2019	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer