Form 10-K
period 2019-12-31
HOPE BANCORP INC
filed 2020-02-26
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

3200 Wilshire Boulevard, Suite 1400
Los Angeles, California 90010
(Address of principal executive offices, including zip code)
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
 Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019, as reported on the NASDAQ Global Select Market, was approximately $1,658,837,020.
Number of shares outstanding of the registrant’s common stock as of February 19, 2020: 124,291,208
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Hope Bancorp, Inc.

Form 10-K
For the Year Ended December 31, 2019

Forward-Looking Information
Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for loan losses, including the timing and effects of the implementation of the current expected credit losses model; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors herein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
Item 1.    BUSINESS
General
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis with the Bank of Hope) is a bank holding company headquartered in Los Angeles, California. The Company was incorporated in Delaware in the year 2000. We offer commercial and retail banking loan and deposit products through our wholly-owned subsidiary, Bank of Hope, a California state-chartered bank (the “Bank” or “Bank of Hope”). The Bank primarily focuses its business in ethnic communities in California, New Jersey and New York City, Chicago, Houston, Dallas, Seattle and Washington, D.C. metropolitan areas. Our headquarters are located at 3200 Wilshire Boulevard, Suite 1400, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
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
Through our current network of 58 branches and 11 loan production offices, we offer core business banking products for small and medium-sized businesses and individuals. We accept deposits and originate a variety of loans, including commercial business loans, real estate loans, trade finance loans, Small Business Administration (“SBA”) loans, auto loans, single-family mortgages, warehouse lines of credit, personal loans, and credit cards. We offer cash management services to our business customers, which include remote deposit capture, lock box, and ACH origination services. We offer comprehensive investment and wealth management services to high-net-worth clients. We also offer a mobile banking application for smart devices that extends access to banking services, such as mobile deposits and bill payment, for our customers at all times. In an effort to better meet our customers’ needs, our mini-market branches generally offer hours from 9 a.m. to 6 p.m. Most of our branches offer 24-hour automated teller machines (“ATMs”). We also offer debit card services to all customers. In addition, most of our branches offer foreign exchanges services, safe deposit boxes, and other customary bank services. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
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
Our commercial business loan portfolio includes trade finance loans from our Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventory financing) of our borrowers. Our International Operations Department issues and advises on letters of credit for export and import businesses. The underwriting procedure for this type of credit is the same as for commercial business loans. Our trade finance services include the issuance and negotiation of letters of credit, as well as the handling of documentary collections. On the export side, we provide advice and negotiation of commercial letters of credit and we transfer and issue back-to-back letters of credit. We also provide importers with trade finance lines of credit, which allows for the issuance of commercial letters of credit and the financing of documents received under such letters of credit, as well as documents received under documentary collections. Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit.
We provide commercial equipment lease financing through a relationship with a third-party leasing company. Equipment leasing loans are generally capital leases with maturities up to five years.
We also provide warehouse lines of credit to mortgage loan originators. The lines of credit are used by these originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial business loan treatment for these types of loans.

Real Estate Loans
Real estate loans are extended for the purchase and refinance of real estate and are generally secured by first deeds of trust. The maturities on the majority of such loans are generally five to seven years with a 25-year principal amortization schedule and a balloon payment due at maturity. We offer both fixed and floating rate real estate loans. It is our general policy to restrict real estate loan amounts to 75% of the appraised value of the property at the date of origination.
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
We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium, while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we can recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold. Although we have historically sold the guaranteed portion of SBA 7(a) loans that we originated, during the fourth quarter of 2018 we made the decision to retain these loans due to the decline in premiums offered in the secondary market. Therefore, we have been retaining these loans and earn interest income on the guaranteed portion of SBA loans as well the unguaranteed portions.
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
All of our SBA loans are originated through our SBA Loan Departments and certain loan production offices. The SBA Loan Departments are staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.
Consumer Loans
Our consumer loans consist of single-family mortgages, home equity, auto loans, credit card loans, and personal loans, with a majority of our consumer loan portfolio currently consisting of single-family mortgages secured by a first deed of trust on single family residences under a variety of loan products including fixed-rate and adjustable-rate mortgages with either 30-year or 15-year terms. Adjustable rate mortgage loans are also offered with flexible initial and periodic adjustments ranging from five to seven years.

Investing Activities
The main objective of our investment strategy is to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs”), and federal funds sold. Our investment portfolio has consisted of government sponsored agency bonds, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), corporate securities, and municipal securities. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”
Our securities are classified for accounting purposes as available for sale. We do not maintain held to maturity or trading investment portfolios. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available for sale at the time of purchase.
Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings accounts, time deposit accounts, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay, remote deposit capture, lock boxes, and ACH origination services. In addition to our retail and business deposits, we obtain both secured and unsecured wholesale deposits including public deposits such as State of California Treasurer’s time deposits, brokered money market and time deposits, and deposits gathered from outside of the Bank’s normal market area through deposit listing services and our online banking platform.
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
Borrowing Activities
When we have more funds than required for our reserve requirements or short-term liquidity needs, we may sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco (the “FHLB”), the Federal Reserve Bank of San Francisco (“the Federal Reserve Bank”), or from our correspondent banking relationships. In addition, we may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as asset-liability management strategies.
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
Long-Term Debt
At December 31, 2019, nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures (which have maturity dates ranging from 2033 to 2037), or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a specified redemption price. We also have the right to defer interest on the Debentures for up to five years.

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
Market Area and Competition
We currently have 58 banking offices in areas having high concentrations of Korean-Americans, of which 32 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 10 are located in the New York City metropolitan area and New Jersey, five are in the Chicago metropolitan area, four are in the Seattle metropolitan area, four are in Texas, two are in Virginia, and one is in Alabama. We also have 11 loan production offices located in Dallas, Seattle, Atlanta, Denver, Portland, Fremont, and Southern California and a representative office in Seoul, South Korea. The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulations, changes in technology and product delivery systems, and consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
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

Supervision and Regulation
General
Hope Bancorp and the Bank are subject to extensive regulation and supervision under state and federal banking laws. This regulatory framework covers substantially all of the business activities of Hope Bancorp and the Bank. In the exercise of their supervisory and examination authority, the bank regulatory agencies have recently emphasized capital planning and stress testing, liquidity management, enterprise risk management, corporate governance, anti-money laundering compliance, information technology adequacy, cybersecurity preparedness, vendor management, and fair lending and other consumer compliance obligations. The federal and state regulatory systems are intended primarily for the protection of depositors, customers, the FDIC deposit insurance fund (the “DIF”) and the banking system as a whole, rather than for the protection of stockholders or other investors.
The following summarizes certain laws and regulations that apply to Hope Bancorp and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.
Bank Holding Company Regulation
Hope Bancorp is a registered bank holding company. As a bank holding company, Hope Bancorp is subject to regulation, supervision and regular examination by the FRB under the Bank Holding Company Act. Hope Bancorp is also required to file periodic reports of its operations with the FRB and other such reports as the FRB may require.
Bank holding companies are required to maintain certain levels of capital (See “Capital Adequacy Requirements”) and must serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. FRB regulations and polices limit the dividends a bank holding company may pay to its stockholders and the amount of its shares that it may repurchase. (See “Dividends and Stock Repurchases”.) FRB rules and policies also regulate provisions of certain bank holding company debt and the FRB may impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem debt securities in certain situations.
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
A bank holding company must seek approval from the FRB prior to acquiring all or substantially all of the assets of any bank or bank holding company or the ownership or control of voting shares of any bank or bank holding company if, after giving effect to such acquisition, it would own or control, directly or indirectly, more than 5 percent of a bank. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. Federal banking regulators review competition, management, financial, compliance and other factors when considering applications for these approvals. Similar California or other state banking agency approvals may also be required.
The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bank and any of its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Business Oversight (the “DBO”). DBO approvals are also required for certain mergers and acquisitions

Bank Regulation
The Bank is a California state-chartered bank whose deposit accounts are insured by the FDIC, up to applicable limits. As such, the Bank is subject to regulation, supervision and regular examination by the DBO and the FDIC. In addition, while the Bank is not a member of the FRB, the Bank is subject to certain regulations of the FRB.
Federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, lending activities, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, dividends, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including FRB Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal stockholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Wall Street Reform and Consumer Protection Action (the “Dodd-Frank Act”) expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.
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
Capital Adequacy Requirements
Hope Bancorp and the Bank are subject to similar regulatory capital requirements administered by its primary federal supervisory banking agencies. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the federal banking agencies have adopted capital rules based on the Basel III Accord (the “Basel III Capital Rules”). The Basel III Capital Rules became effective for us on January 1, 2015. The Basel III Capital Rules are risk-based, meaning that the levels of capital required vary based on the perceived degree of risk associated with a banking organization’s balance sheet assets, such as loans and investment securities, and those recorded as off-balance sheet items, such as commitments, letters of credit, and recourse arrangements. Compared to earlier risk-based capital rules, the Basel III Capital Rules are more sensitive to risk and changed the risk-weights of certain assets used to calculate the risk-based capital ratios, such as those for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposure. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. The classifications and, therefore, the required capital amounts are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors.
The Basel III Capital Rules (i) introduce a new capital measure called “common equity Tier 1 and a related regulatory capital ratio of common equity Tier 1 to risk‑weighted assets, (ii) specify that Tier 1 capital consists of common equity Tier 1 and “additional Tier 1 capital” instruments meeting certain requirements, (iii) mandate that most deductions and adjustments to regulatory capital measures be made to common equity Tier 1 and not to the other components of capital, and (iv) expand the scope of the deductions from and adjustments to capital compared to prior capital rules. The Basel III Capital Rules differ from earlier capital rules by excluding from Tier 1 capital trust preferred securities (subject to certain grandfathering exceptions for organizations like Hope Bancorp, which had less than $15 billion in assets as of December 31, 2009), mortgage servicing rights and certain deferred tax assets and to include unrealized gains and losses on available for sale debt and equity securities (unless the organization opts out of including such unrealized gains and losses).
Under the Basel III Capital Rules, the minimum capital ratios applicable to Hope Bancorp and the Bank are as follows:

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

The Basel III Capital Rules include an additional “capital conservation buffer” of 2.5% of risk-weighted assets above the regulatory minimum capital ratios. The capital conservation buffer was phased in increments of 0.625% beginning in 2015 through January 1, 2019. If Hope Bancorp and the Bank do not maintain capital sufficient to satisfy the capital conservation buffer, we would face restrictions in our ability to pay dividends, repurchase shares and pay discretionary bonuses.
Including the capital conservation buffer of 2.5%, the minimum ratios for a banking organization to be considered “well capitalized” for bank regulatory purposes are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. Management believes that, as of December 31, 2019, Hope Bancorp and the Bank met all requirements under the Basel III Capital Rules applicable to them on a fully phased-in basis as if such requirements were then in effect, including the capital conservation buffer. At December 31, 2019, the respective capital ratios of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 31, 2019, the capital ratios of each of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes and satisfied the capital conservation buffer requirement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
While the Basel III Capital Rules set higher regulatory capital standards for Hope Bancorp and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the Basel III Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.
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

•
We are subject to periodic examination by the Consumer Finance Protection Bureau (“CFPB”) with respect to compliance with federal consumer laws. Although we were previously subject to regulations issued by the CFPB, the Bank’s primary federal regulatory, the FDIC, previously had responsibility for our consumer compliance examinations. See “Consumer Finance Protection Bureau.”

•
We are subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions.

•	We calculate our FDIC deposit assessment base using a performance score and a loss-severity score system described below in “Deposit Insurance.”

•
We are subject to the “Volcker Rule,” which generally restricts us from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. While Hope Bancorp and the Bank had no investment positions or relationships at December 31, 2019 that were subject to the Volcker Rule, we may be subject to the compliance and recording keeping provisions of this rule.

The Dodd-Frank Act requires banking organizations with consolidated assets exceeding $10 billion to establish board-level risk committees and to perform annual stress tests. The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in 2018 raises the asset thresholds for these requirements to $50 billion and $100 billion, respectively.
Many aspects of the Dodd-Frank Act continue to be subject to rule-making or proposed change, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry in general. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.
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

The prompt corrective action standards conform with the Basel III Capital Rules. In order to be generally considered well-capitalized for bank regulatory purposes, the Bank is required maintain the following minimum capital ratios: a common equity Tier 1 ratio of 6.5%, a Tier 1 ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5%. A bank meeting the minimum capital ratios required to be considered well-capitalized, adequately capitalized, or undercapitalized may, however, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment.
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
In 2016, the FDIC adopted a rule increasing the DIF’s minimum reserve ratio to 1.35% as required by the Dodd Frank Act. As required by the Dodd-Frank Act, the costs of increasing the DIF’s reserve ratio from 1.15% to 1.35% was borne by depository institutions with total consolidated assets of $10 billion or more, which had an impact on the Bank’s deposit insurance assessments because the Bank exceeded $10 billion in assets. The FDIC has determined that the reserve ratio should be 2.0%. In 2018, the FDIC reached the minimum reserve ratio of 1.35% and as a result the FDIC does not currently assesses a surcharge on banks with total assets in excess of $10 billion. Any future changes in FDIC insurance assessments may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
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
If the FRB, the FDIC or the DBO should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Company’s or the Bank’s operations are unsatisfactory or that the Company or the Bank or management is violating or has violated any law or regulation, these agencies have the authority to:

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

Dividends and Stock Repurchases
Hope Bancorp’s ability to pay dividends or repurchase shares of its common stock is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends or repurchase its shares either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. It is the FRB’s policy, however, that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. FRB policy requires that a banking holding company must notify the FRB if its repurchase or redemption of shares would cause a net reduction in the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. It is also the FRB’s policy that bank holding companies should not maintain dividend levels or repurchase shares in amounts that would undermine their ability to be a source of strength to its banking subsidiaries. The FRB also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, if Hope Bancorp does not maintain an adequate capital conservation buffer under the Basel III Capital Rules, its ability to pay dividends to or repurchase shares from stockholders may be restricted.
The Bank is a legal entity that is separate and distinct from Hope Bancorp. Hope Bancorp depends the Bank’s payment of dividends as primary source of cash for use in Hope Bancorp’s operations, Hope Bancorp’s payment of dividends to stockholders and Hope Bancorp’s stock repurchases. The Bank’s ability to pay dividends to Hope Bancorp is subject to provisions of the California Financial Code that limit the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The Bank’s ability to pay cash dividends to Hope Bancorp will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. If the Bank does not maintain an adequate capital conservation buffer under the Basel III Capital Rules, the Bank may face restrictions on its ability to pay dividends to Hope Bancorp.
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
In 2014, the CFPB adopted revisions to Regulation Z, which implements the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to consumer mortgages. The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under the requirements for “qualified mortgages” that meet certain specific standards. As required by the Dodd-Frank Act, the CFPB also promulgated TILA-RESPA Integrated Disclosure rules which became effective in 2015 and require new mortgage disclosures.
Employees
As of December 31, 2019, we had 1,441 full-time equivalent employees compared to 1,494 full-time equivalent employees at December 31, 2018. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

Item 1A.	RISK FACTORS
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own business. The following discussion addresses the most significant risks that could affect our business, financial condition, liquidity, results of operations, and capital position. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations may be materially and adversely effected. In that event, the market price for our common stock would likely decline.
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City, Chicago, Houston and Dallas, and Seattle metropolitan areas, New Jersey, Virginia, and Alabama. Adverse economic conditions in our market areas could potentially have a material adverse impact on the quality of our business. A renewed economic slowdown in the markets in which we operate currently and in the future may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	the level and duration of deposits may decline;

•	demand for our products and services may decline; and

•	collateral for loans may decline in value below the principal amount owed by the borrower.
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2019, approximately 77% of our loan portfolio consisted of loans secured by various types of real estate (including 1-4 family residential loans in our consumer loan portfolio). Following the financial crisis of 2008, there was a general slowdown in the economy and declines in the value of real estate. Although the economy has rebounded and real estate prices have gradually recovered from their earlier low levels, it is possible that there will be renewed deterioration in the real estate market generally and in commercial real estate values in particular. Such developments may result in additional loan charge-offs and provisions for loan losses, which may have a material and adverse effect on our net income and capital levels.
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
Furthermore, the Financial Accounting Standards Board adopted a new accounting standard for determining the amount of our allowance for credit losses (ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) (“CECL”). We are required to adopt the CECL accounting rule in 2020 and will recognize a one-time cumulative effect adjustment to our allowance for loan losses and retained earnings as of January 1, 2020. CECL materially changes how we determine our allowance for loan losses and report our financial condition and results of operations. Under the CECL model, banking organizations are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses under CECL is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the previous “incurred loss” model which delays recognition until it is probable a loss has been incurred.
Upon adoption of the standard, we expect that based on current expectations of future economic conditions, our allowance for loan losses may increase by approximately 30% to 40% from the allowance for loan losses under the previous incurred loss model. We estimate that the fully phased-in impact of CECL to the Company’s Tier 1 Common Equity Risk-Based Ratio to be a decline of approximately 22 to 29 basis points. The estimates of the impact of adopting CECL are still subject to change our management finalizes the key drivers, data elements, and methodology assumptions. The ultimate effect of CECL on the Company’s allowance for loan losses will depend on the size and composition of the loan portfolio, the portfolio’s credit quality, economic conditions, as well as any refinements to our models, methodology, and other key assumptions. Further, should the factors underlying our measurement of expected credit losses materially change over time, we may be required to increase or decrease our allowance for loan losses, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings. See the Pending Accounting Pronouncements section in footnote 1 “Hope Bancorp, Inc.” for additional information regarding CECL.
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

We face risks associated with the replacement of LIBOR. The London Interbank Offered Rate, or LIBOR, is scheduled to be phased out at the end of 2021. LIBOR serves as the benchmark rate worldwide for many financial assets, such as loans, bonds and other securities. While a working group comprised of the Federal Reserve and other market participants have proposed an alternative, SOFR, there is no consensus on what rate or rates may become accepted alternatives to LIBOR. The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. The transition could, for example:

•
Adversely affect the interest rates we pay or receive on, the revenue and expenses associated with or the value of our LIBOR-based assets and liabilities, which include our subordinated debentures, certain variable rate loans and certain other securities and financial arrangements;

•
Adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally;

•	Prompt inquiries or other actions from banking regulators regarding our preparation and readiness for the replacement of LIBOR with an alternative reference rate; and

•	Result in disputes, litigation or other actions with counterparties, including disputes regarding the interpretation and enforceability of fallback language in LIBOR-based contracts and securities.
The manner and impact of the transition from LIBOR to an alternative reference rate and the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain. Accordingly, it is not currently possible for us to determine whether, or to what extent, any such changes would affect us. However, the discontinuation of existing benchmark rates could have a material adverse effect on our business, financial condition, results of operations, prospects and customers.
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
Changes in accounting standards, including the implementation of CECL, may affect how we record and report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes and their impacts on us can be hard to predict and may result in unexpected and materially adverse impacts on our reported financial condition and results of operations.
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

As we expand outside our California markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have offices in the New York City, Chicago, Houston, Dallas, and Seattle metropolitan areas, New Jersey, Virginia, and Alabama. Over time, we may seek to establish offices to serve Korean-American and other ethnic communities in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.
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
SBA lending is an important part of our business. Our SBA lending program is dependent upon the federal government, and we face specific risks associated with originating SBA loans. Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process required for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have a material adverse effect on our business.
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

Anti-takeover provisions in our charter documents and applicable federal and state law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our charter documents could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These include, among other things, advance notice requirements to submit stockholder proposals at stockholder meetings and the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining stockholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. In particular, both federal and state law limit the acquisition of ownership of, generally, 10% or more of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or non-objection or being able to rely on an exemption from such requirement. Collectively, these provisions of our charter documents and applicable federal and state law may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
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
Several requirements in the Dodd-Frank Act for new banking regulations are applicable to certain banks and bank holding companies with $10 billion or more in assets. We have now surpassed this threshold, and these provisions, subject to a phase in period, will significantly increase compliance and operating costs and otherwise may have a significant impact on our business, financial condition, results of operations and stock price. Such provisions include the following:

•
The Dodd-Frank Act created the CFPB, which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, and accordingly has assumed examination and enforcement authority over us.

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

It is difficult to predict the overall compliance cost of these provisions. Compliance with these provisions will require additional staffing, engagement of external consultants and other operating costs that could have a material adverse effect on our future financial condition, results of operations and stock price.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2019, we operated full-service branches at 51 leased and seven owned facilities, and we operated loan production offices at 11 leased facilities. Expiration dates of our leases range from 2020 to 2030. We believe our present facilities are suitable and adequate for our current operating needs.

Item 3.	LEGAL PROCEEDINGS
In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled approximately $440 thousand at December 31, 2019. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HOPE.”
The closing price for our common stock on the NASDAQ Global Select Market on February 19, 2020 was $14.03 per share. As of February 19, 2020, there were 1,142 stockholders of record of our common stock.

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

ASSUMES $100 INVESTED ON DECEMBER 31, 2014
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2019

	Period Ending
Stock/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Hope Bancorp, Inc.	$100.00	$123.13	$161.13	$137.93	$92.61	$120.72
NASDAQ Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
S&P 600 Index	$100.00	$98.03	$124.06	$140.48	$128.56	$157.85
SNL Bank and Thrift	$100.00	$102.02	$128.80	$151.45	$125.81	$170.04
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86

Share Repurchase Program
In June 2019, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $50.0 million in common stock. During the fourth quarter of 2019, we repurchased 943,094 shares totaling $13.8 million. The following table summarizes share repurchase activities during the fourth quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
October 1, 2019 to October 31, 2019	—	$—	—	$50,000
November 1, 2019 to November 30, 2019	462,307	14.53	462,307	43,283
December 1, 2019 to December 31, 2019	480,787	14.77	480,787	36,180
Total	943,094	$14.65	943,094

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial and other data for each of the years in the five-year period ended December 31, 2019. The information below should be read in conjunction with, the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	As of or For The Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$684,786	$650,172	$572,104	$421,934	$313,660
Interest expense	218,191	162,245	90,724	58,579	40,618
Net interest income	466,595	487,927	481,380	363,355	273,042
Provision for loan losses	7,300	14,900	17,360	9,000	8,000
Net interest income after provision for loan losses	459,295	473,027	464,020	354,355	265,042
Noninterest income	49,683	60,180	66,415	51,819	43,691
Noninterest expense	282,628	277,726	266,601	214,975	153,384
Income before income tax provision	226,350	255,481	263,834	191,199	155,349
Income tax provision	55,310	65,892	124,389	77,452	63,091
Net income	$171,040	$189,589	$139,445	$113,747	$92,258

Per Common Share Data:
Earnings - basic	$1.35	$1.44	$1.03	$1.10	$1.16
Earnings - diluted	$1.35	$1.44	$1.03	$1.10	$1.16
Book value (period end)	$16.19	$15.03	$14.23	$13.72	$11.79
Cash dividends declared per common share	$0.56	$0.54	$0.50	$0.45	$0.42
Number of common shares outstanding (period end)	125,756,543	126,639,912	135,511,891	135,240,079	79,566,356
Balance Sheet Data—At Period End:
Assets	$15,667,440	$15,305,952	$14,206,717	$13,441,422	$7,912,648
Securities available for sale	$1,715,987	$1,846,265	$1,720,257	$1,556,740	$1,010,556
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$12,276,007	$12,098,115	$11,102,575	$10,543,332	$6,248,341
Deposits	$12,527,364	$12,155,656	$10,846,609	$10,642,035	$6,340,976
FHLB advances and federal funds purchased	$625,000	$821,280	$1,227,593	$754,290	$530,591
Subordinated debentures	$103,035	$101,929	$100,853	$99,808	$42,327
Convertible notes, net	$199,458	$194,543	$—	$—	$—
Stockholders’ equity	$2,036,011	$1,903,211	$1,928,255	$1,855,473	$938,095

Average Balance Sheet Data:
Assets	$15,214,412	$14,749,166	$13,648,963	$10,342,063	$7,389,530
Securities available for sale	$1,796,412	$1,772,080	$1,679,468	$1,276,068	$871,010
Gross loans, including loans held for sale	$11,998,675	$11,547,022	$10,642,349	$8,121,897	$5,846,658
Deposits	$12,066,719	$11,628,177	$10,751,886	$8,232,984	$5,879,704
Stockholders’ equity	$1,981,811	$1,910,224	$1,907,746	$1,342,954	$912,609

	As of or For The Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	1.12%	1.29%	1.02%	1.10%	1.25%
Return on average stockholders’ equity(2)	8.63%	9.92%	7.31%	8.47%	10.11%
Average stockholders’ equity to average assets	13.03%	12.95%	13.98%	12.99%	12.35%
Dividend payout ratio (dividends per share/earnings per share)	41.54%	37.58%	48.54%	40.86%	36.21%
Net interest spread(3)	2.65%	3.04%	3.46%	3.49%	3.62%
Net interest margin(4)	3.27%	3.53%	3.80%	3.75%	3.88%
Yield on interest earning assets(5)	4.81%	4.71%	4.51%	4.36%	4.46%
Cost of interest bearing liabilities(6)	2.16%	1.67%	1.05%	0.87%	0.84%
Efficiency ratio(7)	54.74%	50.67%	48.67%	51.78%	48.43%

Regulatory Capital Ratios:
Hope Bancorp:
Common Equity Tier 1	11.76%	11.44%	12.30%	12.10%	12.08%
Tier 1 Leverage	11.22%	10.55%	11.54%	11.49%	11.53%
Tier 1 risk-based	12.51%	12.21%	13.11%	12.92%	12.67%
Total risk-based	13.23%	12.94%	13.82%	13.64%	13.80%
Bank of Hope:
Common Equity Tier 1	13.72%	13.63%	12.95%	12.75%	12.56%
Tier 1 Leverage	12.29%	11.76%	11.40%	11.33%	11.43%
Tier I risk-based	13.72%	13.63%	12.95%	12.75%	12.56%
Total risk-based	14.44%	14.36%	13.66%	13.46%	13.69%

Asset Quality Data:
Nonaccrual loans	$54,785	$53,286	$46,775	$40,074	$40,801
Loans 90 days or more past due and still accruing (8)	7,547	1,529	407	305	375
Restructured loans (accruing)	35,709	50,410	67,250	48,874	47,984
Total nonperforming loans	98,041	105,225	114,432	89,253	89,160
Other real estate owned	24,091	7,754	10,787	21,990	21,035
Total nonperforming assets	$122,132	$112,979	$125,219	$111,243	$110,195

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.45%	0.44%	0.42%	0.38%	0.65%
Nonperforming loans to loans receivable	0.80%	0.87%	1.03%	0.85%	1.43%
Nonperforming assets to total assets	0.78%	0.74%	0.83%	0.83%	1.39%
Nonperforming assets to loans receivable and other real estate owned	0.99%	0.93%	1.13%	1.05%	1.76%
Allowance for loan losses to loans receivable	0.77%	0.77%	0.76%	0.75%	1.22%
Allowance for loan losses to nonaccrual loans	171.84%	173.70%	180.74%	197.99%	187.27%
Allowance for loan losses to nonperforming loans	96.03%	87.96%	73.88%	88.90%	85.70%
Allowance for loan losses to nonperforming assets	77.08%	81.92%	67.51%	71.32%	69.34%
Net charge-offs (recoveries) to average loans receivable	0.04%	0.06%	0.11%	0.07%	(0.01)%

(1)	Net income divided by average assets.

(2)	Net income divided by average stockholders’ equity.

(3)	Difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

(4)	Net interest income expressed as a percentage of average interest earning assets.

(5)	Interest income divided by average interest earning assets.

(6)	Interest expense divided by average interest bearing liabilities.

(7)	Noninterest expense divided by the sum of net interest income plus noninterest income.

(8)	Excludes acquired credit impaired loans totaling $13.2 million, $14.1 million, $18.1 million, $19.6 million, and $12.2 million as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and accompanying notes presented elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report. Please see the “Forward Looking Information” immediately preceding Part I of this Report.
Overview
We offer a full range of commercial and retail banking loan and deposit products through Bank of Hope. We have 58 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, and Alabama. We have 11 loan production offices located in Atlanta, Dallas, Denver, Portland, Seattle, Fremont, and in Southern California. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, real estate loans, trade finance loans, SBA loans, and consumer loans.
Our principal business involves earning interest on loans and investment securities that are funded primarily by customer deposits, wholesale deposits, and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of loans. Historically, we sold most of the guaranteed portion of SBA loans we originated on the secondary market, but due to the reduced premiums received from the secondary market for SBA guaranteed sales, we made the decision to retain the loans on our balance sheet. Our major expenses are the interest we pay on deposits and borrowings, provisions for loan losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending and political changes and events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our performance.
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
The following is a summary of the more subjective and complex accounting estimates and judgements affecting the financial condition and results reported in our financial statements. In each area, we have identified the variables we believe to be the most important in the estimation process. We use the best information available to us to make the estimations necessary to value the related assets and liabilities in each of these areas. Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee.
Business Combinations
Description - Mergers and acquisitions are accounted for in accordance with ASC 805 “Business Combinations” using the acquisition method of accounting. Assets and liabilities acquired and assumed are generally recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Critical accounting policies related to acquired loans is discussed in more detail below under “Purchase Credit Impaired Loans”.
Subjective Estimates and Judgments - Determining the fair value of assets and liabilities acquired often involves estimates based on internal estimate or third-party valuations using a discounted cash flow analysis or other valuation technique that may include the use of estimates. In addition, the determination of the useful lives over which intangible assets will be amortized is subjective in nature.
Impact if Actual Results Differ From Estimates and Judgments - Changes to estimates and judgments used in business combinations could result in a significant difference in the fair value of assets and liabilities acquired which would impact total goodwill recorded. A change in the useful life of intangible assets could impact amortization amounts which could have an impact on our earnings.
Investment Securities
Description - We evaluate our investment securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be other-than temporarily impaired as of December 31, 2019. Investment securities are discussed in more detail under “Financial Condition - Investment Securities Portfolios”.
Subjective Estimates and Judgments - Significant judgment is involved in determining when a decline in fair value is other-than-temporary. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
Impact if Actual Results Differ From Estimates and Judgments - Changes in management’s assessment of the factors used to determine that an investment security was not other-than-temporarily impaired could lead to additional impairment charges. A decline in fair value that we determined to be temporary could become other-than-temporary and warrant an impairment charge. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge.

Allowance for Loan Losses
Description - The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss migration experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors. The allowance for loan losses is discussed in more detail under “Financial Condition - Allowance for Loan Losses”.
Subjective Estimates and Judgments - We determine the adequacy of the allowance for loan losses by analyzing and estimating losses inherent in the loan portfolio. The allowance for loan losses contains uncertainties because the calculation requires management to use historical information, current economic data, and qualitative analyzes to make judgments on the adequacy of the allowance. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio.
Impact if Actual Results Differ From Estimates and Judgments - Adverse changes in management’s assessment of the factors used to determine the allowance for loan losses could lead to additional provision for loan losses. Actual loan losses could differ materially from management’s estimates if actual losses and conditions differ significantly from the assumptions used. These factors and conditions include general economic conditions within our market, industry trends and concentrations, real estate and other collateral values, interest rates, and the financial conditions of our borrowers. While management believes that it has established adequate specific and general allowances for probable losses on loans, actual results may prove different and the differences could be significant.
Purchased Credit Impaired (“PCI”) Loans
Description - In accordance with ASC 310-30, PCI loans are aggregated into pools based on individually evaluated common risk characteristics and expected cash flows were estimated on a pool basis. The cash flows expected to be received over the life of the pools were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events.
Subjective Estimates and Judgments - Default rates, loss severity, and prepayment speeds assumptions are estimated on a quarterly basis and updated within our accounting model to update the expectation of future cash flows. These assumptions include estimates made by management and judgments based on current conditions and other factors. The excess of the cash expected to be collected over a PCI pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan pool using the effective interest yield method.
Impact if Actual Results Differ From Estimates and Judgments - Changes in the assumptions used to estimate expected future cash flows of PCI loans could impact the accretable yield and could change the amount of interest income recognized and have an impact on our earnings.
Goodwill
Description - Goodwill is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually. Goodwill may also be tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
Before applying the two-step goodwill impairment test, in accordance with ASC 350 “Intangibles - Goodwill and Other”, we perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test.
Subjective Estimates and Judgments - Before applying the two-step goodwill impairment test, in accordance with ASC 350 “Intangibles - Goodwill and Other”, we perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. We assess certain qualitative factors to determine whether impairment is likely including: our market capitalization, capital adequacy, continued performance compared to peers, and continued improvement in asset quality trends, among others. This qualitative assessment can be subjective in nature and includes a certain amount of management judgment in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

In the event we perform an impairment test, the determination of fair value is based on valuations using management assumptions and estimates including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium.
Impact if Actual Results Differ From Estimates and Judgments - Changes in qualitative factors assessed, changes to assumptions used in the impairment test, selection and weighting of the various fair value techniques, and downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses which could have a material impact our financial condition and earnings.
Income Taxes
Description - We use the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained, when necessary, to reduce deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Furthermore, tax positions that could be deemed uncertain are required to be disclosed and reserved for if it is more likely than not that the position would not be sustained upon audit examination. Taxes are discussed in more detail in Note 11 to our Consolidated Financial Statements presented elsewhere in this Report.
Subjective Estimates and Judgments - Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. Some judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. In determining the valuation allowance, we use historical and forecasted future operating results. In determining the level of reserve needed for uncertain tax positions, we consider relevant current legislation and court rulings, among other authoritative items, to determine the level of exposure inherent in our tax positions. Management believes that the accounting estimate related to the valuation allowance and uncertain tax positions are a critical accounting estimate because the underlying assumptions can change from period to period.
Impact if Actual Results Differ From Estimates and Judgments - Although management believes that the judgments and estimates used are reasonable, should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset and tax positions taken could differ materially from the amounts recorded in the financial statements. If we are not able to realize all or part of our net deferred tax asset in the future or if a tax position is overturned by a taxing authority, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made which could have a material impact on our earnings.

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
In addition to interest expense, our income is also impacted by provisions for loan losses and noninterest expense, primarily salaries and benefits and occupancy expense. The following table presents our condensed consolidated statements of income and the changes year over year.

	Year Ended December 31, 2019	Increase (Decrease)		Year Ended December 31, 2018	Increase (Decrease)		Year Ended December 31, 2017
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$684,786	$34,614	5%	$650,172	$78,068	14%	$572,104
Interest expense	218,191	55,946	34%	162,245	71,521	79%	90,724
Net interest income	466,595	(21,332)	(4)%	487,927	6,547	1%	481,380
Provision for loan losses	7,300	(7,600)	(51)%	14,900	(2,460)	(14)%	17,360
Noninterest income	49,683	(10,497)	(17)%	60,180	(6,235)	(9)%	66,415
Noninterest expense	282,628	4,902	2%	277,726	11,125	4%	266,601
Income before income tax provision	226,350	(29,131)	(11)%	255,481	(8,353)	(3)%	263,834
Income tax provision	55,310	(10,582)	(16)%	65,892	(58,497)	(47)%	124,389
Net income	$171,040	$(18,549)	(10)%	$189,589	$50,144	36%	$139,445

Net Income
Our net income was $171.0 million for 2019 compared to $189.6 million for 2018 and $139.4 million for 2017. Our earnings per common share based on fully diluted shares were $1.35, $1.44, and $1.03 for 2019, 2018, and 2017, respectively. The return on average assets was 1.12%, 1.29%, and 1.02% and the return on average stockholders’ equity was 8.63%, 9.92%, and 7.31% for 2019, 2018, and 2017, respectively. The decrease in net income for 2019 compared to 2018 was primarily due to an increase in interest expense from an increase in cost of deposits, partially offset by an increase in interest income on loans.

Impact of Acquisitions
Income before income tax provision for the years ended December 31, 2019, 2018, and 2017 were impacted by the accretion of discounts and the amortization of premiums relating to past acquisitions. The following table summarizes the accretion and amortization adjustments that were included in net income for the years indicated below:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$7,956	$11,715	$18,372
Accretion of discounts on purchased credit impaired loans	23,874	21,837	21,542
Amortization of premiums on purchased investments in affordable housing partnerships	(303)	(338)	(338)
Amortization of premiums on assumed FHLB advances	1,280	1,413	1,597
Accretion of discounts on assumed subordinated debt	(1,107)	(1,076)	(1,045)
Amortization of premiums on assumed time deposits and savings	—	1	4,903
Amortization of core deposit intangibles	(2,228)	(2,461)	(2,703)
Total acquisition accounting adjustments	$29,472	$31,091	$42,328
Merger-related expenses	—	7	(1,781)
Total	$29,472	$31,098	$40,547

Net Interest Margin and Net Interest Rate Spread
We analyze our earnings performance using, among other measures, net interest spread and net interest margin. The net interest spread represents the difference between the weighted average yield earned on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, as well as the ratio of the amounts of interest earning assets to interest bearing liabilities.
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
The following table presents our net interest margin, net interest rate spread, and our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds, for the years indicated:

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans(1)(2)	$11,998,675	$627,673	5.23%	$11,547,022	$594,103	5.15%	$10,642,349	$529,760	4.98%
Securities available for sale (3)	1,796,412	46,295	2.58%	1,772,080	45,342	2.56%	1,679,468	36,917	2.20%
FHLB stock and other investments	453,452	10,818	2.39%	487,922	10,727	2.20%	360,086	5,427	1.51%
Total interest earning assets	14,248,539	684,786	4.81%	13,807,024	650,172	4.71%	12,681,903	572,104	4.51%
Total noninterest earning assets	965,873			942,142			967,060
Total assets	$15,214,412			$14,749,166			$13,648,963

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$3,319,556	$57,731	1.74%	$3,276,815	$43,252	1.32%	$3,490,440	$31,856	0.91%
Savings	241,968	2,596	1.07%	229,608	1,889	0.82%	268,292	1,354	0.50%
Time deposits	5,556,983	129,831	2.34%	5,107,698	89,817	1.76%	4,037,259	41,692	1.03%
Total interest bearing deposits	9,118,507	190,158	2.09%	8,614,121	134,958	1.57%	7,795,991	74,902	0.96%
FHLB advances and federal funds purchased	688,652	12,031	1.75%	870,124	15,127	1.74%	787,119	10,706	1.36%
Convertible notes, net	196,835	9,264	4.64%	123,040	5,797	4.65%	—	—	—%
Other borrowings, net	98,551	6,738	6.74%	97,455	6,363	6.44%	96,363	5,116	5.24%
Total interest bearing liabilities	10,102,545	218,191	2.16%	9,704,740	162,245	1.67%	8,679,473	90,724	1.05%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,948,212			3,014,056			2,955,895
Other liabilities	181,844			120,146			105,849
Stockholders’ equity	1,981,811			1,910,224			1,907,746
Total liabilities and stockholders’ equity	$15,214,412			$14,749,166			$13,648,963

Net interest income		$466,595			$487,927			$481,380
Net interest margin			3.27%			3.53%			3.80%
Net interest spread(4)			2.65%			3.04%			3.46%
Cost of funds(5)			1.67%			1.28%			0.78%
Cost of deposits			1.58%			1.16%			0.70%
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

The following table presents net loan origination fees, loan prepayments fee income, interest reversed for nonaccrual loans, and discount accretion income included as part of loan interest income for the years indicated:

Year ended December 31,	Net Loan Origination Fees (Costs)	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2019	$(945)	$2,998	$(1,374)	$31,830
2018	$1,492	$2,603	$(590)	$33,552
2017	$1,485	$3,963	$(419)	$39,914
Net Interest Income
Net interest income was $466.6 million for 2019, compared to $487.9 million for 2018 and $481.4 million for 2017. Changes in net interest income are a function of changes in interest rates and volumes of interest earning assets and interest bearing liabilities. The table below sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	For the years ended December 31,
	2019 Compared to 2018			2018 Compared to 2017
	Net Increase (Decrease)	Change due to		Net Increase	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$33,570	$10,060	$23,510	$64,343	$18,225	$46,118
Securities available for sale	953	327	626	8,425	6,305	2,120
FHLB stock and other investments	91	878	(787)	5,300	2,988	2,312
TOTAL INTEREST INCOME	$34,614	$11,265	$23,349	$78,068	$27,518	$50,550
INTEREST EXPENSE:
Demand, interest bearing	$14,479	$13,908	$571	$11,396	$13,451	$(2,055)
Savings	707	601	106	535	753	(218)
Time deposits	40,014	31,565	8,449	48,125	34,943	13,182
FHLB advances and federal funds purchased	(3,096)	74	(3,170)	4,421	3,206	1,215
Convertible notes, net	3,467	(6)	3,473	5,797	—	5,797
Other borrowings, net	375	303	72	1,247	1,188	59
TOTAL INTEREST EXPENSE	$55,946	$46,445	$9,501	$71,521	$53,541	$17,980
NET INTEREST INCOME	$(21,332)	$(35,180)	$13,848	$6,547	$(26,023)	$32,570
Net interest income before provision for loan losses decreased by $21.3 million, or 4%, for 2019 compared to 2018. The decrease was primarily due to an increase in cost of interest bearing deposits which increased by 52 basis points for 2019 compared to 2018. This increase resulted in an increase to interest expense of $46.4 million due to the change in rates. The decrease in net interest income was partially offset by an increase in interest income of $34.6 million due to increase in average interest earning assets of 4% during 2019 compared to the previous year which resulted in an increase in interest income of $23.3 million due to the change in volume.
Net interest income before provision for loan losses increased by $6.5 million, or 1%, for 2018 compared to 2017. The increase was primarily due to an increase in average interest earning assets by 9% during the year which resulted in an increase of $50.6 million in interest income due to volume. Interest bearing liabilities increased by 12% for 2018 compared to the previous year which resulted in an increase of $18.0 million in interest expense due to volume. Interest expense change in 2018 compared to 2017 due to change in rates amounted to $53.5 million mostly due to the increase in interest rates in 2018 and repricing of deposits. Although yields on interest earnings assets increased for 2018 compared to 2017, the increase was offset by the increase in cost of deposits for the same period.

Interest Income
Interest income was $684.8 million for 2019, compared to $650.2 million for 2018 and $572.1 million for 2017. The yield on average interest earning assets was 4.81% for 2019, compared to 4.71% for 2018 and 4.51% for 2017.
Comparison of 2019 with 2018
The increase in interest income of $34.6 million, or 5%, for 2019 compared to 2018 was primarily a result of the growth in total loans. In addition, the interest rates for 2019 were slightly higher on average compared to 2018 which resulted in an increase in yield on earnings assets. Average total loans increased by $451.7 million in 2019 compared to 2018. Discount accretion income on acquired loans decreased in 2019 totaling $31.8 million compared to $33.6 million for 2018.
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
Interest Expense
Deposits
Interest expense on deposits was $190.2 million for 2019 compared to $135.0 million for 2018 and $74.9 million for 2017. The average cost of deposits was 1.58% for 2019, compared to 1.16% for 2018 and 0.70% for 2017. The average cost of interest bearing deposits was 2.09% for 2019, compared to 1.57% for 2018 and 0.96% for 2017.
Comparison of 2019 with 2018
The increase in interest expense on total deposits of $55.2 million, or 41%, for 2019 compared to 2018 was due to an increase in interest bearing deposit accounts, particularly an increase in average time deposits accounts, in addition to an overall increase in deposit rates offered in 2019. Although our cost of deposits started experiencing a decline in the second half of 2019, the overall average rate on deposits for 2019 was higher compared to 2018. The average balance of noninterest bearing deposits accounted for 24% of total average deposits at December 31, 2019 compared to 26% at December 31, 2018.
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
Average FHLB advances and federal funds purchased were $688.7 million in 2019, compared to $870.1 million in 2018 and $787.1 million in 2017. Interest expense on FHLB advances was $12.0 million for 2019 compared to $15.1 million for 2018 and $10.7 million for 2017. The average cost of FHLB advances was 1.75% for 2019, compared to 1.74% for 2018 and 1.36% for 2017. The average cost of FHLB advances included the amortization of premiums recorded on advances acquired from prior acquisitions. Total amortization of FHLB premiums for 2019 was $1.3 million, compared to $1.4 million in 2018 and $1.6 million in 2017. During 2019, we repaid $1.35 billion in FHLB advances with an average rate of 2.16% and borrowed $1.16 billion in advances with an average rate of 2.15%.

Convertible Notes
During the second quarter of 2018, we issued $217.5 million in senior convertible notes. The carrying balance of our convertible notes are net of discount to be amortized and issuance costs to be capitalized. The cost of our convertible notes for 2019 was 4.64% compared to 4.65% for 2018. We had no convertible notes outstanding in 2017. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. After the fifth year, the cost of the convertible notes will decline as the non-cash conversion discount will be fully amortized and the issuance costs will be fully capitalized leaving the coupon rate as the only remaining cost.
Other Borrowings
Other borrowings include subordinated debentures which bear interest at the 3-month LIBOR rate plus a designated spread. With the acquisition of Wilshire Bancorp, Inc. (“Wilshire”), we assumed four subordinated debentures at a fair value of $56.9 million. There were no changes in our balance of subordinated debentures during 2018 or 2019 aside from the increases related to the discount accretion on subordinated debentures acquired from previous acquisitions. The average rate on other borrowing increased to 6.74% for 2019 compared to 6.44% for 2018 and 5.24% for 2017. The increase in cost of other borrowings for 2019 and 2018 compared to the prior year was due to the increase in the 3-month LIBOR rate.
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
With the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”) in 2020, our provision for loan losses may become more volatile due to changes in the calculation of the allowance for loan losses. CECL requires the measurement of all expected credit losses for financial assets carried at amortized cost based on historical experience, current macroeconomic conditions, and reasonable and supportable forecasts. For additional information regarding the adoption of CECL, see the “Pending Accounting Pronouncements” section in footnote 1 “Summary of Significant Accounting Polices”.
Comparison of 2019 with 2018
The provision for loan losses was $7.3 million for 2019, a decrease of $7.6 million, or 51%, from $14.9 million for 2018. The decrease in provision for loan losses for 2019 compared to 2018 was due the reduction in net charge-offs for 2019 compared to 2018 and an improvement in credit quality. The allowance for loan losses requirement remained unchanged at 0.77% of total loans at December 31, 2019 compared to December 31, 2018. The reduction in net charge-offs for 2019 resulted in a reduction in provision for loans losses required to replenish the allowance for loan losses for the year. Net charge offs totaled $4.4 million for 2019 compared to $6.9 million for 2018.
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

Noninterest Income
Noninterest income is primarily comprised of service charges on deposit accounts, net gains on sales of SBA and residential mortgage loans, and other fees and income. Noninterest income was $49.7 million for 2019 compared to $60.2 million for 2018 and $66.4 million for 2017.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31, 2019	Increase (Decrease)		Year Ended December 31, 2018	Increase (Decrease)		Year Ended December 31, 2017
		Amount	%		Amount	%
	(Dollars in thousands)
Service fees on deposit accounts	$17,933	$(618)	(3)%	$18,551	$(2,068)	(10)%	$20,619
International service fees	3,926	(445)	(10)%	4,371	(123)	(3)%	4,494
Loan servicing fees, net	2,316	(2,380)	(51)%	4,696	(737)	(14)%	5,433
Wire transfer fees	4,558	(376)	(8)%	4,934	(123)	(2)%	5,057
Net gains on sales of SBA loans	—	(9,708)	(100)%	9,708	(3,066)	(24)%	12,774
Net gains on sales of other loans	4,487	2,002	81%	2,485	(442)	(15)%	2,927
Net gains on sales or called securities available for sale	282	282	100%	—	(301)	(100)%	301
Other income and fees	16,181	746	5%	15,435	625	4%	14,810
Total noninterest income	$49,683	$(10,497)	(17)%	$60,180	$(6,235)	(9)%	$66,415
Comparison of 2019 with 2018
The decrease in noninterest income for 2019 over 2018 primarily reflected decreases in loan servicing fees and net gain on sales of SBA loans, partially offset by an increase to net gain on sales of other loans.
Loan servicing fees decreased by $2.4 million, or 51%, to $2.3 million in 2019 compared to $4.7 million in 2018. The decrease in loan servicing fees in 2019 was primarily a result of an increase in payoffs of loans we service. When loans that we service are paid off, the remaining unamortized servicing asset originally recorded is charged against servicing fees reducing our overall fee income.
Net gains on sales of SBA loans decreased by $9.7 million, or 100%, in 2019 compared to 2018. During the fourth quarter of 2018, we made the decision discontinue the practice of regularly selling the guaranteed portion of SBA loans on the secondary market and to retain these loans on our balance sheet due to the decline in premiums offered in the secondary market for the guaranteed portions SBA loans. As a result, there were no SBA loans sold in 2019 compared to $159.8 million of SBA loans sold in 2018.
Net gain on sale of other loans increased by $2.0 million, or 81%, to $4.5 million in 2019 from $2.5 million in 2018. Net gains on sales of other loans represents net gains primarily from the sale of residential mortgage loans. The increase in net gains on sales of other loans was due to the increase in residential mortgage loans sold in 2019 compared to 2018. In 2019, we sold $209.4 million in residential mortgage loans compared to $115.9 million residential mortgage loans sold in 2018.
Comparison of 2018 with 2017
The decrease in noninterest income for 2018 over 2017 primarily reflected decreases in service charges on deposit accounts, loan servicing fees, and net gain on sales of SBA and other loans.
Service charges on deposits decreased $2.1 million, or 10%, to $18.6 million in 2018 due mostly to a decrease of $1.2 million in non-sufficient funds collected from business and personal accounts and a decrease of $758 thousand in analysis fees charged on demand deposits accounts.
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
Other income and fees increased by $625 thousand, or 4.2%, to $15.4 million in 2018 from $14.8 million in 2017. Other income and fees were comprised of loan recoveries on pre-merger charged-off loans, fair value changes of equity investments, swap fee income, gain/losses on sale of fixed assets, income from bank owned life insurance, and miscellaneous income. The increase in 2018 was largely due to an increase in the fair value of equity investments and recoveries on pre-merger charged off loans, offset by a decline in swap fee income, gain on sale of fixed assets, and miscellaneous income.
Noninterest Expense
Noninterest expense is primarily comprised of salaries and employee benefit expense, occupancy expense, furniture and equipment expense, advertising and marketing expenses, data processing and communications expenses, professional fees, investment in affordable housing partnership expenses, and other expenses. Noninterest expense was $282.6 million for 2019, compared to $277.7 million for 2018 and $266.6 million for 2017. The increases in noninterest expenses were $4.9 million, or 2%, for 2019 compared to 2018, and $11.1 million, or 4%, for 2018 compared to 2017. Noninterest expense as a percentage of average assets for 2019 was 1.86% compared to 1.88% for 2018 and 1.95% for 2017.
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31, 2019	Increase (Decrease)		Year Ended December 31, 2018	Increase (Decrease)		Year Ended December 31, 2017
(Dollars in thousands)		Amount	%		Amount	%
Salaries and employee benefits	$161,174	$7,651	5%	$153,523	$8,854	6%	$144,669
Occupancy	30,735	364	1%	30,371	1,784	6%	28,587
Furniture and equipment	15,583	681	5%	14,902	259	2%	14,643
Advertising and marketing	9,146	(268)	(3)%	9,414	(867)	(8)%	10,281
Data processing and communications	10,780	(3,452)	(24)%	14,232	2,053	17%	12,179
Professional fees	22,528	6,242	38%	16,286	1,332	9%	14,954
Investment in affordable housing partnerships expenses	9,292	(2,774)	(23)%	12,066	(1,796)	(13)%	13,862
FDIC assessments	3,882	(2,690)	(41)%	6,572	1,399	27%	5,173
Credit related expenses	4,975	2,112	74%	2,863	2,281	392%	582
OREO (income) expense, net	(934)	(1,121)	(599)%	187	(2,913)	(94)%	3,100
Branch restructuring costs	—	(1,674)	(100)%	1,674	1,674	100%	—
Merger and integration expense	—	7	(100)%	(7)	(1,788)	N/A	1,781
Other	15,467	(176)	(1)%	15,643	(1,147)	(7)%	16,790
Total noninterest expense	$282,628	$4,902	2%	$277,726	$11,125	4%	$266,601
Comparison of 2019 with 2018
The increase in noninterest expense for 2019 over 2018 was due mostly to increases in salaries and employee benefits, professional fees, and credit related expenses, partially offset by a decline in data processing expenses, investment in affordable housing partnership expenses, FDIC assessment expenses, OREO expenses, and branch restructuring expenses.

Salaries and employee benefits totaled $161.2 million for 2019, an increase of $7.7 million, or 5%, compared to $153.5 million for 2018. The increase in salaries and benefits was mostly due to an increase in salaries, bonus provisions, stock compensation expenses, and insurance related expenses partially offset by a decline in loan commission paid during the year. During the third quarter of 2018, we restructured our incentive compensation plans, which resulted in a reversal of previously accrued bonus provisions. As a result, total bonus provision expense was higher in 2019 compared to the same period of 2018. The restructured incentive plan also resulted in an increase in stock compensation costs in 2019 compared to 2018 as a larger portion of the incentive plan is now paid in stock awards. In 2019, we had a large increase in insurance related costs due to an increase in self-insured insurance claims. This resulted in an increase in insurance related costs in 2019 compared to 2018. We experienced a decline in commissions paid on loans to employees in 2019 compared to 2018 due to the reduction in residential mortgage originations and associated commissions. The number of full-time equivalent employees decreased from 1,494 at December 31, 2018 to 1,441 at December 31, 2019.
Data processing and communications expenses decreased $3.5 million, or 24%, to $10.8 million for 2019 compared to $14.2 million for 2018. Data processing and communication fees for 2019 included credits received for current year data processing fees from our core processing vendor as part of our negotiated contract renewal which begins in 2020. These credits resulted in an overall decline in data processing and communications fees for 2019 compared to 2018.
Professional fees increased $6.2 million, or 38%, to $22.5 million for 2019 compared to $16.3 million for 2018. The increase in professional fees was due to increases in internal audit service fees, third parties consulting fees for assistance with the implementation of the new accounting standard for current expected credit losses (“CECL”), and various other consulting fees. Professional fees related to the implementation of CECL is expected to decline in 2020 following the adoption of the new standard.
Investments in affordable housing partnership expenses decreased $2.8 million, or 23%, to $9.3 million for 2019 compared to $12.1 million for 2018. We make investments in affordable housing partnerships and receive CRA credit and tax credits which reduces our overall tax provision expense. Investments in affordable housing partnership expenses that are not impairment related are based on the performance of the underlying investment. We receive updated financial information for our affordable housing partnerships investments and record losses based on the performance of the investment. These losses will eventually be offset by tax credits which reduce our tax provision expense. Investments in affordable housing partnerships decreased from $92.0 million at December 31, 2018 to $82.6 million at December 31, 2019.
FDIC assessment expenses decreased $2.7 million, or 41%, to $3.9 million for 2019 compared to $6.6 million for 2018. The FDIC assessment premium utilizes an initial base assessment rate which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based on our regulatory rating and certain financial measures. The decrease in FDIC assessments for 2019 compared to 2018 was due to a $1.5 million small bank assessment credit received from the FDIC during the third quarter of 2019.
Credit related expenses increased $2.1 million, or 74%, to $5.0 million for 2019 compared to $2.9 million for 2018. Credit related expenses increased in 2019 compared to 2018 largely due to increases to expenses related to loan collections, forced insurance expenses, and other miscellaneous credit related expenses.
OREO (income) expense, net experienced a decline in 2019 compared to 2018 due to a fair value adjustment recorded for a loan that was transferred to OREO during the third quarter of 2019. The fair value of the underlying collateral of the loan (less cost to sell) being transferred to OREO exceeded the carrying balance of the loan and a fair value adjustment was recorded to reflect the difference in value. The fair value adjustment of $1.7 million was partially offset by an increase in OREO related expenses.
In December 2018, we incurred a restructuring charge of $1.7 million, related to our branch rationalization plan which was announced in December 2018 and completed in the second quarter of 2019. The $1.7 million in restructuring costs consisted of $229 thousand in salaries and benefit expenses, $957 thousand in occupancy expense, and $488 thousand in other various expenditures. There were no branch restructuring costs for 2019.
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
Professional fees increased $1.3 million, or 9%, to $16.3 million for 2018 compared to $15.0 million for 2017. Compliance requirements as a result of exceeding $10 billion in total assets has resulted in additional spending to improve upon our infrastructure in fields related to IT, accounting, compliance, and risk management. For 2018, management chose to deploy a portion of the savings in tax provision that resulted from the reduction in the corporate tax rate to improve certain key areas with the assistance of third party consultants. Professional fees for 2018 also included fees paid to third parties for assistance with the implementation of the accounting standard for current expected credit loss and leases.
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
In 2018 we recorded a $7 thousand reversal to merger and integration expenses resulting in a decrease of $1.8 million to total merger and integration expenses for 2018 compared to 2017. Merger and integration expenses for 2017 consisted of remaining expenses related to the merger with Wilshire and expenses for the terminated merger with U & I Financial Corp.
Other expenses decreased $1.1 million, or 7%, to $15.6 million in 2018 compared to $16.8 million in 2017. The decrease in other expenses was due to the decline in various other expenses in 2018 compared to the previous year.
Income Tax Provision
The provision for income taxes for 2019 was $55.3 million, compared to $65.9 million in 2018 and $124.4 million in 2017. The effective income tax rate was 24.44% for 2019 compared to 25.79% for 2018 and 47.15% for 2017. The decline in tax rate for 2019 compared to 2018 was largely due to a settlement of an accrual that was previously recorded in accordance with FASB Interpretation No. 48 (“FIN 48”) codified as ASC 740-10, which lowered the provision for income taxes for 2019 by approximately $1.8 million.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) which among other changes, reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Act, our overall tax rate declined for 2019 and 2018 compared to 2017. For 2017, we had to remeasure our net deferred tax assets and investments in affordable housing partnerships applying the lower federal tax rate. This resulted in additional tax provision expense of $25.4 million.

Financial Condition
Our total assets were $15.67 billion at December 31, 2019 compared to $15.31 billion at December 31, 2018, an increase of $361.5 million, or 2% year over year. The increase in assets for 2019 compared to 2018 was principally due to the increase in cash and cash equivalents, loans receivable, and the addition of right of use operating lease assets with the adoption of ASU 2016-02. These increases for 2019 were partially offset by a decline in investments available for sale.
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
Our available for sale securities totaled $1.72 billion at December 31, 2019, compared to $1.85 billion at December 31, 2018. We had no securities that were categorized as held to maturity at December 31, 2019 or 2018. We had securities that were called, matured, or paid down totaling $296.2 million, purchased $229.3 million, and sold $115.6 million in securities during the year. At December 31, 2019, $340.9 million in securities were pledged to secure public deposits, or for other purposes required or permitted by law. $333.2 million in securities were pledged in the State of California time deposit program, $5.4 million was pledged at the United States Department of Justice, and $2.3 million were pledged for other public deposits.
Our investment portfolio consists of government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), corporate securities, and municipal securities.
Our available for sale securities portfolio is primarily invested in residential CMOs and residential and commercial MBS, which combined to represent 96% of our total available for sale portfolio as of December 31, 2019 and 2018. At December 31, 2019 and 2018, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments. All of our corporate and municipal securities at December 31, 2019 were rated as investment grade.
The following table presents the amortized cost, estimated fair value, and net unrealized gain and losses on our investment securities as of the dates indicated:

	December 31,
	2019			2018
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	$735,094	$736,655	$1,561	$914,710	$895,122	$(19,588)
MBS:
Residential	353,073	352,897	(176)	415,659	402,605	(13,054)
Commercial	541,043	552,124	11,081	481,081	469,126	(11,955)
Corporate securities	5,000	4,200	(800)	5,000	3,826	(1,174)
Municipal securities	69,631	70,111	480	77,168	75,586	(1,582)
Total investment securities available for sale	$1,703,841	$1,715,987	$12,146	$1,893,618	$1,846,265	$(47,353)

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non-tax equivalent) at December 31, 2019:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
CMOs*	$—	—%	$1,439	1.53%	$4,067	1.82%	$731,150	2.21%	$736,656	2.21%
MBS:
Residential*	—	—%	—	—%	37,972	1.74%	314,924	2.44%	352,896	2.37%
Commercial*	—	—%	6,075	1.88%	299,663	3.12%	246,386	2.63%	552,124	2.89%
Corporate Securities	—	—%	—	—%	—	—%	4,200	2.90%	4,200	2.90%
Municipal Securities	80	3.75%	351	4.56%	—	—%	69,680	3.52%	70,111	3.53%
Total	$80	3.75%	$7,865	1.92%	$341,702	2.95%	$1,366,340	2.41%	$1,715,987	2.52%

* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019:

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
CMOs*	20	$108,236	$(721)	32	$183,050	$(1,938)	52	$291,286	$(2,659)
MBS:
Residential*	6	84,107	(267)	16	129,457	(1,331)	22	213,564	(1,598)
Commercial*	7	68,452	(1,037)	5	73,697	(1,323)	12	142,149	(2,360)
Corporate securities	—	—	—	1	4,200	(800)	1	4,200	(800)
Municipal securities	2	8,942	(39)	3	15,437	(312)	5	24,379	(351)
Total	35	$269,737	$(2,064)	57	$405,841	$(5,704)	92	$675,578	$(7,768)
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
We consider the losses on our investments in an unrealized loss position at December 31, 2019 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. Our available for sale investment portfolio changed from a net unrealized loss position at December 31, 2018 to a net unrealized gain position at December 31, 2019. This change as well as investments that are in unrealized loss positions at December 31, 2019 can be attributed to the change in Treasury yields.
Equity Investments
As of December 31, 2019, equity investments totaled $49.1 million. Equity investments as of December 31, 2019 included $22.1 million in equity investments with readily determinable fair values and $27.0 million in equity investments without readily determinable fair values.
Equity investments with readily determinable fair values at December 31, 2019 consisted of mutual funds totaling $22.1 million. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income. Equity investments without readily determinable fair values at December 31, 2019 included $25.6 million in Community Reinvestment Act investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for these investments during the year ended December 31, 2019.
Loan Portfolio
We offer a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of real estate loans, commercial business loans, trade finance, and consumer loans. Gross loans receivable rose by $177.9 million to $12.28 billion at December 31, 2019 from $12.10 billion at December 31, 2018. The remaining discount on acquired loans at December 31, 2019 totaled $45.9 million compared to $65.6 million at December 31, 2018.
We experienced an increase in residential and construction real estate loans in 2019 compared to the previous year in addition to an increase in commercial business loans. All other loan types experienced declines in 2019. The rates of interest charged on variable rate loans are set at specified spreads based on the prime lending rate and LIBOR rates and vary as the prime lending rate and LIBOR rates varies. Approximately 39% of our total loans were variable rate loans at December 31, 2019 compared to 38% at December 31, 2018. Real estate loans as a percentage to total loans was 71% at December 31, 2019 compared to 71% at December 31, 2018.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) at the Bank level and certain capital notes and debentures issued by us, if any. As of December 31, 2019, our lending limit was approximately $358.2 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of approximately $597.1 million to one borrower as of December 31, 2019. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $156.6 million, of which the entire amount was performing and in good standing at December 31, 2019.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan portfolio composition:
Real estate loans:
Residential	$52,437	—%	$51,197	—%	$49,774	—%	$57,884	1%	$33,797	—%
Commercial	8,316,382	68%	8,395,327	69%	8,142,036	73%	7,842,573	75%	4,912,655	78%
Construction	296,146	3%	275,076	2%	316,412	3%	254,113	2%	123,030	2%
Total real estate loans	8,664,965	71%	8,721,600	71%	8,508,222	76%	8,154,570	78%	5,069,482	80%
Commercial business	2,558,351	21%	2,127,630	18%	1,780,869	16%	1,832,021	17%	980,153	16%
Trade finance	160,859	1%	197,190	2%	166,664	2%	154,928	1%	99,163	2%
Consumer and other	889,090	7%	1,051,486	9%	647,102	6%	403,470	4%	102,573	2%
Total loans outstanding	12,273,265	100%	12,097,906	100%	11,102,857	100%	10,544,989	100%	6,251,371	100%
Deferred loan costs (fees), net	2,742		209		(282)		(1,657)		(3,030)
Gross loans receivable	12,276,007		12,098,115		11,102,575		10,543,332		6,248,341
Less: allowance for loan losses	(94,144)		(92,557)		(84,541)		(79,343)		(76,408)
Loans receivable, net	$12,181,863		$12,005,558		$11,018,034		$10,463,989		$6,171,933
Real Estate Loans
Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Real estate loans secured by non-consumer residential real estate comprise less than 1% of the total loan portfolio (consumer residential mortgage loans are classified separately and included in consumer loans). Construction loans are also a small portion of the total real estate portfolio, comprising approximately 3% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, decreased $56.6 million or, 1%, to $8.66 billion at December 31, 2019 from $8.72 billion at December 31, 2018. Real estate loans declined slightly in 2019 from 2018 due to a decline in originations and an increase in real estate loan payoffs during the year.
Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, commercial SBA loans, equipment leasing loans, and warehouse lines of credit. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. Warehouse lines of credit are utilized by mortgage originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial business classification for warehouse lines of credit. During 2019, commercial business loans increased $430.7 million, or 20%, to $2.56 billion at December 31, 2019 from $2.13 billion at December 31, 2018. The increase in commercial business loans was due to an increase in commercial term loans and warehouse lines of credit. Consumer loans comprise approximately 7% of the total loan portfolio. Most of our consumer loan portfolio, approximately 94%, consists of single-family mortgages, but also include automobile loans, home equity lines and loans, signature term loans and lines of credit, and credit card loans. Consumer loans decreased $162.4 million, or 15%, to $889.1 million at December 31, 2019 from $1.05 billion at December 31, 2018. The decrease in consumer loans was due primarily to the decrease in originations of single-family mortgages in 2019 as well as an increase in residential mortgage loans sold during the year.

Loan Commitments
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Commitments to extend credit	$1,864,947	$1,712,032	$1,526,981	$1,592,221	$802,251
Standby letters of credit	113,720	69,763	74,748	63,753	45,083
Other commercial letters of credit	37,627	65,822	74,147	52,125	36,256
Total	$2,016,294	$1,847,617	$1,675,876	$1,708,099	$883,590
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
Nonperforming assets were $122.1 million at December 31, 2019 compared to $113.0 million at December 31, 2018. Nonperforming assets at December 31, 2019 increased from nonperforming assets at December 31, 2018 due to the increase in OREO and loans past due 90 days or more and still accruing, partially offset by a decrease in accruing restructured loans. The following table illustrates the composition of nonperforming assets and nonperforming loans by legacy loans (loans originated by us) and acquired loans (excluding PCI loans) as of the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans (1)	$54,785	$53,286	$46,775	$40,074	$40,801
Loans 90 days or more days past due, still accruing	7,547	1,529	407	305	375
Accruing restructured loans	35,709	50,410	67,250	48,874	47,984
Total nonperforming loans	98,041	105,225	114,432	89,253	89,160
OREO	24,091	7,754	10,787	21,990	21,035
Total nonperforming assets	$122,132	$112,979	$125,219	$111,243	$110,195

Nonaccrual loans (1):
Legacy Portfolio	$35,085	$42,248	$28,235	$28,944	$28,469
Acquired Portfolio	19,700	11,038	18,540	11,130	12,332
Total nonaccrual loans	$54,785	$53,286	$46,775	$40,074	$40,801

Nonperforming loans:
Legacy Portfolio	$66,114	$75,859	$77,305	$74,890	$73,422
Acquired Portfolio	31,927	29,366	37,127	14,363	15,738
Total nonperforming loans	$98,041	$105,225	$114,432	$89,253	$89,160
_________________________
(1) Nonaccrual loans exclude PCI loans and the guaranteed portion of delinquent SBA loans that are in liquidation

Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding as of December 31, 2019.

	December 31, 2019
	Loans Maturing
	Within One Year	After One to Five Years	After Five Years	Total Loans Outstanding
	(Dollars in thousands)
Real estate loans:
Residential	$13,269	$18,117	$21,051	$52,437
Commercial	967,533	2,146,438	5,202,411	8,316,382
Construction	283,667	12,479	—	296,146
Total real estate loans	1,264,469	2,177,034	5,223,462	8,664,965
Commercial business loans	993,924	536,459	1,027,968	2,558,351
Trade finance loans	159,389	1,470	—	160,859
Consumer loans	34,793	15,592	838,705	889,090
Total loans outstanding	$2,452,575	$2,730,555	$7,090,135	$12,273,265

Fixed interest rate (1)	$710,794	$1,730,045	$5,040,175	$7,481,014
Variable interest rate	1,741,781	1,000,510	2,049,960	4,792,251
Total loans outstanding	$2,452,575	$2,730,555	$7,090,135	$12,273,265
_________________________
(1) Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods as of December 31, 2019.
Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Houston, Dallas, Chicago, and Seattle metropolitan areas. At December 31, 2019, loans from California represented 62% of the total loans outstanding and loans from New York and New Jersey represented 15%. The remaining 23% of total loans outstanding represented loans from other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the California market, most of our business activity is with customers located within Southern California (55%). Therefore, our exposure to credit risk is significantly affected by changes in the economy in the Southern California area. Within our commercial real estate loan portfolio, the largest industry concentrations are retail building (20%), hotel/motel (20%), industrial & warehouse (12%), and gas station & car wash (10%). Within our commercial and business loan portfolio, the largest industry concentrations are finance and insurance (24%), wholesalers (20%), retail trade (14%), manufacturing (13%), and services (9%).
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

The allowance for loan losses was $94.1 million at December 31, 2019, compared to $92.6 million at December 31, 2018. We recorded provisions for loan losses of $7.3 million in 2019 compared to $14.9 million in 2018, and $17.4 million in 2017. During 2019, we charged off $8.1 million in loans outstanding and recovered $3.7 million in loans previously charged off. Total Criticized Loans, or loan rated special mention, substandard, doubtful, or loss at December 31, 2019 totaled $400.7 million compared to $481.4 million at December 31, 2018. The allowance for loan losses was 0.77% of gross loans at December 31, 2019 compared to 0.77% at December 31, 2018. In addition to allowance for loan losses, we had $636 thousand in allowances for unfunded loan commitments as of December 31, 2019, compared to $736 thousand as of December 31, 2018.
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
Impaired loans as defined by ASC 310-10-35, totaled $90.5 million and $104.0 million, as of December 31, 2019 and December 31, 2018, respectively, with specific allowances of $3.4 million and $4.8 million, respectively. The MLC, DLC, and the Management ALLL Committee of the Bank all review the adequacy of the allowance for loan losses on at least a quarterly basis and more frequently as needed. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, we believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2019. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.
The following table presents total nonaccrual and delinquent loans (loans past due 30+ days) as of the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Real estate - residential	$—	$—	$—	$679	$—
Real estate - commercial	40,460	38,260	33,838	37,649	28,085
Real estate - construction	14,015	—	1,300	2,813	1,369
Commercial business	12,681	21,187	25,546	13,076	15,893
Trade finance	—	2,697	—	2,556	1,731
Consumer and other	14,320	18,235	10,451	1,643	2,087
Total nonaccrual and delinquent loans	$81,476	$80,379	$71,135	$58,416	$49,165
Nonaccrual loans included above	$54,785	$53,286	$46,775	$40,074	$40,801
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including but not limited to current financial information, historical payment experience, credit documentation, public information, and current economic trends. We analyze loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. Homogeneous loans are not risk rated and credit risk is analyzed largely by the number of days past due.
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

Loans assigned a risk rating of Special Mention, Substandard, Doubtful, or Loss are referred to as Criticized Loans and loans assigned a risk rating of Substandard, Doubtful, or Loss are separately referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Special Mention	$141,452	$163,089	$214,891	$243,656	$104,186
Substandard	259,278	317,915	353,222	311,106	201,362
Doubtful/Loss	13	412	362	1,949	2,214
Total Criticized Loans	$400,743	$481,416	$568,475	$556,711	$307,762
The following table shows the provision for loan losses, the amount of loans charged off, and recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding as well as other pertinent ratios as of the dates and for the years indicated:

	At or For The Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale	$11,998,675	$11,547,022	$10,642,349	$8,121,897	$5,846,658
Total loans receivables, excluding loans held for sale	12,276,007	12,098,115	11,102,575	10,543,332	6,248,341
ALLOWANCE:
Balance - beginning of year	92,557	84,541	79,343	76,408	67,758
Loans charged off:
Real estate	(1,803)	(6,726)	(3,142)	(910)	(741)
Commercial business and trade finance	(5,086)	(2,891)	(13,300)	(7,293)	(3,530)
Consumer and other loans	(1,220)	(1,258)	(968)	(757)	(641)
Total loans charged off	(8,109)	(10,875)	(17,410)	(8,960)	(4,912)
Less recoveries:
Real estate	2,104	1,028	212	1,187	1,947
Commercial business and trade finance	1,596	2,892	4,996	1,614	3,011
Consumer and other loans	36	71	40	94	604
Total loan recoveries	3,736	3,991	5,248	2,895	5,562
Net loans (charged off) recovered	(4,373)	(6,884)	(12,162)	(6,065)	650
Provision for loan losses	7,300	14,900	17,360	9,000	8,000
PCI allowance adjustment	(1,340)	—	—	—	—
Balance - end of year	$94,144	$92,557	$84,541	$79,343	$76,408

RATIOS:
Net loan (charge offs) recoveries to average loans	(0.04)%	(0.06)%	(0.11)%	(0.07)%	0.01%
Allowance for loan losses to total loans receivable	0.77%	0.77%	0.76%	0.75%	1.22%
Net loan (charge offs) recoveries to allowance for loan losses	(4.65)%	(7.44)%	(14.39)%	(7.64)%	0.85%
Net loan (charge offs) recoveries to provision for loan losses	(59.90)%	(46.20)%	(70.06)%	(67.39)%	8.13%
Allowance for loan losses to nonperforming loans	96.03%	87.96%	73.88%	88.90%	85.70%

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
The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate—residential	$204	—%	$112	—%	$88	—%	$209	1%	$230	—%
Real estate—commercial	51,712	68%	55,890	69%	57,664	73%	49,917	75%	54,505	78%
Real estate—construction	1,677	3%	765	2%	930	3%	1,621	2%	917	2%
Commercial business	32,578	21%	27,765	18%	20,755	16%	23,547	17%	16,547	16%
Trade finance	454	1%	719	2%	1,716	2%	1,897	1%	3,592	2%
Consumer and other	7,519	7%	7,306	9%	3,388	6%	2,152	4%	617	2%
Total	$94,144	100%	$92,557	100%	$84,541	100%	$79,343	100%	$76,408	100%
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
A general loan loss allowance is provided on loans that are not specifically identified as impaired (“non-impaired loans”). The Bank’s general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on the migration analysis methodology described above. Loans are classified by class and risk grade, and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance on the most recent losses. That loss experience is then applied to the stratified portfolio at the end of each quarter. The Company utilizes nineteen non-homogeneous loan pools in the quantitative analysis process. The non-impaired real estate loan portfolio is stratified into fourteen different loan pools based on property types and the non-impaired commercial business and consumer loans are stratified into five different loan pools based on loan type in order to allocate historic loss experience on a more granular basis.
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
We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by ASC 310-10-35-22, “Measurement of Impairment”. The loans identified as impaired are accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain an appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, we generally obtain either an internally prepared evaluation report or an updated appraisal every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, management recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation or operation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
For commercial business loans, real estate loans, and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate, or on the fair value of the loan’s collateral if the loan is collateral dependent. The scope for evaluation of individual impairment includes all impaired loans greater than $500 thousand. We evaluate most loans of $500 thousand or less for impairment on a collective basis because these loans generally have smaller balances and are homogeneous in the underwriting of terms and conditions. If a loan is deemed to be impaired, the amount of the impairment is supported by a specific allowance which is included in the allowance for loan losses through a charge to the provision for loan losses.
Impaired loans at December 31, 2019 were $90.5 million, a net decrease of $13.5 million from $104.0 million at December 31, 2018. This net decrease in impaired loans was due primarily to payoffs and the sale of impaired loans in 2019.
OREO
OREO consists of real estate properties acquired through foreclosure or similar means. OREO is recorded at fair value, less estimated selling costs. At December 31, 2019 and 2018, OREO totaled $24.1 million and $7.8 million, respectively. The number of OREO properties held at December 31, 2019 was 18, unchanged from OREO properties held at December 31, 2018. For the year ended December 31, 2019, nine properties were transferred to OREO totaling of $19.4 million and we sold nine OREO properties totaling $3.2 million. For the year ended December 31, 2018, eight properties were transferred to OREO totaling $3.3 million and we sold twenty OREO properties totaling $6.3 million.

The changes in OREO for the year ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$7,754	$10,787
Additions to OREO	19,381	3,340
OREO sales	(3,211)	(6,259)
Valuation adjustments, net	167	(114)
Balance at end of period	$24,091	$7,754

Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $12.53 billion at December 31, 2019 from $12.16 billion at December 31, 2018.
The increase in deposits during 2019 was primarily due to an increase in money market deposits, demand deposits, and savings deposits partially offset by a decline in time deposits. At December 31, 2019, we had $1.48 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.57 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2018. The brokered deposits represented approximately 11.8% of our total deposits as of December 31, 2019 compared to 12.9% as of December 31, 2018. The California State Treasurer deposits have three to six months maturities with a weighted average interest rate of 1.65% and 2.34% at December 31, 2019 and December 31, 2018, respectively.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated:

	December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$3,108,687	25%	$3,022,633	25%	$2,998,734	27%
Demand, interest bearing	3,985,556	32%	3,036,653	25%	3,332,703	31%
Savings	274,151	2%	225,746	2%	240,509	2%
Time deposit of more than $250,000	1,856,715	15%	1,773,430	14%	1,279,108	12%
Other time deposits	3,302,255	26%	4,097,194	34%	2,995,555	28%
Total Deposits	$12,527,364	100%	$12,155,656	100%	$10,846,609	100%

The following table presents the maturity schedules of our time deposits, as of dates indicated:

	December 31,
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$1,897,616	37%	$1,626,890	28%	$857,761	20%
Over three months through six months	1,019,735	20%	1,165,674	20%	1,075,202	25%
Over six months through twelve months	2,132,672	41%	2,390,715	41%	1,923,003	45%
Over twelve months	108,947	2%	687,345	11%	418,697	10%
Total time deposits	$5,158,970	100%	$5,870,624	100%	$4,274,663	100%

The following table indicates the maturity schedules of our time deposits in amounts of more than $250,000 as of December 31, 2019:

	Amount	Percentage
	(Dollars in thousands)
Three months or less	$638,019	34%
Over three months through six months	372,606	20%
Over six months through twelve months	811,238	44%
Over twelve months	34,852	2%
Total	$1,856,715	100%

There can be no assurance that we will be able to continue to replace maturing time deposits at competitive rates. However, if we are unable to replace these maturing time deposits with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB, as well as with liquid assets.
FHLB Advances and Federal Funds Purchased
We utilize a combination of short-term and long-term borrowings from the FHLB and other sources to help manage our liquidity position. However, borrowings are used as a secondary source of funds and deposits are our main source of funding and liquidity.
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. We did not have any federal funds purchased at December 31, 2019 and 2018.
FHLB Advances
We may borrow from the FHLB on a short term or long term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2019 and 2018, FHLB advances totaled $625.0 million and $821.3 million, respectively with average remaining maturities of 1.2 years and 1.8 years, respectively. The weighted average rate for FHLB advances was 1.84% at December 31, 2019 compared to 1.78% (net of fair value adjustments) at December 31, 2018. As of December 31, 2019, our remaining available FHLB borrowing capacity was $3.19 billion. See Note 9 of the Consolidated Financial Statements for more detailed information on FHLB advances.
Convertible Notes
During the second quarter of 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at December 31, 2019 was $199.5 million, net of a $18.0 million in discounts, which represents the conversion option discount and capitalized issuance costs. At December 31, 2018, the net carrying balance of convertible notes was $194.5 million, net of $23.0 million in discounts and issuance costs. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Subordinated Debentures
At December 31, 2019, nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Debentures totaled $103.0 million at December 31, 2019 and $101.9 million at December 31, 2018.

As of December 31, 2019 and 2018, the Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $103.0 million, net of $26.9 million in discounts, as of December 31, 2019, issued by us to the Trusts and the investment in Trusts’ common stock of $3.9 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the Trust Preferred Securities at December 31, 2019:

Trust Name	Issuance Date	Amount	Carry Value of Subordinated Debentures	Maturity Date	Coupon Rate	Current Rate	Interest Distribution and Callable Date
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3 month LIBOR + 3.15%	5.04%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3 month LIBOR + 2.85%	4.84%	Every 7th of Jan, Apr, Jul and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3 month LIBOR + 2.95%	4.85%	Every 17th of Mar, Jun, Sep and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3 month LIBOR +1.65%	3.54%	Every 15th of Mar, Jun, Sep and Dec
Center Capital Trust I	12/30/2003	18,000	14,235	01/07/2034	3 month LIBOR +2.85%	4.84%	Every 7th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust II	03/17/2005	20,000	15,743	03/17/2035	3 month LIBOR +1.79%	3.69%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	11,134	09/15/2035	3 month LIBOR +1.40%	3.29%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	18,042	09/15/2037	3 month LIBOR +1.38%	3.27%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	15,013	06/30/2037	3 month LIBOR +1.62%	3.58%	Every 30th of Mar, Jun, Sep, and Dec
Total Trust		$126,000	$103,035
Capital Resources
Historically, our primary source of capital has been the retention of earnings, net of dividend payments to stockholders and share repurchases. We seek to maintain capital at a level sufficient to assure our stockholders, customers, and regulators that Hope Bancorp and the Bank are financially sound. For this purpose, we perform ongoing assessments of capital related risks, components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risk.
Our total stockholders’ equity increased $132.8 million, or 7%, to $2.04 billion at December 31, 2019 from $1.90 billion at December 31, 2018. The increase in our stockholders’ equity at December 31, 2019 compared to December 31, 2018 was largely due to net income earned in 2019 totaling $171.0 million and an increase in accumulated other comprehensive income totaling $41.9 million. These increases were partially offset by a decline in stockholders’ equity of $13.8 million from share repurchases recorded as treasury stock in 2019.
At December 31, 2019, our ratio of common equity to total assets was 13.00% compared to 12.43% at December 31, 2018, and our tangible common equity represented 10.27% of tangible assets at December 31, 2019, compared with 9.61% of tangible assets at December 31, 2018. Tangible common equity per share was $12.40 at December 31, 2019, compared with $11.25 at December 31, 2018. Tangible common equity to tangible assets and tangible common equity per share are non-GAAP financial measures that we believe provides investors with information that is useful in understanding our financial performance and position.

We provide certain non‑GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our financial performance and position. The methodologies for determining non-GAAP measures may differ among companies. The following tables reconciles non-GAAP financial measures used to the most comparable GAAP performance measures:

	At December 31,
	2019	2018
	(Dollars in thousands, except share and per share data)
Total stockholders’ equity	$2,036,011	$1,903,211
Less: Goodwill and core deposit intangible assets, net	(476,283)	(478,511)
Tangible common equity	$1,559,728	$1,424,700

Total assets	$15,667,440	$15,305,952
Less: Goodwill and core deposit intangible assets, net	(476,283)	(478,511)
Tangible assets	$15,191,157	$14,827,441

Common shares outstanding	125,756,543	126,639,912

Tangible common equity ratio (Tangible common equity / tangible assets)	10.27%	9.61%
Common tangible equity per share (Tangible common equity / common shares outstanding)	$12.40	$11.25
The following tables compare Hope Bancorp’s and the Bank’s capital ratios at December 31, 2019 to those required by our regulatory agencies to generally be deemed “adequately capitalized” for capital adequacy classification purposes:

	December 31, 2019
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,553,697	11.76%	$594,373	4.50%	$959,324	7.26%
Total capital (to risk-weighted assets)	$1,747,611	13.23%	$1,056,664	8.00%	$690,947	5.23%
Tier 1 capital (to risk-weighted assets)	$1,652,831	12.51%	$792,498	6.00%	$860,333	6.51%
Tier 1 capital (to average assets)	$1,652,831	11.22%	$589,367	4.00%	$1,063,464	7.22%

	December 31, 2019
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$1,811,862	13.72%	$594,320	4.50%	$1,217,542	9.22%
Total capital (to risk-weighted assets)	$1,906,642	14.44%	$1,056,569	8.00%	$850,073	6.44%
Tier 1 capital (to risk-weighted assets)	$1,811,862	13.72%	$792,427	6.00%	$1,019,435	7.72%
Tier 1 capital (to average assets)	$1,811,862	12.29%	$589,604	4.00%	$1,222,258	8.29%

New capital rules require a capital conservation buffer of 2.50% above the three minimum risked-weighted capital ratios. In January 2016, the capital conservation buffer started to phase in at 0.625% and increased at annual increments of 0.625% until fully-phased in January 2019. Our capital ratios at December 31, 2019 and December 31, 2018 exceeded all of the regulatory minimums including the fully-phased in capital conservation buffer.
Liquidity Management
Liquidity risk is the risk of reduction in our earnings or capital that could result if we were not able to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the risk of unplanned decreases or changes in funding sources and changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are the stability of the deposit base; the marketability, maturity, and pledging of our investments; the availability of alternative sources of funds; and our demand for credit.
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
Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and borrowings from the FHLB and the FRB Discount Window. These funding sources are augmented by payments of principal and interest on loans, proceeds from sale of loans, pay down of investment securities, and the liquidation or sale of securities from our available for sale portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, payment of operating expenses, share repurchases, and payment of dividends.
Net cash inflows from operating activities totaled $183.9 million, $219.9 million, and $203.5 million during 2019, 2018 and 2017, respectively. Net cash inflows from operating activities for 2019 were primarily attributable to proceeds from sales of loans held for sale and net income partially offset by originations of held for sale loans.
Net cash outflows from investing activities totaled $36.8 million, $1.15 billion, and $767.0 million during 2019, 2018 and 2017, respectively. Net cash outflows from investing activities during 2019 were primarily from purchases of securities available for sale, net increase in loans receivable, and purchase of loans receivable. These outflows were offset by proceeds received for securities available for sale that were paid down during the year, proceeds from sales of available for sale securities, and proceeds from sales of other loans.
Net cash inflows from financing activities totaled $91.9 million, $895.1 million, and $618.1 million during 2019, 2018 and 2017, respectively. Net cash inflows from financing activities for 2019 was primarily attributable to an increase in deposits and proceeds from FHLB borrowings offset by the repayment of FHLB advances, treasury stock repurchases, and dividends paid on common stock.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may purchase federal funds, borrow funds from the FHLB or the FRB’s Discount Window. As of December 31, 2019, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $4.59 billion, and we had $625.0 million in borrowings from the FHLB and no borrowings outstanding from the FRB. The FHLB System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities available for sale that are not pledged. Our liquid assets consist of cash and cash equivalents, interest bearing cash deposits with other banks, liquid investment securities available for sale, and loan repayments within 30 days. Liquid assets totaled $1.95 billion and $1.83 billion at December 31, 2019 and 2018, respectively. Cash and cash equivalents totaled $698.6 million at December 31, 2019 compared to $459.6 million at December 31, 2018.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits, and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2019, our average gross loans to average deposits ratio was 99%, unchanged from 2018 and 2017.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2019, management was not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material or adverse effect on our liquidity position. As of December 31, 2019, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2019. Payments shown for time deposits, FHLB advances, convertible notes, and subordinated debenture include interest obligation to their respective repricing dates:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time deposits	$5,099,035	$91,516	$19,747	$—	$5,210,298
FHLB advances	343,041	296,929	—	—	639,970
Convertible notes	4,350	8,700	219,168	—	232,218
Subordinated debentures (1)	992	—	—	103,035	104,027
Commitments to fund investments in affordable housing partnerships	18,697	5,872	929	2,982	28,480
Unused credit extensions	1,287,652	446,256	99,164	31,875	1,864,947
Standby letters of credit	104,432	9,172	116	—	113,720
Other commercial letters of credit	37,545	82	—	—	37,627
Total	$6,895,744	$858,527	$339,124	$137,892	$8,231,287
 ___________________

(1)	Interest for variable rate subordinated debentures were calculated using interest rates at December 31, 2019.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. The Board delegates responsibility for interest rate risk management to the ALCO and to ALM, which is composed of the Bank’s senior executives and other designated officers.
The fundamental objective of our ALM is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The ALM meets regularly to monitor interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of our assets and liabilities, and our investment activities. It also directs changes in the composition of our assets and liabilities. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types assets and liabilities may lag behind changes in market interest rates. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.
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

The following table illustrates our combined asset and liability contractual repricing as of December 31, 2019:

	0 - 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Interest-bearing cash at FRB	$415,437	$—	$—	$—	$415,437
Interest-bearing deposits in other financial institutions	4,650	24,512	—	—	29,162
Securities available for sale	4,200	80	351	1,711,356	1,715,987
Equity investments	49,090	—	—	—	49,090
Loans outstanding(1)	4,641,513	1,264,583	5,546,525	874,915	12,327,536
FHLB stock	19,407	—	—	—	19,407
Total rate sensitive assets	$5,134,297	$1,289,175	$5,546,876	$2,586,271	$14,556,619
Rate Sensitive Liabilities:
Money market and NOW	3,985,556	—	—	—	3,985,556
Savings deposits	159,605	37,961	76,585	—	274,151
Time deposits	1,897,617	3,152,406	108,947	—	5,158,970
FHLB advances	150,000	185,000	290,000	—	625,000
Convertible notes	—	—	199,458	—	199,458
Subordinated debentures	103,035	—	—	—	103,035
Total rate sensitive liabilities	$6,295,813	$3,375,367	$674,990	$—	$10,346,170

Net Gap Position	$(1,161,516)	$(2,086,192)	$4,871,886	$2,586,271
Cumulative Gap Position	$(1,161,516)	$(3,247,708)	$1,624,178	$4,210,449
 ___________________

(1)	Includes nonaccrual loans of loans of $54.8 million and held for sale of $54.3 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2019, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table:

	December 31, 2019		December 31, 2018
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	1.57%	(1.84)%	4.50%	(4.30)%
+ 100 basis points	0.88%	(0.42)%	2.18%	(2.12)%
- 100 basis points	(1.10)%	(1.12)%	(3.24)%	1.14%
- 200 basis points	(2.68)%	(4.43)%	(7.17)%	0.92%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analysis, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2019.

LIBOR Transition
On July 27, 2017, the Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021. As a result, it is expected that after 2021, LIBOR rates will no longer be available or will no longer be viewed as an acceptable benchmark rate. We have issued and we hold financial instruments that are indexed to LIBOR including investment securities available for sale, loans, derivatives, subordinated debentures, and other financial contracts that mature after December 31, 2021. At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR but in the coming quarters we will assess the impact and associated risks from this transition and will explore potential alternatives that can be used for its financial instruments that are indexed to LIBOR.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of Hope Bancorp, together with the report of Crowe LLP begin on page F-1 of this Report and are incorporated herein by reference:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.
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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2019.
b.     Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which our management has chosen to base on the framework set forth in the 2013 Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is supervised by our Chairman, President, and Chief Executive Officer and Chief Financial Officer, and is effected by the Company’s board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
With the participation of our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, and under the direction of our audit committee, our management has conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019 using the criteria set forth by COSO. Based on this assessment, our management believes that the Company’s system of internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting which is included below in this section.
c.     Changes in Internal Control Over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-1 of this report.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Delinquent Section 16(a) Reports, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2019.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2020 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2019.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2020 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2019.
The following table summarizes our equity compensation plans as of December 31, 2019:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	935,211	$15.34	4,020,192
Equity compensation plans not approved by security holders	—	—	—
Total	935,211	$15.34	4,020,192

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2020 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2019.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2020 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2019.

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

4.11	Description of Securities Registered Under Section 12 of the Exchange Act+

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

10.5	Amended and Restated BBCN Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on May 11, 2015)*

10.6	BBCN Bancorp, Inc. 2016 BBCN Incentive Compensation Plan (incorporated herein by reference to the S-4 filed with the SEC on March 8, 2016)*

10.7
Second Amended and Restated Employment Agreement, dated April 1, 2017, by and between Hope Bancorp, Inc. and Kevin S. Kim (incorporated herein by reference to the 8-K filed with the SEC on May 3, 2017)*

10.8	Bank of Hope 2017 Employee Stock Purchase Program (incorporated herein by reference to the 10-Q filed with the SEC on November 8, 2017)*

10.9	Hope Bancorp, Inc. 2019 Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A, Annex A, filed with the SEC on April 30, 2019)*

10.10	Affiliate Agreement between Hope Bancorp, Inc. and Bank of Hope*+

Number	Description

10.11	Tax Sharing Agreement among Hope Bancorp, Inc., Bank of Hope*+

14.1	Director Code of Ethics and Business Conduct (incorporated herein by reference to the 10-K filed with the SEC on March 1, 2018)

14.2	Code of Ethics and Business Conduct (incorporated herein by reference to the 10-K filed with the SEC on March 1, 2018)

21.1	Subsidiaries of the Registrant+

23.1	Consent of Crowe LLP+

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

*	Management contract, compensatory plan, or arrangement

+	Filed herewith

++	Furnished herewith
Item 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	February 26, 2020	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ KEVIN S. KIM	Chairman, President, and Chief Executive Officer	February 26, 2020
	Kevin S. Kim	(Principal Executive Officer)

By:	/s/ ALEX KO	Executive Vice President & Chief Financial Officer	February 26, 2020
	Alex Ko	(Principal Financial and Accounting Officer)

By:	/s/ SCOTT YOON-SUK WHANG	Director	February 26, 2020
Scott Yoon-Suk Whang

By:	/s/ STEVEN S. KOH	Director	February 26, 2020
Steven S. Koh

By:	/s/ DONALD D. BYUN	Director	February 26, 2020
Donald D. Byun

By:	/s/ STEVEN J. DIDION	Director	February 26, 2020
Steven J. Didion

By:	/s/ JINHO DOO	Director	February 26, 2020
Jinho Doo

By:	/s/ DAISY HA	Director	February 26, 2020
Daisy Ha

By:	/s/ JIN CHUL JHUNG	Director	February 26, 2020
Jin Chul Jhung

By:	/s/ CHUNG HYUN LEE	Director	February 26, 2020
Chung Hyun Lee

By:	/s/ WILLIAM J. LEWIS	Director	February 26, 2020
William J. Lewis

By:	/s/ DAVID P. MALONE	Director	February 26, 2020
David P. Malone

By:	/s/ JOHN R. TAYLOR	Director	February 26, 2020
John R. Taylor

By:	/s/ DALE S. ZUEHLS	Director	February 26, 2020
Dale S. Zuehls

By:	/s/ JAMES HWANG	Director	February 26, 2020
James Hwang

By:	/s/ JOON KYUNG KIM	Director	February 26, 2020
Joon Kyung Kim

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Hope Bancorp, Inc.
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Hope Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - Loans Collectively Evaluated For Impairment: Qualitative Factor Adjustments Refer to Notes 1 and 5 to the Consolidated Financial Statements

The Company estimates the probable incurred losses on its loans receivable carried at amortized cost. The allowance for loan losses (“allowance”) was a significant estimate recorded within the Company’s financial statements with a reported balance of $94.1 million as of December 31, 2019. Of this balance, $82.7 million, or approximately 88%, of the allowance was estimated on a collective basis utilizing historical loss experience adjusted for qualitative factors. The qualitative factor adjustments represented a significant component of this portion of the Company’s allowance estimate. Management performed a detailed analysis of the nine separate qualitative risk factors applied as described more fully in Note 1 to the financial statements.
The Company has established a matrix-based model (referred to as a “Credit Risk Matrix” within the notes to the financial statements) to standardize many of its qualitative factor adjustment estimates and set pre- defined ranges which are used to determine the qualitative allowance allocations. The Credit Risk Matrix is utilized by management to quantify credit risk for each qualitative factor considered and reduce the level of management subjectivity. The Company also utilized observable loan portfolio data as well as other external and internal data sources in its matrix-based model to establish the appropriate ranges of qualitative adjustments to apply based on quantitative analysis of this data.

The principal consideration for our determination that auditing the qualitative factor adjustments within the allowance for loan losses estimate is a critical audit matter is due to the level of audit effort required to evaluate the qualitative factor adjustments as the models utilized by management involved significant management judgment. Not only is a significant amount of judgment required by management at the time the matrix-based models are developed, a significant amount of judgment is also required when evaluating the relevancy of each established model and whether or not they still provide a sufficiently precise estimation of credit risk, which in turn involved our especially complex and subjective judgment. Our audit procedures related to the qualitative factor adjustments described above, included the following procedures, among others.

We tested the effectiveness of controls over the Company’s process of evaluating the reasonableness and relevancy of matrix-based models utilized in determining qualitative factor adjustments. We also evaluated the qualitative factor adjustments, including evaluating the basis for each adjustment and the reasonableness of significant assumptions and inputs utilized in the matrix-based models. We tested the accuracy of and evaluated the data utilized in the qualitative adjustment factor models.

We also evaluated whether the adjustments were relevant and reasonable considering loan portfolio trends and various credit metrics and considered whether our observations were consistent with judgements utilized by the Company’s in their own evaluation.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2017.

Los Angeles, California
February 26, 2020

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2019 AND 2018

	December 31,
	2019	2018
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$283,130	$219,366
Interest-bearing cash in other banks	415,437	240,240
Total cash and cash equivalents	698,567	459,606
Interest-bearing deposits in other financial institutions	29,162	29,409
Securities available for sale, at fair value	1,715,987	1,846,265
Equity investments	49,090	49,835
Loans held for sale, at the lower of cost or fair value	54,271	25,128
Loans receivable, net of allowance for loan losses of $94,144 and $92,557 at December 31, 2019 and December 31, 2018, respectively	12,181,863	12,005,558
Other real estate owned (“OREO”), net	24,091	7,754
Federal Home Loan Bank (“FHLB”) stock, at cost	19,407	25,461
Premises and equipment, net	52,012	53,794
Accrued interest receivable	30,772	32,225
Deferred tax assets, net	31,663	50,913
Customers’ liabilities on acceptances	1,117	2,281
Bank owned life insurance (“BOLI”)	76,339	75,219
Investments in affordable housing partnerships	82,600	92,040
Operating lease right-of-use assets, net	58,593	—
Goodwill	464,450	464,450
Core deposit intangible assets, net	11,833	14,061
Servicing assets, net	16,417	23,132
Other assets	69,206	48,821
Total assets	$15,667,440	$15,305,952

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued) DECEMBER 31, 2019 AND 2018

	December 31,
	2019	2018
	(Dollars in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$3,108,687	$3,022,633
Interest bearing:
Money market and NOW accounts	3,985,556	3,036,653
Savings deposits	274,151	225,746
Time deposits	5,158,970	5,870,624
Total deposits	12,527,364	12,155,656
FHLB advances	625,000	821,280
Convertible notes, net	199,458	194,543
Subordinated debentures, net	103,035	101,929
Accrued interest payable	33,810	31,374
Acceptances outstanding	1,117	2,281
Operating lease liabilities	60,506	—
Commitments to fund investments in affordable housing partnerships	28,481	46,507
Other liabilities	52,658	49,171
Total liabilities	13,631,429	13,402,741
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2019 and December 31, 2018; issued and outstanding 135,702,090 and 125,756,543 shares, respectively at December 31, 2019, and issued and outstanding 135,642,365 and 126,639,912 shares at December 31, 2018	136	136
Additional paid-in capital	1,428,066	1,423,405
Retained earnings	762,480	662,375
Treasury stock, at cost; 9,945,547 and 9,002,453 shares at December 31, 2019 and December 31, 2018, respectively	(163,820)	(150,000)
Accumulated other comprehensive income (loss), net	9,149	(32,705)
Total stockholders’ equity	2,036,011	1,903,211
Total liabilities and stockholders’ equity	$15,667,440	$15,305,952

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$627,673	$594,103	$529,760
Interest on securities	46,295	45,342	36,917
Interest on other investments	10,818	10,727	5,427
Total interest income	684,786	650,172	572,104
INTEREST EXPENSE:
Interest on deposits	190,158	134,958	74,902
Interest on FHLB advances	12,031	15,127	10,706
Interest on other borrowings and convertible notes	16,002	12,160	5,116
Total interest expense	218,191	162,245	90,724

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	466,595	487,927	481,380
PROVISION FOR LOAN LOSSES	7,300	14,900	17,360
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	459,295	473,027	464,020
NONINTEREST INCOME:
Service fees on deposit accounts	17,933	18,551	20,619
International service fees	3,926	4,371	4,494
Loan servicing fees, net	2,316	4,696	5,433
Wire transfer fees	4,558	4,934	5,057
Net gains on sales of SBA loans	—	9,708	12,774
Net gains on sales of other loans	4,487	2,485	2,927
Net gains on sales or called securities available for sale	282	—	301
Other income and fees	16,181	15,435	14,810
Total noninterest income	49,683	60,180	66,415
NONINTEREST EXPENSE:
Salaries and employee benefits	161,174	153,523	144,669
Occupancy	30,735	30,371	28,587
Furniture and equipment	15,583	14,902	14,643
Advertising and marketing	9,146	9,414	10,281
Data processing and communication	10,780	14,232	12,179
Professional fees	22,528	16,286	14,954
Investments in affordable housing partnerships expenses	9,292	12,066	13,862
FDIC assessments	3,882	6,572	5,173
Credit related expenses	4,975	2,863	582
OREO (income) expense, net	(934)	187	3,100
Branch restructuring costs	—	1,674	—
Merger and integration expense	—	(7)	1,781
Other	15,467	15,643	16,790
Total noninterest expense	282,628	277,726	266,601
INCOME BEFORE INCOME TAX PROVISION	226,350	255,481	263,834
INCOME TAX PROVISION	55,310	65,892	124,389
NET INCOME	$171,040	$189,589	$139,445
EARNINGS PER COMMON SHARE:
Basic	$1.35	$1.44	$1.03
Diluted	$1.35	$1.44	$1.03

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	For Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$171,040	$189,589	$139,445
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities	59,851	(16,201)	(5,796)
Reclassification adjustments for gains realized in net income	(282)	—	(301)
Tax effect	(17,715)	4,996	2,570
Other comprehensive income (loss), net of tax	41,854	(11,205)	(3,527)
Total comprehensive income	$212,894	$178,384	$135,918

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JANUARY 1, 2017	135,240,079	$135	$1,400,490	$469,505	$—	$(14,657)	$1,855,473
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	271,812	1	1,864				1,865
Stock-based compensation			2,660				2,660
Cash dividends declared on common stock ($0.50 per share)				(67,661)			(67,661)
Reclassification of stranded tax effects to retained earnings - ASU 2018-02				3,597		(3,597)	—
Comprehensive income:
Net income				139,445			139,445
Other comprehensive loss						(3,527)	(3,527)
BALANCE, DECEMBER 31, 2017	135,511,891	$136	$1,405,014	$544,886	$—	$(21,781)	$1,928,255
Reclassification of unrealized losses on equity investments to retained earnings - ASU 2016-01				(469)		281	(188)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	130,474		469				469
Stock-based compensation			2,877				2,877
Cash dividends declared on common stock ($0.54 per share)				(71,631)			(71,631)
Comprehensive income:
Net income				189,589			189,589
Other comprehensive loss						(11,205)	(11,205)
Repurchase of treasury stock	(9,002,453)				(150,000)		(150,000)
Equity component of convertible notes, net of taxes			$15,045				15,045
BALANCE, DECEMBER 31, 2018	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	59,725		12				12
Stock-based compensation			4,649				4,649
Cash dividends declared on common stock ($0.56 per share)				(70,935)			(70,935)
Comprehensive income:
Net income				171,040			171,040
Other comprehensive income						41,854	41,854
Repurchase of treasury stock	(943,094)				(13,820)		(13,820)
BALANCE, DECEMBER 31, 2019	125,756,543	$136	$1,428,066	$762,480	$(163,820)	$9,149	$2,036,011

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171,040	$189,589	$139,445
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net amortization and depreciation	2,751	(2,128)	(14,903)
Stock-based compensation expense	5,282	3,659	3,161
Provision for loan losses	7,300	14,900	17,360
Credit for unfunded loan commitments	(100)	(100)	(2,358)
Valuation adjustment of premises held for sale	—	—	1,084
Valuation adjustment of OREO	(1,231)	415	2,041
Impairment of investments in affordable housing partnership	—	—	4,846
Net gains on sales of SBA and other loans	(4,487)	(12,193)	(15,701)
Earnings on BOLI	(1,120)	(304)	(1,219)
Net change in fair value of derivatives	(71)	21	78
Net losses (gains) on sale and disposal of premises and equipment	75	50	(868)
Net losses (gains) on sales of OREO	14	(408)	(79)
Net gains on sales or called securities available for sale	(282)	—	(301)
Net change in fair value of equity investments with readily determinable fair value	(1,288)	(1,449)	—
Losses on investments in affordable housing partnership	9,137	11,728	10,266
Net change in deferred income taxes	1,535	2,742	34,740
Proceeds from sales of loans held for sale	116,590	266,115	310,345
Originations of loans held for sale	(103,819)	(255,545)	(276,537)
Origination of servicing assets	(1,790)	(6,157)	(5,874)
Change in accrued interest receivable	1,453	(2,246)	(3,099)
Change in other assets	(23,157)	(6,138)	(1,987)
Change in accrued interest payable	2,436	15,413	5,098
Change in other liabilities	3,587	1,983	(1,999)
Net cash provided by operating activities	183,855	219,947	203,539
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	(19,853)	(10,533)	(30,477)
Redemption of interest bearing deposits in other financial institutions	20,100	16,495	21,313
Purchase of securities available for sale	(229,283)	(393,584)	(572,528)
Proceeds from matured, called, or paid-down securities available for sale	296,154	221,595	264,730
Proceeds from sales of securities available for sale	115,628	—	128,791
Proceeds from sale of equity investments	2,570	—	—
Purchase of equity investments	—	(1,434)	—
Proceeds from sales of other loans	123,322	21,716	417
Purchase of loans receivable	(126,345)	—	—
Net change in loans receivable	(205,624)	(983,720)	(564,536)
Proceeds from sales of OREO	3,197	6,667	14,802
Purchase of FHLB stock	(2,417)	—	(8,573)
Redemption of FHLB stock	8,471	4,315	761
Purchase of premises and equipment	(6,619)	(6,846)	(14,777)
Proceeds from sales and disposals of premises and equipment	—	45	5,084
Proceeds from BOLI death benefits	1,834	—	382
Investments in affordable housing partnerships	(17,958)	(22,181)	(12,342)
Net cash used in investing activities	(36,823)	(1,147,465)	(766,953)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	371,708	1,309,048	209,477
Proceeds from FHLB advances	1,155,000	130,000	1,420,000
Repayment of FHLB advances	(1,350,000)	(465,000)	(1,015,000)
Proceeds from federal funds purchased	—	—	69,900
Repayment of federal funds purchased	—	(69,900)	—
Proceeds from convertible notes, net of issuance fees	—	212,920	—
Purchase of treasury stock	(13,223)	(150,000)	—
Cash dividends paid on common stock	(70,935)	(71,631)	(67,661)
Issuance of additional stock pursuant to various stock plans	12	469	1,865
Taxes paid in net settlement of restricted stock	(633)	(782)	(501)
Net cash provided by financing activities	91,929	895,124	618,080
NET CHANGE IN CASH AND CASH EQUIVALENTS	238,961	(32,394)	54,666
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	459,606	492,000	437,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$698,567	$459,606	$492,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$211,014	$144,128	$91,081
Income taxes paid	$57,115	$57,862	$104,158
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer of investments available for sale and other investments to equity investments	$—	$46,952	$—
Transfer from loans receivable to OREO	$19,381	$3,340	$7,173
Loans transferred to held for sale from loans receivable	$165,994	$21,581	$429
Loans transferred to loans receivable from held for sale	$5,181	$10,073	$4,100
Transfer from premises and equipment to premises held for sale	$—	$—	$3,300
Loans to facilitate sale of premises	$—	$—	$1,350
Loans to facilitate sale of OREO	$—	$—	$2,300
New commitments to fund affordable housing partnership investments	$—	$30,097	$26,400
Lease liabilities arising from obtaining right-of-use assets	$62,833	$—	$—
Equity component of convertible notes, net of tax	$—	$15,045	$—

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations— Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). The Bank has branches in California, New York, Illinois, Washington, Texas, New Jersey, Virginia, and Alabama, as well as loan production offices in Atlanta, Dallas, Denver, Portland, Seattle, Southern California, and Northern California. Hope Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. The Company specializes in core business banking products for small and medium-sized businesses, with an emphasis in commercial real estate and business lending, SBA lending, and international trade financing.
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
Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, interest-earning deposits, and federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2019 and 2018. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased, deferred income taxes, and other assets and liabilities.
Interest-Bearing Deposits in Other Financial Institutions—Interest-bearing deposits in other financial institutions are comprised of the Company’s investments in certificates of deposits that have original maturities greater than 90 days
Securities—Securities are classified and accounted for as follows:

(i)
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2019 and 2018, the Company did not own securities in this category;

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
Equity Investments—On January 1, 2018, the Company adopted ASU 2016-01 and reclassified its mutual funds, equity stock, correspondent bank stock, Community Development Financial Institutions Fund (“CDFI”) investments, and Community Reinvestment Act (“CRA”) investments as equity investments. The Company’s mutual funds are considered equity investments with readily determinable fair values and changes to fair value are recorded in other noninterest income. The Company’s investment in correspondent bank stock, CDFI investments, and CRA investments are equity investments without readily determinable fair values. Equity investments without readily determinable fair values are measured at cost, less impairment, and are adjusted for observable price changes which is recorded in noninterest income.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments and Hedging Transactions—As part of the Company’s asset and liability management strategy, the Company may enter into derivative financial instruments, such as interest rate swaps, and caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on net interest margin. The Company’s interest rate swaps and caps involve the exchange of fixed rate and variable rate interest payment obligations without the exchange of the underlying notional amounts and are therefore accounted for as stand-alone derivatives. Changes in the fair value of the stand-alone derivatives are reported in earnings as noninterest income. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are both considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the balance sheet, with changes in fair value recorded in earnings in the period in which the changes occur. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.
Loans Held for Sale—Residential mortgage loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. Certain loans which were originated with the intent to hold to maturity are subsequently transferred to held for sale once there is an intent to sell the loan. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost and charged to earnings. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain control over the transferred assets through an agreement to repurchase them before their maturity.
Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of any purchase discounts, unearned interest, deferred loan fees and costs, and allowance for loan losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method over the life of the loan. Interest on loans is credited to income as earned and is accrued only if deemed collectible.
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
Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). This analysis is performed at least on a quarterly basis. Homogeneous loans are not risk rated and credit risk is analyzed largely by the number of days past due. The Company uses the following definitions for risk ratings:

•	Pass: Loans that meet a preponderance or more of the Company’s underwriting criteria and that evidence an acceptable level of risk.

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
The Company uses a loan migration analysis which is a formula methodology based on the Company’s actual historical net charge off experience for each loan class (type) pool and risk grade. The migration analysis is centered on the Company’s internal credit risk rating system. The Company’s internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Company’s general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a historical loss migration methodology. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance to the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the migration analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Company to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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
The Company also establishes specific loss allowances for loans that have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined in accordance with ASC 310-10-35-22, “Measurement of Impairment.” The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, the Company obtains a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, the Company recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation or operation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
The allowance for loan losses for acquired credit impaired loans is based upon expected cash flows for these loans. To the extent that a deterioration in borrower credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on the Company’s estimate of future credit losses over the remaining life of the loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. For the year ended December 31, 2019, the Company foreclosed on properties with an aggregate carrying value of $19.4 million. The Company recorded $167 thousand in net valuation gains subsequent to the foreclosures during the year ended December 31, 2019, and the Company sold OREO properties for total proceeds of $3.2 million during the year.
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
Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed on the straight-line method over the following estimated useful lives:
•Buildings - 15 to 39 years
•Furniture, fixture, and equipment - 3 to 10 years
•Computer equipment - 1 to 5 years
•Computer software - 1 to 5 years
•Leasehold improvement - life of lease or improvements, whichever is shorter

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BOLI—The Company has purchased life insurance policies on certain key executives and directors. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Investments in Affordable Housing Partnerships—The Company owns limited partnership interests in projects of affordable housing for lower income tenants.  Under the equity method of accounting, the annual amortization is based on the estimated tax deduction amounts the bank would receive in the year. The carrying value of such investments and commitments to fund investment in affordable housing is recorded as “Investments in affordable housing partnerships” in the Consolidated Statement of Financial Condition. Commitments to fund investments in affordable housing is also included in this line items but is also grossed up and recorded as a liability.
Leases—operating lease right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the future lease payments using the Company’s incremental borrowing rate. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. The Company does not capitalize short-term leases, which are leases with terms of twelve months or less. ROU assets and related operating lease liabilities are remeasured when lease terms are amended, extended, or when management intends to exercise available extension options.
Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the consolidated statements of income. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company's share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs also include rent escalations based on changes to indices, such as the Consumer Price Index.
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
In accordance with ASC 350 “Intangibles - Goodwill and Other”, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is bypassed. Management assessed the qualitative factors related to goodwill as of December 31, 2019. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangibles are amortized over a seven to ten year period.
Loan Servicing Assets—The Company previously sold the guaranteed portion of SBA loans and retained the unguaranteed portion (“retained interest”). However, starting December 2018, the Company has chosen to retain the guaranteed portion of SBA loans. A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, including these servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for loan losses in the accompanying consolidated statements of financial condition.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were required in 2019, 2018, or 2017.
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
Earnings per Common Share—Basic Earnings per Common Share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted Earnings per Common Share reflects the potential dilution of common shares that could share in the earnings of the Company.
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $70.9 million and $71.6 million, were paid in 2019 and 2018, respectively. There were no common stock dividends declared but unpaid at December 31, 2019 and 2018.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2019 or 2018. Accrued loss contingencies for all legal claims totaled approximately $440 thousand at December 31, 2019 and $755 thousand at December 31, 2018.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Subsequently, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases Topic 842, Targeted Improvements”, and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, to provide additional clarification, implementation, and transition guidance on certain aspects of ASU 2016-02. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under ASU 2016-02, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02, ASU 2018-10, ASU 2018-11, and ASU 2018-20 were effective for fiscal years beginning after December 15, 2018. The Company adopted Topic 842 on January 1, 2019. The Company elected the transition option provided in ASU 2018-11 and the modified retrospective approach was applied on January 1, 2019. The Company did not have any amounts recorded for the cumulative adjustment to the opening balance of retained earnings. As permitted by ASU 2016-02, the Company elected the following practical expedients: lease classifications under ASC 840 were grandfathered in, the Company did not re-evaluate embedded leases, the Company did not reassess initial direct costs, the option not to separate lease and non-lease components and instead accounted for them as a single lease component, and exercised the option not to recognize right-of-use assets and lease liabilities that arose from short-term leases (i.e., leases with terms of twelve months or less). At January 1, 2019, the Company had a total of 96 operating leases resulting in the recognition of $64.2 million in right-of-use assets and related lease liabilities totaling $64.3 million. See Note 7 “Leases” of the Notes to Consolidated Financial Statements for further information.
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
In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting”. ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  Under ASU 2018-07, the accounting for share-based payments for nonemployees and employees are substantially the same. ASU supersedes Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees”. ASU 2018-07 was effective for annual period beginning after December 15, 2018. The Company adopted ASU 2018-07 on January 1, 2019. Although the Company’s stock compensation plan allows for the stock compensation to nonemployees, the Company historically has not granted stock compensation to nonemployees. Therefore, the adoption of ASU 2018-07 did not have an impact to the Company’s consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pending Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, also referred to as “CECL”. The FASB subsequently issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11 to provide additional clarification, implementation, codification improvements, transition guidance, and adoption guidance related to ASU 2016-13. ASU 2016-13 requires the measurement of all expected credit losses for financial assets carried at amortized cost held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 becomes effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019.
The Company has established a CECL committee to oversee the development and implementation of ASU 2016-13. The Company collaborated with a third party advisory team and has also engaged a software vendor to assist the Company to consolidate its models to arrive at a lifetime expected credit losses in compliance with ASU 2016-13 by the effective date. The Company has completed the model development documentation, model validation, and parallel run processes under the new methodology. The Company continues to review data quality, operational processes, policies, new disclosures, and controls arising from internal reviews of data, processes, and internal controls. The Company will adopt ASU 2016-13 during the first quarter of 2020. Upon adoption of the standard, the Company expects that based on current expectations of future economic conditions, its allowance for loan losses may increase by approximately 30% to 40% from the allowance for loan losses under the current incurred loss model with a large portion of that increase driven by longer duration CRE loans due to the capture of lifetime expected credit losses under CECL. The Company estimates that upon the adoption of CECL, the fully phased-in impact to the Company’s Tier 1 Common Equity Risk-Based Ratio to be a decline of approximately 22 to 29 basis points. The estimates of the impact of adopting CECL are still subject to change as management finalizes the key drivers, data elements, and methodology assumptions. The ultimate effect of CECL on the Company’s allowance for loan losses will depend on the size and composition of the loan portfolio, the portfolio’s credit quality, economic conditions at the time of adoption, as well as any refinements to the Company’s models, methodology, and other key assumptions. At adoption, the Company will have a cumulative-effect adjustment to retained earnings resulting from the anticipated increase in the allowance for loan losses under CECL compared to its allowance for loan losses as determined under the current incurred loss model.
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The standard also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for annual reporting periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	EQUITY INVESTMENTS
On January 1, 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result of the adoption, the Company reclassified $469 thousand in net unrealized losses included in other comprehensive income and deferred tax assets to retained earnings on January 1, 2018. Equity investments with readily determinable fair values at December 31, 2019 consisted of mutual funds in the amount of $22.1 million and is included in “Equity investments” on the consolidated statements of financial condition. In 2019, the Company sold its equity stock in other institutions for $2.6 million. There was no change in fair value recorded on the equity investments sold. At December 31, 2018, equity investments with readily determinable fair values consisted of mutual funds and equity stock in other institutions in the amount of $21.5 million and $1.9 million, respectively and is included in “Equity investments” on the consolidated statements of financial condition.
The change in fair values for equity investments with readily determinable fair values for the years ended December 31, 2019 and 2018 were recorded as other noninterest income as summarized in the table below:

	Year ended December 31,
	2019	2018
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$1,288	$1,449
Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values	$1,288	$1,449

At December 31, 2019 and 2018 the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At December 31, 2019, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the consolidated statements of financial condition was $27.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.6 million in CRA investments. At December 31, 2018, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the consolidated statements of financial condition was $26.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.1 million in CRA investments. The Company had no impairments or subsequent observable price changes for investments without readily determinable fair values for twelve months ended December 31, 2019 and 2018.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available for sale at December 31, 2019 and 2018:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$735,094	$4,220	$(2,659)	$736,655
Mortgage-backed securities:
Residential	353,073	1,422	(1,598)	352,897
Commercial	541,043	13,441	(2,360)	552,124
Corporate securities	5,000	—	(800)	4,200
Municipal securities	69,631	831	(351)	70,111
Total investment securities available for sale	$1,703,841	$19,914	$(7,768)	$1,715,987

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$914,710	$1,541	(21,129)	$895,122
Mortgage-backed securities:
Residential	415,659	47	(13,101)	402,605
Commercial	481,081	1,024	(12,979)	469,126
Corporate securities	5,000	—	(1,174)	3,826
Municipal securities	77,168	398	(1,980)	75,586
Total investment securities available for sale	$1,893,618	$3,010	$(50,363)	$1,846,265

As of December 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At December 31, 2019, $9.1 million in unrealized gains on securities available for sale net of taxes were included in accumulated other comprehensive income. At December 31, 2018, $32.7 million in unrealized losses on securities available for sale net of taxes were included in accumulated other comprehensive loss. During the twelve months ended December 31, 2019, the Company recognized net gains on sales and calls of securities available for sale in the amount of $282 thousand. There were no reclassifications out of accumulated other comprehensive loss into earnings during the twelve months ended December 31, 2018.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The proceeds from sales of securities and total gains and losses are listed below:

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Proceeds from investments sold	$115,628	$—	$128,791

Gains from sales of securities	750	—	402
Losses from sales of securities	(469)	—	(101)
Gains from called securities	1	—	—
Net gain on sales or called securities	$282	$—	$301

Tax provision recorded on the net gains on sales and calls of securities available for sale was approximately $69 thousand, $0, and $142 thousand, for the years ended December 31, 2019, 2018, and 2017, respectively.
The amortized cost and estimated fair value of investment securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date are shown separately.

	December 31, 2019
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$80	$80
Due after one year through five years	349	351
Due after five years through ten years	—	—
Due after ten years	74,202	73,880
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	735,094	736,655
Mortgage-backed securities:
Residential	353,073	352,897
Commercial	541,043	552,124
Total	$1,703,841	$1,715,987

Securities with fair values of approximately $340.9 million and $354.6 million at December 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	December 31, 2019
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	20	$108,236	$(721)	32	$183,050	$(1,938)	52	$291,286	$(2,659)
Mortgage-backed securities:
Residential*	6	84,107	(267)	16	129,457	(1,331)	22	213,564	(1,598)
Commercial*	7	68,452	(1,037)	5	73,697	(1,323)	12	142,149	(2,360)
Corporate securities	—	—	—	1	4,200	(800)	1	4,200	(800)
Municipal securities	2	8,942	(39)	3	15,437	(312)	5	24,379	(351)
Total	35	$269,737	$(2,064)	57	$405,841	$(5,704)	92	$675,578	$(7,768)

	December 31, 2018
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	1	$8,041	$(28)	93	$700,095	$(21,101)	94	$708,136	$(21,129)
Mortgage-backed securities:
Residential*	4	19,973	(37)	45	363,334	(13,064)	49	383,307	(13,101)
Commercial*	3	38,494	(218)	27	312,428	(12,761)	30	350,922	(12,979)
Corporate securities	—	—	—	1	3,826	(1,174)	1	3,826	(1,174)
Municipal securities	13	5,528	(83)	32	42,444	(1,897)	45	47,972	(1,980)
Total	21	$72,036	$(366)	198	$1,422,127	$(49,997)	219	$1,494,163	$(50,363)
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had collateralized mortgage obligations, mortgage-backed securities, corporate securities, and municipal securities that were in a continuous loss position for twelve months or longer at December 31, 2019. Corporate securities in a continuous loss position for twelve months or longer had total unrealized losses of $800 thousand at December 31, 2019. Municipal securities in a continuous loss position for twelve months or longer had total unrealized losses of $312 thousand at December 31, 2019 with the last of the securities scheduled to mature in November 2046. These securities were rated investment grade and there were no credit quality concerns with the issuer. Collateralized mortgage obligations, residential and commercial mortgage-backed securities in a continuous loss position for twelve months or longer had total unrealized losses of $1.9 million, $1.3 million, and $1.3 million, respectively, at December 31, 2019. These securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on these securities that were in an unrealized loss position have been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover the investments, which may be at maturity. For these reasons, no OTTI was recognized on the securities that were in a continuous loss position for twelve months or longer at December 31, 2019.
The Company considers the losses on its investments in unrealized loss positions at December 31, 2019 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES
The following is a summary of loans by major category at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$52,437	$51,197
Commercial	8,316,382	8,395,327
Construction	296,146	275,076
Total real estate loans	8,664,965	8,721,600
Commercial business	2,558,351	2,127,630
Trade finance	160,859	197,190
Consumer and other	889,090	1,051,486
Total loans outstanding	12,273,265	12,097,906
Deferred loan costs, net	2,742	209
Loans receivable	12,276,007	12,098,115
Allowance for loan losses	(94,144)	(92,557)
Loans receivable, net of allowance for loan losses	$12,181,863	$12,005,558

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
The following table presents changes in the accretable discount on PCI loans for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$49,697	$55,002
Accretion	(23,874)	(21,837)
Reclassification from nonaccretable difference	12,330	16,532
Balance at end of period	$38,153	$49,697

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of PCI loans is considered the “accretable yield”. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield may change from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income; 2) indices for variable rates of interest on PCI loans may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables detail the activity in the allowance for loan losses by portfolio segment for the years indicated:

	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
December 31, 2019
Balance, beginning of period	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557
Provision (credit) for loan losses	(2,993)	9,517	(481)	1,978	(482)	(120)	—	(119)	7,300
Loans charged off	(1,159)	(4,121)	—	(1,144)	(644)	(965)	—	(76)	(8,109)
Recoveries of charge offs	1,706	1,083	216	34	398	297	—	2	3,736
PCI allowance adjustment	—	—	—	—	—	(878)	—	(462)	(1,340)
Balance, end of period	$47,000	$28,305	$454	$7,137	$6,593	$4,273	$—	$382	$94,144

December 31, 2018
Balance, beginning of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541
Provision (credit) for loan losses	9,334	3,389	(588)	4,098	(5,551)	3,253	(42)	1,007	14,900
Loans charged off	(6,273)	(1,400)	(408)	(1,245)	(453)	(1,083)	—	(13)	(10,875)
Recoveries of charge offs	1,025	2,609	41	31	3	242	—	40	3,991
Balance, end of period	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557

December 31, 2017
Balance, beginning of period	$38,956	$23,430	$1,897	$2,116	$12,791	$117	$—	$36	$79,343
Provision (credit) for loan losses	8,524	(1,036)	1,825	2,207	1,341	4,500	42	(43)	17,360
Loans charged off	(2,292)	(9,881)	(2,104)	(943)	(850)	(1,315)	—	(25)	(17,410)
Recoveries of charged offs	172	4,715	56	5	40	225	—	35	5,248
Balance, end of period	$45,360	$17,228	$1,674	$3,385	$13,322	$3,527	$42	$3	$84,541
The following tables break out the allowance for loan losses and the recorded investment of loans outstanding (not including accrued interest receivable and net deferred loan costs or fees) by individually impaired, general valuation, and PCI impairment, by portfolio segment at December 31, 2019 and December 31, 2018:

	December 31, 2019
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$202	$2,198	$—	$11	$110	$875	$—	$6	$3,402
Collectively evaluated for impairment	46,798	26,107	454	7,126	1,818	353	—	7	82,663
PCI loans	—	—	—	—	4,665	3,045	—	369	8,079
Total	$47,000	$28,305	$454	$7,137	$6,593	$4,273	$—	$382	$94,144

Loans outstanding:
Individually evaluated for impairment	$37,218	$19,044	$103	$2,202	$27,380	$3,695	$—	$852	$90,494
Collectively evaluated for impairment	7,445,529	2,479,744	160,756	843,061	1,057,074	48,968	—	42,070	12,077,202
PCI loans	—	—	—	—	97,764	6,900	—	905	105,569
Total	$7,482,747	$2,498,788	$160,859	$845,263	$1,182,218	$59,563	$—	$43,827	$12,273,265

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Legacy Loans				Acquired Loans				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$176	$4,221	$—	$3	$261	$130	$—	$—	$4,791
Collectively evaluated for impairment	49,270	17,605	719	6,266	1,264	460	—	19	75,603
PCI loans	—	—	—	—	5,796	5,349	—	1,018	12,163
Total	$49,446	$21,826	$719	$6,269	$7,321	$5,939	$—	$1,037	$92,557

Loans outstanding:
Individually evaluated for impairment	$39,976	$29,624	$5,887	$441	$18,080	$5,734	$3,124	$1,141	$104,007
Collectively evaluated for impairment	7,037,392	1,988,067	188,179	910,292	1,507,858	80,916	—	133,942	11,846,646
PCI loans	—	—	—	—	118,294	23,289	—	5,670	147,253
Total	$7,077,368	$2,017,691	$194,066	$910,733	$1,644,232	$109,939	$3,124	$140,753	$12,097,906

At December 31, 2019 and December 31, 2018, the balance of PCI loans that had credit deterioration subsequent to acquisition was $18.8 million and $57.9 million, respectively. PCI loans with subsequent credit deterioration had an allowance for loan losses balance of $8.1 million and $12.2 million at December 31, 2019 and December 31, 2018, respectively
As of December 31, 2019 and December 31, 2018, the reserves for unfunded commitments recorded in other liabilities was $636 thousand and $736 thousand, respectively. For the years ended December 31, 2019 and 2018, the Company recorded reductions to reserves for unfunded commitments recorded in credit related expenses totaling $100 thousand.
The recorded investment of individually impaired loans and the total impaired loans net of specific allowance is presented in the following table as of the dates indicated:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
With allocated specific allowance:
Without charge-off	$33,344	$35,365
With charge-off	3,453	681
With no allocated specific allowance:
Without charge-off	41,904	59,607
With charge-off	11,793	8,354
Specific allowance on impaired loans	(3,402)	(4,791)
Impaired loans, net of specific allowance	$87,092	$99,216

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables detail the recorded investment of impaired loans (Legacy Loans and Acquired Loans that became impaired subsequent to being originated and acquired, respectfully) by portfolio segment, the average recorded investment, and interest income recognized during the year. Loans with no related allowance for loan losses are believed by management to be adequately collateralized.

	As of December 31, 2019			Year Ended December 31, 2019
Total Impaired Loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment (2)	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$—	$—	$—
Real estate – commercial
Retail	2,593	2,904	66	2,105	48
Hotel & motel	1,877	5,925	65	1,723	—
Gas station & car wash	54	55	2	35	—
Mixed use	611	709	10	763	6
Industrial & warehouse	8,168	9,481	155	6,465	351
Other	2,636	2,902	14	3,337	88
Real estate – construction	—	—	—	—	—
Commercial business	19,254	20,849	3,073	21,814	601
Trade finance	103	103	—	606	2
Consumer and other	1,501	1,581	17	1,010	4
Subtotal	$36,797	$44,509	$3,402	$37,858	$1,100
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—
Real estate – commercial
Retail	4,557	5,027	—	10,657	172
Hotel & motel	9,024	16,831	—	9,917	—
Gas station & car wash	217	2,671	—	433	—
Mixed use	3,229	3,246	—	4,844	198
Industrial & warehouse	12,757	14,261	—	11,168	206
Other	8,710	13,811	—	10,880	260
Real estate – construction	10,165	10,165	—	2,033	—
Commercial business	3,485	8,628	—	8,545	126
Trade finance	—	—	—	4,127	—
Consumer and other	1,553	1,577	—	1,515	—
Subtotal	$53,697	$76,217	$—	$64,119	$962
Total	$90,494	$120,726	$3,402	$101,977	$2,062
__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2019			Year Ended December 31, 2019
Impaired acquired loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment (2)	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$—	$—	$—
Real estate – commercial
Retail	759	833	20	646	—
Hotel & motel	54	345	1	65	—
Gas station & car wash	54	55	2	35	—
Mixed use	273	282	9	293	6
Industrial & warehouse	229	1,012	74	269	—
Other	1,712	1,712	4	1,142	71
Real estate – construction	—	—	—	—	—
Commercial business	3,575	3,795	875	3,490	213
Trade finance	—	—	—	—	—
Consumer and other	738	781	6	255	—
Subtotal	$7,394	$8,815	$991	$6,195	$290
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—
Real estate – commercial
Retail	3,635	3,833	—	4,913	172
Hotel & motel	5,003	6,681	—	5,287	—
Gas station & car wash	217	2,671	—	215	—
Mixed use	—	—	—	1,564	—
Industrial & warehouse	93	894	—	61	—
Other	5,186	9,279	—	4,180	260
Real estate – construction	10,165	10,165	—	2,033	—
Commercial business	120	1,413	—	1,034	—
Trade finance	—	—	—	1,902	—
Consumer and other	114	137	—	649	—
Subtotal	$24,533	$35,073	$—	$21,838	$432
Total	$31,927	$43,888	$991	$28,033	$722

__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2018			Year Ended December 31, 2018
Total Impaired Loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment (2)	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$—	$50	$—
Real estate – commercial
Retail	1,375	1,487	156	3,554	30
Hotel & motel	1,949	2,310	119	2,700	—
Gas station & car wash	—	—	—	—	—
Mixed use	881	947	43	2,032	6
Industrial & warehouse	1,305	2,139	93	1,579	70
Other	7,759	8,174	26	6,038	372
Real estate – construction	—	—	—	—	—
Commercial business	22,203	23,928	4,351	23,146	511
Trade finance	—	—	—	2,143	—
Consumer and other	575	575	3	710	7
Subtotal	$36,047	$39,560	$4,791	$41,952	$996
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—
Real estate – commercial
Retail	8,005	11,234	—	9,913	143
Hotel & motel	10,877	22,590	—	6,085	—
Gas station & car wash	545	3,653	—	520	19
Mixed use	7,048	7,058	—	3,404	347
Industrial & warehouse	12,343	13,467	—	11,560	298
Other	5,969	7,122	—	13,107	106
Real estate – construction	—	—	—	520	—
Commercial business	13,155	17,850	—	18,041	531
Trade finance	9,011	9,011	—	5,405	487
Consumer and other	1,007	1,156	—	1,457	—
Subtotal	$67,960	$93,141	$—	$70,012	$1,931
Total	$104,007	$132,701	$4,791	$111,964	$2,927
__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2018			Year Ended December 31, 2018
Impaired acquired loans (1)	Recorded Investment (2)	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment (2)	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—	$—	$50	$—
Real estate – commercial
Retail	198	220	118	510	—
Hotel & motel	72	345	4	78	—
Gas station & car wash	—	—	—	—	—
Mixed use	312	312	38	1,813	6
Industrial & warehouse	230	1,050	88	246	—
Other	3,454	3,454	13	2,133	221
Real estate – construction	—	—	—	—	—
Commercial business	4,064	5,041	130	5,380	162
Trade finance	—	—	—	—	—
Consumer and other	144	144	—	89	7
Subtotal	$8,474	$10,566	$391	$10,299	$396
With no related allowance:
Real estate – residential	$—	$—	$—	$—	$—
Real estate – commercial
Retail	3,285	4,151	—	3,202	123
Hotel & motel	5,428	6,874	—	2,685	—
Gas station & car wash	247	2,673	—	176	—
Mixed use	3,722	3,726	—	789	148
Industrial & warehouse	119	894	—	253	—
Other	1,013	1,326	—	4,662	39
Real estate – construction	—	—	—	—	—
Commercial business	1,670	2,681	—	4,658	92
Trade finance	3,124	3,124	—	3,134	189
Consumer and other	997	1,144	—	1,298	—
Subtotal	$19,605	$26,593	$—	$20,857	$591
Total	$28,079	$37,159	$391	$31,156	$987

__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
Total Impaired Loans (1)	Average Recorded Investment (2)	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—
Real estate – commercial
Retail	1,120	—
Hotel & motel	4,050	67
Gas station & car wash	43	—
Mixed use	245	6
Industrial & warehouse	1,135	—
Other	11,707	237
Real estate – construction	—	—
Commercial business	23,695	631
Trade finance	2,842	217
Consumer and other	240	4
Subtotal	$45,077	$1,162
With no related allowance:
Real estate – residential	$1,105	$—
Real estate – commercial
Retail	12,288	434
Hotel & motel	7,245	—
Gas station & car wash	3,168	—
Mixed use	3,496	—
Industrial & warehouse	8,676	262
Other	17,116	608
Real estate – construction	1,611	—
Commercial business	16,312	697
Trade finance	2,994	253
Consumer and other	1,225	25
Subtotal	$75,236	$2,279
Total	$120,313	$3,441

__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
Impaired acquired loans (1)	Average Recorded Investment (2)	Interest Income Recognized during Impairment
	(Dollars in thousands)
With related allowance:
Real estate – residential	$—	$—
Real estate – commercial
Retail	851	—
Hotel & motel	105	—
Gas station & car wash	—	—
Mixed use	179	6
Industrial & warehouse	225	—
Other	319	17
Real estate – construction	—	—
Commercial business	1,111	47
Trade finance	—	—
Consumer and other	—	—
Subtotal	$2,790	$70
With no related allowance:
Real estate – residential	$235	$—
Real estate – commercial
Retail	2,866	141
Hotel & motel	3,086	—
Gas station & car wash	619	—
Mixed use	2,191	—
Industrial & warehouse	59	3
Other	5,190	340
Real estate – construction	—	—
Commercial business	5,794	182
Trade finance	1,274	248
Consumer and other	645	7
Subtotal	$21,959	$921
Total	$24,749	$991
__________________________________
(1) Impaired loans exclude acquired PCI loans
(2) Unpaid contractual principal balance less charge offs, interest collected applied to principal if on nonaccrual and purchase discounts

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, loans are placed on nonaccrual status if principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not recognize any cash basis interest income for the twelve months ended December 31, 2019 or 2018.
The following table represents the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of December 31, 2019 or 2018.

	Nonaccrual Loans(1)		Accruing Loans Past Due 90 or More Days
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	2,029	5,153	449	—
Hotel & motel	5,844	7,325	—	—
Gas station & car wash	—	31	—	—
Mixed use	505	749	634	—
Industrial & warehouse	10,222	6,111	—	—
Other	4,176	5,940	919	—
Real estate – construction	—	—	3,850	—
Commercial business	10,204	14,837	1,096	—
Trade finance	—	1,661	—	—
Consumer and other	2,105	441	599	243
Subtotal	$35,085	$42,248	$7,547	$243
Acquired Loans: (2)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	905	829	—	—
Hotel & motel	5,057	5,500	—	1,286
Gas station & car wash	271	247	—	—
Mixed use	160	1,224	—	—
Industrial & warehouse	322	349	—	—
Other	1,279	259	—	—
Real estate – construction	10,165	—	—	—
Commercial business	689	1,632	—	—
Trade finance	—	—	—	—
Consumer and other	852	998	—	—
Subtotal	$19,700	$11,038	$—	$1,286
Total	$54,785	$53,286	$7,547	$1,529
__________________________________

(1)	Total nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.1 million and $29.2 million, at December 31, 2019 and December 31, 2018, respectively.

(2)	Acquired Loans exclude PCI loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of December 31, 2019 and December 31, 2018 by class of loans:

	As of December 31, 2019				As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	1,083	1,424	2,417	4,924	733	—	809	1,542
Hotel & motel	821	936	2,025	3,782	153	—	5,215	5,368
Gas station & car wash	318	1,984	—	2,302	—	—	31	31
Mixed use	593	—	801	1,394	—	—	—	—
Industrial & warehouse	—	—	3,853	3,853	1,465	—	1,922	3,387
Other	—	—	3,409	3,409	1,837	—	2,405	4,242
Real estate – construction	—	—	3,850	3,850	—	—	—	—
Commercial business	344	126	5,475	5,945	5,500	435	7,003	12,938
Trade finance	—	—	—	—	1,036	—	1,661	2,697
Consumer and other	8,871	914	2,175	11,960	16,413	140	247	16,800
Subtotal	$12,030	$5,384	$24,005	$41,419	$27,137	$575	$19,293	$47,005
Acquired Loans: (1)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	—	—	620	620	347	—	602	949
Hotel & motel	525	—	4,384	4,909	—	—	5,206	5,206
Gas station & car wash	679	54	196	929	154	—	221	375
Mixed use	—	—	—	—	107	—	1,034	1,141
Industrial & warehouse	94	45	93	232	142	—	119	261
Other	811	785	295	1,891	183	219	—	402
Real estate – construction	—	—	10,165	10,165	—	—	—	—
Commercial business	57	226	242	525	397	613	253	1,263
Trade finance	—	—	—	—	—	—	—	—
Consumer and other	981	—	477	1,458	—	—	334	334
Subtotal	$3,147	$1,110	$16,472	$20,729	$1,330	$832	$7,769	$9,931
Total Past Due	$15,177	$6,494	$40,477	$62,148	$28,467	$1,407	$27,062	$56,936

__________________________________

(1)	Acquired Loans exclude PCI loans.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables presents the recorded investment of risk ratings for Legacy and Acquired Loans as of December 31, 2019 and December 31, 2018 by class of loans:

	December 31, 2019
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$48,414	$—	$143	$—	$48,557
Real estate – commercial
Retail	1,884,336	29,478	38,164	—	1,951,978
Hotel & motel	1,482,398	1,237	20,864	—	1,504,499
Gas station & car wash	738,988	1,707	4,560	—	745,255
Mixed use	634,186	1,974	8,211	—	644,371
Industrial & warehouse	834,514	7,641	35,739	—	877,894
Other	1,386,594	15,625	21,994	—	1,424,213
Real estate – construction	253,765	24,641	7,574	—	285,980
Commercial business	2,435,892	38,160	24,723	13	2,498,788
Trade finance	160,859	—	—	—	160,859
Consumer and other	842,947	157	2,159	—	845,263
Subtotal	$10,702,893	$120,620	$164,131	$13	$10,987,657
Acquired Loans:
Real estate – residential	$3,563	$—	$317	$—	$3,880
Real estate – commercial
Retail	322,519	3,442	10,597	—	336,558
Hotel & motel	147,647	158	11,294	—	159,099
Gas station & car wash	92,852	454	2,953	—	96,259
Mixed use	65,268	2,932	8,144	—	76,344
Industrial & warehouse	138,928	4,039	10,015	—	152,982
Other	311,674	9,791	25,466	—	346,931
Real estate – construction	—	—	10,165	—	10,165
Commercial business	45,185	7	14,371	—	59,563
Trade finance	—	—	—	—	—
Consumer and other	41,993	9	1,825	—	43,827
Subtotal	$1,169,629	$20,832	$95,147	$—	$1,285,608
Total	$11,872,522	$141,452	$259,278	$13	$12,273,265

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Pass/ Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Legacy Loans:
Real estate – residential	$44,066	$—	$546	$—	$44,612
Real estate – commercial
Retail	1,815,170	18,072	30,686	—	1,863,928
Hotel & motel	1,389,349	21,932	15,869	—	1,427,150
Gas station & car wash	814,291	2,810	2,464	—	819,565
Mixed use	510,021	12,480	13,292	—	535,793
Industrial & warehouse	711,236	1,665	38,332	—	751,233
Other	1,326,795	35,539	34,618	—	1,396,952
Real estate – construction	227,231	10,904	—	—	238,135
Commercial business	1,944,783	18,220	54,688	—	2,017,691
Trade finance	191,508	—	2,558	—	194,066
Consumer and other	910,292	—	441	—	910,733
Subtotal	$9,884,742	$121,622	$193,494	$—	$10,199,858
Acquired Loans:
Real estate – residential	$5,812	$393	$380	$—	$6,585
Real estate – commercial
Retail	483,939	4,651	17,332	35	505,957
Hotel & motel	186,761	807	19,472	—	207,040
Gas station & car wash	148,702	274	6,032	—	155,008
Mixed use	77,100	3,986	8,151	—	89,237
Industrial & warehouse	171,574	9,451	18,071	223	199,319
Other	402,247	12,902	28,996	—	444,145
Real estate – construction	29,058	7,883	—	—	36,941
Commercial business	89,611	1,083	19,237	8	109,939
Trade finance	—	—	3,124	—	3,124
Consumer and other	136,944	37	3,626	146	140,753
Subtotal	$1,731,748	$41,467	$124,421	$412	$1,898,048
Total	$11,616,490	$163,089	$317,915	$412	$12,097,906

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are transferred at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the years ended December 31, 2019, 2018, and 2017 are presented in the table below.

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Transfer of loans held for investment to held for sale
Real estate - commercial	$25,988	$—	$429
Consumer	140,006	21,581	—
Total	$165,994	$21,581	$429

 The following table presents the breakdown of loans by impairment method at December 31, 2019 and December 31, 2018:

	December 31, 2019
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$54,433	$10,165	$22,739	$103	$3,054	$90,494
Specific allowance	$—	$312	$—	$3,073	$—	$17	$3,402
Specific allowance to impaired loans	N/A	0.57%	—%	13.51%	—%	0.56%	3.76%
Other loans	$52,437	$8,261,949	$285,981	$2,535,612	$160,756	$886,036	$12,182,771
General allowance	$204	$51,400	$1,677	$29,505	$454	$7,502	$90,742
General allowance to other loans	0.39%	0.62%	0.59%	1.16%	0.28%	0.85%	0.74%
Total loans outstanding	$52,437	$8,316,382	$296,146	$2,558,351	$160,859	$889,090	$12,273,265
Total allowance for loan losses	$204	$51,712	$1,677	$32,578	$454	$7,519	$94,144
Total allowance to total loans	0.39%	0.62%	0.57%	1.27%	0.28%	0.85%	0.77%

	December 31, 2018
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$58,056	$—	$35,358	$9,011	$1,582	$104,007
Specific allowance	$—	$437	$—	$4,351	$—	$3	$4,791
Specific allowance to impaired loans	N/A	0.75%	N/A	12.31%	—%	0.19%	4.61%
Other loans	$51,197	$8,337,271	$275,076	$2,092,272	$188,179	$1,049,904	$11,993,899
General allowance	$112	$55,453	$765	$23,414	$719	$7,303	$87,766
General allowance to other loans	0.22%	0.67%	0.28%	1.12%	0.38%	0.70%	0.73%
Total loans outstanding	$51,197	$8,395,327	$275,076	$2,127,630	$197,190	$1,051,486	$12,097,906
Total allowance for loan losses	$112	$55,890	$765	$27,765	$719	$7,306	$92,557
Total allowance to total loans	0.22%	0.67%	0.28%	1.30%	0.36%	0.69%	0.77%

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

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors”, and ASC 470-60, “Troubled Debt Restructurings by Debtors”, and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default their debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. At December 31, 2019, total TDR loans were $46.7 million, compared to $64.0 million at December 31, 2018.
A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of December 31, 2019 and December 31, 2018 are presented below:

	December 31, 2019
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$4,708	$886	$54	$5,648	$4,306	$259	$—	$4,565	$10,213
Maturity / amortization concession	14,537	10,778	43	25,358	—	5,931	122	6,053	31,411
Rate concession	4,419	181	103	4,703	334	65	—	399	5,102
Total	$23,664	$11,845	$200	$35,709	$4,640	$6,255	$122	$11,017	$46,726

	December 31, 2018
	TDRs on Accrual Status				TDRs on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Other	Total	Real Estate	Commercial Business	Other	Total
	(Dollars in thousands)
Payment concession	$5,142	$961	$—	$6,103	$2,216	$746	$—	$2,962	$9,065
Maturity / amortization concession	14,012	17,257	7,391	38,660	—	10,166	73	10,239	48,899
Rate concession	4,872	672	103	5,647	401	—	—	401	6,048
Total	$24,026	$18,890	$7,494	$50,410	$2,617	$10,912	$73	$13,602	$64,012

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at December 31, 2019 were comprised of 15 commercial real estate loans totaling $23.7 million, 27 commercial business loans totaling $11.8 million and 12 consumer and other loans totaling $200 thousand. TDRs on accrual status at December 31, 2018 were comprised of 20 commercial real estate loans totaling $24.0 million, 37 commercial business loans totaling $18.9 million, and 6 consumer and other loans totaling $7.5 million. The Company expects that TDR loans on accrual status as of December 31, 2019, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has allocated $3.1 million, $3.0 million, and $4.8 million of specific reserves on TDR loans as of December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, the Company had outstanding commitments to extend additional funds to these borrowers totaling $742 thousand and $302 thousand, respectively.
The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2019, 2018, and 2017:

	For The Years Ended December 31,
	2019			2018			2017
	Number of Loans	Pre-Modification	Post-Modification	Number of Loans	Pre-Modification	Post-Modification	Number of Loans	Pre-Modification	Post-Modification
	(Dollars in thousands)
Legacy Loans:
Real Estate - Residential	—	$—	$—	—	$—	$—	—	$—	$—
Real Estate - Commercial
Retail	1	438	438	2	53	53	2	1,082	1,082
Hotel & Motel	3	1,411	1,411	—	—	—	1	1,044	1,044
Gas Station & Car Wash	—	—	—	—	—	—	—	—	—
Mixed Use	—	—	—	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	1	2,070	2,070	1	465	465
Other	1	101	101	1	1,215	1,215	—	—	—
Real Estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	10	2,210	2,210	18	10,972	10,972	14	8,507	8,507
Trade Finance	—	—	—	1	898	898	—	—	—
Consumer and Other	10	54	54	1	63	63	—	—	—
Subtotal	25	$4,214	$4,214	24	$15,271	$15,271	18	$11,098	$11,098
Acquired Loans:
Real Estate - Residential	—	$—	$—	—	$—	$—	—	$—	$—
Real Estate - Commercial
Retail	4	1,027	1,027	—	—	—	3	1,642	1,642
Hotel & Motel	—	—	—	—	—	—	1	482	482
Gas Station & Car Wash	—	—	—	—	—	—	—	—	—
Mixed Use	—	—	—	1	73	73	—	—	—
Industrial & Warehouse	—	—	—	—	—	—	—	—	—
Other	4	2,793	2,793	1	2,688	2,688	2	6,946	6,946
Real Estate - Construction	—	—	—	1	230	230	—	—	—
Commercial business	1	131	131	—	—	—	8	4,224	4,224
Trade Finance	—	—	—	—	—	—	1	2,983	2,983
Consumer and Other	—	—	—	8	1,764	1,764	—	—	—
Subtotal	9	$3,951	$3,951	11	$4,755	$4,755	15	$16,277	$16,277
Total	34	$8,165	$8,165	35	$20,026	$20,026	33	$27,375	$27,375

The specific reserves for the TDRs modified during the twelve months ended December 31, 2019, 2018, and 2017 were $110 thousand, $262 thousand, and $1.4 million, respectively. Charge offs for TDR loans modified during the twelve months ended December 31, 2019 totaled $33 thousand. There were no charge offs for TDR modified during the twelve months ended December 31, 2018 and 2017.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents loans by class for TDRs that have been modified during the twelve months ended December 31, 2019, 2018, and 2017, and have subsequently had a payment default during the years ended December 31, 2019, 2018, and 2017, respectively:

	For The Years Ended December 31,
	2019		2018		2017
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Legacy Loans:
Real Estate - Residential	—	$—	—	$—	—	$—
Real Estate - Commercial
Retail	1	48	1	53	—	—
Hotel & Motel	1	707	1	734	—	—
Gas Station & Car Wash	—	—	—	—	—	—
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	—	—	1	2,070	—	—
Other	1	101	1	1,215	—	—
Real Estate - Construction	—	—	—	—	—	—
Commercial Business	—	—	2	886	2	178
Trade Finance	—	—	—	—	—	—
Consumer and Other	12	48	—	—	—	—
Subtotal	15	$904	6	$4,958	2	$178
Acquired Loans:
Real Estate - Residential	—	$—	—	$—	—	$—
Real Estate - Commercial
Retail	1	93	—	—	—	—
Hotel & Motel	1	54	—	—	1	482
Mixed Use	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	—	—	—
Industrial & Warehouse	1	229	1	230	—	—
Other	2	950	—	—	1	2,977
Real Estate - Construction	—	—	—	—	—	—
Commercial Business	4	237	3	189	1	40
Trade Finance	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Subtotal	9	$1,563	4	$419	3	$3,499
Total	24	$2,467	10	$5,377	5	$3,677

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of December 31, 2019, 2018, and 2017 were $105 thousand, $131 thousand, and $60 thousand, respectively, and the charge offs for the years ended December 31, 2019, 2018, and 2017 were $107 thousand, $180 thousand, and $0, respectively.
The fifteen Legacy Loans that subsequently defaulted in 2019 were modified through payment concession. The payment concessions were comprised of three commercial real estate loans totaling $856 thousand and twelve consumer loans totaling $48 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The nine Acquired Loans that subsequently defaulted in 2019 were modified through payment concessions. The payment concessions were comprised of five commercial real estate loans totaling $1.3 million and four commercial business loans totaling $237 thousand.
The six Legacy Loans that subsequently defaulted in 2018 were modified through payment concession or maturity concession. The payment concessions were comprised of two commercial real estate loans totaling $787 thousand. The maturity concessions were comprised of two commercial real estate loans totaling $3.3 million and two commercial business loan totaling $886 thousand.
The four Acquired Loans that subsequently defaulted in 2018 were modified through payment concessions. The payment concessions were comprised of three commercial business loan totaling $189 thousand and one real estate loan totaling $230 thousand.
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
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). All loans to Related Parties were made at substantially the same terms and conditions at the time of origination as other originated loans to borrowers that were not affiliated with the Company. All loans to Related Parties were current as of December 31, 2019 and 2018, and the outstanding principal balance as of December 31, 2019 and 2018 was $32.2 million and $39.3 million, respectively. Loans to related parties at December 31, 2019 consisted of $31.8 million in real estate loans and $465 thousand in commercial loans. Loans to related parties at December 31, 2018 consisted of $38.8 million in real estate loans and $531 thousand in commercial loans. The reduction in related party loans of $6.9 million from December 31, 2018 to December 31, 2019 was due to $16.1 million in loans paid off and $740 thousand in principal pay-downs partially offset by one new related party loan in the amount of $9.7 million.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of the Company’s goodwill as of December 31, 2019 and 2018 was $464.5 million. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management assessed the qualitative factors related to intangible assets and goodwill for 2019 to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that intangible assets were not impaired and that the fair value of goodwill exceeded the carrying value and that the two-step goodwill impairment test was not needed. Goodwill is not amortized for book purposes and is not tax deductible.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. The following table provides information regarding the core deposit intangibles as of the dates indicated:

			As of December 31, 2019		As of December 31, 2018
Core deposit intangibles related to:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
			(Dollars in thousands)
Center Financial	7 years	$4,100	$(4,100)	$—	$(4,100)	$—
Pacific International Bank	7 years	604	(602)	2	(579)	25
Foster Bankshares	10 years	2,763	(2,120)	643	(1,893)	870
Wilshire Bancorp	10 years	18,138	(6,950)	11,188	(4,972)	13,166
Total		$25,605	$(13,772)	$11,833	$(11,544)	$14,061

Total amortization expense on core deposit intangibles was $2.2 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively. The estimated future amortization expense for core deposit intangibles is as follows: $2.1 million in 2020, $2.0 million in 2021, $1.9 million in 2022, $1.8 million in 2023, $1.6 million in 2024, and $2.3 million thereafter.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2019 and 2018:

	As of December 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Land	$11,244	$11,244
Building and improvements	23,384	23,350
Furniture, fixtures, and equipment	26,037	28,510
Leasehold improvements	28,562	28,842
Vehicles	123	123
Software/License	10,926	8,628
	100,276	100,697
Less: Accumulated depreciation and amortization	(48,264)	(46,903)
Total premises and equipment, net	$52,012	$53,794

Depreciation and amortization expense totaled $8.3 million, $9.2 million, and $9.3 million for 2019, 2018, and 2017, respectively. There were no buildings or land sold during the years ended December 31, 2019 and 2018.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	LEASES
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”, using the modified retrospective approach under ASC 842. The Company’s operating leases are real estate leases which are comprised of bank branches, loan production offices, and office spaces with remaining lease terms ranging from 1 year to 11 years as of December 31, 2019.  Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2019, the Company did not have any finance leases.
Operating lease right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using the Company’s incremental borrowing rate at the lease commencement date. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company's share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs also include rent escalations based on changes to indices, such as the Consumer Price Index.
The table below summarizes the Company’s net lease cost:

Year Ended
December 31, 2019
(Dollars in thousands)
Operating lease cost	$16,039
Variable lease cost	3,397
Short term lease cost	9
Sublease income	(664)
Net lease cost	$18,781

The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period.
The following table summarizes supplemental balance sheet information related to operating leases:

Year Ended
December 31, 2019
(Dollars in thousands)
Operating leases
Operating lease right-of-use assets	$58,593
Current portion of long-term lease liabilities	12,807
Long-term lease liabilities	47,699
Weighted-average remaining lease term - operating leases	5.83 years
Weighted-average discount rate - operating leases	3.09%

The table below summarizes supplemental cash flow information related to operating leases:

Year Ended
December 31, 2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$14,705
Right-of-use assets obtained in exchange for lease liabilities, net	66,531

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the maturity of remaining lease liabilities:

December 31, 2019
(Dollars in thousands)
2020	$14,461
2021	13,799
2022	9,704
2023	7,565
2024	6,010
2025 and thereafter	14,996
Total lease payments	66,535
Less: imputed interest	6,029
Total lease obligations	$60,506

As of December 31, 2019, the Company did not have any additional operating lease commitments that have not yet commenced.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	DEPOSITS
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2019 and 2018, was $1.86 billion and $1.77 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at December 31, 2019 and 2018. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2019 and 2018, securities with fair values of approximately $333.2 million and $336.8 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at December 31, 2019 and December 31, 2018, totaled $1.48 billion and $1.57 billion, respectively. Brokered deposits at December 31, 2019 consisted of $538.2 million in money market and NOW accounts and $940.5 million in time deposits accounts. Brokered deposits at December 31, 2018 consisted of $370.4 million in money market and NOW accounts and $1.20 billion in time deposits accounts.
At December 31, 2019, the scheduled maturities for time deposits were as follows:

December 31, 2019
(Dollars in thousands)
Scheduled maturities in:
2020	$5,050,023
2021	75,275
2022	14,110
2023	19,260
2024	302
Total	$5,158,970

The following table presents the maturity schedules of time deposits in amounts of more than $250 thousand as of December 31, 2019:

December 31, 2019
(Dollars in thousands)
Three months or less	$638,019
Over three months through six months	372,606
Over six months through twelve months	811,238
Over twelve months	34,852
Total	$1,856,715

Interest expense on deposits for the periods indicated is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Money market and NOW	$57,731	$43,252	$31,856
Savings deposits	2,596	1,889	1,354
Time deposits	129,831	89,817	41,692
Total deposit interest expense	$190,158	$134,958	$74,902

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	BORROWINGS
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.85 billion and $3.81 billion at December 31, 2019 and 2018, respectively. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $95.0 million at December 31, 2019.
At December 31, 2019 and December 31, 2018, real estate secured loans with a carrying amount of approximately $6.76 billion and $6.01 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At December 31, 2019 and 2018, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At December 31, 2019 and 2018, FHLB advances totaling $625.0 million and $821.3 million, and had a weighted average effective interest rate of 1.84% and 1.78%, respectively. At December 31, 2019 $475.0 million in advances had fixed interest rates until maturity and $150.0 million in advances had variable interest rates as the advances were on an overnight basis. FHLB advances at December 31, 2019 had various maturities through December 2022. The interest rates on FHLB advances as of December 31, 2019 ranged between 1.35% and 2.39%. At December 31, 2019, the Company’s remaining borrowing capacity with the FHLB was $3.19 billion.
At December 31, 2019, the contractual maturities for outstanding FHLB advances were as follows:

December 31, 2019
Scheduled maturities in:	(Dollars in thousands)
2020	$335,000
2021	145,000
2022	145,000
Total	$625,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the fair market value of the qualifying loans and securities that are pledged. At December 31, 2019, the outstanding principal balance of the qualifying loans pledged at the FRB was $947.2 million and there were no investment securities pledged. At December 31, 2019 and December 31, 2018, the total available borrowing capacity at the FRB discount window was $740.6 million and $786.6 million, respectively. There were no borrowings outstanding at the FRB discount window as of December 31, 2019 and December 31, 2018.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SUBORDINATED DEBENTURES AND CONVERTIBLE NOTES
Subordinated Debt
At December 31, 2019, the Company had nine wholly-owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at December 31, 2019:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	5.04%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.84%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.85%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	3.54%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,235	Variable	4.84%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,743	Variable	3.69%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	11,134	Variable	3.29%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	18,042	Variable	3.27%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,013	Variable	3.58%	06/30/2037
Total		$126,000	$103,035

The carrying value of Debentures at December 31, 2019 and December 31, 2018 was $103.0 million and $101.9 million, respectively. At December 31, 2019 and December 31, 2018, acquired Debentures had remaining discounts of $26.9 million and $28.0 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at both December 31, 2019 and December 31, 2018, and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated statements of financial condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The convertible notes were issued as part of the Company’s plan to repurchase its common stock. On April 26, 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to use up to $100.0 million of the proceeds from the convertible notes offering to repurchase its common stock. The net proceeds from the offering, after deducting the initial purchaser’s discount, was approximately $213.2 million. Of the total net proceeds, $113.2 million was down-streamed to the Bank as equity and the remaining $100.0 million was allocated for share repurchases. The Company used approximately $76.0 million of the allocated $100.0 million to repurchase shares of its common stock from purchasers of the convertible notes in privately negotiated transactions at a purchase price per share equal to the $18.11 per share closing price of the Company’s common stock on May 11, 2018. The Company repurchased the remaining $24.0 million in stock on the open market during the second half of 2018.
In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be 5 years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and carrying value as of December 31, 2019 and 2018 is presented in the tables below:

		As of December 31, 2019
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	6,659	(15,221)
Issuance costs to be capitalized	5 years	(4,119)	1,298	(2,821)
Carrying balance of convertible notes		$191,501	$7,957	$199,458

		As of December 31, 2018
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	2,544	(19,336)
Issuance costs to be capitalized	5 years	(4,119)	498	(3,621)
Carrying balance of convertible notes		$191,501	$3,042	$194,543
Interest expense on the convertible notes for the twelve months ended December 31, 2019 and 2018 totaled $9.3 million and $5.8 million, respectively. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. Subsequent to May 15, 2023, interest expense on the convertible notes will consist of only accrued interest on the coupon.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES
The following presents a summary of income tax provision follows for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2019
Federal	$31,969	$874	$32,843
State	21,806	661	22,467
	$53,775	$1,535	$55,310
2018
Federal	$35,401	$2,336	$37,737
State	27,749	406	28,155
	$63,150	$2,742	$65,892
2017
Federal	$64,910	$31,464	$96,374
State	24,739	3,276	28,015
	$89,649	$34,740	$124,389

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
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years indicated:

	Year Ended December 31,
	2019	2018	2017
Statutory tax rate	21.00%	21.00%	35.00%
State taxes-net of federal tax effect	8.73%	8.56%	7.04%
Rate change - federal and state	—%	0.17%	9.36%
CRA investment tax credit	(4.93)%	(3.96)%	(3.50)%
Bank owned life insurance	(0.06)%	(0.20)%	(0.09)%
Tax exempt municipal bonds and loans	(0.22)%	(0.21)%	(0.45)%
Nondeductible transaction costs	—%	—%	(0.02)%
Changes in uncertain tax positions	(0.79)%	—%	—%
Other	0.71%	0.43%	(0.19)%
Effective income tax rate	24.44%	25.79%	47.15%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities at December 31, 2019 and 2018 were comprised of the following:

	At December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$10,441	$16,239
Statutory bad debt deduction less than financial statement provision	23,588	22,904
Net operating loss carry-forward	1,834	2,092
Investment security provision	474	593
State tax deductions	3,810	4,240
Accrued compensation	151	148
Deferred compensation	94	175
Mark to market on loans held for sale	913	260
Depreciation	788	202
Nonaccrual loan interest	5,550	6,027
Other real estate owned	533	585
Unrealized loss on securities available for sale	—	13,631
Non-qualified stock option and restricted share expense	2,348	1,420
Goodwill	31	117
Lease expense	—	60
Lease expense - ROU asset	614	—
Other	2,162	2,013
Total deferred tax assets	$53,331	$70,706
Deferred tax liabilities:
FHLB stock dividends	$(408)	$(617)
Deferred loan costs	(7,441)	(6,816)
State taxes deferred and other	(2,516)	(2,655)
Prepaid expenses	(1,359)	(1,802)
Amortization of intangibles	(3,837)	(4,524)
Unrealized gain on securities available for sale	(4,084)	—
Other	(2,023)	(3,379)
Total deferred tax liabilities	$(21,668)	$(19,793)
Net deferred tax assets	$31,663	$50,913

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2019 and 2018.
A summary of the Company’s net operating loss carry-forwards is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(Dollars in thousands)
2019
Saehan Bank (acquired by Wilshire)	$2,488	2030	$226	$2,488	2030	$226
Pacific International Bank	5,249	2032	420	—	N/A	—
Total	$7,737		$646	$2,488		$226

2018
Saehan Bank (acquired by Wilshire)	$2,714	2030	$226	$2,714	2030	$226
Korea First Bank of New York	494	2019	497	—	N/A	—
Pacific International Bank	5,669	2032	420	—	N/A	—
Total	$8,877		$1,143	$2,714		$226

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2015. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. During the year ended December 31, 2019, the Texas Comptroller completed examinations for the 2015, 2016, and 2017 tax years with no adjustments to the tax returns filed. The Company (including Wilshire Bancorp, Inc. a predecessor entity) was under examination by the California Franchise Tax Board (“FTB”) for the 2011, 2012, and 2013 tax years. During the year ended December 31, 2019, the Company has effectively settled positions with the FTB Settlement Bureau for the 2011, 2012, and 2013 tax years.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at January 1,	$2,314	$2,125
Additions based on tax positions related to prior years	—	247
Settlements with taxing authorities	(2,173)	(58)
Balance at December 31,	$141	$2,314

The total amount of unrecognized tax benefits was $141 thousand at December 31, 2019 and $2.3 million at December 31, 2018. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate by $136 thousand and $2.2 million at December 31, 2019 and 2018, respectively. The Company expects the total amount of unrecognized tax benefits to decrease by $141 thousand within the next twelve months due to an anticipated settlement with a state tax authority.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $34 thousand and $470 thousand accrued for interest expense at December 31, 2019 and 2018, respectively and no amount accrued for penalties.

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
Under the 2019 Plan, 4,020,192 shares were available for future grants as of December 31, 2019.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2016 Plan and 2019 Plan for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2019	982,631	$15.41
Granted	—	—
Exercised	(702)	13.10
Expired	(20,718)	16.37
Forfeited	(26,000)	17.18
Outstanding - December 31, 2019	935,211	$15.34	5.41	$1,040
Options exercisable - December 31, 2019	847,211	$15.15	5.27	$1,040

For stock options exercised during the year ended December 31, 2019, the Company received cash totaling $9 thousand and the related tax benefit from the stock option exercises was $0.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of restricted and performance unit activity under the 2016 Plan and 2019 Plan for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2019	478,891	$16.37
Granted	784,728	13.20
Vested	(119,147)	16.91
Forfeited	(108,728)	14.70
Outstanding - December 31, 2019	1,035,744	$14.08

The total fair value of restricted and performance units vested for the years ended December 31, 2019, 2018, and 2017 was $1.6 million, $2.7 million, and $2.7 million, respectively.
The amount charged against income related to stock based payment arrangements was $5.3 million, $3.7 million, and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units totaled $12.9 million and is expected to be recognized over a remaining weighted average vesting period of 2.0 years.
The estimated annual stock-based compensation expense as of December 31, 2019 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(Dollars in thousands)
For the year ended December 31:
2020	$7,069
2021	4,623
2022	1,019
2023	167
2024	55
Total	$12,933

In 2017, the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock based compensation expense. The compensation expense for ESPP for the years ended December 31, 2019 and 2018 was $217 thousand and $319 thousand, respectively. The Company did not have any compensation expenses for the ESPP for the year ended December 31, 2017.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan - The Company established a deferred compensation plan that permits eligible officers, key executives, and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2019 and 2018 amounted to $765 thousand and $1.0 million, respectively, and were included in other liabilities in the consolidated statements of financial condition. Interest expense recognized under the deferred compensation plan totaled $34 thousand, $22 thousand, and $21 thousand for 2019, 2018, and 2017, respectively.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only two NEOs are currently participating in the LTIP. The Company accrued $513 thousand, $510 thousand, and $455 thousand in 2019, 2018, and 2017, respectively.
401(k) Savings Plan - The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The Company matches 75% of the first 8% of the employee’s compensation contributed. Employer matching is vested 25% after 2 years of service, 50% after 3 years of service, 75% after 4 years of service, and 100% after 5 or more years of service. Total employer contributions to the plan amounted to approximately $4.2 million, $5.2 million, and $4.4 million for 2019, 2018 and 2017, respectively.
Post-Retirement Benefit Plans - The Company has purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Company will be paid to beneficiaries named by the directors and officers. Total death benefits received by the Company was $1.8 million, $0, and $382 thousand, for 2019, 2018, and 2017, respectively. There were no death benefits received in 2018.
In 2016, the Company assumed Wilshire Bank’s Survivor Income Plans which was originally adopted in 2003 and 2005 for the benefit of the directors and officers in order to encourage their continued employment and service, and to reward them for their past contributions. Wilshire Bank had also entered into separate Survivor Income Agreements with officers and directors relating to the Survivor Income Plan. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant’s election to participate, which base amount increases three percent per calendar year, but only until normal retirement age, which is 65. If the participant remains employed after age 65, the death benefit will be fixed at the amount determined at age 65. If a participant has attained age 65 prior to becoming a participant in the Survivor Income Plan, the death benefit shall be equal to the base amount set forth in their election to participate with no increases. The Company is obligated to pay any death benefit owed under the Survivor Income Plan in a lump sum within 90 days following the participant’s death.
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
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Company and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, the Company would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2019, 2018, and 2017 was $7.9 million, $6.9 million, and $7.8 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel for the year ended December 31, 2019 and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $440 thousand and $755 thousand at December 31, 2019 and December 31, 2018, respectively. It is reasonably possible the Company may incur losses in addition to the amounts the Company has accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes have little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
Unfunded Commitments and Letters of Credit
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk that are used to meet the financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, and commitments to fund investments in affordable housing partnerships. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.
Commitments at December 31, 2019 and 2018 are summarized as follows:

	At December 31,
	2019	2018
	(Dollars in thousands)
Commitments to extend credit	$1,864,947	$1,712,032
Standby letters of credit	113,720	69,763
Other letters of credit	37,627	65,822
Commitments to fund investments in affordable housing partnerships	28,480	46,507
Total	$2,044,774	$1,894,124

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its consolidated statements of financial condition as of December 31, 2019 and 2018.

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
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans and the underlying collateral. For commercial business and asset backed loans, independent valuations may include a 20-60% discount for eligible accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$736,655	$—	$736,655	$—
Mortgage-backed securities:
Residential	352,897	—	352,897	—
Commercial	552,124	—	552,124	—
Corporate securities	4,200	—	4,200	—
Municipal securities	70,111	—	69,035	1,076
Equity investments with readily determinable fair value	22,123	22,123	—	—
Interest rate swaps	10,353	—	10,353	—
Mortgage banking derivatives	95	—	95	—

Liabilities:
Interest rate swaps	10,353	—	10,353	—
Mortgage banking derivatives	16	—	16	—

		Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers between Level 1, 2, and 3 during the period ended December 31, 2019 and 2018.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents a reconciliation and income statement classification of gains (losses) for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

	For the year ended December 31,
	2019	2018
	(Dollars in thousands)
Beginning Balance, January 1	$1,059	$1,108
Change in fair value included in other comprehensive income (loss)	17	(49)
Ending Balance, December 31	$1,076	$1,059

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO. Assets measured at fair value on a non-recurring basis at December 31, 2019 and 2018 are summarized below:

		Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$9,519	$—	$—	$9,519
Commercial business	8,942	—	—	8,942
OREO	19,086	—	—	19,086

		Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$9,379	$—	$—	$9,379
Commercial business	9,951	—	—	9,951
Consumer	66	—	—	66
OREO	5,659	—	—	5,659
For assets measured at fair value on a non-recurring basis, the total net gains (losses) which include charge offs, recoveries, specific reserves, valuations, and recognized gains and losses on sales in 2019 and 2018 are summarized below:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$426	$(4,511)
Commercial business	(2,428)	(322)
Trade finance	216	(364)
Consumer	(1,198)	(1,155)
Loans held for sale, net	165	—
OREO	1,218	823

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$698,567	$698,567	Level 1
Interest bearing deposits in other financial institutions	29,162	29,235	Level 2
Equity investments without readily determinable fair values	26,967	26,967	Level 2
Loans held for sale	54,271	56,011	Level 2
Loans receivable, net	12,181,863	12,143,727	Level 3
Accrued interest receivable	30,772	30,772	Level 2/3
Servicing assets, net	16,417	18,966	Level 3
Customers’ liabilities on acceptances	1,117	1,117	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,108,687	$3,108,687	Level 2
Saving and other interest bearing demand deposits	4,259,707	4,259,707	Level 2
Time deposits	5,158,970	5,182,405	Level 2
FHLB advances	625,000	628,903	Level 2
Convertible notes, net	199,458	206,210	Level 1
Subordinated debentures, net	103,035	114,690	Level 2
Accrued interest payable	33,810	33,810	Level 2
Acceptances outstanding	1,117	1,117	Level 2

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$459,606	$459,606	Level 1
Interest bearing deposits in other financial institutions	29,409	29,374	Level 2
Equity investments without readily determinable fair values	26,430	26,430	Level 2
Loans held for sale	25,128	25,943	Level 2
Loans receivable, net	12,005,558	11,913,906	Level 3
Accrued interest receivable	32,225	32,225	Level 2/3
Servicing assets, net	23,132	24,762	Level 3
Customers’ liabilities on acceptances	2,281	2,281	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,022,633	$3,022,633	Level 2
Saving and other interest bearing demand deposits	3,262,399	3,262,399	Level 2
Time deposits	5,870,624	5,889,030	Level 2
FHLB advances	821,280	810,812	Level 2
Convertible notes	194,543	180,525	Level 1
Subordinated debentures, net	101,929	116,542	Level 2
Accrued interest payable	31,374	31,374	Level 2
Acceptances outstanding	2,281	2,281	Level 2

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
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, equity investments without readily determinable fair values, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings and variable rate loans or deposits that reprice frequently and fully. For loans the fair value is determined through a discounted cash flow analysis which incorporates probability of default and loss given default rates on an individual loan basis. The discount rate is based on the LIBOR Swap Rate for fixed rate loans, while variable loans start with the corresponding index rate and an adjustment was made on certain loans which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Residential real estate loans fair values included Fannie Mae and Freddie Mac prepayment speed assumptions or a third party index based on historical prepayment speeds. Fair value of time deposits is based discounted cash flow analysis using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposits fair values incorporated brokered time deposit offering rates. The fair value of the Company’s subordinated debentures is based on current rates for similar financing. Fair value for the Company’s convertible notes is based on the actual last traded price of the notes. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The changes in fair value is recognized in the income statement in other income and fees. The Company is required to hold cash as collateral for the swaps, which is recorded in other assets on the consolidated statement of financial condition. Total cash held as collateral for swaps was $8.9 million at December 31, 2019 and $8.9 million at December 31, 2018.
At December 31, 2019 and 2018, interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$137,890	$237,916
Weighted average remaining term (years)	7.2	6.8
Pay fixed rate (weighted average)	3.62%	4.36%
Received variable rate (weighted average)	3.83%	4.69%
Estimated fair value	$739	$6,191

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$282,326	$36,972
Weighted average remaining term (years)	6.9	6.4
Pay fixed rate (weighted average)	4.48%	5.12%
Received variable rate (weighted average)	3.98%	4.56%
Estimated fair value	$(9,614)	$(868)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$137,890	$237,916
Weighted average remaining term (years)	7.2	6.8
Received fixed rate (weighted average)	3.62%	4.36%
Pay variable rate (weighted average)	3.83%	4.69%
Estimated fair value	$(739)	$(6,191)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$282,326	$36,972
Weighted average remaining term (years)	6.9	6.4
Received fixed rate (weighted average)	4.48%	5.12%
Pay variable rate (weighted average)	3.98%	4.56%
Estimated fair value	$9,614	$868

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2019 and December 31, 2018, the Company had approximately $10.5 million and $874 thousand in interest rate lock commitments, respectively, and $10.5 million and $874 thousand, respectively, in total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives as of the dates indicated:

	December 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$10,540	$84	$874	$10
Forward sale contracts related to mortgage banking	$4,532	$11	$—	$—

Liabilities:
Interest rate lock commitments	$—	$—	$—	$—
Forward sale contracts related to mortgage banking	$6,008	$(16)	$874	$3

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	STOCKHOLDERS’ EQUITY
Total stockholders’ equity at December 31, 2019 was $2.04 billion, compared to $1.90 billion at December 31, 2018. The increase in stockholders’ equity was due to the increase from income earned during the year and an increase in accumulated other comprehensive income partially offset by an increase in treasury stock from shares repurchased during 2019.
In 2018, the Company recorded $21.4 million in additional paid-in capital from the convertible notes issued. The $21.4 million included $21.9 million for the equity component of the convertible notes offset by $461 thousand in issuance costs from the convertible notes that was allocated to equity. The Company also recorded a tax adjustment on the equity component of the convertible notes reducing additional paid-in capital by $6.4 million.
In 2018, the Company repurchased 9,002,453 shares of its common stock totaling $150.0 million as part of the repurchase programs that were authorized by the Company’s Board of Directors in 2018. In June 2019, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock. During the year ended December 31, 2019, the Company repurchased 943,094 shares of common stock totaling $13.8 million. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding.
Dividends
The Company’s Board of Directors approved and the Company paid quarterly dividends of $0.14 per common share in each quarter of 2019. The Company paid aggregate dividends of $70.9 million to common stockholders in 2019. The Company’s Board of Directors paid quarterly dividends of $0.13 per common share for the first and second quarter of 2018 and $0.14 per common share for the third and fourth quarters of 2018. The Company paid aggregate dividends of $71.6 million to common stockholders during 2018.
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes to accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017:

	December 31, 2019	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Balance at beginning of period	$(32,705)	$(21,781)	$(14,657)
Unrealized gains (losses) on securities available for sale	59,851	(16,201)	(5,796)
Reclassification adjustments for net gains realized in income	(282)	—	(301)
Tax effect	(17,715)	4,996	2,570
Total other comprehensive income (loss)	41,854	(11,205)	(3,527)
Reclassification to retained earnings due to the tax reform	—	—	(3,597)
Reclassification to retained earnings per ASU 2016-01	—	281	—
Balance at end of period	$9,149	$(32,705)	$(21,781)

For the twelve months ended December 31, 2019, $282 thousand was reclassified out of accumulated other comprehensive income to reflect the gain on sale and calls of securities. For the twelve months ended December 31, 2018 and 2017, $0 and $301 thousand, respectively, was reclassified out of accumulated other comprehensive loss to reflect the gain on sale and calls of securities.
During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as securities available for sale and accounts for these investments as equity investments with changes to fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $281 thousand in net unrealized losses included in other comprehensive income, net of taxes to retained earnings on January 1, 2018. As permitted by ASU 2018-02, the Company made the election to reclassify $3.6 million in disproportionate tax effects in accumulated other comprehensive income that resulted from the reduction in corporate tax rates as a result of the Tax Act to retained earnings for the year ended December 31, 2017. The Tax Act, which was enacted on December 22, 2017 and was effective starting January 1, 2018, permanently reduced the corporate tax rate from 35% to 21%. The disproportionate tax effect was a result of the re-evaluation of the Company’s deferred tax assets related to unrealized losses on investment securities available for sale at the lower tax rate.

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
In July 2013, the federal bank regulatory agencies adopted final regulations, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement the Basel III international agreements reached by the Basel Committee. The final rules began for the Company and the Bank on January 1, 2015 and were subject to a phase-in period through January 1, 2019. The final rules that had an impact on the Company and the Bank include:

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.50% of risk-weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer for the Company was initially 0.625% in 2016 and increased 0.625% annually until fully phased-in in 2019. As of December 31, 2019, the capital conservation buffer for the Company stood at 2.50%.

As of December 31, 2019, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
As of December 31, 2019 and 2018, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s and the Bank’s capital levels and regulatory capital ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,553,697	11.76%	$594,373	4.50%	$924,581	7.00%	N/A	N/A
Bank	$1,811,862	13.72%	$594,320	4.50%	$924,498	7.00%	$858,462	6.50%
Total capital (to risk-weighted assets):
Company	$1,747,611	13.23%	$1,056,664	8.00%	$1,386,871	10.50%	N/A	N/A
Bank	$1,906,642	14.44%	$1,056,569	8.00%	$1,386,747	10.50%	$1,320,711	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,652,831	12.51%	$792,498	6.00%	$1,122,705	8.50%	N/A	N/A
Bank	$1,811,862	13.72%	$792,427	6.00%	$924,498	8.50%	$1,056,569	8.00%
Tier I capital (to average assets):
Company	$1,652,831	11.22%	$589,367	4.00%	N/A	N/A	N/A	N/A
Bank	$1,811,862	12.29%	$589,604	4.00%	N/A	N/A	$737,005	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,458,344	11.44%	$573,723	4.50%	$812,774	6.375%	N/A	N/A
Bank	$1,737,092	13.63%	$573,699	4.50%	$812,740	6.375%	$828,677	6.50%
Total capital (to risk-weighted assets):
Company	$1,649,664	12.94%	$1,019,952	8.00%	$1,259,004	9.875%	N/A	N/A
Bank	$1,830,385	14.36%	$1,019,910	8.00%	$1,258,951	9.875%	$1,274,887	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,556,371	12.21%	$764,964	6.00%	$1,004,015	7.875%	N/A	N/A
Bank	$1,737,092	13.63%	$764,932	6.00%	$812,740	7.875%	$1,019,910	8.00%
Tier I capital (to average assets):
Company	$1,556,371	10.55%	$590,176	4.00%	N/A	N/A	N/A	N/A
Bank	$1,737,092	11.76%	$590,639	4.00%	N/A	N/A	$738,299	5.00%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606). The implementation of the new standard did not have a material impact on the measurement or recognition of revenue and a cumulative effect adjustment to opening retained earnings was not material and deemed unnecessary.
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
Service charges on deposit accounts and wire transfers are summarized below:

	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$1,608	$1,772
Customer analysis charges	7,801	7,825
NSF charges	7,654	7,986
Other service charges	799	906
Total noninterest bearing deposit account income	17,862	18,489

Interest bearing deposit account income:
Monthly service charges	71	62

Total service fees on deposit accounts	$17,933	$18,551

Wire transfer fee income:
Wire transfer fees	$4,058	$4,463
Foreign exchange fees	500	471
Total wire transfer fees	$4,558	$4,934

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OREO Income (Expense)
OREO are often sold in transactions that, under ASU 2014-09, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. The Company recognized a net loss of $14 thousand and a net gain of $408 thousand on sale of OREO for the year ended December 31, 2019 and 2018, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	EARNINGS PER SHARE (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company’s earnings. For the years ended December 31, 2019 and 2018, stock options and restricted shares awards of approximately 894 thousand and 617 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
In 2018, the Company issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the year ended December 31, 2019 and 2018, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the year ended December 31, 2019 and 2018.
In 2018, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100.0 million in common stock and then approved another share repurchase program that authorized the Company to repurchase up to $50.0 million in common stock. During the year ended December 31, 2018, the Company repurchased 9,002,453 shares of common stock totaling $150.0 million. The Company’s Board of Directors approved another share repurchase program in June 2019 that authorized the Company to repurchase up to $50 million of its common stock. During the year ended December 31, 2019, the Company repurchased 943,094 shares of common stock totaling $13.8 million. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding.
The following table shows the computation of basic and diluted EPS for the years ended December 31, 2019, 2018, and 2017:

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
2019
Basic EPS - common stock	$171,040	126,598,564	$1.35
Effect of dilutive securities:
Stock options, restricted stock, performance awards, and ESPP shares		276,756
Diluted EPS - common stock	$171,040	126,875,320	$1.35

2018
Basic EPS - common stock	$189,589	131,716,726	$1.44
Effect of dilutive securities:
Stock options, restricted stock, performance awards, and ESPP shares		237,466
Diluted EPS - common stock	$189,589	131,954,192	$1.44

2017
Basic EPS - common stock	$139,445	135,348,938	$1.03
Effect of dilutive securities:
Stock options, restricted stock, and performance awards		336,031
Diluted EPS - common stock	$139,445	135,684,969	$1.03

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	SERVICING ASSETS
Servicing assets are recognized when SBA and residential mortgage loans are sold with the servicing retained by the Company and the related income is recorded as a component of gains on sales of loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate. The Company’s servicing costs approximate the industry average of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of December 31, 2019 and 2018, the Company did not have a valuation allowance on it servicing assets.
The changes in net servicing assets for the year ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$23,132	$24,710
Additions through originations of servicing assets	1,790	6,157
Amortization	(8,505)	(7,735)
Balance at end of period	$16,417	$23,132

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.35 billion as of December 31, 2019 and $1.55 billion as of December 31, 2018.
Total servicing assets at December 31, 2019 totaled $16.4 million and was comprised of $12.1 million in SBA servicing assets and $4.3 million in mortgage related servicing assets. At December 31, 2018, servicing assets totaled $23.1 million, comprised of $18.7 million in SBA servicing assets and $4.4 million in mortgage related servicing assets.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at December 31, 2019 and December 31, 2018 are presented below.

	December 31, 2019	December 31, 2018
SBA Servicing Assets:
Weighted-average discount rate	9.19%	11.23%
Constant prepayment rate	14.17%	11.09%
Mortgage Servicing Assets:
Weighted-average discount rate	9.25%	10.25%
Constant prepayment rate	9.57%	7.13%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed statements of financial condition for only the parent company, Hope Bancorp, as of December 31, 2019 and 2018:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$38,981	$12,593
Equity investments	—	525
Other assets	6,703	5,704
Investment in bank subsidiary	2,294,175	2,181,959
TOTAL ASSETS	$2,339,859	$2,200,781
LIABILITIES:
Convertible notes, net	$199,458	$194,543
Subordinated debentures, net	103,035	101,929
Accounts payable and other liabilities	1,355	1,098
Total liabilities	303,848	297,570
STOCKHOLDERS’ EQUITY	2,036,011	1,903,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,339,859	$2,200,781

The following presents the unconsolidated condensed statements of income for only the parent company, Hope Bancorp, for the years ended December 31, 2019, 2018, and 2017:
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	(16,001)	(12,152)	(5,089)
Noninterest income	175	525	—
Noninterest expense	(4,386)	(4,855)	(5,988)
Dividend from subsidiary, net	120,000	10,000	70,000
Equity in undistributed earnings of subsidiary	65,713	191,161	76,397
Income before income tax benefit	165,501	184,679	135,320
Income tax benefit	5,539	4,910	4,125
Net income	171,040	189,589	139,445
Other comprehensive income (loss), net of tax	41,854	(11,205)	(3,527)
Comprehensive income	$212,894	$178,384	$135,918

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents the unconsolidated condensed statements of cash flows for only the parent company, Hope Bancorp, for the years ended December 31, 2019, 2018, and 2017:
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,040	$189,589	$139,445
Adjustments to reconcile net income to net cash from operating activities:
Amortization	6,021	4,118	1,045
Stock-based compensation expense	—	300	523
Net change in fair value of equity investments with readily determinable fair value	(175)	(525)	—
Change in other assets	(999)	4,534	665
Change in accounts payable and other liabilities	257	653	(17)
Equity in undistributed earnings of bank subsidiary	(65,713)	(191,161)	(76,397)
Net cash from operating activities	110,431	7,508	65,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	700	—	—
Net cash from investing activities	700	—	—
CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of additional stock pursuant to various stock plans	12	469	1,865
Proceeds from convertible notes, net of issuance fees	—	212,920	—
Purchase of treasury stock	(13,820)	(150,000)	—
Payments of cash dividends	(70,935)	(71,631)	(67,661)
Net cash used in financing activities	(84,743)	(8,242)	(65,796)
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,388	(734)	(532)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,593	13,327	13,859
CASH AND CASH EQUIVALENTS, END OF YEAR	$38,981	$12,593	$13,327

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	2019 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$173,130	$173,466	$172,417	$165,773
Interest expense	53,522	56,245	56,159	52,265
Net interest income before provision for loan losses	119,608	117,221	116,258	113,508
Provision for loan losses	3,000	1,200	2,100	1,000
Net interest income after provision for loan losses	116,608	116,021	114,158	112,508
Noninterest income	11,422	12,287	12,995	12,979
Noninterest expense	70,833	71,371	69,995	70,429
Income before income tax provision	57,197	56,937	57,158	55,058
Income tax provision	14,439	14,256	14,566	12,049
Net income	$42,758	$42,681	$42,592	$43,009

Basic earnings per common share	$0.34	$0.34	$0.34	$0.34
Diluted earnings per common share	$0.34	$0.34	$0.34	$0.34

	2018 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$150,410	$159,910	$167,826	$172,026
Interest expense	30,342	37,091	44,679	50,133
Net interest income before provision for loan losses	120,068	122,819	123,147	121,893
Provision for loan losses	2,500	2,300	7,300	2,800
Net interest income after provision for loan losses	117,568	120,519	115,847	119,093
Noninterest income	19,850	15,269	13,447	11,614
Noninterest expense	68,453	71,629	67,455	70,189
Income before income tax provision	68,965	64,159	61,839	60,518
Income tax provision	17,733	16,629	15,461	16,069
Net income	$51,232	$47,530	$46,378	$44,449

Basic earnings per common share	$0.38	$0.36	$0.36	$0.35
Diluted earnings per common share	$0.38	$0.36	$0.36	$0.35