Form 10-Q
period 2020-03-31
HOPE BANCORP INC
filed 2020-05-11
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 6, 2020, there were 123,191,723 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the COVID-19 pandemic and its impact on our financial position, results of operations, liquidity, and capitalization, liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$255,441	$283,130
Interest bearing cash in other banks	546,592	415,437
Total cash and cash equivalents	802,033	698,567
Interest bearing deposits in other financial institutions	29,162	29,162
Securities available for sale, at fair value	1,718,702	1,715,987
Equity investments	49,569	49,090
Loans held for sale, at the lower of cost or fair value	8,281	54,271
Loans receivable, net of allowance for credit losses of $144,923 and $94,144 at March 31, 2020 and December 31, 2019, respectively	12,438,493	12,181,863
Other real estate owned (“OREO”), net	23,039	24,091
Federal Home Loan Bank (“FHLB”) stock, at cost	18,225	19,407
Premises and equipment, net	51,392	52,012
Accrued interest receivable	30,450	30,772
Deferred tax assets, net	28,911	31,663
Customers’ liabilities on acceptances	1,951	1,117
Bank owned life insurance (“BOLI”)	76,429	76,339
Investments in affordable housing partnerships	80,049	82,600
Operating lease right-of-use assets, net	56,696	58,593
Goodwill	464,450	464,450
Core deposit intangible assets, net	11,302	11,833
Servicing assets, net	14,847	16,417
Other assets	117,453	69,206
Total assets	$16,021,434	$15,667,440

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,010,143	$3,108,687
Interest bearing:
Money market and NOW accounts	4,851,000	3,985,556
Savings deposits	272,577	274,151
Time deposits	4,702,847	5,158,970
Total deposits	12,836,567	12,527,364
FHLB advances	675,000	625,000
Convertible notes, net	200,716	199,458
Subordinated debentures, net	103,318	103,035
Accrued interest payable	30,436	33,810
Acceptances outstanding	1,951	1,117
Operating lease liabilities	58,827	60,506
Commitments to fund investments in affordable housing partnerships	20,688	28,481
Other liabilities	75,843	52,658
Total liabilities	$14,003,346	$13,631,429
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at March 31, 2020 and December 31, 2019: issued and outstanding 135,830,985 and 123,169,404 shares, respectively, at March 31, 2020, and issued and outstanding 135,702,090 and 125,756,543 shares, respectively, at December 31, 2019	$136	$136
Additional paid-in capital	1,429,275	1,428,066
Retained earnings	752,228	762,480
Treasury stock, at cost; 12,661,581 and 9,945,547 shares at March 31, 2020 and December 31, 2019	(200,000)	(163,820)
Accumulated other comprehensive income, net	36,449	9,149
Total stockholders’ equity	2,018,088	2,036,011
Total liabilities and stockholders’ equity	$16,021,434	$15,667,440

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$154,230	$158,136
Interest on securities	10,609	12,319
Interest on other investments	2,029	2,675
Total interest income	166,868	173,130
INTEREST EXPENSE:
Interest on deposits	41,113	46,847
Interest on FHLB advances	2,647	2,614
Interest on other borrowings and convertible notes	3,817	4,061
Total interest expense	47,577	53,522
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	119,291	119,608
PROVISION FOR CREDIT LOSSES	28,000	3,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	91,291	116,608
NONINTEREST INCOME:
Service fees on deposit accounts	4,133	4,317
International service fees	790	933
Loan servicing fees, net	365	730
Wire transfer fees	998	1,089
Net gains on sales of other loans	1,855	741
Other income and fees	5,123	3,612
Total noninterest income	13,264	11,422
NONINTEREST EXPENSE:
Salaries and employee benefits	42,502	40,429
Occupancy	7,410	7,677
Furniture and equipment	4,259	3,446
Advertising and marketing	1,673	2,062
Data processing and communications	2,631	2,956
Professional fees	3,300	5,380
Investments in affordable housing partnerships expenses	2,551	2,881
FDIC assessments	1,559	1,551
Credit related expenses	1,662	678
OREO expense (income), net	843	(152)
Other	3,750	3,925
Total noninterest expense	72,140	70,833
INCOME BEFORE INCOME TAXES	32,415	57,197
INCOME TAX PROVISION	6,462	14,439
NET INCOME	$25,953	$42,758
EARNINGS PER COMMON SHARE
Basic	$0.21	$0.34
Diluted	$0.21	$0.34

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net income	$25,953	$42,758
Other comprehensive income:
Change in unrealized net holding gains on securities available for sale	38,853	24,666
Tax effect	(11,553)	(7,319)
Other comprehensive income, net of tax	27,300	17,347
Total comprehensive income	$53,253	$60,105

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2018	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	(4,328)	—	3				3
Stock-based compensation			621				621
Cash dividends declared on common stock ($0.14 per share)				(17,729)			(17,729)
Comprehensive income:
Net income				42,758			42,758
Other comprehensive income						17,347	17,347
BALANCE, MARCH 31, 2019	126,635,584	$136	$1,424,029	$687,404	$(150,000)	$(15,358)	$1,946,211

BALANCE, DECEMBER 31, 2019	125,756,543	$136	$1,428,066	$762,480	$(163,820)	$9,149	$2,036,011
CECL day 1 impact				(26,729)			(26,729)
CECL day 1 impact tax adjustment				7,947			7,947
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	128,895	—	—				—
Stock-based compensation			1,209				1,209
Cash dividends declared on common stock ($0.14 per share)				(17,423)			(17,423)
Comprehensive income:
Net income				25,953			25,953
Other comprehensive income						27,300	27,300
Repurchase of treasury stock	(2,716,034)				(36,180)		(36,180)
BALANCE, MARCH 31, 2020	123,169,404	$136	$1,429,275	$752,228	$(200,000)	$36,449	$2,018,088

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,953	$42,758
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	(2,497)	1,494
Stock-based compensation expense	1,990	815
Provision for credit losses	28,000	3,000
Provision for unfunded loan commitments	610	—
Valuation adjustment of OREO	765	60
Net gains on sales other loans	(1,855)	(741)
Earnings on BOLI	(90)	(367)
Net change in fair value of derivatives	(561)	(39)
Net losses on sale and disposal of premises and equipment	—	13
Net losses (gains) on sales of OREO	61	(3)
Net change in fair value of equity investments with readily determinable fair value	(354)	(912)
Losses on investments in affordable housing partnership	2,480	2,886
Net change in deferred income taxes	(853)	4,241
Proceeds from sales of loans held for sale	74,660	36,919
Originations of loans held for sale	(33,061)	(17,465)
Originations of servicing assets	(377)	(327)
Net change in accrued interest receivable	322	(2,606)
Net change in other assets	(42,527)	3,782
Net change in accrued interest payable	(3,374)	6,137
Net change in other liabilities	22,575	(6,813)
Net cash provided by operating activities	71,867	72,832
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of interest bearing deposits in other financial institutions	(2,205)	(3,430)
Redemption of interest bearing deposits in other financial institutions	2,205	2,698
Purchase of securities available for sale	(56,355)	—
Proceeds from matured, called, or paid-down securities available for sale	90,594	50,923
Proceeds from sales of other loans held for sale previously classified as held for investment	1,053	33,644
Net change in loans receivable	(300,852)	22,561
Proceeds from sales of OREO	946	1,632
Purchase of FHLB stock	(974)	(155)
Redemption of FHLB stock	2,156	4,036
Purchase of premises and equipment	(1,398)	(1,541)
Proceeds from BOLI death benefits	—	256
Investments in affordable housing partnerships	(7,793)	(5,798)
Net cash (used in) provided by investing activities	(272,623)	104,826
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	309,203	93,540
Proceeds from FHLB advances	800,000	175,000
Repayment of FHLB advances	(750,000)	(275,000)
Purchase of treasury stock	(36,777)	—
Cash dividends paid on common stock	(17,423)	(17,729)
Taxes paid in net settlement of restricted stock	(781)	(194)
Issuance of additional stock pursuant to various stock plans	—	3
Net cash provided by (used in) financing activities	304,222	(24,380)
NET CHANGE IN CASH AND CASH EQUIVALENTS	103,466	153,278
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	698,567	459,606
CASH AND CASH EQUIVALENTS, END OF PERIOD	$802,033	$612,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$49,410	$47,182
Income taxes paid	$1,777	$1,730

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$979	$—
Transfer from loans receivable to loans held for sale	$1,002	$33,390
Transfer from loans held for sale to loans receivable	$1,451	$5,181
Lease liabilities arising from obtaining right-of-use assets	$—	$62,833

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of March 31, 2020, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, New Jersey, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.	Basis of Presentation
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition as of December 31, 2019 which was from the audited financial statements included in the Company’s 2019 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2020 and December 31, 2019 and the results of operations for the three months ended March 31, 2020 and 2019. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
The global pandemic resulting from the outbreak of the novel strain of coronavirus (“COVID-19”) has substantially and negatively impacted the United States economy, disrupted global supply chains, considerably lowered equity market valuations, created significant volatility and disruption in financial markets, and materially increased unemployment levels. In addition, the pandemic has resulted in temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. The Company could experience a material adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information which was available at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change could be material to the financial statements. The extent to which the COVID-19 pandemic will impact the Company’s estimates and assumptions is highly uncertain and the Company is unable to make an estimate, at this time.
These unaudited consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K.

Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, also referred to as “CECL”. The FASB subsequently issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02 to provide additional clarification, implementation, codification improvements, transition guidance, and adoption guidance related to ASU 2016-13. ASU 2016-13 requires the measurement of all expected credit losses for financial assets carried at amortized cost held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. On January 1, 2020, the Company adopted CECL using the modified retrospective approach. The adoption of the standard resulted in changes to the Company’s loan and allowance policies. Refer to Note 1 to the Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K regarding additional significant accounting policies, including accounting policies in effect prior to the adoption of CECL.
Upon adoption of CECL accounting standard on January 1, 2020, the Company recognized a day 1 increase of its Allowance for Credit Losses (“ACL”) of $26.2 million. The Company adopted CECL without electing the fair value option on eligible financial instruments. Internal controls related to the CECL ACL calculation were finalized prior to adoption. The increase in the ACL was largely driven by longer duration CRE loans due to the capture of lifetime expected credit losses under CECL. On January 1, 2020, the Company also recorded a cumulative-effect adjustment, net of taxes, totaling $18.8 million to decrease retained earnings. In accordance with the revised regulatory CECL transition guidance, the Company has elected to defer the regulatory capital impact of the adoption of CECL for two years, at which time the impact will be phased-in over a three year period. The Company did not record an ACL on its available for sale securities upon adoption of CECL or as of March 31, 2020.
The Company adopted CECL using the prospective transition approach for purchased credit deteriorated (“PCD”) assets which were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with CECL standard, the Company did not reassess whether PCI assets met the definition of PCD assets as of the date of the adoption of CECL. On January 1, 2020, the amortized cost basis of the PCD assets of $95.0 million were adjusted to reflect the ACL for loans. The remaining noncredit discount of $29.2 million at March 31, 2020, based on the adjusted amortized cost basis will be accreted into interest income at the effective interest rate over the life of the PCD loans.
Under the CECL ACL methodology, losses are estimated for life of loans split out into three different periods. The initial period uses a forecast of two years for its portfolio segments using economic scenarios from an independent third party to estimate losses. Subsequent to the forecast period, a one year reversion period is used which connects the forecast period to last period of historical loss estimates.
In January 2017, the FASB issued ASU 2017-04, “Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment”. ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 has been adopted for interim and annual goodwill impairment tests in fiscal years beginning January 1, 2020. The Company performed a qualitative assessment during the interim period ended March 31, 2020, and determined that goodwill was not impaired as of that date. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 removes the disclosure requirement detailing the amount of and reasons for transfers between Level 1 and Level 2, and the valuation processes for Level 3 fair value measurements. In addition, ASU 2018-13 modifies the disclosure requirements for investments in certain entities that calculate net asset value. Lastly, ASU 2018-13 adds a disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective annual periods in fiscal years beginning January 1, 2020, including interim periods within those annual periods. Early adoption is permitted upon the issuance of ASU 2018-13. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. ASU 2018-15 requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. The Company adopted ASU 2018-15 on January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.
Pending Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. The Company is currently in the process of evaluating ASU 2020-04 and determining the impact to the Company’s consolidated financial statements.

3.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended March 31, 2020 and 2019, stock options and restricted shares awards of 660,995 and 969,871 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the three months ended March 31, 2020 and 2019, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the three months ended March 31, 2020 and 2019.
In June 2019 the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. As of December 31, 2019, the Company had repurchased 9,945,547 shares of common stock totaling $163.8 million as part of previously announces share repurchased programs. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding. As of March 31, 2020, 12,661,581 shares have been repurchased totaling $200.0 million.
The following tables show the computation of basic and diluted EPS for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020			2019
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$25,953	124,295,327	$0.21	$42,758	126,640,464	$0.34
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		380,969			179,208
Diluted EPS - common stock	$25,953	124,676,296	$0.21	$42,758	126,819,672	$0.34

4.    Equity Investments
Equity investments with readily determinable fair values at March 31, 2020 and December 31, 2019, consisted of mutual funds in the amount of $22.5 million and $22.1 million, respectively and is included in “Equity investments” on the Consolidated Statements of Financial Condition. During the second quarter of 2019, the Company sold its equity stock in other institutions for $2.6 million. There was no change in fair value recorded on the equity investments sold.
The changes in fair value for equity investments with readily determinable fair values for the three ended March 31, 2020 and 2019 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$354	$912
Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values	$354	$912

At March 31, 2020 and December 31, 2019, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At March 31, 2020, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $27.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $25.7 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2019, the total balance of equity investments without readily determinable fair values was $27.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.6 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three months ended March 31, 2020 and 2019.

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$679,805	$21,773	$(31)	$—	$701,547
Mortgage-backed securities:
Residential	375,183	10,213	—	—	385,396
Commercial	524,969	18,921	(559)	—	543,331
Corporate securities	5,000	—	(656)	—	4,344
Municipal securities	82,746	1,577	(239)	—	84,084
Total investment securities available for sale	$1,667,703	$52,484	$(1,485)	$—	$1,718,702

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$735,094	$4,220	$(2,659)	N/A	$736,655
Mortgage-backed securities:
Residential	353,073	1,422	(1,598)	N/A	352,897
Commercial	541,043	13,441	(2,360)	N/A	552,124
Corporate securities	5,000	—	(800)	N/A	4,200
Municipal securities	69,631	831	(351)	N/A	70,111
Total investment securities available for sale	$1,703,841	$19,914	$(7,768)	N/A	$1,715,987

As of March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three months ended March 31, 2020 and 2019, the Company recognized zero net gains on sales and calls of securities available for sale. For the three ended March 31, 2020 and 2019, there were no sales of securities available for sale.
At March 31, 2020 and December 31, 2019, $36.4 million and $9.1 million in unrealized gains on securities available for sale net of taxes, respectively, were included in accumulated other comprehensive income. For the three months ended March 31, 2020 and 2019, there were no reclassifications out of accumulated other comprehensive income into earnings.

The amortized cost and estimated fair value of investment securities at March 31, 2020, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$80	$80
Due after one year through five years	349	351
Due after five years through ten years	—	—
Due after ten years	87,317	87,997
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	679,805	701,547
Mortgage-backed securities:
Residential	375,183	385,396
Commercial	524,969	543,331
Total	$1,667,703	$1,718,702

Securities with carrying values of approximately $356.8 million and $340.9 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of March 31, 2020
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	3	$16,760	$(31)	—	$—	$—	3	$16,760	$(31)
Mortgage-backed securities:
Residential*	—	—	—	—	—	—	—	—	—
Commercial*	8	99,878	(559)	—	—	—	8	99,878	(559)
Corporate securities	—	—	—	1	4,344	(656)	1	4,344	(656)
Municipal securities	1	3,588	(15)	3	14,462	(224)	4	18,050	(239)
Total	12	$120,226	$(605)	4	$18,806	$(880)	16	$139,032	$(1,485)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2019
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	20	$108,236	$(721)	32	$183,050	$(1,938)	52	$291,286	$(2,659)
Mortgage-backed securities:
Residential*	6	84,107	(267)	16	129,457	(1,331)	22	213,564	(1,598)
Commercial*	7	68,452	(1,037)	5	73,697	(1,323)	12	142,149	(2,360)
Corporate securities	—	—	—	1	4,200	(800)	1	4,200	(800)
Municipal securities	2	8,942	(39)	3	15,437	(312)	5	24,379	(351)
Total	35	$269,737	$(2,064)	57	$405,841	$(5,704)	92	$675,578	$(7,768)

__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had a corporate security and municipal securities that were in a continuous unrealized loss position for twelve months or longer as of March 31, 2020. The corporate security that was in a continuous loss position for twelve months or longer had unrealized losses of $656 thousand at March 31, 2020. Municipal securities that were in a continuous loss position for twelve months or longer had unrealized losses of $224 thousand at March 31, 2020. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available for sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of March 31, 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale. Accrued interest receivable for investment securities available for sale at March 31, 2020 and December 31, 2019, totaled $4.2 million and $4.3 million, respectively.
The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded at March 31, 2020.
Approximately 95% of the Company’s investment portfolio at March 31, 2020 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero allowance approach for these investment securities is appropriate. The Company had also had one corporate security and four municipal securities in unrealized loss positions at March 31, 2020. The Company performed an assessment these investments for credit impairment and concluded that no allowance for credit losses was required at March 31, 2020.

6.    Loans Receivable and Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, or CECL, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.
The following is a summary of loans receivable by major category:

	March 31, 2020	December 31, 2019
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$56,727	$52,558
Commercial	8,342,643	8,316,470
Construction	281,852	295,523
Total real estate loans	8,681,222	8,664,551
Commercial business	3,067,132	2,721,183
Residential mortgage	786,833	835,188
Consumer and other	48,229	55,085
Loans receivable	12,583,416	12,276,007
Allowance for credit losses	(144,923)	(94,144)
Loans receivable, net of allowance for credit losses	$12,438,493	$12,181,863

Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and an allowance for credit losses. Loan balances as of December 31, 2019 have been reclassified based on the Company’s current presentation and represents amortized costs balances which are net of deferred fees and costs. Net deferred fees of $3.5 million and $2.7 million increased the carrying value of loans as of March 31, 2020 and December 31, 2019, respectively.
The loan portfolio consists of four segments: real estate loans, commercial business, residential mortgage, and consumer and other. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities and other business related financing needs. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit cards, and other personal loans. With the adoption of CECL, the Company reassessed its loan portfolio segments and classes of loan receivable and made changes based on the new allowance for credit losses methodology. As result, the Company now discloses residential mortgage loans as a separate segment and class of receivable. Trade finance loans, which was previously disclosed as a distinct segment and class of receivable is now combined with commercial business loans. Prior period balances have been reclassified to conform with the current presentation.
The tables below detail the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2020 and 2019. Accrued interest receivable on loans totaled $26.1 million at March 31, 2020 and is excluded from the estimate of credit losses. During the three months ended March 31, 2020, the Company charged off $4.7 million in PCD loans as a result of the adoption of CECL.

	Three Months Ended March 31, 2020
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Balance, beginning of period	$53,593	$33,032	$5,925	$1,594	$94,144
CECL day 1 adoption	27,791	(1,022)	(543)	(26)	26,200
Provision for credit losses	15,491	11,549	397	563	28,000
Loans charged off	(2,397)	(3,035)	—	(525)	(5,957)
Recoveries of charge offs	167	2,359	—	10	2,536
Balance, end of period	$94,645	$42,883	$5,779	$1,616	$144,923

	Three Months Ended March 31, 2019
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Balance, beginning of period	$56,767	$28,484	$5,207	$2,099	$92,557
Provision (credit) for loan losses	(4,697)	6,718	886	93	3,000
Loans charged off	(60)	(1,408)	(76)	(210)	(1,754)
Recoveries of charge offs	1,127	158	—	7	1,292
PCI allowance adjustment	—	(878)	—	—	(878)
Balance, end of period	$53,137	$33,074	$6,017	$1,989	$94,217
The following tables break out the allowance for credit losses and loan balance by measurement methodology at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$842	$4,568	$37	$81	$5,528
Collectively evaluated	93,803	38,315	5,742	1,535	139,395
Total	$94,645	$42,883	$5,779	$1,616	$144,923

Loans outstanding:
Individually evaluated	$87,708	$27,763	$2,574	$654	$118,699
Collectively evaluated	8,593,514	3,039,369	784,259	47,575	12,464,717
Total	$8,681,222	$3,067,132	$786,833	$48,229	$12,583,416

	December 31, 2019
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$312	$3,073	$10	$7	$3,402
Collectively evaluated for impairment	48,616	26,914	5,913	1,220	82,663
PCI loans	4,665	3,045	2	367	8,079
Total	$53,593	$33,032	$5,925	$1,594	$94,144

Loans outstanding:
Individually evaluated for impairment	$64,598	$22,842	$2,753	$301	$90,494
Collectively evaluated for impairment	8,502,603	2,689,468	831,259	53,872	12,077,202
PCI loans	97,764	6,900	158	747	105,569
Total	$8,664,965	$2,719,210	$834,170	$54,920	$12,273,265

As of March 31, 2020 and December 31, 2019, the reserve for unfunded loan commitments recorded in other liabilities was $1.2 million and $636 thousand, respectively. For the three months ended March 31, 2020, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling $610 thousand. The Company did not set aside any reserves for unfunded commitments for the three months ended March 31, 2019.

Generally, loans are placed on nonaccrual status if principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company does not recognize interest income while loans are on nonaccrual status.
The tables below represents the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with an ACL and those without a recorded ACL as of March 31, 2020 and total nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of December 31, 2019. Nonaccrual loans at March 31, 2020 includes $14.7 million in PCD loans (formerly PCI loans) that were previously excluded from nonaccrual status prior to the adoption of CECL.

	March 31, 2020
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	5,269	1,927	7,196	—
Hotel & motel	14,510	810	15,320	—
Gas station & car wash	353	607	960	—
Mixed use	1,043	893	1,936	—
Industrial & warehouse	9,540	3,930	13,470	—
Other	6,382	1,358	7,740	—
Real estate – construction	10,165	—	10,165	—
Commercial business	2,295	10,452	12,747	—
Residential mortgage	1	2,573	2,574	—
Consumer and other	—	531	531	387
Total	$49,558	$23,081	$72,639	$387

	December 31, 2019
	Nonaccrual Loans(1)(2)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—
Real estate – commercial
Retail	2,934	449
Hotel & motel	10,901	—
Gas station & car wash	271	—
Mixed use	665	634
Industrial & warehouse	10,544	—
Other	5,455	919
Real estate – construction	10,165	3,850
Commercial business	10,893	1,096
Residential mortgage	2,753	—
Consumer and other	204	599
Total	$54,785	$7,547

__________________________________

(1)	Total nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $37.3 million and $29.2 million, at March 31, 2020 and December 31, 2019, respectively.

(2)	Nonaccrual loans exclude PCI loans of $13.2 million at December 31, 2019.

The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2020:

	March 31, 2020
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real Estate - Residential	$—	$—	$—
Real Estate - Commercial	59,080	—	59,080
Real Estate - Construction	10,165	—	10,165
Commercial Business	5,971	4,861	10,832
Residential Mortgage	1,440	—	1,440
Consumer and Other	—	—	—
Total	$76,656	$4,861	$81,517

The reduction in interest income associated with loans on nonaccrual status was approximately $37 thousand and $769 thousand for the three months ended March 31, 2020 and 2019, respectively.
The following tables present the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of March 31, 2020 and December 31, 2019 by class of loans:

	As of March 31, 2020				As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due (1)
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	585	—	6,380	6,965	1,083	1,424	3,037	5,544
Hotel & motel	10,888	1,767	11,163	23,818	1,346	936	6,409	8,691
Gas station & car wash	1,015	795	416	2,226	997	2,038	196	3,231
Mixed use	1,463	91	1,179	2,733	593	—	801	1,394
Industrial & warehouse	3,988	1,796	6,728	12,512	94	45	3,946	4,085
Other	2,343	115	3,452	5,910	811	785	3,704	5,300
Real estate – construction	8,613	—	10,165	18,778	—	—	14,015	14,015
Commercial business	4,620	653	7,481	12,754	401	352	5,717	6,470
Residential mortgage	11,181	619	1,925	13,725	9,676	792	2,038	12,506
Consumer and other	636	104	733	1,473	176	122	614	912
Total Past Due	$45,332	$5,940	$49,622	$100,894	$15,177	$6,494	$40,477	$62,148

__________________________________

(1)	Past due loans at December 31, 2019 exclude PCI loans totaling $15.0 million.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. Homogeneous loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans) are not risk rated and credit risk is analyzed largely by the number of days past due. This analysis is performed at least on a quarterly basis.
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

The following presents by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans receivable as of as of March 31, 2020.

	As of March 31, 2020
	Term Loan by Origination Year						Revolving Loans	Total
	2020	2019	2018	2017	2016	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass/Not Rated	$3,192	$16,669	$11,741	$4,815	$8,429	$5,805	$5,621	$56,272
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	143	—	—	312	—	455
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$3,192	$16,669	$11,884	$4,815	$8,429	$6,117	$5,621	$56,727
Real Estate - Commercial
Pass/Not Rated	$425,593	$1,627,041	$1,678,190	$1,386,616	$935,192	$1,891,862	$101,870	$8,046,364
Special mention	—	17,222	16,163	7,159	7,737	28,113	—	76,394
Substandard	—	3,372	10,840	22,044	30,302	150,132	3,195	219,885
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$425,593	$1,647,635	$1,705,193	$1,415,819	$973,231	$2,070,107	$105,065	$8,342,643
Real Estate - Construction
Pass/Not Rated	$9,276	$34,362	$99,616	$80,338	$10,294	$4,601	$—	$238,487
Special mention	—	—	—	9,435	5,774	9,931	—	25,140
Substandard	—	—	—	10,165	—	8,060	—	18,225
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$9,276	$34,362	$99,616	$99,938	$16,068	$22,592	$—	$281,852
Commercial Business
Pass/Not Rated	$389,340	$801,118	$301,969	$169,835	$106,825	$75,423	$1,165,155	$3,009,665
Special mention	—	2,649	5,188	43	297	6	12,412	20,595
Substandard	540	1,853	7,835	4,180	7,826	4,870	9,756	36,860
Doubtful/Loss	—	—	—	—	—	12	—	12
Subtotal	$389,880	$805,620	$314,992	$174,058	$114,948	$80,311	$1,187,323	$3,067,132
Residential Mortgage
Pass/Not Rated	$3,367	$143,296	$300,555	$214,927	$72,358	$49,601	$—	$784,104
Special mention	—	—	—	—	—	—	—	—
Substandard	—	123	225	—	1,719	662	—	2,729
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$3,367	$143,419	$300,780	$214,927	$74,077	$50,263	$—	$786,833
Consumer and Other
Pass/Not Rated	$275	$2,004	$3,083	$3,621	$6,865	$3,470	$28,144	$47,462
Special mention	—	—	—	144	—	6	—	150
Substandard	—	—	5	—	31	581	—	617
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$275	$2,004	$3,088	$3,765	$6,896	$4,057	$28,144	$48,229
Total Loans
Pass/Not Rated	$831,043	$2,624,490	$2,395,154	$1,860,152	$1,139,963	$2,030,762	$1,300,790	$12,182,354
Special mention	—	19,871	21,351	16,781	13,808	38,056	12,412	122,279
Substandard	540	5,348	19,048	36,389	39,878	164,617	12,951	278,771
Doubtful/Loss	—	—	—	—	—	12	—	12
Total	$831,583	$2,649,709	$2,435,553	$1,913,322	$1,193,649	$2,233,447	$1,326,153	$12,583,416

For the three months ended March 31, 2020, there were no revolving loans converted to term loans.
The following presents by loan class and credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019.

	As of December 31, 2019
	Pass/Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate – residential	$51,977	$—	$460	$—	$52,437
Real estate – commercial
Retail	2,206,855	32,920	48,761	—	2,288,536
Hotel & motel	1,630,045	1,395	32,158	—	1,663,598
Gas station & car wash	831,840	2,161	7,513	—	841,514
Mixed use	699,454	4,906	16,355	—	720,715
Industrial & warehouse	973,442	11,680	45,754	—	1,030,876
Other	1,698,267	25,416	47,460	—	1,771,143
Real estate – construction	253,766	24,641	17,739	—	296,146
Commercial business	2,641,936	38,167	39,094	13	2,719,210
Residential mortgage	831,139	—	3,031	—	834,170
Consumer and other	53,801	166	953	—	54,920
Total	$11,872,522	$141,452	$259,278	$13	$12,273,265

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three months ended March 31, 2020 and 2019 is presented in the following table:

	Three Months Ended March 31,
	2020	2019
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$—	$—
Residential mortgage	1,002	33,390
Total	$1,002	$33,390

On January 1, 2020 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL which significantly changed the credit losses estimation model for loans and investments. The discussion below relates to the Company’s CECL allowance for credit losses (“ACL”) methodology. For a discussion of the Company’s former incurred loss allowance for loan losses methodology, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated on an individual basis. The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”) and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of 2 years at which point loss assumptions revert back to historical loss information by means of 1 year reversion period.
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rate approach to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. In aggregate non-modeled loans represented less than 3% of the Company’s total loan portfolio as of March 31, 2020.

With the adoption of CECL, the Company formed an Economic Forecast Committee (“EFC”) to review economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenario contains certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and housing prices. As of March 31, 2020, the Company chose a forecast scenario that incorporates the effect of the recent COVID-19 pandemic into estimates of future economic conditions. The scenario assumes a large decline in GDP and an increase in unemployment for the second quarter of 2020 followed by a return to GDP growth by the end of 2020, while unemployment remains slightly elevated through 2023. Subsequent to the completion of the ACL calculation as of March 31, 2020, the Company received updated macroeconomic forecast scenarios in April 2020, which reflects more projected deterioration in GDP and unemployment compared to the scenario incorporated into the Company’s ACL as of March 31, 2020. The updated April 2020 forecast scenario information was not reflected in the Company’s ACL as of March 31, 2020. If those forecasts remain unchanged or decline further, the Company would expect additional increases in ACL and additional provision for credit losses expense.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled and non-modeled estimated loss approaches. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 25 basis points for each loan type pool. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses, updated to reflect the adoption of CECL:

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
For loans which do not share the similar risk characteristics such as nonaccrual and TDR loans above $500 thousand, the Company evaluates these loans on an individual basis in accordance with ASC 326. These nonaccrual and TDR loans are considered to have a different risk profiles than performing loans and therefore are evaluated separately from performing loan pools. The Company decided to collectively assess the TDRs and nonaccrual loans with balances below $500 thousand along with the performing and accrual loans in order to reduce the operational burden of individually assessing small TDR and nonaccrual loans with immaterial balances. For these individually assessed loans, the ACL is measured using 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, management obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, management either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit losses.
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The Company uses a funding rate to allocate the allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn can potentially become drawn at any point. Funding rate is determined based on a lookback period of 8 quarters. Credit loss is not estimated for off-balance sheet credit exposures that are unconditionally cancellable by the Company.

The following table presents breakdown of loans by recorded ACL broken out by loans evaluated individually and collectively at March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$77,543	$10,165	$27,763	$2,574	$654	$118,699
ACL on individually evaluated loans	$—	$842	$—	$4,568	$37	$81	$5,528
Individually evaluated loans ACL coverage	N/A	1.09%	N/A	16.45%	1.44%	12.39%	4.66%
Collectively evaluated loans	$56,727	$8,265,100	$271,687	$3,039,369	$784,259	$47,575	$12,464,717
ACL on collectively evaluated loans	$399	$91,718	$1,686	$38,315	$5,742	$1,535	$139,395
Collectively evaluated loans ACL coverage	0.70%	1.11%	0.62%	1.26%	0.73%	3.23%	1.12%
Total loans	$56,727	$8,342,643	$281,852	$3,067,132	$786,833	$48,229	$12,583,416
Total ACL	$399	$92,560	$1,686	$42,883	$5,779	$1,616	$144,923
Total ACL to total loans	0.70%	1.11%	0.60%	1.40%	0.73%	3.35%	1.15%

	As of December 31, 2019
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$54,433	$10,165	$22,842	$2,753	$301	$90,494
Specific allowance	$—	$312	$—	$3,073	$10	$7	$3,402
Specific allowance to impaired loans	N/A	0.57%	N/A	13.45%	0.36%	2.33%	3.76%
Other loans	$52,437	$8,261,949	$285,981	$2,696,368	$831,417	$54,619	$12,182,771
General allowance	$204	$51,400	$1,677	$29,959	$5,915	$1,587	$90,742
General allowance to other loans	0.39%	0.62%	0.59%	1.11%	0.71%	2.91%	0.74%
Total loans	$52,437	$8,316,382	$296,146	$2,719,210	$834,170	$54,920	$12,273,265
Total allowance for loan losses	$204	$51,712	$1,677	$33,032	$5,925	$1,594	$94,144
Total allowance to total loans	0.39%	0.62%	0.57%	1.21%	0.71%	2.90%	0.77%

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
TDR loans are evaluated for individually in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At March 31, 2020, total TDR loans were $61.2 million, compared to $46.7 million at December 31, 2019.
A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of March 31, 2020 and December 31, 2019 is presented below:

	As of March 31, 2020
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$6,134	$822	$—	$50	$8,460	$243	$—	$—	$15,709
Maturity / amortization concession	18,592	12,088	—	73	1,497	5,202		120	37,572
Rate concession	5,925	105	—	—	453	1,443		—	7,926
Total	$30,651	$13,015	$—	$123	$10,410	$6,888	$—	$120	$61,207

	As of December 31, 2019
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$4,708	$886	$—	$54	$4,306	$259	$—	$—	$10,213
Maturity / amortization concession	14,537	10,778	—	43	—	5,931	—	122	31,411
Rate concession	4,419	181	—	103	334	65	—	—	5,102
Total	$23,664	$11,845	$—	$200	$4,640	$6,255	$—	$122	$46,726

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at March 31, 2020 were comprised of 30 commercial real estate loans totaling $30.7 million, 43 commercial business loans totaling $13.0 million, and 16 consumer and other loans totaling $123 thousand. TDR loans on accrual status at December 31, 2019 were comprised of 15 commercial real estate loans totaling $23.7 million, 27 commercial business loans totaling $11.8 million and 12 consumer and other loans totaling $200 thousand. The Company expects that TDR loans on accrual status as of March 31, 2020, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.
The Company recorded an allowance totaling $8.6 million and $3.1 million for TDR loans as of March 31, 2020 and December 31, 2019, respectively.

The following tables present the recorded investment of loans classified as TDR during the three months ended March 31, 2020 and 2019 by class of loans:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Real estate – residential	—	$—	$—	—	$—	$—
Real estate – commercial
Retail	—	—	—	1	101	101
Hotel & motel	—	—	—	1	152	152
Gas station & car wash	1	54	54	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	1	261	261	—	—	—
Other	1	788	788	1	140	140
Real estate – construction	—	—	—	—	—	—
Commercial business	1	294	294	7	5,407	5,407
Residential mortgage	—	—	—	—	—	—
Consumer and other	1	18	18	6	33	33
Total	5	$1,415	$1,415	16	$5,833	$5,833

For TDRs modified during the three months ended March 31, 2020, the Company recorded $49 thousand in ACL. Total charge-offs of TDR loans modified during the three months ended March 31, 2020 totaled $0. For TDR loans modified during the three months ended March 31, 2019, the Company recorded $1.6 million in allowance. There were no charge-offs of TDR loans modified during the three months ended March 31, 2019.

The following table presents loans modified as TDRs within the previous twelve months ended March 31, 2020 and 2019 that subsequently had payment defaults during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – commercial
Retail	—	$—	1	$48
Hotel & motel	—	—	1	73
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	1	236
Other	2	293	—	—
Real estate – construction	—	—	—	—
Commercial business	2	292	7	5,311
Residential mortgage	—	—	—	—
Consumer and other	3	10	1	5
Total	7	$595	11	$5,673

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $136 thousand in ACL for TDR loans that had payment defaults during the three months ended March 31, 2020. Total charge offs for TDR loans that had payment defaults during the three months ended March 31, 2020 was $14 thousand.
The Company recorded $134 thousand in allowance for the TDR loans that had payment defaults during the three months ended March 31, 2019. There were no charge offs for TDR loans that had payment defaults during the three months ended March 31, 2019.

7.    Leases
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”, using the modified retrospective approach under ASC 842. The Company’s operating leases are real estate leases which are comprised of bank branches, loan production offices, and office spaces with remaining lease terms ranging from 1 to 11 years as of March 31, 2020.  Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At March 31, 2020, operating lease right-of-use (“ROU”) assets and related liabilities were $56.7 million and $58.8 million, respectively. At March 31, 2020, the short term operating lease liability totaled $13.0 million and the long-term operating lease liability totaled $45.8 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at March 31, 2020. During the three months ended March 31, 2020, the Company extended three leases and had no new leases. Lease extensions were for five years each and the Company reassessed the ROU asset and lease liability related to these leases.
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
The table below summarizes the Company’s net lease cost:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(Dollars in thousands)
Operating lease cost	$3,945	$4,123
Short term lease cost	—	9
Variable lease cost	767	703
Sublease income	(212)	(157)
Net lease cost	$4,500	$4,678

Rent expense for the three months ended March 31, 2020 and 2019 was $4.5 million and $4.7 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Three Months Ended March 31, 2020	At or for the Three Months Ended March 31, 2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,724	$3,663
Right-of-use assets obtained in exchange for lease liabilities, net	1,279	62,360
Weighted-average remaining lease term - operating leases	5.7 years	6.2 years
Weighted-average discount rate - operating leases	3.07%	3.20%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2020
(Dollars in thousands)
2020	$11,014
2021	14,127
2022	10,038
2023	7,905
2024	6,357
2025 and thereafter	15,042
Total lease payments	64,483
Less: imputed interest	5,656
Total lease obligations	$58,827

As of March 31, 2020, the Company did not have any additional operating lease commitments that have not yet commenced.

8.    Deposits
The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2020 and December 31, 2019, was $1.85 billion and $1.86 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at March 31, 2020 and December 31, 2019. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2020 and December 31, 2019, securities with fair values of approximately $339.8 million and $333.2 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at March 31, 2020 and December 31, 2019, totaled $1.75 billion and $1.48 billion, respectively. Brokered deposits at March 31, 2020 consisted of $1.11 billion in money market and NOW accounts, and $647.3 million in time deposits accounts. Brokered deposits at December 31, 2019 consisted of $538.2 million in money market and NOW accounts and $1.20 billion in time deposit accounts.

9.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $3.92 billion at March 31, 2020, and $3.85 billion at December 31, 2019. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $95.0 million at both March 31, 2020 and December 31, 2019.
At March 31, 2020 and December 31, 2019, real estate secured loans with a carrying amount of approximately $7.04 billion and $6.76 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At March 31, 2020 and December 31, 2019, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At March 31, 2020 and December 31, 2019, FHLB advances totaled $675.0 million and $625.0 million, respectively, and had weighted average interest rates of 1.41% and 1.84%, respectively. FHLB advances at March 31, 2020 and December 31, 2019 had various maturities through December 2022. The interest rate of FHLB advances as of March 31, 2020 ranged between 0.21% and 2.39%. At March 31, 2020, the Company’s remaining borrowing capacity with the FHLB was $3.20 billion.
Although the Company maintains borrowing lines with other banks, there were no federal funds purchased from other banks at March 31, 2020 and December 31, 2019.
At March 31, 2020, the contractual maturities for outstanding FHLB advances were as follows:

March 31, 2020
Scheduled maturities in:	(Dollars in thousands)
2020	$385,000
2021	145,000
2022	145,000
Total	$675,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the fair market value of the qualifying loans and securities that are pledged. At March 31, 2020, the outstanding principal balance of the qualifying loans pledged at the FRB was $960.1 million and there were no investment securities pledged to borrow against the discount window. At March 31, 2020 and December 31, 2019, the total available borrowing capacity at the FRB discount window was $762.1 million and $740.6 million, respectively. There were no borrowings outstanding at the FRB discount window as of March 31, 2020 and December 31, 2019.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At March 31, 2020, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at March 31, 2020:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	3.89%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.68%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.79%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	2.39%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,290	Variable	4.68%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	15,799	Variable	2.63%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,181	Variable	2.14%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,114	Variable	2.12%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,066	Variable	2.99%	06/30/2037
Total		$126,000	$103,318

The carrying value of Debentures at March 31, 2020 and December 31, 2019 was $103.3 million and $103.0 million, respectively. At March 31, 2020 and December 31, 2019, acquired Debentures had remaining discounts of $26.6 million and $26.9 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2020 and December 31, 2019 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
Convertible Notes
In 2018, the Company issued $200 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Subsequently on June 7, 2018, an additional $17.5 million in convertible notes were issued as part of the initial offering over-allotment option. In total, the Company issued $217.5 million in convertible notes during the second quarter of 2018. The convertible notes can be converted into shares of the Company’s common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock which represents a premium of 22.5% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes have the option to convert all or a portion of the notes at any time on or after February 15, 2023. Prior to February 15, 2023, the convertible notes cannot be converted unless under certain specified scenarios. The convertible notes can be called by the Company, in part or in whole, on or after May 20, 2023 for 100% of the principal amount in cash. Holders of the convertible notes also have the option to put the notes back to the Company on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash. The convertible notes can be settled in cash, stock, or a combination of stock and cash at the option of the Company.

The convertible notes were issued as part of the Company’s plan to repurchase its common stock. The net proceeds from the offering, after deducting the initial purchaser’s discount, was approximately $213.2 million. Of the total net proceeds, $113.2 million was down-streamed to the Bank as equity and the remaining $100.0 million was allocated for share repurchases.
In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be five years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and carrying value as of March 31, 2020 and December 31, 2019 is presented in the tables below:

			As of March 31, 2020
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	7,715	(14,165)
Issuance costs to be capitalized	5 years	(4,119)	1,500	(2,619)
Carrying balance of convertible notes		$191,501	$9,215	$200,716

			As of December 31, 2019
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	6,659	(15,221)
Issuance costs to be capitalized	5 years	(4,119)	1,298	(2,821)
Carrying balance of convertible notes		$191,501	$7,957	$199,458

Interest expense on the convertible notes for the three months ended March 31, 2020 and 2019, both totaled $2.3 million. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. Subsequent to May 15, 2023, interest expense on the convertible notes will consist of only accrued interest on the coupon.

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
At March 31, 2020 and December 31, 2019, interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$—	$137,890
Weighted average remaining term (years)	—	7.2
Pay fixed rate (weighted average)	—%	3.62%
Received variable rate (weighted average)	—%	3.83%
Estimated fair value	$—	$739

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$448,308	$282,326
Weighted average remaining term (years)	7.0	6.9
Pay fixed rate (weighted average)	3.35%	4.48%
Received variable rate (weighted average)	4.03%	3.98%
Estimated fair value	$(37,890)	$(9,614)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$—	$137,890
Weighted average remaining term (years)	—	7.2
Received fixed rate (weighted average)	—%	3.62%
Pay variable rate (weighted average)	—%	3.83%
Estimated fair value	$—	$(739)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$448,308	$282,326
Weighted average remaining term (years)	7.0	6.9
Received fixed rate (weighted average)	4.03%	4.48%
Pay variable rate (weighted average)	3.35%	3.98%
Estimated fair value	$37,890	$9,614

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2020, the Company had approximately $65.2 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2019, the Company had approximately $10.5 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of March 31, 2020		As of December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$46,818	$444	$10,540	$84
Forward sale contracts related to mortgage banking	$39,840	$478	$4,532	$11

Liabilities:
Interest rate lock commitments	$18,367	$(112)	$—	$—
Forward sale contracts related to mortgage banking	$25,345	$(170)	$6,008	$(16)

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
Commitments at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$1,645,443	$1,864,947
Standby letters of credit	126,448	113,720
Other letters of credit	28,924	37,627
Commitments to fund investments in affordable housing partnerships	20,688	28,480

In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $595 thousand at March 31, 2020 and $440 thousand at December 31, 2019. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2019, the Company assessed the qualitative factors related to intangible assets and goodwill and for the year to determine whether it was more-likely-than-not that the fair value of the Company was less than its carrying amount. As the Company operates as single business unit, goodwill impairment is assessed based on the Company as a whole. Based on the analysis of these factors, management determined that it was more-likely-than-not that intangible assets were not impaired and that the fair value of the Company exceeded the carrying value. Goodwill is not amortized for book purposes and is not tax deductible.
Due to the recent COVID-19 pandemic, economic forecasts for the future economic performance has deteriorated substantially. In addition, US equity markets experienced significant declines during the first quarter of 2020. In line with these trends, the Company’s stock price also experienced a large decline during the first quarter of 2020. These factors contributed to the Company performing an interim goodwill impairment analysis during the first quarter of 2020. The Company assessed qualitative factors related to goodwill for the quarter ended March 31, 2020 and determined that it was more-likely-than-not that goodwill was not impaired and that the fair value of goodwill exceeded the carrying value. Therefore, there was no impairment of goodwill recorded during the three months ended March 31, 2020.
The carrying amount of the Company’s goodwill as of March 31, 2020 and December 31, 2019 was $464.5 million.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $531 thousand and $557 thousand for the three months ended March 31, 2020 and 2019, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2020 and December 31, 2019:

			As of March 31, 2020		As of December 31, 2019
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(4,100)	$—	$(4,100)	$—
Pacific International Bank acquisition	7 years	604	(602)	2	(602)	2
Foster Bankshares acquisition	10 years	2,763	(2,171)	592	(2,120)	643
Wilshire Bancorp acquisition	10 years	18,138	(7,430)	10,708	(6,950)	11,188
Total		$25,605	$(14,303)	$11,302	$(13,772)	$11,833

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of March 31, 2020 and December 31, 2019, the Company did not have a valuation allowance on it servicing assets.

The changes in servicing assets for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$16,417	$23,132
Additions through originations of servicing assets	377	327
Amortization	(1,947)	(2,052)
Balance at end of period	$14,847	$21,407

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.35 billion as of March 31, 2020 and $1.35 billion as of December 31, 2019.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at March 31, 2020 and December 31, 2019 are presented below.

	March 31, 2020	December 31, 2019
SBA Servicing Assets:
Weighted-average discount rate	10.41%	9.19%
Constant prepayment rate	14.17%	14.17%
Mortgage Servicing Assets:
Weighted-average discount rate	9.00%	9.25%
Constant prepayment rate	9.46%	9.57%

14.    Income Taxes
For the three months ended March 31, 2020, the Company had an income tax provision totaling $6.5 million on pretax income of $32.4 million, representing an effective tax rate of 19.94%, compared with an income tax provision of $14.4 million on pretax income of $57.2 million, representing an effective tax rate of 25.24% for the three months ended March 31, 2019. The reduction in the effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to affordable housing partnership investment tax credits benefits. The Company reduced its projected annual pre-tax book income for 2020 taking into consideration the recent COVID-19 pandemic which increased the tax effect of the Company’s affordable housing partnership investment tax credits, reducing the overall tax rate for the first quarter of 2020.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $141 thousand at March 31, 2020 and $141 thousand at December 31, 2019, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $37 thousand and $34 thousand, for accrued interest (no portion was related to penalties) at March 31, 2020 and December 31, 2019, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $141 thousand in the next twelve months due to a settlement with the state tax authorities.
The statute of limitations for the assessment of income taxes related to the consolidated federal income tax returns is closed for all tax years up to and including 2015. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the New York State Department of Taxation and Finance for the 2016, 2017, and 2018 tax years and the New York City Department of Finance for the 2016 and 2017 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2020.

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

Collateral Dependent Loans
The fair values of collateral dependent loans are generally measured for ACL using the practical expedients permitted by ASC 326-20-35-5 including collateral dependent loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans and the underlying collateral. For commercial and industrial and asset backed loans, independent valuations may include a 20-60% discount for eligible accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$701,547	$—	$701,547	$—
Mortgage-backed securities:
Residential	385,396	—	385,396	—
Commercial	543,331	—	543,331	—
Corporate securities	4,344	—	4,344	—
Municipal securities	84,084	—	83,005	1,079
Equity investments with readily determinable fair value	22,478	22,478	—	—
Interest rate swaps	37,890	—	37,890	—
Mortgage banking derivatives	922	—	922	—

Liabilities:
Interest rate swaps	37,890	—	37,890	—
Mortgage banking derivatives	282	—	282	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

There were no transfers between Level 1, 2, and 3 during the three months ended March 31, 2020 and 2019.
The table below presents a reconciliation and income statement classification of gains (losses) for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Beginning Balance	$1,076	$1,059
Change in fair value included in other comprehensive income (loss)	3	9
Ending Balance	$1,079	$1,068

The Company measures certain assets at fair value on a non-recurring basis including collateral dependent loans (excludes PCI loans at December 31, 2019), loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$13,381	$—	$—	$13,381
Commercial business	9,101	—	—	9,101
OREO	18,725	—	—	18,725

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$9,519	$—	$—	$9,519
Commercial business	8,942	—	—	8,942
OREO	19,086	—	—	19,086

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(4,659)	$1,048
Commercial business	(4,656)	(3,231)
Consumer	(608)	(285)
OREO	(826)	62

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$802,033	$802,033	Level 1
Interest bearing deposits in other financial institutions	29,162	29,250	Level 2
Equity investments without readily determinable fair values	27,091	27,091	Level 2
Loans held for sale	8,281	8,489	Level 2
Loans receivable—net	12,438,493	12,373,370	Level 3
Accrued interest receivable	30,450	30,450	Level 2/3
Servicing assets, net	14,847	16,780	Level 3
Customers’ liabilities on acceptances	1,951	1,951	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,010,143	$3,010,143	Level 2
Saving and other interest bearing demand deposits	5,123,577	5,123,577	Level 2
Time deposits	4,702,847	4,729,396	Level 2
FHLB advances	675,000	692,331	Level 2
Convertible notes, net	200,716	178,933	Level 1
Subordinated debentures	103,318	105,822	Level 2
Accrued interest payable	30,436	30,436	Level 2
Acceptances outstanding	1,951	1,951	Level 2

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$698,567	$698,567	Level 1
Interest bearing deposits in other financial institutions	29,162	29,235	Level 2
Equity investments without readily determinable fair values	26,967	26,967	Level 2
Loans held for sale	54,271	56,011	Level 2
Loans receivable—net	12,181,863	12,143,727	Level 3
Accrued interest receivable	30,772	30,772	Level 2/3
Servicing assets, net	16,417	18,966	Level 3
Customers’ liabilities on acceptances	1,117	1,117	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,108,687	$3,108,687	Level 2
Saving and other interest bearing demand deposits	4,259,707	4,259,707	Level 2
Time deposits	5,158,970	5,182,405	Level 2
FHLB advances	625,000	628,903	Level 2
Convertible debt	199,458	206,210	Level 1
Subordinated debentures	103,035	114,690	Level 2
Accrued interest payable	33,810	33,810	Level 2
Acceptances outstanding	1,117	1,117	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at March 31, 2020 was $2.02 billion, compared to $2.04 billion at December 31, 2019.
As of December 31, 2019, the Company had repurchased 9,945,547 shares of its common stock totaling $163.8 million as part of the repurchase programs that were authorized by the Company’s Board of Directors. During the three months ended March 31, 2020, the Company completed the $50.0 million repurchase plan though the repurchase of 2,716,034 shares of common stock totaling $36.2 million completing.
For the three months ended March 31, 2020 and 2019, the Company paid dividends of $0.14 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended,
	March 31, 2020	March 31, 2019
	(Dollars in thousands)
Balance at beginning of period	$9,149	$(32,705)

Unrealized gain on securities available for sale	38,853	24,666
Reclassification adjustments for net gains realize in net income	—	—
Tax effect	(11,553)	(7,319)
Total other comprehensive income	$27,300	$17,347
Balance at end of period	$36,449	$(15,358)

For the three months ended and March 31, 2020 and 2019, there were no other reclassifications out of accumulated other comprehensive income (loss).

17.    Stock-Based Compensation
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
Under the 2019 Plan, 3,611,849 shares were available for future grants as of March 31, 2020.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2020	935,211	$15.34
Granted	—	—
Exercised	—	—
Expired	(14,461)	16.70
Forfeited	—	—
Outstanding - March 31, 2020	920,750	$15.32	5.24	$350
Options exercisable - March 31, 2020	847,211	$15.12	5.12	$350

The following is a summary of the Company’s restricted stock and performance unit activity for the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2020	1,035,744	$14.08
Granted	416,585	11.66
Vested	(201,722)	14.53
Forfeited	(37,032)	12.81
Outstanding (unvested) - March 31, 2020	1,213,575	$13.21

The total fair value of restricted stock and performance units vested for the three months ended March 31, 2020 and 2019 was $2.0 million and $347 thousand, respectively.

In 2017, the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expenses. The compensation expense for ESPP during the three months ended March 31, 2020 and 2019 was $71 thousand and $75 thousand, respectively.
The total amount charged against income related to stock-based payment arrangements, including ESPP, was $2.0 million and $815 thousand for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit recognized was approximately $397 thousand and $206 thousand for the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020, the unrecognized compensation expense related to non-vested stock option grants was $202 thousand and is expected to be recognized over a weighted average vesting period of 1.42 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $11.3 million and is expected to be recognized over a weighted average vesting period of 1.83 years.

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

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. As of March 31, 2020, the capital conservation buffer for the Company stood at 2.50%, and the capital ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

With the adoption of the CECL standard on January 1, 2020, the Company recorded a Day 1 adjustment, net of taxes to retained earnings totaling $18.8 million. In accordance with the revised regulatory CECL transition guidance, the Company has elected to defer the impact of the adoption of CECL for two years, at which time the impact will be phased-in over a three year period.
As of March 31, 2020 and December 31, 2019, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,527,666	11.44%	$600,667	4.50%	$943,371	7.00%	N/A	N/A
Bank	$1,804,000	13.52%	$600,600	4.50%	$934,267	7.00%	$867,533	6.50%
Total capital (to risk-weighted assets):
Company	$1,746,523	13.08%	$1,067,853	8.00%	$1,401,557	10.50%	N/A	N/A
Bank	$1,950,169	14.61%	$1,067,733	8.00%	$1,401,400	10.50%	$1,334,667	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,627,083	12.19%	$800,890	6.00%	$1,134,594	8.50%	N/A	N/A
Bank	$1,804,000	13.52%	$800,800	6.00%	$934,267	8.50%	$1,067,733	8.00%
Tier 1 capital (to average assets):
Company	$1,627,083	10.88%	$598,392	4.00%	N/A	N/A	N/A	N/A
Bank	$1,804,000	12.05%	$598,682	4.00%	N/A	N/A	$748,353	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,553,697	11.76%	$594,373	4.50%	$924,581	7.00%	N/A	N/A
Bank	$1,811,862	13.72%	$594,320	4.50%	$924,498	7.00%	$858,462	6.50%
Total capital (to risk-weighted assets):
Company	$1,747,611	13.23%	$1,056,664	8.00%	$1,386,871	10.50%	N/A	N/A
Bank	$1,906,642	14.44%	$1,056,569	8.00%	$1,386,747	10.50%	$1,320,711	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,652,831	12.51%	$792,498	6.00%	$1,122,705	8.50%	N/A	N/A
Bank	$1,811,862	13.72%	$792,427	6.00%	$924,498	8.50%	$1,056,569	8.00%
Tier 1 capital (to average assets):
Company	$1,652,831	11.22%	$589,367	4.00%	N/A	N/A	N/A	N/A
Bank	$1,811,862	12.29%	$589,604	4.00%	N/A	N/A	$737,005	5.00%

19.    Revenue Recognition
With the adoption of ASU 2014-09 (Topic 606), the Company recognizes revenue when obligations under the terms of a contract with customers are satisfied. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also out of scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, wire transfer fees, and certain OREO related net gains or expenses. However, the recognition of these revenue streams for the Company did not change significantly upon adoption of Topic 606. Noninterest revenue streams within the scope of Topic 606 are discussed below.
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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$368	$423
Customer analysis charges	1,870	1,723
NSF charges	1,655	1,941
Other service charges	216	214
Total noninterest bearing deposit account income	4,109	4,301

Interest bearing deposit account income:
Monthly service charges	24	16

Total service fees on deposit accounts	$4,133	$4,317

Wire transfer fee income:
Wire transfer fees	$806	$934
Foreign exchange fees	192	155
Total wire transfer fees	$998	$1,089

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. The Company recognized a net loss on sale of OREO in the amount of $61 thousand for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company recognized a gain on sale of OREO in the amount of $3 thousand.

20.    Subsequent Events
A provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the borrower providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and began accepting applications for the program in April 2020. As of May 6, 2020, the Company had processed approximately $500 million in PPP loans.
As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist the Bank’s borrowers experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company is offering modifications to borrowers impacted by the pandemic who were not delinquent over 30 days on payments as of December 31, 2019. For commercial borrowers, the Company is providing short-term modifications including interest only payments and payment deferrals. Borrowers with residential mortgage loans are being provided temporary forbearance plans initially for 90 days during which period credit reporting will be suspended and late charges will be waived. The Company’s credit card customers upon request are being provided a deferral of minimum payments for up to two payment cycles without penalty.
During the first quarter of 2020, only a minimal number of loans were modified under the Company’s COVID-19 related modification program. However, the Company has subsequently received a significant number of modification requests and has increased processing for COVID-19 related modifications. As of May 6, 2020, the Company had processed modifications under the Company’s COVID-19 related modification program for borrowers across various loan types and industries, including those areas directly affected by the pandemic such as the CRE hospitality and retail sectors, whose aggregate loan balance represents approximately $1.41 billion. Recent revised interagency guidance from the Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, do not require TDR classification. The Company believes its loan modification program satisfies the applicable requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

We offer a full range of commercial and retail banking loan and deposit products through Bank of Hope. We have 58 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, and Alabama. We have loan production offices located in Atlanta, Dallas, Denver, Portland, Seattle, Fremont, and in Southern California. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including real estate loans, commercial business loans, residential mortgage loans, SBA loans, and consumer loans.
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

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic. The COVID-19 pandemic has had a material and adverse impact on our business, financial condition and results of operations, and further impact will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, the economic implications of the same, and the actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has substantially and negatively impacted the United States economy, disrupted global supply chains, considerably lowered equity market valuations, created significant volatility and disruption in financial markets, and materially increased unemployment levels. In addition, the pandemic has resulted in temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. As a result, the demand for our products and services has been and likely will continue to be significantly adversely impacted, which could materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed and our customers draw on their lines of credit. Similarly, because of changing economic and market conditions, we may be required to recognize impairments on goodwill or impairment on other financial instruments we hold. Our business operations may also be further disrupted if significant portions of our workforce are unable to work effectively, because of challenges arising as a result of circumstances related to working from home, illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches. In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering payment deferrals and other expanded assistance for credit card, mortgage and small business lending customers, and future governmental actions may require these and other types of customer-related responses. In addition, we may take capital actions in response to the COVID-19 pandemic. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, the economic implications of the same and actions taken by governmental authorities and other third parties in response to the pandemic.
On March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the global pandemic.  The CARES Act provides approximately $2.2 trillion in emergency economic relief funds, expands SBA lending through the Paycheck Protection Program (“PPP”), and provides temporary relief of modifications from TDR classification. In response, we have begun actively assisting our customers in taking advantage of the concessions offered through the CARES Act through this difficult time by originating SBA PPP loans on a full-time basis and providing loan modifications to borrowers consisting of mostly initial payment deferrals for up to three months. We expect the number of loan modifications under the CARES Act will increase significantly in the next few quarters based on the current number of requests.

At March 31, 2020, all of our regulatory capital ratios for the Holding Company and Bank were in excess of the minimum requirements set by our regulators. While we currently believe that we have sufficient excess capital and liquidity to withstand the economic impact of the COVID-19 pandemic, further economic deterioration or an extended recession could adversely impact our capital and liquidity positions.

Pandemic Response Plan
With the onset of the COVID-19 virus, we activated a Pandemic Response Plan in January 2020, well in advance of the declaration of the COVID-19 pandemic. As part of the Pandemic Response Plan, a Pandemic Response Team and a Business Continuity Program Team was formed which closely monitors the COVID-19 situation, identifying issues and developing responses to reduce risks related to COVID‐19 to our customers, employees, and communities. As part of our overall efforts to help contain the spread of the virus, we made a number of adjustments in our branch operations:

•	Nationwide, we reduced the operating hours;

•	For our branches with drive-thru service facilities, we limited in-branch services by appointment only;

•	We have also temporarily closed a number of branches that are in close proximity to another branch location;

•
We implemented social distancing procedures limiting the number of customers in a branch at a given time; requiring the use of hand sanitizers by all customers entering a branch, and added aisle lines to help guide customers in maintaining a minimum of 6 feet of separation;

•	We limited operations to every other teller station as warranted to maintain the minimum 6-feet distance;

•	We installed sneeze guards at all teller stations and customer service areas;

•	We have provided our branch staff with facial masks, as well as face shields; and

•	We implemented enhanced cleaning and disinfecting protocols at all of our branches.

We have also implemented a number of changes to our back-office operations including:

•
Enabling the majority of our employees with remote work capabilities and implementing a remote rotation strategy with the general goal of having approximately 50% of the department staff working onsite and the remainder working remotely;

•	In-person meetings have been prohibited to the extent possible;

•	In line with social distancing guidelines, employee workstations have been temporarily modified to allow for a minimum separation of approximately six feet between each employee;

•	Common break areas have been closed; and

•	We have implemented enhanced cleaning and disinfecting protocols for our non-branch locations.
For the communities in which we serve, we are in the process of donating 20,000+ KN-95 masks to various organizations, including elderly homes, police stations, and fire stations, among others. The goal of the Pandemic Response Plan is to protect the health of our customers, employee and communities while continuing to meet the needs of our customers. The Pandemic Response Team and Business Continuity Program Team will continue to monitor the COVID-19 situation and take additional actions as necessary to ensure the safe continued operations of the Bank. We have also implemented a number of programs to help support our customers through this difficult time including actively participating in the SBA’s PPP and implementing loan modification programs for customers affected by the COVID-19 pandemic (see “COVID-19 Pandemic” section above and footnote 20 “Subsequent Events” for more information).

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$166,868	$173,130
Interest expense	47,577	53,522
Net interest income	119,291	119,608
Provision for credit losses	28,000	3,000
Net interest income after provision for credit losses	91,291	116,608
Noninterest income	13,264	11,422
Noninterest expense	72,140	70,833
Income before income tax provision	32,415	57,197
Income tax provision	6,462	14,439
Net income	$25,953	$42,758
Per Share Data:
Earnings per common share - basic	$0.21	$0.34
Earnings per common share - diluted	$0.21	$0.34
Book value per common share (period end)	$16.38	$15.37
Cash dividends declared per common share	$0.14	$0.14
Tangible book value per common share (period end) (1)	$12.52	$11.59
Number of common shares outstanding (period end)	123,169,404	126,635,584
Weighted average shares - basic	124,295,327	126,640,464
Weighted average shares - diluted	124,676,296	126,819,672
Tangible common equity to tangible assets (1)	9.92%	9.84%

Average Balance Sheet Data:
Assets	$15,446,807	$15,290,338
Securities available for sale	1,712,033	1,827,612
Loans receivable and loans held for sale	12,259,848	12,088,169
Deposits	12,342,022	12,089,643
Stockholders’ equity	2,027,595	1,920,492

	For the Three Months Ended March 31,
	2020	2019
Selected Performance Ratios:
Return on average assets (2)	0.67%	1.12%
Return on average stockholders’ equity (2)	5.12%	8.91%
Return on average tangible equity (1) (2)	6.69%	11.86%
Dividend payout ratio (dividends per share / diluted EPS)	67.24%	41.52%
Efficiency ratio (3)	54.42%	54.06%
Net interest spread	2.77%	2.79%
Net interest margin (4)	3.31%	3.39%

	At March 31,
	2020	2019
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$16,021,434	$15,398,669
Securities available for sale	1,718,702	1,818,343
Loans receivable	12,583,416	12,054,004
Deposits	12,836,567	12,249,196
FHLB advances	675,000	720,000
Convertible notes, net	200,716	195,754
Subordinated debentures	103,318	102,201
Stockholders’ equity	2,018,088	1,946,211

Regulatory Capital Ratios (5)
Leverage capital ratio	10.88%	10.66%
Common equity Tier 1 capital ratio	11.44%	11.59%
Tier 1 risk-based capital ratio	12.19%	12.36%
Total risk-based capital ratio	13.08%	13.10%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.15%	0.78%
Allowance for credit losses to nonaccrual loans	199.51%	108.75%
Allowance for credit losses to nonperforming loans (7)	124.06%	71.25%
Allowance for credit losses to nonperforming assets (8)	103.62%	68.03%
Nonaccrual loans to loans receivable	0.58%	0.72%
Nonperforming loans to loans receivable (7)	0.93%	1.10%
Nonperforming assets to loans receivable and OREO (8)	1.11%	1.15%
Nonperforming assets to total assets (8)	0.87%	0.90%

__________________________________

(1)
Tangible book value per common share, tangible common equity to tangible assets, and return on average tangible equity are non-GAAP financial measures that we believe provide investors with information useful in understanding our financial performance and position. A reconciliation of GAAP to non-GAAP financial measures is provided on the following page.

(2)	Annualized.

(3)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for credit losses and noninterest income.

(4)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(5)
The ratios generally required to meet the definition of a “well-capitalized” financial institution under certain banking regulations are 5.0% leverage capital, 6.5% common equity tier 1 capital, 8.0% Tier 1 risk-based capital, and 10.0% total risk-based capital.

(6) Calculations are based on average quarterly asset balances.
(7) Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans (excludes PCI loans at March 31, 2019).
(8) Nonperforming assets consist of nonperforming loans and OREO.

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

	At March 31,
	2020	2019
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,018,088	$1,946,211
Less: Goodwill and core deposit intangible assets, net	(475,752)	(477,954)
Tangible common equity	$1,542,336	$1,468,257

Total assets	$16,021,434	$15,398,669
Less: Goodwill and core deposit intangible assets, net	(475,752)	(477,954)
Tangible Assets	$15,545,682	$14,920,715

Common shares outstanding	123,169,404	126,635,584

Tangible book value per common share	$12.52	$11.59
Tangible common equity to tangible assets	9.92%	9.84%

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

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net income	$25,953	$42,758

Average stockholders’ equity	$2,027,595	$1,920,492
Less: Average goodwill and core deposit intangible assets, net	(476,053)	(478,309)
Average tangible equity	$1,551,542	$1,442,183

Return on average tangible equity	6.69%	11.86%

Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period.

Results of Operations
Overview
Net income for the first quarter of 2020 was $26.0 million, or $0.21 per diluted common share, compared to $42.8 million, or $0.34 per diluted common share, for the same period of 2019, which was a decrease of $16.8 million, or 39.3%. The decrease in net income was due mostly to an increase in the provision for credit losses. Net interest income before provision for credit losses decreased by $317 thousand for the first quarter of 2020 to $119.3 million compared to $119.6 million in the first quarter of 2019.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that are included in net income for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$1,059	$2,166
Accretion of discounts on PCD (formerly PCI) loans	9,449	5,833
Amortization of premiums on purchased investments in affordable housing partnerships	(71)	(76)
Amortization of premiums on assumed FHLB advances	—	1,280
Accretion of discounts on assumed subordinated debt	(283)	(273)
Amortization of core deposit intangibles	(531)	(557)
Total	$9,623	$8,373

The annualized return on average assets was 0.67% for the first quarter of 2020 compared to 1.12% for the same period of 2019. The annualized return on average stockholders’ equity was 5.12% for the first quarter of 2020 compared to 8.91% for the same period of 2019. The efficiency ratio was 54.42% for the first quarter of 2020 compared to 54.06% for the same period of 2019.
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
Comparison of Three Months Ended March 31, 2020 with the Three Months Ended March 31, 2019
Net interest income before provision for credit losses was $119.3 million for the first quarter of 2020 compared to $119.6 million for the same period of 2019, a decrease of $317 thousand, or 0.3%. The decrease in net interest income was due to the reduction in interest income on loan and investments securities for the first quarter of 2020 compared to the first quarter of 2019 offset partly by a decrease in deposit interest expense.
Interest income for the first quarter of 2020 was $166.9 million, a decrease of $6.3 million, or 3.6%, compared to $173.1 million for the same period of 2019. The decrease in interest income was primarily attributable to the decline in interest rates which impacted a portion of our variable rate loans as well as a reduction in interest rates on new loan originations. The FOMC reduced the federal funds target rate by 25 basis points each in July, September, and October 2019. More recently, as a result of the COVID-19 pandemic and its impact to the US economy, the FOMC lowered the target federal funds rate by a total of 1.50% in March 2020 to 0.00%-0.25%. The reduction in interest rates in March 2020, only had a minimal impact on loan yields and interest income and is expected to have a larger impact in the second quarter of 2020 as most of our variable rate loans reprice on a monthly basis.
Interest expense for the first quarter of 2020 was $47.6 million, a decrease of $5.9 million, or 11.1%, compared to $53.5 million for the same period of 2019. The decrease in interest expense was due to the repricing of time deposits to lower rates as well as a reduction in rates on money market and now accounts.

Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the first quarter of 2020 was 3.31%, a decrease of 8 basis points from 3.39% for the same period of 2019.
The weighted average yield on loans decreased to 5.06% for the first quarter of 2020 from 5.31% for the first quarter of 2019. The decrease in loan yields for the three months ended March 31, 2020 compared to the same period in 2019 was mostly due to the decrease in interest rates experienced in 2019. The decrease in interest rates led to a decrease in rates on our variable rate loans and decrease in rates for new loan originations, which resulted in a decline in loan yields. At March 31, 2020, variable interest rate loans made up 39% of the loan portfolio and the remaining 61% of the loan portfolio consisted of loans with fixed interest rates. Fixed rate loans include hybrid loans that had fixed interest rates at the end of the period but will eventually change to a variable interest rate after a certain period of time. For the three months ended March 31, 2020, the average weighted rate on new loan originations was 3.98% compared to 5.52% for the three months ended March 31, 2019. Discount accretion income on acquired loans was $10.5 million for the three months ended March 31, 2020 compared to $8.0 million for the three months ended March 31, 2019. The increase in accretion income on acquired loans for 2020 compared to 2019 was largely due to $5.6 million in discount accreted from a large loan payoff during the first quarter of 2020.
The weighted average yield on securities available for sale for the first quarter of 2020 was 2.49% compared to 2.73% for the same period of 2019. The change in weighted average yield on securities available for sale for the three months ended March 31, 2020 compared to the same period of 2019 was due to fluctuations in the overall investment portfolio due to the purchase, sale, and calls/maturities of investment securities during the twelve months ended March 31, 2020.
The weighted average yield on FHLB stock and other investments for the first quarter of 2020 was 1.57% compared to 2.67% for the same period of 2019. The decrease in weighted average yield on FHLB stock and other investments for the three months ended March 31, 2020 compared to the same period of 2019 was due to the decreases in interest rates experienced in 2019 and 2020. The decline in interest rates led to a decrease in interest earned on interest bearing cash balances at the Federal Reserve and with other banks which resulted in a decrease in yield on FHLB stock and other investments. The dividend rate on FHLB stock has remained the same throughout 2019.
The weighted average cost of deposits for the first quarter of 2020 was 1.34%, a decrease of 23 basis points from 1.57% for the same period of 2019. The decline in interest rates experienced in 2019 and 2020 resulted in a decrease in the weighted average cost of deposits for the three months ended March 31, 2020 compared to the same period of 2019. Management reduced rates on certain deposits during the second half of 2019 and more recently in March 2020 in light of the FOMC rate cuts.
The weighted average cost of FHLB advances for the first quarter of 2020 was 1.79%, an increase of 48 basis points from 1.31% for the same period of 2019. The increase in cost of FHLB advances for the first quarter of 2020 compared to the same period of the prior year was due to the accelerated amortization of $1.0 million in premiums for FHLB advances that were paid off during the first quarter of 2019. The amortization of the remaining premiums had the effect of reducing interest expense on FHLB advances, which lowered the overall cost of FHLB advances for the first quarter of 2019.
The carrying balance of our convertible notes are net of discount to be amortized and issuance costs to be capitalized. The weighted average cost of our convertible notes was 4.64% for the three months ended March 31, 2020 compared to 4.71% for the three months ended March 31, 2019. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. In 2023, the cost of the convertible notes will decline as the non-cash conversion discount will be fully amortized and the issuance costs will be fully capitalized leaving the coupon rate as the only remaining cost.
The weighted average cost of other borrowings (subordinated debentures) for the first quarter of 2020 was 5.86%, a decrease of 133 basis points from 7.19% for the same period of 2019. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate. The decline in the three month LIBOR rate during the twelve months ended March 31, 2020 resulted in a decline in the weighted average cost of other borrowings.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$12,259,848	$154,230	5.06%	$12,088,169	$158,136	5.31%
Securities available for sale(3)	1,712,033	10,609	2.49%	1,827,612	12,319	2.73%
FHLB stock and other investments	519,309	2,029	1.57%	405,660	2,675	2.67%
Total interest earning assets	14,491,190	166,868	4.63%	14,321,441	173,130	4.90%
Total noninterest earning assets	955,617			968,897
Total assets	$15,446,807			$15,290,338

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$4,204,406	$14,880	1.42%	$3,042,524	$12,987	1.73%
Savings	274,075	808	1.19%	223,531	565	1.03%
Time deposits	4,900,405	25,425	2.09%	5,936,842	33,295	2.27%
Total interest bearing deposits	9,378,886	41,113	1.76%	9,202,897	46,847	2.06%
FHLB advances	594,890	2,647	1.79%	810,857	2,614	1.31%
Convertible notes, net	199,960	2,346	4.64%	194,969	2,298	4.71%
Other borrowings, net	99,252	1,471	5.86%	98,126	1,763	7.19%
Total interest bearing liabilities	10,272,988	47,577	1.86%	10,306,849	53,522	2.11%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,963,136			2,886,746
Other liabilities	183,088			176,251
Stockholders’ equity	2,027,595			1,920,492
Total liabilities and stockholders’ equity	$15,446,807			$15,290,338

Net interest income/net interest spread		$119,291	2.77%		$119,608	2.79%
Net interest margin			3.31%			3.39%
Cost of deposits			1.34%			1.57%
__________________________________

*	Annualized

(1)	Interest income on loans includes loan fees

(2)	Average balances of loans consist of loans receivable and loans held for sale

(3)	Interest income and yields are not presented on a tax-equivalent basis

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

	Three Months Ended March 31, 2020 over March 31, 2019
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(3,906)	$(6,456)	$2,550
Securities available for sale	(1,710)	(996)	(714)
FHLB stock and other investments	(646)	(1,285)	639
Total interest income	$(6,262)	$(8,737)	$2,475
INTEREST EXPENSE:
Demand, interest bearing	$1,893	$(2,575)	$4,468
Savings	243	99	144
Time deposits	(7,870)	(2,526)	(5,344)
FHLB advances	33	834	(801)
Convertible notes, net	48	(26)	74
Other borrowings, net	(292)	(313)	21
Total interest expense	$(5,945)	$(4,507)	$(1,438)
NET INTEREST INCOME	$(317)	$(4,230)	$3,913

Provision for Credit Losses
The provision for credit losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The provision for credit losses for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that, in our judgment, is adequate to absorb probable lifetime losses inherent in our loan portfolio. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses; however, actual credit losses may vary in material respects from current estimates. If the allowance for credit losses is inadequate, we may be required to record additional provision, which may have a material adverse effect on our business, financial condition, and results of operations.
The provision for credit losses for the first quarter of 2020 was $28.0 million, an increase of $25.0 million from $3.0 million for the same period last year. The increase in provision for credit losses for 2020 compared to 2019 was due to the implementation of CECL which now estimates credit losses on the life of loans. In addition, due to the recent COVID-19 pandemic, we recorded additional reserves to reflect the economic decline that has resulted from the pandemic. We used a third party economic forecast of economic performance which projects a significant decline in macroeconomic variables during the second quarter 2020.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, swap fee income, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the first quarter of 2020 was $13.3 million compared to $11.4 million for the first quarter of 2019, an increase of $1.8 million, or 16.1%.
Noninterest income by category is summarized in the table below:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,133	$4,317	$(184)	(4.3)%
International service fees	790	933	(143)	(15.3)%
Loan servicing fees, net	365	730	(365)	(50.0)%
Wire transfer fees	998	1,089	(91)	(8.4)%
Net gains on sales of other loans	1,855	741	1,114	150.3%
Other income and fees	5,123	3,612	1,511	41.8%
Total noninterest income	$13,264	$11,422	$1,842	16.1%

The increase in noninterest income for the first quarter of 2020 compared to the first quarter of 2019 was due mostly to an increase in in net gains on sales of other loans and other income and fees offset by declines in other noninterest income line items.
The decrease in service fees on deposit accounts for the first quarter of 2020 compared to the first quarter of 2019 was due to a decrease in non-sufficient funds fees collected on deposit accounts.
International service fees declined for the three months ended March 31, 2020 compared to the same period of 2019 due to a decline in fees generated from trade finance loans. International service fees are earned mostly from trade finance loans and as the balance of these loans have declined, our associated fee income has also declined. Trade finance loans declined to $151.2 million at March 31, 2020 from $172.3 million at March 31, 2019.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on most of the loans that we choose to sell. The decrease in loan servicing fees, net for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to the shift to not selling SBA loans and an increase in payoffs of loans that we service. Payoffs of serviced loans results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income, net.
Net gains on sales of other loans represents net gains from the sale of residential mortgage loans. Residential mortgage loans sold during the first quarter of 2020 totaled $73.9 million compared to $69.8 million sold during the first quarter of 2019. The increase in net gains on sales of other loans for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due discount accretion income recognized on residential mortgage loans sold during the three months ended March 31, 2020. During the first quarter of 2020, we sold $38.9 million in residential mortgage loans previously classified as held for investment in a bulk sale transaction most of which were acquired loans with remaining discounts.
Other income and fees for the first quarter of 2020 increased by $1.5 million compared to the first quarter of 2019 due mostly to an increase in swap fee income. Swap fee transactions have increased since March 31, 2019 which has led to an overall increase in income earned from swap transactions.

Noninterest Expense
Noninterest expense for the first quarter of 2020 was $72.1 million, an increase of $1.3 million, or 1.8%, from $70.8 million for the same period of 2019.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$42,502	$40,429	$2,073	5.1%
Occupancy	7,410	7,677	(267)	(3.5)%
Furniture and equipment	4,259	3,446	813	23.6%
Advertising and marketing	1,673	2,062	(389)	(18.9)%
Data processing and communications	2,631	2,956	(325)	(11.0)%
Professional fees	3,300	5,380	(2,080)	(38.7)%
Investments in affordable housing partnership expenses	2,551	2,881	(330)	(11.5)%
FDIC assessments	1,559	1,551	8	0.5%
Credit related expenses	1,662	678	984	145.1%
OREO (income) expense, net	843	(152)	995	N/A
Other	3,750	3,925	(175)	(4.5)%
Total noninterest expense	$72,140	$70,833	$1,307	1.8%

The increase in noninterest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due primarily to an increase in salaries and employee benefits, furniture and equipment expense, credit related expenses, and OREO expenses, net offset by a decline in professional fees.
Salaries and employee benefits expense increased $2.1 million for the first quarter of 2020 compared to the same period in 2019. The increase in salaries and benefits for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to an increase in employees’ salaries and stock compensation expenses offset by a decline in commissions paid and temporary staff expenses. The number of full-time equivalent employees decreased from 1,468 at March 31, 2019 to 1,458 at March 31, 2020.
Furniture and equipment expense increased $813 thousand for the first quarter of 2020 compared to the same period in 2019. The increase in furniture and equipment expense reflect additional expenditures made for software subscriptions, licenses, and IT related equipment.
Professional fees experienced a decrease of $2.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in professional fees for 2020 compared to 2019 was due to decreases in professional fees related to the implementation of CECL, IT related professional fees, and internal audit service fees.
Credit related expenses increased $984 thousand for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an increase provision for off balance sheet commitments and loan collection expenses for 2020 compared to 2019.
OREO (income) expense, net experienced an increase for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due an increase in OREO valuation allowance expenses.
Other noninterest expense for the three months ended March 31, 2020 remained largely unchanged compared to expenses for the same period of the prior year.

Provision for Income Taxes
Income tax provision expense was $6.5 million and $14.4 million for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rates were 19.94% and 25.24% for the three months ended March 31, 2020 and 2019, respectively. The reduction in effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to the significant reduction in the projected pre-tax book income for 2020 as a result of the impact of the COVID-19 pandemic on the economy. The reduction in projected pre-tax book income for 2020 increased the tax effect of the Company’s affordable housing partnership investment tax credits, reducing the overall tax rate for the three months ended March 31, 2020.

Financial Condition
At March 31, 2020, our total assets were $16.02 billion, an increase of $354.0 million, or 2.3%, from $15.67 billion at December 31, 2019. The increase in total assets was due to the increase in loans receivable and cash and cash equivalents during the three months ended March 31, 2020.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investment without readily determinable fair values. Equity investments at March 31, 2020 totaled $49.6 million, an increase of $479 thousand, or 1.0%, from $49.1 million at December 31, 2019.
At March 31, 2020, total equity investments with readily determinable fair values totaled $22.5 million consisting of mutual funds. Equity investments with readily determinable fair values at December 31, 2019 totaled $22.1 million also consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $27.1 million and $27.0 million in equity investments without readily determinable fair values as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, equity investments without readily determinable fair values included $25.7 million in Community Reinvestment Act investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three months ended March 31, 2020 and 2019.
Investment Securities Portfolio
At March 31, 2020, we had $1.72 billion in available for sale securities compared to $1.72 billion at December 31, 2019. The net unrealized gain on the available for sale securities at March 31, 2020 was $51.0 million compared to a net unrealized gain on securities of $12.1 million at December 31, 2019. The change in unrealized gain on investment securities from December 31, 2019 to March 31, 2020 was due to a decline in treasury rates as a result of the recent decline in interest rates.
During the three months ended March 31, 2020, $56.4 million in investment securities were purchased and $90.6 million in investment securities were paid down.
We adopted ASU 2016-13 on January 1, 2020 and implemented the CECL methodology for our investment securities available for sale. At the time of adoption, we did not record a day 1 CECL adjustment on our investment securities available for sale as we determined that a credit impairment did not exist. Subsequently, we performed an analysis on our investment portfolio as of March 31, 2020 and found an allowance for credit losses was not required. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises which we determined have zero loss expectation. At March 31, 2020, we had corporate and municipal securities not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investments, we concluded a credit loss did not exist due to the strength of the issuer, high bond ratings, and/or because we still expect full payment of principal and interest.
Investments in Affordable Housing Partnerships
At March 31, 2020, we had $80.0 million in investments in affordable housing partnerships compared to $82.6 million at December 31, 2019. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the three months ended March 31, 2020. Commitments to fund investments in affordable housing partnerships totaled $20.7 million at March 31, 2020 compared to $28.5 million at December 31, 2019. The decline in commitments to fund investments in affordable housing partnerships during the three months ended March 31, 2020 was due to cash contributions which reduced the remaining commitment balances.

Loan Portfolio
At March 31, 2020, loans receivable totaled $12.58 billion, an increase of $307.4 million from $12.28 billion at December 31, 2019. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	March 31, 2020		December 31, 2019
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$56,727	—%	$52,558	—%
Commercial	8,342,643	67%	8,316,470	68%
Construction	281,852	2%	295,523	3%
Total real estate loans	8,681,222	69%	8,664,551	71%
Commercial business	3,067,132	25%	2,721,183	22%
Residential mortgage	786,833	6%	835,188	7%
Consumer and other	48,229	—%	55,085	—%
Total loans receivable, net of deferred costs and fees	12,583,416	100%	12,276,007	100%
Allowance for credit losses	(144,923)		(94,144)
Loans receivable, net of allowance for credit losses	$12,438,493		$12,181,863
Our total loans increased from December 31, 2019 to March 31, 2020 largely due to an increase in commercial business loans during the three months ended March 31, 2020. Commercial business loans increased $346.0 million from December 31, 2019 to March 31, 2020 due to a combination of new loan originations and line of credit commitment drawdowns. During the first quarter of 2020 we saw slightly elevated line utilization rates as a result of economic uncertainty brought about by the COVID-19 pandemic. The increase in commercial business loans was somewhat offset by a decline in residential mortgage loans of $48.4 million due to pay-downs and payoffs.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$1,645,443	$1,864,947
Standby letters of credit	126,448	113,720
Other commercial letters of credit	28,924	37,627
Total	$1,800,815	$2,016,294

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $139.9 million at March 31, 2020 compared to $122.1 million at December 31, 2019. The ratio of nonperforming assets to loans receivable and OREO was 1.11% at March 31, 2020 and 0.99% at December 31, 2019.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans (1)	$72,639	$54,785
Loans 90 days or more days past due, still accruing	387	7,547
Accruing restructured loans	43,789	35,709
Total nonperforming loans	116,815	98,041
OREO	23,039	24,091
Total nonperforming assets	$139,854	$122,132

Nonperforming loans to loans receivable	0.93%	0.80%
Nonperforming assets to loans receivable and OREO	1.11%	0.99%
Nonperforming assets to total assets	0.87%	0.78%
Allowance for credit losses to nonperforming loans	124.06%	96.03%
Allowance for credit losses to nonperforming assets	103.62%	77.08%
__________________________________

(1)
Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.8 million as of March 31, 2020 and $37.3 million as of December 31, 2019. Nonaccrual loans for December 31, 2019 also excludes PCI loans.

Allowance for Credit Losses
On January 1, 2020 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL which significantly changed the credit losses estimation model for loan and investments. On March 27, 2020, President Donald Trump signed into law the CARES Act in response to the global pandemic. The CARES Act includes a provision that temporarily delays the required implementation date of ASU 2016-13. However, we chose not to elect to delay the adoption of ASU 2016-13 and implements the CECL methodology as of January 1, 2020. On January 1, 2020, we recorded a $26.2 million day 1 CECL adjustment as a result of adopting the new standard.
The allowance for credit losses (“ACL”) was $144.9 million at March 31, 2020 compared to allowance for loan losses of $94.1 million at December 31, 2019. The ACL was 1.15% of loans receivable at March 31, 2020 and 0.77% of loans receivable at December 31, 2019. The ACL to loans receivable ratio does not include non-credit related discount on acquired loans. Total discount on acquired loans at March 31, 2020 and December 31, 2019 totaled $36.5 million and $45.9 million, respectively. ACL on individually evaluated loans increased to $5.5 million at March 31, 2020 from $3.4 million at December 31, 2019.
Subsequent to the completion of the ACL calculation as of March 31, 2020, we received updated macroeconomic forecast scenarios in April 2020, which reflects more projected deterioration in GDP and unemployment compared to the scenario incorporated into our ACL calculation as of March 31, 2020. The updated April 2020 forecast scenario information was not reflected in our ACL as of March 31, 2020. If those forecasts remain unchanged or decline further, we would expect additional increases in ACL and additional provision for credit losses expense.

The following table reflects our allocation of the ACL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Credit Losses
	March 31, 2020			December 31, 2019
	Allowance for Credit Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate – residential	$399	$56,727	0.70%	$204	$52,558	0.39%
Real estate – commercial	92,560	8,342,643	1.11%	51,712	8,316,470	0.62%
Real estate – construction	1,686	281,852	0.60%	1,677	295,523	0.57%
Commercial business	42,883	3,067,132	1.40%	33,032	2,721,183	1.21%
Residential mortgage	5,779	786,833	0.73%	5,942	835,188	0.71%
Consumer and other	1,616	48,229	3.35%	1,577	55,085	2.86%
Total	$144,923	$12,583,416	1.15%	$94,144	$12,276,007	0.77%
__________________________________

*	Held-for-sale loans of $8.3 million and $54.3 million at March 31, 2020 and December 31, 2019, respectively, were excluded.

The following table shows the provisions for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$12,259,848	$12,088,169
Loans receivable	$12,583,416	$12,054,004

ALLOWANCE:
Balance, beginning of period	$94,144	$92,557
Less loan charge offs:
Real estate – commercial	(2,397)	(60)
Commercial business	(3,035)	(1,408)
Consumer and other	(525)	(286)
Total loan charge offs	(5,957)	(1,754)
Plus loan recoveries:
Real estate – commercial	167	1,127
Commercial business	2,359	158
Consumer and other	10	7
Total loans recoveries	2,536	1,292
Net loan charge offs	(3,421)	(462)
CECL day 1 adoption impact	26,200	—
Provision for credit losses	28,000	3,000
PCI allowance adjustment	—	(878)
Balance, end of period	$144,923	$94,217

Net loan charge offs to average loans, including loans held for sale*	0.11%	0.02%
Allowance for credit losses to loans receivable at end of period	1.15%	0.78%
Net loan charge offs to allowance for credit losses*	9.44%	1.96%
Net loan charge offs to provision for credit losses	12.22%	15.40%
__________________________________

*	Annualized
We believe the ACL as of March 31, 2020 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. If the effect of the COVID-19 pandemic are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts which could have a material and adverse effect on our financial condition and results of operations. During the first quarter of 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. As a result, we recorded additional qualitative reserves to account for potential credit risk from the expected increase in loan modifications under the CARES Act.
OREO
At March 31, 2020, OREO, net totaled $23.0 million, decrease of $1.1 million compared to $24.1 million at December 31, 2019. During the three months ended March 31, 2020, one loan was transferred to OREO totaling $980 thousand and we sold three OREO that had a carrying balance of $1.0 million. OREO valuation allowance for the three months ended March 31, 2020 totaled $1.0 million.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At March 31, 2020, deposits increased $309.2 million, or 2.5%, to $12.84 billion from $12.53 billion at December 31, 2019. The increase in deposits was primarily due to an increase in money market and NOW account balances offset by a decline in time deposit balances, demand deposits, and savings.
At March 31, 2020, 23.5% of total deposits were noninterest bearing demand deposits, 36.6% were time deposits, and 39.9% were interest bearing demand and savings deposits. At December 31, 2019, 24.8% of total deposits were noninterest bearing demand deposits, 41.2% were time deposits, and 34.0% were interest bearing demand and savings deposits.
At March 31, 2020, we had $1.75 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.48 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2019. The California State Treasurer time deposits at March 31, 2020, had original maturities ranging from three to six months, had a weighted average interest rate of 1.37%, and were collateralized with securities with a fair value of $339.8 million. Time deposits of more than $250 thousand at March 31, 2020 totaled $1.85 billion compared to $1.86 billion at December 31, 2019. We increased our brokered deposit balances during the three months ended March 31, 2020 to enhance our overall liquidity in consideration of the recent COVID-19 pandemic. However, since the declaration of the pandemic, we have not experienced any meaningful deposit run-off.
The following is a schedule of certificates of deposit maturities as of March 31, 2020:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,459,587	31%
Over three months through six months	1,265,321	27%
Over six months through nine months	892,536	19%
Over nine months through twelve months	1,000,726	21%
Over twelve months	84,677	2%
Total time deposits	$4,702,847	100%

FHLB Advances and Other Borrowings
We utilize FHLB advances as a secondary source of funds in addition to deposits which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At March 31, 2020, FHLB advances totaled $675.0 million and had an average weighted remaining maturity of 1.0 year compared to $625.0 million with an average weighted remaining maturity of 1.2 years at December 31, 2019. Total FHLB advances at March 31, 2020 and December 31, 2019 did not include any FHLB advance premiums.
We did not have federal funds purchased at March 31, 2020 and December 31, 2019.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $103.3 million at March 31, 2020 and $103.0 million at December 31, 2019. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Convertible Notes
During the second quarter of 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at March 31, 2020 was $200.7 million, net of $16.8 million in discounts, which represents the conversion option discount and capitalized issuance costs. At December 31, 2019, the net carrying balance of convertible notes was $199.5 million, net of $18.0 million in discounts and issuance costs. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
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
Total stockholders’ equity was $2.02 billion at March 31, 2020 compared to $2.04 billion at December 31, 2019.
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

At March 31, 2020, our common equity Tier 1 capital was $1.53 billion compared to $1.55 billion at December 31, 2019. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and includes our trust preferred securities, was $1.63 billion at March 31, 2020 and $1.65 billion at December 31, 2019. At March 31, 2020, the common equity Tier 1 capital ratio was 11.44%. The total capital to risk-weighted assets ratio was 13.08% and the Tier 1 capital to risk-weighted assets ratio was 12.19%. The Tier 1 leverage capital ratio at March 31, 2020 was 10.88%.
At March 31, 2020 and December 31, 2019, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below:

	As of March 31, 2020
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,527,666	11.44%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,746,523	13.08%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,627,083	12.19%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,627,083	10.88%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,804,000	13.52%	$867,533	6.50%	$936,467	7.02%
Total risk-based capital ratio (to risk-weighted assets)	$1,950,169	14.61%	$1,334,667	10.00%	$615,502	4.61%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,804,000	13.52%	$1,067,733	8.00%	$736,267	5.52%
Tier 1 capital to total assets (to average assets)	$1,804,000	12.05%	$748,353	5.00%	$1,055,647	7.05%

	As of December 31, 2019
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,553,697	11.76%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,747,611	13.23%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,652,831	12.51%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,652,831	11.22%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,811,862	13.72%	$858,462	6.50%	$953,400	7.22%
Total risk-based capital ratio (to risk-weighted assets)	$1,906,642	14.44%	$1,320,711	10.00%	$585,931	4.44%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,811,862	13.72%	$1,056,569	8.00%	$755,293	5.72%
Tier 1 capital to total assets (to average assets)	$1,811,862	12.29%	$737,005	5.00%	$1,074,857	7.29%

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
At March 31, 2020, our total borrowing capacity from the FHLB was $3.92 billion of which $3.20 billion was unused and available to borrow. At March 31, 2020, our total borrowing capacity from the FRB Discount Window was $762.1 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and equity investments were $2.08 billion at March 31, 2020 compared to $1.95 billion at December 31, 2019. Cash and cash equivalents were $802.0 million at March 31, 2020 compared to $698.6 million at December 31, 2019. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.
As a result of the recent COVID-19 pandemic we review our liquidity position on a daily basis. The pandemic has not yet materially impacted our liquidity position. We have not experienced any meaningful deposit run off and our sources of funds remain available for use.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2020, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	March 31, 2020		December 31, 2019
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	2.21%	0.86%	1.57%	1.84%
+ 100 basis points	1.12%	1.15%	0.88%	(0.42)%
- 100 basis points	(1.96)%	(3.95)%	(1.10)%	(1.12)%
- 200 basis points	(2.13)%	(3.83)%	(2.68)%	(4.43)%

LIBOR Transition
On July 27, 2017, the Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021. As a result, it is expected that after 2021, LIBOR rates will no longer be available or will no longer be viewed as an acceptable benchmark rate. The Company has financial instruments that are indexed to LIBOR including investment securities available for sale, loans, derivatives, subordinated debentures, and other financial contracts that mature after December 31, 2021. At this time, the Company cannot predict the overall effect of the modification or discontinuation of LIBOR. The Company has formed a committee to over the transition process and assess the impact and associated risks from this transition and explore potential alternatives that can be used for its financial instruments that are indexed to LIBOR.

In March 2020, the FASB issued ASU 2020-04 which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $595 thousand at March 31, 2020. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.	Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2019.
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 are updated by adding the following risk factor:
The COVID-19 pandemic has had a material and adverse impact on our business, financial condition and results of operations, and the further impact will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, the economic implications of the same, and the actions taken by governmental authorities in response to the pandemic.
The novel COVID-19 pandemic has substantially and negatively impacted the United States economy, disrupted global supply chains, considerably lowered equity market valuations, created significant volatility and disruption in financial markets, and materially increased unemployment levels. In addition, the pandemic has resulted in temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. As a result, the demand for our products and services has been and likely will continue to be significantly adversely impacted, which could materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed and our customers draw on their lines of credit. Similarly, because of changing economic and market conditions, we may be required to recognize impairments on goodwill or the securities we hold. Our business operations may also be further disrupted if significant portions of our workforce are unable to work effectively, including because of challenges arising as a result of circumstances related to working from home, illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches. In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering payment deferrals and other expanded assistance for credit card, mortgage and small business lending customers, and future governmental actions may require these and other types of customer-related responses. In addition, we may take capital actions in response to the COVID-19 pandemic. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, the economic implications of the same and actions taken by governmental authorities and other third parties in response to the pandemic.

Table of Contents

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2020.
In June 2019 the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The Company completed the repurchase of $50.0 million in common stock in March 2020. The Company repurchased approximately $36.2 million in common stock during the three months ended March 31, 2020.
The following table summarizes share repurchase activities during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
January 1, 2020 to January 31, 2020	1,057,867	$14.41	1,057,867	$20,941
February 1, 2020 to February 29, 2020	830,000	13.49	830,000	9,745
March 1, 2020 to March 31, 2020	828,167	11.77	828,167	—
Total	2,716,034	$13.32	2,716,034

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
__________________________________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	May 11, 2020	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	May 11, 2020	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer