Form 10-K/A
period 2019-12-31
HOPE BANCORP INC
filed 2020-06-24
CIK 1128361

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
Number of shares outstanding of the registrant’s common stock as of February 19, 2020: 124,291,208
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders which was filed with the Securities and Exchange Commission on May 14, 2020.

EXPLANATORY NOTE

Hope Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2020 (the “Original Form 10-K”), solely to disclose (i) that the Company had filed the information required in Part III, Items 10 through 14 of Form 10-K (the “Part III Information”), which is incorporated by reference into the Original Form 10-K, after the April 29, 2020 deadline applicable to such Part III Information (the “Original Deadline”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”); and (ii) the reasons why the Company could not file the Part III information on a timely basis before the Original Deadline, as described below.

On April 29, 2020, the Company filed a Current Report on Form 8-K with the SEC (the “Form 8-K”) to indicate its intention to rely on the Order for a filing extension in connection with the Company’s filing of the Part III Information. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Part III Information prior to the Original Deadline due to circumstances related to the coronavirus disease 2019 (COVID-19). In particular, disruptions caused by continuing statewide lockdown, isolation, and quarantine resulted in more limited support from and access to key personnel, as well as communications and similar delays among such persons.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is not including the certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) List of Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	June 24, 2020	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

4