Form 10-Q
period 2020-06-30
HOPE BANCORP INC
filed 2020-08-10
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 5, 2020, there were 123,251,713 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the COVID-19 pandemic and its impact on our financial position, results of operations, liquidity, and capitalization; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$527,627	$283,130
Interest bearing cash in other banks	941,322	415,437
Total cash and cash equivalents	1,468,949	698,567
Interest bearing deposits in other financial institutions	31,238	29,162
Securities available for sale, at fair value	1,887,604	1,715,987
Equity investments	49,869	49,090
Loans held for sale, at the lower of cost or fair value	11,350	54,271
Loans receivable, net of allowance for credit losses of $161,771 and $94,144 at June 30, 2020 and December 31, 2019, respectively	12,710,063	12,181,863
Other real estate owned (“OREO”), net	20,983	24,091
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	19,407
Premises and equipment, net	51,029	52,012
Accrued interest receivable	52,859	30,772
Deferred tax assets, net	34,255	31,663
Customers’ liabilities on acceptances	488	1,117
Bank owned life insurance (“BOLI”)	77,050	76,339
Investments in affordable housing partnerships	77,176	82,600
Operating lease right-of-use assets, net	55,328	58,593
Goodwill	464,450	464,450
Core deposit intangible assets, net	10,770	11,833
Servicing assets, net	14,164	16,417
Other assets	134,187	69,206
Total assets	$17,169,062	$15,667,440

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$4,036,383	$3,108,687
Interest bearing:
Money market and NOW accounts	4,831,679	3,985,556
Savings deposits	296,614	274,151
Time deposits	4,958,856	5,158,970
Total deposits	14,123,532	12,527,364
FHLB advances	500,000	625,000
Convertible notes, net	201,987	199,458
Subordinated debentures, net	103,602	103,035
Accrued interest payable	26,093	33,810
Acceptances outstanding	488	1,117
Operating lease liabilities	57,672	60,506
Commitments to fund investments in affordable housing partnerships	20,078	28,481
Other liabilities	104,834	52,658
Total liabilities	$15,138,286	$13,631,429
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 135,900,857 and 123,239,276 shares, respectively, at June 30, 2020, and issued and outstanding 135,702,090 and 125,756,543 shares, respectively, at December 31, 2019	$136	$136
Additional paid-in capital	1,430,757	1,428,066
Retained earnings	761,734	762,480
Treasury stock, at cost; 12,661,581 and 9,945,547 shares at June 30, 2020 and December 31, 2019	(200,000)	(163,820)
Accumulated other comprehensive income, net	38,149	9,149
Total stockholders’ equity	2,030,776	2,036,011
Total liabilities and stockholders’ equity	$17,169,062	$15,667,440

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$134,190	$158,627	$288,420	$316,763
Interest on securities	9,891	11,866	20,500	24,185
Interest on other investments	980	2,973	3,009	5,648
Total interest income	145,061	173,466	311,929	346,596
INTEREST EXPENSE:
Interest on deposits	29,451	48,826	70,564	95,673
Interest on FHLB advances	2,238	3,384	4,885	5,998
Interest on other borrowings and convertible notes	3,558	4,035	7,375	8,096
Total interest expense	35,247	56,245	82,824	109,767
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	109,814	117,221	229,105	236,829
PROVISION FOR CREDIT LOSSES	17,500	1,200	45,500	4,200
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	92,314	116,021	183,605	232,629
NONINTEREST INCOME:
Service fees on deposit accounts	2,583	4,416	6,716	8,733
International service fees	667	1,020	1,456	1,953
Loan servicing fees, net	1,106	738	1,471	1,467
Wire transfer fees	820	1,311	1,818	2,400
Swap fees	1,040	357	2,016	422
Net gains on sales of other loans	1,678	1,066	3,533	1,807
Net gains on sales of securities available for sale	—	129	—	129
Other income and fees	3,346	3,250	7,494	6,798
Total noninterest income	11,240	12,287	24,504	23,709
NONINTEREST EXPENSE:
Salaries and employee benefits	38,850	39,297	81,352	79,726
Occupancy	7,043	7,839	14,453	15,516
Furniture and equipment	4,654	4,026	8,913	7,472
Advertising and marketing	1,315	2,245	2,988	4,307
Data processing and communications	2,274	2,587	4,905	5,543
Professional fees	1,510	5,959	4,810	11,339
Investments in affordable housing partnerships expenses	2,873	2,388	5,424	5,268
FDIC assessments	1,652	1,559	3,211	3,110
Credit related expenses	1,361	1,549	3,023	2,227
OREO expense (income), net	1,338	83	2,181	(69)
Other	4,160	3,839	7,910	7,765
Total noninterest expense	67,030	71,371	139,170	142,204
INCOME BEFORE INCOME TAXES	36,524	56,937	68,939	114,134
INCOME TAX PROVISION	9,771	14,256	16,233	28,695
NET INCOME	$26,753	$42,681	$52,706	$85,439
EARNINGS PER COMMON SHARE
Basic	$0.22	$0.34	$0.43	$0.67
Diluted	$0.22	$0.34	$0.42	$0.67
See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$26,753	$42,681	$52,706	$85,439
Other comprehensive income:
Change in unrealized net holding gains on securities available for sale	3,270	32,523	42,123	57,189
Change in unrealized net holding losses on interest rate swaps used in cash flow hedges	(711)	—	(711)	—
Reclassification adjustments for net gains realized in net income	(139)	(129)	(139)	(129)
Tax effect	(720)	(9,613)	(12,273)	(16,932)
Other comprehensive income, net of tax	1,700	22,781	29,000	40,128
Total comprehensive income	$28,453	$65,462	$81,706	$125,567

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, MARCH 31, 2019	126,635,584	$136	$1,424,029	$687,404	$(150,000)	$(15,358)	$1,946,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	38,238	—	—				—
Stock-based compensation			1,233				1,233
Cash dividends declared on common stock ($0.14 per share)				(17,734)			(17,734)
Comprehensive income:
Net income				42,681			42,681
Other comprehensive income						22,781	22,781
BALANCE, JUNE 30, 2019	126,673,822	$136	$1,425,262	$712,351	$(150,000)	$7,423	$1,995,172

BALANCE, MARCH 31, 2020	123,169,404	$136	$1,429,275	$752,228	$(200,000)	$36,449	$2,018,088
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	69,872	—	—				—
Stock-based compensation			1,482				1,482
Cash dividends declared on common stock ($0.14 per share)				(17,247)			(17,247)
Comprehensive income:
Net income				26,753			26,753
Other comprehensive income						1,700	1,700
BALANCE, JUNE 30, 2020	123,239,276	$136	$1,430,757	$761,734	$(200,000)	$38,149	$2,030,776

(Continued)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2018	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	33,910	—	3				3
Stock-based compensation			1,854				1,854
Cash dividends declared on common stock ($0.28 per share)				(35,463)			(35,463)
Comprehensive income:
Net income				85,439			85,439
Other comprehensive income						40,128	40,128
BALANCE, JUNE 30, 2019	126,673,822	$136	$1,425,262	$712,351	$(150,000)	$7,423	$1,995,172

BALANCE, DECEMBER 31, 2019	125,756,543	$136	$1,428,066	$762,480	$(163,820)	$9,149	$2,036,011
CECL day 1 impact				(26,729)			(26,729)
CECL day 1 impact tax adjustment				7,947			7,947
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	198,767	—	—				—
Stock-based compensation			2,691				2,691
Cash dividends declared on common stock ($0.28 per share)				(34,670)			(34,670)
Comprehensive income:
Net income				52,706			52,706
Other comprehensive income						29,000	29,000
Repurchase of treasury stock	(2,716,034)				(36,180)		(36,180)
BALANCE, JUNE 30, 2020	123,239,276	$136	$1,430,757	$761,734	$(200,000)	$38,149	$2,030,776

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,706	$85,439
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	1,970	904
Stock-based compensation expense	3,804	2,326
Provision for credit losses	45,500	4,200
Provision for unfunded loan commitments	660	—
Valuation adjustment of OREO	1,837	153
Net gains on sales of other loans	(3,533)	(1,807)
Earnings on BOLI	(711)	(744)
Net change in fair value of derivatives	(936)	(62)
Net losses on sale and disposal of premises and equipment	—	75
Net losses on sales of OREO	81	13
Net gains on sales and calls of securities available for sale	—	(129)
Net change in fair value of equity investments with readily determinable fair value	(542)	(1,225)
Losses on investments in affordable housing partnerships	5,283	5,216
Net change in deferred income taxes	(6,916)	3,933
Proceeds from sales of loans held for sale	143,704	64,220
Originations of loans held for sale	(104,436)	(49,560)
Originations of servicing assets	(1,136)	(946)
Net change in accrued interest receivable	(22,087)	(1,755)
Net change in other assets	(59,291)	(19,976)
Net change in accrued interest payable	(7,717)	5,613
Net change in other liabilities	51,516	(6,468)
Net cash provided by operating activities	99,756	89,420
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	(11,886)	(11,270)
Redemption of interest bearing deposits in other financial institutions	9,810	10,047
Purchase of securities available for sale	(356,376)	(110,954)
Proceeds from matured, called, or paid-down securities available for sale	222,485	114,943
Proceeds from sale of securities available for sale	—	69,169
Proceeds from sales of other loans held for sale previously classified as held for investment	1,053	83,599
Net change in loans receivable	(585,285)	56,824
Proceeds from sales of OREO	1,567	2,741
Purchase of FHLB stock	(1,346)	(155)
Redemption of FHLB stock	3,503	4,036
Purchase of premises and equipment	(3,104)	(3,100)
Proceeds from BOLI death benefits	—	1,363
Investments in affordable housing partnerships	(8,403)	(12,270)
Net cash (used in) provided by investing activities	(727,982)	204,973
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,596,168	16,728
Proceeds from FHLB advances	910,000	515,000
Repayment of FHLB advances	(1,035,000)	(640,000)
Purchase of treasury stock	(36,777)	—
Cash dividends paid on common stock	(34,670)	(35,463)
Taxes paid in net settlement of restricted stock	(1,113)	(472)
Issuance of additional stock pursuant to various stock plans	—	3
Net cash provided by (used in) financing activities	1,398,608	(144,204)
NET CHANGE IN CASH AND CASH EQUIVALENTS	770,382	150,189
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	698,567	459,606
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,468,949	$609,795

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$87,445	$102,452
Income taxes paid	$1,777	$35,159

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$979	$302
Transfer from loans receivable to loans held for sale	$1,002	$82,991
Transfer from loans held for sale to loans receivable	$2,384	$5,181
Lease liabilities arising from obtaining right-of-use assets	$—	$62,833

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of June 30, 2020, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, New Jersey, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.Basis of Presentation
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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2020 and December 31, 2019 and the results of operations for the three and six months ended June 30, 2020 and 2019. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
The global pandemic resulting from the outbreak of the novel strain of coronavirus (“COVID-19”) has substantially and negatively impacted the United States economy, disrupted global supply chains, considerably lowered equity market valuations, created significant volatility and disruption in financial markets, and materially increased unemployment levels. In addition, the pandemic has resulted in temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. The Company has, and could continue to, experience a material and adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information which was available to the Company at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change could be material to the financial statements. The extent to which the COVID-19 pandemic will impact the Company’s estimates and assumptions is highly uncertain.
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

3. Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended June 30, 2020 and 2019, stock options and restricted share awards of 1,450,408 and 982,625 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the six months ended June 30, 2020 and 2019, stock options and restricted shares awards of 737,208 and 959,319 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the three and six months ended June 30, 2020 and 2019, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the three and six months ended June 30, 2020 and 2019.
In June 2019, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock which was completed in March 2020. As of June 30, 2020, the Company had repurchased 12,661,581 shares of common stock totaling $200.0 million as part of previously announced share repurchase programs. The Company’s Board of Directors had previously approved the repurchase of $150.0 million in shares of common stock in 2018, all of which were repurchased in the year ended December 31, 2018. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding.
The following tables show the computation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020			2019
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$26,753	123,200,127	$0.22	$42,681	126,658,509	$0.34
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		230,764			211,946
Diluted EPS - common stock	$26,753	123,430,891	$0.22	$42,681	126,870,455	$0.34

	Six Months Ended June 30,
	2020			2019
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$52,706	123,747,727	$0.43	$85,439	126,649,536	$0.67
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		306,564			193,334
Diluted EPS - common stock	$52,706	124,054,291	$0.42	$85,439	126,842,870	$0.67

4. Equity Investments
Equity investments with readily determinable fair values at June 30, 2020 and December 31, 2019, consisted of mutual funds in the amounts of $22.7 million and $22.1 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition. During the second quarter of 2019, the Company sold its equity stock in other institutions for $2.6 million. There was no change in fair value recorded on the equity investments sold at that time.
The changes in fair value for equity investments with readily determinable fair values for the three and six ended June 30, 2020 and 2019 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$188	$313	$542	$1,225
Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values	$188	$313	$542	$1,225

At June 30, 2020 and December 31, 2019, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At June 30, 2020, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $27.2 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $25.8 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2019, the total balance of equity investments without readily determinable fair values was $27.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.6 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and six months ended June 30, 2020 and 2019.

5. Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$698,295	$15,674	$(99)	$—	$713,870
Mortgage-backed securities:
Residential	541,350	10,540	(207)	—	551,683
Commercial	508,086	28,574	—	—	536,660
Corporate securities	5,000	—	(1,469)	—	3,531
Municipal securities	80,603	1,534	(277)	—	81,860
Total investment securities available for sale	$1,833,334	$56,322	$(2,052)	$—	$1,887,604

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$735,094	$4,220	$(2,659)	N/A	$736,655
Mortgage-backed securities:
Residential	353,073	1,422	(1,598)	N/A	352,897
Commercial	541,043	13,441	(2,360)	N/A	552,124
Corporate securities	5,000	—	(800)	N/A	4,200
Municipal securities	69,631	831	(351)	N/A	70,111
Total investment securities available for sale	$1,703,841	$19,914	$(7,768)	N/A	$1,715,987

As of June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three and six months ended June 30, 2020, the Company recognized zero net gains on sales of securities available for sale. For the three and six months ended June 30, 2019, the Company recognized net gains on sales of securities available for sale of $129 thousand. For the three and six months ended June 30, 2020, there were no sales of securities available for sale. For the three and six months ended June 30, 2019, the Company received proceeds from the sale of $69.2 million in investment securities, which consisted of $39.5 million municipal securities and $29.7 million mortgage-backed securities sold.
At June 30, 2020 and December 31, 2019, $38.7 million and $9.1 million in unrealized gains on securities available for sale net of taxes, respectively, were included in accumulated other comprehensive income. For the three and six months ended June 30, 2020, there were no reclassifications out of accumulated other comprehensive income into earnings for investments securities available for sale. For the three and six months ended June 30, 2019, reclassifications out of accumulated other comprehensive income into earnings for investments securities available for sale was $129 thousand.

The amortized cost and estimated fair value of investment securities at June 30, 2020, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$80	$80
Due after one year through five years	350	351
Due after five years through ten years	—	—
Due after ten years	85,173	84,960
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	698,295	713,870
Mortgage-backed securities:
Residential	541,350	551,683
Commercial	508,086	536,660
Total	$1,833,334	$1,887,604

Securities with carrying values of approximately $346.0 million and $340.9 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of June 30, 2020
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	6	$33,274	$(99)	—	$—	$—	6	$33,274	$(99)
Mortgage-backed securities:
Residential*	4	80,715	(207)	—	—	—	4	80,715	(207)
Commercial*	—	—	—	—	—	—	—	—	—
Corporate securities	—	—	—	1	3,531	(1,469)	1	3,531	(1,469)
Municipal securities	3	13,932	(43)	3	12,841	(234)	6	26,773	(277)
Total	13	$127,921	$(349)	4	$16,372	$(1,703)	17	$144,293	$(2,052)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2019
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	20	$108,236	$(721)	32	$183,050	$(1,938)	52	$291,286	$(2,659)
Mortgage-backed securities:
Residential*	6	84,107	(267)	16	129,457	(1,331)	22	213,564	(1,598)
Commercial*	7	68,452	(1,037)	5	73,697	(1,323)	12	142,149	(2,360)
Corporate securities	—	—	—	1	4,200	(800)	1	4,200	(800)
Municipal securities	2	8,942	(39)	3	15,437	(312)	5	24,379	(351)
Total	35	$269,737	$(2,064)	57	$405,841	$(5,704)	92	$675,578	$(7,768)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had one corporate security and three municipal securities that were in a continuous unrealized loss position for twelve months or longer with fair values totaling $3.5 million and $12.8 million, respectively, as of June 30, 2020. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available for sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a day 1 allowance impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of June 30, 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale. Accrued interest receivable for investment securities available for sale at June 30, 2020 and December 31, 2019, totaled $4.4 million and $4.3 million, respectively.
The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded at June 30, 2020.
Approximately 95% of the Company’s investment portfolio at June 30, 2020 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero allowance approach for these investment securities is appropriate. The Company had also had one corporate security and six municipal securities in unrealized loss positions at June 30, 2020. The Company performed an assessment of these investments for credit impairment and concluded that no allowance for credit losses was required at June 30, 2020.

6. Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by major category:

	June 30, 2020	December 31, 2019
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$54,619	$52,558
Commercial	8,343,276	8,316,470
Construction	289,044	295,523
Total real estate loans	8,686,939	8,664,551
Commercial business[1]	3,415,111	2,721,183
Residential mortgage	723,477	835,188
Consumer and other	46,307	55,085
Loans receivable	12,871,834	12,276,007
Allowance for credit losses	(161,771)	(94,144)
Loans receivable, net of allowance for credit losses	$12,710,063	$12,181,863
__________________________________
1 Commercial Business loans as of June 30, 2020 includes $473.9 million in SBA Paycheck Protection Program Loans
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and allowance for credit losses. Loan balances as of December 31, 2019 have been reclassified based on the Company’s current presentation and represent amortized costs balances which are net of deferred fees and costs. The Company had net deferred fees of $8.4 million and net deferred costs of $2.7 million at June 30, 2020 and December 31, 2019, respectively.
The loan portfolio consists of four segments: real estate, commercial business, residential mortgage, and consumer and other loans. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs and also include SBA Paycheck Protection Program (“PPP”) loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
On January 1, 2020, the Company adopted ASU 2016-13, or CECL, using the modified retrospective method for all of its loans measured at amortized cost. With the adoption of CECL, the Company reassessed its loan portfolio segments and classes of loans receivable and made changes based on the new allowance for credit losses methodology. As a result, the Company now discloses residential mortgage loans as a separate segment and class of receivable. Trade finance loans, which were previously disclosed as a distinct segment and class of receivable are now combined with commercial business loans. Prior period balances have been reclassified to conform with the current presentation.

The tables below details the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2020 and 2019. Accrued interest receivable on loans totaled $48.3 million at June 30, 2020 and is excluded from the estimate of credit losses.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended June 30, 2020
Balance, beginning of period	$94,645	$42,883	$5,779	$1,616	$144,923
Provision (credit) for credit losses	24,534	(7,151)	89	28	17,500
Loans charged off	(174)	(459)	—	(271)	(904)
Recoveries of charge offs	25	220	—	7	252
Balance, end of period	$119,030	$35,493	$5,868	$1,380	$161,771

Six Months Ended June 30, 2020
Balance, beginning of period	$53,593	$33,032	$5,925	$1,594	$94,144
CECL day 1 adoption	27,791	(1,022)	(543)	(26)	26,200
Provision for credit losses	40,025	4,398	486	591	45,500
Loans charged off	(2,571)	(3,494)	—	(796)	(6,861)
Recoveries of charge offs	192	2,579	—	17	2,788
Balance, end of period	$119,030	$35,493	$5,868	$1,380	$161,771

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended June 30, 2019
Balance, beginning of period	$53,137	$33,074	$6,017	$1,989	$94,217
Provision (credit) for loan losses	559	689	(503)	455	1,200
Loans charged off	(182)	(1,551)	—	(343)	(2,076)
Recoveries of charge offs	570	152	—	3	725
Balance, end of period	$54,084	$32,364	$5,514	$2,104	$94,066

Six Months Ended June 30, 2019
Balance, beginning of period	$56,767	$28,484	$5,207	$2,099	$92,557
Provision (credit) for loan losses	(4,138)	7,407	383	548	4,200
Loans charged off	(242)	(2,959)	(76)	(553)	(3,830)
Recoveries of charge offs	1,697	310	—	10	2,017
PCI allowance adjustment	—	(878)	—	—	(878)
Balance, end of period	$54,084	$32,364	$5,514	$2,104	$94,066

The following tables break out the allowance for credit losses and loan balance by measurement methodology at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$4,001	$4,865	$24	$54	$8,944
Collectively evaluated	115,029	30,628	5,844	1,326	152,827
Total	$119,030	$35,493	$5,868	$1,380	$161,771

Loans outstanding:
Individually evaluated	$88,202	$24,388	$2,896	$617	$116,103
Collectively evaluated	8,598,737	3,390,723	720,581	45,690	12,755,731
Total	$8,686,939	$3,415,111	$723,477	$46,307	$12,871,834

	December 31, 2019
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$312	$3,073	$10	$7	$3,402
Collectively evaluated for impairment	48,616	26,914	5,913	1,220	82,663
PCI loans	4,665	3,045	2	367	8,079
Total	$53,593	$33,032	$5,925	$1,594	$94,144

Loans outstanding:
Individually evaluated for impairment	$64,684	$22,905	$2,762	$301	$90,652
Collectively evaluated for impairment	8,502,103	2,691,378	832,268	54,037	12,079,786
PCI loans	97,764	6,900	158	747	105,569
Total	$8,664,551	$2,721,183	$835,188	$55,085	$12,276,007
As of June 30, 2020 and December 31, 2019, the reserve for unfunded loan commitments recorded in other liabilities was $1.3 million and $636 thousand, respectively. For the three and six months ended June 30, 2020, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling $50 thousand and $660 thousand, respectively. The Company did not set aside any reserves for unfunded commitments for the three and six months ended June 30, 2019.

Generally, loans are placed on nonaccrual status if principal and/or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial conditions have deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company does not recognize interest income while loans are on nonaccrual status.
The tables below represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with an ACL and those without a recorded ACL as of June 30, 2020 and total nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of December 31, 2019.

	June 30, 2020
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	10,934	2,435	13,369	—
Hotel & motel	15,250	3,069	18,319	—
Gas station & car wash	351	1,002	1,353	—
Mixed use	1,866	773	2,639	—
Industrial & warehouse	7,637	2,587	10,224	—
Other	6,729	1,262	7,991	—
Real estate – construction	—	10,165	10,165	—
Commercial business	2,674	9,405	12,079	—
Residential mortgage	4,016	1,455	5,471	117
Consumer and other	5	522	527	313
Total	$49,462	$32,675	$82,137	$430

	December 31, 2019
	Nonaccrual Loans(1)(2)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—
Real estate – commercial
Retail	2,934	449
Hotel & motel	10,901	—
Gas station & car wash	271	—
Mixed use	665	634
Industrial & warehouse	10,544	—
Other	5,455	919
Real estate – construction	10,165	3,850
Commercial business	10,893	1,096
Residential mortgage	2,753	—
Consumer and other	204	599
Total	$54,785	$7,547
__________________________________
(1) Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $30.3 million and $28.1 million, at June 30, 2020 and December 31, 2019, respectively.
(2) Nonaccrual loans exclude PCI loans of $13.2 million at December 31, 2019.

The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2020:

	June 30, 2020
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real Estate - Residential	$—	$—	$—
Real Estate - Commercial	66,360	—	66,360
Real Estate - Construction	10,165	—	10,165
Commercial Business	7,697	4,781	12,478
Residential Mortgage	1,439	—	1,439
Consumer and Other	—	—	—
Total	$85,661	$4,781	$90,442

Interest income reversals due to loans being placed on nonaccrual status were $319 thousand and $286 thousand for the three months ended June 30, 2020 and 2019, respectively. Nonaccrual interest income reversals for the six months ended June 30, 2020 and 2019 were $356 thousand and $1.1 million, respectively.
The following table presents the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of June 30, 2020 and December 31, 2019 by class of loans:

	As of June 30, 2020				As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due (1)
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	—	9,991	6,807	16,798	1,083	1,424	3,037	5,544
Hotel & motel	3,895	7,778	13,689	25,362	1,346	936	6,409	8,691
Gas station & car wash	462	126	826	1,414	997	2,038	196	3,231
Mixed use	422	—	1,128	1,550	593	—	801	1,394
Industrial & warehouse	420	11,332	8,536	20,288	94	45	3,946	4,085
Other	10	435	3,408	3,853	811	785	3,704	5,300
Real estate – construction	—	—	10,165	10,165	—	—	14,015	14,015
Commercial business	6,253	650	7,911	14,814	401	352	5,717	6,470
Residential mortgage	8,113	7,421	4,739	20,273	9,676	792	2,038	12,506
Consumer and other	177	168	660	1,005	176	122	614	912
Total Past Due	$19,752	$37,901	$57,869	$115,522	$15,177	$6,494	$40,477	$62,148

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
The definitions for risk ratings are as follows:
•Pass: Loans that meet a preponderance or more of the Company’s underwriting criteria and evidence an acceptable level of risk.
•Special Mention: Loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
•Substandard: Loans that are inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. Loans in this classification have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
•Doubtful: Loans that have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of June 30, 2020.

	As of June 30, 2020
	Term Loan by Origination Year						Revolving Loans	Total
	2020	2019	2018	2017	2016	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass/Not Rated	$3,359	$16,587	$11,689	$4,388	$8,369	$5,362	$4,417	$54,171
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	142	—	—	306	—	448
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$3,359	$16,587	$11,831	$4,388	$8,369	$5,668	$4,417	$54,619
Real Estate - Commercial
Pass/Not Rated	$719,677	$1,604,250	$1,634,630	$1,353,095	$903,113	$1,695,928	$114,286	$8,024,979
Special mention	—	16,402	19,922	11,883	4,511	21,809	—	74,527
Substandard	—	3,120	18,378	21,806	38,801	158,469	3,196	243,770
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$719,677	$1,623,772	$1,672,930	$1,386,784	$946,425	$1,876,206	$117,482	$8,343,276
Real Estate - Construction
Pass/Not Rated	$17,273	$32,132	$107,594	$77,428	$5,458	$9,532	$—	$249,417
Special mention	—	—	—	10,601	5,774	5,023	—	21,398
Substandard	—	—	—	10,165	—	8,064	—	18,229
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$17,273	$32,132	$107,594	$98,194	$11,232	$22,619	$—	$289,044
Commercial Business
Pass/Not Rated	$882,914	$680,532	$288,775	$152,890	$95,507	$65,838	$1,185,228	$3,351,684
Special mention	5,827	2,517	7,019	2,848	6,733	42	6,107	31,093
Substandard	956	1,294	6,269	4,819	7,447	4,193	7,345	32,323
Doubtful/Loss	—	—	—	—	—	11	—	11
Subtotal	$889,697	$684,343	$302,063	$160,557	$109,687	$70,084	$1,198,680	$3,415,111
Residential Mortgage
Pass/Not Rated	$5,824	$122,530	$276,117	$202,898	$67,182	$44,979	$—	$719,530
Special mention	—	—	—	—	—	—	—	—
Substandard	—	122	1,454	—	1,718	653	—	3,947
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$5,824	$122,652	$277,571	$202,898	$68,900	$45,632	$—	$723,477
Consumer and Other
Pass/Not Rated	$5,021	$2,727	$2,769	$2,770	$5,877	$2,962	$23,410	$45,536
Special mention	—	—	—	131	—	—	—	131
Substandard	—	—	5	—	42	593	—	640
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$5,021	$2,727	$2,774	$2,901	$5,919	$3,555	$23,410	$46,307
Total Loans
Pass/Not Rated	$1,634,068	$2,458,758	$2,321,574	$1,793,469	$1,085,506	$1,824,601	$1,327,341	$12,445,317
Special mention	5,827	18,919	26,941	25,463	17,018	26,874	6,107	127,149
Substandard	956	4,536	26,248	36,790	48,008	172,278	10,541	299,357
Doubtful/Loss	—	—	—	—	—	11	—	11
Total	$1,640,851	$2,482,213	$2,374,763	$1,855,722	$1,150,532	$2,023,764	$1,343,989	$12,871,834

For the three and six months ended June 30, 2020, there were no revolving loans converted to term loans.
The following presents by loan class and credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2019.

	As of December 31, 2019
	Pass/Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate – residential	$52,096	$—	$462	$—	$52,558
Real estate – commercial
Retail	2,206,913	32,924	48,794	—	2,288,631
Hotel & motel	1,629,885	1,407	32,251	—	1,663,543
Gas station & car wash	831,555	2,183	7,560	—	841,298
Mixed use	699,484	4,908	16,371	—	720,763
Industrial & warehouse	973,500	11,682	45,743	—	1,030,925
Other	1,698,414	25,415	47,481	—	1,771,310
Real estate – construction	253,173	24,620	17,730	—	295,523
Commercial business	2,643,814	38,185	39,171	13	2,721,183
Residential mortgage	832,149	—	3,039	—	835,188
Consumer and other	53,966	166	953	—	55,085
Total	$11,874,949	$141,490	$259,555	$13	$12,276,007
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three and six months ended June 30, 2020 and 2019 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Residential mortgage	—	49,601	1,002	82,991
Total	$—	$49,601	$1,002	$82,991
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
The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of 2 years at which point loss assumptions revert back to historical loss information by means of 1 year reversion period.
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. In aggregate, non-modeled loans represented less than 3% of the Company’s total loan portfolio as of June 30, 2020.

With the adoption of CECL, the Company formed an Economic Forecast Committee (“EFC”) to review economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenario contains certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and housing prices. As of June 30, 2020, the Company chose a forecast scenario that incorporates the effect of the recent COVID-19 pandemic into estimates of future economic conditions. The scenario assumes a large decline in GDP and an increase in unemployment for the first half of 2020 followed by a return to GDP growth in the second half of 2020, while unemployment remains slightly elevated through 2023. Subsequent to the completion of the ACL calculation as of June 30, 2020, the Company received updated macroeconomic forecast scenarios in July 2020, which reflects slightly lower projected GDP growth for the third quarter of 2020 followed by slightly higher GDP growth in the subsequent quarters. Overall the updated projections were not significantly changed from the projections incorporated into the Company’s ACL calculation. The updated July 2020 forecast scenario information was not reflected in the Company’s ACL as of June 30, 2020, but the Company expects such forecast and further updated forecasts to be reflected in future ACL calculations.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled and non-modeled estimated loss approaches. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 25 basis points for each loan type pool. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses, updated to reflect the adoption of CECL:
•Changes in lending policies and procedures, including underwriting standards and collection, charge off, and recovery practices;
•Changes in the nature and volume of the loan portfolio;
•Changes in the experience, ability, and depth of lending management and staff;
•Changes in the trends of the volume and severity of past due loans, classified loans, nonaccrual loans, troubled debt restructurings, and other loan modifications;
•Changes in the quality of the loan review system and the degree of oversight by the Directors;
•The existence and effect of any concentrations of credit and changes in the level of such concentrations; and
•The effect of external factors, such as competition, legal requirements, and regulatory requirements on the level of estimated losses in the loan portfolio.
As of June 30, 2020, the Company recorded additional ACL as part of its qualitative assessment to account for the additional risks associated with the increase in loan modifications related to the COVID-19 pandemic and to account for the Company’s concentration of hotel/motel loans which were particularly hard hit by the pandemic.
For loans which do not share similar risk characteristics such as nonaccrual and TDR loans above $500 thousand, the Company evaluates these loans on an individual basis in accordance with ASC 326. These nonaccrual and TDR loans are considered to have different risk profiles than performing loans and therefore are evaluated separately from performing loan pools. The Company decided to collectively assess TDRs and nonaccrual loans with balances below $500 thousand along with the performing and accrual loans in order to reduce the operational burden of individually assessing small TDR and nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, the Company obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit losses.
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
The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$78,037	$10,165	$24,388	$2,896	$617	$116,103
ACL on individually evaluated loans	$—	$1,995	$2,006	$4,865	$24	$54	$8,944
Individually evaluated loans ACL coverage	N/A	2.56%	19.73%	19.95%	0.83%	8.75%	7.70%
Collectively evaluated loans	$54,619	$8,265,239	$278,879	$3,390,723	$720,581	$45,690	$12,755,731
ACL on collectively evaluated loans	$460	$112,673	$1,896	$30,628	$5,844	$1,326	$152,827
Collectively evaluated loans ACL coverage	0.84%	1.36%	0.68%	0.90%	0.81%	2.90%	1.20%
Total loans	$54,619	$8,343,276	$289,044	$3,415,111	$723,477	$46,307	$12,871,834
Total ACL	$460	$114,668	$3,902	$35,493	$5,868	$1,380	$161,771
Total ACL to total loans	0.84%	1.37%	1.35%	1.04%	0.81%	2.98%	1.26%

	As of December 31, 2019
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$54,519	$10,165	$22,905	$2,762	$301	$90,652
Specific allowance	$—	$312	$—	$3,073	$10	$7	$3,402
Specific allowance to impaired loans	N/A	0.57%	—%	13.42%	0.36%	2.33%	3.75%
Other loans	$52,558	$8,261,951	$285,358	$2,698,278	$832,426	$54,784	$12,185,355
General allowance	$204	$51,400	$1,677	$29,959	$5,915	$1,587	$90,742
General allowance to other loans	0.39%	0.62%	0.59%	1.11%	0.71%	2.90%	0.74%
Total loans	$52,558	$8,316,470	$295,523	$2,721,183	$835,188	$55,085	$12,276,007
Total allowance for loan losses	$204	$51,712	$1,677	$33,032	$5,925	$1,594	$94,144
Total allowance to total loans	0.39%	0.62%	0.57%	1.21%	0.71%	2.89%	0.77%

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
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At June 30, 2020, total TDR loans were $58.7 million, compared to $46.7 million at December 31, 2019.
As of June 30, 2020, the Company had $3.12 billion loans with COVID-19 related loan modifications, most of which were modified during the second quarter of 2020. The majority of these loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of June 30, 2020. As of June 30, 2020, real estate loans accounted for more than 90% of the loans modified due to hardship from the COVID-19 pandemic. The modifications mostly consisted of full payment deferrals for three months (see “COVID-19 Related Loan Modifications” in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).
A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of June 30, 2020 and December 31, 2019 is presented below:

	As of June 30, 2020
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$7,588	$943	$—	$50	$7,252	$358	$—	$—	$16,191
Maturity / amortization concession	17,642	11,734	—	106	192	4,845	—	118	34,637
Rate concession	5,963	—	—	—	445	1,438	—	—	7,846
Total	$31,193	$12,677	$—	$156	$7,889	$6,641	$—	$118	$58,674

	As of December 31, 2019
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$4,708	$886	$—	$54	$4,306	$259	$—	$—	$10,213
Maturity / amortization concession	14,537	10,778	—	43	—	5,931	—	122	31,411
Rate concession	4,419	181	—	103	334	65	—	—	5,102
Total	$23,664	$11,845	$—	$200	$4,640	$6,255	$—	$122	$46,726

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at June 30, 2020 were comprised of 32 commercial real estate loans totaling $31.2 million, 36 commercial business loans totaling $12.7 million, and 18 consumer and other loans totaling $156 thousand. TDR loans on accrual status at December 31, 2019 were comprised of 15 commercial real estate loans totaling $23.7 million, 27 commercial business loans totaling $11.8 million, and 12 consumer and other loans totaling $200 thousand. The Company expects that TDR loans on accrual status as of June 30, 2020, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.
The Company recorded an allowance totaling $4.8 million and $3.1 million for TDR loans as of June 30, 2020 and December 31, 2019, respectively.
The following tables present the recorded investment of loans classified as TDR during the three and six months ended June 30, 2020 and 2019 by class of loans:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	1	$216	—	$—
Real estate – commercial
Retail	—	—	1	27
Hotel & motel	—	—	1	730
Gas station & car wash	1	479	—	—
Mixed use	1	464	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	2	961
Real estate – construction	—	—	—	—
Commercial business	2	234	8	579
Residential mortgage	—	—	—	—
Consumer and other	3	14	7	30
Total	8	$1,407	19	$2,327

	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	1	$216	—	$—
Real estate – commercial
Retail	1	676	2	125
Hotel & motel	—	—	2	880
Gas station & car wash	2	527	—	—
Mixed use	1	464	—	—
Industrial & warehouse	1	261	—	—
Other	—	—	3	1,053
Real estate – construction	—	—	—	—
Commercial business	3	523	14	3,310
Residential mortgage	—	—	—	—
Consumer and other	4	30	13	62
Total	13	$2,697	34	$5,430

For TDRs modified during the three and six months ended June 30, 2020, the Company recorded $57 thousand and $219 thousand, respectively in ACL. Total charge-offs of TDR loans modified during the three and six months ended June 30, 2020 totaled $0. For TDR loans modified during the three and six months ended June 30, 2019, the Company recorded $31 thousand and $52 thousand, respectively, in allowance for loan losses. Total charge-offs of TDR loans modified during the three and six months ended June 30, 2019 totaled $33 thousand.

The following tables present loans modified as TDRs within the previous twelve months ended June 30, 2020 and 2019 that subsequently had payment defaults during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – commercial
Retail	—	$—	—	$—
Hotel & motel	1	543	1	73
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	1	234
Other	1	133	1	92
Real estate – construction	—	—	—	—
Commercial business	1	18	3	150
Residential mortgage	—	—	—	—
Consumer and other	—	—	6	39
Subtotal	3	$694	12	$588

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	1	$216	—	$—
Real estate – commercial
Retail	1	676	—	—
Hotel & motel	1	543	1	73
Gas station & car wash	1	478	—	—
Mixed Use	1	464	—	—
Industrial & warehouse	1	261	1	234
Other	1	133	1	92
Real estate – construction	—	—	—	—
Commercial business	2	32	4	218
Residential mortgage	—	—	—	—
Consumer and other	1	6	6	39
Total	10	$2,809	13	$656

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $86 thousand and $143 thousand in ACL for TDR loans that had payment defaults during the three and six months ended June 30, 2020, respectively. Total charge offs for TDR loans that had payment defaults during the three and six months ended June 30, 2020 was $0.
The Company recorded $85 thousand and $119 thousand in allowance for the TDR loans that had payment defaults during the three and six months ended June 30, 2019, respectively. Total charge offs for TDR loans that had payment defaults during the three and six months ended June 30, 2019 totaled $67 thousand.

7. Leases
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”, using the modified retrospective approach under ASC 842 and recorded $64.2 million in operating lease right-of-use (“ROU”) assets at adoption. The Company’s operating leases are real estate leases which are comprised of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 11 years as of June 30, 2020. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At June 30, 2020, ROU assets and related liabilities were $55.3 million and $57.7 million, respectively. At June 30, 2020, the short term operating lease liability totaled $13.4 million and the long-term operating lease liability totaled $44.2 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at June 30, 2020. During the six months ended June 30, 2020, the Company extended four leases and entered into no new lease contracts. Lease extensions were for five years each and the Company reassessed the ROU assets and lease liabilities related to these leases.
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
The table below summarizes the Company’s net lease cost:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Operating lease cost	$3,879	$4,157	$7,824	$8,280
Short term lease cost	—	—	—	9
Variable lease cost	772	833	3,397	1,536
Sublease income	(214)	(156)	(426)	(313)
Net lease cost	$4,437	$4,834	$10,795	$9,512

Rent expense for the three and six months ended June 30, 2020 was $9.1 million and $4.5 million, respectively. Rent expense for the three and six months ended June 30, 2019 was $9.5 million and $4.7 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Six Months Ended June 30, 2020	At or for the Six Months Ended June 30, 2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$7,392	$7,372
Right-of-use assets obtained in exchange for lease liabilities, net	1,541	65,263
Weighted-average remaining lease term - operating leases	5.5 years	6.2 years
Weighted-average discount rate - operating leases	3.01%	3.20%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2020
(Dollars in thousands)
2020	$7,511
2021	14,579
2022	10,504
2023	8,331
2024	6,769
2025 and thereafter	15,251
Total lease payments	62,945
Less: imputed interest	5,273
Total lease obligations	$57,672
As of June 30, 2020, the Company did not have any additional operating lease commitments that have not yet commenced.

8. Deposits
The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2020 and December 31, 2019, was $1.78 billion and $1.86 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at June 30, 2020 and December 31, 2019. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2020 and December 31, 2019, securities with fair values of approximately $332.0 million and $333.2 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at June 30, 2020 and December 31, 2019, totaled $1.87 billion and $1.48 billion, respectively. Brokered deposits at June 30, 2020 consisted of $840.6 million in money market and NOW accounts, and $1.03 billion in time deposits accounts. Brokered deposits at December 31, 2019 consisted of $538.2 million in money market and NOW accounts and $940.5 million in time deposit accounts.

9. Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $4.01 billion at June 30, 2020, and $3.85 billion at December 31, 2019. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at June 30, 2020 and $95.0 million at December 31, 2019.
At June 30, 2020 and December 31, 2019, real estate secured loans with a carrying amount of approximately $6.98 billion and $6.76 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At June 30, 2020 and December 31, 2019, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At June 30, 2020 and December 31, 2019, FHLB advances totaled $500.0 million and $625.0 million, respectively, and had weighted average interest rates of 1.55% and 1.84%, respectively. FHLB advances at June 30, 2020 and December 31, 2019 had various maturities through December 2022. The interest rates of FHLB advances as of June 30, 2020 ranged between 0.00% and 2.39%. During the second quarter of 2020, the FHLB announced a new Recovery Advance program available to members to help banks assist customers struggling as a results of the COVID-19 pandemic. The Recovery Advance is a zero percent borrowing with terms of either six months or one year. The Company borrowed $10.0 million in funds under the Recovery Advance program during the second quarter of 2020. At June 30, 2020, the Company’s remaining borrowing capacity with the FHLB was $3.46 billion.
The Company maintains unsecured borrowing lines with other banks. There were no federal funds purchased from other banks at June 30, 2020 and December 31, 2019.
At June 30, 2020, the contractual maturities for outstanding FHLB advances were as follows:

June 30, 2020
Scheduled maturities in:	(Dollars in thousands)
2020	$205,000
2021	150,000
2022	145,000
Total	$500,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the fair market value of the qualifying loans and securities that are pledged. At June 30, 2020, the outstanding principal balance of the qualifying loans pledged at the FRB was $946.6 million and there was one investment security pledged to borrow against the discount window totaling $7.8 million. At June 30, 2020 and December 31, 2019, the total available borrowing capacity at the FRB discount window was $726.6 million and $740.6 million, respectively. There were no borrowings outstanding with the FRB discount window as of June 30, 2020 and December 31, 2019.

10. Subordinated Debentures and Convertible Notes
Subordinated Debt
At June 30, 2020, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at June 30, 2020:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	3.89%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.68%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.79%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	2.39%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,344	Variable	4.68%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	15,855	Variable	2.63%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,229	Variable	2.14%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,186	Variable	2.12%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,120	Variable	2.99%	06/30/2037
Total		$126,000	$103,602

        The carrying value of Debentures at June 30, 2020 and December 31, 2019 was $103.6 million and $103.0 million, respectively. At June 30, 2020 and December 31, 2019, acquired Debentures had remaining discounts of $26.3 million and $26.9 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2020 and December 31, 2019 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
Convertible Notes
In 2018, the Company issued $200 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Subsequently on June 7, 2018, an additional $17.5 million in convertible notes were issued as part of the initial offering over-allotment option. In total, the Company issued $217.5 million in convertible notes in 2018. The convertible notes can be converted into shares of the Company’s common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock which represents a premium of 22.5% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes have the option to convert all or a portion of the notes at any time on or after February 15, 2023. Prior to February 15, 2023, the convertible notes cannot be converted unless under certain specified scenarios. The convertible notes can be called by the Company, in part or in whole, on or after May 20, 2023 for 100% of the principal amount in cash. Holders of the convertible notes also have the option to put the notes back to the Company on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash. The convertible notes can be settled in cash, stock, or a combination of stock and cash at the option of the Company.

In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be five years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and the carrying value as of June 30, 2020 and December 31, 2019 is presented in the tables below:

			As of June 30, 2020
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	8,783	(13,097)
Issuance costs to be capitalized	5 years	(4,119)	1,703	(2,416)
Carrying balance of convertible notes		$191,501	$10,486	$201,987

			As of December 31, 2019
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	6,659	(15,221)
Issuance costs to be capitalized	5 years	(4,119)	1,298	(2,821)
Carrying balance of convertible notes		$191,501	$7,957	$199,458
Interest expense on the convertible notes for the three and six months ended June 30, 2020, totaled $2.4 million and $4.7 million, respectively. Interest expense on the convertible notes for the three and six months ended June 30, 2019 totaled $2.3 million and $4.6 million, respectively. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. Subsequent to May 15, 2023, interest expense on the convertible notes will consist of only accrued interest on the coupon.

11. Derivative Financial Instruments
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The changes in fair value is recognized in the income statement as other income and fees.
At June 30, 2020 and December 31, 2019, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$—	$137,890
Weighted average remaining term (years)	—	7.2
Pay fixed rate (weighted average)	—%	3.62%
Received variable rate (weighted average)	—%	3.83%
Estimated fair value	$—	$739

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$483,721	$282,326
Weighted average remaining term (years)	6.9	6.9
Pay fixed rate (weighted average)	2.30%	4.48%
Received variable rate (weighted average)	3.94%	3.98%
Estimated fair value	$(42,530)	$(9,614)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$—	$137,890
Weighted average remaining term (years)	—	7.2
Received fixed rate (weighted average)	—%	3.62%
Pay variable rate (weighted average)	—%	3.83%
Estimated fair value	$—	$(739)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$483,721	$282,326
Weighted average remaining term (years)	6.9	6.9
Received fixed rate (weighted average)	3.94%	4.48%
Pay variable rate (weighted average)	2.30%	3.98%
Estimated fair value	$42,530	$9,614

The Company has one risk participation agreement with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At June 30, 2020, the notional amount of the risk participation agreement sold was $63.2 million with a credit valuation adjustment of $223 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing interest rate swap agreement as of June 30, 2020 with a notional amount of $100 million designated as cash flow hedges of certain LIBOR-based debt. The swap was entered into during the second quarter of 2020 and was determined to be fully effective during the period presented. Therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swap is recorded in derivative assets with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings over the original life of the hedged item should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swap.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge
Notional amount	$100,000	$—
Weighted average remaining term (years)	4.8	—
Received variable rate (weighted average)	1.13%	—%
Pay fixed rate (weighted average)	0.49%	—%
Estimated fair value	$(850)	$—

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2020, the Company had approximately $131.1 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2019, the Company had approximately $10.5 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of June 30, 2020		As of December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$131,043	$2,238	$10,540	$84
Forward sale contracts related to mortgage banking	$16,335	$28	$4,532	$11

Liabilities:
Interest rate lock commitments	$100	$—	$—	$—
Forward sale contracts related to mortgage banking	$114,807	$(1,028)	$6,008	$(16)

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
Commitments at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$1,662,376	$1,864,947
Standby letters of credit	117,071	113,720
Other letters of credit	30,508	37,627
Commitments to fund investments in affordable housing partnerships	20,078	28,480
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $1.2 million at June 30, 2020 and $440 thousand at December 31, 2019. It is reasonably possible that the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

13. Goodwill, Intangible Assets, and Servicing Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2019, the Company assessed the qualitative factors related to intangible assets and goodwill for the year to determine whether it was more-likely-than-not that the fair value of the Company was less than its carrying amount. As the Company operates as single business unit, goodwill impairment is assessed based on the Company as a whole. Based on the analysis of these factors, management determined that it was more-likely-than-not that intangible assets were not impaired and that the fair value of the Company exceeded the carrying value. Goodwill is not amortized for book purposes and is not tax deductible.
Due to the recent COVID-19 pandemic, economic forecasts for future economic performance has deteriorated substantially. In addition, U.S. equity markets experienced a significant decline since the first quarter of 2020. In line with these trends, the Company’s stock price also experienced a large reduction during the six months ended June 30, 2020 where it continued to trade below the Company’s tangible book value. These factors contributed to the Company performing an interim goodwill impairment analysis during the second quarter of 2020. The Company determined that a Step 1 goodwill impairment analysis was warranted. The Company performed a Step 1 fair value assessment and determined that goodwill was not impaired as of June 30, 2020 as the fair value of the reporting unit exceeded the book value. As the Company operates as single reporting unit, the fair value of the Company as a whole was estimated. Therefore, there was no impairment of goodwill recorded during the three and six months ended June 30, 2020.
The carrying amount of the Company’s goodwill as of June 30, 2020 and December 31, 2019 was $464.5 million.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $532 thousand and $557 thousand for the three months ended June 30, 2020 and 2019, respectively. The amortization expense related to core deposit intangible assets totaled $1.1 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2020 and December 31, 2019:

			As of June 30, 2020		As of December 31, 2019
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(4,100)	$—	$(4,100)	$—
Pacific International Bank acquisition	7 years	604	(603)	1	(602)	2
Foster Bankshares acquisition	10 years	2,763	(2,222)	541	(2,120)	643
Wilshire Bancorp acquisition	10 years	18,138	(7,910)	10,228	(6,950)	11,188
Total		$25,605	$(14,835)	$10,770	$(13,772)	$11,833

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of June 30, 2020 and December 31, 2019, the Company did not have a valuation allowance on it servicing assets.

The changes in servicing assets for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$14,847	$21,407	$16,417	$23,132
Additions through originations of servicing assets	759	619	1,136	946
Amortization	(1,442)	(2,029)	(3,389)	(4,081)
Balance at end of period	$14,164	$19,997	$14,164	$19,997

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.27 billion as of June 30, 2020 and $1.35 billion as of December 31, 2019.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at June 30, 2020 and December 31, 2019 are presented below.

	June 30, 2020	December 31, 2019
SBA Servicing Assets:
Weighted-average discount rate	10.41%	9.19%
Constant prepayment rate	14.92%	14.17%
Mortgage Servicing Assets:
Weighted-average discount rate	8.63%	9.25%
Constant prepayment rate	9.01%	9.57%

14. Income Taxes
For the three months ended June 30, 2020, the Company had an income tax provision totaling $9.8 million on pretax income of $36.5 million, representing an effective tax rate of 26.75%, compared with an income tax provision of $14.3 million on pretax income of $56.9 million, representing an effective tax rate of 25.04% for the three months ended June 30, 2019. For the six months ended June 30, 2020, the Company had an income tax provision totaling $16.2 million on pretax income of $68.9 million, representing an effective tax rate of 23.55%, compared with an income tax provision of $28.7 million on pretax income of $114.1 million, representing an effective tax rate of 25.14% for the six months ended June 30, 2019. The Company reduced its projected annual pre-tax book income for 2020 taking into consideration the recent COVID-19 pandemic, which increased the tax effect of the Company’s affordable housing partnership investment tax credits, reducing the overall tax rate for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $103 thousand at June 30, 2020 and $141 thousand at December 31, 2019, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $18 thousand and $34 thousand, for accrued interest (no portion was related to penalties) at June 30, 2020 and December 31, 2019, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $103 thousand in the next twelve months due to a settlement with the state tax authorities.
The statute of limitations for the assessment of income taxes related to the consolidated federal income tax returns is closed for all tax years up to and including 2015. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. New York State Department of Taxation and Finance recently concluded the 2016, 2017, and 2018 examination with no material adjustments. The Company is currently under examination by the New York City Department of Finance for the 2016 and 2017 tax years and State of Ohio Department of Taxation for the 2015, 2016, 2017, 2018, and 2019 tax years. While the outcome of these examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2020.

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
Mortgage Banking Derivatives
        Mortgage banking derivative instruments consist of interest rate lock commitments and forward sale contracts that trade in liquid markets. The fair value is based on the prices available from third party investors. Due to the observable nature of the inputs used in deriving the fair value, the valuation of mortgage banking derivatives is classified as Level 2.

Other Derivatives

Other derivatives consist of interest rate swaps designated as cash flow hedges and sold risk participation agreements. The fair values of these other derivative financial instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparties. Interest rate swaps designated as cash flow hedges are classified within Level 2. Credit derivatives such as risk participation agreements are valued based on credit worthiness of the underlying borrower which is a significant unobservable input and therefore is classified as Level 3.

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
Loans Held For Sale
Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments from investors, or based on recent comparable sales (Level 2 inputs), if available, and if not available, are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 3 inputs) or may be assessed based upon the fair value of the collateral, which is obtained from recent real estate appraisals (Level 3 inputs). These appraisals may utilize a single valuation approach or a combination of approaches including the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$713,870	$—	$713,870	$—
Mortgage-backed securities:
Residential	551,683	—	551,683	—
Commercial	536,660	—	536,660	—
Corporate securities	3,531	—	3,531	—
Municipal securities	81,860	—	80,794	1,066
Equity investments with readily determinable fair value	22,665	22,665	—	—
Interest rate swaps	42,530	—	42,530	—
Mortgage banking derivatives	2,266	—	2,266	—

Liabilities:
Interest rate swaps	42,530	—	42,530	—
Mortgage banking derivatives	1,028	—	1,028	—
Other derivatives	1,073	—	850	223

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Level 1, 2, and 3 during the three and six months ended June 30, 2020 and 2019.
The table below presents a reconciliation and income statement classification of gains (losses) for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Beginning Balance	$1,079	$1,068	$1,076	$1,059
Change in fair value included in other comprehensive income (loss)	(13)	19	(10)	28
Ending Balance	$1,066	$1,087	$1,066	$1,087

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
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$26,927	$—	$—	$26,927
Commercial business	8,222	—	—	8,222
OREO	19,222	—	—	19,222

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$9,519	$—	$—	$9,519
Commercial business	8,942	—	—	8,942
OREO	19,086	—	—	19,086

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(2,746)	$525	$(5,067)	$1,573
Commercial business	(3,178)	(669)	(5,746)	(3,900)
Consumer	—	(343)	—	(628)
OREO	(1,435)	77	(2,779)	139

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,468,949	$1,468,949	Level 1
Interest bearing deposits in other financial institutions	31,238	31,315	Level 2
Equity investments without readily determinable fair values	27,204	27,204	Level 2
Loans held for sale	11,350	11,630	Level 2
Loans receivable—net	12,710,063	12,683,511	Level 3
Accrued interest receivable	52,859	52,859	Level 2/3
Servicing assets, net	14,164	16,349	Level 3
Customers’ liabilities on acceptances	488	488	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,036,383	$4,036,383	Level 2
Saving and other interest bearing demand deposits	5,128,293	5,128,293	Level 2
Time deposits	4,958,856	4,983,577	Level 2
FHLB advances	500,000	510,147	Level 2
Convertible notes, net	201,987	174,911	Level 1
Subordinated debentures	103,602	78,529	Level 2
Accrued interest payable	26,093	26,093	Level 2
Acceptances outstanding	488	488	Level 2

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$698,567	$698,567	Level 1
Interest bearing deposits in other financial institutions	29,162	29,235	Level 2
Equity investments without readily determinable fair values	26,967	26,967	Level 2
Loans held for sale	54,271	56,011	Level 2
Loans receivable—net	12,181,863	12,143,727	Level 3
Accrued interest receivable	30,772	30,772	Level 2/3
Servicing assets, net	16,417	18,966	Level 3
Customers’ liabilities on acceptances	1,117	1,117	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,108,687	$3,108,687	Level 2
Saving and other interest bearing demand deposits	4,259,707	4,259,707	Level 2
Time deposits	5,158,970	5,182,405	Level 2
FHLB advances	625,000	628,903	Level 2
Convertible notes, net	199,458	206,210	Level 1
Subordinated debentures	103,035	114,690	Level 2
Accrued interest payable	33,810	33,810	Level 2
Acceptances outstanding	1,117	1,117	Level 2

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
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, equity investments without readily determinable fair values, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings and variable rate loans or deposits that reprice frequently and fully. The fair value of loans is determined through a discounted cash flow analysis which incorporates probability of default and loss given default rates on an individual loan basis. The discount rate is based on the LIBOR Swap Rate for fixed rate loans, while variable loans start with the corresponding index rate and an adjustment was made on certain loans which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Residential real estate loans fair values include Fannie Mae and Freddie Mac prepayment speed assumptions or a third party index based on historical prepayment speeds. Fair value of time deposits is based discounted cash flow analysis using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposits fair values incorporate brokered time deposit offering rates. The fair value of the Company’s debt is based on current rates for similar financing. Fair value for the Company’s convertible notes is based on the actual last traded price of the notes. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

16. Stockholders’ Equity
Total stockholders’ equity at June 30, 2020 was $2.03 billion, compared to $2.04 billion at December 31, 2019.
In March 2020, the Company completed the $50.0 million repurchase plan though the repurchase of 2,716,034 shares of common stock totaling $36.2 million. There were no shares repurchased during the three months ended June 30, 2020. As of June 30, 2020, the Company had repurchased a total 12,661,581 shares of its common stock totaling $200.0 million as part of all previous repurchase programs that were authorized by the Company’s Board of Directors.
The Company paid dividends of $0.14 per common share for both the second quarter of 2020 and 2019. For both the six months ended June 30, 2020 and 2019, the Company paid dividends of $0.28 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended,		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollars in thousands)
Balance at beginning of period	$36,449	$(15,358)	$9,149	$(32,705)

Unrealized gain on securities available for sale	3,270	32,523	42,123	57,189
Unrealized loss on interest rate swaps used for cash flow hedge	(711)	—	(711)	—
Reclassification adjustments for net gains realize in net income	(139)	(129)	(139)	(129)
Tax effect	(720)	(9,613)	(12,273)	(16,932)
Total other comprehensive income	$1,700	$22,781	$29,000	$40,128
Balance at end of period	$38,149	$7,423	$38,149	$7,423

Reclassifications for net gains realized in net income for the three and six months ended June 30, 2020 relate to gains on interest rate swaps used for cash flow hedges and is recorded in noninterest income under other income and fee in the Consolidated Statements of Income. Reclassifications for net gains realized in net income for the three and six months ended June 30, 2019 relate to investment securities sold and is recorded in net gains on sales of securities available for sale in the Consolidated Statements of Income.
For the three and six months ended and June 30, 2020 and 2019, there were no other reclassifications out of accumulated other comprehensive income (loss).

17. Stock-Based Compensation
On May 23, 2019, the Company’s stockholders approved the 2019 stock-based incentive plan (the “2019 Plan”), which provides for grants of stock options, SARs, restricted stock, performance shares, and performance units to non-employee directors, employees, and potentially consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”). The 2019 Plan replaces the 2016 Plan and stipulates that no further awards shall be made under prior plans. Therefore, future awards will only be issued from the 2019 Plan.
The 2019 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, other key employees, and potentially consultants with appropriate equity-based awards to; (ii) motivate high levels of performance; (iii) recognize employee and potentially consultants’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2019 Plan initially had 4,400,000 shares that were available for grant to participants. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2019 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). All options not exercised generally expire 10 years after the date of grant.
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
Under the 2019 Plan, 2,903,642 shares were available for future grants as of June 30, 2020.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2020	935,211	$15.34
Granted	—	—
Exercised	—	—
Expired	(14,461)	16.70
Forfeited	—	—
Outstanding - June 30, 2020	920,750	$15.32	4.99	$418
Options exercisable - June 30, 2020	832,750	$15.12	4.87	$418

The following is a summary of the Company’s restricted stock and performance unit activity for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2020	1,035,744	$14.08
Granted	1,152,702	9.16
Vested	(309,546)	14.75
Forfeited	(68,658)	12.16
Outstanding (unvested) - June 30, 2020	1,810,242	$10.90

The total fair value of restricted stock and performance units vested for the six months ended June 30, 2020 and 2019 was $343 thousand and $1.2 million, respectively.

In 2017, the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. The compensation expense for the ESPP during the three months ended June 30, 2020 and 2019 was $26 thousand and $29 thousand, respectively. The compensation expense for the ESPP during the six months ended June 30, 2020 and 2019 was $97 thousand and $125 thousand, respectively.
The total amount charged against income related to stock-based payment arrangements, including the ESPP, was $1.8 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, $3.8 million and $2.3 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $485 thousand and $378 thousand for the three months ended June 30, 2020 and 2019, respectively. The income tax benefit recognized for the six months ended June 30, 2020 and 2019, was approximately $896 thousand and $585 thousand, respectively.
At June 30, 2020, the unrecognized compensation expense related to non-vested stock option grants was $167 thousand and is expected to be recognized over a weighted average vesting period of 1.17 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $13.2 million and is expected to be recognized over a weighted average vesting period of 1.91 years.

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
In July 2013, the federal bank regulatory agencies adopted final regulations, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement the Basel III international agreements reached by the Basel Committee. The final rules became effective for the Company and the Bank on January 1, 2015 and were subject to a phase-in period through January 1, 2019. The final rules that had an impact on the Company and the Bank include:
•An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;
•A new category and a required 4.50% of risk-weighted assets ratio was established for “Common Equity Tier 1” as a subset of Tier 1 capital limited to common equity;
•A minimum non-risk-based leverage ratio was set at 4.00%, eliminating a 3.00% exception for higher rated banks;
•Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;
•The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. As of June 30, 2020, the capital conservation buffer for the Company stood at 2.50%, and the capital ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
With the adoption of the CECL standard on January 1, 2020, the Company recorded a Day 1 adjustment, net of taxes to retained earnings totaling $18.8 million. In accordance with the revised regulatory CECL transition guidance, the Company has elected to defer the impact of the adoption of CECL for two years, at which time the impact will be phased-in over a three year period.
As of June 30, 2020 and December 31, 2019, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the table below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,539,114	11.50%	$602,483	4.50%	$937,197	7.00%	N/A	N/A
Bank	$1,818,250	13.58%	$602,435	4.50%	$937,121	7.00%	$870,184	6.50%
Total capital (to risk-weighted assets):
Company	$1,771,876	13.23%	$1,071,082	8.00%	$1,405,795	10.50%	N/A	N/A
Bank	$1,951,311	14.58%	$1,070,996	8.00%	$1,405,682	10.50%	$1,338,745	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,638,815	12.24%	$803,311	6.00%	$1,138,024	8.50%	N/A	N/A
Bank	$1,818,250	13.58%	$803,247	6.00%	$1,137,933	8.50%	$1,070,996	8.00%
Tier 1 capital (to average assets):
Company	$1,638,815	10.08%	$650,126	4.00%	N/A	N/A	N/A	N/A
Bank	$1,818,250	11.19%	$650,172	4.00%	N/A	N/A	$812,715	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,553,697	11.76%	$594,373	4.50%	$924,581	7.00%	N/A	N/A
Bank	$1,811,862	13.72%	$594,320	4.50%	$924,498	7.00%	$858,462	6.50%
Total capital (to risk-weighted assets):
Company	$1,747,611	13.23%	$1,056,664	8.00%	$1,386,871	10.50%	N/A	N/A
Bank	$1,906,642	14.44%	$1,056,569	8.00%	$1,386,747	10.50%	$1,320,711	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,652,831	12.51%	$792,498	6.00%	$1,122,705	8.50%	N/A	N/A
Bank	$1,811,862	13.72%	$792,427	6.00%	$1,122,605	8.50%	$1,056,569	8.00%
Tier 1 capital (to average assets):
Company	$1,652,831	11.22%	$589,367	4.00%	N/A	N/A	N/A	N/A
Bank	$1,811,862	12.29%	$589,604	4.00%	N/A	N/A	$737,005	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$329	$406	$697	$829
Customer analysis charges	1,513	1,871	3,383	3,594
NSF charges	561	1,926	2,216	3,868
Other service charges	157	197	373	410
Total noninterest bearing deposit account income	2,560	4,400	6,669	8,701

Interest bearing deposit account income:
Monthly service charges	23	16	47	32

Total service fees on deposit accounts	$2,583	$4,416	$6,716	$8,733

Wire transfer fee income:
Wire transfer fees	$765	$1,166	$1,571	$2,100
Foreign exchange fees	55	145	247	300
Total wire transfer fees	$820	$1,311	$1,818	$2,400

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. The Company recognized a net loss on sales of OREO in the amount of $20 thousand and $81 thousand for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the Company recognized a loss on sale of OREO in the amount of $16 thousand and $13 thousand, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic. The COVID-19 pandemic has had a material and adverse impact on our business, financial condition, and results of operations and further impact will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, the economic implications of the same, and the actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has substantially and negatively impacted the United States economy, disrupted global supply chains, considerably lowered equity market valuations, created significant volatility and disruption in financial markets, and materially increased unemployment levels. In addition, the pandemic has resulted in temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. As a result, the demand for our products and services has been and likely will continue to be significantly adversely impacted, which could materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses are closed. Similarly, because of changing economic and market conditions, we may be required to recognize impairments on goodwill or impairment on other financial instruments we hold. Our business operations may also be further disrupted if significant portions of our workforce are unable to work effectively, because of challenges arising from circumstances related to working from home, illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches. In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering payment deferrals and other expanded assistance for credit card, mortgage and small business lending customers, and future governmental actions may require these and other types of customer-related responses. In addition, we may take capital actions in response to the COVID-19 pandemic. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, the economic implications of the same, and actions taken by governmental authorities and other third parties in response to the pandemic.

On March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the global pandemic. The CARES Act provided approximately $2.2 trillion in emergency economic relief funds, expanded the SBA lending through the Paycheck Protection Program (“PPP”), and provides temporary relief of certain modifications from TDR classification. In response, we have begun actively assisting our customers in taking advantage of the concessions offered through the CARES Act through this difficult time by providing loan modifications to borrowers consisting of mostly initial payment deferrals for up to three months and we funded $480.1 million in SBA PPP loans in the second quarter of 2020 (see “COVID-19 Related Loan Modifications” in the Financial Conditions section of the MD&A for more information).
At June 30, 2020, all of our regulatory capital ratios for the Holding Company and Bank were in excess of the minimum requirements set by our regulators. While we currently believe that we have sufficient excess capital and liquidity to withstand the economic impact of the COVID-19 pandemic, further economic deterioration or an extended recession could adversely impact our capital and liquidity positions.

Pandemic Response Plan
With the onset of the COVID-19 virus, we activated a Pandemic Response Plan in January 2020, in advance of the declaration of the COVID-19 pandemic. As part of the Pandemic Response Plan, a Pandemic Response Team and a Business Continuity Program Team were formed which closely monitor the COVID-19 situation, identifying issues and developing responses to reduce risks related to COVID-19 to our customers, employees, and communities. As part of our overall efforts to help contain the spread of the virus, we made a number of adjustments in our branch operations:
•Nationwide, we reduced the operating hours;
•For some of our branches with drive-thru service facilities, we limited in-branch services by appointment only;
•We have also temporarily closed a number of branches that are in close proximity to another branch location;
•We implemented social distancing procedures limiting the number of customers in a branch at a given time; requiring the use of facial masks and hand sanitizers by all customers entering a branch, and added aisle lines to help guide customers in maintaining a minimum of 6 feet of separation;
•We limited operations to every other teller station as warranted to maintain the minimum 6-feet distance;
•We installed sneeze guards at all teller stations and customer service areas;
•We have provided our branch staff with facial masks, as well as face shields; and
•We implemented enhanced cleaning and disinfecting protocols at all of our branches.

We have also implemented a number of changes to our back-office operations including:
•Enabling the majority of our employees with remote work capabilities and implementing a remote rotation strategy with the general goal of having approximately 50% of the department staff working onsite and the remainder working remotely;
•In-person meetings have been prohibited to the extent possible;
•In line with social distancing guidelines, employee workstations have been temporarily modified to allow for a minimum separation of approximately six feet between each employee;
•Common break areas have been closed; and
•We have implemented enhanced cleaning and disinfecting protocols for our non-branch locations.
The goal of the Pandemic Response Plan is to protect the health of our customers, employees, and communities while continuing to meet the needs of our customers. The Pandemic Response Team and Business Continuity Program Team will continue to monitor the COVID-19 situation and take additional actions in an effort to ensure the safe continued operations of the Bank.

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$145,061	$173,466	$311,929	$346,596
Interest expense	35,247	56,245	82,824	109,767
Net interest income	109,814	117,221	229,105	236,829
Provision for credit losses	17,500	1,200	45,500	4,200
Net interest income after provision for credit losses	92,314	116,021	183,605	232,629
Noninterest income	11,240	12,287	24,504	23,709
Noninterest expense	67,030	71,371	139,170	142,204
Income before income tax provision	36,524	56,937	68,939	114,134
Income tax provision	9,771	14,256	16,233	28,695
Net income	$26,753	$42,681	$52,706	$85,439
Per Share Data:
Earnings per common share - basic	$0.22	$0.34	$0.43	$0.67
Earnings per common share - diluted	$0.22	$0.34	$0.42	$0.67
Book value per common share (period end)	$16.48	$15.75	$16.48	$15.75
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28
Tangible book value per common share (period end) (1)	$12.62	$11.98	$12.62	$11.98
Number of common shares outstanding (period end)	123,239,276	126,673,822	123,239,276	126,673,822
Weighted average shares - basic	123,200,127	126,658,509	123,747,727	126,649,536
Weighted average shares - diluted	123,430,891	126,870,455	124,054,291	126,842,870
Tangible common equity to tangible assets (1)	9.32%	10.21%	9.32%	10.21%

Average Balance Sheet Data:
Assets	$16,759,147	$15,185,495	$16,102,977	$15,237,627
Securities available for sale	1,750,156	1,804,677	1,731,094	1,816,081
Loans receivable and loans held for sale	12,755,088	11,959,920	12,507,468	12,023,690
Deposits	13,653,065	12,052,613	12,997,544	12,071,026
Stockholders’ equity	2,016,947	1,960,500	2,022,271	1,940,606

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Selected Performance Ratios:
Return on average assets (2)	0.64%	1.12%	0.65%	1.12%
Return on average stockholders’ equity (2)	5.31%	8.71%	5.21%	8.81%
Return on average tangible equity (1) (2)	6.94%	11.51%	6.82%	11.68%
Dividend payout ratio (dividends per share / diluted EPS)	64.61%	41.62%	65.90%	41.57%
Efficiency ratio (3)	55.37%	55.11%	54.88%	54.58%
Net interest spread	2.41%	2.66%	2.58%	2.73%
Net interest margin (4)	2.79%	3.31%	3.04%	3.35%

	At June 30,
	2020	2019
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$17,169,062	$15,338,827
Securities available for sale	1,887,604	1,826,903
Loans receivable	12,871,834	11,977,134
Deposits	14,123,532	12,172,384
FHLB advances	500,000	695,000
Convertible notes, net	201,987	196,977
Subordinated debentures	103,602	102,477
Stockholders’ equity	2,030,776	1,995,172

Regulatory Capital Ratios (5)
Leverage capital ratio	10.08%	10.94%
Common equity Tier 1 capital ratio	11.50%	11.90%
Tier 1 risk-based capital ratio	12.24%	12.67%
Total risk-based capital ratio	13.23%	13.42%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.26%	0.79%
Allowance for credit losses to nonaccrual loans	196.95%	144.86%
Allowance for credit losses to nonperforming loans (7)	127.79%	88.73%
Allowance for credit losses to nonperforming assets (8)	109.62%	84.24%
Nonaccrual loans to loans receivable	0.64%	0.54%
Nonperforming loans to loans receivable (7)	0.98%	0.89%
Nonperforming assets to loans receivable and OREO (8)	1.14%	0.93%
Nonperforming assets to total assets (8)	0.86%	0.73%

__________________________________
(1)Tangible book value per common share, tangible common equity to tangible assets, and return on average tangible equity are non-GAAP financial measures that we believe provide investors with information useful in understanding our financial performance and position. A reconciliation of GAAP to non-GAAP financial measures is provided on the following page.
(2)Annualized.
(3)Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for credit losses and noninterest income.
(4)Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.
(5)The ratios generally required to meet the definition of a “well-capitalized” financial institution under certain banking regulations are 5.0% leverage capital, 6.5% common equity tier 1 capital, 8.0% Tier 1 risk-based capital, and 10.0% total risk-based capital.
(6) Calculations are based on average quarterly asset balances.
(7) Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans (excludes PCI loans at June 30, 2019).
(8) Nonperforming assets consist of nonperforming loans and OREO.

Non-GAAP Financial Measurements
We provide certain non-GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our financial performance and position. The methodologies for determining non-GAAP measures may differ among companies. The following tables reconciles non-GAAP financial measures used in this Form 10-Q to the most comparable GAAP performance measures:

	At June 30,
	2020	2019
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,030,776	$1,995,172
Less: Goodwill and core deposit intangible assets, net	(475,220)	(477,397)
Tangible common equity	$1,555,556	$1,517,775

Total assets	$17,169,062	$15,338,827
Less: Goodwill and core deposit intangible assets, net	(475,220)	(477,397)
Tangible Assets	$16,693,842	$14,861,430

Common shares outstanding	123,239,276	126,673,822

Tangible book value per common share	$12.62	$11.98
Tangible common equity to tangible assets	9.32%	10.21%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$26,753	$42,681	$52,706	$85,439

Average stockholders’ equity	$2,016,947	$1,960,500	$2,022,271	$1,940,606
Less: Average goodwill and core deposit intangible assets, net	(475,534)	(477,736)	(475,793)	(478,021)
Average tangible equity	$1,541,413	$1,482,764	$1,546,478	$1,462,585

Return on average tangible equity (annualized)	6.94%	11.51%	6.82%	11.68%

Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period.

Results of Operations
Overview
Net income for the second quarter of 2020 was $26.8 million, or $0.22 per diluted common share, compared to $42.7 million, or $0.34 per diluted common share, for the same period of 2019, which was a decrease of $15.9 million, or 37.3%. The decrease in net income was due mostly to an increase in the provision for credit losses to reflect the decline in the economy as a result of the COVID-19 pandemic. Net interest income before provision for credit losses decreased by $7.4 million for the second quarter of 2020 to $109.8 million compared to $117.2 million for the second quarter of 2019.
Net income for the six months ended June 30, 2020 was $52.7 million, or $0.42 per diluted common share, compared to $85.4 million, or $0.67 per diluted share, for the same period of 2019, which was a decrease of $32.7 million, or 38.3%. The decrease in net income was due mostly to an increase in provision for credit losses to reflect the decline in the economy as result of the COVID-19 pandemic. Net interest income before provision for credit losses decreased by $7.7 million for the six months ended June 30, 2020 to $229.1 million compared to $236.8 million for the six months ended June 30, 2019.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that were included in net income for the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$658	$1,799	$1,717	$3,965
Accretion of discounts on PCD (formerly PCI) loans	3,046	6,848	12,495	12,682
Amortization of premiums on purchased investments in affordable housing partnerships	(70)	(76)	(141)	(152)
Amortization of premiums on assumed FHLB advances	—	—	—	1,280
Accretion of discounts on assumed subordinated debt	(284)	(275)	(567)	(548)
Amortization of core deposit intangibles	(532)	(557)	(1,063)	(1,114)
Total	$2,818	$7,739	$12,441	$16,113

The annualized return on average assets was 0.64% for the second quarter of 2020 compared to 1.12% for the same period of 2019. The annualized return on average stockholders’ equity was 5.31% for the second quarter of 2020 compared to 8.71% for the same period of 2019. The efficiency ratio was 55.37% for the second quarter of 2020 compared to 55.11% for the same period of 2019.
The annualized return on average assets was 0.65% for the six months ended June 30, 2020 compared to 1.12% for the same period of 2019. The annualized return on average stockholders’ equity was 5.21% for the six months ended June 30, 2020 compared to 8.81% for the same period of 2019. The efficiency ratio was 54.88% for the six months ended June 30, 2020 compared to 54.58% for the same period of 2019.
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
Comparison of Three Months Ended June 30, 2020 with the Three Months Ended June 30, 2019
Net interest income before provision for credit losses was $109.8 million for the second quarter of 2020 compared to $117.2 million for the same period of 2019, a decrease of $7.4 million, or 6.3%. The decrease in net interest income was due to the reduction in interest income on loans and investments securities for the second quarter of 2020 compared to the second quarter of 2019 offset partly by a decrease in deposit interest expense.

Interest income for the second quarter of 2020 was $145.1 million, a decrease of $28.4 million, or 16.4%, compared to $173.5 million for the same period of 2019. The decrease in interest income was primarily attributable to the decline in interest rates, which impacted our variable rate loans and the interest rates on new loan originations. The FOMC reduced the federal funds target rate by 25 basis points each in July, September, and October 2019. More recently, as a result of the COVID-19 pandemic and its impact to the U.S. economy, the FOMC lowered the target federal funds rate by a total of 1.50% in March 2020 to 0.00%-0.25%. The reduction in interest rates in March 2020, had a large impact on our loan yields and interest income as our variable rate loans repriced to lower interest rates.
Interest expense for the second quarter of 2020 was $35.2 million, a decrease of $21.0 million, or 37.3%, compared to $56.2 million for the same period of 2019. The decrease in interest expense was due to the repricing of time deposits to lower rates as well as a reduction in rates on money market and NOW accounts. We reduced our deposits rates in conjunction with the reduction in rates experienced in 2019 and 2020, to reduce our cost of deposits and to help offset some of the decline in loan yields.
Comparison of Six Months Ended June 30, 2020 with the Six Months Ended June 30, 2019
Net interest income before provision for credit losses was $229.1 million for the six months ended June 30, 2020 compared to $236.8 million for the same period of 2019, a decrease of $7.7 million, or 3.3%. The decrease in net interest income was due to the reduction in interest income on loan and investments securities for the six months ended June 30, 2020 compared to the same period of 2019 offset partly by a decrease in deposit interest expense.
Interest income for the six months ended June 30, 2020 was $311.9 million, a decrease of $34.7 million, or 10.0%, compared to $346.6 million for the same period of 2019. The decrease in interest income was primarily attributable to the decline in interest rates, which impacted our variable rate loans and the interest rates on new loan originations.
Interest expense for the six months ended June 30, 2020 was $82.8 million, a decrease of $26.9 million, or 24.5%, compared to $109.8 million for the same period of 2019. The decrease in interest expense was due to the repricing of time deposits to lower rates as well as a reduction in rates on money market and NOW accounts. We expect interest expense to continue to decline in the second half of 2020 as higher cost time deposits continue to renew to lower rates.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the second quarter of 2020 was 2.79%, a decrease of 52 basis points from 3.31% for the same period of 2019. The net interest margin for the six months ended June 30, 2020 was 3.04%, a decrease of 31 basis points from 3.35% for the same period of 2019. The decline in net interest margin for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due to the decline in loan yields as a result of the decrease in interest rates during the twelve months ended June 30, 2020. Net interest margin for the periods in 2020 were also impacted by the large increase in interest bearing cash included in FHLB stock and other investments. Soon after the declaration of the COVID-19 pandemic, we increased our excess liquidity as a precautionary measure which also negatively impacted our net interest margin. This increase is temporary and we expect to reduce most of the excess liquidity we held as of June 30, 2020 during the second half of the year.
The weighted average yield on loans decreased to 4.23% for the second quarter of 2020 from 5.32% for the second quarter of 2019. The weighted average yield on loans decreased to 4.64% for the six months ended June 30, 2020 from 5.31% for the six months ended June 30, 2019. The decrease in loan yields for the three and six months ended June 30, 2020 compared to the same periods in 2019 was mostly due to the decrease in interest rates experienced in 2019 and 2020 and a decline in accretion income on acquired loans. The decrease in interest rates led to a decline in rates on our variable rate loans for new loan originations, which resulted in an overall decline in loan yields. At June 30, 2020, variable interest rate loans made up 38% of the loan portfolio and the remaining 62% of the loan portfolio consisted of loans with fixed interest rates. Fixed rate loans include hybrid loans that had fixed interest rates at the end of the period but will eventually change to a variable interest rate after a certain period of time. For the six months ended June 30, 2020, the average weighted rate on new loan originations was 2.86% compared to 5.49% for the six months ended June 30, 2019. The decline in the average weighted rate on new loan originations for the six months ended June 30, 2020 was impacted by the originations of SBA PPP loans which all have an interest rate of 1.00%. Excluding SBA PPP loans, the average weighted rate on new loan originations for the six months ended June 30, 2020 was 3.77%.
Discount accretion income on acquired loans was $3.7 million and $14.2 million, for the three and six months ended June 30, 2020, respectively, compared to $8.6 million and $16.6 million, for the three and six months ended June 30, 2019, respectively.

The weighted average yield on securities available for sale for the second quarter of 2020 was 2.27% compared to 2.64% for the same period of 2019. The weighted average yield on securities available for sale for the six months ended June 30, 2020 was 2.38% compared to 2.69% for the same period of 2019. The change in weighted average yield on securities available for sale for the three and six months ended June 30, 2020 compared to the same periods of 2019 was due to the reduction in interest rates, which impacted our variable rate investments. The decline in yields was also due to fluctuations in the overall investment portfolio due to the purchase, sale, and calls/maturities of investment securities during the twelve months ended June 30, 2020.
The weighted average yield on FHLB stock and other investments for the second quarter of 2020 was 0.30% compared to 2.59% for the same period of 2019. The weighted average yield on FHLB stock and other investments for the six months ended June 30, 2020 was 0.66% compared to 2.63% for the same period of 2019. The decrease in weighted average yield on FHLB stock and other investments for the three and six months ended June 30, 2020 compared to the same periods of 2019 was due to the decline in interest rates experienced in 2019 and 2020. The decline in interest rates led to a decrease in interest earned on interest bearing cash balances at the Federal Reserve, which resulted in a decrease in yield on FHLB stock and other investments. The dividend rate on FHLB stock was also reduced to 5.00% for 2020 compared to a 7.00% dividend rate for 2019.
The weighted average cost of deposits for the second quarter of 2020 was 0.87%, a decrease of 75 basis points from 1.62% for the same period of 2019. The weighted average cost of deposits for the six months ended June 30, 2020 was 1.09%, a decrease of 51 basis points from 1.60% for the same period of 2019. The decline in interest rates experienced in 2019 and 2020 resulted in a decrease in the weighted average cost of deposits for the three and six months ended June 30, 2020 compared to the same periods of 2019. Management reduced rates on most of its deposit products during the second half of 2019 and more recently in March 2020 in light of the FOMC interest rate cuts and to offset some of the decline in loan yields.
The weighted average cost of FHLB advances for the second quarter of 2020 was 1.52%, a decrease of 40 basis points from 1.92% for the same period of 2019. The weighted average cost of FHLB advances for the six months ended June 30, 2020 was 1.65%, an increase of 5 basis points from 1.60% for the same period of 2019.The decrease in cost of FHLB advances for the second quarter of 2020 compared to the second quarter of 2019 was due to the overall decline in FHLB borrowing rates as a result of the decline in interest rates. The increase in cost of FHLB advances for the six months ended June 30, 2020 compared to the same period of 2019 was due to the accelerated amortization of $1.0 million in premiums for FHLB advances that were paid off during the six months ended June 30, 2019. The amortization of the remaining premiums had the effect of reducing interest expense on FHLB advances, which lowered the overall cost of FHLB advances for the six months ended June 30, 2019. Excluding the impact of the accelerated amortization of $1.0 million of premiums for the six months ended June 30, 2019, the cost of FHLB advances would have declined by 21 basis points compared to the six months ended June 30, 2020.
The carrying balance of our convertible notes are net of discount to be amortized and issuance costs to be capitalized. The weighted average cost of our convertible notes was 4.64% for both the three and six months ended June 30, 2020 compared to 4.66% and 4.69% for the three and six months ended June 30, 2019, respectively. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. In 2023, the cost of the convertible notes will decline as the non-cash conversion discount will be fully amortized and the issuance costs will be fully capitalized leaving the coupon rate as the only remaining cost.
The weighted average cost of other borrowings (subordinated debentures) for the second quarter of 2020 was 4.77%, a decrease of 216 basis points from 6.93% for the same period of 2019. The weighted average cost of other borrowings for the six months ended June 30, 2020 was 5.32%, a decrease of 174 basis points from 7.06% for the same period of 2019. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate. The decline in the three month LIBOR rate during the twelve months ended June 30, 2020 resulted in a decline in the weighted average cost of other borrowings.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$12,755,088	$134,190	4.23%	$11,959,920	$158,627	5.32%
Securities available for sale(3)	1,750,156	9,891	2.27%	1,804,677	11,866	2.64%
FHLB stock and other investments	1,317,049	980	0.30%	460,623	2,973	2.59%
Total interest earning assets	15,822,293	145,061	3.69%	14,225,220	173,466	4.89%
Total noninterest earning assets	936,854			960,275
Total assets	$16,759,147			$15,185,495

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$4,903,786	$7,563	0.62%	$3,094,179	$14,019	1.82%
Savings	284,050	862	1.22%	225,978	608	1.08%
Time deposits	4,954,446	21,026	1.71%	5,784,980	34,199	2.37%
Total interest bearing deposits	10,142,282	29,451	1.17%	9,105,137	48,826	2.15%
FHLB advances	593,407	2,238	1.52%	706,044	3,384	1.92%
Convertible notes, net	201,169	2,358	4.64%	196,244	2,310	4.66%
Other borrowings, net	99,534	1,200	4.77%	98,406	1,725	6.93%
Total interest bearing liabilities	11,036,392	35,247	1.28%	10,105,831	56,245	2.23%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,510,783			2,947,476
Other liabilities	195,025			171,688
Stockholders’ equity	2,016,947			1,960,500
Total liabilities and stockholders’ equity	$16,759,147			$15,185,495

Net interest income/net interest spread		$109,814	2.41%		$117,221	2.66%
Net interest margin			2.79%			3.31%
Cost of deposits			0.87%			1.62%
__________________________________
* Annualized
(1)Interest income on loans includes loan fees
(2)Average balances of loans consist of loans receivable and loans held for sale
(3)Interest income and yields are not presented on a tax-equivalent basis

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$12,507,468	$288,420	4.64%	$12,023,690	$316,763	5.31%
Securities available for sale(3)	1,731,094	20,500	2.38%	1,816,081	24,185	2.69%
FHLB stock and other investments	918,179	3,009	0.66%	433,293	5,648	2.63%
Total interest earning assets	15,156,741	311,929	4.14%	14,273,064	346,596	4.90%
Total noninterest earning assets	946,236			964,563
Total assets	$16,102,977			$15,237,627

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$4,554,096	$22,443	0.99%	$3,068,494	$27,005	1.77%
Savings	279,063	1,670	1.20%	224,761	1,173	1.05%
Time deposits	4,927,425	46,451	1.90%	5,860,492	67,495	2.32%
Total interest bearing deposits	9,760,584	70,564	1.45%	9,153,747	95,673	2.11%
FHLB advances	594,148	4,885	1.65%	758,161	5,998	1.60%
Convertible notes, net	200,565	4,704	4.64%	195,610	4,609	4.69%
Other borrowings, net	99,393	2,671	5.32%	98,267	3,487	7.06%
Total interest bearing liabilities	10,654,690	82,824	1.56%	10,205,785	109,767	2.17%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,236,960			2,917,279
Other liabilities	189,056			173,957
Stockholders’ equity	2,022,271			1,940,606
Total liabilities and stockholders’ equity	$16,102,977			$15,237,627

Net interest income/net interest spread		$229,105	2.58%		$236,829	2.73%
Net interest margin			3.04%			3.35%
Cost of deposits			1.09%			1.60%

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

	Three Months Ended June 30, 2020 over June 30, 2019
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(24,437)	$(34,321)	$9,884
Securities available for sale	(1,975)	(1,621)	(354)
FHLB stock and other investments	(1,993)	(4,196)	2,203
Total interest income	$(28,405)	$(40,138)	$11,733
INTEREST EXPENSE:
Demand, interest bearing	$(6,456)	$(12,082)	$5,626
Savings	254	86	168
Time deposits	(13,173)	(8,710)	(4,463)
FHLB advances	(1,146)	(653)	(493)
Convertible notes, net	48	(9)	57
Other borrowings, net	(525)	(544)	19
Total interest expense	$(20,998)	$(21,912)	$914
NET INTEREST INCOME	$(7,407)	$(18,226)	$10,819

	Six Months Ended June 30, 2020 over June 30, 2019
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(28,343)	$(40,944)	$12,601
Securities available for sale	(3,685)	(2,607)	(1,078)
FHLB stock and other investments	(2,639)	(6,142)	3,503
Total interest income	$(34,667)	$(49,693)	$15,026
INTEREST EXPENSE:
Demand, interest bearing	$(4,562)	$(14,684)	$10,122
Savings	497	185	312
Time deposits	(21,044)	(11,274)	(9,770)
FHLB advances	(1,113)	214	(1,327)
Convertible notes, net	95	(39)	134
Other borrowings, net	(816)	(855)	39
Total interest expense	$(26,943)	$(26,453)	$(490)
NET INTEREST INCOME	$(7,724)	$(23,240)	$15,516

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
The provision for credit losses for the second quarter of 2020 was $17.5 million, an increase of $16.3 million from $1.2 million for the same period last year. The provision for credit losses for the six months ended June 30, 2020 was $45.5 million, an increase of $41.3 million from $4.2 million for the same period last year. The increase in provision for credit losses for periods in 2020 compared to periods in 2019 was due to the implementation of CECL which now estimates credit losses on the life of loans. In addition, due to the COVID-19 pandemic, we recorded additional reserves to reflect the economic decline that continues to impact the global economy, including additional risks associated with the large amount of loans that were modified during the second quarter of 2020 as a result of the hardships experienced by borrowers due to the effects of the COVID-19 pandemic.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, swap fee income, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the second quarter of 2020 was $11.2 million compared to $12.3 million for the second quarter of 2019, a decrease of $1.0 million, or 8.5%. Noninterest income for the six months ended June 30, 2020 was $24.5 million compared to $23.7 million for the six months ended June 30, 2019, an increase of $795 thousand, or 3.4%.
Noninterest income by category is summarized in the table below:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,583	$4,416	$(1,833)	(41.5)%
International service fees	667	1,020	(353)	(34.6)%
Loan servicing fees, net	1,106	738	368	49.9%
Wire transfer fees	820	1,311	(491)	(37.5)%
Swap fees	1,040	357	683	191.3%
Net gains on sales of other loans	1,678	1,066	612	57.4%
Net gains on sales and calls of securities available for sale	—	129	(129)	100.0%
Other income and fees	3,346	3,250	96	3.0%
Total noninterest income	$11,240	$12,287	$(1,047)	(8.5)%

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$6,716	$8,733	$(2,017)	(23.1)%
International service fees	1,456	1,953	(497)	(25.4)%
Loan servicing fees, net	1,471	1,467	4	0.3%
Wire transfer fees	1,818	2,400	(582)	(24.3)%
Swap fees	2,016	422	1,594	377.7%
Net gains on sales of other loans	3,533	1,807	1,726	95.5%
Net gains on sales and calls of securities available for sale	—	129	(129)	100.0%
Other income and fees	7,494	6,798	696	10.2%
Total noninterest income	$24,504	$23,709	$795	3.4%

The decrease in noninterest income for the second quarter of 2020 compared to the second quarter of 2019 was due mostly to a decrease in service fees on deposit accounts offset partially be an increase in other income and fees and gain on sale of other loans. The increase in noninterest income for the six months ended June 30, 2020 compared to the same period of the prior year was due to an increase in other income and fees and gain on sale of other loans partially offset by a decline in service fees on deposit accounts.
The decrease in service fees on deposit accounts for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due to a decrease in non-sufficient funds fees collected on deposit accounts. As a result of the COVID-19 pandemic and the stay at home orders issued by many states, deposit activity for the three and six months ended June 30, 2020 was greatly reduced compared to the three and six months ended June 30, 2019. As a result, demand deposit account transactions and non-sufficient funds had significant declines during the six months ended June 30, 2020.

International service fees declined for the three and six months ended June 30, 2020 compared to the same periods of 2019 due to a decline in fees generated from trade finance loans. International service fees are earned from trade finance loans and as the balance of these loans have declined, our associated fee income earned has also declined. Trade finance loans declined to $109.5 million at June 30, 2020 from $166.8 million at June 30, 2019.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on most of the loans that we choose to sell. The increase in loan servicing fees, net for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to a reduction in payoffs of serviced loans. Payoffs of serviced loans were higher during the six months ended June 30, 2019, which resulted in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income, net. Loan servicing fees, net remained largely unchanged for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Wire transfer fees declined for the three and six months ended June 30, 2020 compared to the same periods of 2019 due to the COVID-19 pandemic, which resulted in a significant decline in deposit related transactions, including wire transfers.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. Due to the volatility in interest rates we have experienced in the past twelve months, the number of swap transactions have increased which has resulted in an overall increase in swap fee income for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.
Net gains on sales of other loans represents net gains from the sale of residential mortgage loans. Residential mortgage loans sold during the second quarter of 2020 totaled $67.4 million compared to $76.2 million sold during the second quarter of 2019. Residential mortgage loans sold during the six months ended June 30, 2020 totaled $141.2 million compared to $146.0 million for the six months ended June 30, 2019. The increase in net gains on sales of other loans for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due to discount accretion income recognized on residential mortgage loans sold during the six months ended June 30, 2020. During the first quarter of 2020, we sold $38.9 million in residential mortgage loans previously classified as held for investment in a bulk sale transaction. Most of the loans sold were acquired loans with remaining discounts, which increased the gain on sale income recognized.
Other income and fees increased for the three and six months ended June 30, 2020 compared to the same periods of 2019 due to various fees and incomes earned through normal operations. Other income and fees include income from bank owned life insurance, recoveries on acquired loans that were fully charged-off at acquisition, debit card/credit card fee income, and other miscellaneous income.

Noninterest Expense
Noninterest expense for the second quarter of 2020 was $67.0 million, a decrease of $4.3 million, or 6.1%, from $71.4 million for the same period of 2019. Noninterest expense for the six months ended June 30, 2020 was $139.2 million, a decrease of $3.0 million, or 2.1%, from $142.2 million for the six months ended June 30, 2019.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$38,850	$39,297	$(447)	(1.1)%
Occupancy	7,043	7,839	(796)	(10.2)%
Furniture and equipment	4,654	4,026	628	15.6%
Advertising and marketing	1,315	2,245	(930)	(41.4)%
Data processing and communications	2,274	2,587	(313)	(12.1)%
Professional fees	1,510	5,959	(4,449)	(74.7)%
Investments in affordable housing partnership expenses	2,873	2,388	485	20.3%
FDIC assessments	1,652	1,559	93	6.0%
Credit related expenses	1,361	1,549	(188)	(12.1)%
OREO (income) expense, net	1,338	83	1,255	1,512.0%
Other	4,160	3,839	321	8.4%
Total noninterest expense	$67,030	$71,371	$(4,341)	(6.1)%

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$81,352	$79,726	$1,626	2.0%
Occupancy	14,453	15,516	(1,063)	(6.9)%
Furniture and equipment	8,913	7,472	1,441	19.3%
Advertising and marketing	2,988	4,307	(1,319)	(30.6)%
Data processing and communications	4,905	5,543	(638)	(11.5)%
Professional fees	4,810	11,339	(6,529)	(57.6)%
Investments in affordable housing partnership expenses	5,424	5,268	156	3.0%
FDIC assessments	3,211	3,110	101	3.2%
Credit related expenses	3,023	2,227	796	35.7%
OREO (income) expense, net	2,181	(69)	2,250	N/A
Other	7,910	7,765	145	1.9%
Total noninterest expense	$139,170	$142,204	$(3,034)	(2.1)%
The decrease in noninterest expense for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due primarily to a decrease in professional fees offset partially by OREO (income) expense, net.

Salaries and employee benefits expense decreased $447 thousand for the second quarter of 2020 compared to the same period in 2019 and increased $1.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in salaries and benefits for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to an increase in payroll related loan origination costs. During the second quarter of 2020, we originated $480.1 million in SBA PPP loans, which had associated fees of $18.7 million and deferred originations costs totaling $5.3 million. The SBA PPP loan origination costs initially reduced salaries and benefits and going forward is amortized through the life of the loans as a reduction to interest income. The decline in salaries due to SBA PPP deferred loan origination costs was offset partially by an overall increase in salaries for the second quarter of 2020. Salaries and benefits for the six months ended June 30, 2020 included an increase in stock compensation expenses, which resulted in an overall increase in salaries and benefits compared to the six months ended June 30, 2019. The number of full-time equivalent employees increased from 1,446 at June 30, 2019 to 1,474 at June 30, 2020.
Occupancy expense declined $796 thousand for the second quarter of 2020 compared to the same period in 2019 and declined $1.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decline in occupancy expense for periods in 2020 compared to periods in 2019 was due to the decline in rent expenses and other occupancy related expenditures.
Furniture and equipment expense increased $628 thousand for the second quarter of 2020 compared to the same period in 2019 and increased $1.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in these expenses reflect additional expenditures made for software subscriptions, licenses, and IT related equipment.
Advertising and marketing expense decreased $930 thousand for the second quarter of 2020 compared to the same period in 2019 and decreased $1.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decline in advertising and marketing expense reflects reductions in public sponsorship fees as we are no longer the sponsor of the Ladies Professional Golf Association Founders Cup.
Data process and communications expense decreased $313 thousand for the second quarter of 2020 compared to the same period in 2019 and decreased $638 thousand for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decline in data processing and communications expense for periods in 2020 compared to the periods in 2019 was due to an overall decline in core data processing fees as the number of loan and deposit transactions have declined.
Professional fees experienced a decrease of $4.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and had a decrease of $6.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in professional fees for periods in 2020 compared to periods in 2019 was due to decreases in fees related to the implementation of CECL, IT related professional fees, and internal audit service fees.
We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduce our overall tax provision rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of investments in affordable housing partnership by tax loss/deductions. This amortization expense is offset by tax credits received, which reduces our tax provision expense. Investments in affordable housing partnerships decreased from $86.7 million at June 30, 2019 to $77.2 million at June 30, 2020.
The FDIC assessment premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and selected financial measures. FDIC assessment fees have remained largely unchanged.
Credit related expense decreased $188 thousand for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to a reduction in forced insurance expenses. For the six months ended June 30, 2020, credit related expenses saw an increase of $796 thousand compared to the six months ended June 30, 2019 due to an increase in provision for off balance sheet loan commitments. Provision for off balance sheet loan commitments for the three and six months ended June 30, 2020 totaled $50 thousand and $660 thousand, respectively, compared to no provision for off balance sheet loan commitments for the three and six months ended June 30, 2019.
OREO (income) expense, net experienced an increase of $1.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and increased $2.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increases in OREO (income) expense, net for periods in 2020 compared to periods in 2019 was due to an increase in OREO valuation allowance expenses.
Other noninterest expense for the three and six months ended June 30, 2020 remained largely unchanged compared to expenses for the same periods of the prior year.

Provision for Income Taxes
Income tax provision expense was $9.8 million and $14.3 million for the three months ended June 30, 2020 and 2019, respectively. The effective income tax rates were 26.75% and 25.04% for the three months ended June 30, 2020 and 2019, respectively. Income tax provision expense for the six months ended June 30, 2020 and 2019 was $16.2 million and $28.7 million, respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 was 23.55% and 25.14%, respectively. The Company reduced its projected annual pre-tax book income for 2020 taking into consideration the recent COVID-19 pandemic, which increased the tax effect of the Company’s affordable housing partnership investment tax credits, reducing the overall tax rate for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Financial Condition
At June 30, 2020, our total assets were $17.17 billion, an increase of $1.50 billion, or 9.6%, from $15.67 billion at December 31, 2019. The increase in total assets was due to the increase in cash and cash equivalents, loans receivable, and investment securities during the six months ended June 30, 2020. We temporarily increased our cash and cash equivalents from $698.6 million at December 31, 2019 to $1.47 billion at June 30, 2020 as a precautionary measure in anticipation of potential cash outflows from deposit and line of credit draw-downs as a result of the COVID-19 pandemic. Actual outflows of cash were minimal during the second quarter of 2020 and therefore we plan to reduce our excess liquidity in the second half of 2020.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investment without readily determinable fair values. Equity investments at June 30, 2020 totaled $49.9 million, an increase of $779 thousand, or 1.6%, from $49.1 million at December 31, 2019.
At June 30, 2020, total equity investments with readily determinable fair values totaled $22.7 million consisting of mutual funds. Equity investments with readily determinable fair values at December 31, 2019 totaled $22.1 million also consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $27.2 million and $27.0 million in equity investments without readily determinable fair values as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, equity investments without readily determinable fair values included $25.8 million in Community Reinvestment Act investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three months ended June 30, 2020 and 2019.
Investment Securities Portfolio
At June 30, 2020, we had $1.89 billion in available for sale securities compared to $1.72 billion at December 31, 2019. The net unrealized gain on the available for sale securities at June 30, 2020 was $54.3 million compared to a net unrealized gain on securities of $12.1 million at December 31, 2019. The change in unrealized gain on investment securities from December 31, 2019 to June 30, 2020 was due to a decline in treasury rates.
During the six months ended June 30, 2020, $356.4 million in investment securities were purchased and $222.5 million in investment securities were paid down. There were no investment securities that matured, were called, or sold during the six months ended June 30, 2020.
We adopted ASU 2016-13 on January 1, 2020 and implemented the CECL methodology for our investment securities available for sale. At the time of adoption, we did not record a day 1 CECL adjustment on our investment securities available for sale as we determined that a credit impairment did not exist. Subsequently, we performed an analysis on our investment portfolio as of June 30, 2020 and found an allowance for credit losses was not required. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined have zero loss expectation. At June 30, 2020, we also had corporate and municipal securities not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investments, we concluded a credit loss did not exist due to the strength of the issuer, high bond ratings, and/or because we still expect full payment of principal and interest.
Investments in Affordable Housing Partnerships
At June 30, 2020, we had $77.2 million in investments in affordable housing partnerships compared to $82.6 million at December 31, 2019. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the six months ended June 30, 2020. Commitments to fund investments in affordable housing partnerships totaled $20.1 million at June 30, 2020 compared to $28.5 million at December 31, 2019. The decline in commitments to fund investments in affordable housing partnerships during the six months ended June 30, 2020 was due to cash contributions, which reduced the remaining commitment balances.

Loan Portfolio
At June 30, 2020, loans receivable totaled $12.87 billion, an increase of $595.8 million from $12.28 billion at December 31, 2019. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	Percent (%)	Amount	Percent (%)
Loan portfolio composition		(Dollars in thousands)
Real estate loans:
Residential	$54,619	—%	$52,558	—%
Commercial	8,343,276	65%	8,316,470	68%
Construction	289,044	2%	295,523	3%
Total real estate loans	8,686,939	67%	8,664,551	71%
Commercial business	3,415,111	27%	2,721,183	22%
Residential mortgage	723,477	6%	835,188	7%
Consumer and other	46,307	—%	55,085	—%
Total loans receivable, net of deferred costs and fees	12,871,834	100%	12,276,007	100%
Allowance for credit losses	(161,771)		(94,144)
Loans receivable, net of allowance for credit losses	$12,710,063		$12,181,863
Our total loans increased from December 31, 2019 to June 30, 2020 largely due to an increase in commercial business loans during the three months ended June 30, 2020. Commercial business loans increased $693.9 million from December 31, 2019 to June 30, 2020 due to a combination of new loan originations and line of credit commitment draw-downs. During the second quarter of 2020 we originated $480.1 million in SBA PPP loans, which are categorized as commercial business loans. As of June 30, 2020, the balance of SBA PPP loans totaled $473.9 million. The increase in commercial business loans was partially offset by a decline in residential mortgage loans of $111.7 million due to sales, pay-downs, and payoffs.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$1,662,376	$1,864,947
Standby letters of credit	117,071	113,720
Other commercial letters of credit	30,508	37,627
Total	$1,809,955	$2,016,294

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $147.6 million at June 30, 2020 compared to $122.1 million at December 31, 2019. The ratio of nonperforming assets to loans receivable and OREO was 1.14% at June 30, 2020 and 0.99% at December 31, 2019.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans (1)	$82,137	$54,785
Loans 90 days or more days past due, still accruing	430	7,547
Accruing restructured loans	44,026	35,709
Total nonperforming loans	126,593	98,041
OREO	20,983	24,091
Total nonperforming assets	$147,576	$122,132

Nonperforming loans to loans receivable	0.98%	0.80%
Nonperforming assets to loans receivable and OREO	1.14%	0.99%
Nonperforming assets to total assets	0.86%	0.78%
Allowance for credit losses to nonperforming loans	127.79%	96.03%
Allowance for credit losses to nonperforming assets	109.62%	77.08%
__________________________________
(1) Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $30.3 million as of June 30, 2020 and $28.1 million as of December 31, 2019. Nonaccrual loans for December 31, 2019 also excludes PCI loans.

Allowance for Credit Losses
On January 1, 2020 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL, which significantly changed the credit losses estimation model for loan and investments. On March 27, 2020, President Donald Trump signed into law the CARES Act in response to the global pandemic. The CARES Act includes a provision that temporarily delays the required implementation date of ASU 2016-13. However, we chose not to elect to delay the adoption of ASU 2016-13 and implemented the CECL methodology as of January 1, 2020. On January 1, 2020, we recorded a $26.2 million day 1 CECL adjustment as a result of adopting the new standard.
The allowance for credit losses (“ACL”) was $161.8 million at June 30, 2020 compared to allowance for loan losses of $94.1 million at December 31, 2019. The ACL was 1.26% of loans receivable at June 30, 2020 and 0.77% of loans receivable at December 31, 2019. The ACL to loans receivable ratio does not include non-credit related discount on acquired loans. Total discount on acquired loans at June 30, 2020 and December 31, 2019 totaled $32.5 million and $45.9 million, respectively. ACL on individually evaluated loans increased to $8.9 million at June 30, 2020 from $3.4 million at December 31, 2019.

The following table reflects our allocation of the ACL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Credit Losses
	June 30, 2020		March 31, 2020		December 31, 2019
	Allowance for Credit Losses	Percent of Allowance to Loans Receivable	Allowance for Credit Losses	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate – residential	$460	0.84%	$399	0.70%	$204	0.39%
Real estate – commercial	114,668	1.37%	92,560	1.11%	51,712	0.62%
Real estate – construction	3,902	1.35%	1,686	0.60%	1,677	0.57%
Commercial business	35,493	1.04%	42,883	1.40%	33,032	1.21%
Residential mortgage	5,868	0.81%	5,779	0.73%	5,925	0.71%
Consumer and other	1,380	2.98%	1,616	3.35%	1,594	2.89%
Total	$161,771	1.26%	$144,923	1.15%	$94,144	0.77%

ACL coverage ratio for all loan types increased except for commercial business loans as of June 30, 2020 compared to December 31, 2019. The increase in ACL coverage ratio for most loan types was due to the adoption of CECL as we now estimate a lifetime of expected losses compared to losses at a point in time under the previous incurred model. The ACL as of June 30, 2020 also reflects an increase in estimated losses due to the effects of the COVID-19 pandemic and resulting risks associated with a deteriorated economy and an increase in COVID-19 related modifications. Commercial business loans on the other hand experienced a decline in ACL coverage ratio from December 31, 2019 to June 30, 2020. The decline in the ACL coverage ratio for commercial business loans is due to the overall shorter life for these loans which resulted in a less estimated losses under the CECL model. In addition, commercial business loans at June 30, 2020 includes $473.9 million in SBA PPP loans which have no associated ACL as the loans are fully guaranteed by the government. Commercial business loans also include $544.1 million in warehouse lines of credit, which experienced large growth of 43.6% during the six months ended June 30, 2020. Warehouse lines of credit have minimal ACL due to the low associated risk as the lines are fully secured by residential mortgage loans and the lines are usually paid off within 30 days.
The increase in ACL as of June 30, 2020 compared to March 31, 2020 reflects additional reserves to account for the continued impact of the COVID-19 pandemic and to account for the risk associated with the large amount of COVID-19 modifications during the second quarter of 2020. All loans types aside from commercial business and consumer and other loans had an increase in ACL and ACL coverage ratios. During the second quarter of 2020, we received updated financial statements for many of our commercial business borrowers which indicated they were in a much stronger position coming into the pandemic that previously assumed which resulted a reduction in ACL. The decline in consumer and other ACL was largely driven by credit card loans as we experienced an 18.1% decline in credit balances from payments received during the quarter, which reduced utilization rates and required ACL.

The following table shows the provisions for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$12,755,088	$11,959,920	$12,507,468	$12,023,690
Loans receivable	$12,871,834	$11,977,134	$12,871,834	$11,977,134

ALLOWANCE:
Balance, beginning of period	$144,923	$94,217	$94,144	$92,557
Less loan charge offs:
Real estate – commercial	(174)	(182)	(2,571)	(242)
Commercial business	(459)	(1,551)	(3,494)	(2,959)
Consumer and other	(271)	(343)	(796)	(629)
Total loan charge offs	(904)	(2,076)	(6,861)	(3,830)
Plus loan recoveries:
Real estate – commercial	25	570	192	1,697
Commercial business	220	152	2,579	310
Consumer and other	7	3	17	10
Total loans recoveries	252	725	2,788	2,017
Net loan charge offs	(652)	(1,351)	(4,073)	(1,813)
CECL day 1 adoption impact	—	—	26,200	—
Provision for credit losses	17,500	1,200	45,500	4,200
PCI allowance adjustment	—	—	—	(878)
Balance, end of period	$161,771	$94,066	$161,771	$94,066

Net loan charge offs to average loans, including loans held for sale*	0.02%	0.05%	0.07%	0.03%
Allowance for credit losses to loans receivable at end of period	1.26%	0.79%	1.26%	0.79%
Net loan charge offs to allowance for credit losses*	1.61%	5.74%	5.04%	3.85%
Net loan charge offs to provision for credit losses	3.73%	112.58%	8.95%	43.17%

__________________________________
* Annualized
We believe the ACL as of June 30, 2020 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. If the effects of the COVID-19 pandemic are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts, which could have a material and adverse effect on our financial condition and results of operations.

COVID-19 Related Loan Modifications
During the first quarter of 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently many of those requests for modifications were granted during the second quarter of 2020. As of June 30, 2020, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $3.12 billion, which represented approximately 24.2% of our total loan portfolio as of June 30, 2020. To assist our customers during this difficult time, we provided various types of modifications to fit the needs of each borrower. Most of the COVID-19 related modifications consisted of three month full payment deferrals, which represented $2.72 billion, or 87.2% of the $3.12 billion in total modifications. We also had full payment deferral modifications ranging from one to nine months in addition to principal only, interest only, and fixed monthly payment modifications. The following table presents total COVID-19 related modifications by loan type as of June 30, 2020:

	COVID-19 Modifications
	June 30, 2020
	Modified Loans	Loans Receivable*	Percentage of Loans Modified
	(Dollars in thousands)
Real estate – residential	$3,219	$54,619	5.9%
Real estate – commercial
Retail	809,024	2,267,050	35.7%
Hotel & motel	1,012,434	1,654,389	61.2%
Gas station & car wash	134,480	833,194	16.1%
Mixed use	207,155	657,281	31.5%
Industrial & warehouse	239,943	1,040,221	23.1%
Other	342,600	1,891,141	18.1%
Real estate – construction	68,661	289,044	23.8%
Commercial business	150,978	3,415,111	4.4%
Residential mortgage	146,011	723,477	20.2%
Consumer and other	1,314	46,307	2.8%
Total	$3,115,819	$12,871,834	24.2%

Approximately 58% of all of the COVID-19 related modifications were loans secured by hotel/motel and retail properties as these industries were hardest hit by the pandemic.
Our hotel/motel loan portfolio consists mostly of limited services facilities, which were less impacted by the pandemic compared to destination hotel properties. Although occupancy trends have stabilized for many of our hotel/motel operators, we expect that many of our hotel/motel borrowers will require a second round of modifications once the initial modification term ends. The majority of our hotel/motel loans are secured with personal guarantees.
Modified loans secured by retail properties consist mostly of strip mall type properties anchored by grocery markets with tenants of these properties made up of largely service oriented businesses. Many of these businesses are now operating again, although at a limited level due to social distancing requirement as a result of the pandemic. Based on discussions with many of our retail borrowers, we expect that many of the retail borrowers who received modifications during the second quarter of 2020 may not require a subsequent modification as they are seeing a relative return to stability.
Of the COVID-19 related modifications presented above, approximately 98% were modified under the terms of Section 4013 of the CARES Act. The remaining loan modifications were loans that did not qualify under the requirements as specified in Section 4013 of the CARES Act. In accordance with the CARES Act, qualifying modifications provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. As of June 30, 2020, all loans modified under Section 4013 of the CARES Act were not included as TDRs.

OREO
At June 30, 2020, OREO, net totaled $21.0 million, a decrease of $3.1 million compared to $24.1 million at December 31, 2019. During the six months ended June 30, 2020, one loan was transferred to OREO totaling $980 thousand and we sold five OREO that had carrying balances totaling $1.7 million. OREO valuation allowance for the three and six months ended June 30, 2020 totaled $1.1 million and $2.1 million, respectively.
Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At June 30, 2020, deposits increased $1.60 billion, or 12.7%, to $14.12 billion from $12.53 billion at December 31, 2019. The increase in deposits was primarily due to an increase in demand deposit and money market and NOW account balances offset by a decline in time deposit balances. Demand deposits increased $927.7 million during the six months ended June 30, 2020 due to an increase in retail deposits. In addition, approximately $326.0 million demand deposits balances at June 30, 2020, represent SBA PPP loans that we originated which were deposited into demand deposit accounts.
At June 30, 2020, 28.6% of total deposits were noninterest bearing demand deposits, 35.1% were time deposits, and 36.3% were interest bearing demand and savings deposits. At December 31, 2019, 24.8% of total deposits were noninterest bearing demand deposits, 41.2% were time deposits, and 34.0% were interest bearing demand and savings deposits.
At June 30, 2020, we had $1.87 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.48 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2019. The California State Treasurer time deposits at June 30, 2020 had original maturities ranging from three to six months, had a weighted average interest rate of 0.61%, and were collateralized with securities with a fair value of $333.2 million. Time deposits of more than $250 thousand at June 30, 2020 totaled $1.78 billion compared to $1.86 billion at December 31, 2019. We increased our brokered deposit balances during the six months ended June 30, 2020 to enhance our overall liquidity in consideration of the recent COVID-19 pandemic. However, since the declaration of the pandemic, we have not experienced any meaningful deposit run-off or line of credit draw-downs.
The following is a schedule of certificates of deposit maturities as of June 30, 2020:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,625,659	33%
Over three months through six months	1,112,498	22%
Over six months through nine months	1,055,699	21%
Over nine months through twelve months	1,072,980	22%
Over twelve months	92,020	2%
Total time deposits	$4,958,856	100%

FHLB Advances and Other Borrowings
We utilize FHLB advances as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At June 30, 2020, FHLB advances totaled $500.0 million and had an average weighted remaining maturity of 1.3 year compared to $625.0 million in FHLB advances with an average weighted remaining maturity of 1.2 years at December 31, 2019.
We did not have federal funds purchased at June 30, 2020 and December 31, 2019.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $103.6 million at June 30, 2020 and $103.0 million at December 31, 2019. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at June 30, 2020 was $202.0 million, net of $15.5 million in discounts, which represents the conversion option discount and capitalized issuance costs. At December 31, 2019, the net carrying balance of convertible notes was $199.5 million, net of $18.0 million in discounts and issuance costs. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
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
During the second quarter of 2020, we entered into a risk participation agreement as part of a syndicated loan transaction that we participated in as a means to earn additional fee income. Risk participation agreements are credit derivatives not designated as hedges in which we share in the risk related to the interest rate swap on participated loans. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities.
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
Total stockholders’ equity was $2.03 billion at June 30, 2020 compared to $2.04 billion at December 31, 2019. For the six months ended June 30, 2020, shareholders’ equity was increased by $52.7 million from net income earned, $29.0 million from other the increase in other comprehensive income, and increased $2.7 million due to stock compensation adjustments. These increases were offset by $36.2 million in share repurchases, $34.7 million in cash dividends paid, and a decrease of $18.8 million due to the Day 1 impact from the adoption of CECL, net of taxes. We elected to defer the $18.8 million Day 1 CECL impact to regulatory capital for two years in accordance with the revised regulatory CECL transition guidance.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, and a minimum ratio of Tier 1 common equity capital to risk-weighted assets of 4.50%, to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.00% to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Federal banking agencies also require a capital conservation buffer of 2.50% in addition to the ratios required to generally be considered “adequately capitalized” under the Prompt Corrective Action regulations. Failure to maintain this capital conservation buffer results in limits or prohibitions on capital distributions and discretionary compensation payments. Capital requirements apply to us and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At June 30, 2020, our common equity Tier 1 capital was $1.54 billion compared to $1.55 billion at December 31, 2019. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and includes our trust preferred securities, was $1.64 billion at June 30, 2020 and $1.65 billion at December 31, 2019. At June 30, 2020, the common equity Tier 1 capital ratio was 11.50%. The total capital to risk-weighted assets ratio was 13.23% and the Tier 1 capital to risk-weighted assets ratio was 12.24%. The Tier 1 leverage capital ratio at June 30, 2020 was 10.08%.
At June 30, 2020 and December 31, 2019, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below.

	As of June 30, 2020
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,539,114	11.50%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,771,876	13.23%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,638,815	12.24%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,638,815	10.08%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,818,250	13.58%	$870,184	6.50%	$948,066	7.08%
Total risk-based capital ratio (to risk-weighted assets)	$1,951,311	14.58%	$1,338,745	10.00%	$612,566	4.58%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,818,250	13.58%	$1,070,996	8.00%	$747,254	5.58%
Tier 1 capital to total assets (to average assets)	$1,818,250	11.19%	$812,715	5.00%	$1,005,535	6.19%

	As of December 31, 2019
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,553,697	11.76%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,747,611	13.23%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,652,831	12.51%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,652,831	11.22%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,811,862	13.72%	$858,462	6.50%	$953,400	7.22%
Total risk-based capital ratio (to risk-weighted assets)	$1,906,642	14.44%	$1,320,711	10.00%	$585,931	4.44%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,811,862	13.72%	$1,056,569	8.00%	$755,293	5.72%
Tier 1 capital to total assets (to average assets)	$1,811,862	12.29%	$737,005	5.00%	$1,074,857	7.29%

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
At June 30, 2020, our total borrowing capacity from the FHLB was $4.01 billion of which $3.46 billion was unused and available to borrow. At June 30, 2020, our total borrowing capacity from the FRB Discount Window was $726.6 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and equity investments were $2.91 billion at June 30, 2020 compared to $1.95 billion at December 31, 2019. Cash and cash equivalents were $1.47 billion at June 30, 2020 compared to $698.6 million at December 31, 2019. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.
As a result of the recent COVID-19 pandemic we are reviewing our liquidity position on a daily basis. The pandemic has not yet materially impacted our liquidity position. We have not experienced any meaningful deposit run off and our sources of funds remain fully available for use.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2020, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	June 30, 2020		December 31, 2019
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	9.96%	8.02%	1.57%	1.84%
+ 100 basis points	5.01%	4.89%	0.88%	(0.42)%
- 100 basis points	(0.63)%	(6.42)%	(1.10)%	(1.12)%
- 200 basis points	(0.64)%	(6.41)%	(2.68)%	(4.43)%

LIBOR Transition
On July 27, 2017, the Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021. As a result, it is expected that after 2021, LIBOR rates will no longer be available or will no longer be viewed as an acceptable benchmark rate. The Company has financial instruments that are indexed to LIBOR including investment securities available for sale, loans, derivatives, subordinated debentures, and other financial contracts that mature after December 31, 2021. At this time, the Company cannot predict the overall effect of the modification or discontinuation of LIBOR. The Company has formed a committee to oversee the transition process and assess the impact and associated risks from this transition and explore potential alternatives that can be used for its financial instruments that are indexed to LIBOR.

In March 2020, the FASB issued ASU 2020-04 which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period and the committee overseeing our transition process is evaluating the optional guidance.

Item 4.Controls and Procedures
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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $1.2 million at June 30, 2020. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.Risk Factors
For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2019, as well as the update of those risk factors by the addition of the risk factors discussed in Part II, Item 1A, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Table of Contents

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits
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

HOPE BANCORP, INC.

Date:	August 7, 2020	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	August 7, 2020	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer