Form 10-Q
period 2020-09-30
HOPE BANCORP INC
filed 2020-11-04
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
(213) 639-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	HOPE	NASDAQ Global Select Market
(Title of class)	(Trading Symbol)	(Name of exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 28, 2020, there were 123,261,443 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the COVID-19 pandemic and its impact on our financial position, results of operations, liquidity, and capitalization; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q.
The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$315,336	$283,130
Interest bearing cash in other banks	313,797	415,437
Total cash and cash equivalents	629,133	698,567
Interest bearing deposits in other financial institutions	30,345	29,162
Securities available for sale, at fair value	2,060,991	1,715,987
Equity investments	49,710	49,090
Loans held for sale, at the lower of cost or fair value	9,170	54,271
Loans receivable, net of allowance for credit losses of $179,849 and $94,144 at September 30, 2020 and December 31, 2019, respectively	12,940,376	12,181,863
Other real estate owned (“OREO”), net	18,410	24,091
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	19,407
Premises and equipment, net	49,552	52,012
Accrued interest receivable	57,989	30,772
Deferred tax assets, net	43,380	31,663
Customers’ liabilities on acceptances	880	1,117
Bank owned life insurance (“BOLI”)	77,388	76,339
Investments in affordable housing partnerships	73,300	82,600
Operating lease right-of-use assets, net	52,308	58,593
Goodwill	464,450	464,450
Core deposit intangible assets, net	10,239	11,833
Servicing assets, net	13,718	16,417
Other assets	135,178	69,206
Total assets	$16,733,767	$15,667,440

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$4,488,529	$3,108,687
Interest bearing:
Money market and NOW accounts	4,763,893	3,985,556
Savings deposits	308,943	274,151
Time deposits	4,446,991	5,158,970
Total deposits	14,008,356	12,527,364
FHLB advances	200,000	625,000
Convertible notes, net	203,270	199,458
Subordinated debentures, net	103,889	103,035
Accrued interest payable	21,991	33,810
Acceptances outstanding	880	1,117
Operating lease liabilities	54,798	60,506
Commitments to fund investments in affordable housing partnerships	16,975	28,481
Other liabilities	83,047	52,658
Total liabilities	$14,693,206	$13,631,429
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 135,922,341 and 123,260,760 shares, respectively, at September 30, 2020, and issued and outstanding 135,702,090 and 125,756,543 shares, respectively, at December 31, 2019	$136	$136
Additional paid-in capital	1,432,773	1,428,066
Retained earnings	774,970	762,480
Treasury stock, at cost; 12,661,581 and 9,945,547 shares at September 30, 2020 and December 31, 2019	(200,000)	(163,820)
Accumulated other comprehensive income, net	32,682	9,149
Total stockholders’ equity	2,040,561	2,036,011
Total liabilities and stockholders’ equity	$16,733,767	$15,667,440

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$134,430	$158,115	$422,850	$474,878
Interest on securities	9,848	11,373	30,348	35,558
Interest on other investments	942	2,929	3,951	8,577
Total interest income	145,220	172,417	457,149	519,013
INTEREST EXPENSE:
Interest on deposits	22,871	49,057	93,435	144,730
Interest on FHLB advances	1,323	3,112	6,208	9,110
Interest on other borrowings and convertible notes	3,389	3,990	10,764	12,086
Total interest expense	27,583	56,159	110,407	165,926
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	117,637	116,258	346,742	353,087
PROVISION FOR CREDIT LOSSES	22,000	2,100	67,500	6,300
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	95,637	114,158	279,242	346,787
NONINTEREST INCOME:
Service fees on deposit accounts	2,736	4,690	9,452	13,423
International service fees	987	1,193	2,443	3,146
Loan servicing fees, net	772	189	2,243	1,656
Wire transfer fees	892	1,058	2,710	3,458
Swap fees	434	1,926	2,450	2,348
Net gains on sales of other loans	2,853	804	6,386	2,611
Net gains on sales of securities available for sale	7,531	153	7,531	282
Other income and fees	1,308	2,982	8,802	9,780
Total noninterest income	17,513	12,995	42,017	36,704
NONINTEREST EXPENSE:
Salaries and employee benefits	40,659	41,607	122,011	121,333
Occupancy	7,264	7,703	21,717	23,219
Furniture and equipment	4,513	3,851	13,426	11,323
Advertising and marketing	1,601	2,377	4,589	6,684
Data processing and communications	2,204	2,821	7,109	8,364
Professional fees	1,513	5,241	6,323	16,580
Investments in affordable housing partnership expenses	3,876	2,334	9,300	7,601
FDIC assessments	1,167	—	4,378	3,110
Credit related expenses	1,793	1,031	4,816	3,258
OREO expense (income), net	1,770	(743)	3,951	(812)
FHLB advance prepayment fee	3,584	—	3,584	—
Other	3,462	3,773	11,372	11,539
Total noninterest expense	73,406	69,995	212,576	212,199
INCOME BEFORE INCOME TAXES	39,744	57,158	108,683	171,292
INCOME TAX PROVISION	9,254	14,566	25,487	43,261
NET INCOME	$30,490	$42,592	$83,196	$128,031
EARNINGS PER COMMON SHARE
Basic	$0.25	$0.34	$0.67	$1.01
Diluted	$0.25	$0.34	$0.67	$1.01

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$30,490	$42,592	$83,196	$128,031
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(303)	14,160	41,820	71,349
Change in unrealized net holding (losses) gains on interest rate swaps used in cash flow hedges	54	—	(796)	—
Reclassification adjustments for net gains realized in net income	(7,510)	(153)	(7,649)	(282)
Tax effect	2,292	(4,157)	(9,842)	(21,089)
Other comprehensive (loss) income, net of tax	(5,467)	9,850	23,533	49,978
Total comprehensive income	$25,023	$52,442	$106,729	$178,009

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JUNE 30, 2019	126,673,822	$136	$1,425,262	$712,351	$(150,000)	$7,423	$1,995,172
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	24,103	—	—				—
Stock-based compensation			1,404				1,404
Cash dividends declared on common stock ($0.14 per share)				(17,734)			(17,734)
Comprehensive income:
Net income				42,592			42,592
Other comprehensive income						9,850	9,850
BALANCE, SEPTEMBER 30, 2019	126,697,925	$136	$1,426,666	$737,209	$(150,000)	$17,273	$2,031,284

BALANCE, JUNE 30, 2020	123,239,276	$136	$1,430,757	$761,734	$(200,000)	$38,149	$2,030,776
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	21,484	—	—				—
Stock-based compensation			2,016				2,016
Cash dividends declared on common stock ($0.14 per share)				(17,254)			(17,254)
Comprehensive income:
Net income				30,490			30,490
Other comprehensive loss						(5,467)	(5,467)
BALANCE, SEPTEMBER 30, 2020	123,260,760	$136	$1,432,773	$774,970	$(200,000)	$32,682	$2,040,561

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2018	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	58,013	—	3				3
Stock-based compensation			3,258				3,258
Cash dividends declared on common stock ($0.42 per share)				(53,197)			(53,197)
Comprehensive income:
Net income				128,031			128,031
Other comprehensive income						49,978	49,978
BALANCE, SEPTEMBER 30, 2019	126,697,925	$136	$1,426,666	$737,209	$(150,000)	$17,273	$2,031,284

BALANCE, DECEMBER 31, 2019	125,756,543	$136	$1,428,066	$762,480	$(163,820)	$9,149	$2,036,011
CECL day 1 impact				(26,729)			(26,729)
CECL day 1 impact tax adjustment				7,947			7,947
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	220,251	—	—				—
Stock-based compensation			4,707				4,707
Cash dividends declared on common stock ($0.42 per share)				(51,924)			(51,924)
Comprehensive income:
Net income				83,196			83,196
Other comprehensive income						23,533	23,533
Repurchase of treasury stock	(2,716,034)				(36,180)		(36,180)
BALANCE, SEPTEMBER 30, 2020	123,260,760	$136	$1,432,773	$774,970	$(200,000)	$32,682	$2,040,561

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,196	$128,031
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	5,942	2,391
Stock-based compensation expense	5,980	3,897
Provision for credit losses	67,500	6,300
Provision (credit) for unfunded loan commitments	660	(100)
Valuation adjustment of OREO	3,492	(1,125)
Net gains on sales of other loans	(6,386)	(2,611)
Earnings on BOLI	(1,049)	(1,126)
Net change in fair value of derivatives	(35)	(57)
Net losses on sale and disposal of premises and equipment	357	75
Net losses on sales of OREO	108	14
Net gains on sales and calls of securities available for sale	(7,531)	(282)
Net change in fair value of equity investments with readily determinable fair value	(542)	(1,393)
Losses on investments in affordable housing partnerships	9,088	7,523
Payment of FHLB prepayment fee	3,584	—
Net change in deferred income taxes	(13,728)	3,907
Proceeds from sales of loans held for sale	251,092	95,926
Originations of loans held for sale	(206,798)	(77,678)
Originations of servicing assets	(2,326)	(1,383)
Net change in accrued interest receivable	(27,217)	2,482
Net change in other assets	(61,023)	(27,110)
Net change in accrued interest payable	(11,819)	6,823
Net change in other liabilities	29,729	4,352
Net cash provided by operating activities	122,274	148,856
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	(19,103)	(18,130)
Redemption of interest bearing deposits in other financial institutions	17,920	17,152
Purchase of securities available for sale	(867,723)	(174,486)
Proceeds from matured, called, or paid-down securities available for sale	388,647	198,743
Proceeds from sale of securities available for sale	168,069	115,628
Proceeds from sale of equity investments	201	2,570
Proceeds from sales of other loans held for sale previously classified as held for investment	1,053	83,599
Net change in loans receivable	(832,267)	(106,064)
Proceeds from sales of OREO	2,458	3,197
Purchase of FHLB stock	(1,346)	(155)
Redemption of FHLB stock	3,503	6,210
Purchase of premises and equipment	(4,048)	(5,190)
Proceeds from BOLI death benefits	—	1,363
Investments in affordable housing partnerships	(11,506)	(13,804)
Net cash (used in) provided by investing activities	(1,154,142)	110,633
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,480,992	79,094
Proceeds from FHLB advances	1,010,000	565,000
Repayment of FHLB advances	(1,438,584)	(760,000)
Purchase of treasury stock	(36,777)	—
Cash dividends paid on common stock	(51,924)	(53,197)
Taxes paid in net settlement of restricted stock	(1,273)	(639)
Issuance of additional stock pursuant to various stock plans	—	3
Net cash provided by (used in) financing activities	962,434	(169,739)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(69,434)	89,750
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	698,567	459,606
CASH AND CASH EQUIVALENTS, END OF PERIOD	$629,133	$549,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$117,560	$155,889
Income taxes paid	$35,365	$44,492

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$979	$14,651
Transfer from loans receivable to loans held for sale	$1,002	$108,979
Transfer from loans held for sale to loans receivable	$2,384	$5,181
Lease liabilities arising from obtaining right-of-use assets	$—	$62,833

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of September 30, 2020, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, New Jersey, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2020 and December 31, 2019 and the results of operations for the three and nine months ended September 30, 2020 and 2019. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Pending Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This one time election may be made at any time after March 12, 2020, but no later than December 31, 2022. The Company is currently in the process of evaluating ASU 2020-04 to determine whether the Company will make this election and is currently assessing the significance of impact of modifying contracts in consideration of the election of this amendment.
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those annual periods. ASU 2020-06 allows companies to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company plans to early adopt ASU 2020-06 on January 1, 2021 using the modified retrospective method of transition and expects to have a cumulative effect adjustment to its retained earnings balance upon adoption. The Company’s convertible notes are currently recorded as separate debt and equity components. After the Company adopts ASU 2020-06, its convertible notes will be accounted for as a single debt instrument. As a result, the Company expects to see a decline in reported interest expense with the reduction of the existing debt discount.

3.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended September 30, 2020 and 2019, stock options and restricted share awards of 1,206,040 and 963,400 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the nine months ended September 30, 2020 and 2019, stock options and restricted shares awards of 876,565 and 986,245 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the three and nine months ended September 30, 2020 and 2019, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the three and nine months ended September 30, 2020 and 2019.
In June 2019, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock which was completed in March 2020. As of September 30, 2020, the Company had repurchased 12,661,581 shares of common stock totaling $200.0 million as part of previously announced share repurchase programs. The Company’s Board of Directors had previously approved the repurchase of $150.0 million in shares of common stock in 2018, all of which were repurchased in the year ended December 31, 2018. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding.
The following tables show the computation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020			2019
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$30,490	123,251,336	$0.25	$42,592	126,685,921	$0.34
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		285,429			321,548
Diluted EPS - common stock	$30,490	123,536,765	$0.25	$42,592	127,007,469	$0.34

	Nine Months Ended September 30,
	2020			2019
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$83,196	123,581,055	$0.67	$128,031	126,661,798	$1.01
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		314,029			234,172
Diluted EPS - common stock	$83,196	123,895,084	$0.67	$128,031	126,895,970	$1.01

4.    Equity Investments
Equity investments with readily determinable fair values at September 30, 2020 and December 31, 2019, consisted of mutual funds in the amounts of $22.7 million and $22.1 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three and nine months ended September 30, 2020 and 2019 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$—	$168	$542	$1,393
Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values	$—	$168	$542	$1,393

At September 30, 2020 and December 31, 2019, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At September 30, 2020, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $27.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $25.7 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2019, the total balance of equity investments without readily determinable fair values was $27.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.6 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and nine months ended September 30, 2020 and 2019.

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$779,720	$13,975	$(99)	$—	$793,596
Mortgage-backed securities:
Residential	671,027	6,294	(582)	—	676,739
Commercial	474,963	25,761	—	—	500,724
Corporate securities	5,000	—	(1,112)	—	3,888
Municipal securities	83,845	2,199	—	—	86,044
Total investment securities available for sale	$2,014,555	$48,229	$(1,793)	$—	$2,060,991

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$735,094	$4,220	$(2,659)	N/A	$736,655
Mortgage-backed securities:
Residential	353,073	1,422	(1,598)	N/A	352,897
Commercial	541,043	13,441	(2,360)	N/A	552,124
Corporate securities	5,000	—	(800)	N/A	4,200
Municipal securities	69,631	831	(351)	N/A	70,111
Total investment securities available for sale	$1,703,841	$19,914	$(7,768)	N/A	$1,715,987

As of September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three and nine months ended September 30, 2020, the Company recognized $7.5 million in net gains on sales of securities available for sale. For the three and nine months ended September 30, 2019, the Company recognized net gains on sales of securities available for sale of $153 thousand and $282 thousand, respectively. For the three and nine months ended September 30, 2020, the Company received proceeds from sale of $168.1 million of securities available for sale, which consisted of $34.6 million commercial mortgage-backed securities, $113.2 million residential mortgage-backed securities and $20.2 million collateralized mortgage obligations. For the three months ended September 30, 2019, the Company received proceeds from the sale of $46.5 million in investment securities, which consisted of $2.3 million municipal securities and $44.2 million residential mortgage-backed securities sold. For the nine months ended September 30, 2019, the Company received proceeds from the sale of $115.6 million in investment securities, which consisted of $41.8 million municipal securities and $73.9 million residential mortgage-backed securities sold.
At September 30, 2020 and December 31, 2019, $33.2 million and $9.1 million in unrealized gains on securities available for sale net of taxes, respectively, were included in accumulated other comprehensive income. For the three and nine months ended September 30, 2020, $7.5 million was reclassified out of accumulated other comprehensive income into earnings as gain on sales of investments securities available for sale. For the three and nine months ended September 30, 2019, reclassifications out of accumulated other comprehensive income into earnings as gains on sales of investments securities available for sale were $153 thousand and $282 thousand, respectively.

The amortized cost and estimated fair value of investment securities at September 30, 2020, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$350	$351
Due after one year through five years	—	—
Due after five years through ten years	5,441	5,477
Due after ten years	83,054	84,104
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	779,720	793,596
Mortgage-backed securities:
Residential	671,027	676,739
Commercial	474,963	500,724
Total	$2,014,555	$2,060,991

Securities with carrying values of approximately $371.6 million and $340.9 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of September 30, 2020
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	8	$94,580	$(99)	—	$—	$—	8	$94,580	$(99)
Mortgage-backed securities:
Residential*	7	114,906	(582)	—	—	—	7	114,906	(582)
Commercial*	—	—	—	—	—	—	—	—	—
Corporate securities	—	—	—	1	3,888	(1,112)	1	3,888	(1,112)
Municipal securities	—	—	—	—	—	—	—	—	—
Total	15	$209,486	$(681)	1	$3,888	$(1,112)	16	$213,374	$(1,793)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2019
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	20	$108,236	$(721)	32	$183,050	$(1,938)	52	$291,286	$(2,659)
Mortgage-backed securities:
Residential*	6	84,107	(267)	16	129,457	(1,331)	22	213,564	(1,598)
Commercial*	7	68,452	(1,037)	5	73,697	(1,323)	12	142,149	(2,360)
Corporate securities	—	—	—	1	4,200	(800)	1	4,200	(800)
Municipal securities	2	8,942	(39)	3	15,437	(312)	5	24,379	(351)
Total	35	$269,737	$(2,064)	57	$405,841	$(5,704)	92	$675,578	$(7,768)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had one corporate security that was in a continuous unrealized loss position for twelve months or longer with fair value of $3.9 million as of September 30, 2020. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available for sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a day 1 allowance impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of September 30, 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale. Accrued interest receivable for investment securities available for sale at September 30, 2020 and December 31, 2019, totaled $4.4 million and $4.3 million, respectively.
The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded at September 30, 2020.
Approximately 96% of the Company’s investment portfolio at September 30, 2020 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero allowance approach for these investment securities is appropriate. The Company had also had one corporate security, eight collateralized mortgage obligations, and seven mortgage-backed securities in unrealized loss positions at September 30, 2020. The Company performed an assessment of these investments for credit impairment and concluded that no allowance for credit losses was required at September 30, 2020.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by major category:

	September 30, 2020	December 31, 2019
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$54,585	$52,558
Commercial	8,347,358	8,316,470
Construction	311,593	295,523
Total real estate loans	8,713,536	8,664,551
Commercial business[1]	3,700,020	2,721,183
Residential mortgage	659,876	835,188
Consumer and other	46,793	55,085
Loans receivable	13,120,225	12,276,007
Allowance for credit losses	(179,849)	(94,144)
Loans receivable, net of allowance for credit losses	$12,940,376	$12,181,863
__________________________________
1 Commercial Business loans as of September 30, 2020 includes $464.6 million in SBA Paycheck Protection Program Loans
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and allowance for credit losses. Loan balances as of December 31, 2019 have been reclassified based on the Company’s current presentation and represent amortized cost balances which are net of deferred fees and costs. The Company had net deferred fees of $5.4 million and net deferred costs of $2.7 million at September 30, 2020 and December 31, 2019, respectively.
The loan portfolio consists of four segments: real estate, commercial business, residential mortgage, and consumer and other loans. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs and also include warehouse lines of credit and SBA Paycheck Protection Program (“PPP”) loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
On January 1, 2020, the Company adopted ASU 2016-13, or CECL, using the modified retrospective method for all of its loans measured at amortized cost. With the adoption of CECL, the Company reassessed its loan portfolio segments and classes of loans receivable and made changes based on the new allowance for credit losses methodology. As a result, the Company now discloses residential mortgage loans as a separate segment and class of receivable. Trade finance loans, which were previously disclosed as a distinct segment and class of receivable, are now combined with commercial business loans. Prior period balances have been reclassified to conform with the current presentation.

The tables below details the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019. Accrued interest receivable on loans totaled $53.5 million at September 30, 2020 and $26.2 million at December 31, 2019.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended September 30, 2020
Balance, beginning of period	$119,030	$35,493	$5,868	$1,380	$161,771
Provision (credit) for credit losses	15,748	7,265	(1,169)	156	22,000
Loans charged off	(5,313)	(800)	—	(237)	(6,350)
Recoveries of charge offs	159	2,251	—	18	2,428
Balance, end of period	$129,624	$44,209	$4,699	$1,317	$179,849

Nine Months Ended September 30, 2020
Balance, beginning of period	$53,593	$33,032	$5,925	$1,594	$94,144
CECL day 1 adoption	27,791	(1,022)	(543)	(26)	26,200
Provision (credit) for credit losses	55,773	11,663	(683)	747	67,500
Loans charged off	(7,884)	(4,294)	—	(1,033)	(13,211)
Recoveries of charge offs	351	4,830	—	35	5,216
Balance, end of period	$129,624	$44,209	$4,699	$1,317	$179,849

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended September 30, 2019
Balance, beginning of period	$54,084	$32,364	$5,514	$2,104	$94,066
Provision (credit) for loan losses	(87)	2,286	(207)	108	2,100
Loans charged off	(1,197)	(1,124)	—	(281)	(2,602)
Recoveries of charge offs	246	528	—	6	780
PCI allowance adjustment	—	—	—	(462)	(462)
Balance, end of period	$53,046	$34,054	$5,307	$1,475	$93,882

Nine Months Ended September 30, 2019
Balance, beginning of period	$56,767	$28,484	$5,207	$2,099	$92,557
Provision (credit) for loan losses	(4,225)	9,693	176	656	6,300
Loans charged off	(1,439)	(4,083)	(76)	(834)	(6,432)
Recoveries of charge offs	1,943	838	—	16	2,797
PCI allowance adjustment	—	(878)	—	(462)	(1,340)
Balance, end of period	$53,046	$34,054	$5,307	$1,475	$93,882

The following tables break out the allowance for credit losses and loan balance by measurement methodology at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,339	$4,485	$21	$50	$6,895
Collectively evaluated	127,285	39,724	4,678	1,267	172,954
Total	$129,624	$44,209	$4,699	$1,317	$179,849

Loans outstanding:
Individually evaluated	$76,025	$24,930	$3,775	$802	$105,532
Collectively evaluated	8,637,511	3,675,090	656,101	45,991	13,014,693
Total	$8,713,536	$3,700,020	$659,876	$46,793	$13,120,225

	December 31, 2019
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$312	$3,073	$10	$7	$3,402
Collectively evaluated for impairment	48,616	26,914	5,913	1,220	82,663
PCI loans	4,665	3,045	2	367	8,079
Total	$53,593	$33,032	$5,925	$1,594	$94,144

Loans outstanding:
Individually evaluated for impairment	$64,684	$22,905	$2,762	$301	$90,652
Collectively evaluated for impairment	8,502,103	2,691,378	832,268	54,037	12,079,786
PCI loans	97,764	6,900	158	747	105,569
Total	$8,664,551	$2,721,183	$835,188	$55,085	$12,276,007
As of September 30, 2020 and December 31, 2019, reserves for unfunded loan commitments recorded in other liabilities were $1.3 million and $636 thousand, respectively. For the three and nine months ended September 30, 2020, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling $0 and $660 thousand, respectively. For the three and nine months ended September 30, 2019, the Company recorded reductions to reserves for unfunded commitments recorded in credit related expenses totaling to $100 thousand.

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
The tables below represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of September 30, 2020 and total nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of December 31, 2019.

	September 30, 2020
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	8,023	3,688	11,711	—
Hotel & motel	14,280	2,260	16,540	—
Gas station & car wash	351	928	1,279	—
Mixed use	1,531	815	2,346	293
Industrial & warehouse	4,618	1,950	6,568	—
Other	4,576	2,121	6,697	—
Real estate – construction	6,598	—	6,598	—
Commercial business	4,351	8,671	13,022	—
Residential mortgage	2,335	1,440	3,775	—
Consumer and other	—	669	669	1,244
Total	$46,663	$22,542	$69,205	$1,537

	December 31, 2019
	Nonaccrual Loans(1)(2)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—
Real estate – commercial
Retail	2,934	449
Hotel & motel	10,901	—
Gas station & car wash	271	—
Mixed use	665	634
Industrial & warehouse	10,544	—
Other	5,455	919
Real estate – construction	10,165	3,850
Commercial business	10,893	1,096
Residential mortgage	2,753	—
Consumer and other	204	599
Total	$54,785	$7,547
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $26.2 million and $28.1 million, at September 30, 2020 and December 31, 2019, respectively.
(2)    Nonaccrual loans exclude PCI loans of $18.3 million at December 31, 2019.

The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2020:

	September 30, 2020
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real Estate - Residential	$—	$—	$—
Real Estate - Commercial	55,024	—	55,024
Real Estate - Construction	6,598	—	6,598
Commercial Business	7,581	5,415	12,996
Residential Mortgage	2,335	—	2,335
Consumer and Other	11	—	11
Total	$71,549	$5,415	$76,964

Interest income reversals due to loans being placed on nonaccrual status was $76 thousand and $85 thousand for the three months ended September 30, 2020 and 2019, respectively. Nonaccrual interest income reversals for the nine months ended September 30, 2020 and 2019 was $611 thousand and $1.1 million, respectively.
The following table presents the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of September 30, 2020 and December 31, 2019 by class of loans:

	As of September 30, 2020				As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due (1)
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	328	44,776	10,074	55,178	1,083	1,424	3,037	5,544
Hotel & motel	534	2,081	13,679	16,294	1,346	936	6,409	8,691
Gas station & car wash	461	—	763	1,224	997	2,038	196	3,231
Mixed use	551	—	1,348	1,899	593	—	801	1,394
Industrial & warehouse	467	1,095	3,735	5,297	94	45	3,946	4,085
Other	2,054	2,671	1,120	5,845	811	785	3,704	5,300
Real estate – construction	—	8,122	6,598	14,720	—	—	14,015	14,015
Commercial business	638	575	6,740	7,953	401	352	5,717	6,470
Residential mortgage	1,185	2,456	2,821	6,462	9,676	792	2,038	12,506
Consumer and other	66	509	1,853	2,428	176	122	614	912
Total Past Due	$6,284	$62,285	$48,731	$117,300	$15,177	$6,494	$40,477	$62,148

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

The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of September 30, 2020.

	As of September 30, 2020
	Term Loan by Origination Year						Revolving Loans	Total
	2020	2019	2018	2017	2016	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass/Not Rated	$5,818	$16,509	$11,599	$4,352	$7,592	$5,061	$3,429	$54,360
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	140	—	—	85	—	225
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$5,818	$16,509	$11,739	$4,352	$7,592	$5,146	$3,429	$54,585
Real Estate - Commercial
Pass/Not Rated	$1,112,640	$1,587,016	$1,605,796	$1,297,459	$868,639	$1,468,638	$104,518	$8,044,706
Special mention	—	2,047	12,923	17,203	1,681	10,082	—	43,936
Substandard	—	12,090	25,640	24,666	41,610	151,514	3,196	258,716
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$1,112,640	$1,601,153	$1,644,359	$1,339,328	$911,930	$1,630,234	$107,714	$8,347,358
Real Estate - Construction
Pass/Not Rated	$29,382	$38,336	$109,419	$82,598	$5,608	$10,031	$—	$275,374
Special mention	—	—	—	—	5,774	5,124	—	10,898
Substandard	—	—	—	10,601	—	8,122	—	18,723
Doubtful/Loss	—	—	—	6,598	—	—	—	6,598
Subtotal	$29,382	$38,336	$109,419	$99,797	$11,382	$23,277	$—	$311,593
Commercial Business
Pass/Not Rated	$979,904	$628,028	$246,008	$134,655	$90,613	$55,025	$1,437,781	$3,572,014
Special mention	5,990	27,099	31,111	15,083	6,503	3,007	9,644	98,437
Substandard	1,485	851	6,534	4,459	6,864	5,071	4,263	29,527
Doubtful/Loss	—	—	—	—	42	—	—	42
Subtotal	$987,379	$655,978	$283,653	$154,197	$104,022	$63,103	$1,451,688	$3,700,020
Residential Mortgage
Pass/Not Rated	$4,881	$111,963	$251,894	$184,337	$60,122	$42,747	$—	$655,944
Special mention	—	—	—	—	—	—	—	—
Substandard	—	122	1,448	—	1,717	645	—	3,932
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$4,881	$112,085	$253,342	$184,337	$61,839	$43,392	$—	$659,876
Consumer and Other
Pass/Not Rated	$5,747	$2,602	$2,051	$2,687	$5,203	$2,881	$24,726	$45,897
Special mention	—	—	—	117	—	—	—	117
Substandard	—	—	—	—	40	739	—	779
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$5,747	$2,602	$2,051	$2,804	$5,243	$3,620	$24,726	$46,793
Total Loans
Pass/Not Rated	$2,138,372	$2,384,454	$2,226,767	$1,706,088	$1,037,777	$1,584,383	$1,570,454	$12,648,295
Special mention	5,990	29,146	44,034	32,403	13,958	18,213	9,644	153,388
Substandard	1,485	13,063	33,762	39,726	50,231	166,176	7,459	311,902
Doubtful/Loss	—	—	—	6,598	42	—	—	6,640
Total	$2,145,847	$2,426,663	$2,304,563	$1,784,815	$1,102,008	$1,768,772	$1,587,557	$13,120,225

For the three and nine months ended September 30, 2020, there were no revolving loans converted to term loans.
The following table presents the recorded investment in the Company’s loans by loan class and credit risk rating as of December 31, 2019.

	As of December 31, 2019
	Pass/Not Rated	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate – residential	$52,096	$—	$462	$—	$52,558
Real estate – commercial	8,039,751	78,519	198,200	—	8,316,470
Real estate – construction	253,173	24,620	17,730	—	295,523
Commercial business	2,643,814	38,185	39,171	13	2,721,183
Residential mortgage	832,149	—	3,039	—	835,188
Consumer and other	53,966	166	953	—	55,085
Total	$11,874,949	$141,490	$259,555	$13	$12,276,007
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three and nine months ended September 30, 2020 and 2019 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$—	$25,988	$—	$25,988
Residential mortgage	—	—	1,002	82,991
Total	$—	$25,988	$1,002	$108,979
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. In aggregate, non-modeled loans represented less than 3% of the Company’s total loan portfolio as of September 30, 2020.
With the adoption of CECL, the Company formed an Economic Forecast Committee (“EFC”) to review economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenario contains certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of September 30, 2020, the Company chose a forecast scenario that incorporates the effect of the COVID-19 pandemic into estimates of future economic conditions. We experienced a large decline in GDP and an increase in unemployment for the first half of 2020 and the forecast scenarios project a return to GDP growth in the second half of 2020, while unemployment remains elevated through 2022.

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
As of September 30, 2020, the Company recorded additional ACL as part of its modeled and qualitative assessments to account for the additional risks associated with the increase in loan modifications related to the COVID-19 pandemic and to account for the Company’s concentration of hotel/motel loans for which the industry was particularly hard hit by the pandemic.
For loans which do not share similar risk characteristics such as nonaccrual and TDR loans above $500 thousand, the Company evaluates these loans on an individual basis in accordance with ASC 326. These nonaccrual and TDR loans are considered to have different risk profiles than performing loans and therefore are evaluated separately. The Company decided to collectively assess TDRs and nonaccrual loans with balances below $500 thousand along with the performing and accrual loans in order to reduce the operational burden of individually assessing small TDR and nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, the Company obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit losses.

The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The Company uses a funding rate to allocate the allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn can potentially become drawn at any point. The funding rate is determined based on a lookback period of 8 quarters. Credit loss is not estimated for off-balance sheet credit exposures that are unconditionally cancellable by the Company.

The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$69,427	$6,598	$24,930	$3,775	$802	$105,532
ACL on individually evaluated loans	$—	$2,339	$—	$4,485	$21	$50	$6,895
Individually evaluated loans ACL coverage	N/A	3.37%	N/A	17.99%	0.56%	6.23%	6.53%
Collectively evaluated loans	$54,585	$8,277,931	$304,995	$3,675,090	$656,101	$45,991	$13,014,693
ACL on collectively evaluated loans	$208	$125,144	$1,933	$39,724	$4,678	$1,267	$172,954
Collectively evaluated loans ACL coverage	0.38%	1.51%	0.63%	1.08%	0.71%	2.75%	1.33%
Total loans	$54,585	$8,347,358	$311,593	$3,700,020	$659,876	$46,793	$13,120,225
Total ACL	$208	$127,483	$1,933	$44,209	$4,699	$1,317	$179,849
Total ACL to total loans	0.38%	1.53%	0.62%	1.19%	0.71%	2.81%	1.37%

	As of December 31, 2019
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$54,519	$10,165	$22,905	$2,762	$301	$90,652
Specific allowance	$—	$312	$—	$3,073	$10	$7	$3,402
Specific allowance to impaired loans	N/A	0.57%	—%	13.42%	0.36%	2.33%	3.75%
Other loans	$52,558	$8,261,951	$285,358	$2,698,278	$832,426	$54,784	$12,185,355
General allowance	$204	$51,400	$1,677	$29,959	$5,915	$1,587	$90,742
General allowance to other loans	0.39%	0.62%	0.59%	1.11%	0.71%	2.90%	0.74%
Total loans	$52,558	$8,316,470	$295,523	$2,721,183	$835,188	$55,085	$12,276,007
Total allowance for loan losses	$204	$51,712	$1,677	$33,032	$5,925	$1,594	$94,144
Total allowance to total loans	0.39%	0.62%	0.57%	1.21%	0.71%	2.89%	0.77%

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
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At September 30, 2020, total TDR loans were $49.5 million, compared to $46.7 million at December 31, 2019.
The balance of loans with modified terms due to COVID-19 as of September 30, 2020 totaled $1.15 billion. The majority of these loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of September 30, 2020, unless the loans were TDR prior to the COVID-19 modification. As of September 30, 2020, real estate loans accounted for a little less than 90% of the loans modified due to hardship from the COVID-19 pandemic. The modifications consisted of full payment deferrals, interest only payments, and a hybrid of full payment deferrals for a period of time followed by interest only payments. The modifications were granted mostly for periods from 3 to 9 months (see “COVID-19 Related Loan Modifications” in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).
A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of September 30, 2020 and December 31, 2019 is presented below:

	As of September 30, 2020
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$5,944	$925	$—	$41	$7,323	$332	$—	$—	$14,565
Maturity / amortization concession	11,874	10,730	—	93	178	4,244	—	118	27,237
Rate concession	5,822	—	—	—	439	1,434	—	—	7,695
Total	$23,640	$11,655	$—	$134	$7,940	$6,010	$—	$118	$49,497

	As of December 31, 2019
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$4,708	$886	$—	$54	$4,306	$259	$—	$—	$10,213
Maturity / amortization concession	14,537	10,778	—	43	—	5,931	—	122	31,411
Rate concession	4,419	181	—	103	334	65	—	—	5,102
Total	$23,664	$11,845	$—	$200	$4,640	$6,255	$—	$122	$46,726

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification and if the prior performance met or exceeded the modified terms. TDR loans on accrual status at September 30, 2020 were comprised of 30 commercial real estate loans totaling $23.6 million, 29 commercial business loans totaling $11.7 million, and 16 consumer and other loans totaling $134 thousand. TDR loans on accrual status at December 31, 2019 were comprised of 15 commercial real estate loans totaling $23.7 million, 27 commercial business loans totaling $11.8 million, and 12 consumer and other loans totaling $200 thousand. The Company expects that TDR loans on accrual status as of September 30, 2020, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10. The Company recorded an allowance totaling $4.9 million and $3.1 million for TDR loans as of September 30, 2020 and December 31, 2019, respectively.
The following tables present the recorded investment of loans classified as TDR during the three and nine months ended September 30, 2020 and 2019 by class of loans:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	1	1,007	1	328
Hotel & motel	—	—	1	574
Gas station & car wash	—	—	—	—
Mixed use	1	767	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	—	—	2	169
Residential mortgage	—	—	—	—
Consumer and other	2	11	—	—
Total	4	$1,785	4	$1,071

	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	2	1,613	3	449
Hotel & motel	—	—	3	1,439
Gas station & car wash	2	515	—	—
Mixed use	2	1,233	—	—
Industrial & warehouse	1	259	—	—
Other	—	—	3	1,055
Real estate – construction	—	—	—	—
Commercial business	2	481	14	2,999
Residential mortgage	—	—	—	—
Consumer and other	6	34	10	55
Total	15	$4,135	33	$5,997

For TDRs modified during the three and nine months ended September 30, 2020, the Company recorded $342 thousand and $661 thousand, respectively in ACL. Total charge-offs of TDR loans modified during the three and nine months ended September 30, 2020 totaled $0. For TDR loans modified during the three and nine months ended September 30, 2019, the Company recorded $17 thousand and $47 thousand, respectively, in allowance for loan losses. Total charge-offs of TDR loans modified during the three and nine months ended September 30, 2019 totaled $0, and $33 thousand, respectively.
The following tables present loans modified as TDRs within the previous twelve months ended September 30, 2020 and 2019 that subsequently had payment defaults during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	1	606	1	96
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	1	2,326	—	—
Other	1	133	1	101
Real estate – construction	—	—	—	—
Commercial business	—	—	2	31
Residential mortgage	—	—	—	—
Consumer and other	4	20	8	37
Subtotal	7	$3,085	12	$265

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	1	606	1	96
Hotel & motel	—	—	—	—
Gas station & car wash	1	471	—	—
Mixed Use	1	466	—	—
Industrial & warehouse	2	2,586	—	—
Other	1	133	1	101
Real estate – construction	—	—	—	—
Commercial business	1	14	3	31
Residential mortgage	—	—	—	—
Consumer and other	5	24	11	42
Total	12	$4,300	16	$270

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $4 thousand and $67 thousand in ACL for TDR loans that had payment defaults during the three and nine months ended September 30, 2020, respectively. Total charge offs for TDR loans that had payment defaults during the three and nine months ended September 30, 2020 was $0.
The Company recorded $5 thousand of allowance for TDR loans that had payment defaults during the three and nine months ended September 30, 2019. Total charge offs for TDR loans that had payment defaults during the three and nine months ended September 30, 2019 totaled $33 thousand .

7.    Leases
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”, using the modified retrospective approach under ASC 842 and recorded $64.2 million in operating lease right-of-use (“ROU”) assets at adoption. The Company’s operating leases are real estate leases which are comprised of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 10 years as of September 30, 2020. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At September 30, 2020, ROU assets and related liabilities were $52.3 million and $54.8 million, respectively. At September 30, 2020, the short term operating lease liability totaled $13.7 million and the long-term operating lease liability totaled $41.1 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at September 30, 2020. During the nine months ended September 30, 2020, the Company extended six leases and entered into no new lease contracts. Lease extensions terms ranged from twenty-two months to five years and the Company reassessed the ROU assets and lease liabilities related to these leases.
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
The table below summarizes the Company’s net lease cost:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Operating lease cost	$3,928	$3,850	$11,752	$12,130
Short term lease cost	—	—	—	9
Variable lease cost	864	875	2,403	2,411
Sublease income	(169)	(157)	(595)	(470)
Net lease cost	$4,623	$4,568	$13,560	$14,080

Rent expense for the three and nine months ended September 30, 2020 was $4.6 million and $13.7 million, respectively. Rent expense for the three and nine months ended September 30, 2019 was $4.6 million and $14.2 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Nine Months Ended September 30, 2020	At or for the Nine Months Ended September 30, 2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$11,320	$11,021
Right-of-use assets obtained in exchange for lease liabilities, net	—	65,263
Weighted-average remaining lease term - operating leases	5.3 years	6.0 years
Weighted-average discount rate - operating leases	2.99%	3.11%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2020
(Dollars in thousands)
2020	$3,806
2021	14,796
2022	10,615
2023	8,402
2024	6,769
2025 and thereafter	15,251
Total lease payments	59,639
Less: imputed interest	4,841
Total lease obligations	$54,798
As of September 30, 2020, the Company did not have any additional operating lease commitments that have not yet commenced.

8.    Deposits
The aggregate amounts of time deposits in denominations of more than $250 thousand at September 30, 2020 and December 31, 2019, was $1.98 billion and $1.86 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at September 30, 2020 and December 31, 2019. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At September 30, 2020 and December 31, 2019, securities with fair values of approximately $360.9 million and $333.2 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at September 30, 2020 and December 31, 2019, totaled $1.00 billion and $1.48 billion, respectively. Brokered deposits at September 30, 2020 consisted of $501.0 million in money market and NOW accounts and $500.6 million in time deposits accounts. Brokered deposits at December 31, 2019 consisted of $538.2 million in money market and NOW accounts and $940.5 million in time deposit accounts.
The following is breakdown of the Company’s deposits at September 30, 2020 and December 31, 2019:

	At September 30, 2020		At December 31, 2019
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$4,488,529	32%	$3,108,687	25%
Money market and NOW accounts	4,763,893	34%	3,985,556	32%
Saving deposits	308,943	2%	274,151	2%
Time deposits	4,446,991	32%	5,158,970	41%
Total deposits	$14,008,356	100%	$12,527,364	100%

9.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $4.29 billion at September 30, 2020, and $3.85 billion at December 31, 2019. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at September 30, 2020 and $95.0 million at December 31, 2019.
At September 30, 2020 and December 31, 2019, loans with a carrying amount of approximately $7.02 billion and $6.76 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At September 30, 2020 and December 31, 2019, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At September 30, 2020 and December 31, 2019, FHLB advances totaled $200.0 million and $625.0 million, respectively, and had weighted average interest rates of 1.32% and 1.84%, respectively. FHLB advances at September 30, 2020 and December 31, 2019 had various maturities through December 2022. The interest rates of FHLB advances as of September 30, 2020 ranged between 0.25% and 2.39%. During the third quarter of 2020, the Company incurred a $3.6 million prepayment penalty related to the early payoff of $300.0 million in FHLB borrowings. At September 30, 2020, the Company’s remaining borrowing capacity with the FHLB was $4.05 billion.
The Company maintains unsecured borrowing lines with other banks. There were no federal funds purchased from other banks at September 30, 2020 and December 31, 2019.
At September 30, 2020, the contractual maturities for outstanding FHLB advances were as follows:

September 30, 2020
Scheduled maturities in:	(Dollars in thousands)
2020	$100,000
2021	—
2022	100,000
Total	$200,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At September 30, 2020, the outstanding principal balance of the qualifying loans pledged at the FRB was $812.5 million and there was one investment security pledged to borrow against the discount window with book value totaling $5.9 million. At September 30, 2020 and December 31, 2019, the total available borrowing capacity at the FRB discount window was $631.5 million and $740.6 million, respectively. There were no borrowings outstanding with the FRB discount window as of September 30, 2020 and December 31, 2019.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At September 30, 2020, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at September 30, 2020:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	3.40%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.13%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.20%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	1.90%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,400	Variable	3.13%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	15,911	Variable	2.04%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,277	Variable	1.65%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,259	Variable	1.63%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,174	Variable	1.84%	06/30/2037
Total		$126,000	$103,889

    The carrying value of Debentures at September 30, 2020 and December 31, 2019 was $103.9 million and $103.0 million, respectively. At September 30, 2020 and December 31, 2019, acquired Debentures had remaining discounts of $26.0 million and $26.9 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at September 30, 2020 and December 31, 2019 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
Convertible Notes
In 2018, the Company issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes can be converted into shares of the Company’s common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock which represents a premium of 22.50% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes have the option to convert all or a portion of the notes at any time on or after February 15, 2023. Prior to February 15, 2023, the convertible notes cannot be converted unless under certain specified scenarios. The convertible notes can be called by the Company, in part or in whole, on or after May 20, 2023 for 100% of the principal amount in cash. Holders of the convertible notes also have the option to put the notes back to the Company on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash. The convertible notes can be settled in cash, stock, or a combination of stock and cash at the option of the Company.

In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be five years based on the first call and put date. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note. The value of the convertible note at issuance and the carrying value as of September 30, 2020 and December 31, 2019 are presented in the tables below:

			As of September 30, 2020
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	9,861	(12,019)
Issuance costs to be capitalized	5 years	(4,119)	1,908	(2,211)
Carrying balance of convertible notes		$191,501	$11,769	$203,270

			As of December 31, 2019
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	6,659	(15,221)
Issuance costs to be capitalized	5 years	(4,119)	1,298	(2,821)
Carrying balance of convertible notes		$191,501	$7,957	$199,458
Interest expense on the convertible notes for the three and nine months ended September 30, 2020, totaled $2.4 million and $7.1 million, respectively. Interest expense on the convertible notes for the three and nine months ended September 30, 2019 totaled $2.3 million and $6.9 million, respectively. Interest expense for the Company’s convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes.

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
At September 30, 2020 and December 31, 2019, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$—	$137,890
Weighted average remaining term (years)	—	7.2
Pay fixed rate (weighted average)	—%	3.62%
Received variable rate (weighted average)	—%	3.83%
Estimated fair value	$—	$739

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$496,879	$282,326
Weighted average remaining term (years)	6.8	6.9
Pay fixed rate (weighted average)	3.90%	4.48%
Received variable rate (weighted average)	2.28%	3.98%
Estimated fair value	$(40,617)	$(9,614)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$—	$137,890
Weighted average remaining term (years)	—	7.2
Received fixed rate (weighted average)	—%	3.62%
Pay variable rate (weighted average)	—%	3.83%
Estimated fair value	$—	$(739)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$496,879	$282,326
Weighted average remaining term (years)	6.8	6.9
Received fixed rate (weighted average)	3.90%	4.48%
Pay variable rate (weighted average)	2.28%	3.98%
Estimated fair value	$40,617	$9,614

At September 30, 2020, the Company had one risk participation agreement with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At September 30, 2020, the notional amount of the risk participation agreement sold was $62.8 million with a credit valuation adjustment of $199 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing interest rate swap agreement as of September 30, 2020 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt. The swap was entered into during the second quarter of 2020 and was determined to be fully effective during the period presented. The aggregate fair value of the swap is recorded in derivative liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedge to remain fully effective during the remaining term of the swap. For the three and nine months ended September 30, 2020, the Company reclassified $(21) thousand and $118 thousand from accumulated other comprehensive income to interest expense, respectively. There were no reclassifications from accumulated comprehensive income to interest expense during three and nine months ended September 30, 2019.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge (included in other liabilities)
Notional amount	$100,000	$—
Weighted average remaining term (years)	4.5	—
Received variable rate (weighted average)	0.40%	—%
Pay fixed rate (weighted average)	0.49%	—%
Estimated fair value	$(796)	$—
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2020, the Company had approximately $31.7 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2019, the Company had approximately $10.5 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of September 30, 2020		As of December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$31,689	$757	$10,540	$84
Forward sale contracts related to mortgage banking	$—	$—	$4,532	$11

Liabilities:
Interest rate lock commitments	$—	$—	$—	$—
Forward sale contracts related to mortgage banking	$31,689	$(445)	$6,008	$(16)

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
Commitments at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$2,184,404	$1,864,947
Standby letters of credit	118,509	113,720
Other letters of credit	32,228	37,627
Commitments to fund investments in affordable housing partnerships	16,975	28,481
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $1.4 million at September 30, 2020 and $440 thousand at December 31, 2019. It is reasonably possible that the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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
Due to the recent COVID-19 pandemic, future expected economic performance has deteriorated substantially. In addition, U.S. equity markets experienced a significant decline since the first quarter of 2020. In line with these trends, the Company’s stock price also experienced a large reduction during the nine months ended September 30, 2020 where it continued to trade below the Company’s tangible book value. These factors contributed to the Company performing an interim goodwill impairment analysis during the third quarter of 2020. The Company determined that a Step 1 goodwill impairment analysis was warranted as of September 30, 2020. The Company performed a Step 1 fair value assessment and determined that goodwill was not impaired as of September 30, 2020 as the fair value of the reporting unit exceeded the book value. As the Company operates as a single reporting unit, the fair value of the Company as a whole was estimated. Therefore, there was no impairment of goodwill recorded during the three and nine months ended September 30, 2020.
The carrying amount of the Company’s goodwill as of September 30, 2020 and December 31, 2019 was $464.5 million.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $531 thousand and $557 thousand for the three months ended September 30, 2020 and 2019, respectively. The amortization expense related to core deposit intangible assets totaled $1.6 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2020 and December 31, 2019:

			As of September 30, 2020		As of December 31, 2019
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Center Financial acquisition	7 years	$4,100	$(4,100)	$—	$(4,100)	$—
Pacific International Bank acquisition	7 years	604	(603)	1	(602)	2
Foster Bankshares acquisition	10 years	2,763	(2,272)	491	(2,120)	643
Wilshire Bancorp acquisition	10 years	18,138	(8,391)	9,747	(6,950)	11,188
Total		$25,605	$(15,366)	$10,239	$(13,772)	$11,833

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of September 30, 2020 and December 31, 2019, the Company did not have a valuation allowance on it servicing assets.

The changes in servicing assets for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$14,164	$19,997	$16,417	$23,132
Additions through originations of servicing assets	1,190	437	2,326	1,383
Amortization	(1,636)	(2,569)	(5,025)	(6,650)
Balance at end of period	$13,718	$17,865	$13,718	$17,865

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.28 billion as of September 30, 2020 and $1.35 billion as of December 31, 2019.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at September 30, 2020 and December 31, 2019 are presented below.

	September 30, 2020	December 31, 2019
SBA Servicing Assets:
Weighted-average discount rate	10.21%	9.19%
Constant prepayment rate	14.56%	14.17%
Mortgage Servicing Assets:
Weighted-average discount rate	8.38%	9.25%
Constant prepayment rate	8.55%	9.57%

14.    Income Taxes
For the three months ended September 30, 2020, the Company had an income tax provision totaling $9.3 million on pretax income of $39.7 million, representing an effective tax rate of 23.28%, compared with an income tax provision of $14.6 million on pretax income of $57.2 million, representing an effective tax rate of 25.48% for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the Company had an income tax provision totaling $25.5 million on pretax income of $108.7 million, representing an effective tax rate of 23.45%, compared with an income tax provision of $43.3 million on pretax income of $171.3 million, representing an effective tax rate of 25.26% for the nine months ended September 30, 2019. The reduction in effective tax rate for the three and nine months ended September 30, 2020 compared to periods 2019 was primarily due to affordable housing partnership investment tax credits benefit having a larger effect on lower annual projected pre-tax book income.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $68 thousand at September 30, 2020 and $141 thousand at December 31, 2019, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $17 thousand and $34 thousand, for accrued interest (no portion was related to penalties) at September 30, 2020 and December 31, 2019, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $68 thousand in the next twelve months due to a settlement with the state tax authorities.
The statute of limitations for the assessment of income taxes related to the consolidated federal income tax return is closed for all tax years up to and including 2015. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. During 2020, New York State Department of Taxation and Finance concluded the 2016, 2017, and 2018 examination and State of Ohio Department of Taxation concluded the examination for 2015, 2016, 2017, 2018, and 2019 tax years with no material adjustments. The Company is currently under examination by the New York City Department of Finance for the 2016, 2017, and 2018 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2020.

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

Other Derivatives

Other derivatives consist of interest rate swaps designated as cash flow hedges and risk participation agreements. The fair values of these other derivative financial instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates and, when appropriate, the current credit worthiness of the counterparties. Interest rate swaps designated as cash flow hedges are classified within Level 2. Credit derivatives such as risk participation agreements are valued based on credit worthiness of the underlying borrower which is a significant unobservable input and therefore is classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$793,596	$—	$793,596	$—
Mortgage-backed securities:
Residential	676,739	—	676,739	—
Commercial	500,724	—	500,724	—
Corporate securities	3,888	—	3,888	—
Municipal securities	86,044	—	84,996	1,048
Equity investments with readily determinable fair value	22,665	22,665	—	—
Interest rate swaps	40,617	—	40,617	—
Mortgage banking derivatives	757	—	757	—

Liabilities:
Interest rate swaps	40,617	—	40,617	—
Mortgage banking derivatives	445	—	445	—
Other derivatives	995	—	796	199

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Level 1, 2, and 3 during the three and nine months ended September 30, 2020 and 2019.
The table below presents a reconciliation and income statement classification of gains (losses) for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Beginning Balance	$1,066	$1,087	$1,076	$1,059
Change in fair value included in other comprehensive income (loss)	(18)	21	(28)	49
Ending Balance	$1,048	$1,108	$1,048	$1,108

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
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$33,012	$—	$—	$33,012
Commercial business	9,876	—	—	9,876
Consumer	11	—	—	11
OREO	17,549	—	—	17,549

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$9,519	$—	$—	$9,519
Commercial business	8,942	—	—	8,942
OREO	19,086	—	—	19,086

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(5,951)	$(891)	$(8,108)	$682
Commercial business	(2,902)	1,630	(5,470)	(2,270)
Consumer	—	(276)	—	(904)
Loans held for sale, net	—	(599)	—	(599)
OREO	(1,682)	1,277	(4,118)	1,112

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$629,133	$629,133	Level 1
Interest bearing deposits in other financial institutions	30,345	30,391	Level 2
Equity investments without readily determinable fair values	27,045	27,045	Level 2
Loans held for sale	9,170	9,420	Level 2
Loans receivable—net	12,940,376	12,958,185	Level 3
Accrued interest receivable	57,989	57,989	Level 2/3
Servicing assets, net	13,718	16,461	Level 3
Customers’ liabilities on acceptances	880	880	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,488,529	$4,488,529	Level 2
Saving and other interest bearing demand deposits	5,072,836	5,072,836	Level 2
Time deposits	4,446,991	4,460,696	Level 2
FHLB advances	200,000	204,938	Level 2
Convertible notes, net	203,270	181,613	Level 1
Subordinated debentures	103,889	93,804	Level 2
Accrued interest payable	21,991	21,991	Level 2
Acceptances outstanding	880	880	Level 2

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$698,567	$698,567	Level 1
Interest bearing deposits in other financial institutions	29,162	29,235	Level 2
Equity investments without readily determinable fair values	26,967	26,967	Level 2
Loans held for sale	54,271	56,011	Level 2
Loans receivable—net	12,181,863	12,143,727	Level 3
Accrued interest receivable	30,772	30,772	Level 2/3
Servicing assets, net	16,417	18,966	Level 3
Customers’ liabilities on acceptances	1,117	1,117	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,108,687	$3,108,687	Level 2
Saving and other interest bearing demand deposits	4,259,707	4,259,707	Level 2
Time deposits	5,158,970	5,182,405	Level 2
FHLB advances	625,000	628,903	Level 2
Convertible notes, net	199,458	206,210	Level 1
Subordinated debentures	103,035	114,690	Level 2
Accrued interest payable	33,810	33,810	Level 2
Acceptances outstanding	1,117	1,117	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at September 30, 2020 was $2.04 billion, compared to $2.04 billion at December 31, 2019.
In March 2020, the Company completed the $50.0 million repurchase plan though the repurchase of 2,716,034 shares of common stock totaling $36.2 million. There were no shares repurchased during the three months ended September 30, 2020. As of September 30, 2020, the Company had repurchased a total of 12,661,581 shares of its common stock totaling $200.0 million as part of all previous repurchase programs that were authorized by the Company’s Board of Directors.
The Company paid dividends of $0.14 per common share for both the third quarter of 2020 and 2019. For both the nine months ended September 30, 2020 and 2019, the Company paid dividends of $0.42 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended,		Nine Months Ended,
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Dollars in thousands)
Balance at beginning of period	$38,149	$7,423	$9,149	$(32,705)

Unrealized gain on securities available for sale	(303)	14,160	41,820	71,349
Unrealized loss on interest rate swaps used for cash flow hedge	54	—	(796)	—
Reclassification adjustments for net gains realize in net income	(7,510)	(153)	(7,649)	(282)
Tax effect	2,292	(4,157)	(9,842)	(21,089)
Total other comprehensive income (loss)	$(5,467)	$9,850	$23,533	$49,978
Balance at end of period	$32,682	$17,273	$32,682	$17,273

Reclassifications for net gains realized in net income for the three and nine months ended September 30, 2020 relate to net gains from the sale of investment securities and gains on interest rate swaps used for cash flow hedges. Gains on interest rate swaps are recorded in noninterest income under other income and fee in the Consolidated Statements of Income. Reclassifications for net gains realized in net income for the three and nine months ended September 30, 2019 relate to investment securities sold and is recorded in net gains on sales of securities available for sale in the Consolidated Statements of Income.
For the three and nine months ended September 30, 2020 and 2019, the Company recorded reclassification adjustments of $7.5 million and $7.6 million, respectively, from other comprehensive income to net gains on sales of securities available for sale and gains and losses from cash flow hedge relationships. For the three and nine months ended September 30, 2019, the Company recorded reclassification adjustments of $153 thousand and $282 thousand, respectively, from other comprehensive income to net gains on sales of securities available for sale.

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
Under the 2019 Plan, 2,933,222 shares were available for future grants as of September 30, 2020.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2020	935,211	$15.34
Granted	—	—
Exercised	—	—
Expired	(21,495)	16.13
Forfeited	(4,000)	17.18
Outstanding - September 30, 2020	909,716	$15.32	4.73	$267
Options exercisable - September 30, 2020	867,716	$15.23	4.67	$267

The following is a summary of the Company’s restricted stock and performance unit activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2020	1,035,744	$14.08
Granted	1,160,202	9.16
Vested	(341,740)	14.97
Forfeited	(121,391)	12.05
Outstanding (unvested) - September 30, 2020	1,732,815	$10.75

The total fair value of restricted stock and performance units vested for the nine months ended September 30, 2020 and 2019 was $3.3 million and $1.6 million, respectively.

In 2017, the Company adopted the Hope Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. The compensation expense for the ESPP during the three months ended September 30, 2020 and 2019 was $108 thousand and $57 thousand, respectively. The compensation expense for the ESPP during the nine months ended September 30, 2020 and 2019 was $205 thousand and $182 thousand, respectively.
The total amounts charged against income related to stock-based payment arrangements, including the ESPP, were $2.2 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, $6.0 million and $3.9 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $507 thousand and $400 thousand for the three months ended September 30, 2020 and 2019, respectively. The income tax benefit recognized for the nine months ended September 30, 2020 and 2019, was approximately $1.4 million and $984 thousand, respectively.
At September 30, 2020, the unrecognized compensation expense related to non-vested stock option grants was $125 thousand and is expected to be recognized over a weighted average vesting period of 0.92 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $10.7 million and is expected to be recognized over a weighted average vesting period of 1.75 years.

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
•The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. As of September 30, 2020, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
With the adoption of the CECL standard on January 1, 2020, the Company recorded a Day 1 adjustment, net of taxes to retained earnings totaling $18.8 million. In accordance with the revised regulatory CECL transition guidance, the Company has elected to defer the impact of the adoption of CECL for two years, at which time the impact will be phased-in over a three year period.
As of September 30, 2020 and December 31, 2019, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,554,838	11.36%	$616,132	4.50%	$958,428	7.00%	N/A	N/A
Bank	$1,835,738	13.41%	$616,072	4.50%	$958,334	7.00%	$889,882	6.50%
Total capital (to risk-weighted assets):
Company	$1,806,112	13.19%	$1,095,346	8.00%	$1,437,641	10.50%	N/A	N/A
Bank	$1,987,025	14.51%	$1,095,239	8.00%	$1,437,501	10.50%	$1,369,049	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,654,826	12.09%	$821,509	6.00%	$1,163,805	8.50%	N/A	N/A
Bank	$1,835,738	13.41%	$821,429	6.00%	$1,163,692	8.50%	$1,095,239	8.00%
Tier 1 capital (to average assets):
Company	$1,654,826	10.02%	$660,470	4.00%	N/A	N/A	N/A	N/A
Bank	$1,835,738	11.12%	$660,464	4.00%	N/A	N/A	$825,580	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,553,697	11.76%	$594,373	4.50%	$924,581	7.00%	N/A	N/A
Bank	$1,811,862	13.72%	$594,320	4.50%	$924,498	7.00%	$858,462	6.50%
Total capital (to risk-weighted assets):
Company	$1,747,611	13.23%	$1,056,664	8.00%	$1,386,871	10.50%	N/A	N/A
Bank	$1,906,642	14.44%	$1,056,569	8.00%	$1,386,747	10.50%	$1,320,711	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,652,831	12.51%	$792,498	6.00%	$1,122,705	8.50%	N/A	N/A
Bank	$1,811,862	13.72%	$792,427	6.00%	$1,122,605	8.50%	$1,056,569	8.00%
Tier 1 capital (to average assets):
Company	$1,652,831	11.22%	$589,367	4.00%	N/A	N/A	N/A	N/A
Bank	$1,811,862	12.29%	$589,604	4.00%	N/A	N/A	$737,005	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$303	$395	$1,001	$1,224
Customer analysis charges	1,693	2,194	5,074	5,788
NSF charges	608	1,887	2,824	5,754
Other service charges	110	195	484	605
Total noninterest bearing deposit account income	2,714	4,671	9,383	13,371

Interest bearing deposit account income:
Monthly service charges	22	19	69	52

Total service fees on deposit accounts	$2,736	$4,690	$9,452	$13,423

Wire transfer fee income:
Wire transfer fees	$812	$963	$2,383	$3,063
Foreign exchange fees	80	95	327	395
Total wire transfer fees	$892	$1,058	$2,710	$3,458

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. For the three and nine months ended September 30, 2020, the Company recognized net losses on sales of OREO in the amounts of $27 thousand and $108 thousand, respectively. For the three and nine months ended September 30, 2019, the Company recognized net losses on sales of OREO in the amounts of $1 thousand and $14 thousand, respectively.

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

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic. The COVID-19 pandemic has had a material and adverse impact on our business, financial condition, and results of operations and any further impact will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, the economic implications of the same, and the actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has substantially and negatively impacted the United States economy, disrupted global supply chains, considerably lowered equity market valuations, created significant volatility and disruption in financial markets, and materially increased unemployment levels. In addition, the pandemic has resulted in permanent and temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. Although some states and business have reopened, a recent wave of COVID-19 cases will likely result in further shutdowns and closures. As a result, the demand for our products and services has been and likely will continue to be significantly adversely impacted, which would continue to materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses, particularly as more and more businesses are closed. Similarly, because of changing economic and market conditions, we may be required to recognize impairments on goodwill or impairment on other financial instruments we hold. Our business operations may also be further disrupted if significant portions of our workforce are unable to work effectively, because of challenges arising from circumstances related to working from home, illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have previously temporarily closed certain of our branches. In accordance with both federal and state moratoriums, we have suspended residential and commercial foreclosures, evictions, and involuntary automobile repossessions, and are offering payment deferrals and other expanded assistance for credit card, mortgage and small business lending customers. Future governmental actions may require these and other types of customer-related responses. In addition, we may take capital actions in response to the COVID-19 pandemic. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, the economic implications of the same, and actions taken by governmental authorities and other third parties in response to the pandemic.

On March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the global pandemic. The CARES Act provided approximately $2.2 trillion in emergency economic relief funds, expanded SBA lending through the Paycheck Protection Program (“PPP”), and provided temporary relief of certain modifications from TDR classification. We have been actively assisting our customers in availing themselves of certain provisions of the CARES Act by providing loan modifications to borrowers consisting of mostly initial payment deferrals. In addition, we funded $480.1 million in SBA PPP loans in the second quarter of 2020 (see “COVID-19 Related Loan Modifications” in the Financial Conditions section of the MD&A for more information).
At September 30, 2020, all of our regulatory capital ratios for Hope Bancorp and the Bank were in excess of the minimum requirements set by our regulators. While we currently believe that we have sufficient excess capital and liquidity to withstand the economic impact of the COVID-19 pandemic, further economic deterioration or an extended recession could adversely impact our capital and liquidity positions.

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
•We implemented social distancing procedures limiting the number of customers in a branch at a given time; requiring the use of face masks and hand sanitizers by all customers entering a branch, and added aisle lines to help guide customers in maintaining a minimum of 6 feet of separation;
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
•In line with social distancing guidelines, certain employee workstations have been temporarily modified to allow for a minimum separation of approximately six feet between each employee;
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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$145,220	$172,417	$457,149	$519,013
Interest expense	27,583	56,159	110,407	165,926
Net interest income	117,637	116,258	346,742	353,087
Provision for credit losses	22,000	2,100	67,500	6,300
Net interest income after provision for credit losses	95,637	114,158	279,242	346,787
Noninterest income	17,513	12,995	42,017	36,704
Noninterest expense	73,406	69,995	212,576	212,199
Income before income tax provision	39,744	57,158	108,683	171,292
Income tax provision	9,254	14,566	25,487	43,261
Net income	$30,490	$42,592	$83,196	$128,031
Per Share Data:
Earnings per common share - basic	$0.25	$0.34	$0.67	$1.01
Earnings per common share - diluted	$0.25	$0.34	$0.67	$1.01
Book value per common share (period end)	$16.55	$16.03	$16.55	$16.03
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42
Tangible book value per common share (period end) (1)	$12.70	$12.27	$12.70	$12.27
Number of common shares outstanding (period end)	123,260,760	126,697,925	123,260,760	126,697,925
Weighted average shares - basic	123,251,336	126,685,921	123,581,055	126,661,798
Weighted average shares - diluted	123,536,765	127,007,469	123,895,084	126,895,970
Tangible common equity to tangible assets (1)	9.63%	10.43%	9.63%	10.43%

Average Balance Sheet Data:
Assets	$17,020,795	$15,154,661	$16,411,150	$15,209,668
Securities available for sale	2,010,907	1,798,239	1,825,046	1,810,068
Loans receivable and loans held for sale	12,728,558	11,911,658	12,581,703	11,985,936
Deposits	14,140,731	12,030,515	13,381,388	12,057,374
Stockholders’ equity	2,039,555	2,010,458	2,028,074	1,964,146

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Selected Performance Ratios:
Return on average assets (2)	0.72%	1.12%	0.68%	1.12%
Return on average stockholders’ equity (2)	5.98%	8.47%	5.47%	8.69%
Return on average tangible equity (1) (2)	7.80%	11.11%	7.14%	11.48%
Dividend payout ratio (dividends per share / diluted EPS)	56.73%	41.74%	62.55%	41.63%
Efficiency ratio (3)	54.31%	54.15%	54.68%	54.44%
Net interest spread	2.55%	2.59%	2.56%	2.68%
Net interest margin (4)	2.91%	3.25%	2.99%	3.31%

	At September 30,
	2020	2019
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$16,733,767	$15,379,878
Securities available for sale	2,060,991	1,772,322
Loans receivable	13,120,225	12,104,682
Deposits	14,008,356	12,234,750
FHLB advances	200,000	625,000
Convertible notes, net	203,270	198,211
Subordinated debentures	103,889	102,755
Stockholders’ equity	2,040,561	2,031,284

Regulatory Capital Ratios (5)
Leverage capital ratio	10.02%	11.18%
Common equity Tier 1 capital ratio	11.36%	11.89%
Tier 1 risk-based capital ratio	12.09%	12.65%
Total risk-based capital ratio	13.19%	13.38%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.37%	0.78%
Allowance for credit losses to nonaccrual loans	259.88%	222.28%
Allowance for credit losses to nonperforming loans (6)(7)	169.40%	121.37%
Allowance for credit losses to nonperforming assets (8)	144.36%	97.06%
Nonaccrual loans to loans receivable	0.53%	0.35%
Nonperforming loans to loans receivable (6)(7)	0.81%	0.64%
Nonperforming assets to loans receivable and OREO (8)	0.95%	0.80%
Nonperforming assets to total assets (8)	0.74%	0.63%

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
(7) Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans (excludes PCI loans at September 30, 2019).
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

	At September 30,
	2020	2019
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,040,561	$2,031,284
Less: Goodwill and core deposit intangible assets, net	(474,689)	(476,840)
Tangible common equity	$1,565,872	$1,554,444

Total assets	$16,733,767	$15,379,878
Less: Goodwill and core deposit intangible assets, net	(474,689)	(476,840)
Tangible Assets	$16,259,078	$14,903,038

Common shares outstanding	123,260,760	126,697,925

Tangible book value per common share	$12.70	$12.27
Tangible common equity to tangible assets	9.63%	10.43%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$30,490	$42,592	$83,196	$128,031

Average stockholders’ equity	$2,039,555	$2,010,458	$2,028,074	$1,964,146
Less: Average goodwill and core deposit intangible assets, net	(475,010)	(477,159)	(475,530)	(477,730)
Average tangible equity	$1,564,545	$1,533,299	$1,552,544	$1,486,416

Return on average tangible equity (annualized)	7.80%	11.11%	7.14%	11.48%

Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period.

Results of Operations
Overview
Net income for the third quarter of 2020 was $30.5 million, or $0.25 per diluted common share, compared to $42.6 million, or $0.34 per diluted common share, for the same period of 2019, which was a decrease of $12.1 million, or 28.4%. The decrease in net income was due to an increase in the provision for credit losses to reflect the decline in the economy as a result of the COVID-19 pandemic. Net interest income before provision for credit losses increased by $1.4 million for the third quarter of 2020 to $117.6 million compared to $116.3 million for the third quarter of 2019.
Net income for the nine months ended September 30, 2020 was $83.2 million, or $0.67 per diluted common share, compared to $128.0 million, or $1.01 per diluted share, for the same period of 2019, which was a decrease of $44.8 million, or 35.0%. The decrease in net income was due to an increase in provision for credit losses to reflect the decline in the economy as result of the COVID-19 pandemic. Net interest income before provision for credit losses decreased by $6.3 million for the nine months ended September 30, 2020 to $346.7 million compared to $353.1 million for the nine months ended September 30, 2019.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that were included in net income for the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$747	$2,046	$2,464	$6,011
Accretion of discounts on PCD (formerly PCI) loans	4,584	5,234	17,079	17,916
Amortization of premiums on purchased investments in affordable housing partnerships	(71)	(75)	(212)	(227)
Amortization of premiums on assumed FHLB advances	—	—	—	1,280
Accretion of discounts on assumed subordinated debt	(287)	(278)	(854)	(826)
Amortization of core deposit intangibles	(531)	(557)	(1,594)	(1,671)
Total	$4,442	$6,370	$16,883	$22,483

The annualized return on average assets was 0.72% for the third quarter of 2020 compared to 1.12% for the same period of 2019. The annualized return on average stockholders’ equity was 5.98% for the third quarter of 2020 compared to 8.47% for the same period of 2019. The efficiency ratio was 54.31% for the third quarter of 2020 compared to 54.15% for the same period of 2019.
The annualized return on average assets was 0.68% for the nine months ended September 30, 2020 compared to 1.12% for the same period of 2019. The annualized return on average stockholders’ equity was 5.47% for the nine months ended September 30, 2020 compared to 8.69% for the same period of 2019. The efficiency ratio was 54.68% for the nine months ended September 30, 2020 compared to 54.44% for the same period of 2019.
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
Comparison of Three Months Ended September 30, 2020 with the Three Months Ended September 30, 2019
Net interest income before provision for credit losses was $117.6 million for the third quarter of 2020 compared to $116.3 million for the same period of 2019, an increase of $1.4 million, or 1.2%. The increase in net interest income was due to the reduction in interest expense for the third quarter of 2020 compared to the third quarter of 2019 offset partly by a decrease in interest income.

Interest income for the third quarter of 2020 was $145.2 million, a decrease of $27.2 million, or 15.8%, compared to $172.4 million for the same period of 2019. The decrease in interest income was primarily attributable to the decline in interest rates, which impacted our variable rate loans and the interest rates on new loan originations. The FOMC reduced the federal funds target rate by 25 basis points each in July, September, and October 2019. As a result of the COVID-19 pandemic and its impact to the U.S. economy, the FOMC lowered the target federal funds rate by a total of 1.50% in March 2020 to 0.00%-0.25%. The reduction in interest rates in March 2020, had a large impact on our loan yields and interest income as our variable rate loans repriced to lower interest rates and new loans were originated at lower rates.
Interest expense for the third quarter of 2020 was $27.6 million, a decrease of $28.6 million, or 50.9%, compared to $56.2 million for the same period of 2019. The decrease in interest expense was due to the overall decline in our cost of deposits from the repricing of time deposits to lower rates as well as a reduction in rates on money market and NOW accounts. We reduced our deposit rates in conjunction with the reduction in rates experienced in 2019 and 2020, to reduce our cost of deposits and to offset the decline in loan yields. We expect interest expense to continue to decline for the next few quarters as higher cost time deposits continue to renew to lower rates.
Comparison of Nine Months Ended September 30, 2020 with the Nine Months Ended September 30, 2019
Net interest income before provision for credit losses was $346.7 million for the nine months ended September 30, 2020 compared to $353.1 million for the same period of 2019, a decrease of $6.3 million, or 1.8%. The decrease in net interest income was due to the reduction in interest income on loan and investments securities for the nine months ended September 30, 2020 compared to the same period of 2019 offset partly by a decrease in interest expense.
Interest income for the nine months ended September 30, 2020 was $457.1 million, a decrease of $61.9 million, or 11.9%, compared to $519.0 million for the same period of 2019. The decrease in interest income was primarily attributable to the decline in interest rates, which impacted our variable rate loans and the interest rates on new loan originations.
Interest expense for the nine months ended September 30, 2020 was $110.4 million, a decrease of $55.5 million, or 33.5%, compared to $165.9 million for the same period of 2019. The decrease in interest expense was due to the repricing of time deposits to lower rates as well as a reduction in rates on money market and NOW accounts.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2020 was 2.91%, a decrease of 34 basis points from 3.25% for the same period of 2019. The net interest margin for the nine months ended September 30, 2020 was 2.99%, a decrease of 32 basis points from 3.31% for the same period of 2019. The decline in net interest margin for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was due to the decline in loan yields as a result of the decrease in interest rates during the twelve months ended September 30, 2020. Net interest margin for the periods in 2020 were also impacted by the large increase in interest bearing cash included in FHLB stock and other investments. Soon after the declaration of the COVID-19 pandemic, we increased our excess liquidity as a precautionary measure which also negatively impacted our net interest margin. Most of the excess liquidity was utilized during the third quarter of 2020 to payoff brokered deposits, FHLB borrowings, and to fund loans, but the bulk of the utilization occurred late in the quarter and will have a larger impact on net interest margin in the fourth quarter of 2020.
The weighted average yield on loans decreased to 4.20% for the third quarter of 2020 from 5.27% for the third quarter of 2019. The weighted average yield on loans decreased to 4.49% for the nine months ended September 30, 2020 from 5.30% for the nine months ended September 30, 2019. The decrease in loan yields for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was mostly due to the decrease in interest rates experienced in 2019 and 2020 and a decline in accretion income on acquired loans. The decrease in interest rates led to a decline in rates on our variable rate loans and for new loan originations, which resulted in an overall decline in loan yields. At September 30, 2020, variable interest rate loans made up approximately 38% of the loan portfolio and the remaining 62% of the loan portfolio consisted of loans with fixed interest rates. Fixed rate loans include hybrid loans that had fixed interest rates at the end of the period but will eventually change to a variable interest rate after a certain period of time. For the nine months ended September 30, 2020, the average weighted rate on new loan originations was 2.87% compared to 5.16% for the nine months ended September 30, 2019. The decline in the average weighted rate on new loan originations for the nine months ended September 30, 2020 was impacted by the originations of SBA PPP loans which all have an interest rate of 1.00%. Excluding SBA PPP loans, the average weighted rate on new loan originations for the nine months ended September 30, 2020 was 3.37%.

Discount accretion income on acquired loans was $5.3 million and $19.5 million, for the three and nine months ended September 30, 2020, respectively, compared to $7.3 million and $23.9 million, for the three and nine months ended September 30, 2019, respectively.
The weighted average yield on securities available for sale for the third quarter of 2020 was 1.95% compared to 2.51% for the same period of 2019. The weighted average yield on securities available for sale for the nine months ended September 30, 2020 was 2.22% compared to 2.63% for the same period of 2019. The change in weighted average yield on securities available for sale for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was due to the reduction in interest rates, which impacted our variable rate investments. The decline in yields was also due to fluctuations in the overall investment portfolio yield due to the purchase, sale, pay-downs, and calls/maturities of investment securities during the nine months ended September 30, 2020.
The weighted average yield on FHLB stock and other investments for the third quarter of 2020 was 0.28% compared to 2.41% for the same period of 2019. The weighted average yield on FHLB stock and other investments for the nine months ended September 30, 2020 was 0.50% compared to 2.55% for the same period of 2019. The decrease in weighted average yield on FHLB stock and other investments for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was due to the decline in interest rates experienced in 2019 and 2020. The decline in interest rates led to a decrease in interest earned on interest bearing cash balances at the Federal Reserve, which resulted in a decrease in yield on FHLB stock and other investments. The dividend rate on FHLB stock was also reduced to 5.00% for 2020 compared to a 7.00% dividend rate for 2019.
The weighted average cost of deposits for the third quarter of 2020 was 0.64%, a decrease of 98 basis points from 1.62% for the same period of 2019. The weighted average cost of deposits for the nine months ended September 30, 2020 was 0.93%, a decrease of 67 basis points from 1.60% for the same period of 2019. The decline in interest rates experienced in 2019 and 2020 resulted in a decrease in the weighted average cost of deposits for the three and nine months ended September 30, 2020 compared to the same periods of 2019. Management reduced rates on most of its deposit products during the second half of 2019 and several times in 2020 in light of the FOMC interest rate cuts and to offset some of the decline in loan yields.
The weighted average cost of FHLB advances for the third quarter of 2020 was 1.49%, a decrease of 46 basis points from 1.95% for the same period of 2019. The weighted average cost of FHLB advances for the nine months ended September 30, 2020 was 1.62%, a decrease of 8 basis points from 1.70% for the same period of 2019. The decrease in cost of FHLB advances for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was due to the overall decline in FHLB borrowing rates as a result of the decline in interest rates and the early payoff of $300.0 million in FHLB advances during the third quarter of 2020. During the third quarter of 2020, we prepaid $300.0 million in FHLB advances with an average weighted rate of 1.69%. These advances had maturities ranging from December 2020 to August 2022. We paid an early prepayment penalty of $3.6 million to payoff these advances, which was offset by gains from the sale of investment securities. Cost of FHLB advances for the nine months ended September 30, 2019 included $1.0 million in accelerated amortization of premiums for FHLB advances that were paid off during the period.
The carrying balance of our convertible notes is net of discount to be amortized and issuance costs to be capitalized. The weighted average cost of our convertible notes was 4.58% and 4.62% for the three and nine months ended September 30, 2020, respectively, compared to 4.60% and 4.66% for the three and nine months ended September 30, 2019, respectively. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. We currently plan to adopt the recently issued accounting update ASU 2020-06 on January 1, 2021. Once adopted, the cost of convertible notes is expected to be reduced as the discount amortization on our convertible notes is expected to be eliminated based on the new guidance. Therefore following adoption, the cost of convertible notes will be much closer to the coupon rate of 2.00%.
The weighted average cost of other borrowings (subordinated debentures) for the third quarter of 2020 was 3.99%, a decrease of 262 basis points from 6.61% for the same period of 2019. The weighted average cost of other borrowings for the nine months ended September 30, 2020 was 4.87%, a decrease of 204 basis points from 6.91% for the same period of 2019. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate. The decline in the three month LIBOR rate during the twelve months ended September 30, 2020 resulted in a decline in the weighted average cost of other borrowings.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$12,728,558	$134,430	4.20%	$11,911,658	$158,115	5.27%
Securities available for sale(3)	2,010,907	9,848	1.95%	1,798,239	11,373	2.51%
FHLB stock and other investments	1,342,641	942	0.28%	482,952	2,929	2.41%
Total interest earning assets	16,082,106	145,220	3.59%	14,192,849	172,417	4.82%
Total noninterest earning assets	938,689			961,812
Total assets	$17,020,795			$15,154,661

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$4,895,101	$6,546	0.53%	$3,450,749	$15,802	1.82%
Savings	302,882	907	1.19%	252,780	675	1.06%
Time deposits	4,703,640	15,418	1.30%	5,368,753	32,580	2.41%
Total interest bearing deposits	9,901,623	22,871	0.92%	9,072,282	49,057	2.15%
FHLB advances	353,587	1,323	1.49%	632,500	3,112	1.95%
Convertible notes, net	202,470	2,370	4.58%	197,410	2,322	4.60%
Other borrowings, net	99,819	1,019	3.99%	98,690	1,668	6.61%
Total interest bearing liabilities	10,557,499	27,583	1.04%	10,000,882	56,159	2.23%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	4,239,108			2,958,233
Other liabilities	184,633			185,088
Stockholders’ equity	2,039,555			2,010,458
Total liabilities and stockholders’ equity	$17,020,795			$15,154,661

Net interest income/net interest spread		$117,637	2.55%		$116,258	2.59%
Net interest margin			2.91%			3.25%
Cost of deposits			0.64%			1.62%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees
(2)Average balances of loans consist of loans receivable and loans held for sale
(3)Interest income and yields are not presented on a tax-equivalent basis

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$12,581,703	$422,850	4.49%	$11,985,936	$474,878	5.30%
Securities available for sale(3)	1,825,046	30,348	2.22%	1,810,068	35,558	2.63%
FHLB stock and other investments	1,060,699	3,951	0.50%	450,028	8,577	2.55%
Total interest earning assets	15,467,448	457,149	3.95%	14,246,032	519,013	4.87%
Total noninterest earning assets	943,702			963,636
Total assets	$16,411,150			$15,209,668

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$4,668,594	$28,988	0.83%	$3,197,313	$42,807	1.79%
Savings	287,060	2,578	1.20%	234,203	1,848	1.05%
Time deposits	4,852,286	61,869	1.70%	5,694,778	100,075	2.35%
Total interest bearing deposits	9,807,940	93,435	1.27%	9,126,294	144,730	2.12%
FHLB advances	513,376	6,208	1.62%	715,814	9,110	1.70%
Convertible notes, net	201,204	7,074	4.62%	196,217	6,930	4.66%
Other borrowings, net	99,536	3,690	4.87%	98,410	5,156	6.91%
Total interest bearing liabilities	10,622,056	110,407	1.39%	10,136,735	165,926	2.19%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,573,448			2,931,080
Other liabilities	187,572			177,707
Stockholders’ equity	2,028,074			1,964,146
Total liabilities and stockholders’ equity	$16,411,150			$15,209,668

Net interest income/net interest spread		$346,742	2.56%		$353,087	2.68%
Net interest margin			2.99%			3.31%
Cost of deposits			0.93%			1.60%
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

	Three Months Ended September 30, 2020 over September 30, 2019
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(23,685)	$(33,836)	$10,151
Securities available for sale	(1,525)	(2,752)	1,227
FHLB stock and other investments	(1,987)	(4,110)	2,123
Total interest income	$(27,197)	$(40,698)	$13,501
INTEREST EXPENSE:
Demand, interest bearing	$(9,256)	$(14,102)	$4,846
Savings	232	90	142
Time deposits	(17,162)	(13,510)	(3,652)
FHLB advances	(1,789)	(626)	(1,163)
Convertible notes, net	48	(11)	59
Other borrowings, net	(649)	(667)	18
Total interest expense	$(28,576)	$(28,826)	$250
NET INTEREST INCOME	$1,379	$(11,872)	$13,251

	Nine Months Ended September 30, 2020 over September 30, 2019
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(52,028)	$(74,876)	$22,848
Securities available for sale	(5,210)	(5,504)	294
FHLB stock and other investments	(4,626)	(10,396)	5,770
Total interest income	$(61,864)	$(90,776)	$28,912
INTEREST EXPENSE:
Demand, interest bearing	$(13,819)	$(28,669)	$14,850
Savings	730	276	454
Time deposits	(38,206)	(24,845)	(13,361)
FHLB advances	(2,902)	(441)	(2,461)
Convertible notes, net	144	(49)	193
Other borrowings, net	(1,466)	(1,523)	57
Total interest expense	$(55,519)	$(55,251)	$(268)
NET INTEREST INCOME	$(6,345)	$(35,525)	$29,180

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
The provision for credit losses for the third quarter of 2020 was $22.0 million, an increase of $19.9 million from $2.1 million for the same period last year. The provision for credit losses for the nine months ended September 30, 2020 was $67.5 million, an increase of $61.2 million from $6.3 million for the same period last year. The increase in provision for credit losses for periods in 2020 compared to periods in 2019 was due to the implementation of CECL which now estimates credit losses on the life of loans. In addition, due to the COVID-19 pandemic, we recorded additional reserves to reflect the economic decline that continues to impact the global economy, including additional risks associated with the large amount of loans that were modified as a result of the hardships experienced by borrowers due to the effects of the COVID-19 pandemic.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, swap fee income, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the third quarter of 2020 was $17.5 million compared to $13.0 million for the third quarter of 2019, an increase of $4.5 million, or 34.8%. Noninterest income for the nine months ended September 30, 2020 was $42.0 million compared to $36.7 million for the nine months ended September 30, 2019, an increase of $5.3 million, or 14.5%.
Noninterest income by category is summarized in the table below:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,736	$4,690	$(1,954)	(41.7)%
International service fees	987	1,193	(206)	(17.3)%
Loan servicing fees, net	772	189	583	308.5%
Wire transfer fees	892	1,058	(166)	(15.7)%
Swap fees	434	1,926	(1,492)	(77.5)%
Net gains on sales of other loans	2,853	804	2,049	254.9%
Net gains on sales of securities available for sale	7,531	153	7,378	4,822.2%
Other income and fees	1,308	2,982	(1,674)	(56.1)%
Total noninterest income	$17,513	$12,995	$4,518	34.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$9,452	$13,423	$(3,971)	(29.6)%
International service fees	2,443	3,146	(703)	(22.3)%
Loan servicing fees, net	2,243	1,656	587	35.4%
Wire transfer fees	2,710	3,458	(748)	(21.6)%
Swap fees	2,450	2,348	102	4.3%
Net gains on sales of other loans	6,386	2,611	3,775	144.6%
Net gains on sales of securities available for sale	7,531	282	7,249	2,570.6%
Other income and fees	8,802	9,780	(978)	(10.0)%
Total noninterest income	$42,017	$36,704	$5,313	14.5%

The increase in noninterest income for the third quarter of 2020 compared to the third quarter of 2019 was due to an increase in net gains on sales and calls of securities available for sale and net gains on sales of other loans offset partially by a decrease in service fees on deposit accounts and other income and fees. The increase in noninterest income for the nine months ended September 30, 2020 compared to the same period of the prior year was also due to an increase in net gains on sales and calls of securities available for sale and net gains on sales of other loans offset partially by a decrease in service fees on deposit accounts and other income and fees.
The decrease in service fees on deposit accounts for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was due to a decrease in non-sufficient funds fees collected on deposit accounts. As a result of the COVID-19 pandemic and the stay at home orders issued by many states, deposit activity for the three and nine months ended September 30, 2020 was greatly reduced compared to the three and nine months ended September 30, 2019. As a result, demand deposit account transactions and non-sufficient funds had significant declines during the nine months ended September 30, 2020.

International service fees declined for the three and nine months ended September 30, 2020 compared to the same periods of 2019 due to a decline in fees generated from trade finance loans. International service fees are earned from trade finance loans and as the balance of these loans have declined, the associated fee income earned has also declined. Trade finance loans declined to $106.6 million at September 30, 2020 from $161.0 million at September 30, 2019.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on most of the loans that we choose to sell. The increase in loan servicing fees, net for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was due to a reduction in payoffs of serviced loans. Payoffs of serviced loans were higher during the three and nine months ended September 30, 2019, which resulted in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
Wire transfer fees declined for the three and nine months ended September 30, 2020 compared to the same periods of 2019 due to the COVID-19 pandemic, which resulted in a significant decline in deposit related transactions, including wire transfers. Wire transactions increased during the third quarter of 2020 compared to the prior two quarters, but not yet to the level experienced in 2019.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. Due to the volatility in interest rates we have experienced in the past twelve months, the number of swap transactions increased during the first half of 2020 which resulted in an increase in swap fee income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. However, swap fee transactions declined for the three months ended September 30, 2020 which led to a decline in swap fee income compared to the three months ended September 30, 2019.
Net gains on sales of other loans represents net gains from the sale of residential mortgage loans. Residential mortgage loans sold during the third quarter of 2020 totaled $104.5 million compared to $30.9 million sold during the third quarter of 2019. Residential mortgage loans sold during the nine months ended September 30, 2020 totaled $245.8 million compared to $176.9 million for the nine months ended September 30, 2019. The increase in net gains on sales of other loans for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was due to an increase in loans sold for periods in 2020 compared to periods in 2019 in addition to discount accretion income recognized on residential mortgage loans sold during the nine months ended September 30, 2020. During the first quarter of 2020, we sold $38.9 million in residential mortgage loans previously classified as held for investment in a bulk sale transaction. Most of the loans sold were acquired loans with remaining discounts, which increased the gain on sale income recognized.
Net gains on sales of securities available for sale increased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 due to an increase in investment securities sold during the third quarter of 2020. During the third quarter of 2020, we sold investment securities with a total book value of $160.5 million for sale for a net gain of $7.5 million. There were no investments sold during the first half of 2020. This compares to investment securities with a total book value of $46.3 million and $115.3 million sold during the three and nine months ended September 30, 2019, respectively. During the third quarter of 2020, we prepaid $300.0 million in FHLB advances paying a penalty of $3.6 million. To offset the prepayment penalty paid, we sold a portion of our investment securities and recorded a net gain.
Other income and fees decreased for the three and nine months ended September 30, 2020 compared to the same periods of 2019 due largely to the decline in fair value of our interest rate lock commitments and equity investments as well a decline in various fees and incomes earned through normal operations. Other income and fees include income from bank owned life insurance, recoveries on acquired loans that were fully charged-off at acquisition, debit card/credit card fee income, fair value changes on our derivatives and equity investments, and other miscellaneous income.

Noninterest Expense
Noninterest expense for the third quarter of 2020 was $73.4 million, an increase of $3.4 million, or 4.9%, from $70.0 million for the same period of 2019. Noninterest expense for the nine months ended September 30, 2020 was $212.6 million, an increase of $377 thousand, or 0.2%, from $212.2 million for the nine months ended September 30, 2019.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$40,659	$41,607	$(948)	(2.3)%
Occupancy	7,264	7,703	(439)	(5.7)%
Furniture and equipment	4,513	3,851	662	17.2%
Advertising and marketing	1,601	2,377	(776)	(32.6)%
Data processing and communications	2,204	2,821	(617)	(21.9)%
Professional fees	1,513	5,241	(3,728)	(71.1)%
Investments in affordable housing partnership expenses	3,876	2,334	1,542	66.1%
FDIC assessments	1,167	—	1,167	100.0%
Credit related expenses	1,793	1,031	762	73.9%
OREO (income) expense, net	1,770	(743)	2,513	N/A
FHLB prepayment fee	3,584	—	3,584	100.0%
Other	3,462	3,773	(311)	(8.2)%
Total noninterest expense	$73,406	$69,995	$3,411	4.9%

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$122,011	$121,333	$678	0.6%
Occupancy	21,717	23,219	(1,502)	(6.5)%
Furniture and equipment	13,426	11,323	2,103	18.6%
Advertising and marketing	4,589	6,684	(2,095)	(31.3)%
Data processing and communications	7,109	8,364	(1,255)	(15.0)%
Professional fees	6,323	16,580	(10,257)	(61.9)%
Investments in affordable housing partnership expenses	9,300	7,601	1,699	22.4%
FDIC assessments	4,378	3,110	1,268	40.8%
Credit related expenses	4,816	3,258	1,558	47.8%
OREO (income) expense, net	3,951	(812)	4,763	N/A
FHLB prepayment fee	3,584	—	3,584	100.0%
Other	11,372	11,539	(167)	(1.4)%
Total noninterest expense	$212,576	$212,199	$377	0.2%

Salaries and employee benefits expense decreased $948 thousand for the third quarter of 2020 compared to the same period in 2019 and increased $678 thousand for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in salaries and benefits for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to a decrease in group insurance costs, temporary personnel expenses, and bonus provision expenses offset partially by an increase in employee salaries. Salaries and benefits for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019 due to an increase in employee salaries offset partially by a decline in group insurance costs, temporary personnel expenses, and bonus provision expenses. For the three and nine months ended September 30, 2020, salaries and employee benefits also included deferred originations costs which was recorded from the origination of $480.1 million in SBA PPP loans during the second quarter of 2020. SBA PPP loan origination costs of $5.3 million was recorded during the second quarter of 2020 which initially reduced salaries and benefits and going forward is amortized through the life of the loans as a reduction to interest income. The number of full-time equivalent employees decreased from 1,439 at September 30, 2019 to 1,416 at September 30, 2020. During the third quarter of 2020, we implemented a 4% reduction in staff in light of the impact that COVID-19 is having on our operations. The staff reduction is expected to result in approximately $6.4 million in annual savings to salaries and employee benefits.
Occupancy expense declined $439 thousand for the third quarter of 2020 compared to the same period in 2019 and declined $1.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decline in occupancy expense for periods in 2020 compared to periods in 2019 was due to the decline in rent expenses and other occupancy related expenditures. Our Board of Directors recently approved a branch consolidation plan in which we plan to close six branch offices in early 2021. As a result, we expect to record approximately $3.1 million in restructuring costs during the fourth quarter of 2020 related to the early termination of lease contracts, severance payments, and other costs. The branch consolidation is estimated to result in approximately $2.6 million in annual cost savings starting in 2021.
Furniture and equipment expense increased $662 thousand for the third quarter of 2020 compared to the same period in 2019 and increased $2.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in these expenses reflect additional expenditures made for software subscriptions, licenses, and IT related equipment and services.
Advertising and marketing expense decreased $776 thousand for the third quarter of 2020 compared to the same period in 2019 and decreased $2.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decline in advertising and marketing expense reflects reductions in public sponsorship fees. Starting in 2020, we no longer sponsor the Ladies Professional Golf Association Founders Cup for which sponsorship fees were $1.5 million per year.
Data process and communications expense decreased $617 thousand for the third quarter of 2020 compared to the same period in 2019 and decreased $1.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decline in data processing and communications expenses for periods in 2020 compared to the periods in 2019 was due to an overall decline in core data processing fees as the number of loan and deposit transactions have declined.
Professional fees experienced a decrease of $3.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and decreased by $10.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in professional fees for periods in 2020 compared to periods in 2019 was due to decreases in fees related to the implementation of CECL, IT related professional fees, and internal audit service fees. With the expansion of our internal audit department, we were able to significantly reduce internal audit service fees in 2020 as much more of the work is now performed internally.
We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall tax provision rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and nine months ended September 30, 2020, total tax credits related to our investment in affordable housing partnership investment was approximately $2.6 million and $7.8 million, respectively. The balance of investments in affordable housing partnerships decreased from $84.3 million at September 30, 2019 to $73.3 million at September 30, 2020.
The FDIC assessment premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and selected financial measures. The increase in FDIC assessment fees for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was largely due to a $1.5 million small bank assessment credit that was received during the third quarter of 2019 which reduced FDIC assessment fees for periods in 2019. There were no recorded credits for 2020 which resulted in an increase in these fees.
Credit related expense increased $762 thousand for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased $1.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in credit related expense was due to an overall increase in expenses and fees related to the collection and servicing of loans. Provision for off balance sheet loan commitments are included in credit related expense. Provision for off balance sheet loan commitments for the three and nine months ended September 30, 2020 totaled $0 and $660 thousand, respectively, compared to a credit for off balance sheet loan commitments of $100 thousand for the three and nine months ended September 30, 2019.
OREO (income) expense, net experienced an increase of $2.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased $4.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increases in OREO (income) expense, net for periods in 2020 compared to periods in 2019 was due to an increase in OREO valuation allowance expenses.
Other noninterest expense for the three and nine months ended September 30, 2020 remained largely unchanged compared to expenses for the same periods of the prior year.
Provision for Income Taxes
Income tax provision expense was $9.3 million and $14.6 million for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rates were 23.28% and 25.48% for the three months ended September 30, 2020 and 2019, respectively. Income tax provision expense for the nine months ended September 30, 2020 and 2019 was $25.5 million and $43.3 million, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 23.45% and 25.26%, respectively. The Company reduced its projected annual pre-tax book income for 2020 taking into consideration the current and expected impact that the COVID-19 pandemic has had on the Company which increased the tax effect of the Company’s affordable housing partnership investment tax credits, reducing the overall tax rate for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.

Financial Condition
At September 30, 2020, our total assets were $16.73 billion, an increase of $1.07 billion, or 6.8%, from $15.67 billion at December 31, 2019. The increase in total assets was due to the increase in loans receivable and investment securities during the nine months ended September 30, 2020.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investment without readily determinable fair values. Equity investments at September 30, 2020 totaled $49.7 million, an increase of $620 thousand, or 1.3%, from $49.1 million at December 31, 2019.
At September 30, 2020, total equity investments with readily determinable fair values totaled $22.7 million consisting of mutual funds. Equity investments with readily determinable fair values at December 31, 2019 totaled $22.1 million also consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $27.0 million in equity investments without readily determinable fair values as of September 30, 2020 and December 31, 2019. At September 30, 2020, equity investments without readily determinable fair values included $25.7 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three or nine months ended September 30, 2020 and 2019.
Investment Securities Portfolio
At September 30, 2020, we had $2.06 billion in available for sale securities compared to $1.72 billion at December 31, 2019. The net unrealized gain on the available for sale securities at September 30, 2020 was $46.4 million compared to a net unrealized gain on securities of $12.1 million at December 31, 2019. The change in unrealized gain on investment securities from December 31, 2019 to September 30, 2020 was due to a decline in treasury rates.
During the nine months ended September 30, 2020, $867.7 million in investment securities were purchased and $388.6 million in investment securities were paid down. For the nine months ended September 30, 2020, $80 thousand and $160.5 million in investment securities were matured and sold, respectively.
We adopted ASU 2016-13 on January 1, 2020 and implemented the CECL methodology for our investment securities available for sale. At the time of adoption, we did not record a day 1 CECL adjustment on our investment securities available for sale as we determined that a credit impairment did not exist. Subsequently, we performed an analysis on our investment portfolio as of September 30, 2020 and found an allowance for credit losses was not required. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined have zero loss expectation. At September 30, 2020, we also had corporate security not issued by U.S. Government agencies or U.S. Government sponsored enterprises that was in an unrealized loss position. Based on our analysis of this investment, we concluded a credit loss did not exist due to the strength of the issuer, high bond ratings, and because we still expect full payment of principal and interest.
Investments in Affordable Housing Partnerships
At September 30, 2020, we had $73.3 million in investments in affordable housing partnerships compared to $82.6 million at December 31, 2019. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the nine months ended September 30, 2020. Commitments to fund investments in affordable housing partnerships totaled $17.0 million at September 30, 2020 compared to $28.5 million at December 31, 2019. The decline in commitments to fund investments in affordable housing partnerships during the nine months ended September 30, 2020 was due to cash contributions, which reduced the remaining commitment balances.

Loan Portfolio
At September 30, 2020, loans receivable totaled $13.12 billion, an increase of $844.2 million from $12.28 billion at December 31, 2019. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	September 30, 2020		December 31, 2019
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$54,585	—%	$52,558	—%
Commercial	8,347,358	64%	8,316,470	68%
Construction	311,593	3%	295,523	3%
Total real estate loans	8,713,536	67%	8,664,551	71%
Commercial business	3,700,020	28%	2,721,183	22%
Residential mortgage	659,876	5%	835,188	7%
Consumer and other	46,793	—%	55,085	—%
Total loans receivable, net of deferred costs and fees	13,120,225	100%	12,276,007	100%
Allowance for credit losses	(179,849)		(94,144)
Loans receivable, net of allowance for credit losses	$12,940,376		$12,181,863
Our total loans increased from December 31, 2019 to September 30, 2020 largely due to an increase in commercial business loans during the nine months ended September 30, 2020. Commercial business loans increased $978.8 million from December 31, 2019 to September 30, 2020 due to a combination of new loan originations, line of credit commitment draw-downs, and SBA PPP originations. Warehouse lines of credit, included in commercial business loans, increased $449.6 million from $378.9 million at December 31, 2019 to $828.5 million at September 30, 2020. During the second quarter of 2020, we originated $480.1 million in SBA PPP loans, which are categorized as commercial business loans. As of September 30, 2020, the balance of SBA PPP loans totaled $464.6 million. The increase in commercial business loans was partially offset by a decline in residential mortgage loans of $175.3 million due to sales, pay-downs, and payoffs.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$2,184,404	$1,864,947
Standby letters of credit	118,509	113,720
Other commercial letters of credit	32,228	37,627
Total	$2,335,141	$2,016,294

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $124.6 million at September 30, 2020 compared to $122.1 million at December 31, 2019. The ratio of nonperforming assets to loans receivable and OREO was 0.95% at September 30, 2020 and 0.99% at December 31, 2019.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans (1)	$69,205	$54,785
Loans 90 days or more days past due, still accruing	1,537	7,547
Accruing restructured loans	35,429	35,709
Total nonperforming loans	106,171	98,041
OREO	18,410	24,091
Total nonperforming assets	$124,581	$122,132

Nonperforming loans to loans receivable	0.81%	0.80%
Nonperforming assets to loans receivable and OREO	0.95%	0.99%
Nonperforming assets to total assets	0.74%	0.78%
Allowance for credit losses to nonperforming loans (2)	169.40%	96.03%
Allowance for credit losses to nonperforming assets (2)	144.36%	77.08%
__________________________________
(1)    Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $26.2 million as of September 30, 2020 and $28.1 million as of December 31, 2019. Nonaccrual loans at December 31, 2019 excludes PCI loans totaling $18.3 million.
(2)    Allowance for credit losses as of September 30, 2020 was calculated under the CECL methodology while allowance for loan losses as of December 31, 2019 was calculated under the incurred loss methodology.

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
The allowance for credit losses (“ACL”) was $179.8 million at September 30, 2020 compared to allowance for loan losses of $94.1 million at December 31, 2019. The ACL was 1.37% of loans receivable at September 30, 2020 and 0.77% of loans receivable at December 31, 2019. The ACL to loans receivable ratio does not include non-credit related discount on acquired loans. Total discount on acquired loans at September 30, 2020 and December 31, 2019 totaled $27.0 million and $45.9 million, respectively. ACL on individually evaluated loans increased to $6.9 million at September 30, 2020 from $3.4 million at December 31, 2019.

The following table reflects our allocation of the ACL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Credit Losses
	September 30, 2020		June 30, 2020		December 31, 2019
	Allowance for Credit Losses	Percent of Allowance to Loans Receivable	Allowance for Credit Losses	Percent of Allowance to Loans Receivable	Allowance for Loan Losses	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate – residential	$208	0.38%	$460	0.84%	$204	0.39%
Real estate – commercial	127,483	1.53%	114,668	1.37%	51,712	0.62%
Real estate – construction	1,933	0.62%	3,902	1.35%	1,677	0.57%
Commercial business	44,209	1.19%	35,493	1.04%	33,032	1.21%
Residential mortgage	4,699	0.71%	5,868	0.81%	5,925	0.71%
Consumer and other	1,317	2.81%	1,380	2.98%	1,594	2.89%
Total	$179,849	1.37%	$161,771	1.26%	$94,144	0.77%

ACL coverage ratio for commercial real estate and construction loans increased as of September 30, 2020 compared to December 31, 2019. The increase in ACL coverage ratio for these loan types was due to the adoption of CECL as we now estimate a lifetime of expected losses compared to losses at a point in time under the previous incurred model. The ACL as of September 30, 2020 also reflects an increase in estimated losses due to the effects of the COVID-19 pandemic and resulting risks associated with a deteriorated economy and an increase in COVID-19 related modifications. Residential real estate, commercial business, and consumer and other loans experienced a small decline in ACL coverage ratio from December 31, 2019 to September 30, 2020. The decline in the ACL coverage ratio for commercial business and consumer and other loans is due to the overall shorter life for these loans which resulted in less estimated losses under the CECL model. In addition, commercial business loans at September 30, 2020, includes $464.6 million in SBA PPP loans which have no associated ACL as the loans are fully guaranteed by the government. The ACL coverage ratio excluding SBA PPP loans at September 30, 2020 was 1.42%. Commercial business loans also include $828.5 million in warehouse lines of credit, which experienced an increase of 118.7% during the nine months ended September 30, 2020. Warehouse lines of credit have minimal ACL due to the low associated risk as the lines are fully secured by residential mortgage loans and the lines are usually paid off within 30 days.
The increase in ACL as of September 30, 2020 compared to June 30, 2020 reflects additional reserves to account for the continued impact of the COVID-19 pandemic and to account for the risk associated with the large amount of COVID-19 modifications. A significant portion of the increase in ACL during the three months ended September 30, 2020 was allocated to hotel/motel loans as these loans make up a significant portion of our commercial real estate loan portfolio. The hotel/motel industry has been hard hit by the pandemic and the recovery for this industry is expected to take longer than other industries impacted by COVID-19.

The following table shows the provisions for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$12,728,558	$11,911,658	$12,581,703	$11,985,936
Loans receivable	$13,120,225	$12,104,682	$13,120,225	$12,104,682

ALLOWANCE:
Balance, beginning of period	$161,771	$94,066	$94,144	$92,557
Less loan charge offs:
Real estate – commercial	(5,313)	(1,197)	(7,884)	(1,439)
Commercial business	(800)	(1,124)	(4,294)	(4,083)
Residential mortgage	—	—	—	(76)
Consumer and other	(237)	(281)	(1,033)	(834)
Total loan charge offs	(6,350)	(2,602)	(13,211)	(6,432)
Plus loan recoveries:
Real estate – commercial	159	246	351	1,943
Commercial business	2,251	528	4,830	838
Residential mortgage	—	—	—	—
Consumer and other	18	6	35	16
Total loans recoveries	2,428	780	5,216	2,797
Net loan charge offs	(3,922)	(1,822)	(7,995)	(3,635)
CECL day 1 adoption impact	—	—	26,200	—
Provision for credit losses	22,000	2,100	67,500	6,300
PCI allowance adjustment	—	(462)	—	(1,340)
Balance, end of period	$179,849	$93,882	$179,849	$93,882

Net loan charge offs to average loans, including loans held for sale*	0.12%	0.06%	0.08%	0.04%
Allowance for credit losses to loans receivable at end of period	1.37%	0.78%	1.37%	0.78%
Net loan charge offs to allowance for credit losses*	8.72%	7.76%	5.93%	5.16%
Net loan charge offs to provision for credit losses	17.83%	86.76%	11.84%	57.70%

__________________________________
*    Annualized
We believe the ACL as of September 30, 2020 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. If the effects of the COVID-19 pandemic are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts, which could have a material and adverse effect on our financial condition and results of operations.

COVID-19 Related Loan Modifications
During the first quarter of 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently many of those requests for modifications were granted during the second quarter of 2020. Many of these modifications had deferral periods that expired during the third quarter of 2020 and some of these loans were granted a second modification. As of June 30, 2020, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $3.12 billion, which represented approximately 24.2% of our total loan portfolio. As of September 30, 2020, COVID-19 related modifications totaled $1.15 billion or approximately 8.8% of our total loan portfolio, which represents a reduction of $1.97 billion compared to June 30, 2020.
To assist our customers during this difficult time, we provided various types of modifications to fit the needs of each borrower. Of the COVID-19 related modifications as of September 30, 2020, $502.0 million or 44% consisted of full payment deferrals, $372.7 million or 32% consisted of a hybrid of full payment deferral for a period followed by interest only payments, $261.9 million or 23% consisted of interest only payments, and the remaining modifications were either fixed payment or maturity extensions. The length of time for the modified loans ranged from 2 to 18 months, but most of the modifications had terms of either 3 months or 9 months (modification terms are not stated on a cumulative basis).
The following table presents total COVID-19 related modifications by loan type as of September 30, 2020:

	COVID-19 Modifications
	September 30, 2020
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$1,099	$54,585	2.0%	$29
Real estate – commercial
Retail	235,626	2,298,411	10.3%	4,818
Hotel & motel	474,383	1,628,237	29.1%	11,311
Gas station & car wash	5,972	820,782	0.7%	300
Mixed use	91,464	701,420	13.0%	2,191
Industrial & warehouse	70,953	1,019,473	7.0%	1,237
Other	93,977	1,879,035	5.0%	2,100
Real estate – construction	45,128	311,593	14.5%	1,236
Commercial business	30,927	3,700,020	0.8%	493
Residential mortgage	98,282	659,876	14.9%	1,670
Consumer and other	809	46,793	1.7%	23
Total	$1,148,620	$13,120,225	8.8%	$25,408

Approximately 41% of all of the COVID-19 related modifications were loans secured by hotel/motel and retail properties (includes some construction loans secured by hotel/motel and retail properties) as these industries were hard hit by the pandemic. Our hotel/motel loan portfolio consists mostly of limited services facilities, which were less impacted by the pandemic compared to destination hotel properties. Although occupancy trends have stabilized for many of our hotel/motel operators, approximately half of the hotel/motel borrowers that had a modification at June 30, 2020 required a second round of modifications as of September 30, 2020. The majority of our hotel/motel loans are secured with personal guarantees.
Modified loans secured by retail properties consist mostly of strip mall type properties anchored by grocery markets with tenants of these properties made up of largely service oriented businesses. Commercial real estate loans secured by retail properties represented approximately 21% of all COVID-19 modifications as of September 30, 2020. Many of these businesses are now operating again, although at a limited level due to a social distancing requirement as a result of the pandemic. As a result, only 30% of retail commercial real estate loans modified as of June 30, 2020 were modified at September 30, 2020.
In accordance with the CARES Act and interagency guidance, qualifying modifications provide banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. As of September 30, 2020, loans modified under Section 4013 of the CARES Act and interagency guidance were not included as TDRs unless the loans were previously classified as TDR prior to the modification.

At September 30, 2020, we had $53.5 million in accrued interest receivables on our loans compared to $26.2 million at December 31, 2019. A significant portion of the interest increase in accrued interest receivables on loans was due to loan deferral modifications related to COVID-19. Total accrued interest receivables related to loans modified due to COVID-19 totaled $25.4 million at September 30, 2020. We set aside a total $1.0 million in additional ACL for the accrued interest receivables that relate to COVID-19 loan deferrals. The ACL was recorded as part of our qualitative assessment and was calculated by applying the same loss rate on COVID-19 modified loans from our CECL calculation to the related accrued interest balances by loan type as of September 30, 2020.
OREO
At September 30, 2020, OREO, net totaled $18.4 million, a decrease of $5.7 million compared to $24.1 million at December 31, 2019. During the nine months ended September 30, 2020, one loan was transferred to OREO totaling $980 thousand and we sold seven OREO totaling $2.6 million. OREO valuation allowance for the three and nine months ended September 30, 2020 totaled $1.7 million and $3.8 million, respectively.
Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At September 30, 2020, deposits increased $1.48 billion, or 11.8%, to $14.01 billion from $12.53 billion at December 31, 2019. The increase in deposits was primarily due to an increase in demand deposit and money market and NOW account balances offset by a decline in time deposit balances. Demand deposits increased $1.38 billion during the nine months ended September 30, 2020 due to an increase in retail deposits.
At September 30, 2020, 32.1% of total deposits were noninterest bearing demand deposits, 31.7% were time deposits, and 36.2% were interest bearing demand and savings deposits. At December 31, 2019, 24.8% of total deposits were noninterest bearing demand deposits, 41.2% were time deposits, and 34.0% were interest bearing demand and savings deposits.
At September 30, 2020, we had $1.00 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.48 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2019. The California State Treasurer time deposits at September 30, 2020 had original maturities of three months, had a weighted average interest rate of 0.17%, and were collateralized with securities with a fair value of $360.9 million. Time deposits of more than $250 thousand at September 30, 2020 totaled $1.98 billion compared to $1.86 billion at December 31, 2019. We decreased our brokered deposit balances during the nine months ended September 30, 2020, particularly during the third quarter of 2020 where we utilized our excess liquidity to payoff a portion of our brokered deposits.
The following is a schedule of certificates of deposit maturities as of September 30, 2020:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,629,345	37%
Over three months through six months	1,049,941	23%
Over six months through nine months	1,032,832	23%
Over nine months through twelve months	655,194	15%
Over twelve months	79,679	2%
Total time deposits	$4,446,991	100%

FHLB Advances and Other Borrowings
We utilize FHLB advances as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At September 30, 2020, FHLB advances totaled $200.0 million and had an average weighted remaining maturity of 1.1 years compared to $625.0 million in FHLB advances with an average weighted remaining maturity of 1.2 years at December 31, 2019. During the third quarter of 2020, we utilized a portion of our excess liquidity to payoff $300.0 million in FHLB advances. These advances were paid off before maturity and resulted in a prepayment fee of $3.6 million.
We did not have federal funds purchased at September 30, 2020 and December 31, 2019.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $103.9 million at September 30, 2020 and $103.0 million at December 31, 2019. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at September 30, 2020 was $203.3 million, net of $14.2 million in discounts, which represents the conversion option discount and capitalized issuance costs. At December 31, 2019, the net carrying balance of convertible notes was $199.5 million, net of $18.0 million in discounts and issuance costs. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
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
We have an outstanding risk participation agreement which is a part of a syndicated loan transaction that we participated in as a means to earn additional fee income. Risk participation agreements are credit derivatives not designated as hedges in which we share in the risk related to the interest rate swap on participated loans. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities.
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
Total stockholders’ equity was $2.04 billion at September 30, 2020 compared to $2.04 billion at December 31, 2019. For the nine months ended September 30, 2020, shareholders’ equity was increased by $83.2 million from net income earned, $23.5 million from the increase in other comprehensive income, and $4.7 million due to stock compensation adjustments. These increases were offset by $36.2 million in share repurchases, $51.9 million in cash dividends paid, and a decrease of $18.8 million due to the Day 1 impact from the adoption of CECL, net of taxes. We elected to defer the $18.8 million Day 1 CECL impact to regulatory capital for two years in accordance with the revised regulatory CECL transition guidance.
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
At September 30, 2020, our common equity Tier 1 capital was $1.55 billion compared to $1.55 billion at December 31, 2019. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and includes our trust preferred securities, was $1.65 billion at September 30, 2020 and $1.65 billion at December 31, 2019. At September 30, 2020, the common equity Tier 1 capital ratio was 11.36%. The total capital to risk-weighted assets ratio was 13.19% and the Tier 1 capital to risk-weighted assets ratio was 12.09%. The Tier 1 leverage capital ratio at September 30, 2020 was 10.02%.
At September 30, 2020 and December 31, 2019, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below.

	As of September 30, 2020
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,554,838	11.36%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,806,112	13.19%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,654,826	12.09%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,654,826	10.02%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,835,738	13.41%	$889,882	6.50%	$945,856	6.91%
Total risk-based capital ratio (to risk-weighted assets)	$1,987,025	14.51%	$1,369,049	10.00%	$617,976	4.51%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,835,738	13.41%	$1,095,239	8.00%	$740,499	5.41%
Tier 1 capital to total assets (to average assets)	$1,835,738	11.12%	$825,580	5.00%	$1,010,158	6.12%

	As of December 31, 2019
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,553,697	11.76%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,747,611	13.23%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,652,831	12.51%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,652,831	11.22%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,811,862	13.72%	$858,462	6.50%	$953,400	7.22%
Total risk-based capital ratio (to risk-weighted assets)	$1,906,642	14.44%	$1,320,711	10.00%	$585,931	4.44%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,811,862	13.72%	$1,056,569	8.00%	$755,293	5.72%
Tier 1 capital to total assets (to average assets)	$1,811,862	12.29%	$737,005	5.00%	$1,074,857	7.29%

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
At September 30, 2020, our total borrowing capacity from the FHLB was $4.29 billion of which $4.05 billion was unused and available to borrow. At September 30, 2020, our total borrowing capacity from the FRB Discount Window was $631.5 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and equity investments were $2.26 billion at September 30, 2020 compared to $1.95 billion at December 31, 2019. Cash and cash equivalents were $629.1 million at September 30, 2020 compared to $698.6 million at December 31, 2019. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.
As a result of the recent COVID-19 pandemic, we are reviewing our liquidity position on a more frequent basis. The pandemic has not yet materially impacted our liquidity position. We have not experienced any meaningful deposit run off and our sources of funds remain fully available for use.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2020, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	September 30, 2020		December 31, 2019
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	8.31%	7.26%	1.57%	1.84%
+ 100 basis points	4.19%	4.45%	0.88%	(0.42)%
- 100 basis points	(0.79)%	(7.63)%	(1.10)%	(1.12)%
- 200 basis points	(0.81)%	(8.29)%	(2.68)%	(4.43)%

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $1.4 million at September 30, 2020. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.Risk Factors

For information regarding factors that could affect our business, results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2019, as well as the update of those risk factors by the addition of the risk factors discussed in Part II, Item 1A, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. In addition, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the addition of the risk factors discussed in Part II, Item 1A, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are updated by adding the following risk factor.
We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for credit losses.
We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations.

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

HOPE BANCORP, INC.

Date:	November 4, 2020	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	November 4, 2020	/s/ Alex Ko
Alex Ko
Executive Vice President and Chief Financial Officer