Form 10-K
period 2020-12-31
HOPE BANCORP INC
filed 2021-03-01
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, as reported on the NASDAQ Global Select Market, was approximately $1,088,002,311.
Number of shares outstanding of the registrant’s common stock as of February 19, 2021: 123,268,585
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Hope Bancorp, Inc.

Form 10-K
For the Year Ended December 31, 2020

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
We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as proxy and information statements in connection with our stockholders’ meetings. The SEC maintains a website that contains the reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the website is www.sec.gov. Our website address is www.bankofhope.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information and reports we file with the SEC and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

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
Through our current network of 58 branches and 11 loan production offices, we offer core business banking products for small and medium-sized businesses and individuals. We accept deposits and originate a variety of loans, including commercial business loans, real estate loans, trade finance loans, Small Business Administration (“SBA”) loans, auto loans, single-family mortgages, warehouse lines of credit, personal loans, and credit cards. We offer cash management services to our business customers, which include remote deposit capture, lock box, and ACH origination services. We offer comprehensive investment and wealth management services to high-net-worth clients. We also offer a mobile banking application for smart devices that extends access to banking services, such as mobile deposits and bill payment for our customers at all times. In an effort to better meet our customers’ needs, our mini-market branches generally offer hours from 9 a.m. to 6 p.m. Most of our branches offer 24-hour automated teller machines (“ATMs”). We also offer debit card services to all customers. In addition, most of our branches offer foreign exchanges services, safe deposit boxes, and other customary bank services. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
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
Our commercial business loan portfolio includes trade finance loans from our Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventory financing) of our borrowers. Our International Operations Department issues and advises on letters of credit for export and import businesses. Our underwriting procedure for this type of credit is the same as for commercial business loans. Our trade finance services include the issuance and negotiation of letters of credit, as well as the handling of documentary collections. On the export side, we provide advice and negotiation of commercial letters of credit and we transfer and issue back-to-back letters of credit. We also provide importers with trade finance lines of credit, which allows for the issuance of commercial letters of credit and the financing of documents received under such letters of credit, as well as documents received under documentary collections. Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit.
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
We provide commercial equipment lease financing through a relationship with a third-party leasing company. Equipment leasing loans are generally capital leases with maturities up to five years. In addition, we have a portfolio of syndicated loans in which we are one in a group of lenders that collectively provide credit to worthy borrowers.

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
Small Business Administration Loans
We extend loans partially guaranteed by the SBA. We primarily extend SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million and a maximum SBA guaranteed amount of $3.8 million.
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
In 2020, the government established the SBA Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to assist companies to continue paying workers and staff during the COVID-19 pandemic. Currently we have begun originating a second round of PPP loans starting the first quarter of 2021.
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

Investing Activities
The main objective of our investment strategy is to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs”), and federal funds sold. Our investments include equity investments and an available for sale investment portfolio which consists of government sponsored agency bonds, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), corporate securities, and municipal securities. For a detailed breakdown of our investments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”
Our securities are classified for accounting purposes as equity investment or investment available for sale. We do not maintain held to maturity or trading investment portfolios. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available for sale at the time of purchase.
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
We may also borrow from the Federal Reserve Bank. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 99% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge.
Long-Term Debt
At December 31, 2020, we had nine wholly-owned subsidiary grantor trusts (“Trusts”) that have issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures of Hope Bancorp (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures (which have maturity dates ranging from 2033 to 2037), or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a specified redemption price. We also have the right to defer interest on the Debentures for up to five years.

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
Economic Conditions, Government Policies and Legislation
Our profitability, like that of most depository institutions, depends, among other things, on interest rate differentials. In general, the difference between the interest expense on interest bearing liabilities, such as deposits, borrowings, and debt, and the interest income on our interest earning assets, such as loans we extend to our customers and securities held in our investment portfolio, as well as the level of noninterest bearing deposits, has a significant impact on our profitability. Interest rates are highly sensitive to many factors that are beyond our control, such as the economy, inflation, unemployment, consumer spending, and political changes and events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.
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

Supervision and Regulation
General
Hope Bancorp and the Bank are subject to extensive regulation and supervision under state and federal banking laws. This regulatory framework covers substantially all of the business activities of Hope Bancorp and the Bank. In the exercise of their regulatory and supervisory authority, the bank regulatory agencies have emphasized capital planning and stress testing, liquidity management, enterprise risk management, corporate governance, anti-money laundering compliance, information technology adequacy, cybersecurity preparedness, vendor management, and fair lending and other consumer compliance obligations. The federal and state regulatory systems are intended primarily for the protection of depositors, customers, the FDIC deposit insurance fund (the “DIF”) and the banking system as a whole, rather than for the protection of our stockholders or other investors.
The following summarizes certain laws and regulations that apply to Hope Bancorp and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.
Bank Holding Company Regulation
Hope Bancorp is a registered bank holding company. As a bank holding company under the Bank Holding Company Act, Hope Bancorp is subject to regulation, supervision and regular examination by the FRB and is required to file periodic reports of its operations with the FRB and other such reports as the FRB may require.
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
The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Protection and Innovation (the “DFPI”). DFPI approvals are also required for bank mergers and acquisitions.

Bank Regulation
The Bank is a California state-chartered bank whose deposit accounts are insured by the FDIC, up to applicable limits. As such, the Bank is subject to regulation, supervision and regular examination by the DFPI and the FDIC. In addition, while the Bank is not a member of the FRB, the Bank is subject to certain regulations of the FRB.
Federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, lending activities, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, dividends, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including FRB Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal stockholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Wall Street Reform and Consumer Protection Action (the “Dodd-Frank Act”) expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
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
Capital Adequacy Requirements
Hope Bancorp and the Bank are subject to similar regulatory capital requirements administered by its primary federal supervisory banking agencies. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the federal banking agencies have adopted capital rules based on the Basel III Accord (the “Basel III Capital Rules”). The Basel III Capital Rules became effective on January 1, 2015. The Basel III Capital Rules are risk-based, meaning that the levels of capital required vary based on the perceived degree of risk associated with a banking organization’s balance sheet assets, such as loans and investment securities, and those recorded as off-balance sheet items, such as commitments, letters of credit, and recourse arrangements. The risk classifications and, therefore, the required capital amounts may be subject to qualitative judgments by regulators about components, risk-weighting, and other factors.
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
Under the Basel III Capital Rules, the minimum capital ratios applicable to Hope Bancorp and the Bank are as follows:
•4.5% common equity Tier 1 to risk‑weighted assets;
•6.0% Tier 1 capital (that is, common equity Tier 1 plus additional Tier 1 capital) to risk‑weighted assets;
•8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and
•4.0% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”). (To be considered well-capitalized under the Prompt Corrective Action framework, the Bank must maintain a minimum Tier 1 leverage ratio of at least 5%.)
The Basel III Capital Rules include an additional “capital conservation buffer” of 2.5% of risk-weighted assets above the regulatory minimum capital ratios. If Hope Bancorp and the Bank do not maintain capital sufficient to satisfy the capital conservation buffer, we would face restrictions in our ability to pay dividends, repurchase shares, and pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the minimum ratios for a banking organization are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. Management believes that as of December 31, 2020, Hope Bancorp and the Bank met all requirements under the Basel III Capital Rules applicable to them on a fully phased-in basis, including the capital conservation buffer. At December 31, 2020, the ratios of each of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes and satisfied the capital conservation buffer requirement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•We are subject to periodic examination by the Consumer Finance Protection Bureau (“CFPB”) with respect to compliance with federal consumer laws. Although we were previously subject to regulations issued by the CFPB, the Bank’s primary federal regulatory, the FDIC, previously had responsibility for our consumer compliance examinations. See “Consumer Finance Protection Bureau.”
•We are subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions.
•We calculate our FDIC deposit assessment base using a performance score and a loss-severity score system described below in “Deposit Insurance.”
•We are subject to the “Volcker Rule,” which generally restricts us from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. While Hope Bancorp and the Bank had no investment positions or relationships at December 31, 2020 that were subject to the Volcker Rule, we may be subject to the compliance and recording keeping provisions of this rule.
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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting whistleblower incentives and protections.

Loans to One Borrower
Under California law, the Bank’s ability to make aggregate secured and unsecured loans to borrower is limited to 25% and 15%, respectively, of the Bank’s unimpaired capital and surplus. The Bank has established internal loan limits that are lower than the legal lending limits for a California bank.
Deposit Insurance
The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions, and safeguards the safety and soundness of the depository institutions. The FDIC insures our customer deposits through the DIF up to prescribed limits, currently $250 thousand per customer. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of the Bank’s deposit insurance would result in the revocation of the Bank’s charter by the DFPI.
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
If the FRB, the FDIC or the DFPI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Company’s or the Bank’s operations are unsatisfactory or that the Company or the Bank or management is violating or has violated any law or regulation, these agencies have the authority to:
•Require affirmative action to correct any conditions resulting from any violation or practice;
•Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude the Hope Bancorp or the Bank from being deemed well capitalized which, in the case of the Bank, would restrict its ability to accept certain brokered deposits, for example;
•Restrict Hope Bancorp’s or the Bank’s growth geographically, by products and services, or by mergers and acquisitions;
•Enter into or issue informal or formal enforcement actions, including required board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;
•Assess civil money penalties;
•Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and
•Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

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
The Bank is a legal entity that is separate and distinct from Hope Bancorp. Hope Bancorp depends the Bank’s payment of dividends as primary source of cash for use in Hope Bancorp’s operations, Hope Bancorp’s payment of dividends to stockholders and Hope Bancorp’s stock repurchases. The Bank’s ability to pay dividends to Hope Bancorp is subject to provisions of the California Financial Code that limit the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. The Bank’s ability to pay cash dividends to Hope Bancorp will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. If the Bank does not maintain an adequate capital conservation buffer under the Basel III Capital Rules, the Bank may face restrictions on its ability to pay dividends to Hope Bancorp.
Consumer Financial Protection Bureau
The Dodd-Frank Act created the CFPB as an independent entity within the FRB with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets continue to be examined for compliance by their primary federal banking agency. The Bank is subject to examination by the CFPB. The CFPB has the authority to bring formal and informal enforcement actions against the Bank similar to those that may be brought by the federal banking regulators discussed above.
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

Human Capital Resources
The Company’s goal is to attract, develop, retain and plan for succession of key talent and executives to achieve the Company’s strategic objectives.
The Company respects, values, and invites diversity in our team members, customers, suppliers, marketplace, and community. We seek to recognize the unique contribution each individual brings to our company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success. We provide professional development opportunities to team members and seeks to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, mentoring, and tuition fee reimburse to support job related higher education.1
We offer a comprehensive benefits program to our employees and design our compensation programs to attract, retain and motivate employees, as well as to align with Company performance.
As of December 31, 2020, we had 1,408 full-time equivalent employees compared to 1,441 full-time equivalent employees at December 31, 2019. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.
We are committed and focused on the health and safety of our team members, customers, and communities. The COVID-19 pandemic presented challenges to maintain team member and customer safety while continuing to be open for business. Accordingly, as part of the Pandemic Response Plan, a Pandemic Response Team and a Business Continuity Program Team were formed which closely monitor the COVID-19 situation, identifying issues and developing responses to reduce risks related to COVID-19 to our customers, employees, and communities. The teams manage our pandemic response, including providing access to recent safety standards from the Centers for Disease Control and Prevention, the World Health Organization, and other agencies as well as our workplace guidelines for non-customer and customer environments. In addition, current information is shared through regular emails and other digital communications with our team members and customers facing financial hardships due to COVID-19. Additional actions included adjusting our banking center hours, lobby usage, and encouraging team members to work remotely where possible during the pandemic. We continue to monitor our footprint for areas where there is a resurgence or regression of COVID-19 and adjust our banking center availability accordingly.
Our employees actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and Community Reinvestment. Our employees are committed to be good neighbors that foster growth for our customers and communities. As a community based bank, we are committed to being model corporate citizens and through our communities through various forms of investments, contributions, and volunteer work.
Some of the highlights we have taken to be a socially responsible company are:
•One out of two of the Bank’s branches are located in low-to-moderate income areas;
•Our employees had nearly 450 hours of CRA-reportable volunteer hours in 2020;
•We funded approximately $3.08 billion of loan in 2020;
•We had approximately $500.0 million of CRA-reportable small business lending in 2020;
•We had approximately $10.0 million of donations and sponsorships over the last 10 years; and
•We contributed approximately $2.2 million to the Hope Scholarship Foundation since its establishment in 2001.

1 See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Pandemic Response Plan.”

Item 1A.RISK FACTORS
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
Risks Related to our Business
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City, Chicago, Houston and Dallas, and Seattle metropolitan areas, New Jersey, Virginia, and Alabama. Adverse economic conditions in our market areas could potentially have a material adverse impact on the quality of our business. A renewed economic slowdown in the markets in which we operate currently and in the future may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•the level and duration of deposits may decline;
•demand for our products and services may decline; and
•collateral for loans may decline in value below the principal amount owed by the borrower.
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
Through the pandemic we have worked to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although government legislation and regulatory guidance provides that such loan modifications are exempt from the reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods.
The demand for our products and services has been and likely will continue to be significantly adversely impacted due to COVID-19, which would continue to materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses, particularly as more and more businesses are closed. Similarly, because of changing economic and market conditions, we may be required to recognize impairments on goodwill or impairment on other financial instruments we hold.
Inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations.
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2020, approximately 65% of our loan portfolio consisted of loans secured by various types of commercial real estate (exclude 1-4 family residential loans). A slowdown in the economy is often accompanied by declines in the value of real estate. The recent COVID-19 pandemic has resulted in renewed deterioration in the real estate market generally and in commercial real estate values in particular. Such developments may result in additional loan charge-offs and provisions for credit losses, which may have a material and adverse effect on our net income and capital levels.

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
Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.
As a result of the COVID-19 pandemic, many industries were hit hard with the hospitality sector being one of the hardest hit. Hotel/motel loans make up a large percentage of our loan portfolio at approximately 12% at December 31, 2020. As a result, our estimated allowance for credit losses experienced large increases in 2020 to reflect the current and projected impact of COVID-19 pandemic on our loan portfolio.
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
Our allowance for credit losses may not cover our actual loan losses. If our actual credit losses exceed the amount we have allocated for estimated current expected credit losses, our business will be adversely affected. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of business operations. We create allowances for estimated credit losses through provisions that are recorded as reductions in income in our accounting records. We base these allowances on estimates of the following:
•historical experience with our loans;
•evaluation of current economic conditions and other factors;
•reviews of the quality, mix and size of the overall loan portfolio;
•reviews of delinquencies; and
•the quality of the collateral underlying our loans.
If our allowance estimates are inadequate, we may incur losses, our financial condition may be materially and adversely affected and we may be required to try and raise additional capital to enhance our capital position. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for credit losses or that regulatory agencies will not require us to increase our allowance thereby impacting our profitability.
An increase in nonperforming assets would reduce our income and increase our expenses. If the level of nonperforming assets increases in the future, it may adversely affect our operating results and financial condition. Nonperforming assets are mainly loans on which the borrowers are not making their required payments. Nonperforming assets also include loans that have been restructured to permit the borrower to make payments and real estate that has been acquired through foreclosure or deed in lieu of foreclosure of unpaid loans. To the extent that assets are nonperforming, we have less earning assets generating interest income and an increase in credit related expenses, including provisions for credit losses.

Increases in the level of our problem assets, occurrence of operating losses or a failure to comply with requirements of the agencies which regulate us may result in regulatory actions against us which may materially and adversely affect our business and the market price of our common stock. The DFPI, the FDIC, and the FRB each have authority to take actions to require that we comply with applicable regulatory capital requirements, cease engaging in what they perceive to be unsafe or unsound practices or make other changes in our business. Among others, the corrective measures that such regulatory authorities may take include requiring us to enter into informal or formal agreements regarding our operations, the issuance of cease and desist orders to refrain from engaging in unsafe and unsound practices, removal of officers and directors and the assessment of civil monetary penalties. See “Item 1. Business – Supervision and Regulation” for a further description of such regulatory powers.
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
We face risks associated with the replacement of LIBOR. The London Interbank Offered Rate, or LIBOR, is scheduled to be phased out at the end of 2021. LIBOR serves as the benchmark rate worldwide for many financial assets, such as loans, bonds and other securities. While a working group comprised of the Federal Reserve and other market participants have proposed an alternative, the Secured Overnight Financing Rate (“SOFR”), there is no consensus on what rate or rates may become accepted alternatives to LIBOR. The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. The transition could, for example:
•Adversely affect the interest rates we pay or receive on, the revenue and expenses associated with or the value of our LIBOR-based assets and liabilities, which include our subordinated debentures, certain variable rate loans and certain other securities and financial arrangements;
•Adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally;
•Prompt inquiries or other actions from banking regulators regarding our preparation and readiness for the replacement of LIBOR with an alternative reference rate; and
•Result in disputes, litigation or other actions with counterparties, including disputes regarding the interpretation and enforceability of fallback language in LIBOR-based contracts and securities.
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
Risks involved in acquisitions of other companies include:
•the risk of failure to adequately evaluate the asset quality of the acquired company;
•difficulty in assimilating the operations, technology and personnel of the acquired company;
•diversion of management’s attention from other important business activities;
•difficulty in maintaining good relations with the loan and deposit customers of the acquired company;
•inability to maintain uniform and effective operating standards, controls, procedures and policies;
•potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities; and
•amortization of expenses related to acquired intangible assets that have finite lives.
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

Legal and Regulatory Risks
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
There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules, regulations of, and examination by the FRB, the FDIC and the DFPI, and the CFPB. In addition, we are subject to the rules and regulation of the Nasdaq Stock Market and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:
•the capital that must be maintained;
•the kinds of activities that can be engaged in;
•the kinds and amounts of investments that can be made;
•the locations of offices;
•insurance of deposits and the premiums that we must pay for this insurance;
•procedures and policies we must adopt;
•conditions and restrictions on our executive compensation; and
•how much cash we must set aside as reserves for deposits.
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
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The BSA, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

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
Financial and Market Risks
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
We may not have the capital resources necessary to settle conversions of the convertible notes in cash or to repurchase the convertible notes if holders of the convertible note exercise their repurchase rights or upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes. Holders of the convertible notes will have the right to require us to repurchase all or a portion of their convertible notes on certain specified dates or upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid special interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase convertible notes surrendered or pay cash with respect to the convertible notes being converted if we elect not to issue shares, which could harm our reputation and affect the trading price of our common stock.
The value of our securities in our investment portfolio may decline in the future. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, implied credit spreads, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio or any given market segment or industry in which we are invested. We analyze our securities available for sale on a quarterly basis to determine if there is a requirement to recognize current expected credit losses. The process for determining current expected credit losses usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments sufficient to recover our amortized cost of the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize credit losses in future periods, which could have a material adverse effect on our business, financial condition, or results of operations.
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
Anti-takeover provisions in our charter documents and applicable federal and state law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our charter documents could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These include, among other things, advance notice requirements to submit stockholder proposals at stockholder meetings and the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining stockholder approval. In addition, applicable provisions of federal and state banking law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. In particular, both federal and state law limit the acquisition of ownership of, generally, 10% or more of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or non-objection or being able to rely on an exemption from such requirement. Collectively, these provisions of our charter documents and applicable federal and state law may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
Our common stock is not insured and you could lose the value of your entire investment. An investment in our common stock is not a deposit and is not insured against loss by any government agency.

General Risk Factors
Our common stock is equity and therefore is subordinate to indebtedness and preferred stock. Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the Bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be materially adversely affected.
Our stock price may be volatile, which may result in substantial losses for our stockholders. The market price of our common stock may be subject to fluctuations in response to a number of factors, including:
•issuing new equity securities;
•the amount of our common stock outstanding and the trading volume of our stock;
•actual or anticipated changes in our future financial performance;
•changes in financial performance estimates by us or by securities analysts;
•competitive developments, including announcements by us or our competitors of new products or services or acquisitions, strategic partnerships, joint ventures or capital commitments;
•the operating and stock performance of our competitors;
•changes in interest rates;
•changes in key personnel;
•changes in economic conditions that affect the Bank’s performance; and
•changes in legislation or regulations that affect the Bank.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.PROPERTIES
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2020, we operated full-service branches at 51 leased and seven owned facilities, and we operated loan production offices at 11 leased facilities. Expiration dates of our leases range from 2021 to 2030. We believe our present facilities are suitable and adequate for our current operating needs.
Item 3.LEGAL PROCEEDINGS
In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled approximately $1.3 million at December 31, 2020. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

Part II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HOPE.”
The closing price for our common stock on the NASDAQ Global Select Market on February 19, 2021 was $12.45 per share. As of February 19, 2021, there were 1,151 stockholders of record of our common stock.

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

ASSUMES $100 INVESTED ON DECEMBER 31, 2015
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2020

	Period Ending
Stock/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Hope Bancorp, Inc.	$100.00	$130.87	$112.02	$75.22	$98.05	$76.36
NASDAQ Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
S&P 600 Index	$100.00	$126.56	$143.30	$131.15	$161.03	$179.20
SNL Bank and Thrift	$100.00	$126.25	$148.45	$123.32	$166.67	$144.61
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04

Item 6.SELECTED FINANCIAL DATA
The following table presents selected financial and other data for each of the years in the five-year period ended December 31, 2020. The information below should be read in conjunction with, the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	As of or For The Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$598,878	$684,786	$650,172	$572,104	$421,934
Interest expense	131,380	218,191	162,245	90,724	58,579
Net interest income	467,498	466,595	487,927	481,380	363,355
Provision for credit losses	95,000	7,300	14,900	17,360	9,000
Net interest income after provision for credit losses	372,498	459,295	473,027	464,020	354,355
Noninterest income	53,432	49,683	60,180	66,415	51,819
Noninterest expense	283,639	282,628	277,726	266,601	214,975
Income before income tax provision	142,291	226,350	255,481	263,834	191,199
Income tax provision	30,776	55,310	65,892	124,389	77,452
Net income	$111,515	$171,040	$189,589	$139,445	$113,747

Per Common Share Data:
Earnings - basic	$0.90	$1.35	$1.44	$1.03	$1.10
Earnings - diluted	$0.90	$1.35	$1.44	$1.03	$1.10
Book value (period end)	$16.66	$16.19	$15.03	$14.23	$13.72
Cash dividends declared per common share	$0.56	$0.56	$0.54	$0.50	$0.45
Number of common shares outstanding (period end)	123,264,864	125,756,543	126,639,912	135,511,891	135,240,079
Balance Sheet Data—At Period End:
Assets	$17,106,664	$15,667,440	$15,305,952	$14,206,717	$13,441,422
Securities available for sale	$2,285,611	$1,715,987	$1,846,265	$1,720,257	$1,556,740
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$13,563,213	$12,276,007	$12,098,115	$11,102,575	$10,543,332
Deposits	$14,333,912	$12,527,364	$12,155,656	$10,846,609	$10,642,035
FHLB advances and federal funds purchased	$250,000	$625,000	$821,280	$1,227,593	$754,290
Subordinated debentures	$104,178	$103,035	$101,929	$100,853	$99,808
Convertible notes, net	$204,565	$199,458	$194,543	$—	$—
Stockholders’ equity	$2,053,745	$2,036,011	$1,903,211	$1,928,255	$1,855,473

Average Balance Sheet Data:
Assets	$16,515,102	$15,214,412	$14,749,166	$13,648,963	$10,342,063
Securities available for sale	$1,899,948	$1,796,412	$1,772,080	$1,679,468	$1,276,068
Gross loans, including loans held for sale	$12,698,523	$11,998,675	$11,547,022	$10,642,349	$8,121,897
Deposits	$13,560,531	$12,066,719	$11,628,177	$10,751,886	$8,232,984
Stockholders’ equity	$2,032,570	$1,981,811	$1,910,224	$1,907,746	$1,342,954

	As of or For The Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	0.68%	1.12%	1.29%	1.02%	1.10%
Return on average stockholders’ equity(2)	5.49%	8.63%	9.92%	7.31%	8.47%
Average stockholders’ equity to average assets	12.31%	13.03%	12.95%	13.98%	12.99%
Dividend payout ratio (dividends per share/earnings per share)	62.22%	41.54%	37.58%	48.54%	40.86%
Net interest spread(3)	2.58%	2.65%	3.04%	3.46%	3.49%
Net interest margin(4)	3.00%	3.27%	3.53%	3.80%	3.75%
Yield on interest earning assets(5)	3.84%	4.81%	4.71%	4.51%	4.36%
Cost of interest bearing liabilities(6)	1.26%	2.16%	1.67%	1.05%	0.87%
Efficiency ratio(7)	54.45%	54.74%	50.67%	48.67%	51.78%

Regulatory Capital Ratios:
Hope Bancorp:
Common Equity Tier 1	10.94%	11.76%	11.44%	12.30%	12.10%
Tier 1 Leverage	10.22%	11.22%	10.55%	11.54%	11.49%
Tier 1 risk-based	11.64%	12.51%	12.21%	13.11%	12.92%
Total risk-based	12.87%	13.23%	12.94%	13.82%	13.64%
Bank of Hope:
Common Equity Tier 1	12.90%	13.72%	13.63%	12.95%	12.75%
Tier 1 Leverage	11.33%	12.29%	11.76%	11.40%	11.33%
Tier I risk-based	12.90%	13.72%	13.63%	12.95%	12.75%
Total risk-based	14.14%	14.44%	14.36%	13.66%	13.46%

Asset Quality Data:
Nonaccrual loans	$85,238	$54,785	$53,286	$46,775	$40,074
Loans 90 days or more past due and still accruing (8)	614	7,547	1,529	407	305
Accruing restructured loans	37,354	35,709	50,410	67,250	48,874
Total nonperforming loans	123,206	98,041	105,225	114,432	89,253
Other real estate owned	20,121	24,091	7,754	10,787	21,990
Total nonperforming assets	$143,327	$122,132	$112,979	$125,219	$111,243

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.63%	0.45%	0.44%	0.42%	0.38%
Nonperforming loans to loans receivable	0.91%	0.80%	0.87%	1.03%	0.85%
Nonperforming assets to total assets	0.84%	0.78%	0.74%	0.83%	0.83%
Nonperforming assets to loans receivable and other real estate owned	1.06%	0.99%	0.93%	1.13%	1.05%
Allowance for credit losses to loans receivable	1.52%	0.77%	0.77%	0.76%	0.75%
Allowance for credit losses to nonaccrual loans	242.55%	171.84%	173.70%	180.74%	197.99%
Allowance for credit losses to nonperforming loans	167.80%	96.03%	87.96%	73.88%	88.90%
Allowance for credit losses to nonperforming assets	144.24%	77.08%	81.92%	67.51%	71.32%
Net charge-offs to average loans receivable	0.07%	0.04%	0.06%	0.11%	0.07%

(1)Net income divided by average assets.
(2)Net income divided by average stockholders’ equity.
(3)Difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities.
(4)Net interest income expressed as a percentage of average interest earning assets.
(5)Interest income divided by average interest earning assets.
(6)Interest expense divided by average interest bearing liabilities.
(7)Noninterest expense divided by the sum of net interest income plus noninterest income.
(8)Excludes acquired credit impaired loans totaling $13.2 million, $14.1 million, $18.1 million, and $19.6 million as of December 31, 2019, 2018, 2017, and 2016, respectively.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our principal business involves earning interest on loans and investment securities that are funded primarily by customer deposits, wholesale deposits, and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of loans. Historically, we sold most of the guaranteed portion of SBA loans we originated on the secondary market, but due to the reduced premiums received from the secondary market for SBA guaranteed sales, we made the decision to retain the loans on our balance sheet. Our major expenses are the interest we pay on deposits and borrowings, provisions for credit losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending and political changes and events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our performance.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic. The COVID-19 pandemic has had a material and adverse impact on our business, financial condition, and results of operations and any further impact will depend on future developments that cannot be predicted, including the scope and duration of the pandemic, the economic implications of the same, effectiveness of vaccines being distributed, and the continued actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has substantially and negatively impacted the United States economy, disrupted global supply chains, considerably lowered equity market valuations, created significant volatility and disruption in financial markets, and materially increased unemployment levels. In addition, the pandemic has resulted in permanent and temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. Although some states and business have reopened, the last wave of COVID-19 cases resulted in further shutdowns and closures. Although COVID-19 vaccines are currently being distributed, it is unknown how long it will take for the vaccines to have a significant positive impact in reducing COVID-19 cases and how effective the vaccine will be for new emerging strains of the COVID-19 virus. The demand for our products and services has been and likely will continue to be significantly adversely impacted, which would continue to materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses, particularly as more and more businesses are closed. Similarly, because of changing economic and market conditions, we may be required to recognize impairments on goodwill or impairment on other financial instruments we hold.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, that cannot be predicted, including the effectiveness of vaccines, the scope and duration of the pandemic, the economic implications of the same, and actions taken by governmental authorities and other third parties in response to the pandemic.
On March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the global pandemic. The CARES Act provided approximately $2.2 trillion in emergency economic relief funds, expanded SBA lending and provides temporary relief of certain modifications from TDR classification. In December 2020, the President signed the Consolidated Appropriations Act of 2021 which included another $900 billion in stimulus relief for the COVID-19 pandemic to provide emergency economic relief funds, further expanded SBA lending with additional funds for SBA PPP, and provides an extension for the relief of certain modifications from TDR classification. In 2020, we assisted many of our customers in availing themselves of certain provisions of the CARES Act by providing loan modifications to borrowers consisting of mostly payment deferrals. We also funded $480.1 million in SBA PPP loans in 2020 (see “COVID-19 Related Loan Modifications” in the Financial Conditions section of the MD&A for more information) and with the approval of a second round of PPP funds, we started originating additional PPP loans in the first quarter of 2021.
At December 31, 2020, all of our regulatory capital ratios for Hope Bancorp and the Bank were in excess of the minimum requirements set by our regulators. While we currently believe that we have sufficient excess capital and liquidity to withstand the economic impact of the COVID-19 pandemic, further economic deterioration or an extended recession could adversely impact our capital and liquidity positions.

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
Business Combinations
Description - Mergers and acquisitions are accounted for in accordance with ASC 805 “Business Combinations” using the acquisition method of accounting. Assets and liabilities acquired and assumed are generally recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Critical accounting policies related to acquired loans is discussed in more detail below under “Purchase Credit Deteriorated Loans” (“PCD”).
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
Investment Securities
Description - We evaluate securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Based on our evaluation, we do not believe that we had any investment securities available for sale with unrealized losses with credit loss impairment as of December 31, 2020. Investment securities are discussed in more detail under “Financial Condition - Investment Security Portfolio”.
Subjective Estimates and Judgments - Significant judgment is involved in determining when a decline in fair value is credit impaired. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, we evaluate whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, we set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors.
Impact if Actual Results Differ From Estimates and Judgments - Changes in management’s assessment of the factors used to determine that an investment security was not credit impaired could lead to additional impairment charges. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge.

Allowance for Credit Losses
Description - The allowance for credit losses is maintained at a level believed adequate by management to absorb expected lifetime losses in the consolidated loan portfolio. The adequacy of the allowance for credit losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of current and projected economic conditions and variables, and historical loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors. The allowance for credit losses is discussed in more detail under “Financial Condition - Allowance for Credit Losses”.
Subjective Estimates and Judgments - We determine the adequacy of the allowance for credit losses by analyzing and estimating lifetime expected losses in the loan portfolio. The allowance for credit losses requires estimates that are not limited to current and projected economic conditions, the adequacy of and value of underlying collateral on real estate loans, the financial strength of the borrower, qualitative assessments, and other relevant factors. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that, in our judgment, is adequate to absorb lifetime expected losses in the loan portfolio.
Impact if Actual Results Differ From Estimates and Judgments - Adverse changes in management’s assessment of the assumptions and factors used to determine the allowance for credit losses could lead to additional provision for credit losses. Actual credit losses could differ materially from management’s estimates if actual losses and conditions differ significantly from the assumptions used. These factors and conditions include general economic conditions within our market, industry trends and concentrations, real estate and other collateral values, interest rates, and the financial conditions of our borrowers. While management believes that it has established adequate allowances for lifetime losses on loans, actual results may prove different and the differences could be significant.
Goodwill
Description - Goodwill is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually. Goodwill may also be tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
Subjective Estimates and Judgments - Before applying the goodwill impairment test, in accordance with ASC 350 “Intangibles - Goodwill and Other”, we perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform Step 1 of the impairment analysis. We assess certain qualitative factors to determine whether impairment is likely including: our market capitalization, capital adequacy, continued performance compared to peers, and continued improvement in asset quality trends, among others. This qualitative assessment can be subjective in nature and includes a certain amount of management judgment in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount.
In the event we perform an impairment test, the determination of fair value is based on valuations using management assumptions and estimates including developing cash flow projections, selecting appropriate discount rates, calculation of a terminal growth rate, minimum target capitalization levels, identifying relevant market comparables, incorporating current and projected economic conditions, and selecting an appropriate control premium.
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

Results of Operations
Operations Summary
Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from the loans we extend to our customers and from investments, and interest expense is generated from interest bearing deposits our customers have with us and from borrowings or debt that we may have, such as FHLB advances, federal funds purchased, convertible notes, and subordinated debentures. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest bearing liabilities, and the rates received or paid on them, as well as our ability to maintain sound asset quality and appropriate levels of capital and liquidity. As mentioned above, interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions and policies.
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
The other source of our income is noninterest income, including service charges and fees on deposit accounts, loan servicing fees, fees from trade finance activities, net gains on sale of loans that were held for sale and investment securities available for sale, and other income and fees. Our noninterest income can be reduced by charges from the credit impairment of our investment securities.
In addition to interest expense, our income is also impacted by provisions for loan losses and noninterest expense, primarily salaries and benefits and occupancy expense. The following table presents our condensed consolidated statements of income and the changes year over year.

	Year Ended December 31, 2020	Increase (Decrease)		Year Ended December 31, 2019	Increase (Decrease)		Year Ended December 31, 2018
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$598,878	$(85,908)	(13)%	$684,786	$34,614	5%	$650,172
Interest expense	131,380	(86,811)	(40)%	218,191	55,946	34%	162,245
Net interest income	467,498	903	—%	466,595	(21,332)	(4)%	487,927
Provision for credit losses	95,000	87,700	1,201%	7,300	(7,600)	(51)%	14,900
Noninterest income	53,432	3,749	8%	49,683	(10,497)	(17)%	60,180
Noninterest expense	283,639	1,011	—%	282,628	4,902	2%	277,726
Income before income tax provision	142,291	(84,059)	(37)%	226,350	(29,131)	(11)%	255,481
Income tax provision	30,776	(24,534)	(44)%	55,310	(10,582)	(16)%	65,892
Net income	$111,515	$(59,525)	(35)%	$171,040	$(18,549)	(10)%	$189,589

Net Income
Our net income was $111.5 million for 2020 compared to $171.0 million for 2019 and $189.6 million for 2018. Our diluted earnings per common share totaled $0.90, $1.35, and $1.44 for the years 2020, 2019, and 2018, respectively. The return on average assets was 0.68%, 1.12%, and 1.29% and the return on average stockholders’ equity was 5.49%, 8.63%, and 9.92% for the years 2020, 2019, and 2018, respectively. The decrease in net income for 2020 compared to 2019 was due to an increase in provision for credit losses and a decrease in interest income offset partially by a decline in interest expense. 2020 marked an unprecedented year with the COVID-19 pandemic which had a significantly adverse effect on the economy. The potential impact of the COVID-19 pandemic on our loan portfolio combined with the adoption of CECL resulted in a large increase in allowance for credit losses for 2020 compared to 2019.

Impact of Acquisitions
Income before income tax provision for the years ended December 31, 2020, 2019, and 2018 were impacted by the accretion of discounts and the amortization of premiums relating to past acquisitions. The following table summarizes the accretion and amortization adjustments that were included in net income for the years indicated below:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$2,916	$7,956	$11,715
Accretion of discounts on purchased credit deteriorated loans	20,143	23,874	21,837
Amortization of premiums on purchased investments in affordable housing partnerships	(283)	(303)	(338)
Amortization of premiums on assumed FHLB advances	—	1,280	1,413
Accretion of discounts on assumed subordinated debt	(1,143)	(1,107)	(1,076)
Amortization of premiums on assumed time deposits and savings	—	—	1
Amortization of core deposit intangibles	(2,125)	(2,228)	(2,461)
Total acquisition accounting adjustments	$19,508	$29,472	$31,091

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
The following table presents our net interest margin, net interest rate spread, and our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds, for the years indicated:

	Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans (1) (2)	$12,698,523	$554,967	4.37%	$11,998,675	$627,673	5.23%	$11,547,022	$594,103	5.15%
Securities available for sale (3)	1,899,948	39,362	2.07%	1,796,412	46,295	2.58%	1,772,080	45,342	2.56%
FHLB stock and other investments	982,419	4,549	0.46%	453,452	10,818	2.39%	487,922	10,727	2.20%
Total interest earning assets	15,580,890	598,878	3.84%	14,248,539	684,786	4.81%	13,807,024	650,172	4.71%
Total noninterest earning assets	934,212			965,873			942,142
Total assets	$16,515,102			$15,214,412			$14,749,166

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$4,729,438	$34,529	0.73%	$3,319,556	$57,731	1.74%	$3,276,815	$43,252	1.32%
Savings	291,655	3,475	1.19%	241,968	2,596	1.07%	229,608	1,889	0.82%
Time deposits	4,698,503	72,365	1.54%	5,556,983	129,831	2.34%	5,107,698	89,817	1.76%
Total interest bearing deposits	9,719,596	110,369	1.14%	9,118,507	190,158	2.09%	8,614,121	134,958	1.57%
FHLB advances	435,836	6,865	1.58%	688,652	12,031	1.75%	870,124	15,127	1.74%
Convertible notes, net	201,859	9,457	4.61%	196,835	9,264	4.64%	123,040	5,797	4.65%
Other borrowings, net	99,682	4,689	4.63%	98,551	6,738	6.74%	97,455	6,363	6.44%
Total interest bearing liabilities	10,456,973	131,380	1.26%	10,102,545	218,191	2.16%	9,704,740	162,245	1.67%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,840,935			2,948,212			3,014,056
Other liabilities	184,624			181,844			120,146
Stockholders’ equity	2,032,570			1,981,811			1,910,224
Total liabilities and stockholders’ equity	$16,515,102			$15,214,412			$14,749,166

Net interest income		$467,498			$466,595			$487,927
Net interest margin			3.00%			3.27%			3.53%
Net interest spread (4)			2.58%			2.65%			3.04%
Cost of funds (5)			0.92%			1.67%			1.28%
Cost of deposits			0.81%			1.58%			1.16%
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
(5) Cost on interest bearing liabilities and noninterest bearing deposits.

The following table presents net loan origination fees, loan prepayments fee income, interest reversed for nonaccrual loans, and discount accretion income included as part of loan interest income for the years indicated:

Year ended December 31,	Net Loan Origination Fees (Costs)	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2020	$4,810	$3,740	$(1,128)	$23,059
2019	$(945)	$2,998	$(1,374)	$31,830
2018	$1,492	$2,603	$(590)	$33,552
Net Interest Income
Net interest income was $467.5 million for 2020, compared to $466.6 million for 2019 and $487.9 million for 2018. Changes in net interest income are a function of changes in interest rates and volumes of interest earning assets and interest bearing liabilities. The table below sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	For the years ended December 31,
	2020 Compared to 2019			2019 Compared to 2018
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(72,706)	$(107,740)	$35,034	$33,570	$10,060	$23,510
Securities available for sale	(6,933)	(9,482)	2,549	953	327	626
FHLB stock and other investments	(6,269)	(12,874)	6,605	91	878	(787)
TOTAL INTEREST INCOME	$(85,908)	$(130,096)	$44,188	$34,614	$11,265	$23,349
INTEREST EXPENSE:
Demand, interest bearing	$(23,202)	$(41,709)	$18,507	$14,479	$13,908	$571
Savings	879	308	571	707	601	106
Time deposits	(57,466)	(39,541)	(17,925)	40,014	31,565	8,449
FHLB advances and federal funds purchased	(5,166)	(1,092)	(4,074)	(3,096)	74	(3,170)
Convertible notes, net	193	(61)	254	3,467	(6)	3,473
Other borrowings, net	(2,049)	(2,124)	75	375	303	72
TOTAL INTEREST EXPENSE	$(86,811)	$(84,219)	$(2,592)	$55,946	$46,445	$9,501
NET INTEREST INCOME	$903	$(45,877)	$46,780	$(21,332)	$(35,180)	$13,848
Net interest income before provision for credit losses increased by $903 thousand, or less than 1%, for 2020 compared to 2019. The increase was primarily due to a decrease in cost of interest bearing deposits which decreased by 95 basis points for 2020 compared to 2019. This decrease in cost of interest bearing deposits resulted in a decrease to interest expense of $86.8 million. The decrease in interest expense was partially offset by a decrease in interest income of $85.9 million due to decrease in interest rates in 2020 compared to the previous year.
Net interest income before provision for credit losses decreased by $21.3 million, or 4%, for 2019 compared to 2018. The decrease was primarily due to an increase in cost of interest bearing deposits which increased by 52 basis points for 2019 compared to 2018. This increase resulted in an increase to interest expense of $46.4 million due to the change in rates. The decrease in net interest income was partially offset by an increase in interest income of $34.6 million due to increase in average interest earning assets of 4% during 2019 compared to the previous year which resulted in an increase in interest income of $23.3 million due to the change in volume.

Interest Income
Interest income was $598.9 million for 2020, compared to $684.8 million for 2019 and $650.2 million for 2018. The yield on average interest earning assets was 3.84% for 2020, compared to 4.81% for 2019 and 4.71% for 2018.
Comparison of 2020 with 2019
The decrease in interest income of $85.9 million, or 13%, for 2020 compared to 2019 was primarily a result of the decline in interest rate in 2020. As a result of the COVID-19 pandemic and its impact to the U.S. economy, the FOMC lowered the target federal funds rate by a total of 1.50% in March 2020 to 0.00%-0.25%. The reduction in interest rates in March 2020, had a large impact on our loan yields and interest income as our variable rate loans repriced to lower interest rates and new loans were originated at lower rates. Average total loans increased by $699.8 million for 2020 compared to 2019. Discount accretion income on acquired loans decreased to $23.1 million for 2020 compared to $31.8 million for 2019
Comparison of 2019 with 2018
The increase in interest income of $34.6 million, or 5%, for 2019 compared to 2018 was primarily a result of the growth in total loans. In addition, the interest rates for 2019 were slightly higher on average compared to 2018 which resulted in an increase in yield on earnings assets. Average total loans increased by $451.7 million in 2019 compared to 2018. Discount accretion income on acquired loans decreased to $31.8 million for 2019 compared to $33.6 million for 2018.
Interest Expense
Deposits
Interest expense on deposits was $110.4 million for 2020 compared to $190.2 million for 2019 and $135.0 million for 2018. The average cost of deposits was 0.81% for 2020, compared to 1.58% for 2019 and 1.16% for 2018. The average cost of interest bearing deposits was 1.14% for 2020, compared to 2.09% for 2019 and 1.57% for 2018.
Comparison of 2020 with 2019
The decrease in interest expense on total deposits of $79.8 million, or 42%, for 2020 compared to 2019 was due to a reduction in rates paid on interest bearing deposits in 2020 compared to 2019. We reduced the rates paid on our various deposits multiple times in 2020. The reduction in deposit rates was both a result of the interest rate cuts in March 2020 and due to a significant increase in liquidity throughout 2020. The increase in liquidity in 2020 resulted in a reduction in loan funding needs which had an impact on the overall rates paid on deposits as we were less eager to compete for additional sources of funds. The average balance of noninterest bearing deposits accounted for 32% of total average deposits at December 31, 2020 compared to 24% at December 31, 2019.
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
Average FHLB advances were $435.8 million for 2020, compared to $688.7 million in 2019 and $870.1 million in 2018. Interest expense on FHLB advances was $6.9 million for 2020 compared to $12.0 million for 2019 and $15.1 million for 2018. The average cost of FHLB advances was 1.58% for 2020, compared to 1.75% for 2019 and 1.74% for 2018. The average cost of FHLB advances included the amortization of premiums recorded on advances acquired from prior acquisitions. Total amortization of FHLB premiums for 2020 was $0, compared to $1.3 million in 2019 and $1.4 million in 2018. During 2020, we repaid $1.74 billion in FHLB advances with an average rate of 0.69% and borrowed $1.36 billion in advances with an average rate of 0.22%. $300.0 million in FHLB advances prepaid in 2020 were prepaid early before maturity and we paid a prepayment penalty of $3.6 million.

Convertible Notes
In 2018, we issued $217.5 million in senior convertible notes. The carrying balance of our convertible notes are net of discount to be amortized and issuance costs to be capitalized. The cost of our convertible notes for 2020 was 4.61% compared to 4.64% for 2019. The cost of our convertible notes consists of the 2.00% coupon rate, the non-cash conversion option rate, and the issuance cost capitalization rate. We adopted ASU 2020-06 on January 1, 2021, and as a result our convertible notes are accounted for a single debt instrument. As a result, the cost of convertible notes beginning in 2021 will be closer to the coupon rate.
Other Borrowings
Other borrowings consist of subordinated debentures which bear interest at the 3-month LIBOR rate plus a designated spread. There were no changes in our balance of subordinated debentures during 2019 or 2020 aside from the increases related to the discount accretion on subordinated debentures acquired from previous acquisitions. The average rate on other borrowing decreased to 4.63% for 2020 compared to 6.74% for 2019 and 6.44% for 2018. The change in cost of other borrowings for 2020 and 2019 compared to prior years was due to changes in the 3-month LIBOR rate.
Provision for Credit Losses
The provision for credit losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The provision for credit losses for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that, in our judgment, is adequate to absorb probable lifetime losses inherent in our loan portfolio. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses; however, actual credit losses could potentially vary materially from current estimates. If the allowance for credit losses is inadequate, we may be required to record additional provision for credit losses, which could have a material adverse effect on our business, financial condition, and results of operations.
With the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”) in 2020, our provision for credit losses is more volatile due to changes in the calculation of the allowance for credit losses and especially due to the volatility that arose from the COVID-19 pandemic. CECL requires the measurement of all expected credit losses for financial assets carried at amortized cost based on historical experience, current macroeconomic conditions, and reasonable and supportable forecasts. For additional information regarding the adoption of CECL, refer to “Accounting Pronouncements Adopted” section in Footnote 1 of the Consolidated Financial Statements.
Comparison of 2020 with 2019
The provision for credit losses was $95.0 million for 2020, an increase of $87.7 million, or 1,201%, from $7.3 million for 2019. The increase in provision for credit losses for 2020 compared to 2019 was due to both the adoption of CECL and due to the impact of the COVID-19 pandemic. The COVID-19 pandemic adversely affected many industries with the hospitality sector being one of the hardest hit. Hotel/motel loans make up a large percentage of our loan portfolio at approximately 12% at December 31, 2020. As a result, our estimated allowance for credit losses experienced large increases in 2020 to reflect the current and projected impact of COVID-19 pandemic on our loan portfolio. The allowance for credit losses coverage ratio was 1.52% of total loans at December 31, 2020 compared to 0.77% at December 31, 2019.
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
See Note 1 “Significant Accounting Policies” of the Notes to Consolidated Financial Statements for further discussion of our allowance for credit losses methodology for 2020 and for a discussion of our former incurred loss allowance for loan losses methodology, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Noninterest Income
Noninterest income is primarily comprised of service charges on deposit accounts, net gains on sales of other loans and sale of available for sale securities, and other fees and income. Noninterest income was $53.4 million for 2020 compared to $49.7 million for 2019, and $60.2 million for 2018.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31, 2020	Increase (Decrease)		Year Ended December 31, 2019	Increase (Decrease)		Year Ended December 31, 2018
		Amount	%		Amount	%
	(Dollars in thousands)
Service fees on deposit accounts	$12,443	$(5,490)	(31)%	$17,933	$(618)	(3)%	$18,551
International service fees	3,139	(787)	(20)%	3,926	(445)	(10)%	4,371
Loan servicing fees, net	2,809	493	21%	2,316	(2,380)	(51)%	4,696
Wire transfer fees	3,577	(981)	(22)%	4,558	(376)	(8)%	4,934
Swap fee income	4,066	702	21%	3,364	2,780	476%	584
Net gains on sales of SBA loans	—	—	—%	—	(9,708)	(100)%	9,708
Net gains on sales of other loans	8,004	3,517	78%	4,487	2,002	81%	2,485
Net gains on sales or called securities available for sale	7,531	7,249	2,571%	282	282	100%	—
Other income and fees	11,863	(954)	(7)%	12,817	(2,034)	(14)%	14,851
Total noninterest income	$53,432	$3,749	8%	$49,683	$(10,497)	(17)%	$60,180
Comparison of 2020 with 2019
The decrease in service fees on deposit accounts for 2020 compared to 2019 was due to a decrease in non-sufficient funds fees collected on deposit accounts and a decline in analysis fees income. As a result of the COVID-19 pandemic and the stay at home orders issued by many states for many months in 2020, deposit activity for 2020 was greatly reduced compared to 2019. As a result, demand deposit account transactions and non-sufficient funds had significant declines in 2020. Analysis fee income declined for 2020 compared to 2019 due to the closing of higher risk deposit accounts during the year. The analysis fees collected on these accounts were on the higher end and the closing of these accounts contributed to the decline in service fee on deposits accounts for 2020 compared to 2019.
International service fees declined for 2020 compared to 2019 due to a decline in fees generated from trade finance loans. International service fees are earned from trade finance loans and as the balance of these loans have declined, the associated fee income earned has also declined. The balance of trade finance loans declined to $102.8 million at December 31, 2020 from $160.9 million at December 31, 2019.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on most of the loans that we choose to sell. The increase in loan servicing fees, net for 2020 compared to 2019 was due to a reduction in payoffs of serviced loans. Payoffs of serviced loans were higher during 2019, which resulted in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
Wire transfer fees declined for 2020 compared to 2019 due to the COVID-19 pandemic, which resulted in a significant decline in deposit related transactions, including wire transfers.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. Due to the volatility in interest rates we have experienced in the past twelve months, the number of swap transactions increased in 2020 which resulted in an increase in swap fee income for 2020 compared to 2019.
Net gain on sale of other loans increased in 2020 compared to 2019 due to an increase in loans sold and an increase in premiums received. Net gains on sales of other loans represents net gains primarily from the sale of residential mortgage loans. We sold $298.4 million in residential mortgage loans compared to $209.4 million residential mortgage loans sold in 2019. The average weighted premium on residential mortgage loans sold was 2.68% for 2020 compared to 2.06% for 2019.
During 2020, we sold investment securities with a total book value of $160.5 million for a net gain of $7.5 million. This compares to investment securities with a total book value of $115.3 million sold during 2019.

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
Noninterest Expense
Noninterest expense is primarily comprised of salaries and employee benefit expense, occupancy expense, furniture and equipment expense, advertising and marketing expenses, data processing and communications expenses, professional fees, investment in affordable housing partnership expenses, and other expenses. Noninterest expense was $283.6 million for 2020, compared to $282.6 million for 2019 and $277.7 million for 2018. The increases in noninterest expenses were $1.0 million, or less than 1%, for 2020 compared to 2019, and $4.9 million, or 2%, for 2019 compared to 2018. Noninterest expense as a percentage of average assets for 2020 was 1.72% compared to 1.86% for 2019 and 1.88% for 2018.
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31, 2020	Increase (Decrease)		Year Ended December 31, 2019	Increase (Decrease)		Year Ended December 31, 2018
(Dollars in thousands)		Amount	%		Amount	%
Salaries and employee benefits	$162,922	$1,748	1%	$161,174	$7,651	5%	$153,523
Occupancy	28,917	(1,818)	(6)%	30,735	364	1%	30,371
Furniture and equipment	17,548	1,965	13%	15,583	681	5%	14,902
Advertising and marketing	6,284	(2,862)	(31)%	9,146	(268)	(3)%	9,414
Data processing and communications	9,344	(1,436)	(13)%	10,780	(3,452)	(24)%	14,232
Professional fees	8,170	(14,358)	(64)%	22,528	6,242	38%	16,286
Investment in affordable housing partnerships expenses	13,146	3,854	41%	9,292	(2,774)	(23)%	12,066
FDIC assessments	5,544	1,662	43%	3,882	(2,690)	(41)%	6,572
Credit related expenses	6,817	1,842	37%	4,975	2,112	74%	2,863
OREO expense (income), net	3,865	4,799	N/A	(934)	(1,121)	N/A	187
FHLB prepayment fee	3,584	3,584	100%	—	—	—%	—
Branch restructuring costs	2,367	2,367	100%	—	(1,674)	(100)%	1,674
Other	15,131	(336)	(2)%	15,467	(169)	(1)%	15,636
Total noninterest expense	$283,639	$1,011	—%	$282,628	$4,902	2%	$277,726

Comparison of 2020 with 2019
The increase in noninterest expense for 2020 over 2019 was due mostly to increases in OREO expenses, investment in affordable housing partnership expenses, FHLB prepayment fee, and branch restructuring expenses, partially offset by significant declines in professional fees, advertising and marketing, occupancy, and data processing expenses.
Salaries and employee benefits expense increased $1.7 million for 2020 compared to 2019. The increase in salaries and employee benefits was due to an increase in salaries paid in 2020 and an increase in stock compensation expenses compared to 2019. These increases were partially offset by declines in payroll related loan origination costs, temporary personnel, bonus provision, and group insurance expenses. Salaries and employee benefits for 2020 included deferred originations costs which were recorded from the origination of $480.1 million in SBA PPP loans during the 2020. SBA PPP loan origination costs of $5.3 million was recorded during the second quarter of 2020 which initially reduced salaries and benefits and going forward is amortized through the life of the loans as a reduction to interest income. The number of full-time equivalent employees decreased from 1,441 at December 31, 2019 to 1,408 at December 31, 2020. During the third quarter of 2020, we implemented a 4% reduction in staff in light of the impact that COVID-19 is having on our operations. The staff reduction is expected to result in approximately $6.4 million in annual savings to salaries and employee benefits.
Occupancy expense declined for 2020 compared to 2019 due to the decline in rent expenses and other occupancy related expenditures. In December 2020, we implemented our previously planned branch consolidation plan in which we closed five branch offices. As a result, we recorded $2.4 million in restructuring costs related to the write-down of related ROU assets, severance payments, and other costs. The branch consolidation is estimated to result in approximately $2.6 million in annual cost savings starting in 2021.
Furniture and equipment expense increased for 2020 compared to 2019 due to additional expenditures made for software subscriptions, licenses, and IT related equipment and services.
Advertising and marketing expense decreased for 2020 compared to 2019 due to the decline in public sponsorship fees. In 2020, we did not sponsor the Ladies Professional Golf Association (“LPGA”) Founders Cup for which sponsorship fees were $1.5 million in 2019. However, we are currently in talks with the LPGA to once again become a sponsor for one of their events starting in 2021.
Data process and communications expense decreased for 2020 compared to 2019 due to an overall decline in core data processing fees as the number of loan and deposit transactions have declined.
Professional fees experienced a large decrease of $14.4 million in 2020 compared to 2019. The decrease in professional fees for 2020 was due to decreases in fees related to the implementation of CECL, IT related professional fees, and internal audit service fees. With the expansion of our internal audit department, we were able to significantly reduce internal audit service fees in 2020 as much more of the work is now performed internally.
Investment in affordable housing partnership expenses increased in 2020 compared to 2019. We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall tax provision rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. Total tax credits related to our investment in affordable housing partnership investment was approximately $10.5 million for the year ended December 31, 2020. The balance of investments in affordable housing partnerships decreased from $82.6 million at December 31, 2019 to $69.5 million at December 31, 2020.
The FDIC assessment premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and selected financial measures. The increase in FDIC assessment fees for 2020 compared to the 2019 was largely due to a $1.5 million small bank assessment credit that was received during the third quarter of 2019 which reduced FDIC assessment fees for 2019. There were no recorded credits for 2020 which resulted in an increase in these fees.
Credit related expenses increased in 2020 compared to 2019 due to an increase in credit related provision expenses. In 2020 we set aside $1.0 million in provisions for accrued interest for loans currently on payment deferrals related to COVID-19. We had no such provision in 2019. In addition, provision for unfunded loan commitments which is included in credit related expenses increased by $760 thousand in 2020 compared to 2019.

The increase in OREO expense for 2020 compared to 2019 was due to an increase in valuation expenses for OREO in 2020. The overall value OREO experienced significant declines in 2020 compared to 2019 which resulted in much higher OREO related expense in 2020.
During third quarter of 2020, we utilized a portion of our excess liquidity to payoff $300.0 million in FHLB advances. These advances were paid off before maturity and resulted in a prepayment fee of $3.6 million. There was no FHLB advance prepayment penalty incurred in 2019. The FHLB advances repaid had an average weighted rate of 1.68% and had remaining maturities ranging from 4 months to 2.4 years. The prepayment of these advance resulted in over $1.0 million in interest expense savings for the fourth quarter of 2020.
In December 2020, we recorded branch restructuring costs of $2.4 million related to our branch consolidation plan. The $2.4 million in restructuring costs consisted of $349 thousand in severance payments, $2.0 million in occupancy expense most of which was related to the write-down of ROU assets, and $55 thousand in other various expenditures. There was no branch restructuring cost incurred in 2019.
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
Income Tax Provision
The provision for income taxes for 2020 was $30.8 million, compared to $55.3 million in 2019 and $65.9 million in 2018. The effective income tax rate was 21.63% for 2020 compared to 24.44% for 2019 and 25.79% for 2018. The reduction in effective tax rate for 2020 compared to 2019 was primarily due to CRA investment tax credits which had a larger impact on tax rate for 2020 compared to 2019 due to a decline in pretax income.

Financial Condition
Our total assets were $17.11 billion at December 31, 2020 compared to $15.67 billion at December 31, 2019, an increase of $1.44 billion, or 9.2% year over year. The increase in assets for 2020 compared to 2019 was principally due to the increase in securities available-for-sale and loans receivable. These increases for 2020 were partially offset by a decline in cash and cash equivalents.
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
Our available for sale securities totaled $2.29 billion at December 31, 2020, compared to $1.72 billion at December 31, 2019. We had no securities that were categorized as held to maturity at December 31, 2020 or 2019. We had securities that were called, matured, or paid down totaling $565.4 million, purchased $1.27 billion, and sold $168.1 million in securities during the year. At December 31, 2020, $376.1 million in securities were pledged to secure public deposits, or for other purposes required or permitted by law, $368.2 million in securities were pledged in the State of California time deposit program, $1.9 million was pledged at the United States Department of Justice, and $1.4 million were pledged for other public deposits.
Our investment portfolio consists of government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), corporate securities, and municipal securities.
Our available for sale securities portfolio is primarily invested in residential CMOs and residential and commercial MBS, which combined to represent 96% of our total available for sale portfolio as of December 31, 2020 and 2019. At December 31, 2020 and 2019, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments. All of our corporate and municipal securities at December 31, 2020 were rated as investment grade.
The following table presents the amortized cost, estimated fair value, and net unrealized gain and losses on our investment securities as of the dates indicated:

	December 31,
	2020			2019
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	$990,679	$1,001,317	$10,638	$735,094	$736,655	$1,561
MBS:
Residential	672,667	681,013	8,346	353,073	352,897	(176)
Commercial	482,874	507,879	25,005	541,043	552,124	11,081
Corporate securities	7,000	6,134	(866)	5,000	4,200	(800)
Municipal securities	86,213	89,268	3,055	69,631	70,111	480
Total investment securities available for sale	$2,239,433	$2,285,611	$46,178	$1,703,841	$1,715,987	$12,146

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non-tax equivalent) at December 31, 2020:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
CMOs*	$—	—%	$685	1.46%	$4,349	1.54%	$996,283	1.53%	$1,001,317	1.53%
MBS:
Residential*	—	—%	—	—%	3,867	2.02%	677,146	1.40%	681,013	1.40%
Commercial*	—	—%	5,215	1.86%	286,338	3.03%	216,326	2.32%	507,879	2.72%
Corporate Securities	—	—%	—	—%	2,015	—%	4,119	1.21%	6,134	1.73%
Municipal Securities	351	4.56%	—	—%	13,640	1.58%	75,277	3.36%	89,268	3.09%
Total	$351	4.56%	$5,900	1.83%	$310,209	2.93%	$1,969,151	1.64%	$2,285,611	1.82%

* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020:

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
CMOs*	22	$312,757	$(844)	—	$—	$—	22	$312,757	$(844)
MBS:
Residential*	8	46,094	(114)	—	—	—	8	46,094	(114)
Commercial*	1	10,275	(21)	—	—	—	1	10,275	(21)
Corporate securities	—	—	—	1	4,119	(881)	1	4,119	(881)
Municipal securities	1	997	(3)	—	—	—	1	997	(3)
Total	32	$370,123	$(982)	1	$4,119	$(881)	33	$374,242	$(1,863)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

We adopted ASU 2016-13 on January 1, 2020 and implemented the CECL methodology for our investment securities available for sale. At the time of adoption, we did not record a day 1 CECL adjustment on our investment securities available for sale as we determined that a credit impairment did not exist. Subsequently, we performed an analysis on our investment portfolio as of December 31, 2020 and concluded that an allowance for credit losses was not required. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises which we determined have zero loss expectation. At December 31, 2020, we also had corporate security not issued by U.S. Government agencies or U.S. Government sponsored enterprises that was in an unrealized loss position. Based on our analysis of this investment, we concluded a credit loss did not exist due to the issuer’s financial strength, high bond ratings, and because we still expect full payment of principal and interest.

Equity Investments
As of December 31, 2020, equity investments totaled $59.7 million compared to $49.1 million at December 31, 2019. In 2020, we purchased $10.0 million in equity investments which were comprised of $5.0 in of mutual funds and $5.0 million in CRA investments. For the year ended December 31, 2020, we recorded an increase in equity investments due to change fair value of $488 thousand. Equity investments as of December 31, 2020 included $27.6 million in equity investments with readily determinable fair values and $32.1 million in equity investments without readily determinable fair values.
Equity investments with readily determinable fair values at December 31, 2020 consisted of mutual funds totaling $27.6 million. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income. Equity investments without readily determinable fair values at December 31, 2020 included $30.7 million in Community Reinvestment Act (“CRA”) investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for these investments during the year ended December 31, 2020.
Loan Portfolio
We offer a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of real estate loans, commercial business loans, residential mortgage, and consumer loans. Gross loans receivable rose by $1.29 billion to $13.56 billion at December 31, 2020 from $12.28 billion at December 31, 2019.
We experienced an increase in real estate residential, real estate commercial and commercial business loans in 2020 compared to the previous year. All other loan types experienced declines in 2020. The rates of interest charged on variable rate loans are set at specified spreads based on the prime lending rate and LIBOR rates and vary as the prime lending rate and LIBOR rates varies. Approximately 42% of our total loans were variable rate loans at December 31, 2020 compared to 39% at December 31, 2019. Commercial real estate loans as a percentage to total loans was 65% at December 31, 2020 compared to 71% at December 31, 2019.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for credit losses (as defined for regulatory purposes) at the Bank level and certain capital notes and debentures issued by us, if any. As of December 31, 2020, our lending limit was approximately $381.3 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for credit losses for a total limit of approximately $635.5 million to one borrower as of December 31, 2020. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $198.6 million, of which the entire amount was performing and in good standing at December 31, 2020.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan portfolio composition:
Real estate loans:
Residential	$54,795	—%	$52,558	—%	$51,197	—%	$49,774	—%	$57,884	1%
Commercial	8,425,959	63%	8,316,470	69%	8,393,551	70%	8,138,612	73%	7,839,555	74%
Construction	291,380	2%	295,523	2%	275,076	2%	316,412	3%	254,113	2%
Total real estate loans	8,772,134	65%	8,664,551	71%	8,719,824	72%	8,504,798	76%	8,151,552	77%
Commercial business	4,157,787	31%	2,721,183	22%	2,325,544	20%	1,948,056	18%	1,987,660	19%
Residential mortgage	582,232	4%	835,188	7%	1,002,113	8%	593,256	5%	340,866	3%
Consumer and other	51,060	0%	55,085	0%	50,634	0%	56,465	1%	63,254	1%
Total loans outstanding	13,563,213	100%	12,276,007	100%	12,098,115	100%	11,102,575	100%	10,543,332	100%
Less: allowance for credit losses	(206,741)		(94,144)		(92,557)		(84,541)		(79,343)
Loans receivable, net	$13,356,472		$12,181,863		$12,005,558		$11,018,034		$10,463,989
Real Estate Loans
Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Real estate loans secured by non-consumer residential real estate comprise less than 1% of the total loan portfolio (consumer residential mortgage loans are classified separately and included in consumer loans). Construction loans are also a small portion of the total real estate portfolio, comprising approximately 2% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, decreased $107.6 million or, 1%, to $8.77 billion at December 31, 2020 from $8.66 billion at December 31, 2019. Real estate loans declined slightly in 2020 from 2019 due to a decline in originations and an increase in real estate loan payoffs during the year.
Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, commercial SBA loans, equipment leasing loans, warehouse lines of credit and SBA Paycheck Protection Program (“PPP”) loans. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. Warehouse lines of credit are utilized by mortgage originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial business classification for warehouse lines of credit. During 2020, commercial business loans increased $1.44 billion, or 53%, to $4.16 billion at December 31, 2020 from $2.72 billion at December 31, 2019. The increase in commercial business loans was due to an increase in commercial term loans, warehouse lines of credit, and PPP loans funded in 2020.
Residential mortgage loan represented approximately 4% of total loan portfolio. Residential mortgage portfolio declined from $835.2 million in 2019, or 30% to $582.2 million in 2020. Consumer loans comprise approximately less than 1% of the total loan portfolio. Most of our consumer loan portfolio include automobile loans, home equity lines and loans, signature term loans and lines of credit, and credit card loans. Consumer loans decreased $4.0 million, or 7%, to $51.1 million at December 31, 2020 from $55.1 million at December 31, 2019. The decreases in residential mortgage and consumer loans were due primarily to the decrease in loan originations in 2020 as well as an increase in residential mortgage loans sold during the year.

Loan Commitments
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Commitments to extend credit	$2,137,178	$1,864,947	$1,712,032	$1,526,981	$1,592,221
Standby letters of credit	108,834	113,720	69,763	74,748	63,753
Other commercial letters of credit	40,508	37,627	65,822	74,147	52,125
Total	$2,286,520	$2,016,294	$1,847,617	$1,675,876	$1,708,099
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
Nonperforming assets were $143.3 million at December 31, 2020 compared to $122.1 million at December 31, 2019. Nonperforming assets at December 31, 2020 increased from December 31, 2019 due to the increases in nonaccrual loans and accruing restructured loans, partially offset by decreases in loans past due 90 days or more and still accruing and OREO. The following table illustrates the composition of nonperforming assets and nonperforming loans as of the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans (1)	$85,238	$54,785	$53,286	$46,775	$40,074
Loans 90 days or more days past due, still accruing (2)	614	7,547	1,529	407	305
Accruing restructured loans	37,354	35,709	50,410	67,250	48,874
Total nonperforming loans	123,206	98,041	105,225	114,432	89,253
OREO	20,121	24,091	7,754	10,787	21,990
Total nonperforming assets	$143,327	$122,132	$112,979	$125,219	$111,243
_________________________
(1) Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation and excludes PCI loans for periods prior to 2020
(2) Excludes PCI loans at reporting years 2016 to 2019

COVID-19 Related Loan Modifications
In 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently many of those requests for modifications were granted during the second quarter of 2020. Many of these modifications had deferral periods that expired during the third quarter of 2020 and some of these loans were granted a second modification. As of June 30, 2020, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $3.12 billion, which represented approximately 24.2% of our total loan portfolio. As of September 30, 2020, COVID-19 related modifications totaled $1.15 billion or approximately 8.8% of our total loan portfolio and COVID-19 related modifications at December 31, 2020 totaled $1.38 billion or approximately 10.2% of our total loan portfolio. The number of modification we are providing has declined significantly as of December 31, 2020 compared to modification at June 30, 2020.
COVID-19 modifications at January 31, 2021 declined to $1.26 billion or 9.3% of the loan portfolio. Based on the expiration schedule of modifications as of December 31, 2020, we expect total modifications to decline to 2-3% of total loans by June 30, 2021, assuming we do not provide any new modifications.
Loans that have been modified under the CARES Act were not categorized as past due, TDR, or nonaccrual as of December 31, 2020 unless the loans were categorized as past due, TDR, or nonaccrual prior to the modification. All COVID-19 modifications are being monitored by management for potential downgrades to classified and nonaccrual status as the CARES Act provides temporary relief of certain modifications from TDR classification, but not from classified or nonaccrual status.
To assist our customers during this difficult time, we provided various types of modifications to fit the needs of each borrower. Of the COVID-19 related modifications as of December 31, 2020, $414.8 million or 30% consisted of full payment deferrals, $430.3 million or 31% consisted of a hybrid of full payment deferral for a period followed by interest only payments, $407.6 million or 30% consisted of interest only payments, and the remaining modifications consisted of maturity extensions. The length of time for the modified loans ranged from 2 to 18 months, but most of the modifications had terms of either 6 or 9 months (modification terms are not stated on a cumulative basis).
The following table presents total COVID-19 related modifications by loan type as of December 31, 2020:

	COVID-19 Modifications
	December 31, 2020
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$1,099	$54,795	2.0%	$42
Real estate – commercial
Retail	288,154	2,280,297	12.6%	5,046
Hotel & motel	720,420	1,615,019	44.6%	14,200
Gas station & car wash	11,282	889,165	1.3%	262
Mixed use	77,436	694,227	11.2%	1,811
Industrial & warehouse	29,842	1,084,840	2.8%	560
Other	115,428	1,862,411	6.2%	1,636
Real estate – construction	62,068	291,380	21.3%	1,146
Commercial business	37,925	4,157,787	0.9%	154
Residential mortgage	35,744	582,232	6.1%	466
Consumer and other	763	51,060	1.5%	41
Total	$1,380,161	$13,563,213	10.2%	$25,364

At December 31, 2020 approximately 73% of all of the COVID-19 related modifications were loans secured by hotel/motel and retail properties (includes some construction loans secured by hotel/motel and retail properties) as these industries were hard hit by the pandemic. Our hotel/motel loan portfolio consists mostly of limited services facilities, which were less impacted by the pandemic compared to destination hotel properties. Although occupancy trends have stabilized for many of our hotel/motel operators, approximately half of the hotel/motel borrowers that had a modification at June 30, 2020 required a second round of modifications. The majority of our hotel/motel loans are secured with personal guarantees.
Modified loans secured by retail properties consist mostly of strip mall type properties anchored by grocery markets with tenants of these properties made up of largely service oriented businesses. Commercial real estate loans secured by retail properties represented approximately 21% of all COVID-19 modifications as of December 31, 2020. Many of these businesses are now operating again, although at a limited level due to a social distancing requirement as a result of the pandemic. As a result, only 36% of retail commercial real estate loans modified as of June 30, 2020 were modified at December 31, 2020.
In accordance with the CARES Act and interagency guidance, qualifying modifications provide banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. This timeframe was extended in December 2020 to the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration. As of December 31, 2020, loans modified under Section 4013 of the CARES Act and interagency guidance were not included as TDRs.
Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding as of December 31, 2020.

	December 31, 2020
	Loans Maturing
	Within One Year	After One to Five Years	After Five Years	Total Loans Outstanding
	(Dollars in thousands)
Real estate loans:
Residential	$10,261	$27,565	$16,969	$54,795
Commercial	973,352	4,271,699	3,180,908	8,425,959
Construction	275,580	15,801	—	291,381
Total real estate loans	1,259,193	4,315,065	3,197,877	8,772,135
Commercial business loans	1,945,602	1,723,036	489,149	4,157,787
Residential mortgage	—	—	582,231	582,231
Consumer loans	33,163	16,544	1,353	51,060
Total loans outstanding	$3,237,958	$6,054,645	$4,270,610	$13,563,213

Fixed interest rate (1)	$740,644	$4,099,663	$3,002,874	$7,843,181
Variable interest rate	2,497,314	1,954,982	1,267,736	5,720,032
Total loans outstanding	$3,237,958	$6,054,645	$4,270,610	$13,563,213
_________________________
(1) Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods as of December 31, 2020.
Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Houston, Dallas, Chicago, and Seattle metropolitan areas. At December 31, 2020, loans from California represented 60% of the total loans outstanding and loans from New York and New Jersey represented 16%. The remaining 24% of total loans outstanding represented loans from other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the California market, most of our business activity is with customers located within Southern California (54%). Therefore, our exposure to credit risk is significantly affected by changes in the economy in the Southern California area. Within our commercial real estate loan portfolio, the largest industry concentrations are retail building (19%), hotel/motel (19%), industrial & warehouse (10%), and gas station & car wash (12%). Within our commercial and business loan portfolio, the largest industry concentrations are finance and insurance (34%), wholesalers (14%), retail trade (12%), manufacturing (11%), and services (10%).

Allowance for Credit Losses
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
When principal or interest on a loan is 90 days or more past due, a loan is generally placed on nonaccrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered a loss in whole or in part when (1) it appears that loss exposure on the loan exceeds the collateral value for the loan, (2) servicing of the unsecured portion has been discontinued, or (3) collection is not anticipated due to the borrower’s financial condition and general economic conditions in the borrower’s industry. Any loan or portion of a loan judged by management to be uncollectible is charged against the allowance for credit losses, while any recoveries are credited to the allowance.
Allowance for Credit Loss
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
The allowance for credit losses (“ACL”) was $206.7 million at December 31, 2020 compared to allowance for credit losses of $94.1 million at December 31, 2019. We recorded provisions for credit losses of $95.0 million in 2020 compared to $7.3 million in 2019, and $14.9 million in 2018. During 2020, we charged off $16.0 million in loans outstanding and recovered $7.4 million in loans previously charged off. Charge offs for the 2020 included the charge offs of $4.7 million in specific reserves held against purchased credit-impaired loans that were reclassified under the new CECL methodology. Total criticized loans, or loan rated special mention, substandard, doubtful, or loss at December 31, 2020 totaled $551.5 million compared to $400.7 million at December 31, 2019. The ACL was 1.52% of loans receivable at December 31, 2020 and 0.77% of loans receivable at December 31, 2019. The ACL to loans receivable ratio does not include non-credit related discount on acquired loans. Total discount on acquired loans at December 31, 2020 and 2019 totaled $23.3 million and $45.9 million, respectively. ACL on individually evaluated loans increased to $7.3 million at December 31, 2020 from $3.4 million at December 31, 2019. In addition to allowance for credit losses, we had $1.3 million in allowances for unfunded loan commitments as of December 31, 2020, compared to $636 thousand as of December 31, 2019.
The following table presents total nonaccrual and delinquent loans (loans past due 30+ days) as of the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Real estate - residential	$—	$—	$—	$—	$679
Real estate - commercial	64,894	40,460	38,260	33,838	37,649
Real estate - construction	18,723	14,015	—	1,300	2,813
Commercial business	17,304	12,681	23,884	25,546	15,632
Residential mortgage	11,690	13,220	17,431	9,998	378
Consumer and other	1,414	1,100	804	453	1,265
Total nonaccrual and delinquent loans	$114,025	$81,476	$80,379	$71,135	$58,416
Nonaccrual loans included above	$85,238	$54,785	$53,286	$46,775	$40,074

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
This analysis is performed on at least a quarterly basis. We use the following definitions for risk ratings:
•Pass: Loans that meet a preponderance or more of our underwriting criteria and evidence an acceptable level of risk.
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
•Doubtful/Loss: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans assigned a risk rating of Special Mention, Substandard, Doubtful, or Loss are referred to as Criticized Loans and loans assigned a risk rating of Substandard, Doubtful, or Loss are separately referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Special Mention	$184,941	$141,452	$163,089	$214,891	$243,656
Substandard	366,556	259,278	317,915	353,222	311,106
Doubtful/Loss	1	13	412	362	1,949
Total Criticized Loans	$551,498	$400,743	$481,416	$568,475	$556,711

The following table shows the provision for credit losses, the amount of loans charged off, and recoveries on loans previously charged off together with the balance in the allowance for credit losses at the beginning and end of each year, the amount of average and total loans outstanding as well as other pertinent ratios as of the dates and for the years indicated:

	At or For The Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale	$12,698,523	$11,998,675	$11,547,022	$10,642,349	$8,121,897
Total loans receivables, excluding loans held for sale	13,563,213	12,276,007	12,098,115	11,102,575	10,543,332
ALLOWANCE:
Balance - beginning of year	94,144	92,557	84,541	79,343	76,408
Loans charged off:
Real estate	(8,658)	(1,803)	(6,726)	(3,142)	(910)
Commercial business	(6,157)	(5,086)	(2,891)	(13,300)	(7,293)
Residential mortgage	—	—	—	—	—
Consumer and other	(1,211)	(1,220)	(1,258)	(968)	(757)
Total loans charged off	(16,026)	(8,109)	(10,875)	(17,410)	(8,960)
Less recoveries:
Real estate	1,851	2,104	1,028	212	1,187
Commercial business	5,526	1,596	2,892	4,996	1,614
Residential mortgage	—	—	—	28	—
Consumer and other loans	46	36	71	12	94
Total loan recoveries	7,423	3,736	3,991	5,248	2,895
Net loans (charged off) recovered	(8,603)	(4,373)	(6,884)	(12,162)	(6,065)
CECL day 1 adoption impact	26,200	—	—	—	—
Provision for credit losses	95,000	7,300	14,900	17,360	9,000
PCI allowance adjustment	—	(1,340)	—	—	—
Balance - end of year	$206,741	$94,144	$92,557	$84,541	$79,343

RATIOS:
Net loan charge offs to average loans	0.07%	0.04%	0.06%	0.11%	0.07%
Allowance for credit losses to total loans receivable	1.52%	0.77%	0.77%	0.76%	0.75%
Net loan charge offs to allowance for credit losses	4.16%	4.65%	7.44%	14.39%	7.64%
Net loan charge offs to provision for credit losses	9.06%	59.90%	46.20%	70.06%	67.39%
Allowance for credit losses to nonperforming loans	167.80%	96.03%	87.96%	73.88%	88.90%

The following table reflects our allocation of the allowance for credit losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio
	(Dollars in thousands)
Loan Type
Real estate—residential	$391	0.71%	$204	0.39%	$112	0.22%	$88	0.18%	$209	0.36%
Real estate—commercial	159,527	1.89%	51,712	0.62%	55,890	0.67%	57,664	0.71%	49,917	0.64%
Real estate—construction	2,278	0.78%	1,677	0.57%	765	0.28%	930	0.29%	1,621	0.64%
Commercial business	39,155	0.94%	33,032	1.21%	28,484	1.22%	22,471	1.15%	25,444	1.28%
Residential mortgage	4,227	0.73%	5,925	0.71%	5,207	0.52%	2,442	0.41%	1,159	0.34%
Consumer and other	1,163	2.28%	1,594	2.89%	2,099	4.15%	946	1.68%	993	1.57%
Total	$206,741	1.52%	$94,144	0.77%	$92,557	0.77%	$84,541	0.76%	$79,343	0.75%

The adequacy of the allowance for credit losses is determined upon an evaluation and review of the credit quality of the loan portfolio, taking into consideration economic forecasts, historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors. We use a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. We incorporate in our modeled approach, Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies. For non-modeled loans, the allowance for credit losses is largely based on historical loss experience. Both approaches are combined with other quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans with similar risk characteristics.
For loans which do not share similar risk characteristics such as nonaccrual and TDR loans above $500 thousand, we evaluate these loans on an individual basis in accordance with ASC 326. These nonaccrual and TDR loans are considered to have different risk profiles than performing loans and therefore are evaluated separately. We ultimately decided to collectively assess TDRs and nonaccrual loans with balances below $500 thousand along with the performing and accrual loans in order to reduce the operational burden of individually assessing small TDR and nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, we obtain new appraisals to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, we either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, we recognizes an ACL with a corresponding charge to the provision for credit losses.
Individually evaluated loans at December 31, 2020 were $123.2 million, a net increase of $32.6 million from $90.7 million at December 31, 2019. The net increase in individually evaluated loans was due primarily to increase in nonaccrual loans in 2020.
We also maintain a separate ACL for our off-balance sheet unfunded loan commitments. We utilize a funding rate to allocate the allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn can potentially become drawn at any point. The funding rate is determined based on a lookback period of 8 quarters. Credit loss is not estimated for off-balance sheet credit exposures that are unconditionally cancellable by us at the time of measurement.

OREO
OREO consists of real estate properties acquired through foreclosure or similar means. OREO is recorded at fair value, less estimated selling costs. At December 31, 2020 and 2019, OREO totaled $20.1 million and $24.1 million, respectively. The number of OREO properties held at December 31, 2020 and 2019 was 14 and 18, respectively. For the year ended December 31, 2020, three properties were transferred to OREO totaling of $2.9 million and we sold seven OREO properties totaling $2.6 million. For the year ended December 31, 2019, nine properties were transferred to OREO totaling $19.4 million and we sold nine OREO properties totaling $3.2 million.
The changes in OREO for the years ended December 31, 2020 and 2019 were as follows:

	Year ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$24,091	$7,754
Additions to OREO	2,928	19,381
OREO sales	(2,566)	(3,211)
Valuation adjustments, net	(4,332)	167
Balance at end of period	$20,121	$24,091

Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $14.33 billion at December 31, 2020 from $12.53 billion at December 31, 2019.
The increase in deposits during 2020 was primarily due to an increase in money market deposits, demand deposits, and savings deposits partially offset by a decline in time deposits. At December 31, 2020, we had $1.14 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.48 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2019. The brokered deposits represented approximately 7.92% of our total deposits as of December 31, 2020 compared to 11.80% as of December 31, 2019. The California State Treasurer deposits have three to six months maturities with a weighted average interest rate of 0.15% and 1.65% at December 31, 2020 and 2019, respectively.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated:

	December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$4,814,254	34%	$3,108,687	25%	$3,022,633	25%
Demand, interest bearing	5,232,413	37%	3,985,556	32%	3,036,653	25%
Savings	300,770	2%	274,151	2%	225,746	2%
Time deposit of more than $250,000	1,854,414	13%	1,856,715	15%	1,773,430	14%
Other time deposits	2,132,061	15%	3,302,255	26%	4,097,194	34%
Total Deposits	$14,333,912	100%	$12,527,364	100%	$12,155,656	100%

The following table presents the maturity schedules of our time deposits, as of dates indicated:

	December 31,
	2020		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$1,612,171	40%	$1,897,616	37%	$1,626,890	28%
Over three months through six months	1,095,373	27%	1,019,735	20%	1,165,674	20%
Over six months through twelve months	1,177,552	30%	2,132,672	41%	2,390,715	41%
Over twelve months	101,379	3%	108,947	2%	687,345	11%
Total time deposits	$3,986,475	100%	$5,158,970	100%	$5,870,624	100%

The following table indicates the maturity schedules of our time deposits in amounts of more than $250,000 as of December 31, 2020:

	Amount	Percentage
	(Dollars in thousands)
Three months or less	$986,633	53%
Over three months through six months	355,113	19%
Over six months through twelve months	482,250	26%
Over twelve months	30,418	2%
Total	$1,854,414	100%

There is no assurance that we will be able to continue to replace maturing time deposits at competitive rates. However, if we are unable to replace these maturing time deposits with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB, as well as with liquid assets.
FHLB Advances and Federal Funds Purchased
We utilize a combination of short-term and long-term borrowings from the FHLB and other sources to help manage our liquidity position. However, borrowings are used as a secondary source of funds and deposits are our main source of funding and liquidity.
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. We did not have any federal funds purchased at December 31, 2020 and 2019.
FHLB Advances
We may borrow from the FHLB on a short term or long term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2020 and 2019, FHLB advances totaled $250.0 million and $625.0 million, respectively with average remaining maturities of 0.8 years and 1.2 years, respectively. The weighted average rate for FHLB advances was 1.07% at December 31, 2020 compared to 1.84% at December 31, 2019. In third quarter of 2020, we utilized a portion of our excess liquidity to payoff $300.0 million in FHLB advances. These advances were paid off before maturity and resulted in a prepayment fee of $3.6 million. As of December 31, 2020, our remaining available FHLB borrowing capacity was $3.92 billion

Convertible Notes
During the second quarter of 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at December 31, 2020 was $204.6 million, net of a $12.9 million in discounts, which represents the conversion option discount and capitalized issuance costs. At December 31, 2019, the net carrying balance of convertible notes was $199.5 million, net of $18.0 million in discounts and issuance costs. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Subordinated Debentures
At December 31, 2020, our nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of Hope Bancorp’s subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Debentures totaled $104.2 million at December 31, 2020 and $103.0 million at December 31, 2019.
As of December 31, 2020 and 2019, the Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $104.2 million, net of $25.7 million in discounts, as of December 31, 2020, issued by us to the Trusts and the investment in Trusts’ common stock of $3.9 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the Trust Preferred Securities at December 31, 2020:

Trust Name	Issuance Date	Amount	Carry Value of Subordinated Debentures	Maturity Date	Coupon Rate	Current Rate	Interest Distribution and Callable Date
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3M LIBOR + 3.15%	3.400%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3M LIBOR + 2.85%	3.125%	Every 7th of Jan, Apr, Jul and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3M LIBOR + 2.95%	3.196%	Every 17th of Mar, Jun, Sep and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3M LIBOR + 1.65%	1.900%	Every 15th of Mar, Jun, Sep and Dec
Center Capital Trust I	12/30/2003	18,000	14,457	01/07/2034	3M LIBOR + 2.85%	3.125%	Every 7th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust II	03/17/2005	20,000	15,968	03/17/2035	3M LIBOR + 1.79%	2.036%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	11,325	09/15/2035	3M LIBOR + 1.40%	1.650%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	18,332	09/15/2037	3M LIBOR + 1.38%	1.630%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	15,228	06/30/2037	3M LIBOR + 1.62%	1.840%	Every 30th of Mar, Jun, Sep, and Dec
Total Trust		$126,000	$104,178

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
Our total stockholders’ equity increased $17.7 million, or 0.87%, to $2.05 billion at December 31, 2020 from $2.04 billion at December 31, 2019. The increase in our stockholders’ equity at December 31, 2020 compared to December 31, 2019 was largely due to net income earned in 2020 totaling $111.5 million and $23.6 million from the increase in other comprehensive income, and $6.9 million due to stock compensation adjustments. These increases were offset by $36.2 million in share repurchases, $69.2 million in cash dividends paid, and a decrease of $18.9 million due to the Day 1 impact from the adoption of CECL, net of taxes. We elected to defer the $18.9 million Day 1 CECL impact to regulatory capital for two years in accordance with the revised regulatory CECL transition guidance.
At December 31, 2020, our ratio of common equity to total assets was 12.01% compared to 13.00% at December 31, 2019, and our tangible common equity represented 9.50% of tangible assets at December 31, 2020, compared with 10.27% of tangible assets at December 31, 2019. Tangible common equity per share was $12.81 at December 31, 2020, compared with $12.40 at December 31, 2019. Tangible common equity to tangible assets and tangible common equity per share are non-GAAP financial measures that we believe provides investors with information that is useful in understanding our financial performance and position.
We provide certain non‑GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our financial performance and position. The methodologies for determining non-GAAP measures may differ among companies. The following tables reconciles non-GAAP financial measures used to the most comparable GAAP performance measures:

	At December 31,
	2020	2019
	(Dollars in thousands, except share and per share data)
Total stockholders’ equity	$2,053,745	$2,036,011
Less: Goodwill and core deposit intangible assets, net	(474,158)	(476,283)
Tangible common equity	$1,579,587	$1,559,728

Total assets	$17,106,664	$15,667,440
Less: Goodwill and core deposit intangible assets, net	(474,158)	(476,283)
Tangible assets	$16,632,506	$15,191,157

Common shares outstanding	123,264,864	125,756,543

Tangible common equity ratio (Tangible common equity / tangible assets)	9.50%	10.27%
Common tangible equity per share (Tangible common equity / common shares outstanding)	$12.81	$12.40

The following tables compare Hope Bancorp’s and the Bank’s capital ratios at December 31, 2020 to those required by our regulatory agencies to generally be deemed “adequately capitalized” for capital adequacy classification purposes:

	December 31, 2020
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,568,508	10.94%	$645,366	4.50%	$923,142	6.44%
Total capital (to risk-weighted assets)	$1,846,229	12.87%	$1,147,317	8.00%	$698,912	4.87%
Tier 1 capital (to risk-weighted assets)	$1,668,786	11.64%	$860,487	6.00%	$808,299	5.64%
Tier 1 capital (to average assets)	$1,668,786	10.22%	$653,163	4.00%	$1,015,623	6.22%

	December 31, 2020
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$1,850,091	12.90%	$645,277	4.50%	$1,204,814	8.40%
Total capital (to risk-weighted assets)	$2,027,534	14.14%	$1,147,159	8.00%	$880,375	6.14%
Tier 1 capital (to risk-weighted assets)	$1,850,091	12.90%	$860,369	6.00%	$989,722	6.90%
Tier 1 capital (to average assets)	$1,850,091	11.33%	$653,241	4.00%	$1,196,850	7.33%
New capital rules require a capital conservation buffer of 2.50% above the three minimum risked-weighted capital ratios. Our capital ratios at December 31, 2020 and 2019 exceeded all of the regulatory minimums including the fully-phased in capital conservation buffer.
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
Net cash inflows from operating activities totaled $165.9 million, $183.9 million, and $220.0 million during 2020, 2019 and 2018, respectively. Net cash inflows from operating activities for 2020 were primarily attributable to proceeds from sales of loans held for sale and net income partially offset by originations of held for sale loans.
Net cash outflows from investing activities totaled $1.83 billion, $36.8 million, and $1.15 billion during 2020, 2019 and 2018, respectively. Net cash outflows from investing activities during 2020 were primarily from purchases of securities available for sale, net increase in loans receivable, and purchase of loans receivable. These outflows were offset by proceeds received for securities available for sale that were paid down during the year, proceeds from sales of available for sale securities, and proceeds from sales of other loans.
Net cash inflows from financing activities totaled $1.32 billion, $91.9 million, and $895.1 million during 2020, 2019 and 2018, respectively. Net cash inflows from financing activities for 2020 was primarily attributable to an increase in deposits and proceeds from FHLB borrowings offset by the repayment of FHLB advances, treasury stock repurchases, and dividends paid on common stock.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may purchase federal funds, borrow funds from the FHLB or the FRB’s Discount Window. As of December 31, 2020, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $4.88 billion, and we had $250.0 million in borrowings from the FHLB and no borrowings outstanding from the FRB. The FHLB System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities available for sale that are not pledged. Our liquid assets consist of cash and cash equivalents, interest bearing cash deposits with other banks, liquid investment securities available for sale, and loan repayments within 30 days. Liquid assets totaled $2.23 billion and $1.95 billion at December 31, 2020 and 2019, respectively. Cash and cash equivalents totaled $350.6 million at December 31, 2020 compared to $698.6 million at December 31, 2019.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits, and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2020, our average gross loans to average deposits ratio was 93% and 99% for both 2019 and 2018.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2020, management was not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material or adverse effect on our liquidity position. As of December 31, 2020, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2020. Payments shown for time deposits, FHLB advances, convertible notes, and subordinated debenture include interest obligation to their respective repricing dates:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time deposits	$3,896,058	$101,320	$719	$403	$3,998,500
FHLB advances	152,400	102,285	—	—	254,685
Convertible notes	4,350	223,518	—	—	227,868
Subordinated debentures (1)	551	—	—	104,178	104,729
Commitments to fund investments in affordable housing partnerships	10,678	1,038	670	2,762	15,148
Unused credit extensions	1,661,042	314,054	140,230	21,852	2,137,178
Standby letters of credit	98,421	10,289	124	—	108,834
Other commercial letters of credit	40,357	151	—	—	40,508
Total	$5,863,857	$752,655	$141,743	$129,195	$6,887,450
 ___________________
(1)     Interest for variable rate subordinated debentures were calculated using interest rates at December 31, 2020.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Derivative Activity
As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, risk participation agreements, caps, floors, interest rate lock commitments, and forward sales commitments, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts.
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

The following table illustrates our combined asset and liability contractual repricing as of December 31, 2020:

	0 - 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Interest-bearing cash at FRB	$94,014	$—	$—	$—	$94,014
Interest-bearing deposits in other financial institutions	4,658	23,984	—	—	28,642
Securities available for sale	4,119	351	2,015	2,279,126	2,285,611
Equity investments	59,699	—	—	—	59,699
Loans outstanding(1)	4,741,721	1,595,584	6,013,224	1,230,427	13,580,956
Total rate sensitive assets	$4,921,461	$1,619,919	$6,015,239	$3,509,553	$16,066,172
Rate Sensitive Liabilities:
Money market and NOW	5,232,413	—	—	—	5,232,413
Savings deposits	174,593	28,195	97,963	19	300,770
Time deposits	1,612,171	2,272,925	100,979	400	3,986,475
FHLB advances	150,000	—	100,000	—	250,000
Convertible notes	—	—	204,565	—	204,565
Subordinated debentures	104,178	—	—	—	104,178
Total rate sensitive liabilities	$7,273,355	$2,301,120	$503,507	$419	$10,078,401

Net Gap Position	$(2,351,894)	$(681,201)	$5,511,732	$3,509,134
Cumulative Gap Position	$(2,351,894)	$(3,033,095)	$2,478,637	$5,987,771
 ___________________
(1)Includes nonaccrual loans of loans of $85.2 million and held for sale of $17.7 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2020, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table:

	December 31, 2020		December 31, 2019
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	4.81%	5.11%	1.57%	(1.84)%
+ 100 basis points	2.35%	3.29%	0.88%	(0.42)%
- 100 basis points	(1.31)%	(7.63)%	(1.10)%	(1.12)%
- 200 basis points	(1.41)%	10.80%	(2.68)%	(4.43)%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analysis, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2020.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of Hope Bancorp, together with the report of Crowe LLP begin on page F-1 of this Report and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements for the Years Ended December 31, 2020, 2019 and 2018
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 23 “Quarterly Financial Data (unaudited)” in the Notes to the Consolidated Financial Statements.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2020.
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
With the participation of our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, and under the direction of our audit committee, our management has conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2020 using the criteria set forth by COSO. Based on this assessment, our management believes that the Company’s system of internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting which is included below in this section.
c.     Changes in Internal Control Over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-1 of this report.

Item 9B.OTHER INFORMATION
None.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Delinquent Section 16(a) Reports, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2020.
Item 11.EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2021 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2020.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2021 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2020.
The following table summarizes our equity compensation plans as of December 31, 2020:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	851,580	$15.25	921,709
Equity compensation plans not approved by security holders	—	—	—
Total	851,580	$15.25	921,709
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2021 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2020.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2021 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2020.

PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

4.4
Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 29, 2007)

4.5
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Center Financial’s Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 31, 2003, filed with the SEC on March 30, 2004)

4.6
Indenture, dated as of March 17, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.7
Indenture, dated as of September 15, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.9, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.8
Indenture, dated as of July 10, 2007, between Wilshire Bancorp, Inc. and LaSalle Bank National Association (incorporated herein by reference to Wilshire Bancorp’s Quarterly Report on Form 10-Q, Exhibit 4.12, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007)

4.9
Indenture, dated as of March 30, 2007 between Saehan Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.11, for the year ended December 31, 2013, filed with the SEC on March 14, 2014)

4.10
Indenture dated May 11, 2018, by and between Hope Bancorp, Inc. and U.S. Bank National Association (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on May 11, 2018)

4.11
Description of Securities Registered Under Section 12 of the Exchange Act (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.11, for the year ended December 31, 2019 filed with the SEC on February 26, 2020)

10.1
Second Amended and Restated Employment Agreement, dated April 1, 2017, by and between Hope Bancorp, Inc. and Kevin S. Kim (incorporated herein by reference to the 8-K filed with the SEC on May 3, 2017)*

10.2	Bank of Hope 2017 Employee Stock Purchase Program (incorporated herein by reference to the 10-Q filed with the SEC on November 8, 2017)*

10.3	Hope Bancorp, Inc. 2019 Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A, Annex A, filed with the SEC on April 30, 2019)*

10.4	Affiliate Agreement between Hope Bancorp, Inc. and Bank of Hope (incorporated by reference to the 10-K filed with the SEC on February 26, 2020)*

10.5	Tax Sharing Agreement among Hope Bancorp, Inc and Bank of Hope (incorporated by reference to the 10-K filed with the SEC on February 26, 2020)*

14.1	Director Code of Ethics and Business Conduct (incorporated herein by reference to the 10-K filed with the SEC on March 1, 2018)

14.2	Code of Ethics and Business Conduct (incorporated herein by reference to the 10-K filed with the SEC on March 1, 2018)

21.1	Subsidiaries of the Registrant+

23.1	Consent of Crowe LLP+

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

Number	Description
31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*     Management contract, compensatory plan, or arrangement
+     Filed herewith
++    Furnished herewith
Item 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	March 1, 2021	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ KEVIN S. KIM	Chairman, President, and Chief Executive Officer	March 1, 2021
	Kevin S. Kim	(Principal Executive Officer)

By:	/s/ ALEX KO	Executive Vice President & Chief Financial Officer	March 1, 2021
	Alex Ko	(Principal Financial and Accounting Officer)

By:	/s/ SCOTT YOON-SUK WHANG	Director	March 1, 2021
Scott Yoon-Suk Whang

By:	/s/ STEVEN S. KOH	Director	March 1, 2021
Steven S. Koh

By:	/s/ DONALD D. BYUN	Director	March 1, 2021
Donald D. Byun

By:	/s/ JINHO DOO	Director	March 1, 2021
Jinho Doo

By:	/s/ DAISY HA	Director	March 1, 2021
Daisy Ha

By:	/s/ JIN CHUL JHUNG	Director	March 1, 2021
Jin Chul Jhung

By:	/s/ CHUNG HYUN LEE	Director	March 1, 2021
Chung Hyun Lee

By:	/s/ WILLIAM J. LEWIS	Director	March 1, 2021
William J. Lewis

By:	/s/ DAVID P. MALONE	Director	March 1, 2021
David P. Malone

By:	/s/ JOHN R. TAYLOR	Director	March 1, 2021
John R. Taylor

By:	/s/ DALE S. ZUEHLS	Director	March 1, 2021
Dale S. Zuehls

By:	/s/ JOON KYUNG KIM	Director	March 1, 2021
Joon Kyung Kim

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Hope Bancorp, Inc.
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Hope Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle
As discussed in Notes 1 and 4 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codifications No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance and Provision for Credit Losses – Loans Carried at Amortized Cost
Refer to Notes 1 and 4 to the Consolidated Financial Statements
On January 1, 2020 (“adoption date”), the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) under a modified retrospective approach, which required the Company to estimate expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology. As of the adoption date, the Company reported a $120.3 million allowance for credit losses (“ACL”) under the CECL methodology on its $12.3 billion of loans carried at amortized cost. Upon adoption of the new standard, the Company recorded a $26.2 million increase to the ACL. After adjusting for the net tax impact, an $18.8 million decrease was recorded in retained earnings through a cumulative-effect adjustment. See change in accounting principle explanatory paragraph above.
The ACL under the CECL methodology was a significant estimate recorded within the Company’s financial statements with a reported balance of $120.3 million and $206.7 million as of the adoption date and December 31, 2020, respectively. As of the same dates, of the total ACL balance, $109.3 million and $199.4 million, or approximately 91% and 96%, of the ACL was estimated on a collective basis utilizing reasonable and supportable forecasts, current conditions and historical loss experience. As of both dates, the Company utilized models to estimate probability of default (“PD”) and loss given default (“LGD”) rates to estimate the estimated loss of its two largest loan portfolio segments – commercial real estate (“CRE”) and commercial business (“CB”) loans. The modeled ACL represented a significant component of this portion of the Company’s ACL estimate.
The principal consideration for our determination that auditing the modeled component of the allowance for credit losses estimate is a critical audit matter is due to the level of audit effort required for certain aspects of the modeling process. The Company’s CECL modeling process is multifaceted and involves a significant amount of effort and management judgment, which in turn involved our especially complex and subjective judgment. We identified the following two facets within the Company’s modeling process that required a significant amount of audit effort and involved especially subjective or complex auditor judgment: (1) evaluating the conceptual soundness of the models used to assist in estimating the ACL on the Company’s CRE and CB loan portfolio segments in accordance with the new standard and (2) evaluating the reasonableness of management judgments and assumptions used in the CRE and CB modeling process.
(1) PD and LGD models – conceptual soundness
The Company utilized models to assist in calculating the PD and LGD rates for its CRE and CB loans. A significant amount of judgment was required when assessing the conceptual design and statistical methodology of the employed models and whether the models were relevant to the Company’s loan portfolio and suitable for use in the Company’s CECL estimation process, which in turn involved our especially complex and subjective judgment.
To address this matter, we tested the design and effectiveness of the Company’s controls over the model validation process of assessing the conceptual soundness of the PD and LGD models. We also utilized Crowe LLP-employed valuation specialists (“Crowe VS”) to evaluate the conceptual soundness of each model’s methodology, conceptual design and applicability to the Company, as well as the Company’s internal backtesting. Crowe VS also performed procedures to assess the relationships between the Company’s PD and LGD rates and model risk factors.
(2) Management judgments and assumptions
Throughout the Company’s ACL estimation process for CRE and CB loans evaluated on a collective basis, a number of management judgements and assumptions are required during the modeling processes or subsequent to the modeling processes. Management judgments and assumptions are made as part of the modeling process, such as the selection of economic forecast scenarios to adjust PD and LGD rates. Management’s identification and analysis of these judgments and assumptions requires significant judgment, which in turn involved our especially complex and subjective judgment.
To address these matters, we tested the design and effectiveness of the Company’s controls related to management judgments and assumptions within the modeling and ACL estimation processes including, but not limited to:
•Management’s model validation, conducted by the Company’s Model Risk Management Department, which includes an evaluation the reasonableness and sensitivity of significant management judgments and assumptions
•Management’s review of the reasonableness and sensitivity of significant judgments and assumptions
•Management’s review of the directional consistency of judgments and assumptions with modeled or estimate results
Our principal substantive audit procedures related to the management judgments and assumptions included, but were not limited to:
•Evaluation of the sensitivity of significant judgments and assumptions
•Evaluation of the reasonableness of management’s judgments and assumptions within the Company’s ACL methodology and framework
•Evaluation of the directional consistency of judgments and assumptions with modeled or estimate results
Goodwill Impairment Evaluation
Refer to Notes 1 and 5 to the Consolidated Financial Statements
The Company’s consolidated goodwill balance was $464.5 million at December 31, 2020, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. The quantitative assessment of goodwill for the Company’s single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”). The calculation of the goodwill impairment involves significant estimates and subjective assumptions which require a high degree of management judgment. This judgment includes, but is not limited to, the selection of appropriate discount rates and the development of cash flow projections.
We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal considerations for this determination was the degree of auditor judgment in performing procedures over the significant assumptions, which include discount rate, terminal growth rate and capital requirements, and prospective financial information.

To address this matter, we tested the design and effectiveness of the Company’s controls including, but not limited to:
•Management’s review of the reasonableness and accuracy of the Company’s prospective financial information used in the discounted cash flow methodology
•Management’s evaluation of significant assumptions used by a third-party valuation specialist, including discount rate, terminal growth rate and capital requirements used to determine fair value
•Management’s evaluation of the sensitivity of fair value under techniques other than the income approach, including an estimate based on selected market information (“market approach”)
Our principal substantive audit procedures related to this matter included, but were not limited to:
•Evaluation of financial data for accuracy, including comparison of prospective financial information to the Company’s forecasts
•Evaluation of the reasonableness of management’s forecasted cash flows
•Utilization of Crowe VS to assist in evaluating the appropriateness of valuation methodologies, certain assumptions and overall reasonableness of the fair value
•Utilization of Crowe VS to assist in evaluating the sensitivity of the fair value when considering the market approach fair value technique

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2017.

Los Angeles, California
March 1, 2021

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2020 AND 2019

	December 31,
	2020	2019
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$256,565	$283,130
Interest-bearing cash in other banks	94,014	415,437
Total cash and cash equivalents	350,579	698,567
Interest-bearing deposits in other financial institutions	28,642	29,162
Securities available for sale, at fair value	2,285,611	1,715,987
Equity investments	59,699	49,090
Loans held for sale, at the lower of cost or fair value	17,743	54,271
Loans receivable, net of allowance for credit losses of $206,741 at December 31, 2020 and allowance for loan losses of $94,144 at December 31, 2019, respectively	13,356,472	12,181,863
Other real estate owned (“OREO”), net	20,121	24,091
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	19,407
Premises and equipment, net	48,409	52,012
Accrued interest receivable	59,430	30,772
Deferred tax assets, net	47,693	31,663
Customers’ liabilities on acceptances	1,184	1,117
Bank owned life insurance (“BOLI”)	76,765	76,339
Investments in affordable housing partnerships	69,454	82,600
Operating lease right-of-use assets, net	47,653	58,593
Goodwill	464,450	464,450
Core deposit intangible assets, net	9,708	11,833
Servicing assets, net	12,692	16,417
Other assets	133,109	69,206
Total assets	$17,106,664	$15,667,440

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
DECEMBER 31, 2020 AND 2019

	December 31,
	2020	2019
	(Dollars in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$4,814,254	$3,108,687
Interest bearing:
Money market and NOW accounts	5,232,413	3,985,556
Savings deposits	300,770	274,151
Time deposits	3,986,475	5,158,970
Total deposits	14,333,912	12,527,364
FHLB advances	250,000	625,000
Convertible notes, net	204,565	199,458
Subordinated debentures, net	104,178	103,035
Accrued interest payable	14,706	33,810
Acceptances outstanding	1,184	1,117
Operating lease liabilities	52,030	60,506
Commitments to fund investments in affordable housing partnerships	15,148	28,481
Other liabilities	77,196	52,658
Total liabilities	15,052,919	13,631,429
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2020 and December 31, 2019; issued and outstanding 135,926,445 and 123,264,864 shares, respectively at December 31, 2020, and issued and outstanding 135,702,090 and 125,756,543 shares at December 31, 2019	136	136
Additional paid-in capital	1,434,916	1,428,066
Retained earnings	785,940	762,480
Treasury stock, at cost; 12,661,581 and 9,945,547 shares at December 31, 2020 and December 31, 2019, respectively	(200,000)	(163,820)
Accumulated other comprehensive income, net	32,753	9,149
Total stockholders’ equity	2,053,745	2,036,011
Total liabilities and stockholders’ equity	$17,106,664	$15,667,440

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$554,967	$627,673	$594,103
Interest on securities	39,362	46,295	45,342
Interest on other investments	4,549	10,818	10,727
Total interest income	598,878	684,786	650,172
INTEREST EXPENSE:
Interest on deposits	110,369	190,158	134,958
Interest on FHLB advances	6,865	12,031	15,127
Interest on other borrowings and convertible notes	14,146	16,002	12,160
Total interest expense	131,380	218,191	162,245
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	467,498	466,595	487,927
PROVISION FOR CREDIT LOSSES	95,000	7,300	14,900
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	372,498	459,295	473,027
NONINTEREST INCOME:
Service fees on deposit accounts	12,443	17,933	18,551
International service fees	3,139	3,926	4,371
Loan servicing fees, net	2,809	2,316	4,696
Wire transfer fees	3,577	4,558	4,934
Swap fee income	4,066	3,364	584
Net gains on sales of SBA loans	—	—	9,708
Net gains on sales of other loans	8,004	4,487	2,485
Net gains on sales or called securities available for sale	7,531	282	—
Other income and fees	11,863	12,817	14,851
Total noninterest income	53,432	49,683	60,180
NONINTEREST EXPENSE:
Salaries and employee benefits	162,922	161,174	153,523
Occupancy	28,917	30,735	30,371
Furniture and equipment	17,548	15,583	14,902
Advertising and marketing	6,284	9,146	9,414
Data processing and communication	9,344	10,780	14,232
Professional fees	8,170	22,528	16,286
Investments in affordable housing partnerships expenses	13,146	9,292	12,066
FDIC assessments	5,544	3,882	6,572
Credit related expenses	6,817	4,975	2,863
OREO expense (income), net	3,865	(934)	187
FHLB advance prepayment fee	3,584	—	—
Branch restructuring costs	2,367	—	1,674
Other	15,131	15,467	15,636
Total noninterest expense	283,639	282,628	277,726
INCOME BEFORE INCOME TAX PROVISION	142,291	226,350	255,481
INCOME TAX PROVISION	30,776	55,310	65,892
NET INCOME	$111,515	$171,040	$189,589
EARNINGS PER COMMON SHARE:
Basic	$0.90	$1.35	$1.44
Diluted	$0.90	$1.35	$1.44
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	For Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$111,515	$171,040	$189,589
Other comprehensive income (loss) income:
Change in unrealized net holding gains (losses) on securities available for sale	41,562	59,851	(16,201)
Change in unrealized net holding losses on interest rate swaps used in cash flow hedges	(602)	—	—
Reclassification adjustments for net gains realized in net income	(7,583)	(282)	—
Tax effect	(9,773)	(17,715)	4,996
Other comprehensive income (loss), net of tax	23,604	41,854	(11,205)
Total comprehensive income	$135,119	$212,894	$178,384

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JANUARY 1, 2018	135,511,891	$136	$1,405,014	$544,886	$—	$(21,781)	$1,928,255
Reclassification of unrealized losses on equity investments to retained earnings - ASU 2016-01				(469)		281	(188)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	130,474		469				469
Stock-based compensation			2,877				2,877
Cash dividends declared on common stock ($0.54 per share)				(71,631)			(71,631)
Comprehensive income:
Net income				189,589			189,589
Other comprehensive loss						(11,205)	(11,205)
Repurchase of treasury stock	(9,002,453)				(150,000)		(150,000)
Equity component of convertible notes, net of taxes			15,045				15,045
BALANCE, DECEMBER 31, 2018	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	59,725		12				12
Stock-based compensation			4,649				4,649
Cash dividends declared on common stock ($0.56 per share)				(70,935)			(70,935)
Comprehensive income:
Net income				171,040			171,040
Other comprehensive income						41,854	41,854
Repurchase of treasury stock	(943,094)				(13,820)		(13,820)
BALANCE, DECEMBER 31, 2019	125,756,543	$136	$1,428,066	$762,480	$(163,820)	$9,149	$2,036,011
CECL day 1 impact				(26,729)			(26,729)
CECL day 1 impact tax adjustment				7,856			7,856
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	224,355		—				—
Stock-based compensation			6,850				6,850
Cash dividends declared on common stock ($0.56 per share)				(69,182)			(69,182)
Comprehensive income:
Net income				111,515			111,515
Other comprehensive income						23,604	23,604
Repurchase of treasury stock	(2,716,034)				(36,180)		(36,180)
BALANCE, DECEMBER 31, 2020	123,264,864	$136	$1,434,916	$785,940	$(200,000)	$32,753	$2,053,745

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,515	$171,040	$189,589
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net amortization and depreciation	12,244	2,751	(2,128)
Stock-based compensation expense	8,127	5,282	3,659
Provision for credit losses	95,000	7,300	14,900
Provision for accrued interest receivables on loans	1,000	—	—
Write-down of right-of-use assets	1,751	—	—
Provision (credit) for unfunded loan commitments	660	(100)	(100)
Valuation adjustment of OREO	3,284	(1,231)	415
Net gains on sales of SBA and other loans	(8,004)	(4,487)	(12,193)
Earnings on BOLI	(426)	(1,120)	(304)
Net change in fair value of derivatives	(138)	(71)	21
Net losses on sale and disposal of premises and equipment	413	75	50
Net losses (gains) on sales of OREO	108	14	(408)
Net gains on sales or called securities available for sale	(7,531)	(282)	—
Net change in fair value of equity investments with readily determinable fair value	(488)	(1,288)	(1,449)
Losses on investments in affordable housing partnership	12,863	9,137	11,728
Payment of FHLB advance prepayment fee	3,584	—	—
Net change in deferred income taxes	(17,998)	1,535	2,742
Proceeds from sales of loans held for sale	305,060	116,590	266,115
Originations of loans held for sale	(268,283)	(103,819)	(255,545)
Origination of servicing assets	(2,864)	(1,790)	(6,157)
Change in accrued interest receivable	(28,658)	1,453	(2,246)
Change in other assets	(59,077)	(23,157)	(6,093)
Change in accrued interest payable	(19,104)	2,436	15,413
Change in other liabilities	22,878	3,587	1,983
Net cash provided by operating activities	165,916	183,855	219,992
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	(20,597)	(19,853)	(10,533)
Redemption of interest bearing deposits in other financial institutions	21,117	20,100	16,495
Purchase of securities available for sale	(1,273,369)	(229,283)	(393,584)
Proceeds from matured, called, or paid-down securities available for sale	565,362	296,154	221,595
Proceeds from sales of securities available for sale	168,069	115,628	—
Proceeds from sale of equity investments	201	2,570	—
Purchase of equity investments	(10,000)	—	(1,434)
Proceeds from sales of other loans	1,294	123,322	21,716
Purchase of loans receivable	—	(126,345)	—
Net change in loans receivable	(1,273,988)	(205,624)	(983,720)
Proceeds from sales of OREO	2,458	3,197	6,667
Purchase of FHLB stock	(1,346)	(2,417)	—
Redemption of FHLB stock	3,503	8,471	4,315
Purchase of premises and equipment	(4,973)	(6,619)	(6,846)
Proceeds from BOLI death benefits	970	1,834	—
Investments in affordable housing partnerships	(13,333)	(17,958)	(22,181)
Net cash used in investing activities	(1,834,632)	(36,823)	(1,147,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,806,548	371,708	1,309,048
Proceeds from FHLB advances	1,360,000	1,155,000	130,000
Repayment of FHLB advances	(1,738,584)	(1,350,000)	(465,000)
Repayment of federal funds purchased	—	—	(69,900)
Proceeds from convertible notes, net of issuance fees	—	—	212,920
Purchase of treasury stock	(36,777)	(13,223)	(150,000)
Cash dividends paid on common stock	(69,182)	(70,935)	(71,631)
Issuance of additional stock pursuant to various stock plans	—	12	469
Taxes paid in net settlement of restricted stock	(1,277)	(633)	(782)
Net cash provided by financing activities	1,320,728	91,929	895,124
NET CHANGE IN CASH AND CASH EQUIVALENTS	(347,988)	238,961	(32,394)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	698,567	459,606	492,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$350,579	$698,567	$459,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$144,234	$211,014	$144,128
Income taxes paid	$49,220	$57,115	$57,862
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer of investments available for sale and other investments to equity investments	$—	$—	$46,952
Transfer from loans receivable to OREO	$2,928	$19,381	$3,340
Loans transferred to held for sale from loans receivable	$1,243	$165,994	$21,581
Loans transferred to loans receivable from held for sale	$2,933	$5,181	$10,073
New commitments to fund affordable housing partnership investments	$—	$—	$30,097
Lease liabilities arising from obtaining right-of-use assets	$—	$62,833	$—
Equity component of convertible notes, net of tax	$—	$—	$15,045

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, interest-earning deposits, and federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2020 and 2019. Net cash flows are reported for customer loan and deposit transactions, investment transactions, federal funds purchased, deferred income taxes, and other assets and liabilities.
Interest-Bearing Deposits in Other Financial Institutions—Interest-bearing deposits in other financial institutions are comprised of the Company’s investments in certificates of deposits that have original maturities greater than 90 days.
Securities—Securities are classified and accounted for as follows:
(i)Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2020 and 2019, the Company did not own securities in this category;
(ii)Securities are classified as “available for sale” when they might be sold before maturity and are reported at fair value. Unrealized holding gains and losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of taxes.
Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to sales of securities recorded on trade date and are calculated using the specific identification method, without anticipating prepayments, except for mortgage-backed securities where prepayments are expected.
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available for sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a day 1 allowance impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of December 31, 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale.
The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether the Company intend to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded at December 31, 2020.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity Investments—On January 1, 2018, the Company adopted ASU 2016-01 and reclassified its mutual funds, equity stock, correspondent bank stock, Community Development Financial Institutions Fund (“CDFI”) investments, and Community Reinvestment Act (“CRA”) investments as equity investments. The Company’s mutual funds are considered equity investments with readily determinable fair values and changes to fair value are recorded in other noninterest income. The Company sold all of its investment in equity stock in 2019. The Company’s investment in correspondent bank stock, CDFI investments, and CRA investments are equity investments without readily determinable fair values. Equity investments without readily determinable fair values are measured at cost, less impairment, and are adjusted for observable price changes which is recorded in noninterest income.
Derivative Financial Instruments and Hedging Transactions—As part of the Company’s asset and liability management strategy, the Company uses derivative financial instruments, such as interest rate swaps, risk participation agreements, and caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on net interest margin. The Company’s interest rate swaps and caps involve the exchange of fixed rate and variable rate interest payment obligations without the exchange of the underlying notional amounts and are therefore accounted for as stand-alone derivatives. Derivative instruments are included in other assets or accrued expenses and other liabilities on the Consolidated Balance Sheet at fair value. At the inception of the derivative contract, the Company designates the derivative as (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (2) an instrument with no hedging designation (“stand-alone derivative”). For a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, in noninterest income. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. The related cash flows are recognized on the cash flows from operating activities section on the Consolidated Statement of Cash Flows. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are both considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the balance sheet, with changes in fair value recorded in earnings in the period in which the changes occur. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.
The Company formally documents all relationships between derivatives and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the cash flows of the hedged item (2) the derivative expires, is sold, or terminated (3) the derivative instrument is de-designated as a hedge because the forecasted transaction is no longer probable of occurring (4) a hedged firm commitment no longer meets the definition of a firm commitment (5) or management otherwise determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.
Company enters into risk participation agreements with outside counterparties for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and allowance for credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method over the life of the loan. Interest on loans is credited to income as earned and is accrued only if deemed collectible.
The loan portfolio consists of four segments: real estate, commercial business, residential mortgage, and consumer and other loans. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs and also include warehouse lines of credit, syndicated loans, and SBA Paycheck Protection Program (“PPP”) loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
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
Generally, loans are placed on nonaccrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. Homogeneous loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans) are not risk rated and credit risk is analyzed largely by the number of days past due. This analysis is performed at least on a quarterly basis:
•Pass: Loans that meet a preponderance or more of the Company’s underwriting criteria and that evidence an acceptable level of risk.
•Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Doubtful/Loss: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Allowance for Credit Losses (“ACL”)—The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of 2 years at which point loss assumptions revert back to historical loss information by means of 1 year reversion period. For a discussion of the Company’s former incurred loss allowance for loan losses methodology, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. Materiality was another factor in using a non-modeled approach for these loans as in aggregate, non-modeled loans represented approximately than 2% of the Company’s total loan portfolio as of December 31, 2020.
With the adoption of CECL, the Company formed an Economic Forecast Committee (“EFC”) to review economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios put together by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenarios contain certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of December 31, 2020, the Company chose a forecast scenario that incorporates the effect of the COVID-19 pandemic into estimates of future economic conditions. The allowance for credit losses at December 31, 2020 utilizes the Moody’s Baseline scenario, as well as more specific information, including updated CRE market data which reflects deterioration primarily in the hospitality industry.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio that may not be capture by the modeled and non-modeled approach, the Company utilizes qualitative adjustments to estimate total expected losses. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the allowance for credit losses by as much as 25 basis points for each loan type pool. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses, updated to reflect the application of the CECL methodology:
•Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;
•Changes in the nature and volume of the loan portfolio;
•Changes in the experience, ability and depth of lending management and staff;
•Changes in the trends of the volume and severity of past due loans, Classified Loans, nonaccrual loans, troubled debt restructurings and other loan modifications;
•Changes in the quality of the loan review system and the degree of oversight by the Directors;
•The existence and effect of any concentrations of credit and changes in the level of such concentrations; and
•The effect of other external factors, such as competition, legal and regulatory requirements, and others that have an impact on the level of estimated losses in the Company’s loan portfolio.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For loans which do not share similar risk characteristics such as nonaccrual and TDR loans above $500 thousand, the Company evaluates these loans on an individual basis in accordance with ASC 326. These nonaccrual and TDR loans are considered to have different risk profiles than performing loans and therefore are evaluated separately. The Company collectively assesses TDRs and nonaccrual loans with balances below $500 thousand along with the performing and accrual loans in order to reduce the operational burden of individually assessing small TDR and nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, the Company obtains a new appraisal to determine the fair value of underlying loan collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit losses.
As of December 31, 2020, the Company recorded $1.0 million in ACL on its loan accrued interest receivable balances attributable to COVID-19 payment deferral modifications. The ACL was estimated by using the same loss ratios calculated for the underlying loans under the CECL allowance methodology and applying the ratios to the accrued interest portion of modified loans. Total accrued interest on the Consolidated Statement of Financial Condition is presented net of any ACL and changes to the accrued interest ACL is recorded in credit related expenses.
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
The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR accounting for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of December 31, 2020, unless the loans were TDR prior to the COVID-19 modification.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase Credit Deteriorated (“PCD”) — PCD is a classification of purchased financial assets for which there has been a more-than insignificant deterioration in credit quality since origination. The Company adds the allowance for credit losses at the date of acquisition to the purchase price to determine the initial amortized cost basis for purchased financial assets with credit deterioration. Any noncredit discount or premium resulting from acquiring loans with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses is determined on a collective basis and is allocated to individual assets to appropriately allocate any noncredit discount or premium. The Company accounts for purchased financial assets that do not have a more-than-insignificant deterioration in credit quality since origination in a manner consistent with originated financial assets. After initial recognition, the Company shall treat PCD assets like all other loans and apply one of the impairment models under CECL for instruments measured at amortized cost. The noncredit discount shall be amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.
OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. For the year ended December 31, 2020, the Company foreclosed on properties with an aggregate carrying value of $2.9 million. The Company recorded $4.3 million in net valuation losses subsequent to the foreclosures during the year ended December 31, 2020, and the Company sold OREO properties for total proceeds of $2.5 million during the year.
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
In accordance with ASC 350 “Intangibles - Goodwill and Other”, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the step 1 impairment test is bypassed. Management assessed the qualitative factors related to goodwill as of December 31, 2020 and determined a Step 1 fair value assessment was required. Based on this assessment, management determined that goodwill was not impaired at December 31, 2020. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Due to the effects of the COVID-19 pandemic in 2020, the Company performed an interim goodwill impairment assessment for each quarter of 2020. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, calculation of a terminal growth rate, minimum target capitalization levels, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangibles are amortized over a seven to ten year period.
Loan Servicing Assets—The Company previously sold the guaranteed portion of SBA loans and retained the unguaranteed portion (“retained interest”). However, starting December 2018, the Company has chosen to retain the guaranteed portion of SBA loans. A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, including these servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for credit losses in the accompanying consolidated statements of financial condition.
Servicing assets are recognized when SBA and residential mortgage loans are sold with servicing retained with the income statement effect recorded in gains on sales of loans. Servicing assets are initially recorded at fair value based on the present

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were required in 2020, 2019, or 2018.
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
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $69.2 million and $70.9 million, were paid in 2020 and 2019, respectively. There were no common stock dividends declared but unpaid at December 31, 2020 and 2019.
Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company, or dividends paid by the Company to stockholders.
Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the change in unrealized gains and losses on securities available for sale and interest rate swaps used in cash flow hedges which is also recognized as separate components of stockholders’ equity, net of tax.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2020 or 2019. Accrued loss contingencies for all legal claims totaled approximately $1.3 million at December 31, 2020 and $440 thousand at December 31, 2019.
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
Upon adoption of CECL accounting standard on January 1, 2020, the Company recognized a day 1 increase of its Allowance for Credit Losses (“ACL”) of $26.7 million. The Company adopted CECL without electing the fair value option on eligible financial instruments. Internal controls related to the CECL ACL calculation were finalized prior to adoption. The increase in the ACL was largely driven by longer duration CRE loans due to the capture of lifetime expected credit losses under CECL. On January 1, 2020, the Company also recorded a cumulative-effect adjustment, net of taxes, totaling $18.9 million to decrease retained earnings. In accordance with the revised regulatory CECL transition guidance, the Company has elected to defer the regulatory capital impact of the adoption of CECL for two years, at which time the impact will be phased-in over a three year period. The Company did not record an ACL on its available for sale securities upon adoption of CECL or as of December 31, 2020.
The Company adopted CECL using the prospective transition approach for purchased credit deteriorated (“PCD”) assets which were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the CECL standard, the Company did not reassess whether PCI assets met the definition of PCD assets as of the date of the adoption of CECL. On January 1, 2020, the amortized cost basis of the PCD assets of $95.0 million were adjusted to reflect the ACL for loans. The remaining noncredit discount of $23.3 million at December 31, 2020, based on the adjusted amortized cost basis will be accreted into interest income at the effective interest rate over the life of the PCD loans.
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
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those annual periods. ASU 2020-06 allows companies to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. On January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective method of transition and had a cumulative effect adjustment to its retained earnings totaling $10.7 million. The Company’s convertible notes are currently recorded as separate debt and equity components. After the Company adopted ASU 2020-06, its convertible notes are accounted for as a single debt instrument. As a result, the Company will have a decline in reported interest expense with the elimination of the existing debt discount.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    EQUITY INVESTMENTS
Equity investments with readily determinable fair values at December 31, 2020 consisted of mutual funds in the amount of $27.6 million and is included in “Equity investments” on the consolidated statements of financial condition. There was no change in fair value recorded on the equity investments sold. At December 31, 2019, equity investments with readily determinable fair values consisted of mutual funds and correspondent bank stock in other institutions in the amount of $22.1 million and was included in “Equity investments” on the consolidated statements of financial condition. In 2019, the Company sold its equity stock in other institutions for $2.6 million.
During the year ended December 31, 2020, the Company purchased $5.0 million in mutual funds classified as equity investment with readily determinable fair values which contributed the increase in total equity investment compared to December 31, 2019. There were no purchases of equity investments with readily determinable fair values during the year ended December 31, 2019.
The change in fair values for equity investments with readily determinable fair values for the years ended December 31, 2020 and 2019 were recorded as other noninterest income as summarized in the table below:

	Year ended December 31,
	2020	2019
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$488	$1,288
Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values	$488	$1,288

At December 31, 2020 and 2019 the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At December 31, 2020, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the consolidated statements of financial condition was $32.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $30.7 million in CRA investments. The Company purchased $5.0 million in CRA investments during the year ended December 31, 2020. At December 31, 2019, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the consolidated statements of financial condition was $27.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $25.6 million in CRA investments. There were no purchases of equity investment without readily determinable fair values during the year ended December 31, 2019. The Company had no impairments or subsequent observable price changes for investments without readily determinable fair values for twelve months ended December 31, 2020 and 2019.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available for sale at December 31, 2020 and 2019:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$990,679	$11,482	$(844)	$—	$1,001,317
Mortgage-backed securities:
Residential	672,667	8,460	(114)	—	681,013
Commercial	482,874	25,026	(21)	—	507,879
Corporate securities	7,000	15	(881)	—	6,134
Municipal securities	86,213	3,058	(3)	—	89,268
Total investment securities available for sale	$2,239,433	$48,041	$(1,863)	$—	$2,285,611

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$735,094	$4,220	$(2,659)	N/A	$736,655
Mortgage-backed securities:
Residential	353,073	1,422	(1,598)	N/A	352,897
Commercial	541,043	13,441	(2,360)	N/A	552,124
Corporate securities	5,000	—	(800)	N/A	4,200
Municipal securities	69,631	831	(351)	N/A	70,111
Total investment securities available for sale	$1,703,841	$19,914	$(7,768)	N/A	$1,715,987

As of December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At December 31, 2020 and 2019, $33.2 million and $9.1 million respectively, in unrealized gains on securities available for sale net of taxes were included in accumulated other comprehensive income. During the twelve months ended December 31, 2020, and 2019, the Company recognized net gains on sales and calls of securities available for sale in the amount of $7.5 million and $282 thousand, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The proceeds from sales of securities and total gains and losses are listed below:

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Proceeds from investments sold	$168,069	$115,628	$—

Gains from sales of securities	7,531	750	—
Losses from sales of securities	—	(469)	—
Gains from called securities	—	1	—
Net gain on sales or called securities	$7,531	$282	$—

Tax provision recorded on the net gains on sales and calls of securities available for sale was approximately $1.6 million, $69 thousand, and $0 thousand, for the years ended December 31, 2020, 2019, and 2018, respectively.
The amortized cost and estimated fair value of investment securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Collateralized mortgage obligations and mortgage-backed securities are not due at a single maturity date are shown separately.

	December 31, 2020
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$350	$351
Due after one year through five years	—	—
Due after five years through ten years	15,477	15,655
Due after ten years	77,386	79,396
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	990,679	1,001,317
Mortgage-backed securities:
Residential	672,667	681,013
Commercial	482,874	507,879
Total	$2,239,433	$2,285,611

Securities with fair values of approximately $376.1 million and $340.9 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated. The length of time that the individual securities have been in a continuous unrealized loss position is no longer a factor in determining credit impairment with the adoption of CECL.

	December 31, 2020
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	22	$312,757	$(844)	—	$—	$—	22	$312,757	$(844)
Mortgage-backed securities:
Residential*	8	46,094	(114)	—	—	—	8	46,094	(114)
Commercial*	1	10,275	(21)	—	—	—	1	10,275	(21)
Corporate securities	—	—	—	1	4,119	(881)	1	4,119	(881)
Municipal securities	1	997	(3)	—	—	—	1	997	(3)
Total	32	$370,123	$(982)	1	$4,119	$(881)	33	$374,242	$(1,863)

	December 31, 2019
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	20	$108,236	$(721)	32	$183,050	$(1,938)	52	$291,286	$(2,659)
Mortgage-backed securities:
Residential*	6	84,107	(267)	16	129,457	(1,331)	22	213,564	(1,598)
Commercial*	7	68,452	(1,037)	5	73,697	(1,323)	12	142,149	(2,360)
Corporate securities	—	—	—	1	4,200	(800)	1	4,200	(800)
Municipal securities	2	$8,942	(39)	3	15,437	(312)	5	24,379	(351)
Total	35	$269,737	$(2,064)	57	$405,841	$(5,704)	92	$675,578	$(7,768)
_________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company did not have a day 1 allowance impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of December 31, 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale. Accrued interest receivable for investment securities available for sale at December 31, 2020 and 2019, totaled $4.7 million and $4.3 million, respectively.
The Company only had one corporate security that was in a continuous loss position for twelve months or longer at December 31, 2020 with total unrealized losses of $881 thousand. The interest on this security that was in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for this security were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover the investments, which may be at maturity.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES
The following is a summary of loans by major category at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$54,795	$52,558
Commercial	8,425,959	8,316,470
Construction	291,380	295,523
Total real estate loans	8,772,134	8,664,551
Commercial business	4,157,787	2,721,183
Residential mortgage	582,232	835,188
Consumer and other	51,060	55,085
Total loans outstanding	13,563,213	12,276,007
Allowance for credit losses	(206,741)	(94,144)
Loans receivable, net of allowance for credit losses	$13,356,472	$12,181,863

The Company segments its loan portfolio in four major categories including real estate loans, commercial business loans, residential mortgage loans, and consumer and other loans. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs and also include warehouse lines of credit, syndicated loans, and SBA Paycheck Protection Program (“PPP”) loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
The Company originated $480.2 million in SBA PPP loans with the majority of loans originated during the second quarter of 2020. As of December 31, 2020, the balance of SBA PPP loans was $452.7 million. The Company does not set aside an ACL on its SBA PPP loans as the loans are fully guaranteed by the SBA as permitted by Section 1102 of the CARES Act.
On January 1, 2020, the Company adopted ASU 2016-13, or CECL, using the modified retrospective method for all of its loans measured at amortized cost. With the adoption of CECL, the Company reassessed its loan portfolio segments and classes of loans receivable and made changes based on the new allowance for credit losses methodology. As a result, the Company now discloses residential mortgage loans as a separate segment and class of receivable. Trade finance loans, which were previously disclosed as a distinct segment and class of receivable, are now combined with commercial business loans. Prior period balances have been reclassified to conform with the current presentation. The Company elected to exclude accrued interest from the amortized cost basis of loans. Accrued interest receivable on loans at December 31, 2020 and 2019 totaled $54.6 million and $26.2 million, respectively. The increase in accrued interest receivables was due to COVID-19 payment deferral modifications provided to customers in the second half of 2020.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below details the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2020 and 2019.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
December 31, 2020
Balance, beginning of period	$53,593	$33,032	$5,925	$1,594	$94,144
CECL day 1 adoption	27,791	(1,022)	(543)	(26)	26,200
Provision (credit) for credit losses	87,619	7,776	(1,155)	760	95,000
Loans charged off	(8,658)	(6,157)	—	(1,211)	(16,026)
Recoveries of charge offs	1,851	5,526	—	46	7,423
Balance, end of period	$162,196	$39,155	$4,227	$1,163	$206,741

December 31, 2019
Balance, beginning of period	$56,767	$28,484	$5,207	$2,099	$92,557
Provision (credit) for credit losses	(3,475)	8,916	794	1,065	7,300
Loans charged off	(1,803)	(5,086)	(76)	(1,144)	(8,109)
Recoveries of charge offs	2,104	1,596	—	36	3,736
PCI allowance adjustment	—	(878)	—	(462)	(1,340)
Balance, end of period	$53,593	$33,032	$5,925	$1,594	$94,144

December 31, 2018
Balance, beginning of period	$58,682	$22,471	$2,442	$946	$84,541
Provision (credit) for credit losses	3,783	6,012	2,765	2,340	14,900
Loans charged off	(6,726)	(2,891)	—	(1,258)	(10,875)
Recoveries of charge offs	1,028	2,892	—	71	3,991
Balance, end of period	$56,767	$28,484	$5,207	$2,099	$92,557

The following tables break out the allowance for credit losses and loan balance by measurement methodology at December 31, 2020 and 2019:

	December 31, 2020
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$3,683	$3,575	$25	$42	$7,325
Collectively evaluated	158,513	35,580	4,202	1,121	199,416
Total	$162,196	$39,155	$4,227	$1,163	$206,741

Loans outstanding:
Individually evaluated	$93,476	$25,706	$3,416	$605	$123,203
Collectively evaluated	8,678,658	4,132,081	578,816	50,455	13,440,010
Total	$8,772,134	$4,157,787	$582,232	$51,060	$13,563,213

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Individually evaluated for impairment	$312	$3,073	$10	$7	$3,402
Collectively evaluated for impairment	48,616	26,914	5,913	1,220	82,663
PCI loans	4,665	3,045	2	367	8,079
Total	$53,593	$33,032	$5,925	$1,594	$94,144

Loans outstanding:
Individually evaluated for impairment	$64,684	$22,905	$2,762	$301	$90,652
Collectively evaluated for impairment	8,502,103	2,691,378	832,268	54,037	12,079,786
PCI loans	97,764	6,900	158	747	105,569
Total	$8,664,551	$2,721,183	$835,188	$55,085	$12,276,007
 On January 1, 2020 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL which significantly changed the credit losses estimation model for loans and investments. The ACL represents management’s best estimate of future lifetime expected losses on its held for investment loan portfolio. The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis.
The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of 2 years at which point loss assumptions revert back to historical loss information by means of 1 year reversion period. Due to the volatility that arose from the COVID-19 pandemic, the Company assessed whether it would appropriate to shorten the reasonable and supportable period. However, the Company chose to keep the reasonable and supportable period at 2 years as a shorter period was estimated to result in large reductions in ACL which would not be reflective of the economic deterioration and future uncertainty caused by pandemic. The Company utilizes a baseline forecast scenario published by a third party that incorporates macroeconomic variables including GDP, unemployment rates, interest rates, and commercial real estate prices to project an economic outlook. The forecast scenario is utilized to estimate losses during the reasonable and supportable period. Changes in these assumptions and forecasts could significantly affect the Company’s estimate of future credit losses. See Note 1 “Significant Accounting Policies” of the Notes to Consolidated Financial Statements for further discussion of the Company’s ACL methodology.
The increase in ACL for the year ended December 31, 2020 compared to December 31, 2019 was due to the adoption of CECL and due to the COVID-19 pandemic which had significant impact on current and projected macroeconomic variables. The Baseline forecast scenario used in the December 31, 2020 ACL calculation includes elevated unemployment, which is forecasted to increase slightly in 2021 and remain above 5% until 2023. CRE pricing is projected to decline and result in negative growth up to the fourth quarter of 2022 while GDP growth is expected to increase modestly in 2021 and 2022 after which GDP is projected to trend downward.
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
As of December 31, 2020 and 2019, the reserves for unfunded commitments recorded in other liabilities was $1.3 million and $636 thousand, respectively. For the years ended December 31, 2020 and 2019, the Company recorded additional reserves for unfunded commitments recorded in credit related expenses totaling $660 thousand and recorded a reduction in reserve for unfunded commitments totaling $100 thousand, respectively.

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
Interest income reversals due to loans being placed on nonaccrual status was $1.1 million and $1.4 million for the year ended December 31, 2020 or 2019, respectively.
The tables below represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of December 31, 2020 and total nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans as of December 31, 2019.

	December 31, 2020
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	3,262	8,530	11,792	478
Hotel & motel	15,311	2,195	17,506	—
Gas station & car wash	151	1,493	1,644	—
Mixed use	1,883	788	2,671	—
Industrial & warehouse	5,443	1,022	6,465	—
Other	7,230	1,419	8,649	—
Real estate – construction	—	18,723	18,723	—
Commercial business	5,319	8,592	13,911	—
Residential mortgage	1,440	1,976	3,416	—
Consumer and other	—	461	461	136
Total	$40,039	$45,199	$85,238	$614

	December 31, 2019
	Nonaccrual Loans(1)(2)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—
Real estate – commercial
Retail	2,934	449
Hotel & motel	10,901	—
Gas station & car wash	271	—
Mixed use	665	634
Industrial & warehouse	10,544	—
Other	5,455	919
Real estate – construction	10,165	3,850
Commercial business	10,893	1,096
Residential mortgage	2,753	—
Consumer and other	204	599
Total	$54,785	$7,547
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $26.5 million and $28.1 million, at December 31, 2020 and 2019, respectively.
(2)    Nonaccrual loans exclude PCI loans of $18.3 million at December 31, 2019.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of December 31, 2020 and 2019:

	As of December 31, 2020				As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due (1)
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	852	8,141	10,276	19,269	1,083	1,424	3,037	5,544
Hotel & motel	62	1,401	14,744	16,207	1,346	936	6,409	8,691
Gas station & car wash	619	2,668	563	3,850	997	2,038	196	3,231
Mixed use	116	—	1,269	1,385	593	—	801	1,394
Industrial & warehouse	137	—	3,830	3,967	94	45	3,946	4,085
Other	2,738	545	3,000	6,283	811	785	3,704	5,300
Real estate – construction	8,122	—	—	8,122	—	—	14,015	14,015
Commercial business	816	3,683	4,700	9,199	401	352	5,717	6,470
Residential mortgage	4,841	—	2,263	7,104	9,676	792	2,038	12,506
Consumer and other	797	21	595	1,413	176	122	614	912
Total Past Due	$19,100	$16,459	$41,240	$76,799	$15,177	$6,494	$40,477	$62,148

__________________________________
(1)    Past due loans at December 31, 2019 exclude PCI loans totaling $15.0 million.
The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2020:

	December 31, 2020
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate - residential	$—	$—	$—
Real estate - commercial	55,945	—	55,945
Real estate - construction	8,122	—	8,122
Commercial business	7,818	6,312	14,130
Residential mortgage	1,440	—	1,440
Consumer and other	15	—	15
Total	$73,340	$6,312	$79,652

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of December 31, 2020.

	As of December 31, 2020
	Term Loan by Origination Year						Revolving Loans	Total
	2020	2019	2018	2017	2016	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass/Not Rated	$15,158	$13,924	$7,587	$4,316	$6,800	$3,460	$3,104	$54,349
Special mention	—	—	—	—	—	—	227	227
Substandard	—	—	139	—	—	80	—	219
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$15,158	$13,924	$7,726	$4,316	$6,800	$3,540	$3,331	$54,795
Real Estate - Commercial
Pass/Not Rated	$1,548,595	$1,554,980	$1,533,802	$1,240,973	$767,318	$1,262,125	$130,595	$8,038,388
Special mention	—	2,805	24,569	10,694	8,031	32,048	1,600	79,747
Substandard	126	14,233	28,938	37,174	50,371	173,788	3,194	307,824
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$1,548,721	$1,572,018	$1,587,309	$1,288,841	$825,720	$1,467,961	$135,389	$8,425,959
Real Estate - Construction
Pass/Not Rated	$35,743	$45,290	$103,794	$60,996	$5,740	$10,099	$—	$261,662
Special mention	—	—	—	—	5,771	5,224	—	10,995
Substandard	—	—	—	10,601	—	8,122	—	18,723
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$35,743	$45,290	$103,794	$71,597	$11,511	$23,445	$—	$291,380
Commercial Business
Pass/Not Rated	$1,294,368	$584,453	$224,447	$117,708	$77,209	$43,674	$1,686,428	$4,028,287
Special mention	5,996	27,693	30,852	14,629	6,388	3,139	5,172	93,869
Substandard	2,430	1,323	5,539	4,394	6,158	5,463	10,323	35,630
Doubtful/Loss	—	—	1	—	—	—	—	1
Subtotal	$1,302,794	$613,469	$260,839	$136,731	$89,755	$52,276	$1,701,923	$4,157,787
Residential Mortgage
Pass/Not Rated	$5,733	$90,958	$217,343	$168,827	$55,246	$40,554	$—	$578,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	122	536	561	1,715	637	—	3,571
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$5,733	$91,080	$217,879	$169,388	$56,961	$41,191	$—	$582,232
Consumer and Other
Pass/Not Rated	$8,309	$2,463	$1,818	$2,321	$4,756	$2,811	$27,890	$50,368
Special mention	—	—	—	103	—	—	—	103
Substandard	—	—	—	—	55	532	2	589
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$8,309	$2,463	$1,818	$2,424	$4,811	$3,343	$27,892	$51,060
Total Loans
Pass/Not Rated	$2,907,906	$2,292,068	$2,088,791	$1,595,141	$917,069	$1,362,723	$1,848,017	$13,011,715
Special mention	5,996	30,498	55,421	25,426	20,190	40,411	6,999	184,941
Substandard	2,556	15,678	35,152	52,730	58,299	188,622	13,519	366,556
Doubtful/Loss	—	—	1	—	—	—	—	1
Total	$2,916,458	$2,338,244	$2,179,365	$1,673,297	$995,558	$1,591,756	$1,868,535	$13,563,213

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the twelve months ended December 31, 2020, there were no revolving loans converted to term loans.
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
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are transferred at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the years ended December 31, 2020, 2019, and 2018 are presented in the table below.

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Transfer of loans held for investment to held for sale
Real estate - commercial	$—	$25,988	$—
Consumer	1,243	140,006	21,581
Total	$1,243	$165,994	$21,581

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at December 31, 2020 and 2019:

	December 31, 2020
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$74,753	$18,723	$25,706	$3,416	$605	$123,203
ACL on individually evaluated loans	$—	$2,862	$821	$3,575	$25	$42	$7,325
Individually evaluated loans ACL coverage	N/A	3.83%	4.38%	13.91%	0.73%	6.94%	5.95%
Collectively evaluated loans	$54,795	$8,351,206	$272,657	$4,132,081	$578,816	$50,455	$13,440,010
ACL on collectively evaluated loans	$391	$156,665	$1,457	$35,580	$4,202	$1,121	$199,416
Collectively evaluated loans ACL coverage	0.71%	1.88%	0.53%	0.86%	0.73%	2.22%	1.48%
Total loans	$54,795	$8,425,959	$291,380	$4,157,787	$582,232	$51,060	$13,563,213
Total ACL	$391	$159,527	$2,278	$39,155	$4,227	$1,163	$206,741
Total ACL to total loans	0.71%	1.89%	0.78%	0.94%	0.73%	2.28%	1.52%

	December 31, 2019
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Impaired loans (recorded investment)	$—	$54,519	$10,165	$22,905	$2,762	$301	$90,652
Specific allowance	$—	$312	$—	$3,073	$10	$7	$3,402
Specific allowance to impaired loans	N/A	0.57%	—%	13.42%	0.36%	2.33%	3.75%
Other loans	$52,558	$8,261,951	$285,358	$2,698,278	$832,426	$54,784	$12,185,355
General allowance	$204	$51,400	$1,677	$29,959	$5,915	$1,587	$90,742
General allowance to other loans	0.39%	0.62%	0.59%	1.11%	0.71%	2.90%	0.74%
Total loans outstanding	$52,558	$8,316,470	$295,523	$2,721,183	$835,188	$55,085	$12,276,007
Total allowance for credit losses	$204	$51,712	$1,677	$33,032	$5,925	$1,594	$94,144
Total allowance to total loans	0.39%	0.62%	0.57%	1.21%	0.71%	2.89%	0.77%
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At December 31, 2020, total TDR loans were $51.6 million compared to $46.7 million at December 31, 2019.
The balance of loans with modified terms due to COVID-19 as of December 31, 2020 totaled $1.38 billion. The majority of these loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of December 31, 2020, unless the loans were TDR prior to the COVID-19 modification. As of December 31, 2020, real estate loans accounted for a little less than 95% of the loans modified due to hardship from the COVID-19 pandemic. The modifications consisted of full payment deferrals, interest only payments, and a hybrid of full payment deferrals for a period of time followed by interest only payments. The modifications were granted mostly for periods from 3 to 9 months.
A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of December 31, 2020 and 2019 are presented below:

	As of December 31, 2020
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$8,328	$814	$—	$58	$7,074	$471	$—	$—	$16,745
Maturity / amortization concession	11,331	10,219	—	114	925	3,814	—	117	26,520
Rate concession	6,112	378	—	—	424	1,430	—	—	8,344
Total	$25,771	$11,411	$—	$172	$8,423	$5,715	$—	$117	$51,609

	As of December 31, 2019
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$4,708	$886	$—	$54	$4,306	$259	$—	$—	$10,213
Maturity / amortization concession	14,537	10,778	—	43	—	5,931	—	122	31,411
Rate concession	4,419	181	—	103	334	65	—	—	5,102
Total	$23,664	$11,845	$—	$200	$4,640	$6,255	$—	$122	$46,726

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at December 31, 2020 were comprised of 33 commercial real estate loans totaling $25.8 million, 25 commercial business loans totaling $11.4 million and 16 consumer and other loans totaling $172 thousand. TDRs on accrual status at December 31, 2019 were comprised of 15 commercial real estate loans totaling $23.7 million, 27 commercial business loans totaling $11.8 million, and 12 consumer and other loans totaling $200 thousand. The Company expects that TDR loans on accrual status as of December 31, 2020, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.
The Company recorded an allowance for credit losses of $4.8 million, $3.1 million, and $3.0 million on TDR loans as of December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, the Company had outstanding commitments to extend additional funds to these borrowers totaling $204 thousand and $742 thousand, respectively.
The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2020, 2019, and 2018:

	For The Years Ended December 31,
	2020		2019		2018
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real Estate - Residential	—	$—	—	$—	—	$—
Real Estate - Commercial
Retail	3	1,589	5	1,465	2	53
Hotel & Motel	—	—	3	1,411	—	—
Gas Station & Car Wash	2	501	—	—	—	—
Mixed Use	2	1,215	—	—	1	73
Industrial & Warehouse	1	256	—	—	1	2,070
Other	2	2,722	5	2,894	2	3,903
Real Estate - Construction	—	—	—	—	1	230
Commercial Business	6	1,620	11	2,341	19	11,870
Residential Mortgage	—	—	—	—	—	—
Consumer and Other	9	113	10	54	9	1,827
Total	25	$8,016	34	$8,165	35	$20,026
The allowance for credit losses/allowance for loan losses for the TDRs modified during the twelve months ended December 31, 2020, 2019, and 2018 were $1.5 million, $110 thousand, and $262 thousand, respectively. Charge offs for TDR loans modified during the twelve months ended December 31, 2020, 2019, and 2018 totaled $0, $33 thousand, and $0.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents loans by class for TDRs that have been modified during the twelve months ended December 31, 2020, 2019, and 2018, and have subsequently had payment defaults within the first year after modification.

	For The Years Ended December 31,
	2020		2019		2018
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real Estate - Residential	—	$—	—	$—	—	$—
Real Estate - Commercial
Retail	1	478	2	141	1	53
Hotel & Motel	—	—	2	761	1	734
Gas Station & Car Wash	1	464	—	—	—	—
Mixed Use	2	1,215	—	—	—	—
Industrial & Warehouse	—	—	1	229	2	2,300
Other	—	—	3	1,051	1	1,215
Real Estate - Construction	—	—	—	—	—	—
Commercial business	1	164	4	237	5	1,075
Residential mortgage	—	—	—	—	—	—
Consumer and Other	5	30	12	48	—	—
Total	10	$2,351	24	$2,467	10	$5,377

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The ACL recorded for the TDRs described above as of December 31, 2020, 2019, and 2018 were $120 thousand, $105 thousand, and $131 thousand, respectively, and the charge offs for the years ended December 31, 2020, 2019, and 2018 were $0, $107 thousand, and $180 thousand, respectively.
The ten TDR loans that subsequently defaulted in 2020 were comprised of four commercial real estate loans totaling $2.2 million, one commercial business totaling $164 thousand and five consumer loans totaling $30 thousand.
The twenty-four TDR loans that subsequently defaulted in 2019 were comprised of eight commercial real estate loans totaling $2.2 million, four commercial business loans totaling $237 thousand and twelve consumer loans totaling $48 thousand.
The ten TDR loans that subsequently defaulted in 2018 were comprised of five commercial real estate loans totaling $4.3 million and five commercial business loan totaling $1.1 million.
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). All loans to Related Parties were made at substantially the same terms and conditions at the time of origination as other originated loans to borrowers that were not affiliated with the Company. All loans to Related Parties were current as of December 31, 2020 and 2019, and the outstanding principal balance as of both December 31, 2020 and 2019 was $32.2 million. Loans to related parties at December 31, 2020 consisted of $32.2 million in real estate loans. Loans to related parties at December 31, 2019 consisted of $31.8 million in real estate loans and $465 thousand in commercial loans. During 2020, the Company added one new related party real estate loan totaling $1.0 million and one commercial business loan for $465 thousand was paid off during the year ended December 31, 2020.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of the Company’s goodwill as of December 31, 2020 and 2019 was $464.5 million. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is not amortized for book purposes and is not tax deductible.
In 2020, the Company adopted ASU 2017-04 which simplifies the current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary.
Due to the recent COVID-19 pandemic, future expected economic performance has deteriorated substantially. In addition, U.S. equity markets experienced a significant decline since the first quarter of 2020. In line with these trends, the Company’s stock price also experienced a large reduction during the year ended December 31, 2020 where it continued to trade below the Company’s tangible book value. These factors contributed to the Company performing a goodwill impairment analysis for each quarter in 2020. The Company determined that a Step 1 goodwill impairment analysis was warranted as of December 31, 2020. The Company performed a Step 1 fair value assessment and determined that goodwill was not impaired as of December 31, 2020 as the fair value of the reporting unit exceeded the book value. As the Company operates as a single reporting unit, the fair value of the Company as a whole was estimated. Therefore, there was no impairment of goodwill recorded during the year ended December 31, 2020.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. The following table provides information regarding the core deposit intangibles as of the dates indicated:

			As of December 31, 2020		As of December 31, 2019
Core deposit intangibles related to:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
			(Dollars in thousands)
Center Financial	7 years	$4,100	$(4,100)	$—	$(4,100)	$—
Pacific International Bank	7 years	604	(604)	—	(602)	2
Foster Bankshares	10 years	2,763	(2,322)	441	(2,120)	643
Wilshire Bancorp	10 years	18,138	(8,871)	9,267	(6,950)	11,188
Total		$25,605	$(15,897)	$9,708	$(13,772)	$11,833
Total amortization expense on core deposit intangibles was $2.1 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. The estimated future amortization expense for core deposit intangibles is as follows: $2.0 million in 2021, $1.9 million in 2022, $1.8 million in 2023, $1.6 million in 2024, $1.5 million in 2025, and $829 thousand in 2026.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2020 and 2019:

	As of December 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Land	$11,244	$11,244
Building and improvements	23,454	23,384
Furniture, fixtures, and equipment	26,398	26,037
Leasehold improvements	27,580	28,562
Vehicles	123	123
Software/License	14,080	10,926
	102,879	100,276
Less: Accumulated depreciation and amortization	(54,470)	(48,264)
Total premises and equipment, net	$48,409	$52,012

Depreciation and amortization expense totaled $8.2 million, $8.3 million, and $9.2 million for 2020, 2019, and 2018, respectively. There were no buildings or land sold during the years ended December 31, 2020 and 2019.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    LEASES
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”, using the modified retrospective approach under ASC 842. The Company’s operating leases are real estate leases which are comprised of bank branches, loan production offices, and office spaces with remaining lease terms ranging from 1 year to 10 years as of December 31, 2020.  Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2020, the Company did not have any finance leases.
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
The table below summarizes the Company’s net lease cost:

	Year Ended
	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Operating lease cost	$15,554	$16,039
Variable lease cost	3,227	3,397
Short term lease cost	—	9
Sublease income	(786)	(664)
Net lease cost	$17,995	$18,781
Rent expense for the years ended December 31, 2020 and 2019 was $18.6 million and $18.7 million, respectively.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period.
The following table summarizes supplemental balance sheet information related to operating leases:

	Year Ended
	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Operating leases
Operating lease right-of-use assets	$47,653	$58,593
Current portion of long-term lease liabilities	13,689	12,807
Long-term lease liabilities	38,341	47,699
Weighted-average remaining lease term - operating leases	5.21 years	5.83 years
Weighted-average discount rate - operating leases	2.97%	3.09%

In December 2020, the Company wrote off $1.8 million in operating lease right-of-use assets resulting from branch consolidation of five locations. The lease liabilities for these locations continue to exist and will be amortized through the life of the lease.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes supplemental cash flow information related to operating leases:

	Year Ended
	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$14,841	$14,705
Right-of-use assets obtained in exchange for lease liabilities, net	—	66,531
The table below summarizes the maturity of remaining lease liabilities:

December 31, 2020
(Dollars in thousands)
2021	$14,495
2022	10,182
2023	8,218
2024	7,353
2025	5,930
2026 and thereafter	10,314
Total lease payments	56,492
Less: imputed interest	4,462
Total lease obligations	$52,030
As of December 31, 2020, the Company did not have any additional operating lease commitments that have not yet commenced.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    DEPOSITS
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2020 and 2019, was $1.85 billion and $1.86 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at December 31, 2020 and 2019. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2020 and 2019, securities with fair values of approximately $368.2 million and $333.2 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at December 31, 2020 and 2019, totaled $1.14 billion and $1.48 billion, respectively. Brokered deposits at December 31, 2020 consisted of $735.0 million in money market and NOW accounts and $400.6 million in time deposits accounts. Brokered deposits at December 31, 2019 consisted of $538.2 million in money market and NOW accounts and $940.5 million in time deposits accounts.
At December 31, 2020, the scheduled maturities for time deposits were as follows:

December 31, 2020
(Dollars in thousands)
Scheduled maturities in:
2021	$3,885,096
2022	72,260
2023	28,011
2024	328
2025	380
2026	400
Total	$3,986,475
The following table presents the maturity schedules of time deposits in amounts of more than $250 thousand as of December 31, 2020:

December 31, 2020
(Dollars in thousands)
Three months or less	$986,633
Over three months through six months	355,113
Over six months through twelve months	482,250
Over twelve months	30,418
Total	$1,854,414
Interest expense on deposits for the periods indicated is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Money market and NOW	$34,529	$57,731	$43,252
Savings deposits	3,475	2,596	1,889
Time deposits	72,365	129,831	89,817
Total deposit interest expense	$110,369	$190,158	$134,958

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    BORROWINGS
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $4.18 billion and $3.85 billion at December 31, 2020 and 2019, respectively. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at December 31, 2020.
At December 31, 2020 and 2019 real estate secured loans with a carrying amount of approximately $6.95 billion and $6.76 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At December 31, 2020 and 2019, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At December 31, 2020 and 2019, FHLB advances totaling $250.0 million and $625.0 million, and had a weighted average effective interest rate of 1.07% and 1.84%, respectively. At December 31, 2020 $200.0 million in advances had fixed interest rates until maturity and $50.0 million in advances were overnight borrowings with variable interest rates. FHLB advances at December 31, 2020 had various maturities through 2022. The interest rates on FHLB advances as of December 31, 2020 ranged between 0.17% and 2.39%. At December 31, 2020, the Company’s remaining borrowing capacity with the FHLB was $3.92 billion.
At December 31, 2020, the contractual maturities for outstanding FHLB advances were as follows:

December 31, 2020
Scheduled maturities in:	(Dollars in thousands)
2021	$150,000
2022	100,000
Total	$250,000
As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At December 31, 2020, the outstanding principal balance of the qualifying loans pledged at the FRB was $783.6 million and investment securities pledged was $4.4 million. At December 31, 2020 and 2019, the total available borrowing capacity at the FRB discount window was $616.0 million and $740.6 million, respectively. There were no borrowings outstanding at the FRB discount window as of December 31, 2020 and 2019.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUBORDINATED DEBENTURES AND CONVERTIBLE NOTES
Subordinated Debt
At December 31, 2020, the Company had nine wholly-owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures of the Company (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at December 31, 2020:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	3.400%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.125%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.196%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	1.900%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,457	Variable	3.125%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	15,968	Variable	2.036%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	11,325	Variable	1.650%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	18,332	Variable	1.630%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,228	Variable	1.840%	06/30/2037
Total		$126,000	$104,178
The carrying value of Debentures at December 31, 2020 and 2019 was $104.2 million and $103.0 million, respectively. At December 31, 2020 and 2019, acquired Debentures had remaining discounts of $25.7 million and $26.9 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at both December 31, 2020 and 2019, and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated statements of financial condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
Convertible Notes
In 2018, the Company issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes can be converted into shares of the Company’s common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock which represents a premium of 22.50% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes have the option to convert all or a portion of the notes at any time on or after February 15, 2023. Prior to February 15, 2023, the convertible notes cannot be converted except under certain specified scenarios. The Company can call the convertible notes, in part or in whole, on or after May 20, 2023 for 100% of the principal amount in cash. Holders of the convertible notes also have the option to put the convertible notes back to the Company on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash. The convertible notes can be settled in cash, stock, or a combination of stock and cash at the option of the Company.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with accounting principles, the convertible notes issued by the Company were separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The effective life of the convertible notes was estimated to be 5 years based on the first call and put date. The difference between the principal amount of the convertible notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible notes. The value of the convertible notes at issuance and carrying value as of December 31, 2020 and 2019 is presented in the tables below:

		As of December 31, 2020
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	10,951	(10,929)
Issuance costs to be capitalized	5 years	(4,119)	2,113	(2,006)
Carrying balance of convertible notes		$191,501	$13,064	$204,565

		As of December 31, 2019
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	6,659	(15,221)
Issuance costs to be capitalized	5 years	(4,119)	1,298	(2,821)
Carrying balance of convertible notes		$191,501	$7,957	$199,458
Interest expense on the convertible notes for the twelve months ended December 31, 2020 and 2019 totaled $9.5 million and $9.3 million, respectively. Interest expense for the convertible notes includes accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. Non-cash interest expense and issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. On January 1, 2021, the Company adopted ASU 2020-06 and subsequently accounts for its convertible notes as a single debt instrument. Therefore starting in 2021, interest expense will decrease closer to the coupon rate of the convertible notes as it will consist of the coupon payment and issuance cost capitalization.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    INCOME TAXES
The following presents a summary of income tax provision follows for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2020
Federal	$28,284	$(11,079)	$17,205
State	20,490	(6,919)	13,571
	$48,774	$(17,998)	$30,776
2019
Federal	$31,969	$874	$32,843
State	21,806	661	22,467
	$53,775	$1,535	$55,310
2018
Federal	$35,401	$2,336	$37,737
State	27,749	406	28,155
	$63,150	$2,742	$65,892
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years indicated:

	Year Ended December 31,
	2020	2019	2018
Statutory tax rate	21.00%	21.00%	21.00%
State taxes-net of federal tax effect	8.56%	8.73%	8.56%
Rate change - federal and state	—%	—%	0.17%
CRA investment tax credit	(7.34)%	(4.93)%	(3.96)%
Bank owned life insurance	(0.05)%	(0.06)%	(0.20)%
Tax exempt municipal bonds and loans	(0.38)%	(0.22)%	(0.21)%
State tax rate change	(2.76)%	—%	—%
Changes in uncertain tax positions	1.63%	(0.79)%	0.11%
Other	0.97%	0.71%	0.32%
Effective income tax rate	21.63%	24.44%	25.79%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred tax assets and liabilities at December 31, 2020 and 2019 were comprised of the following:

	At December 31,
	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$—	$10,441
Statutory bad debt deduction less than financial statement provision	67,388	23,588
Net operating loss carry-forward	1,690	1,834
Investment security provision	467	474
State tax deductions	3,713	3,810
Accrued compensation	123	151
Deferred compensation	93	94
Mark to market on loans held for sale	114	913
Depreciation	—	788
Nonaccrual loan interest	4,559	5,550
Other real estate owned	1,500	533
Non-qualified stock option and restricted share expense	3,143	2,348
Lease expense - ROU asset	16,452	19,400
Other	2,658	2,193
Total deferred tax assets	$101,900	$72,117
Deferred tax liabilities:
Purchase accounting fair value adjustment	$(3,534)	$—
Depreciation	(1,220)	—
FHLB stock dividends	(333)	(408)
Deferred loan costs	(9,555)	(7,441)
State taxes deferred and other	(4,565)	(2,516)
Prepaid expenses	(2,364)	(1,359)
Amortization of intangibles	(3,128)	(3,837)
ROU Asset	(15,068)	(18,786)
Unrealized gain on securities available for sale	(13,909)	(4,084)
Other	(531)	(2,023)
Total deferred tax liabilities	$(54,207)	$(40,454)
Net deferred tax assets	$47,693	$31,663
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2020 and 2019.
A summary of the Company’s net operating loss carry-forwards is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(Dollars in thousands)
2020
Saehan Bank (acquired by Wilshire)	$2,261	2030	$226	$2,488	2033	$—
Pacific International Bank	4,829	2032	420	—	N/A	—
Total	$7,090		$646	$2,488		$—

2019
Saehan Bank (acquired by Wilshire)	$2,488	2030	$226	$2,488	2030	$226
Pacific International Bank	5,249	2032	420	—	N/A	—
Total	$7,737		$646	$2,488		$226

On June 29, 2020, California Assembly Bill 85 (A.B. 85) was signed into law. A.B. 85 suspends the use of the net operating loss (“NOL”) for the 2020, 2021, and 2022 tax years. For NOL incurred in tax years before 2020 for which a deduction is denied, the carryover period is extended by three years.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2016. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. During the year ended December 31, 2020, New York State Department of Taxation concluded the examinations for the 2016, 2017 and 2018 tax years and State of Ohio Department of Taxation concluded the examination for the 2015 through 2019 tax years with no material adjustments. The Company is currently under examination by the New York City Department of Finance for the 2016, 2017 and 2018 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at January 1,	$141	$2,314
Additions based on tax positions related to prior years	2,716	—
Reduction based on tax positions related to prior years	(23)	—
Settlements with taxing authorities	(84)	(2,173)
Balance at December 31,	$2,750	$141
The total amount of unrecognized tax benefits was $2.8 million at December 31, 2020 and $141 thousand at December 31, 2019. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate by $2.4 million and $136 thousand at December 31, 2020 and 2019, respectively. The Company expects the total amount of unrecognized tax benefits to decrease by $902 thousand within the next twelve months due to an anticipated settlement with a state tax authority.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $276 thousand and $34 thousand accrued for interest expense at December 31, 2020 and 2019, respectively and no amount accrued for penalties.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    STOCK-BASED COMPENSATION
In 2019, the Company’s stockholders approved the 2019 stock-based incentive plan (the “2019 Plan”) which provides for grants of stock options, SARs, restricted stock, performance shares, and performance units to non-employee directors, employees, and potentially consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”). The 2019 Plan replaced the 2016 Plan and stipulates that no further awards shall be made under prior plans. Therefore, awards are now only issued from the 2019 Plan.
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
Outstanding ISOs, SARs, and NQSOs have vesting periods of three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units are granted with a restriction period of not less than one year from the grant date for performance-based awards and not more than three years from the grant date for time-based vesting of grants. Compensation expense for awards is recognized over the vesting period.
Under the 2019 Plan, 921,709 shares were available for future grants as of December 31, 2020.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2020	935,211	$15.34
Granted	—	—
Exercised	—	—
Expired	(75,631)	16.16
Forfeited	(8,000)	17.18
Outstanding - December 31, 2020	851,580	$15.25	4.43	$619
Options exercisable - December 31, 2020	813,580	$15.16	4.37	$619

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of restricted and performance unit activity for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2020	1,035,744	$14.08
Granted	1,177,702	9.16
Vested	(346,260)	14.91
Forfeited	(148,464)	11.84
Outstanding - December 31, 2020	1,718,722	$10.73
The total fair value of restricted and performance units vested for the years ended December 31, 2020, 2019, and 2018 was $3.3 million, $1.6 million, and $2.7 million, respectively.
The amount charged against income related to stock based payment arrangements was $8.1 million, $5.3 million, and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
At December 31, 2020, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units totaled $15.4 million and is expected to be recognized over a remaining weighted average vesting period of 1.6 years.
The estimated annual stock-based compensation expense as of December 31, 2020 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(Dollars in thousands)
For the year ended December 31:
2021	$8,121
2022	5,087
2023	1,773
2024	348
2025	60
Total	$15,389

The Company maintains the Hope Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase the Company’s common shares through payroll deductions made between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock based compensation expense. The compensation expense for ESPP for the years ended December 31, 2020, 2019 and 2018 was $250 thousand, $217 thousand, and $319 thousand, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan - The Company established a deferred compensation plan that permits eligible officers, key executives, and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2020 and 2019 amounted to $686 thousand and $765 thousand, respectively, and were included in other liabilities in the Consolidated Statements of Financial Condition. Interest expense recognized under the deferred compensation plan totaled $9 thousand, $34 thousand, and $22 thousand for 2020, 2019, and 2018, respectively.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards certain executive officers with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only two NEOs are currently participating in the LTIP. The Company accrued $490 thousand, $513 thousand, and $510 thousand in 2020, 2019, and 2018, respectively.
401(k) Savings Plan - The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The Company matches 75% of the first 8% of the employee’s compensation contributed. Employer matching is vested 25% after 2 years of service, 50% after 3 years of service, 75% after 4 years of service, and 100% after 5 or more years of service. Total employer contributions to the plan amounted to approximately $5.4 million, $4.2 million, and $5.2 million for 2020, 2019 and 2018, respectively.
Post-Retirement Benefit Plans - The Company has purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Company will be paid to beneficiaries named by the directors and officers. Total death benefits received by the Company was $1.0 million, $1.8 million, and $0, for 2020, 2019, and 2018, respectively.
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
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Company and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, the Company would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2020, 2019, and 2018 was $9.0 million, $7.9 million, and $6.9 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel for the year ended December 31, 2020 and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $1.3 million and $440 thousand at December 31, 2020 and 2019, respectively. It is reasonably possible the Company may incur losses in addition to the amounts the Company has accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes have little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
Commitments at December 31, 2020 and 2019 are summarized as follows:

	At December 31,
	2020	2019
	(Dollars in thousands)
Commitments to extend credit	$2,137,178	$1,864,947
Standby letters of credit	108,834	113,720
Other letters of credit	40,508	37,627
Commitments to fund investments in affordable housing partnerships	15,148	28,480
Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its consolidated statements of financial condition as of December 31, 2020 and 2019.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At December 31, 2020 and 2019, ACL for off-balance sheet loan commitments totaled $1.3 million and $636 thousand, respectively.

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$1,001,317	$—	$1,001,317	$—
Mortgage-backed securities:
Residential	681,013	—	681,013	—
Commercial	507,879	—	507,879	—
Corporate securities	6,134	—	6,134	—
Municipal securities	89,268	—	88,246	1,022
Equity investments with readily determinable fair value	27,611	27,611	—	—
Interest rate swaps	34,606	—	34,606	—
Mortgage banking derivatives	724	—	724	—

Liabilities:
Interest rate swaps	34,606	—	34,606	—
Mortgage banking derivatives	110	—	110	—
Other derivatives	1,000	—	602	398

		Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There were no transfers between Level 1, 2, and 3 during the period ended December 31, 2020 and 2019.
The table below presents a reconciliation and income statement classification of gains (losses) for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
	2020	2019
	(Dollars in thousands)
Beginning Balance, January 1	$1,076	$1,059
Change in fair value included in other comprehensive income (loss)	(54)	17
Ending Balance, December 31	$1,022	$1,076
The Company measures certain assets at fair value on a non-recurring basis including collateral dependent loans (excludes PCI loans at December 31, 2019), loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO. Assets measured at fair value on a non-recurring basis at December 31, 2020 and 2019 are summarized below:

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$21,688	$—	$—	$21,688
Commercial business	7,694	—	—	7,694
OREO	19,260	—	—	19,260

		Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$9,519	$—	$—	$9,519
Commercial business	8,942	—	—	8,942
OREO	19,086	—	—	19,086

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For assets measured at fair value on a non-recurring basis, the total net gains (losses) which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales in 2020 and 2019 are summarized below:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(4,463)	$426
Commercial business	(4,937)	(2,212)
Consumer	—	(1,198)
Loans held for sale, net	—	165
OREO	3,650	1,218

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$350,579	$350,579	Level 1
Interest bearing deposits in other financial institutions	28,642	28,669	Level 2
Equity investments without readily determinable fair values	32,088	32,088	Level 2
Loans held for sale	17,743	18,288	Level 2
Loans receivable, net	13,356,472	13,428,706	Level 3
Accrued interest receivable	59,430	59,430	Level 2/3
Servicing assets, net	12,692	15,785	Level 3
Customers’ liabilities on acceptances	1,184	1,184	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,814,254	$4,814,254	Level 2
Saving and other interest bearing demand deposits	5,533,183	5,533,183	Level 2
Time deposits	3,986,475	3,992,973	Level 2
FHLB advances	250,000	254,456	Level 2
Convertible notes, net	204,565	201,731	Level 1
Subordinated debentures, net	104,178	98,948	Level 2
Accrued interest payable	14,706	14,706	Level 2
Acceptances outstanding	1,184	1,184	Level 2

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$698,567	$698,567	Level 1
Interest bearing deposits in other financial institutions	29,162	29,235	Level 2
Equity investments without readily determinable fair values	26,967	26,967	Level 2
Loans held for sale	54,271	56,011	Level 2
Loans receivable, net	12,181,863	12,143,727	Level 3
Accrued interest receivable	30,772	30,772	Level 2/3
Servicing assets, net	16,417	18,966	Level 3
Customers’ liabilities on acceptances	1,117	1,117	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,108,687	$3,108,687	Level 2
Saving and other interest bearing demand deposits	4,259,707	4,259,707	Level 2
Time deposits	5,158,970	5,182,405	Level 2
FHLB advances	625,000	628,903	Level 2
Convertible notes, net	199,458	206,210	Level 1
Subordinated debentures, net	103,035	114,690	Level 2
Accrued interest payable	33,810	33,810	Level 2
Acceptances outstanding	1,117	1,117	Level 2

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.     DERIVATIVE FINANCIAL INSTRUMENTS
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The changes in fair value is recognized in the income statement in other income and fees. The Company is required to hold cash as collateral for the swaps, which is recorded in other assets on the consolidated statement of financial condition. Total cash held as collateral for back to back swaps was $9.1 million at December 31, 2020 and $8.9 million at December 31, 2019.
At December 31, 2020 and 2019, interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$—	$137,890
Weighted average remaining term (years)	0.0	7.2
Pay fixed rate (weighted average)	—%	3.62%
Received variable rate (weighted average)	—%	3.83%
Estimated fair value	$—	$739

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$503,929	$282,326
Weighted average remaining term (years)	6.8	6.9
Pay fixed rate (weighted average)	3.86%	4.48%
Received variable rate (weighted average)	2.26%	3.98%
Estimated fair value	$(34,606)	$(9,614)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$—	$137,890
Weighted average remaining term (years)	0.0	7.2
Received fixed rate (weighted average)	—%	3.62%
Pay variable rate (weighted average)	—%	3.83%
Estimated fair value	$—	$(739)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$503,929	$282,326
Weighted average remaining term (years)	6.8	6.9
Received fixed rate (weighted average)	3.86%	4.48%
Pay variable rate (weighted average)	2.26%	3.98%
Estimated fair value	$34,606	$9,614

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2020, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on their interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At December 31, 2020, the notional amount of the risk participation agreements sold was $112.8 million with a credit valuation adjustment of $398 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing interest rate swap agreement as of December 31, 2020 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt. The swap was entered into during 2020 and was determined to be fully effective during the period presented. The aggregate fair value of the swap is recorded in derivative liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedge to remain fully effective during the remaining term of the swap. For the twelve months ended December 31, 2020, the Company reclassified $52 thousand from accumulated other comprehensive income to interest expense. There were no reclassification from accumulated comprehensive income to interest expense during twelve months ended December 31, 2019 as there was no outstanding interest rate swap designated as cash flow hedges. Total cash held as collateral for interest rate swaps was $54.9 million at December 31, 2020 and $22.1 million at December 31, 2019.

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge (included in other liabilities)
Notional amount	$100,000	$—
Weighted average remaining term (years)	4.3	0.0
Received variable rate (weighted average)	0.22%	—%
Pay fixed rate (weighted average)	0.49%	—%
Estimated fair value	$(602)	$—
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2020 and 2019, the Company had approximately $43.8 million and $10.5 million, respectively, in interest rate lock commitments, all of which was entered into forward sales commitments for the future delivery of residential mortgage loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the notional amount and fair value of mortgage banking derivatives as of the dates indicated:

	December 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$37,507	$679	$10,540	$84
Forward sale contracts related to mortgage banking	$8,641	$45	$4,532	$11

Liabilities:
Interest rate lock commitments	$6,267	$(31)	$—	$—
Forward sale contracts related to mortgage banking	$35,133	$(79)	$6,008	$(16)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    STOCKHOLDERS’ EQUITY
Total stockholders’ equity at December 31, 2020 was $2.05 billion, compared to $2.04 billion at December 31, 2019. The increase in stockholders’ equity was due to the increase from income earned during the year and an increase in accumulated other comprehensive income partially offset by an increase in treasury stock from shares repurchased during 2020.
In June 2019, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock. During the year ended December 31, 2019, the Company repurchased 943,094 shares of common stock totaling $13.8 million. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding. In 2020, the Company completed the $50.0 million repurchase plan though the repurchase of 2,716,034 shares of common stock totaling $36.2 million. As of December 31, 2020, the Company had repurchased a total of 12,661,581 shares of its common stock totaling $200.0 million as part of all previous repurchase programs that were authorized by the Company’s Board of Directors.
Dividends
The Company’s Board of Directors approved and the Company paid quarterly dividends of $0.14 per common share in each quarter of 2020 and 2019. The Company paid aggregate dividends of $69.2 million and $70.9 million to common stockholders in 2020 and 2019, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes to accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Balance at beginning of period	$9,149	$(32,705)	$(21,781)
Unrealized gains (losses) on securities available for sale	41,562	59,851	(16,201)
Unrealized (losses) on interest rate swaps for cash flow hedge	(602)	—	—
Reclassification adjustments for net gains realized in income	(7,583)	(282)	—
Tax effect	(9,773)	(17,715)	4,996
Total other comprehensive income (loss)	23,604	41,854	(11,205)
Reclassification to retained earnings per ASU 2016-01	—	—	281
Balance at end of period	$32,753	$9,149	$(32,705)
For the twelve months ended December 31, 2020, $7.6 million, was reclassified out of accumulated other comprehensive income to reflect the gain on sale of securities. For the twelve months ended December 31, 2019 and 2018, $282 thousand and $0, respectively, was reclassified out of accumulated other comprehensive loss to reflect the gain on sale and calls of securities.
In 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result of the adoption of ASU 2016-01, the Company no longer accounts for mutual funds as securities available for sale and accounts for these investments as equity investments with changes to fair value recorded through earnings. In accordance with ASU 2016-01, the Company reclassified $281 thousand in net unrealized losses included in other comprehensive income, net of taxes to retained earnings on January 1, 2018.

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
•The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•A new additional capital conservation buffer of 2.50% of risk-weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. The capital conservation buffer was initially 0.625% in 2016 and was fully phased-in at 2.50% as of January 1, 2019.
As of December 31, 2020, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
As of December 31, 2020 and 2019, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s and the Bank’s capital levels and regulatory capital ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,568,508	10.94%	$645,366	4.50%	$1,003,902	7.00%	N/A	N/A
Bank	$1,850,091	12.90%	$645,277	4.50%	$1,003,764	7.00%	$932,066	6.50%
Total capital (to risk-weighted assets):
Company	$1,846,229	12.87%	$1,147,317	8.00%	$1,505,853	10.50%	N/A	N/A
Bank	$2,027,534	14.14%	$1,147,159	8.00%	$1,505,646	10.50%	$1,433,948	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,668,786	11.64%	$860,487	6.00%	$1,219,024	8.50%	N/A	N/A
Bank	$1,850,091	12.90%	$860,369	6.00%	$1,218,856	8.50%	$1,147,159	8.00%
Tier I capital (to average assets):
Company	$1,668,786	10.22%	$653,163	4.00%	N/A	N/A	N/A	N/A
Bank	$1,850,091	11.33%	$653,241	4.00%	N/A	N/A	$816,551	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,553,697	11.76%	$594,373	4.50%	$924,581	7.00%	N/A	N/A
Bank	$1,811,862	13.72%	$594,320	4.50%	$924,498	7.00%	$858,462	6.50%
Total capital (to risk-weighted assets):
Company	$1,747,611	13.23%	$1,056,664	8.00%	$1,386,871	10.50%	N/A	N/A
Bank	$1,906,642	14.44%	$1,056,569	8.00%	$1,386,747	10.50%	$1,320,711	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,652,831	12.51%	$792,498	6.00%	$1,122,705	8.50%	N/A	N/A
Bank	$1,811,862	13.72%	$792,427	6.00%	$924,498	8.50%	$1,056,569	8.00%
Tier I capital (to average assets):
Company	$1,652,831	11.22%	$589,367	4.00%	N/A	N/A	N/A	N/A
Bank	$1,811,862	12.29%	$589,604	4.00%	N/A	N/A	$737,005	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$1,301	$1,608
Customer analysis charges	6,765	7,801
NSF charges	3,687	7,654
Other service charges	598	799
Total noninterest bearing deposit account income	12,351	17,862

Interest bearing deposit account income:
Monthly service charges	92	71

Total service fees on deposit accounts	$12,443	$17,933

Wire transfer fee income:
Wire transfer fees	$3,188	$4,058
Foreign exchange fees	389	500
Total wire transfer fees	$3,577	$4,558

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
OREO Income (Expense)
OREO are often sold in transactions that, under ASU 2014-09, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. The Company recognized a net loss of $108 thousand and a net loss of $14 thousand on sale of OREO for the years ended December 31, 2020 and 2019, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.    EARNINGS PER SHARE (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company’s earnings. For the years ended December 31, 2020 and 2019, stock options and restricted shares awards of approximately 827,405 and 894,226 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
In 2018, the Company issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the years ended December 31, 2020 and 2019, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the years ended December 31, 2020 and 2019.
In 2019, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. During the year ended December 31, 2019, the Company repurchased 943,094 shares of common stock totaling $13.8 million. During the year ended December 31, 2020, the Company repurchased 2,716,034 shares of common stock totaling $36.2 million. The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding. During the year ended December 31, 2018, the Company repurchased 5,565,696 shares of common stock totaling $100.0 million.
The following table shows the computation of basic and diluted EPS for the years ended December 31, 2020, 2019, and 2018:

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
2020
Basic EPS - common stock	$111,515	123,501,401	$0.90
Effect of dilutive securities:
Stock options, restricted stock, performance awards, and ESPP shares		387,942
Diluted EPS - common stock	$111,515	123,889,343	$0.90

2019
Basic EPS - common stock	$171,040	126,598,564	$1.35
Effect of dilutive securities:
Stock options, restricted stock, performance awards, and ESPP shares		276,756
Diluted EPS - common stock	$171,040	126,875,320	$1.35

2018
Basic EPS - common stock	$189,589	131,716,726	$1.44
Effect of dilutive securities:
Stock options, restricted stock, and performance awards		237,466
Diluted EPS - common stock	$189,589	131,954,192	$1.44

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of December 31, 2020 and 2019, the Company did not have a valuation allowance on it servicing assets.
The changes in net servicing assets for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$16,417	$23,132
Additions through originations of servicing assets	2,864	1,790
Amortization	(6,589)	(8,505)
Balance at end of period	$12,692	$16,417
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.23 billion and $1.35 billion as of December 31, 2020 and 2019.
Total servicing assets at December 31, 2020 totaled $12.7 million and were comprised of $8.4 million in SBA servicing assets and $4.3 million in mortgage related servicing assets. At December 31, 2019, servicing assets totaled $16.4 million, comprised of $12.1 million in SBA servicing assets and $4.3 million in mortgage related servicing assets.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at December 31, 2020 and 2019 are presented below.

	December 31, 2020	December 31, 2019
SBA Servicing Assets:
Weighted-average discount rate	9.93%	9.19%
Constant prepayment rate	14.40%	14.17%
Mortgage Servicing Assets:
Weighted-average discount rate	8.26%	9.25%
Constant prepayment rate	8.63%	9.57%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed statements of financial condition for only the parent company, Hope Bancorp, as of December 31, 2020 and 2019:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$20,170	$38,981
Other assets	7,897	6,703
Investment in bank subsidiary	2,335,336	2,294,175
Total assets	$2,363,403	$2,339,859

LIABILITIES:
Convertible notes, net	$204,565	$199,458
Subordinated debentures, net	104,178	103,035
Accounts payable and other liabilities	915	1,355
Total liabilities	309,658	303,848
Stockholders’ equity	2,053,745	2,036,011
Total liabilities and stockholders’ equity	$2,363,403	$2,339,859
The following presents the unconsolidated condensed statements of income for only the parent company, Hope Bancorp, for the years ended December 31, 2020, 2019, and 2018:
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	(14,147)	(16,001)	(12,152)
Noninterest income	—	175	525
Noninterest expense	(5,316)	(4,386)	(4,855)
Dividend from subsidiary, net	96,000	120,000	10,000
Equity in undistributed earnings of subsidiary	29,781	65,713	191,161
Income before income tax benefit	106,318	165,501	184,679
Income tax benefit	5,197	5,539	4,910
Net income	111,515	171,040	189,589
Other comprehensive income (loss), net of tax	23,604	41,854	(11,205)
Comprehensive income	$135,119	$212,894	$178,384

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following presents the unconsolidated condensed statements of cash flows for only the parent company, Hope Bancorp, for the years ended December 31, 2020, 2019, and 2018:
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,515	$171,040	$189,589
Adjustments to reconcile net income to net cash from operating activities:
Amortization	6,250	6,021	4,118
Stock-based compensation expense	201	—	300
Net change in fair value of equity investments with readily determinable fair value	—	(175)	(525)
Change in other assets	(1,194)	(999)	4,534
Change in accounts payable and other liabilities	(440)	257	653
Equity in undistributed earnings of bank subsidiary	(29,781)	(65,713)	(191,161)
Net cash from operating activities	86,551	110,431	7,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	—	700	—
Net cash from investing activities	—	700	—
CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of additional stock pursuant to various stock plans	—	12	469
Proceeds from convertible notes, net of issuance fees	—	—	212,920
Purchase of treasury stock	(36,180)	(13,820)	(150,000)
Payments of cash dividends	(69,182)	(70,935)	(71,631)
Net cash used in financing activities	(105,362)	(84,743)	(8,242)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,811)	26,388	(734)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	38,981	12,593	13,327
CASH AND CASH EQUIVALENTS, END OF YEAR	$20,170	$38,981	$12,593

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	2020 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$166,868	$145,061	$145,220	$141,729
Interest expense	47,577	35,247	27,583	20,973
Net interest income before provision for credit losses	119,291	109,814	117,637	120,756
Provision for credit losses	28,000	17,500	22,000	27,500
Net interest income after provision for credit losses	91,291	92,314	95,637	93,256
Noninterest income	13,264	11,240	17,513	11,415
Noninterest expense	72,140	67,030	73,406	71,063
Income before income tax provision	32,415	36,524	39,744	33,608
Income tax provision	6,462	9,771	9,254	5,289
Net income	$25,953	$26,753	$30,490	$28,319

Basic earnings per common share	$0.21	$0.22	$0.25	$0.23
Diluted earnings per common share	$0.21	$0.22	$0.25	$0.23

	2019 Quarter Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$173,130	$173,466	$172,417	$165,773
Interest expense	53,522	56,245	56,159	52,265
Net interest income before provision for loan losses	119,608	117,221	116,258	113,508
Provision for loan losses	3,000	1,200	2,100	1,000
Net interest income after provision for loan losses	116,608	116,021	114,158	112,508
Noninterest income	11,422	12,287	12,995	12,979
Noninterest expense	70,833	71,371	69,995	70,429
Income before income tax provision	57,197	56,937	57,158	55,058
Income tax provision	14,439	14,256	14,566	12,049
Net income	$42,758	$42,681	$42,592	$43,009

Basic earnings per common share	$0.34	$0.34	$0.34	$0.34
Diluted earnings per common share	$0.34	$0.34	$0.34	$0.34