Form 10-Q
period 2021-03-31
HOPE BANCORP INC
filed 2021-05-10
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 5, 2021, there were 123,566,066 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the COVID-19 pandemic and its impact on our financial position, results of operations, liquidity, and capitalization; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$286,400	$256,565
Interest bearing cash in other banks	90,266	94,014
Total cash and cash equivalents	376,666	350,579
Interest bearing deposits in other financial institutions	25,943	28,642
Securities available for sale, at fair value	2,233,744	2,285,611
Equity investments	59,049	59,699
Loans held for sale, at the lower of cost or fair value	19,672	17,743
Loans receivable, net of allowance for credit losses of $207,943 and $206,741 at March 31, 2021 and December 31, 2020, respectively	13,494,686	13,356,472
Other real estate owned (“OREO”), net	18,515	20,121
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,250
Premises and equipment, net	47,918	48,409
Accrued interest receivable	60,498	59,430
Deferred tax assets, net	58,115	47,693
Customers’ liabilities on acceptances	754	1,184
Bank owned life insurance (“BOLI”)	77,089	76,765
Investments in affordable housing partnerships	66,752	69,454
Operating lease right-of-use assets, net	44,179	47,653
Goodwill	464,450	464,450
Core deposit intangible assets, net	9,198	9,708
Servicing assets, net	12,084	12,692
Other assets	112,298	133,109
Total assets	$17,198,860	$17,106,664

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$5,427,174	$4,814,254
Interest bearing:
Money market and NOW accounts	5,009,419	5,232,413
Savings deposits	305,326	300,770
Time deposits	3,559,350	3,986,475
Total deposits	14,301,269	14,333,912
FHLB advances	400,000	250,000
Convertible notes, net	215,504	204,565
Subordinated debentures, net	104,469	104,178
Accrued interest payable	8,611	14,706
Acceptances outstanding	754	1,184
Operating lease liabilities	48,575	52,030
Commitments to fund investments in affordable housing partnerships	13,354	15,148
Other liabilities	60,743	77,196
Total liabilities	$15,153,279	$15,052,919
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 136,142,075 and 123,480,494 shares, respectively, at March 31, 2021, and issued and outstanding 135,926,445 and 123,264,864 shares, respectively, at December 31, 2020	$136	$136
Additional paid-in capital	1,417,137	1,434,916
Retained earnings	823,085	785,940
Treasury stock, at cost; 12,661,581 and 12,661,581 shares at March 31, 2021 and December 31, 2020	(200,000)	(200,000)
Accumulated other comprehensive income, net	5,223	32,753
Total stockholders’ equity	2,045,581	2,053,745
Total liabilities and stockholders’ equity	$17,198,860	$17,106,664

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$129,736	$154,230
Interest on securities	7,915	10,609
Interest on other investments	642	2,029
Total interest income	138,293	166,868
INTEREST EXPENSE:
Interest on deposits	12,770	41,113
Interest on FHLB advances	642	2,647
Interest on other borrowings and convertible notes	2,302	3,817
Total interest expense	15,714	47,577
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	122,579	119,291
PROVISION FOR CREDIT LOSSES	3,300	28,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	119,279	91,291
NONINTEREST INCOME:
Service fees on deposit accounts	1,790	4,133
International service fees	841	790
Loan servicing fees, net	1,044	365
Wire transfer fees	844	998
Swap fees	67	976
Net gains on sales of other loans	2,096	1,855
Other income and fees	2,122	4,147
Total noninterest income	8,804	13,264
NONINTEREST EXPENSE:
Salaries and employee benefits	41,216	42,502
Occupancy	6,967	7,410
Furniture and equipment	4,186	4,259
Advertising and marketing	1,625	1,673
Data processing and communications	2,737	2,631
Professional fees	2,903	3,300
Investments in affordable housing partnership expenses	2,702	2,551
FDIC assessments	1,255	1,559
Credit related expenses	2,218	1,662
OREO expense, net	281	843
Other	4,341	3,750
Total noninterest expense	70,431	72,140
INCOME BEFORE INCOME TAXES	57,652	32,415
INCOME TAX PROVISION	13,965	6,462
NET INCOME	$43,687	$25,953
EARNINGS PER COMMON SHARE
Basic	$0.35	$0.21
Diluted	$0.35	$0.21

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net income	$43,687	$25,953
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(40,803)	38,853
Change in unrealized net holding gains on interest rate swaps used in cash flow hedges	602	—
Reclassification adjustments for net gains realized in net income	66	—
Tax effect	12,605	(11,553)
Other comprehensive (loss) income, net of tax	(27,530)	27,300
Total comprehensive income	$16,157	$53,253

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2019	125,756,543	$136	$1,428,066	$762,480	$(163,820)	$9,149	$2,036,011
CECL day 1 impact				(26,729)			(26,729)
CECL day 1 impact tax adjustment				7,947			7,947
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	128,895	—	—				—
Stock-based compensation			1,209				1,209
Cash dividends declared on common stock ($0.14 per share)				(17,423)			(17,423)
Comprehensive income:
Net income				25,953			25,953
Other comprehensive income						27,300	27,300
Repurchase of treasury stock	(2,716,034)				(36,180)		(36,180)
BALANCE, MARCH 31, 2020	123,169,404	$136	$1,429,275	$752,228	$(200,000)	$36,449	$2,018,088

BALANCE, DECEMBER 31, 2020	123,264,864	$136	$1,434,916	$785,940	$(200,000)	$32,753	$2,053,745
Adoption of ASU 2020-06			(21,420)	10,715			(10,705)
Adoption of ASU 2020-06 tax adjustment			3,145				3,145
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	215,630	—	—				—
Stock-based compensation			496				496
Cash dividends declared on common stock ($0.14 per share)				(17,257)			(17,257)
Comprehensive income:
Net income				43,687			43,687
Other comprehensive loss						(27,530)	(27,530)
BALANCE, MARCH 31, 2021	123,480,494	$136	$1,417,137	$823,085	$(200,000)	$5,223	$2,045,581

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,687	$25,953
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	6,638	(2,497)
Stock-based compensation expense	2,572	1,990
Provision for credit losses	3,300	28,000
Provision for unfunded loan commitments	105	610
Provision for accrued interest receivables on loans	600	—
Valuation adjustment of OREO	155	765
Net gains on sales of other loans	(2,096)	(1,855)
Earnings on BOLI	(324)	(90)
Net change in fair value of derivatives	6	(561)
Net losses on sales of OREO	14	61
Net change in fair value of equity investments with readily determinable fair value	484	(354)
Losses on investments in affordable housing partnerships	2,629	2,480
Net change in deferred income taxes	4,175	(853)
Proceeds from sales of loans held for sale	69,931	74,660
Originations of loans held for sale	(69,783)	(33,061)
Originations of servicing assets	(592)	(377)
Net change in accrued interest receivable	(1,668)	322
Net change in other assets	20,938	(42,527)
Net change in accrued interest payable	(6,095)	(3,374)
Net change in other liabilities	(16,558)	22,575
Net cash provided by operating activities	58,118	71,867
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	(249)	(2,205)
Redemption of interest bearing deposits in other financial institutions	2,948	2,205
Purchase of securities available for sale	(209,270)	(56,355)
Proceeds from matured, called, or paid-down securities available for sale	215,077	90,594
Proceeds from sale of equity investments	214	—
Proceeds from sales of other loans held for sale previously classified as held for investment	—	1,053
Net change in loans receivable	(138,554)	(300,852)
Proceeds from sales of OREO	1,437	946
Purchase of FHLB stock	—	(974)
Redemption of FHLB stock	—	2,156
Purchase of premises and equipment	(1,504)	(1,398)
Investments in affordable housing partnerships	(154)	(7,793)
Net cash used in investing activities	(130,055)	(272,623)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(32,643)	309,203
Proceeds from FHLB advances	1,140,000	800,000
Repayment of FHLB advances	(990,000)	(750,000)
Purchase of treasury stock	—	(36,777)
Cash dividends paid on common stock	(17,257)	(17,423)
Taxes paid in net settlement of restricted stock	(2,076)	(781)
Net cash provided by financing activities	98,024	304,222
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,087	103,466
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,579	698,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$376,666	$802,033

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$21,284	$49,410
Income taxes paid	$1,240	$1,777

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$—	$979
Transfer from loans receivable to loans held for sale	$—	$1,002
Transfer from loans held for sale to loans receivable	$—	$1,451

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of March 31, 2021, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, New Jersey, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.Basis of Presentation
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition as of December 31, 2020 which was from the audited financial statements included in the Company’s 2020 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2021 and December 31, 2020 and the results of operations for the three months ended March 31, 2021 and 2020. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2020 Annual Report on Form 10-K.

Accounting Pronouncements Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those annual periods. ASU 2020-06 allows companies to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. On January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective method of transition and had a cumulative effect adjustment to its retained earnings totaling $10.7 million. The Company’s convertible notes were originally recorded as separate debt and equity components. Subsequent to the adoption of ASU 2020-06, the Company’s convertible notes are now accounted for as a single debt instrument with no discount. As a result of the adoption of ASU 2020-06, the Company’s interest expense on its convertible notes declined by $1.0 million with the elimination of the existing debt discount and discount amortization which was previously recorded as non-cash interest expense.
Pending Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This one time election may be made at any time after March 12, 2020, but no later than December 31, 2022. The Company is currently in the process of evaluating ASU 2020-04 to determine whether the Company will make this election and is currently assessing the significance of the impact of modifying contracts in consideration of the election of this amendment.
In January 2021, the FASB issued ASU 2021-01, “Codification Improvements to Topic 848, Reference Rate Reform”. ASU 2021-01 amends the scope of the recent reference rate reform guidance and clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition) to qualify for certain optional relief. The new optional expedients for contract modifications and hedge accounting are expected to benefit companies, including those with certain centrally cleared derivatives affected by a discount rate transition in 2020. Amendments to the expedients and exceptions in Topic 848 captures the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 is effective immediately and can be applied retrospectively to any interim period beginning January 1, 2020 or prospectively to any new modifications in any period including or subsequent to the issuance date. The Company is currently in the process of evaluating ASU 2021-01 and its potential impact to the Company’s contracts.

3.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended March 31, 2021 and 2020, stock options and restricted share awards of 594,053 and 660,995 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). With the adoption of ASU 2020-06, the if-converted method is required for calculating dilutive EPS for all convertible instruments since the treasury stock method is no longer available. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three months ended March 31, 2021 and 2020, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the three months ended March 31, 2021 and 2020 as the conversion price exceeded the market price of the Company’s stock.
The following tables show the computation of basic and diluted EPS for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021			2020
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$43,687	123,324,745	$0.35	$25,953	124,295,327	$0.21
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		1,011,385			380,969
Diluted EPS - common stock	$43,687	124,336,130	$0.35	$25,953	124,676,296	$0.21

4.    Equity Investments
Equity investments with readily determinable fair values at March 31, 2021 and December 31, 2020, consisted of mutual funds in the amounts of $27.1 million and $27.6 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three months ended March 31, 2021 and 2020 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(484)	$354
Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values	$(484)	$354

At March 31, 2021 and December 31, 2020, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At March 31, 2021, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $31.9 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $30.6 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2020, the total balance of equity investments without readily determinable fair values was $32.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $30.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three months ended March 31, 2021 and 2020.

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$901,735	$9,424	$(6,500)	$—	$904,659
Mortgage-backed securities:
Residential	646,409	3,190	(11,771)	—	637,828
Commercial	527,528	13,378	(3,118)	—	537,788
Asset-backed securities	34,781	104	(36)	—	34,849
Corporate securities	14,435	—	(1,230)	—	13,205
Municipal securities	103,481	2,272	(338)	—	105,415
Total investment securities available for sale	$2,228,369	$28,368	$(22,993)	$—	$2,233,744

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$990,679	$11,482	$(844)	$—	$1,001,317
Mortgage-backed securities:
Residential	672,667	8,460	(114)	—	681,013
Commercial	482,874	25,026	(21)	—	507,879
Corporate securities	7,000	15	(881)	—	6,134
Municipal securities	86,213	3,058	(3)	—	89,268
Total investment securities available for sale	$2,239,433	$48,041	$(1,863)	$—	$2,285,611

As of March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three months ended March 31, 2021 and 2020, the Company recognized zero net gains on sales and calls of securities available for sale. For the three months ended March 31, 2021 and 2020, the Company had no sales of securities available for sale.
At March 31, 2021 and December 31, 2020, $4.4 million and $33.2 million in unrealized gains on securities available for sale net of taxes, respectively, were included in accumulated other comprehensive income. For the three months ended March 31, 2021 and 2020, there were no reclassifications out of accumulated other comprehensive income into earnings as gain on sales of investments securities available for sale.

The amortized cost and estimated fair value of investment securities at March 31, 2021, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$350	$351
Due after one year through five years	—	—
Due after five years through ten years	19,616	19,478
Due after ten years	97,950	98,791
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	901,735	904,659
Mortgage-backed securities:
Residential	646,409	637,828
Commercial	527,528	537,788
Asset-backed securities	34,781	34,849
Total	$2,228,369	$2,233,744

Securities with carrying values of approximately $325.0 million and $376.1 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of March 31, 2021
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	24	$453,139	$(6,475)	2	$2,347	$(25)	26	$455,486	$(6,500)
Mortgage-backed securities:
Residential*	44	507,249	(11,771)	—	—	—	44	507,249	(11,771)
Commercial*	13	136,164	(3,118)	—	—	—	13	136,164	(3,118)
Asset-backed securities	1	4,515	(36)	—	—	—	1	4,515	(36)
Corporate securities	3	9,011	(423)	1	4,194	(807)	4	13,205	(1,230)
Municipal securities	10	31,371	(338)	—	—	—	10	31,371	(338)
Total	95	$1,141,449	$(22,161)	3	$6,541	$(832)	98	$1,147,990	$(22,993)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2020
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	22	$312,757	$(844)	—	$—	$—	22	$312,757	$(844)
Mortgage-backed securities:
Residential*	8	46,094	(114)	—	—	—	8	46,094	(114)
Commercial*	1	10,275	(21)	—	—	—	1	10,275	(21)
Corporate securities	—	—	—	1	4,119	(881)	1	4,119	(881)
Municipal securities	1	997	(3)	—	—	—	1	997	(3)
Total	32	$370,123	$(982)	1	$4,119	$(881)	33	$374,242	$(1,863)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had two CMOs and one corporate security that were in a continuous unrealized loss position for twelve months or longer with fair values of $2.3 million and $4.2 million, respectively as of March 31, 2021. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.
With the adoption of ASU 2016-13 on January 1, 2020, the CECL methodology replaced the other-than-temporary impairment model that previously existed. The Company did not have a day 1 allowance impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of March 31, 2021 and December 31, 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale. Accrued interest receivable for investment securities available for sale at March 31, 2021 and December 31, 2020, totaled $4.5 million and $4.7 million, respectively.
The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded at March 31, 2021.
Approximately 93% of the Company’s investment portfolio at March 31, 2021 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero allowance approach for these investment securities is appropriate. The Company had also had one asset-backed security, four corporate securities, and 10 municipal bonds in unrealized loss positions at March 31, 2021. The Company performed an assessment of investment securities in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at March 31, 2021.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by major category:

	March 31, 2021	December 31, 2020
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$52,671	$54,795
Commercial	8,489,638	8,425,959
Construction	269,114	291,380
Total real estate loans	8,811,423	8,772,134
Commercial business[1]	4,346,244	4,157,787
Residential mortgage	501,000	582,232
Consumer and other	43,962	51,060
Loans receivable	13,702,629	13,563,213
Allowance for credit losses	(207,943)	(206,741)
Loans receivable, net of allowance for credit losses	$13,494,686	$13,356,472
__________________________________
1 Commercial business loans as of March 31, 2021 and December 31, 2020 include $715.5 million and $452.7 million, respectively, in SBA Paycheck Protection Program Loans
On January 1, 2020, the Company adopted ASU 2016-13, or CECL, using the modified retrospective method for all of its loans measured at amortized cost.
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and allowance for credit losses. The Company had net deferred fees of $15.4 million and net deferred costs of $3.6 million at March 31, 2021 and December 31, 2020, respectively. Net loan fees related to SBA Paycheck Protection Program (“PPP”) loans totaled $18.3 million at March 31, 2021 compared to $6.4 million at December 31, 2020 and included fees from the origination of SBA PPP loans net of deferred origination costs. The increase in deferred fees for SBA PPP loans was primarily due to the origination of $304.7 million in second round SBA PPP loans during the three months ended March 31, 2021.
The loan portfolio consists of four segments: real estate, commercial business, residential mortgage, and consumer and other loans. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs and also include warehouse lines of credit and SBA PPP loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.

The tables below details the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2021 and 2020. Accrued interest receivables on loans totaled $55.9 million at March 31, 2021 and $54.6 million at December 31, 2020. The Company set aside an allowance on loan accrued interest receivables of $1.3 million at March 31, 2021 and $1.0 million at December 31, 2020.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended March 31, 2021
Balance, beginning of period	$162,196	$39,155	$4,227	$1,163	$206,741
Provision (credit) for credit losses	2,345	2,625	(1,492)	(178)	3,300
Loans charged off	(2,818)	(610)	—	(93)	(3,521)
Recoveries of charge offs	584	690	—	149	1,423
Balance, end of period	$162,307	$41,860	$2,735	$1,041	$207,943

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended March 31, 2020
Balance, beginning of period	$53,593	$33,032	$5,925	$1,594	$94,144
CECL day 1 adoption	27,791	(1,022)	(543)	(26)	26,200
Provision for credit losses	15,491	11,549	397	563	28,000
Loans charged off	(2,397)	(3,035)	—	(525)	(5,957)
Recoveries of charge offs	167	2,359	—	10	2,536
Balance, end of period	$94,645	$42,883	$5,779	$1,616	$144,923

The following tables break out the allowance for credit losses and loan balance by measurement methodology at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$16,641	$3,969	$16	$15	$20,641
Collectively evaluated	145,666	37,891	2,719	1,026	187,302
Total	$162,307	$41,860	$2,735	$1,041	$207,943

Loans outstanding:
Individually evaluated	$125,326	$22,620	$3,379	$628	$151,953
Collectively evaluated	8,686,097	4,323,624	497,621	43,334	13,550,676
Total	$8,811,423	$4,346,244	$501,000	$43,962	$13,702,629

	December 31, 2020
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$3,683	$3,575	$25	$42	$7,325
Collectively evaluated	158,513	35,580	4,202	1,121	199,416
Total	$162,196	$39,155	$4,227	$1,163	$206,741

Loans outstanding:
Individually evaluated	$93,476	$25,706	$3,416	$605	$123,203
Collectively evaluated	8,678,658	4,132,081	578,816	50,455	13,440,010
Total	$8,772,134	$4,157,787	$582,232	$51,060	$13,563,213
As of March 31, 2021 and December 31, 2020, reserves for unfunded loan commitments recorded in other liabilities were $1.4 million and $1.3 million, respectively. For the three months ended March 31, 2021, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling $105 thousand. For the three months ended March 31, 2020, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling to $610 thousand.

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
The tables below represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	10,153	26,751	36,904	—
Hotel & motel	14,541	4,772	19,313	—
Gas station & car wash	575	984	1,559	—
Mixed use	—	976	976	—
Industrial & warehouse	5,446	923	6,369	304
Other	6,220	2,479	8,699	—
Real estate – construction	18,120	—	18,120	—
Commercial business	7,669	6,411	14,080	—
Residential mortgage	1,992	1,387	3,379	—
Consumer and other	—	459	459	80
Total	$64,716	$45,142	$109,858	$384

	December 31, 2020
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	3,262	8,530	11,792	478
Hotel & motel	15,311	2,195	17,506	—
Gas station & car wash	151	1,493	1,644	—
Mixed use	1,883	788	2,671	—
Industrial & warehouse	5,443	1,022	6,465	—
Other	7,230	1,419	8,649	—
Real estate – construction	—	18,723	18,723	—
Commercial business	5,319	8,592	13,911	—
Residential mortgage	1,440	1,976	3,416	—
Consumer and other	—	461	461	136
Total	$40,039	$45,199	$85,238	$614
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $25.0 million and $26.5 million, at March 31, 2021 and December 31, 2020, respectively.

The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real Estate - Residential	$—	$—	$—
Real Estate - Commercial	91,562	—	91,562
Real Estate - Construction	18,120	—	18,120
Commercial Business	10,151	3,698	13,849
Residential Mortgage	1,992	—	1,992
Consumer and Other	18	—	18
Total	$121,843	$3,698	$125,541

	December 31, 2020
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real Estate - Residential	$—	$—	$—
Real Estate - Commercial	55,945	—	55,945
Real Estate - Construction	8,122	—	8,122
Commercial Business	7,818	6,312	14,130
Residential Mortgage	1,440	—	1,440
Consumer and Other	15	—	15
Total	$73,340	$6,312	$79,652

Interest income reversals due to loans being placed on nonaccrual status was $973 thousand and $37 thousand for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of March 31, 2021 and December 31, 2020 by class of loans:

	As of March 31, 2021				As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	7,509	—	4,107	11,616	852	8,141	10,276	19,269
Hotel & motel	1,039	—	17,809	18,848	62	1,401	14,744	16,207
Gas station & car wash	108	85	412	605	619	2,668	563	3,850
Mixed use	180	6,355	357	6,892	116	—	1,269	1,385
Industrial & warehouse	1,493	—	4,784	6,277	137	—	3,830	3,967
Other	975	1,800	3,183	5,958	2,738	545	3,000	6,283
Real estate – construction	—	—	7,519	7,519	8,122	—	—	8,122
Commercial business	1,704	275	4,479	6,458	816	3,683	4,700	9,199
Residential mortgage	7,216	—	2,254	9,470	4,841	—	2,263	7,104
Consumer and other	219	16	539	774	797	21	595	1,413
Total Past Due	$20,443	$8,531	$45,443	$74,417	$19,100	$16,459	$41,240	$76,799

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

The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Term Loan by Origination Year						Revolving Loans	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass/Not Rated	$1,517	$15,081	$13,836	$6,856	$4,105	$10,174	$662	$52,231
Special mention	—	—	—	—	—	—	228	228
Substandard	—	—	—	137	—	75	—	212
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$1,517	$15,081	$13,836	$6,993	$4,105	$10,249	$890	$52,671
Real Estate - Commercial
Pass/Not Rated	$410,873	$1,514,537	$1,474,205	$1,436,369	$1,150,644	$1,845,078	$113,414	$7,945,120
Special mention	522	—	44,398	64,049	28,313	86,162	8,855	232,299
Substandard	3,616	578	15,670	29,410	59,449	200,298	3,198	312,219
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$415,011	$1,515,115	$1,534,273	$1,529,828	$1,238,406	$2,131,538	$125,467	$8,489,638
Real Estate - Construction
Pass/Not Rated	$5,190	$42,418	$41,964	$85,511	$44,932	$26,884	$—	$246,899
Special mention	—	—	—	—	4,095	—	—	4,095
Substandard	—	—	—	—	10,601	7,519	—	18,120
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$5,190	$42,418	$41,964	$85,511	$59,628	$34,403	$—	$269,114
Commercial Business
Pass/Not Rated	$535,629	$1,109,519	$563,787	$230,107	$107,590	$107,798	$1,603,017	$4,257,447
Special mention	5,136	1,337	3,977	13,448	5,942	11,226	3,196	44,262
Substandard	283	9,419	1,516	2,878	10,576	9,811	10,052	44,535
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$541,048	$1,120,275	$569,280	$246,433	$124,108	$128,835	$1,616,265	$4,346,244
Residential Mortgage
Pass/Not Rated	$5	$5,635	$70,489	$197,903	$145,923	$77,666	$—	$497,621
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	122	512	552	2,193	—	3,379
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$5	$5,635	$70,611	$198,415	$146,475	$79,859	$—	$501,000
Consumer and Other
Pass/Not Rated	$1,597	$6,340	$2,392	$1,873	$2,118	$7,187	$21,782	$43,289
Special mention	—	—	—	—	90	—	—	90
Substandard	—	—	—	—	—	583	—	583
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$1,597	$6,340	$2,392	$1,873	$2,208	$7,770	$21,782	$43,962
Total Loans
Pass/Not Rated	$954,811	$2,693,530	$2,166,673	$1,958,619	$1,455,312	$2,074,787	$1,738,875	$13,042,607
Special mention	5,658	1,337	48,375	77,497	38,440	97,388	12,279	280,974
Substandard	3,899	9,997	17,308	32,937	81,178	220,479	13,250	379,048
Doubtful/Loss	—	—	—	—	—	—	—	—
Total	$964,368	$2,704,864	$2,232,356	$2,069,053	$1,574,930	$2,392,654	$1,764,404	$13,702,629

	December 31, 2020
	Term Loan by Origination Year						Revolving Loans	Total
	2020	2019	2018	2017	2016	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass/Not Rated	$15,158	$13,924	$7,587	$4,316	$6,800	$3,460	$3,104	$54,349
Special mention	—	—	—	—	—	—	227	227
Substandard	—	—	139	—	—	80	—	219
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$15,158	$13,924	$7,726	$4,316	$6,800	$3,540	$3,331	$54,795
Real Estate - Commercial
Pass/Not Rated	$1,548,595	$1,554,980	$1,533,802	$1,240,973	$767,318	$1,262,125	$130,595	$8,038,388
Special mention	—	2,805	24,569	10,694	8,031	32,048	1,600	79,747
Substandard	126	14,233	28,938	37,174	50,371	173,788	3,194	307,824
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$1,548,721	$1,572,018	$1,587,309	$1,288,841	$825,720	$1,467,961	$135,389	$8,425,959
Real Estate - Construction
Pass/Not Rated	$35,743	$45,290	$103,794	$60,996	$5,740	$10,099	$—	$261,662
Special mention	—	—	—	—	5,771	5,224	—	10,995
Substandard	—	—	—	10,601	—	8,122	—	18,723
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$35,743	$45,290	$103,794	$71,597	$11,511	$23,445	$—	$291,380
Commercial Business
Pass/Not Rated	$1,294,368	$584,453	$224,447	$117,708	$77,209	$43,674	$1,686,428	$4,028,287
Special mention	5,996	27,693	30,852	14,629	6,388	3,139	5,172	93,869
Substandard	2,430	1,323	5,539	4,394	6,158	5,463	10,323	35,630
Doubtful/Loss	—	—	1	—	—	—	—	1
Subtotal	$1,302,794	$613,469	$260,839	$136,731	$89,755	$52,276	$1,701,923	$4,157,787
Residential Mortgage
Pass/Not Rated	$5,733	$90,958	$217,343	$168,827	$55,246	$40,554	$—	$578,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	122	536	561	1,715	637	—	3,571
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$5,733	$91,080	$217,879	$169,388	$56,961	$41,191	$—	$582,232
Consumer and Other
Pass/Not Rated	$8,309	$2,463	$1,818	$2,321	$4,756	$2,811	$27,890	$50,368
Special mention	—	—	—	103	—	—	—	103
Substandard	—	—	—	—	55	532	2	589
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$8,309	$2,463	$1,818	$2,424	$4,811	$3,343	$27,892	$51,060
Total Loans
Pass/Not Rated	$2,907,906	$2,292,068	$2,088,791	$1,595,141	$917,069	$1,362,723	$1,848,017	$13,011,715
Special mention	5,996	30,498	55,421	25,426	20,190	40,411	6,999	184,941
Substandard	2,556	15,678	35,152	52,730	58,299	188,622	13,519	366,556
Doubtful/Loss	—	—	1	—	—	—	—	1
Total	$2,916,458	$2,338,244	$2,179,365	$1,673,297	$995,558	$1,591,756	$1,868,535	$13,563,213

For the three months ended March 31, 2021 and the twelve months ended December 31, 2020, there were no revolving loans converted to term loans.

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three months ended March 31, 2021 and 2020 is presented in the following table:

	Three Months Ended March 31,
	2021	2020
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Residential mortgage	$—	$1,002
On January 1, 2020 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL. The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of 2 years at which point loss assumptions revert back to historical loss information by means of 1 year reversion period.
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. In aggregate, non-modeled loans represented less than 3% of the Company’s total loan portfolio as of March 31, 2021.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenario contains certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of March 31, 2021, the Company chose a forecast scenario that incorporates the effect of the COVID-19 pandemic and the expected economic recovery into estimates of future economic conditions. The forecast improved considerably since December 2020 with an increase in projected GDP growth and commercial real estate prices combined with a reduction in unemployment, particularly for periods in 2021. The forecast improvement reflect the current and projected effects of government stimulus packages, ongoing COVID-19 vaccinations, and the reopening of many businesses throughout the United States.
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

The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The Company uses a funding rate to allocate the allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn lines of credit can potentially become drawn at any point. The funding rate is determined based on a lookback period of 8 quarters. Credit loss is not estimated for off-balance sheet credit exposures that are unconditionally cancellable by the Company.

The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$107,205	$18,121	$22,620	$3,379	$628	$151,953
ACL on individually evaluated loans	$—	$16,641	$—	$3,969	$16	$15	$20,641
Individually evaluated loans ACL coverage	N/A	15.52%	N/A	17.55%	0.47%	2.39%	13.58%
Collectively evaluated loans	$52,671	$8,382,433	$250,993	$4,323,624	$497,621	$43,334	$13,550,676
ACL on collectively evaluated loans	$267	$143,735	$1,664	$37,891	$2,719	$1,026	$187,302
Collectively evaluated loans ACL coverage	0.51%	1.71%	0.66%	0.88%	0.55%	2.37%	1.38%
Total loans	$52,671	$8,489,638	$269,114	$4,346,244	$501,000	$43,962	$13,702,629
Total ACL	$267	$160,376	$1,664	$41,860	$2,735	$1,041	$207,943
Total ACL to total loans	0.51%	1.89%	0.62%	0.96%	0.55%	2.37%	1.52%

	As of December 31, 2020
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$74,753	$18,723	$25,706	$3,416	$605	$123,203
ACL on individually evaluated loans	$—	$2,862	$821	$3,575	$25	$42	$7,325
Individually evaluated loans ACL coverage	N/A	3.83%	4.38%	13.91%	0.73%	6.94%	5.95%
Collectively evaluated loans	$54,795	$8,351,206	$272,657	$4,132,081	$578,816	$50,455	$13,440,010
ACL on collectively evaluated loans	$391	$156,665	$1,457	$35,580	$4,202	$1,121	$199,416
Collectively evaluated loans ACL coverage	0.71%	1.88%	0.53%	0.86%	0.73%	2.22%	1.48%
Total loans	$54,795	$8,425,959	$291,380	$4,157,787	$582,232	$51,060	$13,563,213
Total ACL	$391	$159,527	$2,278	$39,155	$4,227	$1,163	$206,741
Total ACL to total loans	0.71%	1.89%	0.78%	0.94%	0.73%	2.28%	1.52%

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
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At March 31, 2021, total TDR loans were $79.7 million, compared to $51.6 million at December 31, 2020.
The balance of loans with modified terms due to COVID-19 as of March 31, 2021 totaled $949.1 million. The majority of these loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of March 31, 2021 and December 31, 2020, unless the loans were TDR prior to the COVID-19 modification or borrowers were identified to be experiencing financial difficulty prior to the COVID-19 pandemic. As of March 31, 2021, real estate loans accounted for approximately 94% of the loans modified due to hardship from the COVID-19 pandemic. The modifications consisted of full payment deferrals, interest only payments, and a hybrid of full payment deferrals for a period of time followed by interest only payments. The modifications were granted mostly for periods from 3 to 9 months (see “COVID-19 Related Loan Modifications” in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).
A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of March 31, 2021 and December 31, 2020 is presented below:

	As of March 31, 2021
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$17,419	$809	$—	$55	$7,459	$576	$—	$—	$26,318
Maturity / amortization concession	9,699	7,351	—	114	23,839	4,099	—	117	45,219
Rate concession	5,949	377	—	—	410	1,426	—	—	8,162
Total	$33,067	$8,537	$—	$169	$31,708	$6,101	$—	$117	$79,699

	As of December 31, 2020
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$8,328	$814	$—	$58	$7,074	$471	$—	$—	$16,745
Maturity / amortization concession	11,331	10,219	—	114	925	3,814	—	117	26,520
Rate concession	6,112	378	—	—	424	1,430	—	—	8,344
Total	$25,771	$11,411	$—	$172	$8,423	$5,715	$—	$117	$51,609

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification and if the prior performance met or exceeded the modified terms. TDR loans on accrual status at March 31, 2021 were comprised of 34 commercial real estate loans totaling $33.1 million, 21 commercial business loans totaling $8.5 million, and 14 consumer and other loans totaling $169 thousand. TDR loans on accrual status at December 31, 2020 were comprised of 33 commercial real estate loans totaling $25.8 million, 25 commercial business loans totaling $11.4 million, and 16 consumer and other loans totaling $172 thousand. The Company expects that TDR loans on accrual status as of March 31, 2021, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10. The Company recorded an allowance totaling $18.9 million and $4.8 million for TDR loans as of March 31, 2021 and December 31, 2020, respectively.
The following tables present the recorded investment of loans classified as TDR during the three months ended March 31, 2021 and 2020 by class of loans:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	3	24,658	—	—
Hotel & motel	—	—	—	—
Gas station & car wash	1	575	1	54
Mixed use	—	—	—	—
Industrial & warehouse	2	9,150	1	261
Other	—	—	1	788
Real estate – construction	—	—	—	—
Commercial business	1	22	1	294
Residential mortgage	—	—	—	—
Consumer and other	4	44	1	18
Total	11	$34,449	5	$1,415

For TDRs modified during the three months ended March 31, 2021, the Company recorded $14.8 million in ACL. Total charge-offs of TDR loans modified during the three months ended March 31, 2021 totaled $0. For TDR loans modified during the three months ended March 31, 2020, the Company recorded $49 thousand in ACL. Total charge-offs of TDR loans modified during the three months ended March 31, 2020 totaled $0.

The following tables present loans modified as TDRs within the previous twelve months ended March 31, 2021 and 2020 that subsequently had payment defaults during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	1	23,522	—	—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	2	293
Real estate – construction	—	—	—	—
Commercial business	2	671	2	292
Residential mortgage	—	—	—	—
Consumer and other	2	6	3	10
Total	5	$24,199	7	$595

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $13.1 million in ACL for TDR loans that had payment defaults during the three months ended March 31, 2021. Total charge offs for TDR loans that had payment defaults during the three months ended March 31, 2021 was $0.
The Company recorded $136 thousand of allowance for TDR loans that had payment defaults during the three months ended March 31, 2020. Total charge offs for TDR loans that had payment defaults during the three months ended March 31, 2020 totaled $14 thousand.

7.    Leases
The Company’s operating leases are real estate leases which are comprised of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 10 years as of March 31, 2021. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At March 31, 2021, ROU assets and related liabilities were $44.2 million and $48.6 million, respectively. At March 31, 2021, the short term operating lease liability totaled $13.4 million and the long-term operating lease liability totaled $35.2 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at March 31, 2021. During the three months ended March 31, 2021, the Company extended three leases and entered into no new lease contracts. Lease extension terms ranged from three to five years and the Company reassessed the ROU assets and lease liabilities related to these leases.
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
The table below summarizes the Company’s net lease cost:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Operating lease cost	$3,829	$3,945
Short term lease cost	—	—
Variable lease cost	754	767
Sublease income	(153)	(212)
Net lease cost	$4,430	$4,500

Rent expense for the three months ended March 31, 2021 and 2020 was $4.5 million and $4.6 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Three Months Ended March 31, 2021	At or for the Three Months Ended March 31, 2020
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,681	$3,724
Right-of-use assets obtained in exchange for lease liabilities, net	—	—
Weighted-average remaining lease term - operating leases	5.1 years	5.7 years
Weighted-average discount rate - operating leases	2.88%	3.07%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2021
(Dollars in thousands)
2021	$10,802
2022	10,182
2023	8,198
2024	7,303
2025	5,883
2026 and thereafter	10,314
Total lease payments	52,682
Less: imputed interest	4,107
Total lease obligations	$48,575
As of March 31, 2021, the Company did not have any additional operating lease commitments that have not yet commenced.

8.    Deposits
The aggregate amounts of time deposits in denominations of more than $250 thousand at March 31, 2021 and December 31, 2020, was $1.69 billion and $1.85 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at March 31, 2021 and December 31, 2020. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2021 and December 31, 2020, securities with fair values of approximately $319.3 million and $368.2 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at March 31, 2021 and December 31, 2020, totaled $720.6 million and $1.14 billion, respectively. Brokered deposits at March 31, 2021 consisted of $376.6 million in money market and NOW accounts and $344.0 million in time deposits accounts. Brokered deposits at December 31, 2020 consisted of $735.0 million in money market and NOW accounts and $400.6 million in time deposit accounts.
The following is breakdown of the Company’s deposits at March 31, 2021 and December 31, 2020:

	At March 31, 2021		At December 31, 2020
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$5,427,174	38%	$4,814,254	34%
Money market and NOW accounts	5,009,419	35%	5,232,413	36%
Saving deposits	305,326	2%	300,770	2%
Time deposits	3,559,350	25%	3,986,475	28%
Total deposits	$14,301,269	100%	$14,333,912	100%

9.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $4.28 billion at March 31, 2021, and $4.18 billion at December 31, 2020. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at March 31, 2021 and December 31, 2020.
At March 31, 2021 and December 31, 2020, loans with a carrying amount of approximately $6.94 billion and $6.95 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At March 31, 2021 and December 31, 2020, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At March 31, 2021 and December 31, 2020, FHLB advances totaled $400.0 million and $250.0 million, respectively, and had weighted average interest rates of 0.69% and 1.07%, respectively. FHLB advances at March 31, 2021 and December 31, 2020 had various maturities through December 2022. The interest rates of FHLB advances as of March 31, 2021 ranged between 0.09% and 2.39%. At March 31, 2021, the Company’s remaining borrowing capacity with the FHLB was $3.86 billion.
The Company maintains unsecured borrowing lines with other banks. There were no federal funds purchased from other banks at March 31, 2021 and December 31, 2020.
At March 31, 2021, the contractual maturities for outstanding FHLB advances were as follows:

March 31, 2021
Scheduled maturities in:	(Dollars in thousands)
2021	$300,000
2022	100,000
Total	$400,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At March 31, 2021, the outstanding principal balance of the qualifying loans pledged at the FRB was $770.8 million and there was one investment security pledged to borrow against the discount window with book value totaling $3.2 million. At March 31, 2021 and December 31, 2020, the total available borrowing capacity at the FRB discount window was $667.3 million and $616.0 million, respectively. There were no borrowings outstanding with the FRB discount window as of March 31, 2021 and December 31, 2020.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At March 31, 2021, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at March 31, 2021:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	3.334%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.091%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.132%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	1.834%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,514	Variable	3.091%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,025	Variable	1.972%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,374	Variable	1.584%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,406	Variable	1.564%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,282	Variable	1.819%	06/30/2037
Total		$126,000	$104,469

    The carrying value of Debentures at March 31, 2021 and December 31, 2020 was $104.5 million and $104.2 million, respectively. At March 31, 2021 and December 31, 2020, acquired Debentures had remaining discounts of $25.4 million and $25.7 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2021 and December 31, 2020 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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

The convertible notes issued by the Company were initially separated into a debt component and an equity component which represents the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note.
On January 1, 2021, the Company early adopted ASU 2020-06 and under the modified retrospective approach. Subsequently, the Company accounts for its convertible notes as a single debt instrument. At the adoption of ASU 2020-06, portions previously allocated to equity and the remaining convertible notes discount were both reversed. The reversal of the equity portions of the convertible notes totaled $18.3 million, net of taxes which was recorded as a reduction to additional paid-in capital. The adoption of ASU 2020-06 resulted in a $10.7 million net adjustment to beginning retained earnings.
The value of the convertible note at issuance and the carrying value as of March 31, 2021 and December 31, 2020 are presented in the tables below:

			As of March 31, 2021
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Issuance costs to be capitalized	5 years	(4,119)	2,123	(1,996)
Carrying balance of convertible notes		$213,381	$2,123	$215,504

			As of December 31, 2020
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	10,951	(10,929)
Issuance costs to be capitalized	5 years	(4,119)	2,113	(2,006)
Carrying balance of convertible notes		$191,501	$13,064	$204,565
Interest expense on the convertible notes for the three months ended March 31, 2021 and 2020, totaled $1.3 million and $2.3 million, respectively. With the adoption of ASU 2020-06, interest expense for the Company’s convertible notes consists of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. The Company’s interest expense on convertible notes declined by $1.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as it no longer has a discount to amortize and record as non-cash interest expense.

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
At March 31, 2021 and December 31, 2020, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$100,711	$—
Weighted average remaining term (years)	9.1	0.0
Pay fixed rate (weighted average)	2.90%	—%
Received variable rate (weighted average)	2.12%	—%
Estimated fair value	$4,008	$—

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$406,551	$503,929
Weighted average remaining term (years)	6.0	6.8
Pay fixed rate (weighted average)	4.10%	3.86%
Received variable rate (weighted average)	2.24%	2.26%
Estimated fair value	$(17,878)	$(34,606)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$100,711	$—
Weighted average remaining term (years)	9.1	0.0
Received fixed rate (weighted average)	2.90%	—%
Pay variable rate (weighted average)	2.12%	—%
Estimated fair value	$(4,008)	$—

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$406,551	$503,929
Weighted average remaining term (years)	6.0	6.8
Received fixed rate (weighted average)	4.10%	3.86%
Pay variable rate (weighted average)	2.24%	2.26%
Estimated fair value	$17,878	$34,606

At March 31, 2021, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At March 31, 2021, the notional amount of the risk participation agreements sold was $111.8 million with a credit valuation adjustment of $95 thousand. At December 31, 2020, the notional amount of the risk participation agreement sold was $112.8 million with a credit valuation adjustment of $398 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing interest rate swap agreement as of March 31, 2021 and December 31, 2020 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt. The swap was entered into during the second quarter of 2020 and was determined to be fully effective during the period presented. The aggregate fair value of the swap is recorded in derivative liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedge to remain fully effective during the remaining term of the swap. For the three months ended March 31, 2021, the Company reclassified $66 thousand from accumulated other comprehensive income to interest expense. There were no reclassifications from accumulated comprehensive income to interest expense during three months ended March 31, 2020.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge (included in other assets)
Notional amount	$100,000	$—
Weighted average remaining term (years)	4.0	0.0
Received variable rate (weighted average)	0.22%	—%
Pay fixed rate (weighted average)	0.49%	—%
Estimated fair value	$1,218	$—

Interest rate swaps designated as cash flow hedge (included in other liabilities)
Notional amount	$—	$100,000
Weighted average remaining term (years)	0.0	4.3
Received variable rate (weighted average)	—%	0.22%
Pay fixed rate (weighted average)	—%	0.49%
Estimated fair value	$—	$(602)

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2021, the Company had approximately $23.6 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2020, the Company had approximately $43.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of March 31, 2021		As of December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$17,755	$240	$37,507	$679
Forward sale contracts related to mortgage banking	$17,239	$116	$8,641	$45

Liabilities:
Interest rate lock commitments	$5,861	$(43)	$6,267	$(31)
Forward sale contracts related to mortgage banking	$6,377	$(7)	$35,133	$(79)

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
Commitments at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$2,477,778	$2,137,178
Standby letters of credit	134,030	108,834
Other letters of credit	36,495	40,508
Commitments to fund investments in affordable housing partnerships	13,354	15,148
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $145 thousand at March 31, 2021 and $1.3 million at December 31, 2020. It is reasonably possible that the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2020, the Company performed a Step 1 fair value assessment and determined that goodwill was not impaired as the estimated fair value of the Company exceeded the book value. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole. Goodwill is not amortized for book purposes and is not tax deductible.
The carrying amount of the Company’s goodwill as of March 31, 2021 and December 31, 2020 was $464.5 million. There was no impairment of goodwill recorded during the three months ended March 31, 2021.
Core deposit intangible assets are amortized over their estimated lives or ten years. Amortization expense related to core deposit intangible assets totaled $509 thousand and $531 thousand for the three months ended March 31, 2021 and 2020, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2021 and December 31, 2020:

			As of March 31, 2021		As of December 31, 2020
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,368)	$395	$(2,322)	$441
Wilshire Bancorp acquisition	10 years	18,138	(9,335)	8,803	(8,871)	9,267
Total		$20,901	$(11,703)	$9,198	$(11,193)	$9,708

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of March 31, 2021 and December 31, 2020, the Company did not have a valuation allowance on it servicing assets.
The changes in servicing assets for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$12,692	$16,417
Additions through originations of servicing assets	592	377
Amortization	(1,200)	(1,947)
Balance at end of period	$12,084	$14,847

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.21 billion as of March 31, 2021 and $1.23 billion as of December 31, 2020.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at March 31, 2021 and December 31, 2020 are presented below.

	March 31, 2021	December 31, 2020
SBA Servicing Assets:
Weighted-average discount rate	10.74%	9.93%
Constant prepayment rate	14.39%	14.40%
Mortgage Servicing Assets:
Weighted-average discount rate	8.75%	8.26%
Constant prepayment rate	8.74%	8.63%

14.    Income Taxes
For the three months ended March 31, 2021, the Company had an income tax provision totaling $14.0 million on pretax income of $57.7 million, representing an effective tax rate of 24.22%, compared with an income tax provision of $6.5 million on pretax income of $32.4 million, representing an effective tax rate of 19.94% for the three months ended March 31, 2020. The increase in effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to affordable housing partnership investment tax credits benefit having a lower effect on larger annual projected pre-tax book income.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.8 million at March 31, 2021 and December 31, 2020, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $299 thousand and $276 thousand, for accrued interest (no portion was related to penalties) at March 31, 2021 and December 31, 2020, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $902 thousand in the next twelve months due to a settlement with the state tax authorities.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2021.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$904,659	$—	$904,659	$—
Mortgage-backed securities:
Residential	637,828	—	637,828	—
Commercial	537,788	—	537,788	—
Asset-backed securities	34,849	—	34,849	—
Corporate securities	13,205	—	13,205	—
Municipal securities	105,415	—	104,350	1,065
Equity investments with readily determinable fair value	27,128	27,128	—	—
Interest rate swaps	21,886	—	21,886	—
Mortgage banking derivatives	356	—	356	—
Other derivatives	1,218	—	1,218	—

Liabilities:
Interest rate swaps	21,886	—	21,886	—
Mortgage banking derivatives	50	—	50	—
Other derivatives	95	—	—	95

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Level 1, 2, and 3 during the three months ended March 31, 2021 and 2020.
The table below presents a reconciliation and income statement classification of gains (losses) for our municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$1,022	$1,076
Change in fair value included in other comprehensive income (loss)	43	3
Ending Balance	$1,065	$1,079

Risk participation agreements:
Beginning Balance	$398	$—
Change in fair value included in income	(303)	—
Ending Balance	$95	$—

The Company measures certain assets at fair value on a non-recurring basis including collateral dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$46,343	$—	$—	$46,343
Commercial business	3,698	—	—	3,698
OREO	17,655	—	—	17,655

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$21,688	$—	$—	$21,688
Commercial business	7,694	—	—	7,694
OREO	19,260	—	—	19,260

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(17,311)	$(4,659)
Commercial business	(2,634)	(4,656)
Consumer	—	(608)
OREO	(169)	(826)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$376,666	$376,666	Level 1
Interest bearing deposits in other financial institutions	25,943	25,962	Level 2
Equity investments without readily determinable fair values	31,921	31,921	Level 2
Loans held for sale	19,672	20,279	Level 2
Loans receivable—net	13,494,686	13,541,536	Level 3
Accrued interest receivable	60,498	60,498	Level 2/3
Servicing assets, net	12,084	15,022	Level 3
Customers’ liabilities on acceptances	754	754	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,427,174	$5,427,174	Level 2
Saving and other interest bearing demand deposits	5,314,745	5,314,745	Level 2
Time deposits	3,559,350	3,563,624	Level 2
FHLB advances	400,000	403,811	Level 2
Convertible notes, net	215,504	214,847	Level 1
Subordinated debentures	104,469	101,941	Level 2
Accrued interest payable	8,611	8,611	Level 2
Acceptances outstanding	754	754	Level 2

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$350,579	$350,579	Level 1
Interest bearing deposits in other financial institutions	28,642	28,669	Level 2
Equity investments without readily determinable fair values	32,088	32,088	Level 2
Loans held for sale	17,743	18,288	Level 2
Loans receivable—net	13,356,472	13,428,706	Level 3
Accrued interest receivable	59,430	59,430	Level 2/3
Servicing assets, net	12,692	15,785	Level 3
Customers’ liabilities on acceptances	1,184	1,184	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,814,254	$4,814,254	Level 2
Saving and other interest bearing demand deposits	5,533,183	5,533,183	Level 2
Time deposits	3,986,475	3,992,973	Level 2
FHLB advances	250,000	254,456	Level 2
Convertible notes, net	204,565	201,731	Level 1
Subordinated debentures	104,178	98,948	Level 2
Accrued interest payable	14,706	14,706	Level 2
Acceptances outstanding	1,184	1,184	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at March 31, 2021 was $2.05 billion, compared to $2.05 billion at December 31, 2020.
In March 2020, the Company completed the $50.0 million repurchase plan though the repurchase of 2,716,034 shares of common stock totaling $36.2 million. There were no shares repurchased during the three months ended March 31, 2021. As of March 31, 2021, the Company had repurchased a total of 12,661,581 shares of its common stock totaling $200.0 million as part of all previous repurchase programs that were authorized by the Company’s Board of Directors.
For the three months ended March 31, 2021 and 2020, the Company paid dividends of $0.14 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income for the three months ended March 31, 2021 and 2020:

	Three Months Ended,
	March 31, 2021	March 31, 2020
	(Dollars in thousands)
Balance at beginning of period	$32,753	$9,149

Unrealized gain on securities available for sale	(40,803)	38,853
Unrealized loss on interest rate swaps used for cash flow hedge	602	—
Reclassification adjustments for net gains realize in net income	66	—
Tax effect	12,605	(11,553)
Total other comprehensive (loss) income	$(27,530)	$27,300
Balance at end of period	$5,223	$36,449

Reclassifications for net gains realized in net income for the three months ended March 31, 2021 relate to net gains on interest rate swaps used for cash flow hedges. Gains on interest rate swaps are recorded in noninterest income under other income and fee in the Consolidated Statements of Income.
For the three months ended March 31, 2021 and 2020, the Company recorded reclassification adjustments of $66 thousand and $0, respectively, from other comprehensive income to gains from cash flow hedge relationships.

17.    Stock-Based Compensation
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
Under the 2019 Plan, 938,575 shares were available for future grants as of March 31, 2021.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2021	851,580	$15.25
Granted	—	—
Exercised	—	—
Expired	(16,000)	17.18
Forfeited	—	—
Outstanding - March 31, 2021	835,580	$15.22	4.26	$1,109
Options exercisable - March 31, 2021	797,580	$15.12	4.20	$1,109

The following is a summary of the Company’s restricted stock and performance unit activity for the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2021	1,718,838	$10.73
Granted	255,514	15.92
Vested	(340,129)	12.53
Forfeited	(104,869)	14.13
Outstanding (unvested) - March 31, 2021	1,529,354	$10.97

The total fair value of restricted stock and performance units vested for the three months ended March 31, 2021 and 2020 was $5.2 million and $2.0 million, respectively.

The Company maintains the Hope Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. The compensation expense for the ESPP during the three months ended March 31, 2021 and 2020 was $221 thousand and $71 thousand, respectively.
The total amounts charged against income related to stock-based payment arrangements, including the ESPP, were $2.6 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. The income tax benefit recognized was approximately $623 thousand and $397 thousand for the three months ended March 31, 2021 and 2020, respectively.
At March 31, 2021, the unrecognized compensation expense related to non-vested stock option grants was $52 thousand and is expected to be recognized over a weighted average vesting period of 0.42 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $10.7 million and is expected to be recognized over a weighted average vesting period of 1.76 years.

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
•The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•A capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. As of March 31, 2021, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
As of March 31, 2021 and December 31, 2020, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,588,161	11.08%	$645,247	4.50%	$1,003,718	7.00%	N/A	N/A
Bank	$1,878,163	13.10%	$644,970	4.50%	$1,003,286	7.00%	$931,623	6.50%
Total capital (to risk-weighted assets):
Company	$1,867,993	13.03%	$1,147,106	8.00%	$1,505,577	10.50%	N/A	N/A
Bank	$2,057,351	14.35%	$1,146,613	8.00%	$1,504,929	10.50%	$1,433,266	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,688,728	11.78%	$860,330	6.00%	$1,218,800	8.50%	N/A	N/A
Bank	$1,878,163	13.10%	$859,960	6.00%	$1,218,276	8.50%	$1,146,613	8.00%
Tier 1 capital (to average assets):
Company	$1,688,728	10.15%	$665,230	4.00%	N/A	N/A	N/A	N/A
Bank	$1,878,163	11.29%	$665,200	4.00%	N/A	N/A	$831,501	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,568,508	10.94%	$645,366	4.50%	$1,003,902	7.00%	N/A	N/A
Bank	$1,850,091	12.90%	$645,277	4.50%	$1,003,764	7.00%	$932,066	6.50%
Total capital (to risk-weighted assets):
Company	$1,846,229	12.87%	$1,147,317	8.00%	$1,505,853	10.50%	N/A	N/A
Bank	$2,027,534	14.14%	$1,147,159	8.00%	$1,505,646	10.50%	$1,433,948	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,668,786	11.64%	$860,487	6.00%	$1,219,024	8.50%	N/A	N/A
Bank	$1,850,091	12.90%	$860,369	6.00%	$1,218,856	8.50%	$1,147,159	8.00%
Tier 1 capital (to average assets):
Company	$1,668,786	10.22%	$653,163	4.00%	N/A	N/A	N/A	N/A
Bank	$1,850,091	11.33%	$653,241	4.00%	N/A	N/A	$816,551	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$283	$368
Customer analysis charges	696	1,870
NSF charges	697	1,655
Other service charges	89	216
Total noninterest bearing deposit account income	1,765	4,109

Interest bearing deposit account income:
Monthly service charges	25	24

Total service fees on deposit accounts	$1,790	$4,133

Wire transfer fee income:
Wire transfer fees	$703	$806
Foreign exchange fees	141	192
Total wire transfer fees	$844	$998

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. For the three months ended March 31, 2021 and 2020, the Company recognized net losses on sales of OREO in the amounts of $14 thousand and $61 thousand, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

We offer a full range of commercial and retail banking loan and deposit products through Bank of Hope. We have 53 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, and Alabama. We have loan production offices located in Atlanta, Dallas, Denver, Portland, Seattle, Fremont, and in Southern California. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including real estate loans, commercial business loans, residential mortgage loans, SBA loans, and consumer loans.
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
The COVID-19 pandemic has substantially and negatively impacted the United States economy, disrupted global supply chains, considerably lowered equity market valuations, created significant volatility and disruption in financial markets, and materially increased unemployment levels. In addition, the pandemic has resulted in permanent and temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. Although the United States has recently seen a decline in new cases of COVID-19 as a result of the vaccination efforts underway, other parts of the world continue to see a rise in new cases and new variants of the virus pose a potential risk to overall recovery from the pandemic.
The demand for our products and services has been and may continue to be adversely impacted, which would continue to materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses. Similarly, because of economic volatility and uncertain market conditions, we may be required to recognize impairments on goodwill or impairment on other financial instruments we hold. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, that cannot be predicted, including the continued effectiveness of vaccines, the scope and duration of the pandemic, the economic implications of the same, and actions taken by governmental authorities and other third parties in response to the pandemic.

On March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the global pandemic. The CARES Act provided approximately $2.2 trillion in emergency economic relief funds, expanded SBA lending and provided temporary relief of certain modifications from TDR classification. In December 2020, the President signed the Consolidated Appropriations Act of 2021 which included another $900 billion in stimulus relief for the COVID-19 pandemic to provide emergency economic relief funds, further expanded SBA lending with additional funds for SBA PPP, and provided an extension for the relief of certain modifications from TDR classification. We have assisted many of our customers in availing themselves of certain provisions of the CARES Act by providing loan modifications to borrowers consisting of mostly payment deferrals (see “COVID-19 Related Loan Modifications” in the Financial Conditions section of the MD&A for more information). We also funded $480.1 million in SBA PPP loans in 2020 and $304.7 million in second round PPP loans in 2021.
At March 31, 2021, all of our regulatory capital ratios for Hope Bancorp and the Bank were in excess of the minimum requirements set by our regulators. While we currently believe that we have sufficient excess capital and liquidity to withstand the economic impact of the COVID-19 pandemic, further economic deterioration or an extended recession could adversely impact our capital and liquidity positions.

Pandemic Response Plan
With the onset of the COVID-19 virus, we activated a Pandemic Response Plan in January 2020, in advance of the declaration of the COVID-19 pandemic. As part of the Pandemic Response Plan, a Pandemic Response Team and a Business Continuity Program Team were formed which closely monitor the COVID-19 situation, identifying issues and developing responses to reduce risks related to COVID-19 to our customers, employees, and communities. As part of our overall efforts to help contain the spread of the virus, we made a number of adjustments in our branch operations and regularly communicate with our staff to keep them apprised of the latest information:
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

	At or for the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$138,293	$166,868
Interest expense	15,714	47,577
Net interest income	122,579	119,291
Provision for credit losses	3,300	28,000
Net interest income after provision for credit losses	119,279	91,291
Noninterest income	8,804	13,264
Noninterest expense	70,431	72,140
Income before income tax provision	57,652	32,415
Income tax provision	13,965	6,462
Net income	$43,687	$25,953
Per Share Data:
Earnings per common share - basic	$0.35	$0.21
Earnings per common share - diluted	$0.35	$0.21
Book value per common share (period end)	$16.57	$16.38
Cash dividends declared per common share	$0.14	$0.14
Tangible book value per common share (period end) (1)	$12.73	$12.52
Number of common shares outstanding (period end)	123,480,494	123,169,404
Weighted average shares - basic	123,324,745	124,295,327
Weighted average shares - diluted	124,336,130	124,676,296
Tangible common equity to tangible assets (1)	9.40%	9.92%

Average Balance Sheet Data:
Assets	$17,115,407	$15,446,807
Securities available for sale	2,267,409	1,712,033
Loans receivable and loans held for sale	13,346,264	12,259,848
Deposits	14,377,404	12,342,022
Stockholders’ equity	2,047,506	2,027,595

	For the Three Months Ended March 31,
	2021	2020
Selected Performance Ratios:
Return on average assets (2)	1.02%	0.67%
Return on average stockholders’ equity (2)	8.53%	5.12%
Return on average tangible equity (1) (2)	11.11%	6.69%
Dividend payout ratio (dividends per share / diluted EPS)	39.84%	67.24%
Efficiency ratio (3)	53.61%	54.42%
Net interest spread	2.80%	2.77%
Net interest margin (4)	3.06%	3.31%

	At March 31,
	2021	2020
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$17,198,860	$16,021,434
Securities available for sale	2,233,744	1,718,702
Loans receivable	13,702,629	12,583,416
Deposits	14,301,269	12,836,567
FHLB advances	400,000	675,000
Convertible notes, net	215,504	200,716
Subordinated debentures	104,469	103,318
Stockholders’ equity	2,045,581	2,018,088

Regulatory Capital Ratios (5)
Leverage capital ratio	10.15%	10.88%
Common equity Tier 1 capital ratio	11.08%	11.44%
Tier 1 risk-based capital ratio	11.78%	12.19%
Total risk-based capital ratio	13.03%	13.08%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.52%	1.15%
Allowance for credit losses to nonaccrual loans	189.28%	199.51%
Allowance for credit losses to nonperforming loans (6)	136.79%	124.06%
Allowance for credit losses to nonperforming assets (7)	121.94%	103.62%
Nonaccrual loans to loans receivable	0.80%	0.58%
Nonperforming loans to loans receivable (6)	1.11%	0.93%
Nonperforming assets to loans receivable and OREO (7)	1.24%	1.11%
Nonperforming assets to total assets (7)	0.99%	0.87%

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
(6)Calculations are based on average quarterly asset balances.
(7)

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

	At March 31,
	2021	2020
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,045,581	$2,018,088
Less: Goodwill and core deposit intangible assets, net	(473,648)	(475,752)
Tangible common equity	$1,571,933	$1,542,336

Total assets	$17,198,860	$16,021,434
Less: Goodwill and core deposit intangible assets, net	(473,648)	(475,752)
Tangible Assets	$16,725,212	$15,545,682

Common shares outstanding	123,480,494	123,169,404

Tangible book value per common share	$12.73	$12.52
Tangible common equity to tangible assets	9.40%	9.92%

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

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net income	$43,687	$25,953

Average stockholders’ equity	$2,047,506	$2,027,595
Less: Average goodwill and core deposit intangible assets, net	(473,961)	(476,053)
Average tangible equity	$1,573,545	$1,551,542

Return on average tangible equity (annualized)	11.11%	6.69%

Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the first quarter of 2021 was $43.7 million, or $0.35 per diluted common share, compared to $26.0 million, or $0.21 per diluted common share, for the same period of 2020, which was an increase of $17.7 million, or 68.3%. The increase in net income was due to a decrease in the provision for credit losses in light of the ongoing economic recovery from the COVID-19 pandemic. Net interest income before provision for credit losses increased by $3.3 million for the first quarter of 2021 to $122.6 million compared to $119.3 million for the first quarter of 2020.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that were included in net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$705	$1,059
Accretion of discounts on PCD loans	2,255	9,449
Amortization of premiums on purchased investments in affordable housing partnerships	(73)	(71)
Accretion of discounts on assumed subordinated debt	(291)	(283)
Amortization of core deposit intangibles	(509)	(531)
Total	$2,087	$9,623
The annualized return on average assets was 1.02% for the first quarter of 2021 compared to 0.67% for the same period of 2020. The annualized return on average stockholders’ equity was 8.53% for the first quarter of 2021 compared to 5.12% for the same period of 2020. The efficiency ratio was 53.61% for the first quarter of 2021 compared to 54.42% for the same period of 2020.
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
Comparison of Three Months Ended March 31, 2021 with the Three Months Ended March 31, 2020
Net interest income before provision for credit losses was $122.6 million for the first quarter of 2021 compared to $119.3 million for the same period of 2020, an increase of $3.3 million, or 2.8%. The increase in net interest income was due to the reduction in interest expense for the first quarter of 2021 compared to the first quarter of 2020 offset partly by a decrease in interest income.
Interest income for the first quarter of 2021 was $138.3 million, a decrease of $28.6 million, or 17.1%, compared to $166.9 million for the same period of 2020. The decrease in interest income was primarily attributable to the decline in interest rates, which impacted our variable rate loans and the interest rates on new loan originations and a decline in discount accretion income on acquired loans. As a result of the COVID-19 pandemic and its impact to the U.S. economy, the FOMC lowered the target federal funds rate by a total of 1.50% in March 2020 to 0.00%-0.25%. The reduction in interest rates in March 2020, had a large impact on our loan yields and interest income as our variable rate loans repriced to lower interest rates and new loans were originated at lower rates. The interest rates were lowered in March 2020, and therefore did not fully impact interest income for the first quarter of 2020, while having a full impact on the first quarter of 2021. Interest income on our investment securities also declined due to the repricing of variable rate investments and the sale and pay-down of higher yielding securities in combination with the purchase of lower yielding securities which contributed to the decline in interest income.

Interest expense for the first quarter of 2021 was $15.7 million, a decrease of $31.9 million, or 67.0%, compared to $47.6 million for the same period of 2020. The decrease in interest expense was due to the overall decline in our cost of deposits from the repricing of time deposits to lower rates as well as a reduction in rates on money market and NOW accounts. We reduced our deposit rates in conjunction with the reduction in rates in March 2020 to reduce our cost of deposits and to offset the decline in loan yields. We expect interest expense to continue to decline for the next few quarters as higher cost time deposits continue to renew to lower rates. Interest expense on FHLB borrowings declined in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the pay-down of FHLB borrowings during the third quarter of 2020. With the adoption of ASU 2020-06, interest expense on our convertible notes declined by $1.0 million for the first quarter of 2021 compared to the first quarter of 2020 due to the reduction in non-cash interest expense as we no longer have a discount portion to amortize.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the first quarter of 2021 was 3.06%, a decrease of 25 basis points from 3.31% for the same period of 2020. The decline in net interest margin for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to an overall decline in yields on loans, investments and FHLB stock and other investments as all these earning assets were impacted by the decline in interest rates in March 2020. The decline in net interest margin as a result of the reduction in earning asset yields was partially offset by the continued decline in cost of interest bearing deposits, FHLB advances, convertible notes and other borrowings. Cost of interest bearing deposits and other borrowings were also impacted by the rate cut in March 2020 while the reduction in cost of FHLB advances was mostly due to the pay-down of advances in the third quarter of 2020 and the reduction in the cost of convertible notes was due to the adoption of ASU 2020-06.
The weighted average yield on loans decreased to 3.94% for the first quarter of 2021 from 5.06% for the first quarter of 2020. The decrease in loan yields for the three months ended March 31, 2021 compared to the same period in 2020 was mostly due to the decrease in interest rates experienced in 2020 and a decline in accretion income on acquired loans. The decrease in interest rates led to a decline in rates on our variable rate loans and for new loan originations, which resulted in an overall decline in loan yields. At March 31, 2021, variable interest rate loans made up approximately 42% of the loan portfolio and the remaining 58% of the loan portfolio consisted of loans with fixed interest rates. Fixed rate loans include hybrid loans that had fixed interest rates at the end of the period but will eventually change to a variable interest rate after a certain period of time. For the three months ended March 31, 2021, the average weighted rate on new loan originations was 2.56% compared to 3.98% for the three months ended March 31, 2020. The decline in the average weighted rate on new loan originations for the three months ended March 31, 2021 was impacted by the originations of SBA PPP loans which all have an interest rate of 1.00%. Excluding PPP loans, the average weighted rate on loan originations for the three months ended March 31, 2021 was 3.44%.
Discount accretion income on acquired loans was $3.0 million for the three months ended March 31, 2021 compared to $10.5 million for the three months ended March 31, 2020. The decline in discount accretion income was primarily due to the payoff of a large loan during the three months ended March 31, 2020 which resulted in additional discount accretion income of $5.6 million for the period. There were no significant payoffs of acquired loans during the three months ended March 31, 2021.
The weighted average yield on securities available for sale for the first quarter of 2021 was 1.42% compared to 2.49% for the same period of 2020. The change in weighted average yield on securities available for sale for the three months ended March 31, 2021 compared to the same period of 2020 was due to the reduction in interest rates, which impacted our variable rate investments. The decline in yields was also due to fluctuations in the overall investment portfolio yield due to the purchase, sale, pay-downs, and calls/maturities of investment securities during the three months ended March 31, 2021.
The weighted average yield on FHLB stock and other investments for the first quarter of 2021 was 0.41% compared to 1.57% for the same period of 2020. The decrease in weighted average yield on FHLB stock and other investments for the three months ended March 31, 2021 compared to the same period of 2020 was due to the decline in interest rates experienced in 2020. The decline in interest rates led to a decrease in interest earned on interest bearing cash balances at the Federal Reserve, which resulted in a decrease in yield on FHLB stock and other investments.
The weighted average cost of deposits for the first quarter of 2021 was 0.36%, a decrease of 98 basis points from 1.34% for the same period of 2020. The decline in interest rates experienced in 2020 resulted in a decrease in the weighted average cost of deposits for the three months ended March 31, 2021 compared to the same period of 2020. Management reduced rates on most of its deposit products several times in 2020 in light of the FOMC interest rate cuts and to offset the decline in loan yields.
The weighted average cost of FHLB advances for the first quarter of 2021 was 1.21%, a decrease of 58 basis points from 1.79% for the same period of 2020. The decrease in the cost of FHLB advances for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to the overall decline in FHLB borrowing rates as a result of the decline in interest rates.

The carrying balance of our convertible notes is net of issuance costs to be capitalized. The weighted average cost of our convertible notes was 2.46% for the three months ended March 31, 2021 compared to 4.64% for the three months ended March 31, 2020. The cost of our convertible notes consists of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost. Cost of convertible notes for the three months ended March 31, 2020 included non-cash interest expense from the amortization of the convertible notes discount. On January 1, 2021, we early adopted ASU 2020-06, which eliminated the discount on our convertible notes and reduced interest expense for the three months ended March 31, 2021 by approximately $1.0 million compared to the previous quarter.
The weighted average cost of other borrowings (subordinated debentures) for the first quarter of 2021 was 3.90%, a decrease of 196 basis points from 5.86% for the same period of 2020. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate. The decline in the three month LIBOR rate during the three months ended March 31, 2021 resulted in a decline in the weighted average cost of other borrowings.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,346,264	$129,736	3.94%	$12,259,848	$154,230	5.06%
Securities available for sale(3)	2,267,409	7,915	1.42%	1,712,033	10,609	2.49%
FHLB stock and other investments	640,392	642	0.41%	519,309	2,029	1.57%
Total interest earning assets	16,254,065	138,293	3.45%	14,491,190	166,868	4.63%
Total noninterest earning assets	861,342			955,617
Total assets	$17,115,407			$15,446,807

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$5,256,579	$5,490	0.42%	$4,204,406	$14,880	1.42%
Savings	301,184	870	1.17%	274,075	808	1.19%
Time deposits	3,767,109	6,410	0.69%	4,900,405	25,425	2.09%
Total interest bearing deposits	9,324,872	12,770	0.56%	9,378,886	41,113	1.76%
FHLB advances	215,889	642	1.21%	594,890	2,647	1.79%
Convertible notes, net	215,002	1,322	2.46%	199,960	2,346	4.64%
Other borrowings, net	100,392	980	3.90%	99,252	1,471	5.86%
Total interest bearing liabilities	9,856,155	15,714	0.65%	10,272,988	47,577	1.86%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,052,532			2,963,136
Other liabilities	159,214			183,088
Stockholders’ equity	2,047,506			2,027,595
Total liabilities and stockholders’ equity	$17,115,407			$15,446,807

Net interest income/net interest spread		$122,579	2.80%		$119,291	2.77%
Net interest margin			3.06%			3.31%
Cost of deposits			0.36%			1.34%
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

	Three Months Ended March 31, 2021 over March 31, 2020
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(24,494)	$(36,825)	$12,331
Securities available for sale	(2,694)	(5,437)	2,743
FHLB stock and other investments	(1,387)	(1,769)	382
Total interest income	$(28,575)	$(44,031)	$15,456
INTEREST EXPENSE:
Demand, interest bearing	$(9,390)	$(12,369)	$2,979
Savings	62	(10)	72
Time deposits	(19,015)	(14,132)	(4,883)
FHLB advances	(2,005)	(679)	(1,326)
Convertible notes, net	(1,024)	(1,180)	156
Other borrowings, net	(491)	(507)	16
Total interest expense	$(31,863)	$(28,877)	$(2,986)
NET INTEREST INCOME	$3,288	$(15,154)	$18,442

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
The provision for credit losses for the first quarter of 2021 was $3.3 million, a decrease of $24.7 million from $28.0 million for the same period last year. The decrease in provision for credit losses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to a change in the required allowance for credit losses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. For the three months ended March 31, 2020, we recorded a large increase in our allowance for credit losses to account for all of the uncertainty that arose from the COVID-19 pandemic which resulted in us recording a large provision for credit losses for that quarter. For the three months ended March 31, 2021, economic forecasts showed significant economic improvement compared to the previous quarter due to the effects of the COVID-19 vaccines and government stimulus packages. As a result, the required allowance for credit losses did not increase significantly as had been the case for the prior few quarters following the onset of the pandemic. Therefore, we recorded a much smaller provision for the first quarter of 2021 compared to previous quarters since the onset of the pandemic.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, swap fee income, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the first quarter of 2021 was $8.8 million compared to $13.3 million for the first quarter of 2020, a decrease of $4.5 million or 33.6%.
Noninterest income by category is summarized in the table below:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,790	$4,133	$(2,343)	(56.7)%
International service fees	841	790	51	6.5%
Loan servicing fees, net	1,044	365	679	186.0%
Wire transfer fees	844	998	(154)	(15.4)%
Swap fees	67	976	(909)	(93.1)%
Net gains on sales of other loans	2,096	1,855	241	13.0%
Other income and fees	2,122	4,147	(2,025)	(48.8)%
Total noninterest income	$8,804	$13,264	$(4,460)	(33.6)%

The decrease in noninterest income for the first quarter of 2021 compared to the first quarter of 2020 was due to a decrease in service charges on deposits, swap fee income and other income and fees offset partially by an increase in loan servicing fees and gain on sale of other loans.
The decrease in service fees on deposit accounts for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to a decrease in customer analysis fee and non-sufficient funds fees collected on deposit accounts. Customer analysis fees declined by $1.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to our risk management decision to discontinue our relationships with customers in the check cashing industry. Non-sufficient fee charges declined by $958 thousand for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. As a result of the COVID-19 pandemic and the stay at home orders issued by many states, deposit activity for the three months ended March 31, 2021 was greatly reduced compared to the three months ended March 31, 2020. As a result, demand deposit account transactions declined significantly which negatively impacted the amount of non-sufficient fees earned.
International service fees remained largely unchanged for the three months ended March 31, 2021 compared to the same period of 2020. International service fees are earned from trade finance loans. Trade finance loans declined to $102.7 million at March 31, 2021 from $151.2 million at March 31, 2020.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on many of the loans that we choose to sell. The increase in loan servicing fees, net for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to a reduction in payoffs of serviced loans. Payoffs of serviced loans were higher during the three months ended March 31, 2020, which resulted in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
Wire transfer fees declined for the three months ended March 31, 2021 compared to the same period of 2020 due to the COVID-19 pandemic, which has resulted in a sustained decline in deposit related transactions, including wire transfers leading to a reduction in wire transfer fees collected.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions decreased for the first quarter of 2021, which resulted in a decrease in swap fee income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net gains on sales of other loans represents net gains from the sale of residential mortgage loans. Residential mortgage loans sold during the first quarter of 2021 totaled $67.8 million compared to $73.9 million sold during the first quarter of 2020. The increase in net gains on sales of other loans for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to an increase in premiums received for loans sold in 2021 compared to the premium received for loans sold in 2020.
Other income and fees include income from bank owned life insurance, recoveries on acquired loans that were fully charged-off at acquisition, debit card/credit card fee income, fair value changes on our derivatives and equity investments, and other miscellaneous income. Other income and fees decreased for the three months ended March 31, 2021 compared to the same period of 2020 due largely to the decline in fair value of our interest rate lock commitments and equity investments as well a decline in various fees and incomes earned through normal operations.

Noninterest Expense
Noninterest expense for the first quarter of 2021 was $70.4 million, a decrease of $1.7 million, or 2.4%, from $72.1 million for the first quarter of 2020.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$41,216	$42,502	$(1,286)	(3.0)%
Occupancy	6,967	7,410	(443)	(6.0)%
Furniture and equipment	4,186	4,259	(73)	(1.7)%
Advertising and marketing	1,625	1,673	(48)	(2.9)%
Data processing and communications	2,737	2,631	106	4.0%
Professional fees	2,903	3,300	(397)	(12.0)%
Investments in affordable housing partnership expenses	2,702	2,551	151	5.9%
FDIC assessments	1,255	1,559	(304)	(19.5)%
Credit related expenses	2,218	1,662	556	33.5%
OREO (income) expense, net	281	843	(562)	(66.7)%
Other	4,341	3,750	591	15.8%
Total noninterest expense	$70,431	$72,140	$(1,709)	(2.4)%

Salaries and employee benefits expense decreased $1.3 million for the first quarter of 2021 compared to the same period in 2020. The decrease in salaries and benefits for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to an increase in deferred loan originations costs from the second round SBA PPP loans originated during the quarter and a reduction in group insurance expenses. For the three months ended March 31, 2021, salaries and employee benefits included $2.0 million in deferred loan originations costs which was recorded from the origination of $304.7 million in SBA PPP loans. SBA PPP loan origination costs initially reduces salaries and benefits and is subsequently amortized through the life of the loans as a reduction to interest income. The number of full-time equivalent employees decreased from 1,458 at March 31, 2020 to 1,444 at March 31, 2021.
Occupancy expense declined $443 thousand for the first quarter of 2021 compared to the same period in 2020. The decline in occupancy expense was primarily due to our branch consolidation plan in which five branch offices were closed in early 2021. We recorded approximately $2.4 million in restructuring costs during the fourth quarter of 2020 that relate to the write-down of terminated lease contracts, severance payments, and other costs. The branch consolidation is projected to result in approximately $2.6 million in annual cost savings.
Professional fees decreased by $397 thousand for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in professional fees was due to decreases in fees related to compliance related projects, and internal audit service fees offset partially by an increase in legal fees. With the expansion of our internal audit department, we were able to reduce internal audit service fees as more of the work is now performed internally.
We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall effective tax rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three months ended March 31, 2021, total tax credits related to our investment in affordable housing partnership investment was approximately $2.6 million. The balance of investments in affordable housing partnerships decreased from $80.0 million at March 31, 2020 to $66.8 million at March 31, 2021.

The FDIC assessment premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and based on other financial measures. The decrease in FDIC assessment fees for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to a decline in assessment fees adjustments related to our brokered deposits. The decline in brokered deposit balances for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 resulted in a $468 thousand reduction to our assessment fees.
Credit related expense increased $556 thousand for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due largely to an increase in provision on accrued interest income receivable. Provision for accrued interest income receivable for the three months ended March 31, 2021 totaled $600 thousand compared to no provision for the three months ended March 31, 2020.
OREO (income) expense, net experienced a decrease of $562 thousand for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decreases in OREO (income) expense, net for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to a decrease in OREO valuation allowance expenses.
Other noninterest expense for the three months ended March 31, 2021 increased by $591 thousand compared to other noninterest expenses for the three months ended March 31, 2020 due to increases in various one-time operational losses.
Provision for Income Taxes
Income tax provision expense was $14.0 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rates were 24.22% and 19.94% for the three months ended March 31, 2021 and 2020, respectively. The increase in effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to affordable housing partnership investment tax credits benefit having a lower effect on larger annual projected pre-tax book income.

Financial Condition
At March 31, 2021, our total assets were $17.20 billion, an increase of $92.2 million, or 0.5%, from $17.11 billion at December 31, 2020. The increase in total assets was due to the increase in loans receivable partially offset by a decline in securities available for sale during the three months ended March 31, 2021.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investment without readily determinable fair values. Equity investments at March 31, 2021 totaled $59.0 million, a decrease of $650 thousand, or 1.1%, from $59.7 million at December 31, 2020.
At March 31, 2021 and December 31, 2020, total equity investments with readily determinable fair values totaled $27.1 million and $27.6 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $31.9 million and $32.1 million in equity investments without readily determinable fair values as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, equity investments without readily determinable fair values included $30.6 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three months ended March 31, 2021 and 2020.
Investment Securities Portfolio
At March 31, 2021, we had $2.23 billion in available for sale securities compared to $2.29 billion at December 31, 2020. The net unrealized gain on the available for sale securities at March 31, 2021 was $5.4 million compared to a net unrealized gain on securities of $46.2 million at December 31, 2020. The change in unrealized gain on investment securities from December 31, 2020 to March 31, 2021 was due to an increase in treasury rates.
During the three months ended March 31, 2021, $209.3 million in investment securities were purchased and $215.1 million in investment securities were paid down. For the three months ended March 31, 2021, there were no investment securities that matured, were called or sold.
We performed an analysis on our investment portfolio in unrealized loss positions as of March 31, 2021 and December 31, 2020 and found an allowance for credit losses was not required. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined to have zero loss expectation. At March 31, 2021, we also had one asset-back security, four corporate securities, and ten municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss position. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuer, high bond ratings, and because we still expect full payment of principal and interest.
Investments in Affordable Housing Partnerships
At March 31, 2021, we had $66.8 million in investments in affordable housing partnerships compared to $69.5 million at December 31, 2020. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the three months ended March 31, 2021. Commitments to fund investments in affordable housing partnerships totaled $13.4 million at March 31, 2021 compared to $15.1 million at December 31, 2020. The decline in commitments to fund investments in affordable housing partnerships during the three months ended March 31, 2021 was due to cash contributions, which reduced the remaining commitment balances.

Loan Portfolio
At March 31, 2021, loans receivable totaled $13.70 billion, an increase of $139.4 million from $13.56 billion at December 31, 2020. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$52,671	—%	$54,795	—%
Commercial	8,489,638	62%	8,425,959	63%
Construction	269,114	2%	291,380	2%
Total real estate loans	8,811,423	64%	8,772,134	65%
Commercial business	4,346,244	32%	4,157,787	31%
Residential mortgage	501,000	4%	582,232	4%
Consumer and other	43,962	—%	51,060	—%
Total loans receivable, net of deferred costs and fees	13,702,629	100%	13,563,213	100%
Allowance for credit losses	(207,943)		(206,741)
Loans receivable, net of allowance for credit losses	$13,494,686		$13,356,472
Our total loans increased from December 31, 2020 to March 31, 2021 largely due to an increase in commercial business loans during the three months ended March 31, 2021. Commercial business loans increased $188.5 million from December 31, 2020 to March 31, 2021. The increase in commercial business loans was largely due to the increase in SBA PPP loans from $452.7 million at December 31, 2020 to $715.5 million at March 31, 2021. This increase was offset by a decline in warehouse lines of credit, included in commercial business loans, from $1.01 billion at December 31, 2020 to $956.2 million at March 31, 2021. The net increase in commercial business loans was partially offset by a decline in residential mortgage loans of $81.2 million due to sales, pay-downs, and payoffs.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$2,477,778	$2,137,178
Standby letters of credit	134,030	108,834
Other commercial letters of credit	36,495	40,508
Total	$2,648,303	$2,286,520

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $170.5 million at March 31, 2021 compared to $143.3 million at December 31, 2020. The ratio of nonperforming assets to loans receivable and OREO was 1.24% at March 31, 2021 and 1.06% at December 31, 2020.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans (1)	$109,858	$85,238
Loans 90 days or more days past due, still accruing	384	614
Accruing restructured loans	41,773	37,354
Total nonperforming loans	152,015	123,206
OREO	18,515	20,121
Total nonperforming assets	$170,530	$143,327

Nonperforming loans to loans receivable	1.11%	0.91%
Nonperforming assets to loans receivable and OREO	1.24%	1.06%
Nonperforming assets to total assets	0.99%	0.84%
Allowance for credit losses to nonperforming loans	136.79%	167.80%
Allowance for credit losses to nonperforming assets	121.94%	144.24%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $25.0 million as of March 31, 2021 and $26.5 million as of December 31, 2020.

Allowance for Credit Losses
On January 1, 2020 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL, which significantly changed the credit losses estimation model for loans and investments. On January 1, 2020, we recorded a $26.2 million day 1 CECL adjustment as a result of adopting the new standard.
The allowance for credit losses (“ACL”) was $207.9 million at March 31, 2021 compared to allowance for credit losses of $206.7 million at December 31, 2020. The ACL was 1.52% of loans receivable at both March 31, 2021 and December 31, 2020. The ACL to loans receivable ratio does not include non-credit related discount on acquired loans. Total discount on acquired loans at March 31, 2021 and December 31, 2020 totaled $20.2 million and $23.3 million, respectively. ACL on individually evaluated loans increased to $20.6 million at March 31, 2021 from $7.3 million at December 31, 2020 and was due to the increase in nonaccrual loans at March 31, 2021 compared to December 31, 2020.

The following table reflects our allocation of the ACL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Credit Losses
	March 31, 2021			December 31, 2020
	Allowance for Credit Losses	Loans Receivable*	Percent of Allowance to Loans Receivable	Allowance for Credit Losses	Loans Receivable*	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate – residential	$267	$52,671	0.51%	$391	$54,795	0.71%
Real estate – commercial	160,376	8,489,638	1.89%	159,527	8,425,959	1.89%
Real estate – construction	1,664	269,114	0.62%	2,278	291,380	0.78%
Commercial business	41,860	4,346,244	0.96%	39,155	4,157,787	0.94%
Residential mortgage	2,735	501,000	0.55%	4,227	582,232	0.73%
Consumer and other	1,041	43,962	2.37%	1,163	51,060	2.28%
Total	$207,943	$13,702,629	1.52%	$206,741	$13,563,213	1.52%
__________________________________
*    Held-for-sale loans of $19.7 million and $17.7 million at March 31, 2021 and December 31, 2020, respectively, were excluded.

ACL coverage ratio for real estate-residential, real estate-construction loans, and residential mortgage loans all declined as of March 31, 2021 compared to December 31, 2020. The decrease in ACL coverage ratio for these loan types was due to a much stronger economic recovery from the COVID-19 pandemic in the forecast scenario selected for the ACL calculation. The improved forecast had a large positive impact on these loans which resulted in a reduction in required ACL.
The coverage ratio for real estate-commercial and commercial business did not materially change from December 31, 2020 to March 31, 2021. Although the ACL for real estate-commercial loans was also impacted by improvements in the projected forecasts, the improvements were offset entirely by additional ACL required due to declines in credit quality, particularly the increase in real estate-commercial nonaccrual loans and criticized loans during the first quarter of 2021. ACL on commercial business also experienced an increase at March 31, 2021 compared to December 31, 2020 mainly due to one large commercial business loan for which the ACL increased by $4.2 million to reflect a decline in operating cash flows as indicated by updated financial statements recently received. This offset the declines in commercial business loan ACL resulting from improving economic forecasts. The increase in consumer and other loans ACL coverage ratio was primarily due to a decline in loan balances for consumer and other loans with minimal allocated ACL at March 31, 2021 compared to December 31, 2020. Most of the consumer and other loans ACL is allocated to our credit card portfolio and the loan balance and allocated ACL did not significantly change from December 31, 2020 to March 31, 2021. However the decline in loan balances offset the small reduction in ACL resulting in an increase in ACL coverage for consumer and other loans at March 31, 2021 compared to December 31, 2020.
Commercial business loans at March 31, 2021, includes $715.5 million in SBA PPP loans which have no associated ACL as the loans are fully guaranteed by the government. The ACL coverage ratio excluding SBA PPP loans at March 31, 2021 was 1.60% compared to 1.58% at December 31, 2020.
The increase in total ACL as of March 31, 2021 compared to December 31, 2020 was primarily due to an increase in reserves for individually evaluated loans which increased from $7.3 million at December 31, 2020 to $20.6 million at March 31, 2021. The increase in ACL for individually evaluated loans was due to the migration of a large real estate loan to nonaccrual status during the first quarter of 2021. The migration of this loan to nonaccrual resulted in additional reserves of approximately $12.9 million. The allowance requirement for loans evaluated on a collective basis declined $187.3 million at March 31, 2021 compared to $199.4 million at December 31, 2020 due to the projected improvement in economic recovery estimated by the forecast scenario utilized in our allowance calculation.

The following table shows the provisions for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
LOANS:
Average loans, including loans held for sale	$13,346,264	$12,259,848
Loans receivable	$13,702,629	$12,583,416

ALLOWANCE:
Balance, beginning of period	$206,741	$94,144
Less loan charge offs:
Real estate – commercial	(2,818)	(2,397)
Commercial business	(610)	(3,035)
Consumer and other	(93)	(525)
Total loan charge offs	(3,521)	(5,957)
Plus loan recoveries:
Real estate – commercial	584	167
Commercial business	690	2,359
Consumer and other	149	10
Total loans recoveries	1,423	2,536
Net loan charge offs	(2,098)	(3,421)
CECL day 1 adoption impact	—	26,200
Provision for credit losses	3,300	28,000
Balance, end of period	$207,943	$144,923

Net loan charge offs to average loans, including loans held for sale*	0.06%	0.11%
Allowance for credit losses to loans receivable at end of period	1.52%	1.15%
Net loan charge offs to allowance for credit losses*	4.04%	9.44%
Net loan charge offs to provision for credit losses	63.58%	12.22%

__________________________________
*    Annualized
We believe the ACL as of March 31, 2021 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. Among other thing, if the effects of the COVID-19 pandemic are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts, which could have a material and adverse effect on our financial condition and results of operations.

COVID-19 Related Loan Modifications
During the first quarter of 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently many of those requests for modifications were granted during the second quarter of 2020 in accordance with the guidelines of the CARES Act. Many of these modifications had deferral periods that expired in 2020 but some customers were granted a second modification. As of March 31, 2021, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $949.1 million, which represented approximately 6.9% of our total loan portfolio, a decline from 10.2% in modification at December 31, 2020. Generally, we have not provided additional modifications under the CARES Act since the end of 2020. Based on our COVID-19 modifications expiration schedule, we expect active modifications to decrease to approximately 2 to 3 percent of total loans by the end of the second quarter of 2021.
The following table presents total COVID-19 related modifications by loan type as of March 31, 2021:

	COVID-19 Modifications
	March 31, 2021
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$228	$52,671	0.4%	$55
Real estate – commercial
Retail	189,061	2,304,420	8.2%	5,517
Hotel & motel	524,526	1,600,094	32.8%	15,503
Gas station & car wash	4,017	909,689	0.4%	386
Mixed use	47,410	705,222	6.7%	1,994
Industrial & warehouse	24,172	1,082,608	2.2%	838
Other	88,458	1,887,605	4.7%	2,166
Real estate – construction	10,601	269,114	3.9%	18
Commercial business	18,249	4,346,244	0.4%	230
Residential mortgage	41,936	501,000	8.4%	2,608
Consumer and other	418	43,962	1.0%	67
Total	$949,076	$13,702,629	6.9%	$29,382

	COVID-19 Modifications
	December 31, 2020
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$1,099	$54,795	2.0%	$42
Real estate – commercial
Retail	288,154	2,280,297	12.6%	5,046
Hotel & motel	720,420	1,615,019	44.6%	14,200
Gas station & car wash	11,282	889,165	1.3%	262
Mixed use	77,436	694,227	11.2%	1,811
Industrial & warehouse	29,842	1,084,840	2.8%	560
Other	115,428	1,862,411	6.2%	1,636
Real estate – construction	62,068	291,380	21.3%	1,146
Commercial business	37,925	4,157,787	0.9%	154
Residential mortgage	35,744	582,232	6.1%	466
Consumer and other	763	51,060	1.5%	41
Total	$1,380,161	$13,563,213	10.2%	$25,364

Approximately 55% of all of the COVID-19 related modifications at March 31, 2021 were loans secured by hotel/motel properties as this industry was hard hit by the pandemic. Our hotel/motel loan portfolio consists mostly of limited services facilities, which were less impacted by the pandemic compared to destination hotel properties. The majority of our hotel/motel loans are secured with personal guarantees.
In accordance with the CARES Act and interagency guidance, qualifying modifications provide banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. As of March 31, 2021, loans modified under Section 4013 of the CARES Act and interagency guidance were not included as TDRs unless the loans were previously classified as TDR prior to the modification.
At March 31, 2021, we had $55.9 million in accrued interest receivables on our loans compared to $26.1 million at March 31, 2020. A significant portion of the increase in accrued interest receivables on loans was due to loan deferral modifications related to COVID-19. Total accrued interest receivables related to loans modified due to COVID-19 totaled $29.4 million at March 31, 2021. At March 31, 2021, we had total $1.3 million in recorded ACL for accrued interest receivables that relate to COVID-19 loan deferrals. The ACL on accrued interest receivables was calculated by applying the same loss rate on COVID-19 modified loans from our CECL calculation to the related accrued interest balances by loan type as of March 31, 2021.
OREO
At March 31, 2021, OREO, net totaled $18.5 million, a decrease of $1.6 million compared to $20.1 million at December 31, 2020. During the three months ended March 31, 2021, there were no loans transferred to OREO and we sold two OREO totaling $1.5 million. OREO are presented on the balance sheet net of OREO valuation allowances. OREO valuation allowance for the three months ended March 31, 2021 totaled $4.6 million compared to $4.7 million at December 31, 2020.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At March 31, 2021, deposits decreased $32.6 million, or 0.2%, to $14.30 billion from $14.33 billion at December 31, 2020. The decrease in deposits was primarily due to decreases in time deposits and money market and NOW accounts offset partially by an increase in demand deposits. Demand deposits increased $612.9 million during the three months ended March 31, 2021 due to an increase in retail deposits.
At March 31, 2021, 38.0% of total deposits were noninterest bearing demand deposits, 24.9% were time deposits, and 37.1% were interest bearing demand and savings deposits. At December 31, 2020, 33.6% of total deposits were noninterest bearing demand deposits, 27.8% were time deposits, and 38.6% were interest bearing demand and savings deposits.
At March 31, 2021, we had $720.6 million in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.14 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2020. The California State Treasurer time deposits at March 31, 2021 had original maturities of three months, had a weighted average interest rate of 0.13%, and were collateralized with securities with a fair value of $319.3 million. Time deposits of more than $250 thousand at March 31, 2021 totaled $1.69 billion compared to $1.85 billion at December 31, 2020.
The following is a schedule of certificates of deposit maturities as of March 31, 2021:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,624,906	46%
Over three months through six months	747,976	20%
Over six months through nine months	518,083	15%
Over nine months through twelve months	606,776	17%
Over twelve months	61,609	2%
Total time deposits	$3,559,350	100%

FHLB Advances and Other Borrowings
We utilize FHLB advances as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At March 31, 2021, FHLB advances totaled $400.0 million and had an average weighted remaining maturity of 0.4 years compared to $250.0 million in FHLB advances with an average weighted remaining maturity of 0.8 years at December 31, 2020.
We did not have federal funds purchased at March 31, 2021 and December 31, 2020.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $104.5 million at March 31, 2021 and $104.2 million at December 31, 2020. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at March 31, 2021 was $215.5 million, net of $2.0 million in uncapitalized issuance costs. At December 31, 2020, the net carrying balance of convertible notes was $204.6 million, net of $18.0 million in discounts and issuance costs. The increase in convertible notes from December 31, 2020 to March 31, 2021 was due to the early adoption of ASU 2020-06. With the adoption of the ASU 2020-06, the convertible notes are accounted for entire as debt and no longer has a discount or equity portion. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
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
Total stockholders’ equity was $2.05 billion at both March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021, shareholders’ equity decreased by $8.2 million due to decreases in other comprehensive income of $27.5 million, dividends of $17.3 million and additional paid-in capital of $17.8 million offset partially by increases from net income earned of $43.7 million and $10.7 million adjustment to beginning retained earnings upon early adoption of ASU 2020-06. The $17.8 million adjustment to additional paid-in capital during the quarter ended March 31, 2021 included $496 thousand in stock based compensation and was fully offset by a $18.3 million decrease to reverse the equity portion of our convertible notes, net of taxes upon the adoption of ASU 2020-06.
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
At March 31, 2021, our common equity Tier 1 capital was $1.59 billion compared to $1.57 billion at December 31, 2020. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and includes our trust preferred securities, was $1.69 billion at March 31, 2021 and $1.67 billion at December 31, 2020. At March 31, 2021, the common equity Tier 1 capital ratio was 11.08%. The total capital to risk-weighted assets ratio was 13.03% and the Tier 1 capital to risk-weighted assets ratio was 11.78%. The Tier 1 leverage capital ratio at March 31, 2021 was 10.15%.

At March 31, 2021 and December 31, 2020, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below.

	As of March 31, 2021
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,588,161	11.08%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,867,993	13.03%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,688,728	11.78%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,688,728	10.15%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,878,163	13.10%	$931,623	6.50%	$946,540	6.60%
Total risk-based capital ratio (to risk-weighted assets)	$2,057,351	14.35%	$1,433,266	10.00%	$624,085	4.35%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,878,163	13.10%	$1,146,613	8.00%	$731,550	5.10%
Tier 1 capital to total assets (to average assets)	$1,878,163	11.29%	$831,501	5.00%	$1,046,662	6.29%

	As of December 31, 2020
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,568,508	10.94%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,846,229	12.87%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,668,786	11.64%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,668,786	10.22%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,850,091	12.90%	$932,066	6.50%	$918,025	6.40%
Total risk-based capital ratio (to risk-weighted assets)	$2,027,534	14.14%	$1,433,948	10.00%	$593,586	4.14%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,850,091	12.90%	$1,147,159	8.00%	$702,932	4.90%
Tier 1 capital to total assets (to average assets)	$1,850,091	11.33%	$816,551	5.00%	$1,033,540	6.33%

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
At March 31, 2021, our total borrowing capacity from the FHLB was $4.28 billion of which $3.86 billion was unused and available to borrow. At March 31, 2021, our total borrowing capacity from the FRB Discount Window was $667.3 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and equity investments were $2.22 billion at March 31, 2021 compared to $2.23 billion at December 31, 2020. Cash and cash equivalents were $376.7 million at March 31, 2021 compared to $350.6 million at December 31, 2020. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.
As a result of the recent COVID-19 pandemic, we are reviewing our liquidity position on a more frequent basis. The pandemic has not to date materially impacted our liquidity position. We have not experienced any meaningful deposit run off and our sources of funds remain fully available for use.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2021, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	March 31, 2021		December 31, 2020
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	7.09%	4.51%	4.81%	5.11%
+ 100 basis points	3.45%	2.79%	2.35%	3.29%
- 100 basis points	(1.67)%	(5.17)%	(1.31)%	(7.63)%
- 200 basis points	(2.95)%	(14.51)%	(1.41)%	10.80%

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

In March 2020, the FASB issued ASU 2020-04 and in January 2021 issued ASU 2021-01 which provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period and the committee overseeing our transition process is evaluating the optional guidance.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $145 thousand at March 31, 2021. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

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

HOPE BANCORP, INC.

Date:	May 10, 2021	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	May 10, 2021	/s/ Alex Ko
Alex Ko
Senior Executive Vice President and Chief Financial Officer