Form 10-Q
period 2021-06-30
HOPE BANCORP INC
filed 2021-08-05
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 2, 2021, there were 122,898,170 shares of Hope Bancorp, Inc. common stock outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$293,822	$256,565
Interest bearing cash in other banks	543,135	94,014
Total cash and cash equivalents	836,957	350,579
Interest bearing deposits in other financial institutions	18,268	28,642
Securities available for sale, at fair value	2,274,170	2,285,611
Equity investments	59,032	59,699
Loans held for sale, at the lower of cost or fair value	54,245	17,743
Loans receivable, net of allowance for credit losses of $189,452 and $206,741 at June 30, 2021 and December 31, 2020, respectively	13,234,849	13,356,472
Other real estate owned (“OREO”), net	16,619	20,121
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,250
Premises and equipment, net	45,302	48,409
Accrued interest receivable	51,886	59,430
Deferred tax assets, net	49,092	47,693
Customers’ liabilities on acceptances	916	1,184
Bank owned life insurance (“BOLI”)	76,428	76,765
Investments in affordable housing partnerships	63,800	69,454
Operating lease right-of-use assets, net	47,772	47,653
Goodwill	464,450	464,450
Core deposit intangible assets, net	8,689	9,708
Servicing assets, net	11,566	12,692
Other assets	138,336	133,109
Total assets	$17,469,627	$17,106,664

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$5,638,115	$4,814,254
Interest bearing:
Money market and NOW accounts	5,786,697	5,232,413
Savings deposits	308,651	300,770
Time deposits	2,992,767	3,986,475
Total deposits	14,726,230	14,333,912
FHLB advances	200,000	250,000
Convertible notes, net	215,739	204,565
Subordinated debentures, net	104,762	104,178
Accrued interest payable	4,946	14,706
Acceptances outstanding	916	1,184
Operating lease liabilities	52,177	52,030
Commitments to fund investments in affordable housing partnerships	10,654	15,148
Other liabilities	61,333	77,196
Total liabilities	$15,376,757	$15,052,919
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 136,335,413 and 123,673,832 shares, respectively, at June 30, 2021, and issued and outstanding 135,926,445 and 123,264,864 shares, respectively, at December 31, 2020	$136	$136
Additional paid-in capital	1,418,135	1,434,916
Retained earnings	859,548	785,940
Treasury stock, at cost; 12,661,581 and 12,661,581 shares at June 30, 2021 and December 31, 2020, respectively	(200,000)	(200,000)
Accumulated other comprehensive income, net	15,051	32,753
Total stockholders’ equity	2,092,870	2,053,745
Total liabilities and stockholders’ equity	$17,469,627	$17,106,664

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$131,823	$134,190	$261,559	$288,420
Interest on securities	7,713	9,891	15,628	20,500
Interest on other investments	668	980	1,310	3,009
Total interest income	140,204	145,061	278,497	311,929
INTEREST EXPENSE:
Interest on deposits	10,696	29,451	23,466	70,564
Interest on FHLB advances	631	2,238	1,273	4,885
Interest on other borrowings and convertible notes	2,300	3,558	4,602	7,375
Total interest expense	13,627	35,247	29,341	82,824
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	126,577	109,814	249,156	229,105
PROVISION (CREDIT) FOR CREDIT LOSSES	(7,000)	17,500	(3,700)	45,500
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	133,577	92,314	252,856	183,605
NONINTEREST INCOME:
Service fees on deposit accounts	1,777	2,583	3,567	6,716
International service fees	795	667	1,636	1,456
Loan servicing fees, net	934	1,106	1,978	1,471
Wire transfer fees	923	820	1,767	1,818
Swap fees	165	1,040	232	2,016
Net gains on sales of SBA loans	2,375	—	2,375	—
Net gains on sales of other loans	1,028	1,678	3,124	3,533
Other income and fees	3,079	3,346	5,201	7,494
Total noninterest income	11,076	11,240	19,880	24,504
NONINTEREST EXPENSE:
Salaries and employee benefits	42,309	38,850	83,525	81,352
Occupancy	7,067	7,043	14,034	14,453
Furniture and equipment	4,822	4,654	9,008	8,913
Advertising and marketing	2,097	1,315	3,722	2,988
Data processing and communications	2,411	2,274	5,148	4,905
Professional fees	4,395	1,510	7,298	4,810
Investments in affordable housing partnership expenses	2,952	2,873	5,654	5,424
FDIC assessments	1,284	1,652	2,539	3,211
Credit related expenses	43	1,361	2,261	3,023
OREO expense, net	298	1,338	579	2,181
Software impairment	2,146	—	2,146	—
Other	3,299	4,160	7,640	7,910
Total noninterest expense	73,123	67,030	143,554	139,170
INCOME BEFORE INCOME TAXES	71,530	36,524	129,182	68,939
INCOME TAX PROVISION	17,767	9,771	31,732	16,233
NET INCOME	$53,763	$26,753	$97,450	$52,706
EARNINGS PER COMMON SHARE
Basic	$0.44	$0.22	$0.79	$0.43
Diluted	$0.43	$0.22	$0.78	$0.42

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$53,763	$26,753	$97,450	$52,706
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities available for sale	14,186	3,270	(26,617)	42,123
Change in unrealized net holding gains (losses) on interest rate swaps used in cash flow hedges	(297)	(711)	1,523	(711)
Reclassification adjustments for net losses (gains) realized in net income	73	(139)	139	(139)
Tax effect	(4,134)	(720)	7,253	(12,273)
Other comprehensive income (loss), net of tax	9,828	1,700	(17,702)	29,000
Total comprehensive income	$63,591	$28,453	$79,748	$81,706

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, MARCH 31, 2020	123,169,404	$136	$1,429,275	$752,228	$(200,000)	$36,449	$2,018,088
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	69,872	—	—				—
Stock-based compensation			1,482				1,482
Cash dividends declared on common stock ($0.14 per share)				(17,247)			(17,247)
Comprehensive income:
Net income				26,753			26,753
Other comprehensive income						1,700	1,700
BALANCE, JUNE 30, 2020	123,239,276	$136	$1,430,757	$761,734	$(200,000)	$38,149	$2,030,776

BALANCE, MARCH 31, 2021	123,480,494	$136	$1,417,137	$823,085	$(200,000)	$5,223	$2,045,581
Adoption of ASU 2020-06 tax impact			8				8
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	193,338	—	—				—
Stock-based compensation			990				990
Cash dividends declared on common stock ($0.14 per share)				(17,300)			(17,300)
Comprehensive income:
Net income				53,763			53,763
Other comprehensive income						9,828	9,828
BALANCE, JUNE 30, 2021	123,673,832	$136	$1,418,135	$859,548	$(200,000)	$15,051	$2,092,870

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2019	125,756,543	$136	$1,428,066	$762,480	$(163,820)	$9,149	$2,036,011
CECL day 1 impact				(26,729)			(26,729)
CECL day 1 impact tax impact				7,947			7,947
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	198,767	—	—				—
Stock-based compensation			2,691				2,691
Cash dividends declared on common stock ($0.28 per share)				(34,670)			(34,670)
Comprehensive income:
Net income				52,706			52,706
Other comprehensive income						29,000	29,000
Repurchase of treasury stock	(2,716,034)				(36,180)		(36,180)
BALANCE, JUNE 30, 2020	123,239,276	$136	$1,430,757	$761,734	$(200,000)	$38,149	$2,030,776

BALANCE, DECEMBER 31, 2020	123,264,864	$136	$1,434,916	$785,940	$(200,000)	$32,753	$2,053,745
Adoption of ASU 2020-06			(21,420)	10,715			(10,705)
Adoption of ASU 2020-06 tax impact			3,154				3,154
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	408,968	—	—				—
Stock-based compensation			1,485				1,485
Cash dividends declared on common stock ($0.28 per share)				(34,557)			(34,557)
Comprehensive income:
Net income				97,450			97,450
Other comprehensive loss						(17,702)	(17,702)
BALANCE, JUNE 30, 2021	123,673,832	$136	$1,418,135	$859,548	$(200,000)	$15,051	$2,092,870

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,450	$52,706
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	13,724	1,970
Stock-based compensation expense	4,642	3,804
(Credit) provision for credit losses	(3,700)	45,500
Provision for unfunded loan commitments	105	660
Provision for accrued interest receivables on loans	600	—
Valuation adjustment of OREO	336	1,837
Net gains on sales of SBA loans	(2,375)	—
Net gains on sales of other loans	(3,124)	(3,533)
Loss (earnings) on BOLI	337	(711)
Net change in fair value of derivatives	91	(936)
Net (gains) losses on sales of OREO	(13)	81
Net change in fair value of equity investments with readily determinable fair value	407	(542)
Losses on investments in affordable housing partnerships	5,507	5,283
Software impairment	2,146	—
Net change in deferred income taxes	9,145	(6,916)
Proceeds from sales of loans held for sale	145,987	143,704
Originations of loans held for sale	(103,746)	(104,436)
Originations of servicing assets	(1,329)	(1,136)
Net change in accrued interest receivable	6,944	(22,087)
Net change in other assets	(5,574)	(59,291)
Net change in accrued interest payable	(9,760)	(7,717)
Net change in other liabilities	(15,968)	51,516
Net cash provided by operating activities	141,832	99,756
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	(747)	(11,886)
Redemption of interest bearing deposits in other financial institutions	11,121	9,810
Purchase of securities available for sale	(422,653)	(356,376)
Proceeds from matured, called, or paid-down securities available for sale	397,130	222,485
Proceeds from sale of equity investments	367	—
Proceeds from sales of other loans held for sale previously classified as held for investment	107,523	1,053
Purchase of loans receivable	(98,271)	—
Net change in loans receivable	48,273	(585,285)
Proceeds from sales of OREO	2,150	1,567
Purchase of FHLB stock	—	(1,346)
Redemption of FHLB stock	—	3,503
Purchase of premises and equipment	(2,673)	(3,104)
Proceeds from BOLI death benefits	576	—
Investments in affordable housing partnerships	(2,854)	(8,403)
Net cash provided by (used in) investing activities	39,942	(727,982)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	392,318	1,596,168
Proceeds from FHLB advances	1,440,000	910,000
Repayment of FHLB advances	(1,490,000)	(1,035,000)
Purchase of treasury stock	—	(36,777)
Cash dividends paid on common stock	(34,557)	(34,670)
Taxes paid in net settlement of restricted stock	(3,157)	(1,113)
Net cash provided by financing activities	304,604	1,398,608
NET CHANGE IN CASH AND CASH EQUIVALENTS	486,378	770,382
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,579	698,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$836,957	$1,468,949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$38,048	$87,445
Income taxes paid	$35,953	$1,777

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$—	$979
Transfer from loans receivable to loans held for sale	$180,835	$1,002
Transfer from loans held for sale to loans receivable	$—	$2,384

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of June 30, 2021, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2021 and December 31, 2020 and the results of operations for the three and six months ended June 30, 2021 and 2020. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
The global pandemic resulting from the outbreak of the novel strain of coronavirus (“COVID-19”) has substantially and negatively impacted the United States economy, disrupted global supply chains, considerably lowered equity market valuations, created significant volatility and disruption in financial markets, and materially increased unemployment levels. In addition, the pandemic has resulted in temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. Although some states have relaxed some of the business closures and other social distancing requirements, the recent rise in COVID-19 cases due to the COVID-19 Delta variant has resulted in states reinstating certain COVID related restrictions. The Company has, and could continue to, experience a material and adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information which was available to the Company at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change could be material to the financial statements. The extent to which the COVID-19 pandemic will impact the Company’s estimates and assumptions is highly uncertain.
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

3.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended June 30, 2021 and 2020, stock options and restricted share awards of 544,925 and 1,450,408 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the six months ended June 30, 2021 and 2020, stock options and restricted shares awards of 775,710 and 737,208 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). With the adoption of ASU 2020-06, the if-converted method is required for calculating dilutive EPS for all convertible instruments since the treasury stock method is no longer available. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and six months ended June 30, 2021 and 2020, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and six months ended June 30, 2021 and 2020 as the conversion price exceeded the market price of the Company’s stock.
The following tables show the computation of basic and diluted EPS for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021			2020
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$53,763	123,592,695	$0.44	$26,753	123,200,127	$0.22
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		731,193			230,764
Diluted EPS - common stock	$53,763	124,323,888	$0.43	$26,753	123,430,891	$0.22

	Six Months Ended June 30,
	2021			2020
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$97,450	123,459,461	$0.79	$52,706	123,747,727	$0.43
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		874,766			306,564
Diluted EPS - common stock	$97,450	124,334,227	$0.78	$52,706	124,054,291	$0.42

4.    Equity Investments
Equity investments with readily determinable fair values at June 30, 2021 and December 31, 2020, consisted of mutual funds in the amounts of $27.2 million and $27.6 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three and six months ended June 30, 2021 and 2020 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$77	$188	$(407)	$542
Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values	$77	$188	$(407)	$542

At June 30, 2021 and December 31, 2020, the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At June 30, 2021, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $31.8 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $30.5 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2020, the total balance of equity investments without readily determinable fair values was $32.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $30.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and six months ended June 30, 2021 and 2020.

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$858,603	$8,362	$(2,389)	$—	$864,576
Mortgage-backed securities:
Residential	663,223	3,127	(6,148)	—	660,202
Commercial	540,908	16,443	(1,738)	—	555,613
Asset-backed securities	62,328	102	(61)	—	62,369
Corporate securities	23,422	120	(928)	—	22,614
Municipal securities	106,125	2,715	(44)	—	108,796
Total investment securities available for sale	$2,254,609	$30,869	$(11,308)	$—	$2,274,170

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$990,679	$11,482	$(844)	$—	$1,001,317
Mortgage-backed securities:
Residential	672,667	8,460	(114)	—	681,013
Commercial	482,874	25,026	(21)	—	507,879
Corporate securities	7,000	15	(881)	—	6,134
Municipal securities	86,213	3,058	(3)	—	89,268
Total investment securities available for sale	$2,239,433	$48,041	$(1,863)	$—	$2,285,611

As of June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three and six months ended June 30, 2021 and 2020, the Company had no sales of securities and recognized zero net gains on sales and calls of securities available for sale.
At June 30, 2021 and December 31, 2020, $14.4 million and $33.2 million in unrealized gains on securities available for sale net of taxes, respectively, were included in accumulated other comprehensive income. For the three and six months ended June 30, 2021 and 2020, there were no reclassifications out of accumulated other comprehensive income into earnings.

The amortized cost and estimated fair value of investment securities at June 30, 2021, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$350	$351
Due after one year through five years	—	—
Due after five years through ten years	37,825	38,270
Due after ten years	91,372	92,789
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	858,603	864,576
Mortgage-backed securities:
Residential	663,223	660,202
Commercial	540,908	555,613
Asset-backed securities	62,328	62,369
Total	$2,254,609	$2,274,170

Securities with carrying values of approximately $354.8 million and $376.1 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of June 30, 2021
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	20	$421,753	$(2,389)	1	$4	$—	21	$421,757	$(2,389)
Mortgage-backed securities:
Residential*	47	503,686	(6,148)	—	—	—	47	503,686	(6,148)
Commercial*	11	115,974	(1,738)	—	—	—	11	115,974	(1,738)
Asset-backed securities	4	29,000	(61)	—	—	—	4	29,000	(61)
Corporate securities	2	7,219	(203)	1	4,275	(725)	3	11,494	(928)
Municipal securities	5	4,704	(44)	—	—	—	5	4,704	(44)
Total	89	$1,082,336	$(10,583)	2	$4,279	$(725)	91	$1,086,615	$(11,308)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2020
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	22	$312,757	$(844)	—	$—	$—	22	$312,757	$(844)
Mortgage-backed securities:
Residential*	8	46,094	(114)	—	—	—	8	46,094	(114)
Commercial*	1	10,275	(21)	—	—	—	1	10,275	(21)
Corporate securities	—	—	—	1	4,119	(881)	1	4,119	(881)
Municipal securities	1	997	(3)	—	—	—	1	997	(3)
Total	32	$370,123	$(982)	1	$4,119	$(881)	33	$374,242	$(1,863)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had one CMO and one corporate security that were in a continuous unrealized loss position for twelve months or longer with fair values of $4 thousand and $4.3 million, respectively as of June 30, 2021. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.
With the adoption of ASU 2016-13 on January 1, 2020, the CECL methodology replaced the other-than-temporary impairment model that previously existed. The Company did not have a day 1 allowance impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of June 30, 2021 and December 31, 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale. Accrued interest receivable for investment securities available for sale at June 30, 2021 and December 31, 2020 totaled $4.7 million.
The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded at June 30, 2021.
Approximately 91% of the Company’s investment portfolio at June 30, 2021 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero allowance approach for these investment securities is appropriate. The Company had also had four asset-backed security, three corporate securities, and five municipal bonds in unrealized loss positions at June 30, 2021. The Company performed an assessment of investment securities in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at June 30, 2021.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by major category:

	June 30, 2021	December 31, 2020
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$61,360	$54,795
Commercial	8,518,115	8,425,959
Construction	252,801	291,380
Total real estate loans	8,832,276	8,772,134
Commercial business *	4,001,423	4,157,787
Residential mortgage	543,622	582,232
Consumer and other	46,980	51,060
Loans receivable	13,424,301	13,563,213
Allowance for credit losses	(189,452)	(206,741)
Loans receivable, net of allowance for credit losses	$13,234,849	$13,356,472
__________________________________
* Commercial business loans as of June 30, 2021 and December 31, 2020 include $568.8 million and $452.7 million, respectively, in SBA Paycheck Protection Program loans
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and allowance for credit losses. The Company had net deferred fees of $12.6 million and net deferred costs of $3.6 million at June 30, 2021 and December 31, 2020, respectively. Net loan fees related to SBA Paycheck Protection Program (“PPP”) loans totaled $15.7 million at June 30, 2021 compared to $6.4 million at December 31, 2020 and included fees from the origination of SBA PPP loans net of deferred origination costs. The increase in deferred fees for SBA PPP loans was primarily due to the origination of $324.5 million in second round SBA PPP loans during the six months ended June 30, 2021.
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
Loans receivable declined $138.9 million from December 31, 2020 to $13.42 billion as of June 30, 2021. The decline in loans receivable during the six months ended June 30, 2021 was due a $283.0 million decline in warehouse lines of credit, $193.5 million in SBA PPP forgiveness, the return to the sale of SBA guaranteed loans totaling $30.0 million during the second quarter of 2021, and the second quarter of 2021 sale of $119.3 million in hotel/motel loans, most of which were classified as criticized loans. These declines were partially offset by an increase in commercial real estate loans which saw an increase in 2021 loan originations and the purchase of $98.3 million in residential mortgage loans during the second quarter of 2021.

The tables below details the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2021 and 2020. Charge offs for the three and six months ended June 30, 2021 included $11.8 million in real estate loan charge offs that resulted from the sale of $119.3 million in hotel/motel loans with elevated credit risk, there were no such sales for the three and six ended June 30, 2020. Accrued interest receivables on loans totaled $47.1 million at June 30, 2021 and $54.6 million at December 31, 2020. The Company set aside an allowance on loan accrued interest receivables of $751 thousand at June 30, 2021 and $1.0 million at December 31, 2020.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended June 30, 2021
Balance, beginning of period	$162,307	$41,860	$2,735	$1,041	$207,943
Provision (credit) for credit losses	4,227	(12,179)	877	75	(7,000)
Loans charged off	(12,172)	(572)	—	(48)	(12,792)
Recoveries of charge offs	891	391	—	19	1,301
Balance, end of period	$155,253	$29,500	$3,612	$1,087	$189,452

Six Months Ended June 30, 2021
Balance, beginning of period	$162,196	$39,155	$4,227	$1,163	$206,741
Provision (credit) for credit losses	6,572	(9,554)	(615)	(103)	(3,700)
Loans charged off	(14,990)	(1,182)	—	(141)	(16,313)
Recoveries of charge offs	1,475	1,081	—	168	2,724
Balance, end of period	$155,253	$29,500	$3,612	$1,087	$189,452

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended June 30, 2020
Balance, beginning of period	$94,645	$42,883	$5,779	$1,616	$144,923
Provision (credit) for credit losses	24,534	(7,151)	89	28	17,500
Loans charged off	(174)	(459)	—	(271)	(904)
Recoveries of charge offs	25	220	—	7	252
Balance, end of period	$119,030	$35,493	$5,868	$1,380	$161,771

Six Months Ended June 30, 2020
Balance, beginning of period	$53,593	$33,032	$5,925	$1,594	$94,144
CECL day 1 adoption	27,791	(1,022)	(543)	(26)	26,200
Provision for credit losses	40,025	4,398	486	591	45,500
Loans charged off	(2,571)	(3,494)	—	(796)	(6,861)
Recoveries of charge offs	192	2,579	—	17	2,788
Balance, end of period	$119,030	$35,493	$5,868	$1,380	$161,771

The following tables break out the allowance for credit losses and loan balance by measurement methodology at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$27,226	$3,325	$15	$26	$30,592
Collectively evaluated	128,027	26,175	3,597	1,061	158,860
Total	$155,253	$29,500	$3,612	$1,087	$189,452

Loans outstanding:
Individually evaluated	$138,368	$20,978	$3,053	$236	$162,635
Collectively evaluated	8,693,908	3,980,445	540,569	46,744	13,261,666
Total	$8,832,276	$4,001,423	$543,622	$46,980	$13,424,301

	December 31, 2020
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$3,683	$3,575	$25	$42	$7,325
Collectively evaluated	158,513	35,580	4,202	1,121	199,416
Total	$162,196	$39,155	$4,227	$1,163	$206,741

Loans outstanding:
Individually evaluated	$93,476	$25,706	$3,416	$605	$123,203
Collectively evaluated	8,678,658	4,132,081	578,816	50,455	13,440,010
Total	$8,772,134	$4,157,787	$582,232	$51,060	$13,563,213
As of June 30, 2021 and December 31, 2020, reserves for unfunded loan commitments recorded in other liabilities were $1.4 million and $1.3 million, respectively. For the three and six months ended June 30, 2021, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling $0 and $105 thousand, respectively. For the three and six months ended June 30, 2020, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling to $50 thousand and $660 thousand, respectively.

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
The tables below represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	10,463	34,100	44,563	—
Hotel & motel	13,654	5,428	19,082	3,776
Gas station & car wash	575	1,303	1,878	—
Mixed use	9,754	1,610	11,364	—
Industrial & warehouse	2,105	2,332	4,437	—
Other	1,791	5,083	6,874	—
Real estate – construction	7,424	—	7,424	—
Commercial business	5,035	7,182	12,217	26
Residential mortgage	1,440	1,612	3,052	872
Consumer and other	—	117	117	85
Total	$52,241	$58,767	$111,008	$4,759

	December 31, 2020
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	3,262	8,530	11,792	478
Hotel & motel	15,311	2,195	17,506	—
Gas station & car wash	151	1,493	1,644	—
Mixed use	1,883	788	2,671	—
Industrial & warehouse	5,443	1,022	6,465	—
Other	7,230	1,419	8,649	—
Real estate – construction	—	18,723	18,723	—
Commercial business	5,319	8,592	13,911	—
Residential mortgage	1,440	1,976	3,416	—
Consumer and other	—	461	461	136
Total	$40,039	$45,199	$85,238	$614
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $23.6 million and $26.5 million, at June 30, 2021 and December 31, 2020, respectively.

The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate – residential	$—	$—	$—
Real estate – commercial	97,184	—	97,184
Real estate – construction	7,424	—	7,424
Commercial business	7,518	6,560	14,078
Residential mortgage	1,439	—	1,439
Consumer and other	—	—	—
Total	$113,565	$6,560	$120,125

	December 31, 2020
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate – residential	$—	$—	$—
Real estate – commercial	55,945	—	55,945
Real estate – construction	8,122	—	8,122
Commercial business	7,818	6,312	14,130
Residential mortgage	1,440	—	1,440
Consumer and other	15	—	15
Total	$73,340	$6,312	$79,652

Interest income reversals due to loans being placed on nonaccrual status was $750 thousand and $319 thousand for the three months ended June 30, 2021 and 2020, respectively. Nonaccrual interest income reversals for the six months ended June 30, 2021 and 2020 were $1.7 million and $356 thousand, respectively.

The following table presents the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of June 30, 2021 and December 31, 2020 by class of loans:

	As of June 30, 2021				As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	788	8,148	10,852	19,788	852	8,141	10,276	19,269
Hotel & motel	2,487	2,808	16,373	21,668	62	1,401	14,744	16,207
Gas station & car wash	292	411	443	1,146	619	2,668	563	3,850
Mixed use	2,547	13,921	295	16,763	116	—	1,269	1,385
Industrial & warehouse	8,211	154	2,611	10,976	137	—	3,830	3,967
Other	2,149	42	2,913	5,104	2,738	545	3,000	6,283
Real estate – construction	—	—	7,424	7,424	8,122	—	—	8,122
Commercial business	431	4,209	5,545	10,185	816	3,683	4,700	9,199
Residential mortgage	6,359	540	2,702	9,601	4,841	—	2,263	7,104
Consumer and other	45	24	202	271	797	21	595	1,413
Total Past Due	$23,309	$30,257	$49,360	$102,926	$19,100	$16,459	$41,240	$76,799

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
During the second quarter of 2021, the Company completed the sale of $119.3 million in hotel/motel loans. The sale consisted of loans with elevated credit risk or were likely to exhibit credit issues in the future. Of the $119.3 million in commercial real estate loans sold, $68.4 million were rated special mention and $33.6 million were rated substandard prior to being sold. The loans were sold at a 9.9% discount to amortized cost. The Company charged off $11.8 million during the second quarter of 2021 as a result of the note sale, all of which was reserved for in prior quarters.

The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
	Term Loan by Origination Year						Revolving Loans	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$12,995	$14,311	$13,556	$5,547	$3,831	$10,098	$658	$60,996
Special mention	—	—	—	—	—	—	228	228
Substandard	—	—	—	136	—	—	—	136
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$12,995	$14,311	$13,556	$5,683	$3,831	$10,098	$886	$61,360
Real Estate - Commercial
Pass / not rated	$1,073,045	$1,485,549	$1,340,161	$1,375,076	$1,055,030	$1,544,353	$106,716	$7,979,930
Special mention	4,223	5,706	48,552	29,215	40,713	71,144	11,978	211,531
Substandard	6,508	552	17,395	26,725	52,497	220,280	2,697	326,654
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,083,776	$1,491,807	$1,406,108	$1,431,016	$1,148,240	$1,835,777	$121,391	$8,518,115
Real Estate - Construction
Pass / not rated	$841	$47,025	$44,574	$39,298	$27,652	$21,200	$8,457	$189,047
Special mention	—	—	—	45,989	4,428	5,913	—	56,330
Substandard	—	—	—	—	—	7,424	—	7,424
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$841	$47,025	$44,574	$85,287	$32,080	$34,537	$8,457	$252,801
Commercial Business
Pass / not rated	$889,734	$866,932	$516,793	$147,361	$112,324	$100,388	$1,297,976	$3,931,508
Special mention	1,191	415	3,943	13,581	212	5,466	1,662	26,470
Substandard	1,457	8,552	1,856	2,114	12,840	7,860	8,766	43,445
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$892,382	$875,899	$522,592	$163,056	$125,376	$113,714	$1,308,404	$4,001,423
Residential Mortgage
Pass / not rated	$116,677	$4,764	$56,940	$166,777	$123,595	$71,816	$—	$540,569
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	128	200	541	2,184	—	3,053
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$116,677	$4,764	$57,068	$166,977	$124,136	$74,000	$—	$543,622
Consumer and Other
Pass / not rated	$2,784	$5,994	$2,243	$1,937	$2,114	$7,611	$24,054	$46,737
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	243	—	243
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$2,784	$5,994	$2,243	$1,937	$2,114	$7,854	$24,054	$46,980
Total Loans
Pass / not rated	$2,096,076	$2,424,575	$1,974,267	$1,735,996	$1,324,546	$1,755,466	$1,437,861	$12,748,787
Special mention	5,414	6,121	52,495	88,785	45,353	82,523	13,868	294,559
Substandard	7,965	9,104	19,379	29,175	65,878	237,991	11,463	380,955
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$2,109,455	$2,439,800	$2,046,141	$1,853,956	$1,435,777	$2,075,980	$1,463,192	$13,424,301

	December 31, 2020
	Term Loan by Origination Year						Revolving Loans	Total
	2020	2019	2018	2017	2016	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$15,158	$13,924	$7,587	$4,316	$6,800	$3,460	$3,104	$54,349
Special mention	—	—	—	—	—	—	227	227
Substandard	—	—	139	—	—	80	—	219
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$15,158	$13,924	$7,726	$4,316	$6,800	$3,540	$3,331	$54,795
Real Estate - Commercial
Pass / not rated	$1,548,595	$1,554,980	$1,533,802	$1,240,973	$767,318	$1,262,125	$130,595	$8,038,388
Special mention	—	2,805	24,569	10,694	8,031	32,048	1,600	79,747
Substandard	126	14,233	28,938	37,174	50,371	173,788	3,194	307,824
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,548,721	$1,572,018	$1,587,309	$1,288,841	$825,720	$1,467,961	$135,389	$8,425,959
Real Estate - Construction
Pass / not rated	$35,743	$45,290	$103,794	$60,996	$5,740	$10,099	$—	$261,662
Special mention	—	—	—	—	5,771	5,224	—	10,995
Substandard	—	—	—	10,601	—	8,122	—	18,723
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$35,743	$45,290	$103,794	$71,597	$11,511	$23,445	$—	$291,380
Commercial Business
Pass / not rated	$1,294,368	$584,453	$224,447	$117,708	$77,209	$43,674	$1,686,428	$4,028,287
Special mention	5,996	27,693	30,852	14,629	6,388	3,139	5,172	93,869
Substandard	2,430	1,323	5,539	4,394	6,158	5,463	10,323	35,630
Doubtful / loss	—	—	1	—	—	—	—	1
Subtotal	$1,302,794	$613,469	$260,839	$136,731	$89,755	$52,276	$1,701,923	$4,157,787
Residential Mortgage
Pass / not rated	$5,733	$90,958	$217,343	$168,827	$55,246	$40,554	$—	$578,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	122	536	561	1,715	637	—	3,571
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$5,733	$91,080	$217,879	$169,388	$56,961	$41,191	$—	$582,232
Consumer and Other
Pass / not rated	$8,309	$2,463	$1,818	$2,321	$4,756	$2,811	$27,890	$50,368
Special mention	—	—	—	103	—	—	—	103
Substandard	—	—	—	—	55	532	2	589
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$8,309	$2,463	$1,818	$2,424	$4,811	$3,343	$27,892	$51,060
Total Loans
Pass / not rated	$2,907,906	$2,292,068	$2,088,791	$1,595,141	$917,069	$1,362,723	$1,848,017	$13,011,715
Special mention	5,996	30,498	55,421	25,426	20,190	40,411	6,999	184,941
Substandard	2,556	15,678	35,152	52,730	58,299	188,622	13,519	366,556
Doubtful / loss	—	—	1	—	—	—	—	1
Total	$2,916,458	$2,338,244	$2,179,365	$1,673,297	$995,558	$1,591,756	$1,868,535	$13,563,213

For the three and six months ended June 30, 2021 and the twelve months ended December 31, 2020, there were no revolving loans converted to term loans.
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three and six months ended June 30, 2021 and 2020 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$171,175	$—	$171,175	$—
Commercial business	9,660	—	9,660	—
Residential mortgage	—	—	—	1,002
Total	$180,835	$—	$180,835	$1,002
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. In aggregate, non-modeled loans represented less than 3% of the Company’s total loan portfolio as of June 30, 2021.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenario contains certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of June 30, 2021, the Company chose a forecast scenario that incorporates the effect of the COVID-19 pandemic and the expected economic recovery into estimates of future economic conditions. The forecast improved considerably compared to forecasts used during the first quarter of 2021 with an increase in projected GDP growth and a large increase in projected commercial real estate prices combined with a reduction in unemployment, particularly for periods in 2021 and 2022. The forecast improvement reflect the current and projected effects of government stimulus packages, ongoing COVID-19 vaccinations, and the reopening of many businesses throughout the United States.
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

The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$130,944	$7,424	$20,978	$3,053	$236	$162,635
ACL on individually evaluated loans	$—	$27,226	$—	$3,325	$15	$26	$30,592
Individually evaluated loans ACL coverage	N/A	20.79%	N/A	15.85%	0.49%	11.02%	18.81%
Collectively evaluated loans	$61,360	$8,387,171	$245,377	$3,980,445	$540,569	$46,744	$13,261,666
ACL on collectively evaluated loans	$330	$126,040	$1,657	$26,175	$3,597	$1,061	$158,860
Collectively evaluated loans ACL coverage	0.54%	1.50%	0.68%	0.66%	0.67%	2.27%	1.20%
Total loans	$61,360	$8,518,115	$252,801	$4,001,423	$543,622	$46,980	$13,424,301
Total ACL	$330	$153,266	$1,657	$29,500	$3,612	$1,087	$189,452
Total ACL to total loans	0.54%	1.80%	0.66%	0.74%	0.66%	2.31%	1.41%

	As of December 31, 2020
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$74,753	$18,723	$25,706	$3,416	$605	$123,203
ACL on individually evaluated loans	$—	$2,862	$821	$3,575	$25	$42	$7,325
Individually evaluated loans ACL coverage	N/A	3.83%	4.38%	13.91%	0.73%	6.94%	5.95%
Collectively evaluated loans	$54,795	$8,351,206	$272,657	$4,132,081	$578,816	$50,455	$13,440,010
ACL on collectively evaluated loans	$391	$156,665	$1,457	$35,580	$4,202	$1,121	$199,416
Collectively evaluated loans ACL coverage	0.71%	1.88%	0.53%	0.86%	0.73%	2.22%	1.48%
Total loans	$54,795	$8,425,959	$291,380	$4,157,787	$582,232	$51,060	$13,563,213
Total ACL	$391	$159,527	$2,278	$39,155	$4,227	$1,163	$206,741
Total ACL to total loans	0.71%	1.89%	0.78%	0.94%	0.73%	2.28%	1.52%

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
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At June 30, 2021, total TDR loans were $88.5 million, compared to $51.6 million at December 31, 2020.
The balance of loans with modified terms due to COVID-19 as of June 30, 2021 totaled $318.7 million. The majority of these loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of June 30, 2021 and December 31, 2020, unless the loans were TDR prior to the COVID-19 modification or borrowers were identified to be experiencing financial difficulty prior to the COVID-19 pandemic. As of June 30, 2021, real estate loans accounted for approximately 85% of the loans modified due to hardship from the COVID-19 pandemic. The modifications consisted of full payment deferrals, interest only payments, and a hybrid of full payment deferrals for a period of time followed by interest only payments. The modifications were granted mostly for periods from 3 to 9 months (see “COVID-19 Related Loan Modifications” in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).
A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of June 30, 2021 and December 31, 2020 is presented below:

	As of June 30, 2021
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$17,305	$808	$—	$58	$8,357	$523	$—	$—	$27,051
Maturity / amortization concession	19,996	7,380	—	133	22,889	3,404	—	117	53,919
Rate concession	5,303	377	—	—	398	1,422	—	—	7,500
Total	$42,604	$8,565	$—	$191	$31,644	$5,349	$—	$117	$88,470

	As of December 31, 2020
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$8,328	$814	$—	$58	$7,074	$471	$—	$—	$16,745
Maturity / amortization concession	11,331	10,219	—	114	925	3,814	—	117	26,520
Rate concession	6,112	378	—	—	424	1,430	—	—	8,344
Total	$25,771	$11,411	$—	$172	$8,423	$5,715	$—	$117	$51,609

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification and if the prior performance met or exceeded the modified terms. TDR loans on accrual status at June 30, 2021 were comprised of 37 commercial real estate loans totaling $42.6 million, 22 commercial business loans totaling $8.6 million, and 15 consumer and other loans totaling $191 thousand. TDR loans on accrual status at December 31, 2020 were comprised of 33 commercial real estate loans totaling $25.8 million, 25 commercial business loans totaling $11.4 million, and 16 consumer and other loans totaling $172 thousand. The Company expects that TDR loans on accrual status as of June 30, 2021, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10. The Company recorded an allowance totaling $26.8 million and $4.8 million for TDR loans as of June 30, 2021 and December 31, 2020, respectively.
The following tables present the recorded investment of loans classified as TDR during the three and six months ended June 30, 2021 and 2020 by class of loans:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	1	$216
Real estate – commercial
Retail	4	6,527	—	—
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	1	479
Mixed use	1	4,624	1	464
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	2	312	2	234
Residential mortgage	—	—	—	—
Consumer and other	1	12	3	14
Total	8	$11,475	8	$1,407

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	1	$216
Real estate – commercial
Retail	7	30,236	1	676
Hotel & motel	—	—	—	—
Gas station & car wash	1	575	2	527
Mixed use	1	4,624	1	464
Industrial & warehouse	2	9,149	1	261
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	3	331	3	523
Residential mortgage	—	—	—	—
Consumer and other	5	54	4	30
Total	19	$44,969	13	$2,697

For TDRs modified during the three and six months ended June 30, 2021, the Company recorded $59 thousand and $23.7 million, respectively in ACL. Total charge-offs of TDR loans modified during the three and six months ended June 30, 2021 totaled $0. For TDR loans modified during the three and six months ended June 30, 2020, the Company recorded $57 thousand and $219 thousand, respectively in ACL. Total charge-offs of TDR loans modified during the three and six months ended June 30, 2020 totaled $0.
The following tables present loans modified as TDRs within the previous twelve months ended June 30, 2021 and 2020 that subsequently had payment defaults during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	1	22,589	—	—
Hotel & motel	—	—	1	543
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	2	9,149	—	—
Other	—	—	1	133
Real estate – construction	—	—	—	—
Commercial business	—	—	1	18
Residential mortgage	—	—	—	—
Consumer and other	2	16	—	—
Total	5	$31,754	3	$694

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	1	$216
Real estate – commercial
Retail	2	23,551	1	676
Hotel & motel	—	—	1	543
Gas station & car wash	—	—	1	478
Mixed Use	—	—	1	464
Industrial & warehouse	2	9,149	1	261
Other	—	—	1	133
Real estate – construction	—	—	—	—
Commercial business	1	131	2	32
Residential mortgage	—	—	—	—
Consumer and other	4	42	1	6
Total	9	$32,873	10	$2,809

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $23.6 million in ACL for TDR loans that had payment defaults during the three and six months ended June 30, 2021. Total charge offs for TDR loans that had payment defaults during the three and six months ended June 30, 2021 was $0.
The Company recorded $86 thousand and $143 thousand of allowance for TDR loans that had payment defaults during the three and six months ended June 30, 2020, respectively. Total charge offs for TDR loans that had payment defaults during the three and six months ended June 30, 2020 totaled $0.

7.    Leases
The Company’s operating leases are real estate leases which are comprised of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 10 years as of June 30, 2021. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At June 30, 2021, ROU assets and related liabilities were $47.8 million and $52.2 million, respectively. At December 31, 2020, ROU assets and related liabilities were $47.7 million and $52.0 million, respectively. At June 30, 2021, the short term operating lease liability totaled $12.7 million and the long-term operating lease liability totaled $39.5 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at June 30, 2021. During the six months ended June 30, 2021, the Company extended nine leases and entered into no new lease contracts. Lease extension terms ranged from three to five years and the Company reassessed the ROU assets and lease liabilities related to these leases.
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
The table below summarizes the Company’s net lease cost:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Operating lease cost	$3,891	$3,879	$7,720	$7,824
Short term lease cost	—	—	—	—
Variable lease cost	747	772	1,501	3,397
Sublease income	(99)	(214)	(252)	(426)
Net lease cost	$4,539	$4,437	$8,969	$10,795

Rent expense for the three and six months ended June 30, 2021 was $4.5 million and $9.0 million, respectively. Rent expense for the three and six months ended June 30, 2020 was $4.5 million and $9.1 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Six Months Ended June 30, 2021	At or for the Six Months Ended June 30, 2020
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$7,428	$7,392
Right-of-use assets obtained in exchange for lease liabilities, net	—	1,541
Weighted-average remaining lease term - operating leases	5.2 years	5.5 years
Weighted-average discount rate - operating leases	2.69%	3.01%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2021
(Dollars in thousands)
2021	$7,277
2022	11,312
2023	9,613
2024	8,684
2025	7,319
2026 and thereafter	11,971
Total lease payments	56,176
Less: imputed interest	3,999
Total lease obligations	$52,177
As of June 30, 2021, the Company did not have any additional operating lease commitments that have not yet commenced.

8.    Deposits
The aggregate amounts of time deposits in denominations of more than $250 thousand at June 30, 2021 and December 31, 2020, was $1.58 billion and $1.85 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at June 30, 2021 and December 31, 2020. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2021 and December 31, 2020, securities with fair values of approximately $350.7 million and $368.2 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at June 30, 2021 and December 31, 2020, totaled $378.5 million and $1.14 billion, respectively. Brokered deposits at June 30, 2021 consisted of $378.3 million in money market and NOW accounts and $191 thousand in time deposits accounts. Brokered deposits at December 31, 2020 consisted of $735.0 million in money market and NOW accounts and $400.6 million in time deposit accounts.
The following is breakdown of the Company’s deposits at June 30, 2021 and December 31, 2020:

	At June 30, 2021		At December 31, 2020
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$5,638,115	38%	$4,814,254	34%
Money market and NOW accounts	5,786,697	39%	5,232,413	36%
Saving deposits	308,651	2%	300,770	2%
Time deposits	2,992,767	21%	3,986,475	28%
Total deposits	$14,726,230	100%	$14,333,912	100%

9.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $4.30 billion at June 30, 2021, and $4.18 billion at December 31, 2020. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at June 30, 2021 and December 31, 2020.
At June 30, 2021 and December 31, 2020, loans with a carrying amount of approximately $6.61 billion and $6.95 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At June 30, 2021 and December 31, 2020, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At June 30, 2021 and December 31, 2020, FHLB advances totaled $200.0 million and $250.0 million, respectively, and had weighted average interest rates of 1.26% and 1.07%, respectively. FHLB advances at June 30, 2021 and December 31, 2020 had various maturities through December 2022. The interest rates of FHLB advances as of June 30, 2021 ranged between 0.13% and 2.39%. At June 30, 2021, the Company’s remaining borrowing capacity with the FHLB was $4.08 billion.
The Company maintains unsecured borrowing lines with other banks. There were no federal funds purchased from other banks at June 30, 2021 and December 31, 2020.
At June 30, 2021, the contractual maturities for outstanding FHLB advances were as follows:

June 30, 2021
Scheduled maturities in:	(Dollars in thousands)
2021	$100,000
2022	100,000
Total	$200,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At June 30, 2021, the outstanding principal balance of the qualifying loans pledged at the FRB was $766.0 million and there was one investment security pledged to borrow against the discount window with book value totaling $2.4 million. At June 30, 2021 and December 31, 2020, the total available borrowing capacity at the FRB discount window was $616.4 million and $616.0 million, respectively. There were no borrowings outstanding with the FRB discount window as of June 30, 2021 and December 31, 2020.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At June 30, 2021, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at June 30, 2021:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	3.269%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.034%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.075%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	1.769%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,572	Variable	3.034%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,082	Variable	1.915%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,423	Variable	1.519%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,480	Variable	1.499%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,337	Variable	1.767%	06/30/2037
Total		$126,000	$104,762

    The carrying value of Debentures at June 30, 2021 and December 31, 2020 was $104.8 million and $104.2 million, respectively. At June 30, 2021 and December 31, 2020, acquired Debentures had remaining discounts of $25.1 million and $25.7 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2021 and December 31, 2020 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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
The value of the convertible note at issuance and the carrying value as of June 30, 2021 and December 31, 2020 are presented in the tables below:

			As of June 30, 2021
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Issuance costs to be capitalized	5 years	(4,119)	2,358	(1,761)
Carrying balance of convertible notes		$213,381	$2,358	$215,739

			As of December 31, 2020
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	10,951	(10,929)
Issuance costs to be capitalized	5 years	(4,119)	2,113	(2,006)
Carrying balance of convertible notes		$191,501	$13,064	$204,565
Interest expense on the convertible notes for the three and six months ended June 30, 2021, totaled $1.3 million and $2.6 million, respectively. Interest expense on the convertible notes for the three and six months ended June 30, 2020, totaled $2.4 million and $4.7 million, respectively. With the adoption of ASU 2020-06, interest expense for the Company’s convertible notes consists of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. The Company’s interest expense on convertible notes declined by $1.0 million and $2.1 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 as it no longer has a discount to amortize and record as non-cash interest expense.

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
At June 30, 2021 and December 31, 2020, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$93,433	$—
Weighted average remaining term (years)	8.8	0.0
Pay fixed rate (weighted average)	2.86%	—%
Received variable rate (weighted average)	2.08%	—%
Estimated fair value	$1,763	$—

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$418,767	$503,929
Weighted average remaining term (years)	6.0	6.8
Pay fixed rate (weighted average)	4.06%	3.86%
Received variable rate (weighted average)	2.21%	2.26%
Estimated fair value	$(21,358)	$(34,606)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$93,433	$—
Weighted average remaining term (years)	8.8	0.0
Received fixed rate (weighted average)	2.86%	—%
Pay variable rate (weighted average)	2.08%	—%
Estimated fair value	$(1,763)	$—

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$418,767	$503,929
Weighted average remaining term (years)	6.0	6.8
Received fixed rate (weighted average)	4.06%	3.86%
Pay variable rate (weighted average)	2.21%	2.26%
Estimated fair value	$21,358	$34,606

At June 30, 2021, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At June 30, 2021, the notional amount of the risk participation agreements sold was $111.4 million with a credit valuation adjustment of $64 thousand. At December 31, 2020, the notional amount of the risk participation agreement sold was $112.8 million with a credit valuation adjustment of $398 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing interest rate swap agreement as of June 30, 2021 and December 31, 2020 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt. The swap was entered into during the second quarter of 2020 and was determined to be fully effective during the period presented. The aggregate fair value of the swap is recorded in derivative liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedge to remain fully effective during the remaining term of the swap. For the three and six months ended June 30, 2021, the Company reclassified $73 thousand and $139 thousand, respectively, from accumulated other comprehensive income to interest expense. For the three and six months ended June 30, 2020, the Company reclassified $139 thousand from accumulated comprehensive income to interest income.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge (included in other assets)
Notional amount	$100,000	$—
Weighted average remaining term (years)	4.0	0.0
Received variable rate (weighted average)	0.19%	—%
Pay fixed rate (weighted average)	0.49%	—%
Estimated fair value	$921	$—

Interest rate swaps designated as cash flow hedge (included in other liabilities)
Notional amount	$—	$100,000
Weighted average remaining term (years)	0.0	4.3
Received variable rate (weighted average)	—%	0.22%
Pay fixed rate (weighted average)	—%	0.49%
Estimated fair value	$—	$(602)

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2021, the Company had approximately $26.2 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2020, the Company had approximately $43.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of June 30, 2021		As of December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$23,792	$213	$37,507	$679
Forward sale contracts related to mortgage banking	$11,942	$29	$8,641	$45

Liabilities:
Interest rate lock commitments	$2,368	$(4)	$6,267	$(31)
Forward sale contracts related to mortgage banking	$14,217	$(48)	$35,133	$(79)

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
Commitments at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$2,483,026	$2,137,178
Standby letters of credit	115,629	108,834
Other letters of credit	55,609	40,508
Commitments to fund investments in affordable housing partnerships	10,654	15,148
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $25 thousand at June 30, 2021 and $1.3 million at December 31, 2020. It is reasonably possible that the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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
The carrying amount of the Company’s goodwill as of June 30, 2021 and December 31, 2020 was $464.5 million. There was no impairment of goodwill recorded during the three and six months ended June 30, 2021.
Core deposit intangible assets are amortized over their estimated lives or ten years. Amortization expense related to core deposit intangible assets totaled $510 thousand and $532 thousand for the three months ended June 30, 2021 and 2020, respectively. The amortization expense related to core deposit intangible assets totaled $1.0 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2021 and December 31, 2020:

			As of June 30, 2021		As of December 31, 2020
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,413)	$350	$(2,322)	$441
Wilshire Bancorp acquisition	10 years	18,138	(9,799)	8,339	(8,871)	9,267
Total		$20,901	$(12,212)	$8,689	$(11,193)	$9,708

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of June 30, 2021 and December 31, 2020, the Company did not have a valuation allowance on it servicing assets.
The changes in servicing assets for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$12,084	$14,847	$12,692	$16,417
Additions through originations of servicing assets	737	759	1,329	1,136
Amortization	(1,255)	(1,442)	(2,455)	(3,389)
Balance at end of period	$11,566	$14,164	$11,566	$14,164

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.18 billion as of June 30, 2021 and $1.23 billion as of December 31, 2020.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at June 30, 2021 and December 31, 2020 are presented below.

	June 30, 2021	December 31, 2020
SBA Servicing Assets:
Weighted-average discount rate	11.72%	9.93%
Constant prepayment rate	14.23%	14.40%
Mortgage Servicing Assets:
Weighted-average discount rate	8.51%	8.26%
Constant prepayment rate	9.02%	8.63%

14.    Income Taxes
For the three months ended June 30, 2021, the Company had an income tax provision totaling $17.8 million on pretax income of $71.5 million, representing an effective tax rate of 24.84%, compared with an income tax provision of $9.8 million on pretax income of $36.5 million, representing an effective tax rate of 26.75% for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company had an income tax provision totaling $31.7 million on pretax income of $129.2 million, representing an effective tax rate of 24.56%, compared with an income tax provision of $16.2 million on pretax income of $68.9 million, representing an effective tax rate of 23.55% for the six months ended June 30, 2020. The increase in effective tax rate for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to affordable housing partnership investment tax credits benefit having a lower effect on larger annual projected pre-tax book income.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.8 million at June 30, 2021 and December 31, 2020, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $323 thousand and $276 thousand, for accrued interest (no portion was related to penalties) at June 30, 2021 and December 31, 2020, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2021.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$864,576	$—	$864,576	$—
Mortgage-backed securities:
Residential	660,202	—	660,202	—
Commercial	555,613	—	555,613	—
Asset-backed securities	62,369	—	62,369	—
Corporate securities	22,614	—	22,614	—
Municipal securities	108,796	—	107,738	1,058
Equity investments with readily determinable fair value	27,205	27,205	—	—
Interest rate swaps	23,121	—	23,121	—
Mortgage banking derivatives	242	—	242	—
Other derivatives	921	—	921	—

Liabilities:
Interest rate swaps	23,121	—	23,121	—
Mortgage banking derivatives	52	—	52	—
Other derivatives	64	—	—	64

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Level 1, 2, and 3 during the three and six months ended June 30, 2021 and 2020.
The table below presents a reconciliation and income statement classification of gains (losses) for our municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$1,065	$1,079	$1,022	$1,076
Change in fair value included in other comprehensive income (loss)	(7)	(13)	36	(10)
Ending Balance	$1,058	$1,066	$1,058	$1,066

Risk participation agreements:
Beginning Balance	$95	$—	$398	$—
Change in fair value included in income	(31)	223	(334)	223
Ending Balance	$64	$223	$64	$223

The Company measures certain assets at fair value on a non-recurring basis including collateral dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$50,593	$—	$—	$50,593
Commercial business	3,601	—	—	3,601
OREO	15,759	—	—	15,759

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$21,688	$—	$—	$21,688
Commercial business	7,694	—	—	7,694
OREO	19,260	—	—	19,260

For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(25,411)	$(2,746)	$(27,738)	$(5,067)
Commercial business	(2,151)	(3,178)	(2,151)	(5,746)
OREO	(154)	(1,435)	(323)	(2,779)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$836,957	$836,957	Level 1
Interest bearing deposits in other financial institutions	18,268	18,283	Level 2
Equity investments without readily determinable fair values	31,827	31,827	Level 2
Loans held for sale	54,245	57,365	Level 2
Loans receivable—net	13,234,849	13,236,867	Level 3
Accrued interest receivable	51,886	51,886	Level 2/3
Servicing assets, net	11,566	14,438	Level 3
Customers’ liabilities on acceptances	916	916	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,638,115	$5,638,115	Level 2
Saving and other interest bearing demand deposits	6,095,348	6,095,348	Level 2
Time deposits	2,992,767	2,996,197	Level 2
FHLB advances	200,000	203,251	Level 2
Convertible notes, net	215,739	214,238	Level 1
Subordinated debentures	104,762	112,429	Level 2
Accrued interest payable	4,946	4,946	Level 2
Acceptances outstanding	916	916	Level 2

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$350,579	$350,579	Level 1
Interest bearing deposits in other financial institutions	28,642	28,669	Level 2
Equity investments without readily determinable fair values	32,088	32,088	Level 2
Loans held for sale	17,743	18,288	Level 2
Loans receivable—net	13,356,472	13,428,706	Level 3
Accrued interest receivable	59,430	59,430	Level 2/3
Servicing assets, net	12,692	15,785	Level 3
Customers’ liabilities on acceptances	1,184	1,184	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,814,254	$4,814,254	Level 2
Saving and other interest bearing demand deposits	5,533,183	5,533,183	Level 2
Time deposits	3,986,475	3,992,973	Level 2
FHLB advances	250,000	254,456	Level 2
Convertible notes, net	204,565	201,731	Level 1
Subordinated debentures	104,178	98,948	Level 2
Accrued interest payable	14,706	14,706	Level 2
Acceptances outstanding	1,184	1,184	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at June 30, 2021 was $2.09 billion, compared to $2.05 billion at December 31, 2020.
In March 2020, the Company completed the $50.0 million repurchase plan though the repurchase of 2,716,034 shares of common stock totaling $36.2 million. There were no shares repurchased during the three months ended June 30, 2021. As of June 30, 2021, the Company had repurchased a total of 12,661,581 shares of its common stock totaling $200.0 million as part of all previous repurchase programs that were authorized by the Company’s Board of Directors.
For the three months ended June 30, 2021 and 2020, the Company paid dividends of $0.14 per common share. For both the six months ended June 30, 2021 and 2020, the Company paid dividends of $0.28 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended,		Six Months Ended,
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Balance at beginning of period	$5,223	$36,449	$32,753	$9,149

Unrealized net gains (losses) on securities available for sale	14,186	3,270	(26,617)	42,123
Unrealized net gains (losses) on interest rate swaps used for cash flow hedge	(297)	(711)	1,523	(711)
Reclassification adjustments for net losses (gains) realized in net income	73	(139)	139	(139)
Tax effect	(4,134)	(720)	7,253	(12,273)
Other comprehensive income (loss), net of tax	$9,828	$1,700	$(17,702)	$29,000
Balance at end of period	$15,051	$38,149	$15,051	$38,149

Reclassifications for net gains realized in net income for the three and six months ended June 30, 2021 relate to net gains on interest rate swaps used for cash flow hedges. Gains on interest rate swaps are recorded in noninterest income under other income and fee in the Consolidated Statements of Income.
For the three and six months ended June 30, 2021, the Company recorded reclassification adjustments of $73 thousand and $139 thousand, respectively from other comprehensive income to losses from cash flow hedge relationships. For the three and six months ended and June 30, 2020, the Company recorded reclassification adjustments of $139 thousand from accumulated other comprehensive income to gains from cash flow hedge relationships.

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
Under the 2019 Plan, 2,322,103 shares were available for future grants as of June 30, 2021.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2021	851,580	$15.25
Granted	—	—
Exercised	—	—
Expired	(16,703)	17.12
Forfeited	—	—
Outstanding - June 30, 2021	834,877	$15.22	3.91	$959
Options exercisable - June 30, 2021	796,877	$15.12	3.85	$959

The following is a summary of the Company’s restricted stock and performance unit activity for the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2021	1,718,838	$10.73
Granted	652,909	15.65
Vested	(604,703)	11.75
Forfeited	(135,053)	13.18
Outstanding (unvested) - June 30, 2021	1,631,991	$12.12

The total fair value of restricted stock and performance units vested for the six months ended June 30, 2021 and 2020 was $9.2 million and $343 thousand, respectively.

The Company maintains the Hope Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. The compensation expense for the ESPP during the three months ended June 30, 2021 and 2020 was $37 thousand and $26 thousand, respectively. The compensation expense for the ESPP during the six months ended June 30, 2021 and 2020 was $259 thousand and $97 thousand, respectively.
The total amounts charged against income related to stock-based payment arrangements, including the ESPP, were $2.1 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, $4.6 million and $3.8 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $514 thousand and $485 thousand for the three months ended June 30, 2021 and 2020, respectively. The income tax benefit recognized for the six months ended June 30, 2021 and 2020, was approximately $1.1 million and $896 thousand, respectively.
At June 30, 2021, the unrecognized compensation expense related to non-vested stock option grants was $21 thousand and is expected to be recognized over a weighted average vesting period of 0.17 years. Unrecognized compensation expense related to non-vested restricted stock and performance units was $13.5 million and is expected to be recognized over a weighted average vesting period of 2.07 years.

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
•The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•A capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. As of June 30, 2021, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology. In response to the COVID-19 pandemic, federal regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for two years, followed by a three-year phase-in period. The Company has elected the five-year transition period consistent with the final rule issued by the federal regulatory agencies.
As of June 30, 2021 and December 31, 2020, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,642,492	11.44%	$645,961	4.50%	$1,004,828	7.00%	N/A	N/A
Bank	$1,932,546	13.47%	$645,615	4.50%	$1,004,289	7.00%	$932,555	6.50%
Total capital (to risk-weighted assets):
Company	$1,888,996	13.16%	$1,148,375	8.00%	$1,507,242	10.50%	N/A	N/A
Bank	$2,078,189	14.49%	$1,147,759	8.00%	$1,506,434	10.50%	$1,434,699	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,743,353	12.14%	$861,281	6.00%	$1,220,148	8.50%	N/A	N/A
Bank	$1,932,546	13.47%	$860,820	6.00%	$1,219,494	8.50%	$1,147,759	8.00%
Tier 1 capital (to average assets):
Company	$1,743,353	10.43%	$668,540	4.00%	N/A	N/A	N/A	N/A
Bank	$1,932,546	11.56%	$668,416	4.00%	N/A	N/A	$835,520	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,568,508	10.94%	$645,366	4.50%	$1,003,902	7.00%	N/A	N/A
Bank	$1,850,091	12.90%	$645,277	4.50%	$1,003,764	7.00%	$932,066	6.50%
Total capital (to risk-weighted assets):
Company	$1,846,229	12.87%	$1,147,317	8.00%	$1,505,853	10.50%	N/A	N/A
Bank	$2,027,534	14.14%	$1,147,159	8.00%	$1,505,646	10.50%	$1,433,948	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,668,786	11.64%	$860,487	6.00%	$1,219,024	8.50%	N/A	N/A
Bank	$1,850,091	12.90%	$860,369	6.00%	$1,218,856	8.50%	$1,147,159	8.00%
Tier 1 capital (to average assets):
Company	$1,668,786	10.22%	$653,163	4.00%	N/A	N/A	N/A	N/A
Bank	$1,850,091	11.33%	$653,241	4.00%	N/A	N/A	$816,551	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$266	$329	$549	$697
Customer analysis charges	788	1,513	1,485	3,383
NSF charges	618	561	1,315	2,216
Other service charges	82	157	170	373
Total noninterest bearing deposit account income	1,754	2,560	3,519	6,669

Interest bearing deposit account income:
Monthly service charges	23	23	48	47

Total service fees on deposit accounts	$1,777	$2,583	$3,567	$6,716

Wire transfer fee income:
Wire transfer fees	$786	$765	$1,489	$1,571
Foreign exchange fees	137	55	278	247
Total wire transfer fees	$923	$820	$1,767	$1,818

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. For the three and six months ended June 30, 2021, the Company recognized net gains on sales of OREO in the amounts of $27 thousand and $13 thousand, respectively. For the three and six ended June 30, 2020, the Company recognized net losses on sale of OREO in the amount of $20 thousand and $81 thousand, respectively.

20.    Subsequent Events
On July 22, 2021, the Board of Directors of the Company approved a new stock repurchase plan that authorizes the Company to repurchase up to $50 million of its common stock. Stock repurchases through the new plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by the Company and in accordance with SEC rules and regulations.
The Company has evaluated the effects of events that have occurred subsequent to June 30, 2021 through the issuance date of these consolidated financial statements. Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

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

GENERAL

We offer a full range of commercial and retail banking loan and deposit products through our wholly-own subsidiary Bank of Hope. We have 53 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, and Alabama. We have loan production offices located in Atlanta, Dallas, Denver, Portland, Seattle, Fremont, and in Southern California. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including real estate loans, commercial business loans, residential mortgage loans, SBA loans, and consumer loans.
Our principal business involves earning interest on loans and investment securities that are funded primarily by customer deposits, wholesale deposits, and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of loans. Our major expenses are the interest we pay on deposits and borrowings, provisions for credit losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending and political changes and events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our business, financial condition, and results of operations.

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
The COVID-19 pandemic has substantially and negatively impacted the United States economy and disrupted global supply chains. In addition, the pandemic has resulted in permanent and temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. Although the United States had seen a decline in new cases of COVID-19 as a result of the vaccination efforts underway, many parts of the world have seen a rise in new cases and new variants of the virus pose a potential risk to overall recovery from the pandemic.
The demand for our products and services has been and may continue to be adversely impacted, which would continue to materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses. Similarly, because of economic volatility and uncertain market conditions, we may be required to recognize impairments on goodwill or impairment on other financial instruments we hold. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, that cannot be predicted, including the continued effectiveness of vaccines, the scope and duration of the pandemic, the impact of the COVID-19 Delta and other new variants, the economic implications of the same, and actions taken by governmental authorities and other third parties in response to the pandemic.

On March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the global pandemic. The CARES Act provided approximately $2.2 trillion in emergency economic relief funds, expanded SBA lending and provided temporary relief of certain modifications from TDR classification. In December 2020, the President signed the Consolidated Appropriations Act of 2021 which included another $900 billion in stimulus relief for the COVID-19 pandemic to provide emergency economic relief funds, further expanded SBA lending with additional funds for SBA PPP, and provided an extension for the relief of certain modifications from TDR classification. We have assisted many of our customers in availing themselves of certain provisions of the CARES Act by providing loan modifications to borrowers consisting of mostly payment deferrals (see “COVID-19 Related Loan Modifications” in the Financial Conditions section of the MD&A for more information). We also funded $480.1 million in SBA PPP loans in 2020 and funded $324.5 million in second round PPP loans during the six months ended June 30, 2021.

At June 30, 2021, all of our regulatory capital ratios for Hope Bancorp and the Bank were in excess of the minimum requirements set by our regulators. While we currently believe that we have sufficient excess capital and liquidity to withstand the economic impact of the COVID-19 pandemic, further economic deterioration or an extended recession could adversely impact our capital and liquidity positions.

Pandemic Response Plan
With the onset of the COVID-19 virus, we activated a Pandemic Response Plan in January 2020, in advance of the declaration of the COVID-19 pandemic. As part of the Pandemic Response Plan, a Pandemic Response Team and a Business Continuity Program Team were formed which closely monitor the COVID-19 situation, identifying issues and developing responses to reduce risks related to COVID-19 to our customers, employees, and communities. As part of our overall efforts to help contain the spread of the virus, we made a number of adjustments in our branch operations and regularly communicate with our staff to keep them apprised of the latest information. The goal of the Pandemic Response Plan is to protect the health of our customers, employees, and communities while continuing to meet the needs of our customers. The Pandemic Response Team and Business Continuity Program Team will continue to monitor the COVID-19 situation and take additional actions in an effort to ensure the safe continued operations of the Bank.

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$140,204	$145,061	$278,497	$311,929
Interest expense	13,627	35,247	29,341	82,824
Net interest income	126,577	109,814	249,156	229,105
Provision for credit losses	(7,000)	17,500	(3,700)	45,500
Net interest income after provision for credit losses	133,577	92,314	252,856	183,605
Noninterest income	11,076	11,240	19,880	24,504
Noninterest expense	73,123	67,030	143,554	139,170
Income before income tax provision	71,530	36,524	129,182	68,939
Income tax provision	17,767	9,771	31,732	16,233
Net income	$53,763	$26,753	$97,450	$52,706
Per Share Data:
Earnings per common share - basic	$0.44	$0.22	$0.79	$0.43
Earnings per common share - diluted	$0.43	$0.22	$0.78	$0.42
Book value per common share (period end)	$16.92	$16.48	$16.92	$16.48
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28
Tangible book value per common share (period end) (1)	$13.10	$12.62	$13.10	$12.62
Number of common shares outstanding (period end)	123,673,832	123,239,276	123,673,832	123,239,276
Weighted average shares - basic	123,592,695	123,200,127	123,459,461	123,747,727
Weighted average shares - diluted	124,323,888	123,430,891	124,334,227	124,054,291
Tangible common equity to tangible assets (1)	9.53%	9.32%	9.53%	9.32%

Average Balance Sheet Data:
Assets	$17,164,893	$16,759,147	$17,140,286	$16,102,977
Securities available for sale	2,253,135	1,750,156	2,260,233	1,731,094
Loans receivable and loans held for sale	13,293,591	12,755,088	13,319,782	12,507,468
Deposits	14,460,491	13,653,065	14,419,176	12,997,544
Stockholders’ equity	2,066,016	2,016,947	2,056,812	2,022,271

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Selected Performance Ratios:
Return on average assets (2)	1.25%	0.64%	1.14%	0.65%
Return on average stockholders’ equity (2)	10.41%	5.31%	9.48%	5.21%
Return on average tangible equity (1) (2)	13.50%	6.94%	12.31%	6.82%
Dividend payout ratio (dividends per share/diluted EPS)	32.38%	64.61%	35.72%	65.90%
Efficiency ratio (3)	53.12%	55.37%	53.36%	54.88%
Net interest spread	2.88%	2.41%	2.84%	2.58%
Net interest margin (4)	3.11%	2.79%	3.09%	3.04%

	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$17,469,627	$17,169,062
Securities available for sale	2,274,170	1,887,604
Loans receivable	13,424,301	12,871,834
Deposits	14,726,230	14,123,532
FHLB advances	200,000	500,000
Convertible notes, net	215,739	201,987
Subordinated debentures	104,762	103,602
Stockholders’ equity	2,092,870	2,030,776

Regulatory Capital Ratios (5)
Leverage capital ratio	10.43%	10.08%
Common equity Tier 1 capital ratio	11.44%	11.50%
Tier 1 risk-based capital ratio	12.14%	12.24%
Total risk-based capital ratio	13.16%	13.23%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.41%	1.26%
Allowance for credit losses to nonaccrual loans	170.67%	196.95%
Allowance for credit losses to nonperforming loans (6)	113.36%	127.79%
Allowance for credit losses to nonperforming assets (7)	103.11%	109.62%
Nonaccrual loans to loans receivable	0.83%	0.64%
Nonperforming loans to loans receivable (6)	1.24%	0.98%
Nonperforming assets to loans receivable and OREO (7)	1.37%	1.14%
Nonperforming assets to total assets (7)	1.05%	0.86%

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

	At June 30,
	2021	2020
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,092,870	$2,030,776
Less: Goodwill and core deposit intangible assets, net	(473,139)	(475,220)
Tangible common equity	$1,619,731	$1,555,556

Total assets	$17,469,627	$17,169,062
Less: Goodwill and core deposit intangible assets, net	(473,139)	(475,220)
Tangible Assets	$16,996,488	$16,693,842

Common shares outstanding	123,673,832	123,239,276

Tangible book value per common share	$13.10	$12.62
Tangible common equity to tangible assets	9.53%	9.32%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$53,763	$26,753	$97,450	$52,706

Average stockholders’ equity	$2,066,016	$2,016,947	$2,056,812	$2,022,271
Less: Average goodwill and core deposit intangible assets, net	(473,445)	(475,534)	(473,702)	(475,793)
Average tangible equity	$1,592,571	$1,541,413	$1,583,110	$1,546,478

Return on average tangible equity (annualized)	13.50%	6.94%	12.31%	6.82%

Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the second quarter of 2021 was $53.8 million, or $0.43 per diluted common share, compared to $26.8 million, or $0.22 per diluted common share, for the same period of 2020, which was an increase of $27.0 million, or 101.0%. The increase in net income was due to a decrease in the provision for credit losses which resulted from the current and projected improvements in the economy from the COVID-19 pandemic in addition to an increase in net interest income.
Net income for the six months ended June 30, 2021 was $97.5 million, or $0.78 per diluted common share, compared to $52.7 million, or $0.42 per diluted share, for the same period of 2020, which was an increase of $44.7 million, or 84.9%. The increase in net income was due to a decrease in provision for credit losses which resulted from the current and projected improvements in the economy from the COVID-19 pandemic in addition to an increase in net interest income.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that were included in net income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Accretion of discounts on purchased performing loans	$366	$658	$1,071	$1,717
Accretion of discounts on PCD loans	2,188	3,046	4,443	12,495
Amortization of premiums on purchased investments in affordable housing partnerships	(74)	(70)	(147)	(141)
Accretion of discounts on assumed subordinated debt	(293)	(284)	(584)	(567)
Amortization of core deposit intangibles	(510)	(532)	(1,019)	(1,063)
Total	$1,677	$2,818	$3,764	$12,441
The annualized return on average assets was 1.25% for the second quarter of 2021 compared to 0.64% for the same period of 2020. The annualized return on average stockholders’ equity was 10.41% for the second quarter of 2021 compared to 5.31% for the same period of 2020. The efficiency ratio was 53.12% for the second quarter of 2021 compared to 55.37% for the same period of 2020.
The annualized return on average assets was 1.14% for the six months ended June 30, 2021 compared to 0.65% for the same period of 2020. The annualized return on average stockholders’ equity was 9.48% for the six months ended June 30, 2021 compared to 5.21% for the same period of 2020. The efficiency ratio was 53.36% for the six months ended June 30, 2021 compared to 54.88% for the same period of 2020.
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
Comparison of Three Months Ended June 30, 2021 with the Three Months Ended June 30, 2020
Net interest income before provision for credit losses was $126.6 million for the second quarter of 2021 compared to $109.8 million for the same period of 2020, an increase of $16.8 million, or 15.3%. The increase in net interest income was due to the reduction in interest expense for the second quarter of 2021 compared to the second quarter of 2020 offset partly by a decrease in interest income.

Interest income for the second quarter of 2021 was $140.2 million, a decrease of $4.9 million, or 3.3%, compared to $145.1 million for the same period of 2020. The decrease in interest income was primarily attributable to the decline in interest rates, which impacted our variable rate loans and the interest rates on new loan originations and a decline in discount accretion income on acquired loans. As a result of the COVID-19 pandemic and its impact on the U.S. economy, the FOMC lowered the target federal funds rate by a total of 1.50% in March 2020 to 0.00%-0.25%. The reduction in interest rates in March 2020 had a large impact on our loan yields and interest income as our variable rate loans repriced to lower interest rates and new loans were originated at lower rates. Interest income on our investment securities also declined due to the repricing of variable rate investments and the sale and pay-down of higher yielding securities in combination with the purchase of lower yielding securities which contributed to the decline in interest income.
Interest expense for the second quarter of 2021 was $13.6 million, a decrease of $21.6 million, or 61.3%, compared to $35.2 million for the same period of 2020. The decrease in interest expense was due to the overall decline in our cost of deposits from the repricing of time deposits to lower rates as well as a reduction in rates on money market and NOW accounts. We reduced our deposit rates in conjunction with the reduction in rates in March 2020 to reduce our cost of deposits and to offset the decline in loan yields. We expect interest expense to continue to decline for the next 1-2 quarters as higher cost time deposits continue to renew to lower rates. Interest expense on FHLB borrowings declined in the second quarter of 2021 compared to the second quarter of 2020 primarily due to the pay-down of FHLB borrowings during the third quarter of 2020. With the adoption of ASU 2020-06, interest expense on our convertible notes declined by $1.0 million for the second quarter of 2021 compared to the second quarter of 2020 due to the reduction in non-cash interest expense as we no longer have a discount portion to amortize.
Comparison of Six Months Ended June 30, 2021 with the Six Months Ended June 30, 2020
Net interest income before provision for credit losses was $249.2 million for the six months ended June 30, 2021 compared to $229.1 million for the same period of 2020, an increase of $20.1 million, or 8.8%. The increase in net interest income was due to the reduction in interest expense for the for the six months ended June 30, 2021 compared to the same period of 2020 offset partly by a decrease in interest income.
Interest income for the six months ended June 30, 2021 was $278.5 million, a decrease of $33.4 million, or 10.7%, compared to $311.9 million for the same period of 2020. The decrease in interest income was primarily attributable to the decline in interest rates, which impacted our variable rate loans and the interest rates on new loan originations.
Interest expense for the six months ended June 30, 2021 was $29.3 million, a decrease of $53.5 million, or 64.6%, compared to $82.8 million for the same period of 2020. The decrease in interest expense was due to the repricing of time deposits to lower rates as well as a reduction in rates on money market and NOW accounts. We expect interest expense to continue to decline in the second half of 2021 as higher cost time deposits continue to renew to lower rates.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the second quarter of 2021 was 3.11%, an increase of 32 basis points from 2.79% for the same period of 2020. Net interest margin for the six months ended June 30, 2021 was 3.09%, an increase of 5 basis points from 3.04% for the for the same period of 2020. The increase in net interest margin for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was due to decreases in cost of interest bearing deposits, FHLB advances, convertible notes and other borrowings and partially offset by an overall decline in yields on loans and securities available for sale as these earning assets were fully impacted by the decline in interest rates in March 2020 for periods in 2021, while only partially impacted for periods in 2020. Cost of interest bearing deposits and other borrowings were also impacted by the rate cut in March 2020 while the reduction in cost of FHLB advances was mostly due to the pay-down of higher rate FHLB advances in the third quarter of 2020 and the reduction in the cost of convertible notes was due to the adoption of ASU 2020-06 at the beginning of 2021.

The weighted average yield on loans decreased to 3.98% for the second quarter of 2021 from 4.23% for the second quarter of 2020. The weighted average yield on loans decreased to 3.96% for the six months ended June 30, 2021 from 4.64% for the six months ended June 30, 2020. The decrease in loan yields for the three and six months ended June 30, 2021 compared to the same periods in 2020 was mostly due to the decrease in interest rates experienced in 2020 and a decline in accretion income on acquired loans. The decrease in interest rates led to a decline in rates on our variable rate loans for new loan originations, which resulted in an overall decline in loan yields. At June 30, 2021, variable interest rate loans made up 40% of the loan portfolio and the remaining 60% of the loan portfolio consisted of loans with fixed interest rates. Fixed rate loans include hybrid loans that had fixed interest rates at the end of the period but will eventually change to a variable interest rate after a certain period of time. For the six months ended June 30, 2021, the average weighted rate on new loan originations was 2.95% compared to 2.86% for the six months ended June 30, 2020. The increase in the average weighted rate on new loan originations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to higher levels of originations of SBA PPP loans for 2020 which all have an interest rate of 1.00%. Excluding SBA PPP loans, the average weighted rate on new loan originations for the six months ended June 30, 2021 was 3.40% compared to 3.77% for the six months ended June 30, 2020.
Discount accretion income on acquired loans was $2.6 million and $5.5 million for the three and six months ended June 30, 2021, respectively, compared to $3.7 million and $14.2 million for the three and six months ended June 30, 2020, respectively. The decline in discount accretion income was primarily due to the payoff of loans during the three and six months ended June 30, 2020 which resulted in additional discount accretion income. There were no significant payoffs of acquired loans during the three or six months ended June 30, 2021.
The weighted average yield on securities available for sale for the second quarter of 2021 was 1.37% compared to 2.27% for the same period of 2020. The weighted average yield on securities available for sale for the six months ended June 30, 2021 was 1.39% compared to 2.38% for the same period of 2020. The change in weighted average yield on securities available for sale for the three and six months ended June 30, 2021 compared to the same periods of 2020 was due to the reduction in interest rates, which impacted our variable rate investments. The decline in yields was also due to fluctuations in the overall investment portfolio yield due to the purchase, sale, pay-downs, and calls/maturities of investment securities during the twelve months ended June 30, 2021.
The weighted average yield on FHLB stock and other investments for the second quarter of 2021 was 0.35% compared to 0.30% for the same period of 2020. The weighted average yield on FHLB stock and other investments for the six months ended June 30, 2021 was 0.38% compared to 0.66% for the same period of 2020. The decrease in weighted average yield on FHLB stock and other investments for the six months ended June 30, 2021 compared to the same period of 2020 was due to the decline in interest rates experienced in 2020. The decline in interest rates led to a decrease in interest earned on interest bearing cash balances at the Federal Reserve, which resulted in a decrease in yield on FHLB stock and other investments.
The weighted average cost of deposits for the second quarter of 2021 was 0.30%, a decrease of 57 basis points from 0.87% for the same period of 2020. The weighted average cost of deposits for the six months ended June 30, 2021 was 0.33%, a decrease of 76 basis points from 1.09% for the same period of 2020. The decline in interest rates experienced in 2020 resulted in a decrease in the weighted average cost of deposits for the three and six months ended June 30, 2021 compared to the same periods of 2020. Management reduced rates on most of its deposit products several times in 2020 in light of the FOMC interest rate cuts and to offset the decline in loan yields.
The weighted average cost of FHLB advances for the second quarter of 2021 was 1.25%, a decrease of 27 basis points from 1.52% for the same period of 2020. The weighted average cost of FHLB advances for the six months ended June 30, 2021 was 1.23%, a decrease of 42 basis points from 1.65% for the same period of 2020. The decrease in cost of FHLB advances for the three and six months ended June 30, 2021 compared to the same periods of 2020 was due to higher rate FHLB advances that were prepaid early before maturity during the third quarter of 2020 combined with an overall decline in FHLB borrowing rates as a result of the decline in interest rates.
The weighted average cost of our convertible notes was 2.43% and 2.44% for the three and six months ended June 30, 2021, respectively, compared to 4.64% for the three and six months ended June 30, 2020. The cost of our convertible notes for periods in 2021 consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost. The cost of our convertible notes for the three and six months ended June 30, 2020 also included non-cash interest expense from the amortization of the convertible notes discount. On January 1, 2021, we early adopted ASU 2020-06, which eliminated the discount on our convertible notes and reduced interest expense for the three and six months ended June 30, 2021 by approximately $1.0 million and $2.1 million, respectively, compared to the three and six months ended June 30, 2020.

The weighted average cost of other borrowings (subordinated debentures) for the second quarter of 2021 was 3.84%, a decrease of 93 basis points from 4.77% for the same period of 2020. The weighted average cost of other borrowings for the six months ended June 30, 2021 was 3.87%, a decrease of 145 basis points from 5.32% for the same period of 2020. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate. The decline in the three month LIBOR rate for the three and six months ended June 30, 2021 compared to the same periods in 2020 resulted in a decline in the weighted average cost of other borrowings.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,293,591	$131,823	3.98%	$12,755,088	$134,190	4.23%
Securities available for sale(3)	2,253,135	7,713	1.37%	1,750,156	9,891	2.27%
FHLB stock and other investments	759,182	668	0.35%	1,317,049	980	0.30%
Total interest earning assets	16,305,908	140,204	3.45%	15,822,293	145,061	3.69%
Total noninterest earning assets	858,985			936,854
Total assets	$17,164,893			$16,759,147

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$5,484,047	$5,909	0.43%	$4,903,786	$7,563	0.62%
Savings	308,530	887	1.15%	284,050	862	1.22%
Time deposits	3,222,457	3,900	0.49%	4,954,446	21,026	1.71%
Total interest bearing deposits	9,015,034	10,696	0.48%	10,142,282	29,451	1.17%
FHLB advances	202,198	631	1.25%	593,407	2,238	1.52%
Convertible notes, net	215,599	1,323	2.43%	201,169	2,358	4.64%
Other borrowings, net	100,701	977	3.84%	99,534	1,200	4.77%
Total interest bearing liabilities	9,533,532	13,627	0.57%	11,036,392	35,247	1.28%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,445,457			3,510,783
Other liabilities	119,888			195,025
Stockholders’ equity	2,066,016			2,016,947
Total liabilities and stockholders’ equity	$17,164,893			$16,759,147

Net interest income/net interest spread		$126,577	2.88%		$109,814	2.41%
Net interest margin			3.11%			2.79%
Cost of deposits			0.30%			0.87%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees
(2)Average balances of loans consist of loans receivable and loans held for sale
(3)Interest income and yields are not presented on a tax-equivalent basis

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,319,782	$261,559	3.96%	$12,507,468	$288,420	4.64%
Securities available for sale(3)	2,260,233	15,628	1.39%	1,731,094	20,500	2.38%
FHLB stock and other investments	700,115	1,310	0.38%	918,179	3,009	0.66%
Total interest earning assets	16,280,130	278,497	3.45%	15,156,741	311,929	4.14%
Total noninterest earning assets	860,156			946,236
Total assets	$17,140,286			$16,102,977

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$5,370,941	$11,399	0.43%	$4,554,096	$22,443	0.99%
Savings	304,877	1,757	1.16%	279,063	1,670	1.20%
Time deposits	3,493,278	10,310	0.60%	4,927,425	46,451	1.90%
Total interest bearing deposits	9,169,096	23,466	0.52%	9,760,584	70,564	1.45%
FHLB advances	209,006	1,273	1.23%	594,148	4,885	1.65%
Convertible notes, net	215,302	2,645	2.44%	200,565	4,704	4.64%
Other borrowings, net	100,547	1,957	3.87%	99,393	2,671	5.32%
Total interest bearing liabilities	9,693,951	29,341	0.61%	10,654,690	82,824	1.56%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,250,080			3,236,960
Other liabilities	139,443			189,056
Stockholders’ equity	2,056,812			2,022,271
Total liabilities and stockholders’ equity	$17,140,286			$16,102,977

Net interest income/net interest spread		$249,156	2.84%		$229,105	2.58%
Net interest margin			3.09%			3.04%
Cost of deposits			0.33%			1.09%

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

	Three Months Ended June 30, 2021 over June 30, 2020
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(2,367)	$(8,059)	$5,692
Securities available for sale	(2,178)	(4,565)	2,387
FHLB stock and other investments	(312)	155	(467)
Total interest income	$(4,857)	$(12,469)	$7,612
INTEREST EXPENSE:
Demand, interest bearing	$(1,654)	$(2,481)	$827
Savings	25	(48)	73
Time deposits	(17,126)	(11,505)	(5,621)
FHLB advances	(1,607)	(337)	(1,270)
Convertible notes, net	(1,035)	(1,190)	155
Other borrowings, net	(223)	(237)	14
Total interest expense	$(21,620)	$(15,798)	$(5,822)
NET INTEREST INCOME	$16,763	$3,329	$13,434

	Six Months Ended June 30, 2021 over June 30, 2020
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(26,861)	$(44,455)	$17,594
Securities available for sale	(4,872)	(9,997)	5,125
FHLB stock and other investments	(1,699)	(1,092)	(607)
Total interest income	$(33,432)	$(55,544)	$22,112
INTEREST EXPENSE:
Demand, interest bearing	$(11,044)	$(14,496)	$3,452
Savings	87	(60)	147
Time deposits	(36,141)	(25,376)	(10,765)
FHLB advances	(3,612)	(1,026)	(2,586)
Convertible notes, net	(2,059)	(2,369)	310
Other borrowings, net	(714)	(743)	29
Total interest expense	$(53,483)	$(44,070)	$(9,413)
NET INTEREST INCOME	$20,051	$(11,474)	$31,525

Provision for Credit Losses
The provision for credit losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The provision for credit losses for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that, in our judgment, is adequate to absorb probable lifetime losses inherent in our loan portfolio. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses; however, actual credit losses may vary in material respects from current estimates. If the allowance for credit losses is inadequate, we may be required to record additional provision, which may have a material and adverse effect on our business, financial condition, and results of operations.
The negative provision for credit losses for the second quarter of 2021 was $7.0 million, a decrease of $24.5 million from $17.5 million of provision for credit losses for the same period of the prior year. The negative provision for credit losses for the six months ended June 30, 2021 was $3.7 million, a decrease of $49.2 million from $45.5 million of provision for credit losses for the same period of the prior year. The overall decrease in provision for credit losses for periods in 2021 compared to periods in 2020 was due to the economic recovery and improved economic forecasts for periods in 2021 compared to periods in 2020. In 2020, due to the COVID-19 pandemic, we recorded additional reserves to reflect the economic decline that impacted the global economy, including additional risks associated with the large amount of loans that were modified as a result of the hardships experienced by borrowers due to the effects of the COVID-19 pandemic. The balance of loans modified due to COVID-19 was approximately 24.2% of the total portfolio as of June 30, 2020, but has declined significantly to approximately 2.4% of the total loan portfolio as of June 30, 2021. The decline in COVID-19 modified loans and overall reduction of credit risk in our loan portfolio also contributed to the decline in provision for credit losses for periods in 2021 compared to periods in 2020.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, swap fee income, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the second quarter of 2021 was $11.1 million compared to $11.2 million for the second quarter of 2020, a decrease of $164 thousand or 1.5%. Noninterest income for the six months ended June 30, 2021 was $19.9 million compared to $24.5 million for the six months ended June 30, 2020, a decrease of $4.6 million, or 18.9%.
Noninterest income by category is summarized in the table below:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,777	$2,583	$(806)	(31.2)%
International service fees	795	667	128	19.2%
Loan servicing fees, net	934	1,106	(172)	(15.6)%
Wire transfer fees	923	820	103	12.6%
Swap fees	165	1,040	(875)	(84.1)%
Net gains on sales of SBA loans	2,375	—	2,375	100.0%
Net gains on sales of other loans	1,028	1,678	(650)	(38.7)%
Other income and fees	3,079	3,346	(267)	(8.0)%
Total noninterest income	$11,076	$11,240	$(164)	(1.5)%

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,567	$6,716	$(3,149)	(46.9)%
International service fees	1,636	1,456	180	12.4%
Loan servicing fees, net	1,978	1,471	507	34.5%
Wire transfer fees	1,767	1,818	(51)	(2.8)%
Swap fees	232	2,016	(1,784)	(88.5)%
Net gains on sales of SBA loans	2,375	—	2,375	100.0%
Net gains on sales of other loans	3,124	3,533	(409)	(11.6)%
Other income and fees	5,201	7,494	(2,293)	(30.6)%
Total noninterest income	$19,880	$24,504	$(4,624)	(18.9)%

Total noninterest income for the second quarter of 2021 remained largely unchanged compared to the second quarter of 2020 due to decreases in service charges on deposits, swap fee income and gains on sales of other loans offset mostly by net gains on sale of SBA loans. The decrease in noninterest income for the six months ended June 30, 2021 compared to the same period of the prior year was due to decreases in service charges on deposits, swap fee income and other income and fees partially offset by gains on sale of SBA loans.

The decrease in service fees on deposit accounts for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was due to a decrease in customer analysis fees and non-sufficient funds fees collected on deposit accounts. Customer analysis fees declined by $724 thousand and $1.9 million, respectively, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 due to our risk management decision to discontinue our relationships with customers in the check cashing industry. Non-sufficient fee charges increased $57 thousand for the second quarter of 2021 compared to the second quarter of 2020 but declined by $901 thousand for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Due to the COVID-19 pandemic and social distancing and related restrictions, deposit activity for the six months ended June 30, 2021 was greatly reduced compared to the six months ended June 30, 2020. As a result, demand deposit account transactions declined which negatively impacted the amount of non-sufficient fees earned.
International service fees remained largely unchanged for the three and six months ended June 30, 2021 compared to the same periods of 2020. International service fees are earned from trade finance loans. Trade finance loans decreased to $108.2 million at June 30, 2021 from $109.5 million at June 30, 2020.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on many of the loans that we choose to sell. The decrease in loan servicing fees, net for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due to an increase in payoff of serviced loans for 2021 compared to 2020 while the increase in loan servicing fees, net for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to a reduction in payoffs of serviced loans. The payoff of serviced loans results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
Wire transfer fees increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to an increase in demand deposit accounts which has led to an increase in wire activity. Wire transfer fees for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 remained largely unchanged.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions have decreased in 2021 which has resulted in a decrease in swap fee income for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.
During the fourth quarter of 2018, we stopped the practice of regularly selling the guaranteed portion of SBA loans due to the reduction in premium rates paid in the secondary market. However, recently premiums paid for SBA guaranteed loans has increased significantly due to the low interest rate environment and increased liquidity held by banks and other financial institutions. As a result, we decided to return to the practice of regularly selling SBA guaranteed loans. During the second quarter of 2021, we sold $30.0 million in SBA guaranteed loans and recorded $2.4 million in net gains on sales of SBA loans. The SBA loans that we sold were all seasoned loans that were originated in 2018 and 2019. We chose to focus on selling seasoned loans first as these loans have higher prepayment risk compared to newly originated loans. We did not have any net gains on sales of SBA loans in 2020.
Net gains on sales of other loans represents net gains from the sale of residential mortgage loans. Residential mortgage loans sold during the second quarter of 2021 totaled $42.6 million compared to $67.4 million sold during the second quarter of 2020. Residential mortgage loans sold during the six months ended June 30, 2021 totaled $110.5 million compared to $141.2 million for the six months ended June 30, 2020. The decrease in net gains on sales of other loans for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was due to a decrease in residential mortgage loans sold for periods in 2021 compared to periods in 2020.
Other income and fees include income from bank owned life insurance, recoveries on acquired loans that were fully charged-off at acquisition, debit card/credit card fee income, fair value changes on our derivatives and equity investments, and other miscellaneous income. Other income and fees decreased for the three and six months ended June 30, 2021 compared to the same periods of 2020 due largely to the decline in recoveries on acquired loans that were fully charged-off at acquisition and declines in the fair value of our mortgage derivatives.

Noninterest Expense
Noninterest expense for the second quarter of 2021 was $73.1 million, an increase of $6.1 million, or 9.1%, from $67.0 million for the second quarter of 2020. Noninterest expense for the six months ended June 30, 2020 was $143.6 million, an increase of $4.4 million, or 3.2%, from $139.2 million for the six months ended June 30, 2020.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$42,309	$38,850	$3,459	8.9%
Occupancy	7,067	7,043	24	0.3%
Furniture and equipment	4,822	4,654	168	3.6%
Advertising and marketing	2,097	1,315	782	59.5%
Data processing and communications	2,411	2,274	137	6.0%
Professional fees	4,395	1,510	2,885	191.1%
Investments in affordable housing partnership expenses	2,952	2,873	79	2.7%
FDIC assessments	1,284	1,652	(368)	(22.3)%
Credit related expenses	43	1,361	(1,318)	(96.8)%
OREO expense, net	298	1,338	(1,040)	(77.7)%
Software impairment	2,146	—	2,146	100.0%
Other	3,299	4,160	(861)	(20.7)%
Total noninterest expense	$73,123	$67,030	$6,093	9.1%

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$83,525	$81,352	$2,173	2.7%
Occupancy	14,034	14,453	(419)	(2.9)%
Furniture and equipment	9,008	8,913	95	1.1%
Advertising and marketing	3,722	2,988	734	24.6%
Data processing and communications	5,148	4,905	243	5.0%
Professional fees	7,298	4,810	2,488	51.7%
Investments in affordable housing partnership expenses	5,654	5,424	230	4.2%
FDIC assessments	2,539	3,211	(672)	(20.9)%
Credit related expenses	2,261	3,023	(762)	(25.2)%
OREO expense, net	579	2,181	(1,602)	(73.5)%
Software impairment	2,146	—	2,146	100.0%
Other	7,640	7,910	(270)	(3.4)%
Total noninterest expense	$143,554	$139,170	$4,384	3.2%
The increase in noninterest expense for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was due primarily to an increase in salaries and employee benefits, professional fees, and software impairment offset partially by declines in OREO expense, net and credit related expenses.

Salaries and employee benefits expense increased $3.5 million for the second quarter of 2021 compared to the same period in 2020 and increased $2.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in salaries and benefits for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was due to a decrease in payroll related origination costs and an increase in salaries from our employees annual merit increases effective at the beginning of second quarter. SBA PPP loan origination costs initially reduces salaries and benefits and is subsequently amortized through the life of the loans as a reduction to interest income. The decrease in payroll origination costs was primarily due to the decline in origination costs related to SBA PPP loans. For the three and six months ended June 30, 2021, we began utilizing a third party loan on-boarding platform for SBA PPP loans which resulted in a quicker and more efficient underwriting process thereby reducing overall loan origination costs compared to the three and six months June 30, 2020. The number of full-time equivalent employees decreased from 1,474 at June 30, 2020 to 1,438 at June 30, 2021.
Advertising and marketing expense increased $782 thousand for the second quarter of 2021 compared to the same period in 2020 and increased $734 thousand for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in advertising and marketing expense reflects additional fees for the sponsorship of the Ladies Professional Golf Association (“LPGA”) Founders Cup. In 2017, we began our annual sponsorship of the LGPA’s Founders Cup, but chose not to sponsor the event in 2020. However, in 2021, we chose to again become the main sponsor for the Founders Cup event.
Professional fees increased by $2.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and increased $2.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in professional fees was due to higher legal expenses related to litigation fees paid to attorneys.
We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall effective tax rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and six months ended June 30, 2021, total tax credits related to our investment in affordable housing partnerships was approximately $2.6 million and $5.2 million, respectively. The balance of investments in affordable housing partnerships decreased from $77.2 million at June 30, 2020 to $63.8 million at June 30, 2021.
The FDIC assessment expenses or premiums utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and on other financial measures. The decrease in FDIC assessment fees for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was due to a decline in assessment fees adjustments related to the balance of brokered deposits. The decline in brokered deposit balances at June 30, 2021 compared to June 30, 2020 resulted in a decline in FDIC assessment adjustments to account for the reduction of risk that results from a lower percentage of brokered deposits.
Credit related expense decreased $1.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due largely to a decrease in expenses related to loan collections. For the six months ended June 30, 2021, credit related expenses decreased $762 thousand compared to the six months ended June 30, 2020 due to decreases in provision for off balance sheet loan commitments and loan collection expenses which were offset partially by an increase in provision for loan accrued interest receivables. Provision for loan accrued interest receivables for the three and six months ended June 30, 2021 totaled $0 and $600 thousand, respectively, compared to no provision for the three and six months ended June 30, 2020. Provision for off balance sheet loan commitments for the three and six months ended June 30, 2021 totaled $0 and $105 thousand, respectively, compared to $50 thousand and $660 thousand, respectively, for the three and six months ended June 30, 2020.
OREO expense, net experienced a decrease of $1.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and decreased $1.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decreases in OREO expense, net for periods in 2021 compared to periods in 2020 was due to a decrease in OREO valuation allowance expenses.
We recorded a one-time $2.1 million impairment during the second quarter of 2021 related to the disposition of a licensed compliance related software platform. Management decided to utilize a different platform and therefore the remaining carrying balance for the unused software was fully written off.
Other noninterest expense for the three and six months ended June 30, 2021 decreased by $861 thousand and $270 thousand, respectively, compared to the three and six months ended June 30, 2020 due to decreases in various expense items.

Provision for Income Taxes
Income tax provision expense was $17.8 million and $9.8 million for the three months ended June 30, 2021 and 2020, respectively. The effective income tax rates were 24.84% and 26.75% for the three months ended June 30, 2021 and 2020, respectively. Income tax provision expense for the six months ended June 30, 2021 and 2020 was $31.7 million and $16.2 million, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 24.56% and 23.55%, respectively. The increase in effective tax rate for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to affordable housing partnership investment tax credits benefit having a lower effect on larger annual projected pre-tax book income.

Financial Condition
At June 30, 2021, our total assets were $17.47 billion, an increase of $363.0 million, or 2.1%, from $17.11 billion at December 31, 2020. The increase in total assets was due to the increase in cash and cash equivalents partially offset by a decline in loan receivable during the six months ended June 30, 2021.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investment without readily determinable fair values. Equity investments at June 30, 2021 totaled $59.0 million, a decrease of $667 thousand, or 1.1%, from $59.7 million at December 31, 2020.
At June 30, 2021 and December 31, 2020, total equity investments with readily determinable fair values totaled $27.2 million and $27.6 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $31.8 million and $32.1 million in equity investments without readily determinable fair values as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, equity investments without readily determinable fair values included $30.5 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the six months ended June 30, 2021 and 2020.
Investment Securities Portfolio
At June 30, 2021, we had $2.27 billion in available for sale securities compared to $2.29 billion at December 31, 2020. The net unrealized gain on the available for sale securities at June 30, 2021 was $19.6 million compared to a net unrealized gain on securities of $46.2 million at December 31, 2020. The change in unrealized gain on investment securities from December 31, 2020 to June 30, 2021 was due to an increase in treasury rates.
During the six months ended June 30, 2021, $422.7 million in investment securities were purchased and $397.1 million in investment securities were paid down. For the six months ended June 30, 2021, there were no investment securities that matured, were called or sold.
We performed an analysis on our investment portfolio in unrealized loss positions as of June 30, 2021 and December 31, 2020 and determined that an allowance for credit losses was not required. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined to have zero loss expectation. At June 30, 2021, we also had four asset-back securities, three corporate securities, and five municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss position. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuer, high bond ratings, and because we still expect full payment of principal and interest.
Investments in Affordable Housing Partnerships
At June 30, 2021, we had $63.8 million in investments in affordable housing partnerships compared to $69.5 million at December 31, 2020. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the six months ended June 30, 2021. Commitments to fund investments in affordable housing partnerships totaled $10.7 million at June 30, 2021 compared to $15.1 million at December 31, 2020. The decline in commitments to fund investments in affordable housing partnerships during the six months ended June 30, 2021 was due to cash contributions, which reduced the remaining commitment balances.

Loan Portfolio
At June 30, 2021, loans receivable totaled $13.42 billion, a decrease of $138.9 million from $13.56 billion at December 31, 2020. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$61,360	—%	$54,795	—%
Commercial	8,518,115	64%	8,425,959	63%
Construction	252,801	2%	291,380	2%
Total real estate loans	8,832,276	66%	8,772,134	65%
Commercial business	4,001,423	30%	4,157,787	31%
Residential mortgage	543,622	4%	582,232	4%
Consumer and other	46,980	—%	51,060	—%
Total loans receivable, net of deferred costs and fees	13,424,301	100%	13,563,213	100%
Allowance for credit losses	(189,452)		(206,741)
Loans receivable, net of allowance for credit losses	$13,234,849		$13,356,472
Our total loans decreased from December 31, 2020 to June 30, 2021 largely due to a decrease in commercial business loans during the six months ended June 30, 2021. Commercial business loans decreased $156.4 million from December 31, 2020 to June 30, 2021. The decrease in commercial business loans was largely due to the decrease in warehouse lines of credit from $1.01 billion at December 31, 2020 to $725.2 million at June 30, 2021 and the forgiveness of $193.5 million in SBA PPP loans during the six months ended June 30, 2021. The declines in commercial business loans were partially offset by the origination of $324.5 million in SBA PPP loans during the first half of 2021. The net decrease in commercial business loans was partially offset by an increase in commercial real estate loans of $92.2 million. During the second quarter of 2021, we sold $119.3 million in hotel/motel loans with elevated credit risk. This decline was offset by record commercial real estate originations of $831.0 million during the first half of 2021 which resulted in an overall increase in commercial real estate loans and we also purchased of $98.3 million in residential mortgage loans during the second quarter of 2021.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$2,483,026	$2,137,178
Standby letters of credit	115,629	108,834
Other commercial letters of credit	55,609	40,508
Total	$2,654,264	$2,286,520

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $183.7 million at June 30, 2021 compared to $143.3 million at December 31, 2020. The ratio of nonperforming assets to loans receivable and OREO was 1.37% at June 30, 2021 and 1.06% at December 31, 2020.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans (1)	$111,008	$85,238
Loans 90 days or more days past due, still accruing	4,759	614
Accruing restructured loans	51,360	37,354
Total nonperforming loans	167,127	123,206
OREO	16,619	20,121
Total nonperforming assets	$183,746	$143,327

Nonperforming loans to loans receivable	1.24%	0.91%
Nonperforming assets to loans receivable and OREO	1.37%	1.06%
Nonperforming assets to total assets	1.05%	0.84%
Allowance for credit losses to nonperforming loans	113.36%	167.80%
Allowance for credit losses to nonperforming assets	103.11%	144.24%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $23.6 million as of June 30, 2021 and $26.5 million as of December 31, 2020.

Allowance for Credit Losses
On January 1, 2020 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL, which significantly changed the credit losses estimation model for loans and investments. On January 1, 2020, we recorded a $26.2 million day 1 CECL adjustment as a result of adopting the new standard.
The allowance for credit losses (“ACL”) was $189.5 million at June 30, 2021 compared to allowance for credit losses of $206.7 million at December 31, 2020. The ACL was 1.41% and 1.52% of loans receivable at June 30, 2021 and December 31, 2020, respectively. The ACL to loans receivable ratio does not include non-credit related discount on acquired loans. Total discount on acquired loans at June 30, 2021 and December 31, 2020 totaled $17.5 million and $23.3 million, respectively. ACL on individually evaluated loans increased to $30.6 million at June 30, 2021 from $7.3 million at December 31, 2020. The increase in ACL for individually evaluated loans was primarily due to one large commercial real estate loan which had an ACL of $21.6 million as of June 30, 2021.

The following table reflects our allocation of the ACL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Credit Losses
	June 30, 2021		March 31, 2021		December 31, 2020
	Allowance for Credit Losses	Percent of Allowance to Loans Receivable	Allowance for Credit Losses	Percent of Allowance to Loans Receivable	Allowance for Credit Losses	Percent of Allowance to Loans Receivable
	(Dollars in thousands)
Loan Type
Real estate – residential	$330	0.54%	$267	0.51%	$391	0.71%
Real estate – commercial	153,266	1.80%	160,376	1.89%	159,527	1.89%
Real estate – construction	1,657	0.66%	1,664	0.62%	2,278	0.78%
Commercial business	29,500	0.74%	41,860	0.96%	39,155	0.94%
Residential mortgage	3,612	0.66%	2,735	0.55%	4,227	0.73%
Consumer and other	1,087	2.31%	1,041	2.37%	1,163	2.28%
Total	$189,452	1.41%	$207,943	1.52%	$206,741	1.52%
__________________________________
*    Held-for-sale loans of $54.2 million and $17.7 million at June 30, 2021 and December 31, 2020, respectively, were excluded.

ACL coverage ratio for all loan segments declined as of June 30, 2021 compared to December 31, 2020 except for consumer and other loans. The decrease in ACL coverage ratio for these loan types was due to a much stronger economic recovery from the COVID-19 pandemic in the forecast scenario selected for the ACL calculation. The improved forecast had a large positive impact on these loans which resulted in a reduction in required ACL.
The coverage ratio for real estate-commercial loans changed from 1.89% at December 31, 2020 to 1.80% at June 30, 2021 due to improvements in projected forecasts and also due to the sale of $119.3 million of hotel/motel loans. Although the ACL for real estate-commercial loans was also impacted by improvements in the projected forecasts, the improvements were partially offset by additional ACL required due to declines in credit quality, particularly the increase in real estate-commercial nonaccrual loans and criticized loans during the first half of 2021. ACL on commercial business loans experienced a decrease ACL coverage at June 30, 2021 compared to December 31, 2020, also due to improved economic forecasts. Most of the consumer and other loans ACL is allocated to our credit card portfolio and the allocated ACL did not significantly change from December 31, 2020 to June 30, 2021.
Commercial business loans at June 30, 2021, includes $568.8 million in SBA PPP loans which have no associated ACL as the loans are fully guaranteed by the government. The ACL coverage ratio excluding SBA PPP loans at June 30, 2021 was 1.47% compared to 1.58% at December 31, 2020.
The decrease in total ACL as of June 30, 2021 compared to December 31, 2020 due to improving economic forecasts was partially offset by the increase in reserves for individually evaluated loans which increased from $7.3 million at December 31, 2020 to $30.6 million at June 30, 2021. The increase in ACL for individually evaluated loans was due to the increase in ACL of a large real estate loan in 2021. The change of this loan from being collectively evaluated to individually evaluated resulted in additional ACL of approximately $21.6 million. The allowance requirement for loans evaluated on a collective basis declined to $158.9 million at June 30, 2021 compared to $199.4 million at December 31, 2020 due to the projected improvement in economic recovery estimated by the forecast scenario utilized in our allowance calculation.

The following table shows the provisions (credit) for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
LOANS:
Average loans	$13,269,540	$12,744,049	$13,298,775	$12,491,552
Loans receivable	$13,424,301	$12,871,834	$13,424,301	$12,871,834

ALLOWANCE:
Balance, beginning of period	$207,943	$144,923	$206,741	$94,144
Less loan charge offs:
Real estate – commercial	(12,172)	(174)	(14,990)	(2,571)
Commercial business	(572)	(459)	(1,182)	(3,494)
Consumer and other	(48)	(271)	(141)	(796)
Total loan charge offs	(12,792)	(904)	(16,313)	(6,861)
Plus loan recoveries:
Real estate – commercial	891	25	1,475	192
Commercial business	391	220	1,081	2,579
Consumer and other	19	7	168	17
Total loans recoveries	1,301	252	2,724	2,788
Net loan charge offs	(11,491)	(652)	(13,589)	(4,073)
CECL day 1 adoption impact	—	—	—	26,200
Provision (credit) for credit losses	(7,000)	17,500	(3,700)	45,500
Balance, end of period	$189,452	$161,771	$189,452	$161,771

Net loan charge offs to average loans*	0.35%	0.02%	0.20%	0.07%
Allowance for credit losses to loans receivable at end of period	1.41%	1.26%	1.41%	1.26%
Net loan charge offs to allowance for credit losses*	24.26%	1.61%	14.35%	5.04%
Net loan charge offs to provision (credit) for credit losses	(164.16)%	3.73%	(367.27)%	8.95%

__________________________________
*    Annualized
We believe the ACL as of June 30, 2021 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. Among other things, if the effects of the COVID-19 pandemic are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts, which could have a material and adverse effect on our financial condition and results of operations.

COVID-19 Related Loan Modifications
During the first quarter of 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently many of those requests for modifications were granted during the second quarter of 2020 in accordance with the guidelines of the CARES Act. Many of these modifications had deferral periods that expired in 2020 but some customers were granted a second modification. As of June 30, 2021, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $318.7 million, which represented approximately 2.4% of our total loan portfolio, a decline from 10.2% total modifications at December 31, 2020 and 6.9% total modifications at March 31, 2021. Generally, we have not provided additional modifications under the CARES Act since the end of 2020. Based on our COVID-19 modifications expiration schedule, we expect active modifications to decrease to less than 1 percent of total loans by the third quarter of 2021.
The following table presents total COVID-19 related modifications by loan type as of June 30, 2021:

	COVID-19 Modifications
	June 30, 2021
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$228	$61,360	0.4%	$—
Real estate – commercial
Retail	74,219	2,342,140	3.2%	3,213
Hotel & motel	113,199	1,425,705	7.9%	1,235
Gas station & car wash	—	943,820	0.0%	—
Mixed use	23,416	763,063	3.1%	339
Industrial & warehouse	3,779	1,129,184	0.3%	87
Other	54,552	1,914,203	2.8%	492
Real estate – construction	—	252,801	0.0%	—
Commercial business	11,938	4,001,423	0.3%	106
Residential mortgage	36,350	543,622	6.7%	1,558
Consumer and other	972	46,980	2.1%	33
Total	$318,653	$13,424,301	2.4%	$7,063

	COVID-19 Modifications
	December 31, 2020
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$1,099	$54,795	2.0%	$42
Real estate – commercial
Retail	288,154	2,280,297	12.6%	5,046
Hotel & motel	720,420	1,615,019	44.6%	14,200
Gas station & car wash	11,282	889,165	1.3%	262
Mixed use	77,436	694,227	11.2%	1,811
Industrial & warehouse	29,842	1,084,840	2.8%	560
Other	115,428	1,862,411	6.2%	1,636
Real estate – construction	62,068	291,380	21.3%	1,146
Commercial business	37,925	4,157,787	0.9%	154
Residential mortgage	35,744	582,232	6.1%	466
Consumer and other	763	51,060	1.5%	41
Total	$1,380,161	$13,563,213	10.2%	$25,364

Commercial real estate loans secured by hotel/motel and retail properties represent over half of our remaining COVID-19 modifications representing 36% and 23% of total COVID-19 modifications, respectively. Our hotel/motel loan portfolio consists mostly of limited services facilities, which were less impacted by the pandemic compared to destination hotel properties. The majority of our hotel/motel loans are secured with personal guarantees. Modified loans secured by retail properties consist mostly of strip mall type properties anchored by grocery markets with tenants of these properties made up of largely service oriented businesses. Many of these businesses are now operating again without as many restrictions that were initially put into place to prevent the spread the COVID-19 virus. The balance of remaining COVID-19 modifications for loans secured by hotel/motel and retail properties has declined significantly in recent quarters and is expected to decline further in the second half of 2021.
In accordance with the CARES Act and interagency guidance, qualifying modifications provide banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. As of June 30, 2021, loans modified under Section 4013 of the CARES Act and interagency guidance were not included as TDRs unless the loans were previously classified as TDR prior to the modification. When a loan is no longer modified under the CARES Act, the option to temporarily suspend certain requirements under U.S. GAAP no longer apply.
At June 30, 2021, we had $47.1 million in loan accrued interest receivables compared to $54.6 million at December 31, 2020. Total accrued interest receivables related to loans modified due to COVID-19 totaled $7.1 million at June 30, 2021 compared to $25.4 million at December 31, 2020. At June 30, 2021, we had $751 thousand in recorded ACL for accrued interest receivables that relate to COVID-19 loan deferrals. The ACL on accrued interest receivables was calculated by applying the same loss rate on COVID-19 modified loans from our CECL calculation to the related accrued interest balances by loan type as of June 30, 2021.
OREO
At June 30, 2021, OREO, net totaled $16.6 million, a decrease of $3.5 million compared to $20.1 million at December 31, 2020. During the six months ended June 30, 2021, there were no loans transferred to OREO and we sold three OREO with total carrying balance of $2.1 million. OREO are presented on the balance sheet net of OREO valuation allowances. OREO valuation allowance at June 30, 2021 totaled $4.5 million compared to $4.7 million at December 31, 2020.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At June 30, 2021, deposits increased $392.3 million, or 2.7%, to $14.73 billion from $14.33 billion at December 31, 2020. The increase in deposits was primarily due to increases in demand deposits and money market and NOW accounts offset partially by a decrease in time deposits. Demand deposits increased $823.9 million during the six months ended June 30, 2021 due to an increase in retail deposits.
At June 30, 2021, 38.3% of total deposits were noninterest bearing demand deposits, 20.4% were time deposits, and 41.3% were interest bearing demand and savings deposits. At December 31, 2020, 33.6% of total deposits were noninterest bearing demand deposits, 27.8% were time deposits, and 38.6% were interest bearing demand and savings deposits.
At June 30, 2021, we had $378.5 million in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.14 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2020. The California State Treasurer time deposits at June 30, 2021 had original maturities of three months, had a weighted average interest rate of 0.10%, and were collateralized with securities with total fair value of $350.7 million. Time deposits of more than $250 thousand at June 30, 2021 totaled $1.58 billion compared to $1.85 billion at December 31, 2020.
The following is a schedule of certificates of deposit maturities as of June 30, 2021:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,248,768	42%
Over three months through six months	530,991	17%
Over six months through nine months	570,155	19%
Over nine months through twelve months	595,221	20%
Over twelve months	47,632	2%
Total time deposits	$2,992,767	100%

FHLB Advances and Other Borrowings
We utilize FHLB advances as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At June 30, 2021, FHLB advances totaled $200.0 million and had an average weighted remaining maturity of 0.8 years compared to $250.0 million in FHLB advances with an average weighted remaining maturity of 0.8 years at December 31, 2020.
We did not have federal funds purchased at June 30, 2021 and December 31, 2020.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $104.8 million at June 30, 2021 and $104.2 million at December 31, 2020. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at June 30, 2021 was $215.7 million, net of $1.8 million in uncapitalized issuance costs. At December 31, 2020, the net carrying balance of convertible notes was $204.6 million, net of $12.9 million in discounts and issuance costs. The increase in convertible notes from December 31, 2020 to June 30, 2021 was due to the early adoption of ASU 2020-06 on January 1, 2021. With the adoption of the ASU 2020-06, the convertible notes are accounted for entire as debt and no longer has a discount or equity portion. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Off-Balance-Sheet Activities and Contractual Obligations
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
Total stockholders’ equity was $2.09 billion at June 30, 2021 and $2.05 billion at December 31, 2020. During the six months ended June 30, 2021, shareholders’ equity increased by $39.1 million due to increases in net income earned of $97.5 million and from $10.7 million adjustment to beginning retained earnings upon early adoption of ASU 2020-06 offset partially by decreases in other comprehensive income of $17.7 million, dividends paid of $34.6 million and additional paid-in capital of $16.8 million. The $16.8 million adjustment to additional paid-in capital during the six months ended June 30, 2021 included $1.5 million in stock based compensation and was fully offset by a $18.3 million decrease to reverse the equity portion of our convertible notes, net of taxes upon the adoption of ASU 2020-06.
On July 22, 2021, our Board of Directors approved a new stock repurchase plan that authorizes management to repurchase up to $50 million of common stock. Stock repurchases through the new plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations.
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
At June 30, 2021, our common equity Tier 1 capital was $1.64 billion compared to $1.57 billion at December 31, 2020. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and includes our trust preferred securities, was $1.74 billion at June 30, 2021 and $1.67 billion at December 31, 2020. At June 30, 2021, the common equity Tier 1 capital ratio was 11.44%. The total capital to risk-weighted assets ratio was 13.16% and the Tier 1 capital to risk-weighted assets ratio was 12.14%. The Tier 1 leverage capital ratio at June 30, 2021 was 10.43%.

At June 30, 2021 and December 31, 2020, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below.

	As of June 30, 2021
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,642,492	11.44%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,888,996	13.16%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,743,353	12.14%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,743,353	10.43%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,932,546	13.47%	$932,555	6.50%	$999,991	6.97%
Total risk-based capital ratio (to risk-weighted assets)	$2,078,189	14.49%	$1,434,699	10.00%	$643,490	4.49%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,932,546	13.47%	$1,147,759	8.00%	$784,787	5.47%
Tier 1 capital to total assets (to average assets)	$1,932,546	11.56%	$835,520	5.00%	$1,097,026	6.56%

	As of December 31, 2020
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,568,508	10.94%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,846,229	12.87%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,668,786	11.64%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,668,786	10.22%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,850,091	12.90%	$932,066	6.50%	$918,025	6.40%
Total risk-based capital ratio (to risk-weighted assets)	$2,027,534	14.14%	$1,433,948	10.00%	$593,586	4.14%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,850,091	12.90%	$1,147,159	8.00%	$702,932	4.90%
Tier 1 capital to total assets (to average assets)	$1,850,091	11.33%	$816,551	5.00%	$1,033,540	6.33%

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
At June 30, 2021, our total borrowing capacity from the FHLB was $4.30 billion of which $4.08 billion was unused and available to borrow. At June 30, 2021, our total borrowing capacity from the FRB Discount Window was $616.4 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and equity investments were $2.68 billion at June 30, 2021 compared to $2.23 billion at December 31, 2020. Cash and cash equivalents were $837.0 million at June 30, 2021 compared to $350.6 million at December 31, 2020. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.
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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2021, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	June 30, 2021		December 31, 2020
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	9.79%	2.77%	4.81%	5.11%
+ 100 basis points	4.90%	2.48%	2.35%	3.29%
- 100 basis points	(1.90)%	(6.22)%	(1.31)%	(7.63)%
- 200 basis points	(2.98)%	(15.00)%	(1.41)%	(10.80)%

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $25 thousand at June 30, 2021. It is reasonably possible the Company may incur losses in addition to the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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

HOPE BANCORP, INC.

Date:	August 5, 2021	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	August 5, 2021	/s/ Alex Ko
Alex Ko
Senior Executive Vice President and Chief Financial Officer