Form 10-Q
period 2021-09-30
HOPE BANCORP INC
filed 2021-11-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 3, 2021, there were 120,199,986 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the COVID-19 pandemic and its impact on our financial position, results of operations, liquidity, and capitalization; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

Due to the risks and uncertainties we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$283,993	$256,565
Interest bearing cash in other banks	343,359	94,014
Total cash and cash equivalents	627,352	350,579
Interest bearing deposits in other financial institutions	12,340	28,642
Securities available for sale, at fair value	2,669,489	2,285,611
Equity investments	58,512	59,699
Loans held for sale, at the lower of cost or fair value	179,117	17,743
Loans receivable, net of allowance for credit losses of $136,774 and $206,741 at September 30, 2021 and December 31, 2020, respectively	13,281,917	13,356,472
Other real estate owned (“OREO”), net	15,213	20,121
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,250
Premises and equipment, net	45,307	48,409
Accrued interest receivable	47,102	59,430
Deferred tax assets, net	33,055	47,693
Customers’ liabilities on acceptances	1,808	1,184
Bank owned life insurance (“BOLI”)	76,756	76,765
Investments in affordable housing partnerships	61,154	69,454
Operating lease right-of-use assets, net	50,603	47,653
Goodwill	464,450	464,450
Core deposit intangible assets, net	8,180	9,708
Servicing assets, net	10,787	12,692
Other assets	138,634	133,109
Total assets	$17,799,026	$17,106,664

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$6,007,586	$4,814,254
Interest bearing:
Money market and NOW accounts	5,871,567	5,232,413
Savings deposits	314,603	300,770
Time deposits	2,868,771	3,986,475
Total deposits	15,062,527	14,333,912
FHLB advances	200,000	250,000
Convertible notes, net	215,974	204,565
Subordinated debentures, net	105,057	104,178
Accrued interest payable	5,367	14,706
Acceptances outstanding	1,808	1,184
Operating lease liabilities	55,095	52,030
Commitments to fund investments in affordable housing partnerships	10,286	15,148
Other liabilities	68,514	77,196
Total liabilities	$15,724,628	$15,052,919
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 136,347,068 and 120,198,061 shares, respectively, at September 30, 2021, and issued and outstanding 135,926,445 and 123,264,864 shares, respectively, at December 31, 2020	$136	$136
Additional paid-in capital	1,420,151	1,434,916
Retained earnings	897,766	785,940
Treasury stock, at cost; 16,149,007 and 12,661,581 shares at September 30, 2021 and December 31, 2020, respectively	(247,198)	(200,000)
Accumulated other comprehensive income, net	3,543	32,753
Total stockholders’ equity	2,074,398	2,053,745
Total liabilities and stockholders’ equity	$17,799,026	$17,106,664

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$132,794	$134,430	$394,353	$422,850
Interest on securities	9,207	9,848	24,835	30,348
Interest on other investments	865	942	2,175	3,951
Total interest income	142,866	145,220	421,363	457,149
INTEREST EXPENSE:
Interest on deposits	9,640	22,871	33,106	93,435
Interest on FHLB advances	640	1,323	1,913	6,208
Interest on other borrowings and convertible notes	2,290	3,389	6,892	10,764
Total interest expense	12,570	27,583	41,911	110,407
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	130,296	117,637	379,452	346,742
PROVISION (CREDIT) FOR CREDIT LOSSES	(10,000)	22,000	(13,700)	67,500
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	140,296	95,637	393,152	279,242
NONINTEREST INCOME:
Service fees on deposit accounts	1,814	2,736	5,381	9,452
International service fees	889	987	2,525	2,443
Loan servicing fees, net	642	772	2,620	2,243
Wire transfer fees	836	892	2,603	2,710
Swap fees	293	434	525	2,450
Net gains on sales of SBA loans	2,459	—	4,834	—
Net gains on sales of residential mortgage loans	781	2,853	3,905	6,386
Net gains on sales of securities available for sale	—	7,531	—	7,531
Other income and fees	2,903	1,308	8,104	8,802
Total noninterest income	10,617	17,513	30,497	42,017
NONINTEREST EXPENSE:
Salaries and employee benefits	47,018	40,659	130,543	122,011
Occupancy	7,473	7,264	21,507	21,717
Furniture and equipment	4,429	4,513	13,437	13,426
Advertising and marketing	2,656	1,601	6,378	4,589
Data processing and communications	2,394	2,204	7,542	7,109
Professional fees	2,431	1,513	9,729	6,323
Investments in affordable housing partnership expenses	2,646	3,876	8,300	9,300
FDIC assessments	1,204	1,167	3,743	4,378
Credit related expenses	1,266	1,793	3,527	4,816
OREO expense, net	248	1,770	827	3,951
FHLB advance prepayment fee	—	3,584	—	3,584
Software impairment	—	—	2,146	—
Other	3,737	3,462	11,377	11,372
Total noninterest expense	75,502	73,406	219,056	212,576
INCOME BEFORE INCOME TAXES	75,411	39,744	204,593	108,683
INCOME TAX PROVISION	19,912	9,254	51,644	25,487
NET INCOME	$55,499	$30,490	$152,949	$83,196
EARNINGS PER COMMON SHARE
Basic	$0.45	$0.25	$1.24	$0.67
Diluted	$0.45	$0.25	$1.23	$0.67

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$55,499	$30,490	$152,949	$83,196
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(16,433)	(303)	(43,050)	41,820
Change in unrealized net holding gains (losses) on interest rate swaps used in cash flow hedges	120	54	1,643	(796)
Reclassification adjustments for net losses (gains) realized in net income	88	(7,510)	227	(7,649)
Tax effect	4,717	2,292	11,970	(9,842)
Other comprehensive (loss) income, net of tax	(11,508)	(5,467)	(29,210)	23,533
Total comprehensive income	$43,991	$25,023	$123,739	$106,729

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JUNE 30, 2020	123,239,276	$136	$1,430,757	$761,734	$(200,000)	$38,149	$2,030,776
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	21,484	—	—				—
Stock-based compensation			2,016				2,016
Cash dividends declared on common stock ($0.14 per share)				(17,254)			(17,254)
Comprehensive income:
Net income				30,490			30,490
Other comprehensive loss						(5,467)	(5,467)
BALANCE, SEPTEMBER 30, 2020	123,260,760	$136	$1,432,773	$774,970	$(200,000)	$32,682	$2,040,561

BALANCE, JUNE 30, 2021	123,673,832	$136	$1,418,135	$859,548	$(200,000)	$15,051	$2,092,870
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	11,655	—	—				—
Stock-based compensation			2,016				2,016
Cash dividends declared on common stock ($0.14 per share)				(17,281)			(17,281)
Comprehensive income:
Net income				55,499			55,499
Other comprehensive loss						(11,508)	(11,508)
Repurchase of treasury stock	(3,487,426)				(47,198)		(47,198)
BALANCE, SEPTEMBER 30, 2021	120,198,061	$136	$1,420,151	$897,766	$(247,198)	$3,543	$2,074,398

(Continued)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2019	125,756,543	$136	$1,428,066	$762,480	$(163,820)	$9,149	$2,036,011
CECL day 1 impact				(26,729)			(26,729)
CECL day 1 impact tax impact				7,947			7,947
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	220,251	—	—				—
Stock-based compensation			4,707				4,707
Cash dividends declared on common stock ($0.42 per share)				(51,924)			(51,924)
Comprehensive income:
Net income				83,196			83,196
Other comprehensive income						23,533	23,533
Repurchase of treasury stock	(2,716,034)				(36,180)		(36,180)
BALANCE, SEPTEMBER 30, 2020	123,260,760	$136	$1,432,773	$774,970	$(200,000)	$32,682	$2,040,561

BALANCE, DECEMBER 31, 2020	123,264,864	$136	$1,434,916	$785,940	$(200,000)	$32,753	$2,053,745
Adoption of ASU 2020-06			(21,420)	10,715			(10,705)
Adoption of ASU 2020-06 tax impact			3,154				3,154
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	420,623	—	—				—
Stock-based compensation			3,501				3,501
Cash dividends declared on common stock ($0.42 per share)				(51,838)			(51,838)
Comprehensive income:
Net income				152,949			152,949
Other comprehensive loss						(29,210)	(29,210)
Repurchase of treasury stock	(3,487,426)				(47,198)		(47,198)
BALANCE, SEPTEMBER 30, 2021	120,198,061	$136	$1,420,151	$897,766	$(247,198)	$3,543	$2,074,398

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$152,949	$83,196
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	19,815	5,942
Stock-based compensation expense	6,835	5,980
(Credit) provision for credit losses	(13,700)	67,500
Provision for accrued interest receivables on loans	770	—
Valuation adjustment of OREO	583	3,492
Net gains on sales of SBA loans	(4,834)	—
Net gains on sales of residential mortgage loans	(3,905)	(6,386)
Loss (earnings) on BOLI	9	(1,049)
Net gains on sales and calls of securities available for sale	—	(7,531)
Losses on investments in affordable housing partnerships	8,080	9,088
Payment of FHLB prepayment fee	—	3,584
Software impairment	2,146	—
Net change in deferred income taxes	29,988	(13,728)
Proceeds from sales of loans held for sale	178,520	251,092
Originations of loans held for sale	(150,720)	(206,798)
Originations of servicing assets	(2,039)	(2,326)
Net change in accrued interest receivable	11,558	(27,217)
Net change in other assets	4,842	(61,135)
Net change in accrued interest payable	(9,339)	(11,819)
Net change in other liabilities	(8,682)	30,389
Net cash provided by operating activities	222,876	122,274
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	(1,992)	(19,103)
Redemption of interest bearing deposits in other financial institutions	18,294	17,920
Purchase of securities available for sale	(993,912)	(867,723)
Proceeds from matured, called, or paid-down securities available for sale	552,757	388,647
Proceeds from sale of securities available for sale	—	168,069
Proceeds from sale of equity investments	819	201
Proceeds from sales of other loans held for sale previously classified as held for investment	179,291	1,053
Purchase of loans receivable	(214,988)	—
Net change in loans receivable	(59,412)	(832,267)
Proceeds from sales of OREO	3,297	2,458
Purchase of FHLB stock	—	(1,346)
Redemption of FHLB stock	—	3,503
Purchase of premises and equipment	(4,753)	(4,048)
Proceeds from BOLI death benefits	1,847	—
Investments in affordable housing partnerships	(3,596)	(11,506)
Net cash used in investing activities	(522,348)	(1,154,142)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	728,615	1,480,992
Proceeds from FHLB advances	1,540,000	1,010,000
Repayment of FHLB advances	(1,590,000)	(1,438,584)
Purchase of treasury stock	(47,198)	(36,777)
Cash dividends paid on common stock	(51,838)	(51,924)
Taxes paid in net settlement of restricted stock	(3,334)	(1,273)
Net cash provided by financing activities	576,245	962,434
NET CHANGE IN CASH AND CASH EQUIVALENTS	276,773	(69,434)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,579	698,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$627,352	$629,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$49,667	$117,560
Income taxes paid	$43,149	$33,365

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$—	$979
Transfer from loans receivable to loans held for sale	$374,034	$1,002
Transfer from loans held for sale to loans receivable	$3,404	$2,384
Lease liabilities arising from obtaining right-of-use assets	$965	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of September 30, 2021, the Bank operated branches in California, Washington, Texas, Illinois, Alabama, Virginia, New Jersey, and New York, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2021 and December 31, 2020 and the results of operations for the three and nine months ended September 30, 2021 and 2020. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
The global pandemic resulting from the outbreak of the novel strain of coronavirus (“COVID-19”) substantially and negatively impacted the United States economy, disrupted global supply chains. During the worst of the pandemic, there were temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. Many states have now relaxed most of the business closures and other social distancing requirements, and the economy has significantly recovered from the worst of the pandemic. In line with this recovery, the Company experienced improvements in operating results for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020. There continues to be some uncertainty around variants of the COVID-19 virus as well as the pace and sustainability of the economic recovery. The Company could experience a material and adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information which was available to the Company at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change could be material to the financial statements. The extent to which the COVID-19 pandemic will impact the Company’s estimates and assumptions is uncertain.
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

3.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended September 30, 2021 and 2020, stock options and restricted share awards of 934,036 and 1,206,040 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the nine months ended September 30, 2021 and 2020, stock options and restricted shares awards of 743,553 and 876,565 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). With the adoption of ASU 2020-06, the if-converted method is required for calculating dilutive EPS for all convertible instruments since the treasury stock method is no longer available. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and nine months ended September 30, 2021 and 2020, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and nine months ended September 30, 2021 and 2020 as the conversion price exceeded the market price of the Company’s stock.
The following tables show the computation of basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021			2020
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$55,499	122,244,948	$0.45	$30,490	123,251,336	$0.25
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		663,588			285,429
Diluted EPS - common stock	$55,499	122,908,536	$0.45	$30,490	123,536,765	$0.25

	Nine Months Ended September 30,
	2021			2020
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$152,949	123,050,174	$1.24	$83,196	123,581,055	$0.67
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		798,338			314,029
Diluted EPS - common stock	$152,949	123,848,512	$1.23	$83,196	123,895,084	$0.67

4.    Equity Investments
Equity investments with readily determinable fair values at September 30, 2021 and December 31, 2020, consisted of mutual funds in the amounts of $27.1 million and $27.6 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three and nine months ended September 30, 2021 and 2020 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(127)	$—	$(534)	$542
Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values	$(127)	$—	$(534)	$542

At September 30, 2021 and December 31, 2020, the Company also had equity investments without readily determinable fair values which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At September 30, 2021, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $31.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $30.1 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2020, the total balance of equity investments without readily determinable fair values was $32.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $30.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and nine months ended September 30, 2021 and 2020.

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$1,070,995	$6,471	$(6,278)	$—	$1,071,188
Mortgage-backed securities:
Residential	771,502	2,859	(10,966)	—	763,395
Commercial	581,316	13,412	(3,067)	—	591,661
Asset-backed securities	118,566	98	(61)	—	118,603
Corporate securities	23,410	71	(903)	—	22,578
Municipal securities	100,573	1,803	(312)	—	102,064
Total investment securities available for sale	$2,666,362	$24,714	$(21,587)	$—	$2,669,489

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$990,679	$11,482	$(844)	$—	$1,001,317
Mortgage-backed securities:
Residential	672,667	8,460	(114)	—	681,013
Commercial	482,874	25,026	(21)	—	507,879
Corporate securities	7,000	15	(881)	—	6,134
Municipal securities	86,213	3,058	(3)	—	89,268
Total investment securities available for sale	$2,239,433	$48,041	$(1,863)	$—	$2,285,611

As of September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three and nine months ended September 30, 2021, the Company had no sales of securities and recognized zero net gains on sales and calls of securities available for sale. During the three and nine months ended September 30, 2020, the Company recognized $7.5 million in net gains on sales of securities available for sale. For the three and nine months ended September 30, 2020, the Company received proceeds from sale of $168.1 million of securities available for sale, which consisted of $34.6 million commercial mortgage-backed securities, $113.3 million residential mortgage-backed securities and $20.2 million collateralized mortgage obligations.
At September 30, 2021 and December 31, 2020, $2.8 million and $33.2 million in unrealized gains on securities available for sale net of taxes, respectively, were included in accumulated other comprehensive income. For the three and nine months ended September 30, 2021, there were no reclassifications out of accumulated other comprehensive income into earnings. For the three and nine months ended September 30, 2020, $7.5 million was reclassified out of accumulated other comprehensive income into earnings as gain on sales of investments securities available for sale.

The amortized cost and estimated fair value of investment securities at September 30, 2021, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,000	2,029
Due after five years through ten years	40,085	40,266
Due after ten years	81,898	82,347
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	1,070,995	1,071,188
Mortgage-backed securities:
Residential	771,502	763,395
Commercial	581,316	591,661
Asset-backed securities	118,566	118,603
Total	$2,666,362	$2,669,489

Securities with carrying values of approximately $393.7 million and $376.1 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of September 30, 2021
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	32	$690,334	$(6,278)	—	$—	$—	32	$690,334	$(6,278)
Mortgage-backed securities:
Residential*	60	667,345	(10,966)	—	—	—	60	667,345	(10,966)
Commercial*	21	207,216	(3,067)	—	—	—	21	207,216	(3,067)
Asset-backed securities	5	44,487	(61)	—	—	—	5	44,487	(61)
Corporate securities	4	14,115	(295)	1	4,393	(608)	5	18,508	(903)
Municipal securities	12	17,832	(312)	—	—	—	12	17,832	(312)
Total	134	$1,641,329	$(20,979)	1	$4,393	$(608)	135	$1,645,722	$(21,587)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2020
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	22	$312,757	$(844)	—	$—	$—	22	$312,757	$(844)
Mortgage-backed securities:
Residential*	8	46,094	(114)	—	—	—	8	46,094	(114)
Commercial*	1	10,275	(21)	—	—	—	1	10,275	(21)
Corporate securities	—	—	—	1	4,119	(881)	1	4,119	(881)
Municipal securities	1	997	(3)	—	—	—	1	997	(3)
Total	32	$370,123	$(982)	1	$4,119	$(881)	33	$374,242	$(1,863)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had one corporate security that was in a continuous unrealized loss position for twelve months or longer with a fair value of $4.4 million as of September 30, 2021. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.
With the adoption of ASU 2016-13 on January 1, 2020, the CECL methodology replaced the other-than-temporary impairment model that previously existed. The Company did not have a day 1 allowance impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of September 30, 2021 and December 31, 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale. Accrued interest receivable for investment securities available for sale at September 30, 2021 and December 31, 2020 totaled $5.2 million and $4.7 million, respectively.
The Company evaluates securities in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded at September 30, 2021.
Approximately 91% of the Company’s investment portfolio at September 30, 2021 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support they receive is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero allowance approach for these investment securities is appropriate. The Company also had five asset-backed securities, five corporate securities, and twelve municipal bonds in unrealized loss positions at September 30, 2021. The Company performed an assessment of investment securities in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at September 30, 2021.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by major category:

	September 30, 2021	December 31, 2020
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$60,051	$54,795
Commercial	8,602,519	8,425,959
Construction	246,087	291,380
Total real estate loans	8,908,657	8,772,134
Commercial business *	3,857,879	4,157,787
Residential mortgage	599,781	582,232
Consumer and other	52,374	51,060
Loans receivable	13,418,691	13,563,213
Allowance for credit losses	(136,774)	(206,741)
Loans receivable, net of allowance for credit losses	$13,281,917	$13,356,472
__________________________________
* Commercial business loans as of September 30, 2021 and December 31, 2020 include $336.6 million and $452.7 million, respectively, in SBA Paycheck Protection Program loans
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and allowance for credit losses. The Company had net deferred fees of $8.5 million and $3.6 million at September 30, 2021 and December 31, 2020, respectively. Net loan fees related to SBA Paycheck Protection Program (“PPP”) loans totaled $11.2 million at September 30, 2021 compared to $6.4 million at December 31, 2020 and included fees from the origination of SBA PPP loans net of deferred origination costs. The increase in deferred fees for SBA PPP loans was primarily due to the origination of $324.5 million in second round SBA PPP loans during the nine months ended September 30, 2021.
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
Loans receivable declined $144.5 million from December 31, 2020 to $13.42 billion as of September 30, 2021. The decline in loans receivable during the nine months ended September 30, 2021 was largely impacted by a $344.4 million decline in warehouse lines of credit, offset by an increase in multifamily commercial real estate loans of $172.7 million during the same period. During the nine months ended September 30, 2021, the Company sold $148.9 million as part of its strategic plan to improve the credit quality of the loan portfolio. The Company also purchased $215.0 million in adjustable rate mortgages during the nine months ended September 30, 2021.
The Company had $179.1 million in loans held for sale as of September 30, 2021 compared to $17.7 million at December 31, 2020. Loans held for sale at September 30, 2021 included $131.2 million in loans rated substandard which were transferred from loans receivable during the three months ended September 30, 2021. These loans are expected to be sold during the fourth quarter of 2021.

The tables below details the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020. Charge offs for the three and nine months ended September 30, 2021 included $2.9 million and $14.7 million, respectively, in loan charge offs that resulted from the strategic sale of loans with elevated credit risk. There were no such sales for the three and nine months ended September 30, 2020. Charge offs for the three and nine months ended September 30, 2021 also included $10.7 million in charge offs of criticized loans that were transferred to loans held for sale during the third quarter of 2021. Accrued interest receivables on loans totaled $41.8 million at September 30, 2021 and $54.6 million at December 31, 2020. The Company set aside an allowance on loan accrued interest receivables of $320 thousand at September 30, 2021 and $1.0 million at December 31, 2020.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended September 30, 2021
Balance, beginning of period	$155,253	$29,500	$3,612	$1,087	$189,452
Provision (credit) for credit losses	(9,142)	(1,011)	—	153	(10,000)
Loans charged off	(41,655)	(1,895)	(923)	(110)	(44,583)
Recoveries of charge offs	1,113	778	—	14	1,905
Balance, end of period	$105,569	$27,372	$2,689	$1,144	$136,774

Nine Months Ended September 30, 2021
Balance, beginning of period	$162,196	$39,155	$4,227	$1,163	$206,741
Provision (credit) for credit losses	(2,570)	(10,565)	(615)	50	(13,700)
Loans charged off	(56,645)	(3,077)	(923)	(251)	(60,896)
Recoveries of charge offs	2,588	1,859	—	182	4,629
Balance, end of period	$105,569	$27,372	$2,689	$1,144	$136,774

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended September 30, 2020
Balance, beginning of period	$119,030	$35,493	$5,868	$1,380	$161,771
Provision (credit) for credit losses	15,748	7,265	(1,169)	156	22,000
Loans charged off	(5,313)	(800)	—	(237)	(6,350)
Recoveries of charge offs	159	2,251	—	18	2,428
Balance, end of period	$129,624	$44,209	$4,699	$1,317	$179,849

Nine Months Ended September 30, 2020
Balance, beginning of period	$53,593	$33,032	$5,925	$1,594	$94,144
CECL day 1 adoption	27,791	(1,022)	(543)	(26)	26,200
Provision (credit) for credit losses	55,773	11,663	(683)	747	67,500
Loans charged off	(7,884)	(4,294)	—	(1,033)	(13,211)
Recoveries of charge offs	351	4,830	—	35	5,216
Balance, end of period	$129,624	$44,209	$4,699	$1,317	$179,849

The following tables break out the allowance for credit losses and loan balance by measurement methodology at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$3,025	$3,376	$9	$27	$6,437
Collectively evaluated	102,544	23,996	2,680	1,117	130,337
Total	$105,569	$27,372	$2,689	$1,144	$136,774

Loans outstanding:
Individually evaluated	$72,776	$19,660	$1,599	$261	$94,296
Collectively evaluated	8,835,881	3,838,219	598,182	52,113	13,324,395
Total	$8,908,657	$3,857,879	$599,781	$52,374	$13,418,691

	December 31, 2020
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$3,683	$3,575	$25	$42	$7,325
Collectively evaluated	158,513	35,580	4,202	1,121	199,416
Total	$162,196	$39,155	$4,227	$1,163	$206,741

Loans outstanding:
Individually evaluated	$93,476	$25,706	$3,416	$605	$123,203
Collectively evaluated	8,678,658	4,132,081	578,816	50,455	13,440,010
Total	$8,772,134	$4,157,787	$582,232	$51,060	$13,563,213
As of September 30, 2021 and December 31, 2020, reserves for unfunded loan commitments recorded in other liabilities were $1.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling $0 and $105 thousand, respectively. For the three and nine months ended September 30, 2020, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling $0 and $660 thousand, respectively.

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
The tables below represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	4,542	2,831	7,373	—
Hotel & motel	4,241	9,576	13,817	—
Gas station & car wash	575	1,433	2,008	—
Mixed use	—	6,954	6,954	1,704
Industrial & warehouse	2,013	2,314	4,327	—
Other	888	6,306	7,194	1,889
Real estate – construction	—	—	—	—
Commercial business	4,951	6,040	10,991	500
Residential mortgage	—	1,599	1,599	392
Consumer and other	—	117	117	82
Total	$17,210	$37,170	$54,380	$4,567

	December 31, 2020
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	3,262	8,530	11,792	478
Hotel & motel	15,311	2,195	17,506	—
Gas station & car wash	151	1,493	1,644	—
Mixed use	1,883	788	2,671	—
Industrial & warehouse	5,443	1,022	6,465	—
Other	7,230	1,419	8,649	—
Real estate – construction	—	18,723	18,723	—
Commercial business	5,319	8,592	13,911	—
Residential mortgage	1,440	1,976	3,416	—
Consumer and other	—	461	461	136
Total	$40,039	$45,199	$85,238	$614
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $20.6 million and $26.5 million, at September 30, 2021 and December 31, 2020, respectively.

The following table presents the amortized cost basis of collateral-dependent loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate – residential	$—	$—	$—
Real estate – commercial	44,061	—	44,061
Real estate – construction	—	—	—
Commercial business	1,992	6,463	8,455
Residential mortgage	—	—	—
Consumer and other	—	—	—
Total	$46,053	$6,463	$52,516

	December 31, 2020
	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate – residential	$—	$—	$—
Real estate – commercial	55,945	—	55,945
Real estate – construction	8,122	—	8,122
Commercial business	7,818	6,312	14,130
Residential mortgage	1,440	—	1,440
Consumer and other	15	—	15
Total	$73,340	$6,312	$79,652

Interest income reversals due to loans being placed on nonaccrual status were $1.1 million and $76 thousand for the three months ended September 30, 2021 and 2020, respectively. Nonaccrual interest income reversals for the nine months ended September 30, 2021 and 2020 were $2.8 million and $611 thousand, respectively.

The following table presents the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of September 30, 2021 and December 31, 2020 by class of loans:

	As of September 30, 2021				As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	2,364	3,354	4,336	10,054	852	8,141	10,276	19,269
Hotel & motel	425	1,522	9,615	11,562	62	1,401	14,744	16,207
Gas station & car wash	—	—	607	607	619	2,668	563	3,850
Mixed use	1,037	5,307	2,225	8,569	116	—	1,269	1,385
Industrial & warehouse	145	2,110	2,453	4,708	137	—	3,830	3,967
Other	2,034	1,235	3,838	7,107	2,738	545	3,000	6,283
Real estate – construction	—	—	—	—	8,122	—	—	8,122
Commercial business	9,241	233	8,411	17,885	816	3,683	4,700	9,199
Residential mortgage	195	—	1,322	1,517	4,841	—	2,263	7,104
Consumer and other	28	15	82	125	797	21	595	1,413
Total Past Due	$15,469	$13,776	$32,889	$62,134	$19,100	$16,459	$41,240	$76,799

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
In 2021, the Company completed the sale of $148.9 million in loans, most of which had elevated credit risk or were likely to exhibit credit issues in the future. Of the loans with elevated credit risk sold, $68.4 million were rated as special mention and $56.2 million were rated as substandard.

The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021
	Term Loan by Origination Year						Revolving Loans	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$16,184	$11,789	$11,747	$5,514	$3,796	$8,017	$2,281	$59,328
Special mention	—	—	—	—	—	361	228	589
Substandard	—	—	—	134	—	—	—	134
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$16,184	$11,789	$11,747	$5,648	$3,796	$8,378	$2,509	$60,051
Real Estate - Commercial
Pass / not rated	$1,738,636	$1,452,247	$1,280,364	$1,318,119	$965,008	$1,314,555	$101,893	$8,170,822
Special mention	6,357	8,263	49,900	19,138	46,715	79,561	5,971	215,905
Substandard	6,479	877	15,852	29,462	43,805	119,317	—	215,792
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,751,472	$1,461,387	$1,346,116	$1,366,719	$1,055,528	$1,513,433	$107,864	$8,602,519
Real Estate - Construction
Pass / not rated	$7,048	$59,503	$29,414	$40,788	$25,912	$15,983	$10,794	$189,442
Special mention	—	—	—	45,950	4,708	5,987	—	56,645
Substandard	—	—	—	—	—	—	—	—
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$7,048	$59,503	$29,414	$86,738	$30,620	$21,970	$10,794	$246,087
Commercial Business
Pass / not rated	$1,193,990	$545,116	$452,416	$138,691	$75,851	$82,834	$1,309,437	$3,798,335
Special mention	1,134	401	13,667	1,469	3,242	10,343	3,371	33,627
Substandard	1,665	1,150	1,764	1,999	4,818	5,650	8,871	25,917
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,196,789	$546,667	$467,847	$142,159	$83,911	$98,827	$1,321,679	$3,857,879
Residential Mortgage
Pass / not rated	$253,561	$3,824	$45,251	$140,682	$95,657	$59,206	$—	$598,181
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	128	195	541	736	—	1,600
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$253,561	$3,824	$45,379	$140,877	$96,198	$59,942	$—	$599,781
Consumer and Other
Pass / not rated	$12,153	$5,671	$1,868	$1,670	$1,901	$7,512	$21,358	$52,133
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	241	—	241
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$12,153	$5,671	$1,868	$1,670	$1,901	$7,753	$21,358	$52,374
Total Loans
Pass / not rated	$3,221,572	$2,078,150	$1,821,060	$1,645,464	$1,168,125	$1,488,107	$1,445,763	$12,868,241
Special mention	7,491	8,664	63,567	66,557	54,665	96,252	9,570	306,766
Substandard	8,144	2,027	17,744	31,790	49,164	125,944	8,871	243,684
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$3,237,207	$2,088,841	$1,902,371	$1,743,811	$1,271,954	$1,710,303	$1,464,204	$13,418,691

	December 31, 2020
	Term Loan by Origination Year						Revolving Loans	Total
	2020	2019	2018	2017	2016	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$15,158	$13,924	$7,587	$4,316	$6,800	$3,460	$3,104	$54,349
Special mention	—	—	—	—	—	—	227	227
Substandard	—	—	139	—	—	80	—	219
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$15,158	$13,924	$7,726	$4,316	$6,800	$3,540	$3,331	$54,795
Real Estate - Commercial
Pass / not rated	$1,548,595	$1,554,980	$1,533,802	$1,240,973	$767,318	$1,262,125	$130,595	$8,038,388
Special mention	—	2,805	24,569	10,694	8,031	32,048	1,600	79,747
Substandard	126	14,233	28,938	37,174	50,371	173,788	3,194	307,824
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,548,721	$1,572,018	$1,587,309	$1,288,841	$825,720	$1,467,961	$135,389	$8,425,959
Real Estate - Construction
Pass / not rated	$35,743	$45,290	$103,794	$60,996	$5,740	$10,099	$—	$261,662
Special mention	—	—	—	—	5,771	5,224	—	10,995
Substandard	—	—	—	10,601	—	8,122	—	18,723
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$35,743	$45,290	$103,794	$71,597	$11,511	$23,445	$—	$291,380
Commercial Business
Pass / not rated	$1,294,368	$584,453	$224,447	$117,708	$77,209	$43,674	$1,686,428	$4,028,287
Special mention	5,996	27,693	30,852	14,629	6,388	3,139	5,172	93,869
Substandard	2,430	1,323	5,539	4,394	6,158	5,463	10,323	35,630
Doubtful / loss	—	—	1	—	—	—	—	1
Subtotal	$1,302,794	$613,469	$260,839	$136,731	$89,755	$52,276	$1,701,923	$4,157,787
Residential Mortgage
Pass / not rated	$5,733	$90,958	$217,343	$168,827	$55,246	$40,554	$—	$578,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	122	536	561	1,715	637	—	3,571
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$5,733	$91,080	$217,879	$169,388	$56,961	$41,191	$—	$582,232
Consumer and Other
Pass / not rated	$8,309	$2,463	$1,818	$2,321	$4,756	$2,811	$27,890	$50,368
Special mention	—	—	—	103	—	—	—	103
Substandard	—	—	—	—	55	532	2	589
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$8,309	$2,463	$1,818	$2,424	$4,811	$3,343	$27,892	$51,060
Total Loans
Pass / not rated	$2,907,906	$2,292,068	$2,088,791	$1,595,141	$917,069	$1,362,723	$1,848,017	$13,011,715
Special mention	5,996	30,498	55,421	25,426	20,190	40,411	6,999	184,941
Substandard	2,556	15,678	35,152	52,730	58,299	188,622	13,519	366,556
Doubtful / loss	—	—	1	—	—	—	—	1
Total	$2,916,458	$2,338,244	$2,179,365	$1,673,297	$995,558	$1,591,756	$1,868,535	$13,563,213

For the three and nine months ended September 30, 2021 and the twelve months ended December 31, 2020, there were no revolving loans converted to term loans.
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three and nine months ended September 30, 2021 and 2020 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$107,191	$—	$278,366	$—
Commercial business	78,990	—	88,650	—
Residential mortgage	7,018	—	7,018	1,002
Total	$193,199	$—	$374,034	$1,002
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. In aggregate, non-modeled loans represented less than 3% of the Company’s total loan portfolio as of September 30, 2021.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenario contains certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of September 30, 2021, the Company chose a forecast scenario that incorporates the effect of the COVID-19 pandemic and the expected economic recovery into estimates of future economic conditions. The forecast improved compared to forecasts used during the second quarter of 2021 with an overall increase in projected GDP growth and projected commercial real estate prices. The improvement to the economic forecasts reflect the current and projected effects of government stimulus packages, ongoing COVID-19 vaccinations, and the reopening of many businesses throughout the United States.
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
The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$72,776	$—	$19,660	$1,599	$261	$94,296
ACL on individually evaluated loans	$—	$3,025	$—	$3,376	$9	$27	$6,437
Individually evaluated loans ACL coverage	N/A	4.16%	N/A	17.17%	0.56%	10.34%	6.83%
Collectively evaluated loans	$60,051	$8,529,743	$246,087	$3,838,219	$598,182	$52,113	$13,324,395
ACL on collectively evaluated loans	$371	$100,536	$1,637	$23,996	$2,680	$1,117	$130,337
Collectively evaluated loans ACL coverage	0.62%	1.18%	0.67%	0.63%	0.45%	2.14%	0.98%
Total loans	$60,051	$8,602,519	$246,087	$3,857,879	$599,781	$52,374	$13,418,691
Total ACL	$371	$103,561	$1,637	$27,372	$2,689	$1,144	$136,774
Total ACL to total loans	0.62%	1.20%	0.67%	0.71%	0.45%	2.18%	1.02%

	As of December 31, 2020
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$74,753	$18,723	$25,706	$3,416	$605	$123,203
ACL on individually evaluated loans	$—	$2,862	$821	$3,575	$25	$42	$7,325
Individually evaluated loans ACL coverage	N/A	3.83%	4.38%	13.91%	0.73%	6.94%	5.95%
Collectively evaluated loans	$54,795	$8,351,206	$272,657	$4,132,081	$578,816	$50,455	$13,440,010
ACL on collectively evaluated loans	$391	$156,665	$1,457	$35,580	$4,202	$1,121	$199,416
Collectively evaluated loans ACL coverage	0.71%	1.88%	0.53%	0.86%	0.73%	2.22%	1.48%
Total loans	$54,795	$8,425,959	$291,380	$4,157,787	$582,232	$51,060	$13,563,213
Total ACL	$391	$159,527	$2,278	$39,155	$4,227	$1,163	$206,741
Total ACL to total loans	0.71%	1.89%	0.78%	0.94%	0.73%	2.28%	1.52%
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
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At September 30, 2021, total TDR loans were $54.4 million, compared to $51.6 million at December 31, 2020.
The balance of loans with modified terms due to COVID-19 as of September 30, 2021 totaled $122.0 million. The majority of these loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of September 30, 2021 and December 31, 2020, unless the loans were TDR prior to the COVID-19 modification or borrowers were identified to be experiencing financial difficulty prior to the COVID-19 pandemic. As of September 30, 2021, real estate loans accounted for approximately 95% of the loans modified due to hardship from the COVID-19 pandemic. The modifications consisted of full payment deferrals, interest only payments, and a hybrid of full payment deferrals for a period of time followed by interest only payments (see “COVID-19 Related Loan Modifications” in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).

A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of September 30, 2021 and December 31, 2020 is presented below:

	As of September 30, 2021
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$8,034	$808	$—	$55	$9,145	$473	$—	$—	$18,515
Maturity / amortization concession	17,567	7,275	—	158	285	3,257	—	117	28,659
Rate concession	5,254	358	—	—	244	1,417	—	—	7,273
Total	$30,855	$8,441	$—	$213	$9,674	$5,147	$—	$117	$54,447

	As of December 31, 2020
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$8,328	$814	$—	$58	$7,074	$471	$—	$—	$16,745
Maturity / amortization concession	11,331	10,219	—	114	925	3,814	—	117	26,520
Rate concession	6,112	378	—	—	424	1,430	—	—	8,344
Total	$25,771	$11,411	$—	$172	$8,423	$5,715	$—	$117	$51,609

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification and if the prior performance met or exceeded the modified terms. TDR loans on accrual status at September 30, 2021 were comprised of 30 commercial real estate loans totaling $30.9 million, 20 commercial business loans totaling $8.4 million, and 13 consumer and other loans totaling $213 thousand. TDR loans on accrual status at December 31, 2020 were comprised of 33 commercial real estate loans totaling $25.8 million, 25 commercial business loans totaling $11.4 million, and 16 consumer and other loans totaling $172 thousand. The Company expects that TDR loans on accrual status as of September 30, 2021, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10. The Company recorded an allowance totaling $2.9 million and $4.8 million for TDR loans as of September 30, 2021 and December 31, 2020, respectively.

The following tables present the recorded investment of loans classified as TDR during the three and nine months ended September 30, 2021 and 2020 by class of loans:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Number of Loans	Balance	Number of Loans	Balance
(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	—	—	1	1,007
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed use	—	—	1	767
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	—	—	—	—
Residential mortgage	—	—	—	—
Consumer and other	—	—	2	11
Total	—	$—	4	$1,785

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	4	6,922	2	1,613
Hotel & motel	—	—	—	—
Gas station & car wash	1	575	2	515
Mixed use	1	4,626	2	1,233
Industrial & warehouse	—	—	1	259
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	3	319	2	481
Residential mortgage	—	—	—	—
Consumer and other	5	53	6	34
Total	14	$12,495	15	$4,135

There were no new TDRs modified during the three months ended September 30, 2021. For TDRs modified during the nine months ended September 30, 2021, the Company recorded $89 thousand in ACL. Total charge-offs of TDR loans modified during the nine months ended September 30, 2021 totaled $0. For TDR loans modified during the three and nine months ended September 30, 2020, the Company recorded $342 thousand and $661 thousand, respectively in ACL. Total charge-offs of TDR loans modified during the three and nine months ended September 30, 2020 totaled $0.

The following tables present loans modified as TDRs within the previous twelve months ended September 30, 2021 and 2020 that subsequently had payment defaults during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	4	6,988	1	606
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	1	4,626	—	—
Industrial & warehouse	—	—	1	2,326
Other	—	—	1	133
Real estate – construction	—	—	—	—
Commercial business	—	—	—	—
Residential mortgage	—	—	—	—
Consumer and other	3	30	4	20
Total	8	$11,644	7	$3,085

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	4	6,988	1	606
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	1	471
Mixed Use	1	4,626	1	466
Industrial & warehouse	—	—	2	2,586
Other	—	—	1	133
Real estate – construction	—	—	—	—
Commercial business	1	120	1	14
Residential mortgage	—	—	—	—
Consumer and other	4	41	5	24
Total	10	$11,775	12	$4,300

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $51 thousand in ACL for TDR loans that had payment defaults during the three months ended September 30, 2021 and $84 thousand in ACL for TDR loans that had payment defaults during the nine months ended September 30, 2021. Total charge offs for TDR loans that had payment defaults during the three and nine months ended September 30, 2021 was $0.
The Company recorded $4 thousand and $67 thousand of allowance for TDR loans that had payment defaults during the three and nine months ended September 30, 2020, respectively. Total charge offs for TDR loans that had payment defaults during the three and nine months ended September 30, 2020 totaled $0.

7.    Leases
The Company’s operating leases are real estate leases which are comprised of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 11 years as of September 30, 2021. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At September 30, 2021, ROU assets and related liabilities were $50.6 million and $55.1 million, respectively. At December 31, 2020, ROU assets and related liabilities were $47.7 million and $52.0 million, respectively. At September 30, 2021, the short term operating lease liability totaled $12.2 million and the long-term operating lease liability totaled $42.9 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at September 30, 2021. During the nine months ended September 30, 2021, the Company extended twelve leases and entered into one new lease contract. Lease extension terms ranged from three to five years and the Company reassessed the ROU assets and lease liabilities related to these leases.
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
The table below summarizes the Company’s net lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Operating lease cost	$3,778	$3,928	$11,498	$11,752
Short term lease cost	—	—	—	—
Variable lease cost	892	864	2,393	2,403
Sublease income	(102)	(169)	(354)	(595)
Net lease cost	$4,568	$4,623	$13,537	$13,560

Rent expense for the three and nine months ended September 30, 2021 was $4.6 million and $13.6 million, respectively. Rent expense for the three and nine months ended September 30, 2020 was $4.6 million and $13.7 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Nine Months Ended September 30, 2021	At or for the Nine Months Ended September 30, 2020
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$10,991	$11,320
Right-of-use assets obtained in exchange for lease liabilities, net	965	—
Weighted-average remaining lease term - operating leases	5.4 years	5.3 years
Weighted-average discount rate - operating leases	2.56%	2.99%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2021
(Dollars in thousands)
2021	$3,694
2022	12,704
2023	10,942
2024	9,335
2025	7,634
2026 and thereafter	14,853
Total lease payments	59,162
Less: imputed interest	4,067
Total lease obligations	$55,095
As of September 30, 2021, the Company did not have any additional operating lease commitments that have not yet commenced.

8.    Deposits
The aggregate amounts of time deposits in denominations of more than $250 thousand at September 30, 2021 and December 31, 2020, was $1.54 billion and $1.85 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at September 30, 2021 and December 31, 2020. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At September 30, 2021 and December 31, 2020, securities with fair values of approximately $390.6 million and $368.2 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at September 30, 2021 and December 31, 2020, totaled $375.3 million and $1.14 billion, respectively. Brokered deposits at September 30, 2021 consisted of $375.1 million in money market and NOW accounts and $192 thousand in time deposits accounts. Brokered deposits at December 31, 2020 consisted of $735.0 million in money market and NOW accounts and $400.6 million in time deposit accounts.
The following is a breakdown of the Company’s deposits at September 30, 2021 and December 31, 2020:

	At September 30, 2021		At December 31, 2020
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$6,007,586	40%	$4,814,254	34%
Money market and NOW accounts	5,871,567	39%	5,232,413	36%
Saving deposits	314,603	2%	300,770	2%
Time deposits	2,868,771	19%	3,986,475	28%
Total deposits	$15,062,527	100%	$14,333,912	100%

9.    Borrowings
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $4.37 billion at September 30, 2021, and $4.18 billion at December 31, 2020. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at September 30, 2021 and December 31, 2020.
At September 30, 2021 and December 31, 2020, loans with a carrying amount of approximately $6.72 billion and $6.95 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At September 30, 2021 and December 31, 2020, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At September 30, 2021 and December 31, 2020, FHLB advances totaled $200.0 million and $250.0 million, respectively, and had weighted average interest rates of 1.27% and 1.07%, respectively. FHLB advances at September 30, 2021 and December 31, 2020 had various maturities through December 2022. The interest rates of FHLB advances as of September 30, 2021 ranged between 0.15% and 2.39%. At September 30, 2021, the Company’s remaining borrowing capacity with the FHLB was $4.15 billion.
The Company maintains unsecured borrowing lines with other banks. There were no federal funds purchased from other banks at September 30, 2021 and December 31, 2020.
At September 30, 2021, the contractual maturities for outstanding FHLB advances were as follows:

September 30, 2021
Scheduled maturities in:	(Dollars in thousands)
2021	$100,000
2022	100,000
Total	$200,000

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At September 30, 2021, the outstanding principal balance of the qualifying loans pledged at the FRB was $725.0 million and there was one investment security pledged to borrow against the discount window with book value totaling $1.8 million. At September 30, 2021 and December 31, 2020, the total available borrowing capacity at the FRB discount window was $517.0 million and $616.0 million, respectively. There were no borrowings outstanding with the FRB discount window as of September 30, 2021 and December 31, 2020.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At September 30, 2021, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at September 30, 2021:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	3.266%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	2.976%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.070%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	1.766%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,631	Variable	2.976%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,140	Variable	1.910%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,471	Variable	1.516%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,555	Variable	1.496%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,392	Variable	1.752%	06/30/2037
Total		$126,000	$105,057

    The carrying value of Debentures at September 30, 2021 and December 31, 2020 was $105.1 million and $104.2 million, respectively. At September 30, 2021 and December 31, 2020, acquired Debentures had remaining discounts of $24.8 million and $25.7 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at September 30, 2021 and December 31, 2020 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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
The value of the convertible note at issuance and the carrying value as of September 30, 2021 and December 31, 2020 are presented in the tables below:

			As of September 30, 2021
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Issuance costs to be capitalized	5 years	(4,119)	2,593	(1,526)
Carrying balance of convertible notes		$213,381	$2,593	$215,974

			As of December 31, 2020
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	10,951	(10,929)
Issuance costs to be capitalized	5 years	(4,119)	2,113	(2,006)
Carrying balance of convertible notes		$191,501	$13,064	$204,565
Interest expense on the convertible notes for the three and nine months ended September 30, 2021, totaled $1.3 million and $4.0 million, respectively. Interest expense on the convertible notes for the three and nine months ended September 30, 2020, totaled $2.4 million and $7.1 million, respectively. With the adoption of ASU 2020-06, interest expense for the Company’s convertible notes consists of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. The Company’s interest expense on convertible notes declined by $1.0 million and $3.1 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 as it no longer has a discount to amortize and record as non-cash interest expense.

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
At September 30, 2021 and December 31, 2020, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$98,916	$—
Weighted average remaining term (years)	8.6	0.0
Pay fixed rate (weighted average)	2.90%	—%
Received variable rate (weighted average)	2.10%	—%
Estimated fair value	$2,395	$—

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$453,289	$503,929
Weighted average remaining term (years)	5.8	6.8
Pay fixed rate (weighted average)	3.97%	3.86%
Received variable rate (weighted average)	2.18%	2.26%
Estimated fair value	$(18,802)	$(34,606)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$98,916	$—
Weighted average remaining term (years)	8.6	0.0
Received fixed rate (weighted average)	2.90%	—%
Pay variable rate (weighted average)	2.10%	—%
Estimated fair value	$(2,395)	$—

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$453,289	$503,929
Weighted average remaining term (years)	5.8	6.8
Received fixed rate (weighted average)	3.97%	3.86%
Pay variable rate (weighted average)	2.18%	2.26%
Estimated fair value	$18,802	$34,606

At September 30, 2021, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At September 30, 2021, the notional amount of the risk participation agreements sold was $111.4 million with a credit valuation adjustment of $52 thousand. At December 31, 2020, the notional amount of the risk participation agreement sold was $112.8 million with a credit valuation adjustment of $398 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing interest rate swap agreement as of September 30, 2021 and December 31, 2020 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt. The swap was entered into in 2020 and was determined to be fully effective during the period presented. The aggregate fair value of the swap is recorded in derivative liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedge to remain fully effective during the remaining term of the swap. For the three and nine months ended September 30, 2021, the Company reclassified $88 thousand and $227 thousand, respectively, from accumulated other comprehensive income to interest expense. For the three and nine months ended September 30, 2020, the Company reclassified $(21) thousand and $118 thousand from accumulated comprehensive income to interest income, respectively.

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge (included in other assets)
Notional amount	$100,000	$—
Weighted average remaining term (years)	3.5	0.0
Received variable rate (weighted average)	0.14%	—%
Pay fixed rate (weighted average)	0.49%	—%
Estimated fair value	$1,041	$—

Interest rate swaps designated as cash flow hedge (included in other liabilities)
Notional amount	$—	$100,000
Weighted average remaining term (years)	0.0	4.3
Received variable rate (weighted average)	—%	0.22%
Pay fixed rate (weighted average)	—%	0.49%
Estimated fair value	$—	$(602)

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2021, the Company had approximately $21.3 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2020, the Company had approximately $43.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.
The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of September 30, 2021		As of December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$22,479	$256	$37,507	$679
Forward sale contracts related to mortgage banking	21,394	98	8,641	45

Liabilities:
Interest rate lock commitments	$450	$(1)	$6,267	$(31)
Forward sale contracts related to mortgage banking	5,693	(23)	35,133	(79)

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
Commitments at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$2,373,741	$2,137,178
Standby letters of credit	117,132	108,834
Other letters of credit	55,897	40,508
Commitments to fund investments in affordable housing partnerships	10,286	15,148
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $144 thousand at September 30, 2021 and $1.3 million at December 31, 2020. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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
The carrying amount of the Company’s goodwill as of September 30, 2021 and December 31, 2020 was $464.5 million. There was no impairment of goodwill recorded during the three and nine months ended September 30, 2021.
Core deposit intangible assets are amortized over their estimated lives or ten years. Amortization expense related to core deposit intangible assets totaled $509 thousand and $531 thousand for the three months ended September 30, 2021 and 2020, respectively. The amortization expense related to core deposit intangible assets totaled $1.5 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2021 and December 31, 2020:

			As of September 30, 2021		As of December 31, 2020
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,459)	$304	$(2,322)	$441
Wilshire Bancorp acquisition	10 years	18,138	(10,262)	7,876	(8,871)	9,267
Total		$20,901	$(12,721)	$8,180	$(11,193)	$9,708

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of September 30, 2021 and December 31, 2020, the Company did not have a valuation allowance on it servicing assets.
The changes in servicing assets for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$11,566	$14,164	$12,692	$16,417
Additions through originations of servicing assets	710	1,190	2,039	2,326
Amortization	(1,489)	(1,636)	(3,944)	(5,025)
Balance at end of period	$10,787	$13,718	$10,787	$13,718

Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.12 billion as of September 30, 2021 and $1.23 billion as of December 31, 2020.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at September 30, 2021 and December 31, 2020 are presented below.

	September 30, 2021	December 31, 2020
SBA Servicing Assets:
Weighted-average discount rate	12.48%	9.93%
Constant prepayment rate	14.37%	14.40%
Mortgage Servicing Assets:
Weighted-average discount rate	8.63%	8.26%
Constant prepayment rate	9.19%	8.63%

14.    Income Taxes
For the three months ended September 30, 2021, the Company had an income tax provision totaling $19.9 million on pretax income of $75.4 million, representing an effective tax rate of 26.40%, compared with an income tax provision of $9.3 million on pretax income of $39.7 million, representing an effective tax rate of 23.28% for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Company had an income tax provision totaling $51.6 million on pretax income of $204.6 million, representing an effective tax rate of 25.24%, compared with an income tax provision of $25.5 million on pretax income of $108.7 million, representing an effective tax rate of 23.45% for the nine months ended September 30, 2020. The increase in effective tax rate for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to affordable housing partnership investment tax credits benefit having a lower effect on larger annual projected pre-tax book income.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.8 million at September 30, 2021 and December 31, 2020, that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $347 thousand and $276 thousand, for accrued interest (no portion was related to penalties) at September 30, 2021 and December 31, 2020, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2021.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$1,071,188	$—	$1,071,188	$—
Mortgage-backed securities:
Residential	763,395	—	763,395	—
Commercial	591,661	—	591,661	—
Asset-backed securities	118,603	—	118,603	—
Corporate securities	22,578	—	22,578	—
Municipal securities	102,064	—	101,009	1,055
Equity investments with readily determinable fair value	27,077	27,077	—	—
Interest rate swaps	21,197	—	21,197	—
Mortgage banking derivatives	354	—	354	—
Other derivatives	1,041	—	1,041	—

Liabilities:
Interest rate swaps	21,197	—	21,197	—
Mortgage banking derivatives	24	—	24	—
Other derivatives	52	—	—	52

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Level 1, 2, and 3 during the three and nine months ended September 30, 2021 and 2020.
The table below presents a reconciliation and income statement classification of gains (losses) for our municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$1,058	$1,066	$1,022	$1,076
Change in fair value included in other comprehensive income (loss)	(3)	(18)	33	(28)
Ending Balance	$1,055	$1,048	$1,055	$1,048

Risk participation agreements:
Beginning Balance	$64	$223	$398	$—
Change in fair value included in income	(12)	(24)	(346)	199
Ending Balance	$52	$199	$52	$199

The Company measures certain assets at fair value on a non-recurring basis including collateral dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$12,882	$—	$—	$12,882
Commercial business	3,504	—	—	3,504
Loans held for sale, net	131,176	—	131,176	—
OREO	14,783	—	—	14,783

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$21,688	$—	$—	$21,688
Commercial business	7,694	—	—	7,694
Loans held for sale, net	—	—	—	—
OREO	19,260	—	—	19,260

For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(1,083)	$(5,951)	$(1,496)	$(8,108)
Commercial business	(2,025)	(2,902)	(2,025)	(5,470)
Loans held for sale, net	(6,121)	—	(17,900)	—
OREO	(259)	(1,682)	(582)	(4,118)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$627,352	$627,352	Level 1
Interest bearing deposits in other financial institutions	12,340	12,348	Level 2
Equity investments without readily determinable fair values	31,435	31,435	Level 2
Loans held for sale	179,117	181,836	Level 2
Loans receivable—net	13,281,917	13,155,789	Level 3
Accrued interest receivable	47,102	47,102	Level 2/3
Servicing assets, net	10,787	13,494	Level 3
Customers’ liabilities on acceptances	1,808	1,808	Level 2
Financial Liabilities:
Noninterest bearing deposits	$6,007,586	$6,007,586	Level 2
Saving and other interest bearing demand deposits	6,186,170	6,186,170	Level 2
Time deposits	2,868,771	2,871,600	Level 2
FHLB advances	200,000	202,719	Level 2
Convertible notes, net	215,974	215,325	Level 1
Subordinated debentures	105,057	114,854	Level 2
Accrued interest payable	5,367	5,367	Level 2
Acceptances outstanding	1,808	1,808	Level 2

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$350,579	$350,579	Level 1
Interest bearing deposits in other financial institutions	28,642	28,669	Level 2
Equity investments without readily determinable fair values	32,088	32,088	Level 2
Loans held for sale	17,743	18,288	Level 2
Loans receivable—net	13,356,472	13,428,706	Level 3
Accrued interest receivable	59,430	59,430	Level 2/3
Servicing assets, net	12,692	15,785	Level 3
Customers’ liabilities on acceptances	1,184	1,184	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,814,254	$4,814,254	Level 2
Saving and other interest bearing demand deposits	5,533,183	5,533,183	Level 2
Time deposits	3,986,475	3,992,973	Level 2
FHLB advances	250,000	254,456	Level 2
Convertible notes, net	204,565	201,731	Level 1
Subordinated debentures	104,178	98,948	Level 2
Accrued interest payable	14,706	14,706	Level 2
Acceptances outstanding	1,184	1,184	Level 2

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
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, equity investments without readily determinable fair values, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings and variable rate loans or deposits that reprice frequently and fully. The fair value of loans is determined through a discounted cash flow analysis which incorporates probability of default and loss given default rates on an individual loan basis. The discount rate is based on the LIBOR Swap Rate for fixed rate loans, while variable loans start with the corresponding index rate and an adjustment was made on certain loans which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Residential real estate loans fair values include Fannie Mae and Freddie Mac prepayment speed assumptions or a third party index based on historical prepayment speeds. Fair value of time deposits is based on discounted cash flow analysis using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposit fair values incorporate brokered time deposit offering rates. The fair value of the Company’s debt is based on current rates for similar financing. Fair value for the Company’s convertible notes is based on the actual last traded price of the notes. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

16.    Stockholders’ Equity
Total stockholders’ equity at September 30, 2021 was $2.07 billion, compared to $2.05 billion at December 31, 2020.
In March 2020, the Company completed the $50.0 million repurchase plan though the repurchase of 2,716,034 shares of common stock totaling $36.2 million.
In July 2021, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase an additional $50.0 million of its common stock. During the three months ended September 30, 2021, the Company repurchased 3,487,426 shares of common stock totaling $47.2 million as part of this share repurchase program which was recorded as treasury stock.
For the three months ended September 30, 2021 and 2020, the Company paid cash dividends of $0.14 per common share. For both the nine months ended September 30, 2021 and 2020, the Company paid cash dividends of $0.42 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended,		Nine Months Ended,
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Dollars in thousands)
Balance at beginning of period	$15,051	$38,149	$32,753	$9,149

Unrealized net gains (losses) on securities available for sale	(16,433)	(303)	(43,050)	41,820
Unrealized net gains (losses) on interest rate swaps used for cash flow hedge	120	54	1,643	(796)
Reclassification adjustments for net losses (gains) realized in net income	88	(7,510)	227	(7,649)
Tax effect	4,717	2,292	11,970	(9,842)
Other comprehensive income (loss), net of tax	(11,508)	(5,467)	(29,210)	23,533
Balance at end of period	$3,543	$32,682	$3,543	$32,682

Reclassifications for net gains realized in net income for the three and nine months ended September 30, 2021 relate to net gains on interest rate swaps used for cash flow hedges. Gains on interest rate swaps are recorded in noninterest income under other income and fee in the Consolidated Statements of Income.
For the three and nine months ended September 30, 2021, the Company recorded reclassification adjustments of $88 thousand and $227 thousand, respectively, from other comprehensive income to losses from cash flow hedge relationships. For the three and nine months ended and September 30, 2020, the Company recorded reclassification adjustments of $7.5 million and $7.6 million, respectively, from other comprehensive income to net gains on sales of securities available for sale and gains and losses from cash flow hedge relationships.

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
Under the 2019 Plan, 2,338,326 shares were available for future grants as of September 30, 2021.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2021	851,580	$15.25
Granted	—	—
Exercised	—	—
Expired	(16,703)	17.12
Forfeited	—	—
Outstanding - September 30, 2021	834,877	$15.22	3.66	$1,011
Options exercisable - September 30, 2021	834,877	$15.22	3.66	$1,011

The following is a summary of the Company’s restricted stock and performance unit activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2021	1,718,838	$10.73
Granted	666,163	15.61
Vested	(622,003)	11.89
Forfeited	(164,530)	13.13
Outstanding (unvested) - September 30, 2021	1,598,468	$12.07

The total fair value of restricted stock and performance units vested for the nine months ended September 30, 2021 and 2020 was $9.4 million and $3.3 million, respectively.

The Company maintains the Hope Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. The compensation expense for the ESPP during the three months ended September 30, 2021 and 2020 was $135 thousand and $108 thousand, respectively. The compensation expense for the ESPP during the nine months ended September 30, 2021 and 2020 was $394 thousand and $205 thousand, respectively.
The total amounts charged against income related to stock-based payment arrangements, including the ESPP, were $2.2 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, $6.8 million and $6.0 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $579 thousand and $507 thousand for the three months ended September 30, 2021 and 2020, respectively. The income tax benefit recognized for the nine months ended September 30, 2021 and 2020, was approximately $1.7 million and $1.4 million, respectively.
At September 30, 2021, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units was $11.3 million and is expected to be recognized over a weighted average vesting period of 1.94 years.

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
•The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•A capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. As of September 30, 2021, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
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
As of September 30, 2021 and December 31, 2020, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,623,011	11.01%	$663,201	4.50%	$1,031,647	7.00%	N/A	N/A
Bank	$1,911,158	12.97%	$662,865	4.50%	$1,031,124	7.00%	$957,472	6.50%
Total capital (to risk-weighted assets):
Company	$1,830,601	12.42%	$1,179,025	8.00%	$1,547,470	10.50%	N/A	N/A
Bank	$2,017,592	13.70%	$1,178,427	8.00%	$1,546,686	10.50%	$1,473,034	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,724,167	11.70%	$884,269	6.00%	$1,252,714	8.50%	N/A	N/A
Bank	$1,911,158	12.97%	$883,820	6.00%	$1,252,079	8.50%	$1,178,427	8.00%
Tier 1 capital (to average assets):
Company	$1,724,167	9.98%	$690,864	4.00%	N/A	N/A	N/A	N/A
Bank	$1,911,158	11.07%	$690,723	4.00%	N/A	N/A	$863,404	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,568,508	10.94%	$645,366	4.50%	$1,003,902	7.00%	N/A	N/A
Bank	$1,850,091	12.90%	$645,277	4.50%	$1,003,764	7.00%	$932,066	6.50%
Total capital (to risk-weighted assets):
Company	$1,846,229	12.87%	$1,147,317	8.00%	$1,505,853	10.50%	N/A	N/A
Bank	$2,027,534	14.14%	$1,147,159	8.00%	$1,505,646	10.50%	$1,433,948	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,668,786	11.64%	$860,487	6.00%	$1,219,024	8.50%	N/A	N/A
Bank	$1,850,091	12.90%	$860,369	6.00%	$1,218,856	8.50%	$1,147,159	8.00%
Tier 1 capital (to average assets):
Company	$1,668,786	10.22%	$653,163	4.00%	N/A	N/A	N/A	N/A
Bank	$1,850,091	11.33%	$653,241	4.00%	N/A	N/A	$816,551	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$259	$303	$808	$1,001
Customer analysis charges	847	1,693	2,332	5,074
NSF charges	606	608	1,921	2,824
Other service charges	81	110	252	484
Total noninterest bearing deposit account income	1,793	2,714	5,313	9,383

Interest bearing deposit account income:
Monthly service charges	21	22	68	69

Total service fees on deposit accounts	$1,814	$2,736	$5,381	$9,452

Wire transfer fee income:
Wire transfer fees	$766	$812	$2,256	$2,383
Foreign exchange fees	70	80	347	327
Total wire transfer fees	$836	$892	$2,603	$2,710

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. For the three and nine months ended September 30, 2021, the Company recognized net losses on sales of OREO totaling $12 thousand and recognized net gains on sales of OREO totaling $1 thousand, respectively. For the three and nine months ended September 30, 2020, the Company recognized net losses on sale of OREO in the amount of $27 thousand and $108 thousand, respectively.

20.    Subsequent Events
The Company implemented a strategic plan in 2021 to sell loans with elevated credit risk to help improve the overall credit quality of the loan portfolio. As part of this plan the Company transferred $131.2 million in loans rated as substandard to loans held for sale. As of the date of this report, $74.6 million of the $131.2 million in substandard loans have been sold with $56.6 million in loans remaining as loans held for sale. The substandard loans held as loans held for sale are expected to be sold by year end 2021.
The Company has evaluated the effects of events that have occurred subsequent to September 30, 2021 through the issuance date of these consolidated financial statements. Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.

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

GENERAL

We offer a full range of commercial and retail banking loan and deposit products through our wholly-owned subsidiary Bank of Hope. We have 53 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, and Alabama. We have loan production offices located in Atlanta, Dallas, Denver, Portland, Seattle, Fremont, and in Southern California. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including real estate loans, commercial business loans, residential mortgage loans, SBA loans, and consumer loans.
Our principal business involves earning interest on loans and investment securities that are funded primarily by customer deposits, wholesale deposits, and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of loans. Our major expenses are the interest we pay on deposits and borrowings, provisions for credit losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending, political changes, and other events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our business, financial condition, and results of operations.

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
The COVID-19 pandemic has substantially and negatively impacted the United States economy and disrupted global supply chains. In addition, the pandemic has resulted in permanent and temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. Although the United States had seen a decline in new cases of COVID-19 as a result of the vaccination efforts underway, and many states have now relaxed most of the business closures and other social distancing requirements, concerns over COVID-19 still exist.
The demand for our products and services has been and may again be adversely impacted, which could materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses. Similarly, because of economic volatility and uncertain market conditions, we may be required to recognize impairments on goodwill or impairment on other financial instruments we hold. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, that cannot be predicted, including the continued effectiveness of vaccines, the scope and duration of the pandemic, the impact of COVID-19, including potential new variants, the economic implications of the same, and actions taken by governmental authorities and other third parties in response to the pandemic.

On March 27, 2020, former President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the global pandemic. The CARES Act provided approximately $2.2 trillion in emergency economic relief funds, expanded SBA lending and provided temporary relief of certain modifications from TDR classification. In December 2020, the President signed the Consolidated Appropriations Act of 2021 which included another $900 billion in stimulus relief for the COVID-19 pandemic to provide emergency economic relief funds, further expanded SBA lending with additional funds for SBA PPP, and provided an extension for the relief of certain modifications from TDR classification. We have assisted many of our customers in availing themselves of certain provisions of the CARES Act by providing loan modifications to borrowers consisting of mostly payment deferrals (see “COVID-19 Related Loan Modifications” in the Financial Conditions section of the MD&A for more information). We funded $480.1 million in SBA PPP loans in 2020 and funded $324.5 million in second round PPP loans during the nine months ended September 30, 2021.

On March 11, 2021, President Joe Biden signed into law the American Rescue Plan Act of 2021. The American Rescue Plan is a $1.9 trillion rescue package designed to help the United States recovery from the impact that the COVID-19 pandemic has had on the country. On September 9, 2021, President Biden announced executive orders for new federal vaccine requirements and the Biden administration is expected to soon publish rules that includes a mandate to all employers with more than 100 workers to require employees to be vaccinated or tested for the COVID-19 virus on a weekly basis. Since we have more than 100 employees, this vaccine mandate will likely be applicable to our operations.
At September 30, 2021, all of our regulatory capital ratios for Hope Bancorp and the Bank were in excess of the minimum requirements set by our regulators. While we currently believe that we have sufficient excess capital and liquidity to withstand the economic impact of the COVID-19 pandemic, further economic deterioration or an extended recession could adversely impact our capital and liquidity positions.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$142,866	$145,220	$421,363	$457,149
Interest expense	12,570	27,583	41,911	110,407
Net interest income	130,296	117,637	379,452	346,742
Provision (credit) for credit losses	(10,000)	22,000	(13,700)	67,500
Net interest income after provision (credit) for credit losses	140,296	95,637	393,152	279,242
Noninterest income	10,617	17,513	30,497	42,017
Noninterest expense	75,502	73,406	219,056	212,576
Income before income tax provision	75,411	39,744	204,593	108,683
Income tax provision	19,912	9,254	51,644	25,487
Net income	$55,499	$30,490	$152,949	$83,196
Per Share Data:
Earnings per common share - basic	$0.45	$0.25	$1.24	$0.67
Earnings per common share - diluted	$0.45	$0.25	$1.23	$0.67
Book value per common share (period end)	$17.26	$16.55	$17.26	$16.55
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42
Tangible book value per common share (period end) (1)	$13.33	$12.70	$13.33	$12.70
Number of common shares outstanding (period end)	120,198,061	123,260,760	120,198,061	123,260,760
Weighted average shares - basic	122,244,948	123,251,336	123,050,174	123,581,055
Weighted average shares - diluted	122,908,536	123,536,765	123,848,512	123,895,084
Tangible common equity to tangible assets (1)	9.24%	9.63%	9.24%	9.63%

Average Balance Sheet Data:
Assets	$17,745,066	$17,020,795	$17,344,095	$16,411,150
Securities available for sale	2,370,672	2,010,907	2,297,450	1,825,046
Loans receivable and loans held for sale	13,286,382	12,728,558	13,308,526	12,581,703
Deposits	14,993,710	14,140,731	14,612,792	13,381,388
Stockholders’ equity	2,092,018	2,039,555	2,068,676	2,028,074

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Selected Performance Ratios:
Return on average assets (2)	1.25%	0.72%	1.18%	0.68%
Return on average stockholders’ equity (2)	10.61%	5.98%	9.86%	5.47%
Return on average tangible equity (1) (2)	13.71%	7.80%	12.78%	7.14%
Dividend payout ratio (dividends per share/diluted EPS)	31.00%	56.73%	34.01%	62.55%
Efficiency ratio (3)	53.58%	54.31%	53.43%	54.68%
Net interest spread	2.84%	2.55%	2.84%	2.56%
Net interest margin (4)	3.07%	2.91%	3.08%	2.99%

	September 30, 2021	September 30, 2020
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$17,799,026	$16,733,767
Securities available for sale	2,669,489	2,060,991
Loans receivable	13,418,691	13,120,225
Deposits	15,062,527	14,008,356
FHLB advances	200,000	200,000
Convertible notes, net	215,974	203,270
Subordinated debentures	105,057	103,889
Stockholders’ equity	2,074,398	2,040,561

Regulatory Capital Ratios (5)
Leverage capital ratio	9.98%	10.02%
Common equity Tier 1 capital ratio	11.01%	11.36%
Tier 1 risk-based capital ratio	11.70%	12.09%
Total risk-based capital ratio	12.42%	13.19%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.02%	1.37%
Allowance for credit losses to nonaccrual loans	251.52%	259.88%
Allowance for credit losses to nonperforming loans (6)	138.92%	169.40%
Allowance for credit losses to nonperforming assets (7)	120.33%	144.36%
Nonaccrual loans to loans receivable	0.41%	0.53%
Nonperforming loans to loans receivable (6)	0.73%	0.81%
Nonperforming assets to loans receivable and OREO (7)	0.85%	0.95%
Nonperforming assets to total assets (7)	0.64%	0.74%

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
(7)Nonperforming assets consist of nonperforming loans and OREO.

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

	At September 30,
	2021	2020
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,074,398	$2,040,561
Less: Goodwill and core deposit intangible assets, net	(472,630)	(474,689)
Tangible common equity	$1,601,768	$1,565,872

Total assets	$17,799,026	$16,733,767
Less: Goodwill and core deposit intangible assets, net	(472,630)	(474,689)
Tangible Assets	$17,326,396	$16,259,078

Common shares outstanding	120,198,061	123,260,760

Tangible book value per common share	$13.33	$12.70
Tangible common equity to tangible assets	9.24%	9.63%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$55,499	$30,490	$152,949	$83,196

Average stockholders’ equity	$2,092,018	$2,039,555	$2,068,676	$2,028,074
Less: Average goodwill and core deposit intangible assets, net	(472,918)	(475,010)	(473,438)	(475,530)
Average tangible equity	$1,619,100	$1,564,545	$1,595,238	$1,552,544

Return on average tangible equity (annualized)	13.71%	7.80%	12.78%	7.14%

Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the third quarter of 2021 was $55.5 million, or $0.45 per diluted common share, compared to $30.5 million, or $0.25 per diluted common share, for the same period of 2020, which was an increase of $25.0 million, or 82.0%. The increase in net income was due to decreases in interest expense and in the provision for credit losses which resulted from the current and projected improvements in the economy from the COVID-19 pandemic.
Net income for the nine months ended September 30, 2021 was $152.9 million, or $1.23 per diluted common share, compared to $83.2 million, or $0.67 per diluted share, for the same period of 2020, which was an increase of $69.8 million, or 83.8%. The increase in net income was due to a decrease in provision for credit losses which also resulted from the current and projected improvements in the economy from the COVID-19 pandemic in addition to an increase in net interest income.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that were included in net income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$368	$747	$1,439	$2,464
Accretion of discounts on PCD loans	2,093	4,584	6,536	17,079
Amortization of premiums on acquired investments in affordable housing partnerships	(73)	(71)	(220)	(212)
Accretion of discounts on assumed subordinated debt	(295)	(287)	(879)	(854)
Amortization of core deposit intangibles	(509)	(531)	(1,528)	(1,594)
Total	$1,584	$4,442	$5,348	$16,883
The annualized return on average assets was 1.25% for the third quarter of 2021 compared to 0.72% for the same period of 2020. The annualized return on average stockholders’ equity was 10.61% for the third quarter of 2021 compared to 5.98% for the same period of 2020. The efficiency ratio was 53.58% for the third quarter of 2021 compared to 54.31% for the same period of 2020.
The annualized return on average assets was 1.18% for the nine months ended September 30, 2021 compared to 0.68% for the same period of 2020. The annualized return on average stockholders’ equity was 9.86% for the nine months ended September 30, 2021 compared to 5.47% for the same period of 2020. The efficiency ratio was 53.43% for the nine months ended September 30, 2021 compared to 54.68% for the same period of 2020.
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
Comparison of Three Months Ended September 30, 2021 with the Three Months Ended September 30, 2020
Net interest income before provision for credit losses was $130.3 million for the third quarter of 2021 compared to $117.6 million for the same period of 2020, an increase of $12.7 million, or 10.8%. The increase in net interest income was due to the reduction in interest expense for the third quarter of 2021 compared to the third quarter of 2020 offset partly by a decrease in interest income.

Interest income for the third quarter of 2021 was $142.9 million, a decrease of $2.4 million, or 1.6%, compared to $145.2 million for the same period of 2020. The decrease in interest income was primarily attributable to the decline in interest rates, which impacted our variable rate loans and the interest rates on new loan originations and a decline in discount accretion income on acquired loans. As a result of the COVID-19 pandemic and its impact on the U.S. economy, the Federal Open Market Committee (“FOMC”) lowered the target federal funds rate by a total of 1.50% in March 2020 to 0.00%-0.25%. The reduction in interest rates in March 2020 had a large impact on our loan yields and interest income as our variable rate loans repriced to lower interest rates. Interest income on our investment securities also declined due to the repricing of variable rate investments and the sale and pay-down of higher yielding securities in combination with the purchase of lower yielding securities which contributed to the decline in interest income.
Interest expense for the third quarter of 2021 was $12.6 million, a decrease of $15.0 million, or 54.4%, compared to $27.6 million for the same period of 2020. The decrease in interest expense was due to the overall decline in our cost of deposits from the repricing of time deposits to lower rates as well as a reduction in rates on interest bearing deposits accounts throughout 2020 and 2021. We reduced our deposit rates in conjunction with the reduction in rates in March 2020 to reduce our cost of deposits and to offset the decline in loan yields. We expect interest expense to continue to decline as higher cost time deposits continue to renew to lower rates, but the decline is expected to be smaller are time deposit renewal rates are nearing rates at maturity. Interest expense on FHLB borrowings declined in the third quarter of 2021 compared to the third quarter of 2020 primarily due to the pay-down of higher rate FHLB borrowings during the third quarter of 2020. With the adoption of ASU 2020-06, interest expense on our convertible notes declined by $1.0 million for the third quarter of 2021 compared to the third quarter of 2020 due to the reduction in non-cash interest expense as we no longer have a discount portion to amortize.
Comparison of Nine Months Ended September 30, 2021 with the Nine Months Ended September 30, 2020
Net interest income before provision for credit losses was $379.5 million for the nine months ended September 30, 2021 compared to $346.7 million for the same period of 2020, an increase of $32.7 million, or 9.4%. The increase in net interest income was due to the reduction in interest expense for the for the nine months ended September 30, 2021 compared to the same period of 2020 offset partly by a decrease in interest income.
Interest income for the nine months ended September 30, 2021 was $421.4 million, a decrease of $35.8 million, or 7.8%, compared to $457.1 million for the same period of 2020. The decrease in interest income was primarily attributable to the decline in interest rates, which impacted our variable rate loans.
Interest expense for the nine months ended September 30, 2021 was $41.9 million, a decrease of $68.5 million, or 62.0%, compared to $110.4 million for the same period of 2020. The decrease in interest expense was due to the repricing of time deposits to lower rates as well as a reduction in rates on interest bearing deposit accounts. We expect interest expense to decline slightly during the remainder of 2021 as higher cost time deposits continue to renew to lower rates.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2021 was 3.07%, an increase of 16 basis points from 2.91% for the same period of 2020. Net interest margin for the nine months ended September 30, 2021 was 3.08%, an increase of 9 basis points from 2.99% for the for the same period of 2020. The increase in net interest margin for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due to decreases in cost of interest bearing deposits, FHLB advances, convertible notes, and other borrowings partially offset by an overall decline in yields on loans and securities available for sale as these earning assets were fully impacted by the decline in interest rates in March 2020 for periods in 2021, while only partially impacted for periods in 2020. Cost of interest bearing deposits and other borrowings were also impacted by the rate cut in March 2020 while the reduction in cost of FHLB advances was mostly due to the pay-down of higher rate FHLB advances in the third quarter of 2020 and the reduction in the cost of convertible notes was due to the adoption of ASU 2020-06 at the beginning of 2021.

The weighted average yield on loans decreased to 3.97% for the third quarter of 2021 from 4.20% for the third quarter of 2020. The weighted average yield on loans decreased to 3.96% for the nine months ended September 30, 2021 from 4.49% for the nine months ended September 30, 2020. The decrease in loan yields for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was mostly due to the decrease in interest rates experienced in 2020 and a decline in accretion income on acquired loans. The decrease in interest rates led to a decline in rates on our variable rate loans and for new loan originations, which resulted in a decline in loan yields. At September 30, 2021, variable interest rate loans made up 41% of the loan portfolio and the remaining 59% of the loan portfolio consisted of loans with fixed interest rates. Fixed rate loans include hybrid loans that had fixed interest rates at the end of the period but will eventually change to a variable interest rate after a certain period of time. For the nine months ended September 30, 2021, the average weighted rate on new loan originations was 3.10% compared to 2.87% for the nine months ended September 30, 2020. The increase in the average weighted rate on new loan originations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to higher levels of originations of SBA PPP loans for 2020 which all have an interest rate of 1.00%. Excluding SBA PPP loans, the average weighted rate on new loan originations for the nine months ended September 30, 2021 was 3.38% compared to 3.37% for the nine months ended September 30, 2020.
Discount accretion income on acquired loans was $2.5 million and $8.0 million for the three and nine months ended September 30, 2021, respectively, compared to $5.3 million and $19.5 million for the three and nine months ended September 30, 2020, respectively. The decline in discount accretion income was primarily due to the payoff of acquired loans during the three and nine months ended September 30, 2020 which resulted in additional discount accretion income. There were no significant payoffs of acquired loans during the three or nine months ended September 30, 2021.
The weighted average yield on securities available for sale for the third quarter of 2021 was 1.54% compared to 1.95% for the same period of 2020. The weighted average yield on securities available for sale for the nine months ended September 30, 2021 was 1.45% compared to 2.22% for the same period of 2020. The change in weighted average yield on securities available for sale for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was due to the reduction in interest rates, which impacted our variable rate investments. The decline in yields was also due to fluctuations in the overall investment portfolio yield due to the purchase, sale, pay-downs, and calls/maturities of investment securities during the twelve months ended September 30, 2021.
The weighted average yield on FHLB stock and other investments for the third quarter of 2021 was 0.29% compared to 0.28% for the same period of 2020. The weighted average yield on FHLB stock and other investments for the nine months ended September 30, 2021 was 0.34% compared to 0.50% for the same period of 2020. The decrease in weighted average yield on FHLB stock and other investments for the nine months ended September 30, 2021 compared to the same period of 2020 was due to the decline in interest rates experienced in 2020. The decline in interest rates led to a decrease in interest earned on interest bearing cash balances at the Federal Reserve, which resulted in a decrease in yield on FHLB stock and other investments which mostly consists of interest earning cash.
The weighted average cost of deposits for the third quarter of 2021 was 0.26%, a decrease of 38 basis points from 0.64% for the same period of 2020. The weighted average cost of deposits for the nine months ended September 30, 2021 was 0.30%, a decrease of 63 basis points from 0.93% for the same period of 2020. The decline in interest rates experienced in 2020 resulted in a decrease in the weighted average cost of deposits for the three and nine months ended September 30, 2021 compared to the same periods of 2020. Management reduced rates on most of its deposit products several times in 2020 and 2021 in light of the FOMC interest rate cuts and to offset the decline in loan yields.
The weighted average cost of FHLB advances for the third quarter of 2021 was 1.27%, a decrease of 22 basis points from 1.49% for the same period of 2020. The weighted average cost of FHLB advances for the nine months ended September 30, 2021 was 1.24%, a decrease of 38 basis points from 1.62% for the same period of 2020. The decrease in cost of FHLB advances for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was due to higher rate FHLB advances that were prepaid early before maturity during the third quarter of 2020 combined with an overall decline in FHLB borrowing rates as a result of the decline in interest rates.
The weighted average cost of our convertible notes was 2.39% and 2.43% for the three and nine months ended September 30, 2021, respectively, compared to 4.58% and 4.62% for the three and nine months ended September 30, 2020, respectively. The cost of our convertible notes for periods in 2021 consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost. The cost of our convertible notes for the three and nine months ended September 30, 2020 also included non-cash interest expense from the amortization of the convertible notes discount. On January 1, 2021, we early adopted ASU 2020-06, which eliminated the discount on our convertible notes and reduced interest expense for the three and nine months ended September 30, 2021 by approximately $1.0 million and $3.1 million, respectively, compared to the three and nine months ended September 30, 2020.

The weighted average cost of other borrowings (subordinated debentures) for the third quarter of 2021 was 3.75%, a decrease of 24 basis points from 3.99% for the same period of 2020. The weighted average cost of other borrowings for the nine months ended September 30, 2021 was 3.83%, a decrease of 104 basis points from 4.87% for the same period of 2020. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate. The decline in the three month LIBOR rate for the three and nine months ended September 30, 2021 compared to the same periods in 2020 resulted in a decline in the weighted average cost of other borrowings.
The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,286,382	$132,794	3.97%	$12,728,558	$134,430	4.20%
Securities available for sale(3)	2,370,672	9,207	1.54%	2,010,907	9,848	1.95%
FHLB stock and other investments	1,197,537	865	0.29%	1,342,641	942	0.28%
Total interest earning assets	16,854,591	142,866	3.36%	16,082,106	145,220	3.59%
Total noninterest earning assets	890,475			938,689
Total assets	$17,745,066			$17,020,795

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$5,919,225	$5,946	0.40%	$4,895,101	$6,546	0.53%
Savings	310,525	920	1.18%	302,882	907	1.19%
Time deposits	2,914,977	2,774	0.38%	4,703,640	15,418	1.30%
Total interest bearing deposits	9,144,727	9,640	0.42%	9,901,623	22,871	0.92%
FHLB advances	200,000	640	1.27%	353,587	1,323	1.49%
Convertible notes, net	215,840	1,321	2.39%	202,470	2,370	4.58%
Other borrowings, net	100,993	969	3.75%	99,819	1,019	3.99%
Total interest bearing liabilities	9,661,560	12,570	0.52%	10,557,499	27,583	1.04%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,848,983			4,239,108
Other liabilities	142,505			184,633
Stockholders’ equity	2,092,018			2,039,555
Total liabilities and stockholders’ equity	$17,745,066			$17,020,795

Net interest income/net interest spread		$130,296	2.84%		$117,637	2.55%
Net interest margin			3.07%			2.91%
Cost of deposits			0.26%			0.64%
__________________________________
*     Annualized
(1)Interest income on loans includes loan fees
(2)Average balances of loans consist of loans receivable and loans held for sale
(3)Interest income and yields are not presented on a tax-equivalent basis

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,308,526	$394,353	3.96%	$12,581,703	$422,850	4.49%
Securities available for sale(3)	2,297,450	24,835	1.45%	1,825,046	30,348	2.22%
FHLB stock and other investments	867,745	2,175	0.34%	1,060,699	3,951	0.50%
Total interest earning assets	16,473,721	421,363	3.42%	15,467,448	457,149	3.95%
Total noninterest earning assets	870,374			943,702
Total assets	$17,344,095			$16,411,150

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$5,555,711	$17,345	0.42%	$4,668,594	$28,988	0.83%
Savings	306,780	2,678	1.17%	287,060	2,578	1.20%
Time deposits	3,298,393	13,083	0.53%	4,852,286	61,869	1.70%
Total interest bearing deposits	9,160,884	33,106	0.48%	9,807,940	93,435	1.27%
FHLB advances	205,971	1,913	1.24%	513,376	6,208	1.62%
Convertible notes, net	215,483	3,967	2.43%	201,204	7,074	4.62%
Other borrowings, net	100,697	2,925	3.83%	99,536	3,690	4.87%
Total interest bearing liabilities	9,683,035	41,911	0.58%	10,622,056	110,407	1.39%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,451,908			3,573,448
Other liabilities	140,476			187,572
Stockholders’ equity	2,068,676			2,028,074
Total liabilities and stockholders’ equity	$17,344,095			$16,411,150

Net interest income/net interest spread		$379,452	2.84%		$346,742	2.56%
Net interest margin			3.08%			2.99%
Cost of deposits			0.30%			0.93%

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

	Three Months Ended September 30, 2021 over September 30, 2020
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(1,636)	$(7,559)	$5,923
Securities available for sale	(641)	(2,250)	1,609
FHLB stock and other investments	(77)	25	(102)
Total interest income	$(2,354)	$(9,784)	$7,430
INTEREST EXPENSE:
Demand, interest bearing	$(600)	$(1,825)	$1,225
Savings	13	(11)	24
Time deposits	(12,644)	(8,236)	(4,408)
FHLB advances	(683)	(173)	(510)
Convertible notes, net	(1,049)	(1,193)	144
Other borrowings, net	(50)	(62)	12
Total interest expense	$(15,013)	$(11,500)	$(3,513)
NET INTEREST INCOME	$12,659	$1,716	$10,943

	Nine Months Ended September 30, 2021 over September 30, 2020
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(28,497)	$(51,828)	$23,331
Securities available for sale	(5,513)	(12,182)	6,669
FHLB stock and other investments	(1,776)	(1,141)	(635)
Total interest income	$(35,786)	$(65,151)	$29,365
INTEREST EXPENSE:
Demand, interest bearing	$(11,643)	$(16,382)	$4,739
Savings	100	(72)	172
Time deposits	(48,786)	(33,300)	(15,486)
FHLB advances	(4,295)	(1,197)	(3,098)
Convertible notes, net	(3,107)	(3,561)	454
Other borrowings, net	(765)	(806)	41
Total interest expense	$(68,496)	$(55,318)	$(13,178)
NET INTEREST INCOME	$32,710	$(9,833)	$42,543

Provision for Credit Losses
The provision for credit losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The provision for credit losses for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that, in our judgment, is adequate to absorb probable lifetime losses inherent in our loan portfolio. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses; however, actual credit losses may vary in material respects from current estimates. If the allowance for credit losses is inadequate, we may be required to record additional provisions, which may have a material and adverse effect on our business, financial condition, and results of operations.
The negative provision for credit losses for the third quarter of 2021 was $10.0 million, a decrease of $32.0 million from $22.0 million in provision for credit losses for the same period of the prior year. The negative provision for credit losses for the nine months ended September 30, 2021 was $13.7 million, a decrease of $81.2 million from $67.5 million in provision for credit losses for the same period of the prior year. The overall decrease in provision for credit losses for periods in 2021 compared to periods in 2020 was due to the economic recovery and improved future economic forecasts for periods in 2021 compared to periods in 2020. In 2020, due to the COVID-19 pandemic, we recorded additional reserves to reflect the economic decline that impacted the global economy, including additional risks associated with the large amount of loans that were modified as a result of the hardships experienced by borrowers due to the effects of COVID-19. The balance of loans modified due to COVID-19 was approximately 8.8% of the total portfolio as of September 30, 2020, but has declined significantly to less than 1.0% of the total loan portfolio as of September 30, 2021. The decline in COVID-19 modified loans and overall reduction of credit risk in our loan portfolio contributed to the negative provision for credit losses for periods in 2021 compared to periods in 2020.
During the second and third quarter of 2021, we sold $148.9 million in loans most of which had borrowers with elevated credit risk that we felt had potential for future losses. During the third quarter of 2021, we also transferred $131.2 million in substandard loans to loans held for sale and these loans are expected to be sold by year end 2021. The strategic sales of and transfer to loans held for sale of loans with elevated credit risk helped to significantly improve the overall credit quality of the loan portfolio which reduced the required allowance for credit losses and contributed to the decline in provision for credit losses for the three and nine months ended September 30, 2021 compared to the same periods of 2020.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, swap fee income, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the third quarter of 2021 was $10.6 million compared to $17.5 million for the third quarter of 2020, a decrease of $6.9 million or 39.4%. Noninterest income for the nine months ended September 30, 2021 was $30.5 million compared to $42.0 million for the nine months ended September 30, 2020, a decrease of $11.5 million, or 27.4%.
Noninterest income by category is summarized in the table below:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,814	$2,736	$(922)	(33.7)%
International service fees	889	987	(98)	(9.9)%
Loan servicing fees, net	642	772	(130)	(16.8)%
Wire transfer fees	836	892	(56)	(6.3)%
Swap fees	293	434	(141)	(32.5)%
Net gains on sales of SBA loans	2,459	—	2,459	100.0%
Net gains on sales of residential mortgage loans	781	2,853	(2,072)	(72.6)%
Net gains on sales of securities available for sale	—	7,531	(7,531)	(100.0)%
Other income and fees	2,903	1,308	1,595	121.9%
Total noninterest income	$10,617	$17,513	$(6,896)	(39.4)%

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,381	$9,452	$(4,071)	(43.1)%
International service fees	2,525	2,443	82	3.4%
Loan servicing fees, net	2,620	2,243	377	16.8%
Wire transfer fees	2,603	2,710	(107)	(3.9)%
Swap fees	525	2,450	(1,925)	(78.6)%
Net gains on sales of SBA loans	4,834	—	4,834	100.0%
Net gains on sales of residential mortgage loans	3,905	6,386	(2,481)	(38.9)%
Net gains on sales of securities available for sale	—	7,531	(7,531)	(100.0)%
Other income and fees	8,104	8,802	(698)	(7.9)%
Total noninterest income	$30,497	$42,017	$(11,520)	(27.4)%

Total noninterest income for the third quarter of 2021 decreased compared to the third quarter of 2020 largely due to decreases in net gains on sales of securities available for sale, gains on sales of residential mortgage loans, and service charges on deposits offset partially by an increase in net gains on sale of SBA loans and other income and fees. The decrease in noninterest income for the nine months ended September 30, 2021 compared to the same period of the prior year was due to decreases in service charges on deposits, swap fee income, net gains on sales of securities available for sale, and other income and fees partially offset by gains on sale of SBA loans.

The decrease in service fees on deposit accounts for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due to a decrease in customer analysis fees and non-sufficient funds fees collected on deposit accounts. Customer analysis fees declined by $846 thousand and $2.7 million, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 due to our risk management decision to discontinue our relationships with customers in the check cashing industry. Non-sufficient fee charges declined by $2 thousand for the third quarter of 2021 compared to the third quarter of 2020 but declined by $904 thousand for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Due to the COVID-19 pandemic and social distancing and related restrictions, deposit activity for the nine months ended September 30, 2021 was greatly reduced compared to the nine months ended September 30, 2020. As a result, demand deposit account transactions declined which negatively impacted the amount of non-sufficient fees earned.
International service fees remained largely unchanged for the three and nine months ended September 30, 2021 compared to the same periods of 2020. International service fees are earned from trade finance loans which increased to $131.5 million at September 30, 2021 from $106.6 million at September 30, 2020.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on many of the loans that we choose to sell. The decrease in loan servicing fees, net for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to an increase in payoff of serviced loans for 2021 compared to 2020 while the increase in loan servicing fees, net for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to a reduction in payoffs of serviced loans. The payoff of serviced loans results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
Wire transfer fees remained largely unchanged during the three and nine months ended September 30, 2021 compared to the same periods of 2020.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions have decreased in 2021 which has resulted in a decrease in swap fee income for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
During the fourth quarter of 2018, we stopped the practice of regularly selling the guaranteed portion of SBA loans due to the reduction in premium rates paid in the secondary market. However, premiums paid for SBA guaranteed loans have increased significantly due to the low interest rate environment and increased liquidity held by banks and other financial institutions. As a result, we decided to return to the practice of regularly selling SBA guaranteed loans. During the three and nine months ended September 30, 2021, we sold $31.3 million and $61.3 million, respectively, in SBA guaranteed loans. During the three and nine months ended September 30, 2021, we recorded $2.5 million and $4.8 million, respectively, in net gains on sale of SBA loans. The SBA loans that we sold were mostly seasoned loans that were originated in 2018 and 2019. We chose to focus on selling seasoned loans first as these loans have higher prepayment risk compared to newly originated loans. We did not have any net gains on sales of SBA loans for periods in 2020.
Net gains on sales of residential mortgage loans represents net gains from the sale of residential mortgage loans that we originate. Residential mortgage loans sold during the third quarter of 2021 totaled $40.2 million compared to $104.5 million sold during the third quarter of 2020. Residential mortgage loans sold during the nine months ended September 30, 2021 totaled $150.6 million compared to $245.8 million for the nine months ended September 30, 2020. The decrease in net gains on sales of residential mortgage loans for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due to a decrease in residential mortgage loans sold for periods in 2021 compared to periods in 2020.
There were no net gains on sales of securities available for sale for the three and nine months ended September 30, 2021 as there were no securities sold during these periods. Net gains on sales of securities available for sale totaled $7.5 million for the three and nine months ended September 30, 2020. During the third quarter of 2020, we sold investment securities with a total book value of $160.5 million for a net gain of $7.5 million.
Other income and fees include income from bank owned life insurance, recoveries on acquired loans that were fully charged-off at acquisition, debit card/credit card fee income, fair value changes on our derivatives and equity investments, and other miscellaneous income. Other income and fees increased for the third quarter of 2021 compared to the third quarter of 2020 primarily due to an increase in gains from fair value changes on our mortgage derivatives totaling $1.5 million. Other income and fees decreased for the nine months ended September 30, 2021 compared to the same period of 2020 due largely to the declines in recoveries on acquired loans that were fully charged-off at acquisition, losses on interest rate lock commitments, and declines in the fair value of our mortgage derivatives offset by an increase in income from our interest rate swaps and risk participation agreement.

Noninterest Expense
Noninterest expense for the third quarter of 2021 was $75.5 million, an increase of $2.1 million, or 2.9%, from $73.4 million for the third quarter of 2020. Noninterest expense for the nine months ended September 30, 2020 was $219.1 million, an increase of $6.5 million, or 3.0%, from $212.6 million for the nine months ended September 30, 2020.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$47,018	$40,659	$6,359	15.6%
Occupancy	7,473	7,264	209	2.9%
Furniture and equipment	4,429	4,513	(84)	(1.9)%
Advertising and marketing	2,656	1,601	1,055	65.9%
Data processing and communications	2,394	2,204	190	8.6%
Professional fees	2,431	1,513	918	60.7%
Investments in affordable housing partnership expenses	2,646	3,876	(1,230)	(31.7)%
FDIC assessments	1,204	1,167	37	3.2%
Credit related expenses	1,266	1,793	(527)	(29.4)%
OREO expense, net	248	1,770	(1,522)	(86.0)%
FHLB advance prepayment fee	—	3,584	(3,584)	(100.0)%
Other	3,737	3,462	275	7.9%
Total noninterest expense	$75,502	$73,406	$2,096	2.9%

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$130,543	$122,011	$8,532	7.0%
Occupancy	21,507	21,717	(210)	(1.0)%
Furniture and equipment	13,437	13,426	11	0.1%
Advertising and marketing	6,378	4,589	1,789	39.0%
Data processing and communications	7,542	7,109	433	6.1%
Professional fees	9,729	6,323	3,406	53.9%
Investments in affordable housing partnership expenses	8,300	9,300	(1,000)	(10.8)%
FDIC assessments	3,743	4,378	(635)	(14.5)%
Credit related expenses	3,527	4,816	(1,289)	(26.8)%
OREO expense, net	827	3,951	(3,124)	(79.1)%
FHLB advance prepayment fee	—	3,584	(3,584)	(100.0)%
Software impairment	2,146	—	2,146	100.0%
Other	11,377	11,372	5	—%
Total noninterest expense	$219,056	$212,576	$6,480	3.0%
The increase in noninterest expense for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due primarily to increases in salaries and employee benefits, advertising and marketing, professional fees, and software impairment offset partially by declines in investments in affordable housing partnership expenses, OREO expense, net, credit related expenses and FHLB advance prepayment fee.

Salaries and employee benefits expense increased $6.4 million for the third quarter of 2021 compared to the same period in 2020 and increased $8.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in salaries and benefits for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due to increases in salaries from our employees annual merit increases effective at the beginning of second quarter of 2021, an increase in bonus reserve during the third quarter of 2021, and a decrease in payroll related origination costs. SBA PPP loan origination costs initially reduces salaries and benefits and is subsequently amortized through the life of the loans as a reduction to interest income. The decrease in payroll origination costs was primarily due to the decline in origination costs related to SBA PPP loans. For the three and nine months ended September 30, 2021, we began utilizing a third party loan on-boarding platform for SBA PPP loans which resulted in a quicker and more efficient underwriting process helping to reducing overall loan origination costs compared to the three and nine months ended September 30, 2020. We increased our bonus reserve for 2021 to reflect higher than-expected financial performance, resulting in an additional $2.5 million in salaries and benefits expenses being recorded during the third quarter of 2021. The number of full-time equivalent employees increased from 1,416 at September 30, 2020 to 1,449 at September 30, 2021.
Occupancy expense did not change significantly increasing $209 thousand for the third quarter of 2021 compared to the same period in 2020 and declining $210 thousand for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Furniture and equipment expense was largely unchanged for the three and nine months ended September 30, 2020 compared to the same periods in 2020.
Advertising and marketing expense increased $1.1 million for the third quarter of 2021 compared to the same period in 2020 and increased $1.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in advertising and marketing expense reflects additional fees for the sponsorship of the Ladies Professional Golf Association (“LPGA”) Founders Cup. In 2017, we began our annual sponsorship of the LGPA’s Founders Cup, but chose not to sponsor the event in 2020. However, in 2021, we again became the main sponsor for the Founders Cup event. Advertising and marketing expenses for periods in 2021 also included $804 thousand in expenses related to deposit promotions held during the first half of the year. There were no deposit promotion expenses for periods in 2020.
Professional fees increased by $918 thousand for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and increased $3.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in professional fees was due to higher legal expenses related to litigation fees paid to attorneys.
We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall effective tax rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and nine months ended September 30, 2021, total tax credits related to our investment in affordable housing partnerships was approximately $2.6 million and $7.8 million, respectively. The balance of investments in affordable housing partnerships decreased from $73.3 million at September 30, 2020 to $61.2 million at September 30, 2021.
The FDIC assessment expense or premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and on other financial measures. The FDIC assessment expense remained largely unchanged during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in FDIC assessment fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to a decline in assessment fees adjustments related to the balance of brokered deposits. The decline in brokered deposit balances at September 30, 2021 compared to September 30, 2020 resulted in a decline in FDIC assessment adjustments to account for the reduction of risk that results from a lower percentage of brokered deposits.

Credit related expense decreased $527 thousand for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due largely to a decrease in expenses related to loan collections. For the nine months ended September 30, 2021, credit related expenses decreased $1.3 million compared to the nine months ended September 30, 2020 due to decreases in provision for off balance sheet loan commitments and loan collection expenses which were offset partially by an increase in provision for loan accrued interest receivables. Provision for loan accrued interest receivables for the three and nine months ended September 30, 2021 totaled $170 thousand and $770 thousand, respectively, compared to no provision for the three and nine months ended September 30, 2020. Provision for off balance sheet loan commitments for the three and nine months ended September 30, 2021 totaled $0 and $105 thousand, respectively, compared to $0 and $660 thousand, respectively, for the three and nine months ended September 30, 2020.
OREO expense, net experienced a decrease of $1.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and decreased $3.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decreases in OREO expense, net for periods in 2021 compared to periods in 2020 was due to a decrease in OREO valuation allowance expenses.
We recorded a one-time $2.1 million impairment during the second quarter of 2021 related to the disposition of a licensed compliance related software platform. There were no such software impairments for the three months ended September 30, 2021. Management decided to utilize a different platform and therefore the remaining carrying balance for the unused software was fully written off. There was no software impairment during the three and nine months ended September 30, 2020.
During the third quarter of 2020, we utilized a portion of our excess liquidity to payoff $300.0 million in FHLB advances and recorded FHLB advance prepayment fees of $3.6 million. There were no FHLB advance prepayment fees recorded during the three and nine months ended September 30, 2021.
Other noninterest expense for the three and nine months ended September 30, 2021 decreased by $275 thousand and $5 thousand, respectively, compared to the three and nine months ended September 30, 2020 due to decreases in various expense items.
Provision for Income Taxes
Income tax provision expense was $19.9 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively. The effective income tax rates were 26.40% and 23.28% for the three months ended September 30, 2021 and 2020, respectively. Income tax provision expense for the nine months ended September 30, 2021 and 2020 was $51.6 million and $25.5 million, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 25.24% and 23.45%, respectively. The increase in effective tax rate for the three and nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to affordable housing partnership investment tax credits benefit having a lower effect on larger annual projected pre-tax book income.

Financial Condition
At September 30, 2021, our total assets were $17.80 billion, an increase of $692.4 million, or 4.0%, from $17.11 billion at December 31, 2020. The increase in total assets was due to the increases in cash and cash equivalents, securities available-for-sale and loans held for sale partially offset by a decline in loan receivable during the nine months ended September 30, 2021.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at September 30, 2021 totaled $58.5 million, a decrease of $1.2 million, or 2.0%, from $59.7 million at December 31, 2020.
At September 30, 2021 and December 31, 2020, total equity investments with readily determinable fair values totaled $27.1 million and $27.6 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $31.4 million and $32.1 million in equity investments without readily determinable fair values as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, equity investments without readily determinable fair values included $30.1 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the nine months ended September 30, 2021 and 2020.
Investment Securities Portfolio
At September 30, 2021, we had $2.67 billion in available for sale securities compared to $2.29 billion at December 31, 2020. The net unrealized gain on the available for sale securities at September 30, 2021 was $3.1 million compared to a net unrealized gain on securities of $46.2 million at December 31, 2020. The change in unrealized gain on investment securities from December 31, 2020 to September 30, 2021 was due to a decline in treasury rates.
During the nine months ended September 30, 2021, $993.9 million in investment securities were purchased and $552.8 million in investment securities were paid down. For the nine months ended September 30, 2021, there were no investment securities that matured, were called or sold.
We performed an analysis on our investment portfolio in unrealized loss positions as of September 30, 2021 and December 31, 2020 and determined that an allowance for credit losses was not required. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined to have zero loss expectation. At September 30, 2021, we also had five asset-back securities, five corporate securities, and twelve municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we still expect full payment of principal and interest.
Investments in Affordable Housing Partnerships
At September 30, 2021, we had $61.2 million in investments in affordable housing partnerships compared to $69.5 million at December 31, 2020. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the nine months ended September 30, 2021. Commitments to fund investments in affordable housing partnerships totaled $10.3 million at September 30, 2021 compared to $15.1 million at December 31, 2020. The decline in commitments to fund investments in affordable housing partnerships during the nine months ended September 30, 2021 was due to cash contributions, which reduced the remaining commitment balances.

Loans Held For Sale
Loans held for sale at September 30, 2021 totaled $179.1 million compared to $17.7 million at December 31, 2020, representing an increase of $161.4 million, or 909.5%. The increase in loans held for sale was largely due to the transfer of $131.2 million in loans rated substandard from loans receivable to loans held for sale during the third quarter of 2021. The transfer of these loans to held for sale was in line with management’s strategic plan to improve the credit quality of the loan portfolio through the sale of loans with elevated credit risk. Loans held for sale at September 30, 2021 also included $30.2 million in SBA loans held for sale and $17.7 million in residential mortgage loans held for sale. At December 31, 2020, loans held for sale consisted of entirely residential mortgage loans totaling $17.7 million.

Loans Receivable
At September 30, 2021, loans receivable totaled $13.42 billion, a decrease of $144.5 million from $13.56 billion at December 31, 2020. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	September 30, 2021		December 31, 2020
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$60,051	—%	$54,795	—%
Commercial	8,602,519	65%	8,425,959	63%
Construction	246,087	2%	291,380	2%
Total real estate loans	8,908,657	67%	8,772,134	65%
Commercial business	3,857,879	29%	4,157,787	31%
Residential mortgage	599,781	4%	582,232	4%
Consumer and other	52,374	—%	51,060	—%
Total loans receivable, net of deferred costs and fees	13,418,691	100%	13,563,213	100%
Allowance for credit losses	(136,774)		(206,741)
Loans receivable, net of allowance for credit losses	$13,281,917		$13,356,472
Our total loans receivable decreased from December 31, 2020 to September 30, 2021 largely due to a decrease in commercial business loans during the nine months ended September 30, 2021. Commercial business loans decreased $299.9 million from December 31, 2020 to September 30, 2021. The decrease in commercial business loans was largely due to the decrease in warehouse lines of credit from $1.01 billion at December 31, 2020 to $663.8 million at September 30, 2021 and the forgiveness of $429.1 million in SBA PPP loans during the nine months ended September 30, 2021. The declines in commercial business loans were partially offset by the origination of $324.5 million in SBA PPP loans during the first half of 2021. The net decrease in commercial business loans was also partially offset by an increase in commercial real estate loans of $136.5 million and residential mortgage of $17.5 million loans. During the nine months ended September 30, 2021, we sold $148.9 million and in loans consisting of mostly special mention and substandard rated loans. We saw record commercial real estate originations of $1.42 billion during the nine months ended September 30, 2021 which resulted in an overall increase in commercial real estate loans. We also purchased of $215.0 million in residential mortgage loans during the nine months ended September 30, 2021.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$2,373,741	$2,137,178
Standby letters of credit	117,132	108,834
Other commercial letters of credit	55,897	40,508
Total	$2,546,770	$2,286,520

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $113.7 million at September 30, 2021 compared to $143.3 million at December 31, 2020. The ratio of nonperforming assets to loans receivable and OREO was 0.85% at September 30, 2021 and 1.06% at December 31, 2020.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans (1)	$54,380	$85,238
Loans 90 days or more days past due, still accruing	4,567	614
Accruing restructured loans	39,509	37,354
Total nonperforming loans	98,456	123,206
OREO	15,213	20,121
Total nonperforming assets	$113,669	$143,327

Nonperforming loans to loans receivable	0.73%	0.91%
Nonperforming assets to loans receivable and OREO	0.85%	1.06%
Nonperforming assets to total assets	0.64%	0.84%
Allowance for credit losses to nonperforming loans	138.92%	167.80%
Allowance for credit losses to nonperforming assets	120.33%	144.24%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $20.6 million as of September 30, 2021 and $26.5 million as of December 31, 2020.

Allowance for Credit Losses
On January 1, 2020 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL, which significantly changed the credit losses estimation model for loans and investments. On January 1, 2020, we recorded a $26.2 million day 1 CECL adjustment as a result of adopting the new standard.
The allowance for credit losses (“ACL”) was $136.8 million at September 30, 2021 compared to $206.7 million at December 31, 2020. The ACL was 1.02% and 1.52% of loans receivable at September 30, 2021 and December 31, 2020, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at September 30, 2021 and December 31, 2020 totaled $14.9 million and $23.3 million, respectively. ACL on individually evaluated loans decreased to $6.4 million at September 30, 2021 from $7.3 million at December 31, 2020. The decline in ACL from December 31, 2020 to September 30, 2021 was due an overall improvement in the credit quality of the loan portfolio due to the sale and transfer to held for sale of loans with elevated credit risk. In addition, improved projected economic forecasts resulted in a large decline in expected losses on loans. ACL as a percentage of loans receivable at the adoption of CECL on January 1, 2020 was 0.98%. Our ACL coverage ratio of 1.02% at September 30, 2021 indicates that much of the reserves set aside due to the COVID-19 pandemic has been reversed and are no longer required based on the current economic environment and future expected forecasts of the economy.

The following table reflects our allocation of the ACL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	Allocation of Allowance for Credit Losses
	September 30, 2021		June 30, 2021		December 31, 2020
	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *
	(Dollars in thousands)
Loan Type
Real estate – residential	$371	0.62%	$330	0.54%	$391	0.71%
Real estate – commercial	103,561	1.20%	153,266	1.80%	159,527	1.89%
Real estate – construction	1,637	0.67%	1,657	0.66%	2,278	0.78%
Commercial business	27,372	0.71%	29,500	0.74%	39,155	0.94%
Residential mortgage	2,689	0.45%	3,612	0.66%	4,227	0.73%
Consumer and other	1,144	2.18%	1,087	2.31%	1,163	2.28%
Total	$136,774	1.02%	$189,452	1.41%	$206,741	1.52%
__________________________________
*    Held-for-sale loans of $179.1 million and $17.7 million at September 30, 2021 and December 31, 2020, respectively, were excluded.

ACL coverage ratio for all loan segments declined as of September 30, 2021 compared to December 31, 2020. The decrease in ACL coverage ratio for all loan types was due to a much stronger economic recovery from the COVID-19 pandemic in the forecast scenario selected for the ACL calculation. The improved forecast had a large positive impact on most loans which resulted in a reduction in required ACL. We were also able to reduce the balance of nonperforming and substandard loans through loan sales, transfers to loan held for sale and loan payoffs. The improved credit quality of the loan portfolio also contributed to the decline in ACL at September 30, 2021 compared to December 31, 2020.
The decrease in total ACL as of September 30, 2021 compared to December 31, 2020 consisted of a decline in both ACL for individually evaluated loans and collectively evaluated loans. Reserves for individually evaluated loans decreased from $7.3 million at December 31, 2020 to $6.4 million at September 30, 2021. The allowance requirement for loans evaluated on a collective basis declined significantly to $130.3 million at September 30, 2021 compared to $199.4 million at December 31, 2020.
Total charge offs for the nine months ended September 30, 2021 totaled $56.3 million. The large amount of charge offs was due to the charge off of a large relationship during the third quarter of 2021 combined with charge offs from the strategic sale of loans with elevated credit risk and the transfer of substandard loans to loans held for sale. A significant portion of the loans that were charged off in 2021 were previously reserved for and therefore did not require additional reserves at charge off. This resulted in a large decline in ACL during the three months ended September 30, 2021.

The following table shows the provisions (credit) for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
LOANS:
Average loans	$13,286,382	$12,728,558	$13,308,526	$12,581,703
Loans receivable	$13,418,691	$13,120,225	$13,418,691	$13,120,225

ALLOWANCE:
Balance, beginning of period	$189,452	$161,771	$206,741	$94,144
Less loan charge offs:
Real estate – commercial	(41,655)	(5,313)	(56,645)	(7,884)
Commercial business	(1,895)	(800)	(3,077)	(4,294)
Residential mortgage	(923)	—	(923)	—
Consumer and other	(110)	(237)	(251)	(1,033)
Total loan charge offs	(44,583)	(6,350)	(60,896)	(13,211)
Plus loan recoveries:
Real estate – commercial	1,113	159	2,588	351
Commercial business	778	2,251	1,859	4,830
Consumer and other	14	18	182	35
Total loans recoveries	1,905	2,428	4,629	5,216
Net loan charge offs	(42,678)	(3,922)	(56,267)	(7,995)
CECL day 1 adoption impact	—	—	—	26,200
Provision (credit) for credit losses	(10,000)	22,000	(13,700)	67,500
Balance, end of period	$136,774	$179,849	$136,774	$179,849

Net loan charge offs to average loans*	1.28%	0.12%	0.56%	0.08%
Allowance for credit losses to loans receivable at end of period	1.02%	1.37%	1.02%	1.37%
Net loan charge offs to allowance for credit losses*	124.81%	8.72%	54.85%	5.93%
Net loan charge offs to provision (credit) for credit losses	(426.78)%	17.83%	(410.71)%	11.84%

__________________________________
*    Annualized
We believe the ACL as of September 30, 2021 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. Among other things, if the effects of the COVID-19 pandemic are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts, which could have a material and adverse effect on our financial condition and results of operations.

COVID-19 Related Loan Modifications
During the first quarter of 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently, many of those requests for modifications were granted during the second quarter of 2020 in accordance with the guidelines of the CARES Act. Many of these modifications had deferral periods that expired in 2020 but some customers were granted a second modification. As of September 30, 2021, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $122.0 million, which represented approximately 0.9% of our total loan portfolio, a decline from 10.2% total modifications at December 31, 2020. Generally, we have not provided additional modifications under the CARES Act since the end of 2020. Based on our COVID-19 modifications expiration schedule, we expect most of our active modifications to be fully paid by end of 2021.
The following tables present total COVID-19 related modifications by loan type as of September 30, 2021 and December 31, 2020:

	COVID-19 Modifications
	September 30, 2021
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$—	$60,051	0.0%	$—
Real estate – commercial
Retail	50,821	2,387,883	2.1%	2,840
Hotel & motel	31,140	1,372,311	2.3%	188
Gas station & car wash	—	988,025	0.0%	—
Mixed use	19,651	787,956	2.5%	173
Industrial & warehouse	3,778	1,132,724	0.3%	87
Other	8,830	1,933,620	0.5%	56
Real estate – construction	—	246,087	0.0%	—
Commercial business	—	3,857,879	0.0%	—
Residential mortgage	7,653	599,781	1.3%	325
Consumer and other	117	52,374	0.2%	12
Total	$121,990	$13,418,691	0.9%	$3,681

	COVID-19 Modifications
	December 31, 2020
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$1,099	$54,795	2.0%	$42
Real estate – commercial
Retail	288,154	2,280,297	12.6%	5,046
Hotel & motel	720,420	1,615,019	44.6%	14,200
Gas station & car wash	11,282	889,165	1.3%	262
Mixed use	77,436	694,227	11.2%	1,811
Industrial & warehouse	29,842	1,084,840	2.8%	560
Other	115,428	1,862,411	6.2%	1,636
Real estate – construction	62,068	291,380	21.3%	1,146
Commercial business	37,925	4,157,787	0.9%	154
Residential mortgage	35,744	582,232	6.1%	466
Consumer and other	763	51,060	1.5%	41
Total	$1,380,161	$13,563,213	10.2%	$25,364

In accordance with the CARES Act and interagency guidance, qualifying modifications provide banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. As of September 30, 2021, loans modified under Section 4013 of the CARES Act and interagency guidance were not included as TDRs unless the loans were previously classified as TDR prior to the modification. When a loan is no longer modified under the CARES Act, the option to temporarily suspend certain requirements under U.S. GAAP no longer apply.
At September 30, 2021, we had $41.8 million in loan accrued interest receivables compared to $54.6 million at December 31, 2020. Total accrued interest receivables related to loans modified due to COVID-19 totaled $3.7 million at September 30, 2021 compared to $25.4 million at December 31, 2020. At September 30, 2021, we had $320 thousand in recorded ACL for accrued interest receivables that relate to COVID-19 loan deferrals compared to $1.0 million at December 31, 2020. The ACL on accrued interest receivables was calculated by applying the same loss rate on COVID-19 modified loans from our CECL calculation to the related accrued interest balances by loan type as of September 30, 2021.
OREO
At September 30, 2021, OREO, net totaled $15.2 million, a decrease of $4.9 million compared to $20.1 million at December 31, 2020. During the nine months ended September 30, 2021, there were no loans transferred to OREO and we sold six OREO with total carrying balance of $3.3 million. OREO are presented on the balance sheet net of OREO valuation allowances. OREO valuation allowance at September 30, 2021 and December 31, 2020 both totaled $4.7 million.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At September 30, 2021, deposits increased $728.6 million, or 5.1%, to $15.06 billion from $14.33 billion at December 31, 2020. The increase in deposits was primarily due to increases in demand deposits and money market and NOW accounts offset partially by a decrease in time deposits. Demand deposits increased $1.19 billion during the nine months ended September 30, 2021 due to an increase in retail deposits. Time deposits decreased $1.12 billion from December 31, 2020 to September 30, 2021 due to a decline in customer deposits of $717.3 million and a decline in brokered time deposits of $400.4 million.
At September 30, 2021, 39.9% of total deposits were noninterest bearing demand deposits, 19.0% were time deposits, and 41.1% were interest bearing demand and savings deposits. At December 31, 2020, 33.6% of total deposits were noninterest bearing demand deposits, 27.8% were time deposits, and 38.6% were interest bearing demand and savings deposits.
At September 30, 2021, we had $375.3 million in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.14 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2020. The California State Treasurer time deposits at September 30, 2021 had original maturities of three months, had a weighted average interest rate of 0.10%, and were collateralized with securities with total fair value of $390.6 million. Time deposits of more than $250 thousand at September 30, 2021 totaled $1.54 billion compared to $1.85 billion at December 31, 2020.
The following is a schedule of certificates of deposit maturities as of September 30, 2021:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,175,058	41%
Over three months through six months	575,713	20%
Over six months through nine months	570,916	20%
Over nine months through twelve months	492,001	17%
Over twelve months	55,083	2%
Total time deposits	$2,868,771	100%

FHLB Advances and Other Borrowings
We utilize FHLB advances as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At September 30, 2021, FHLB advances totaled $200.0 million and had an average weighted remaining maturity of 7.5 months compared to $250.0 million in FHLB advances with an average weighted remaining maturity of 9.6 months at December 31, 2020.
We did not have federal funds purchased at September 30, 2021 and December 31, 2020.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $105.1 million at September 30, 2021 and $104.2 million at December 31, 2020. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at September 30, 2021 was $216.0 million, net of $1.5 million in uncapitalized issuance costs. At December 31, 2020, the net carrying balance of convertible notes was $204.6 million, net of $12.9 million in discounts and issuance costs. The increase in convertible notes from December 31, 2020 to September 30, 2021 was due to the early adoption of ASU 2020-06 on January 1, 2021. With the adoption of ASU 2020-06, the convertible notes are accounted for entirely as debt and no longer has a discount or equity portion (see footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued).
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
Total stockholders’ equity was $2.07 billion at September 30, 2021 and $2.05 billion at December 31, 2020. During the nine months ended September 30, 2021, shareholders’ equity increased by $20.7 million due to increases in net income earned of $152.9 million and from a $10.7 million adjustment to beginning retained earnings upon early adoption of ASU 2020-06 offset partially by decreases in other comprehensive income of $29.2 million, dividends paid of $51.8 million, share repurchases of $47.2 million, and additional paid-in capital of $14.8 million. The $14.8 million decline in additional paid-in capital during the nine months ended September 30, 2021 included $3.5 million in stock based compensation and was offset by an $18.3 million decrease to reverse the equity portion of our convertible notes, net of taxes upon the adoption of ASU 2020-06.
On July 22, 2021, our Board of Directors approved a new stock repurchase plan that authorizes management to repurchase up to $50 million of common stock. Stock repurchases through the new plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. As of September 30, 2021, we have $2.8 million left of the $50 million stock repurchase plan.
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
At September 30, 2021, our common equity Tier 1 capital was $1.62 billion compared to $1.57 billion at December 31, 2020. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and includes our trust preferred securities, was $1.72 billion at September 30, 2021 and $1.67 billion at December 31, 2020. At September 30, 2021, the common equity Tier 1 capital ratio was 11.01%. The total capital to risk-weighted assets ratio was 12.42% and the Tier 1 capital to risk-weighted assets ratio was 11.70%. The Tier 1 leverage capital ratio at September 30, 2021 was 9.98%.

At September 30, 2021 and December 31, 2020, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below.

	As of September 30, 2021
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,623,011	11.01%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,830,601	12.42%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,724,167	11.70%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,724,167	9.98%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,911,158	12.97%	$957,472	6.50%	$953,686	6.47%
Total risk-based capital ratio (to risk-weighted assets)	$2,017,592	13.70%	$1,473,034	10.00%	$544,558	3.70%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,911,158	12.97%	$1,178,427	8.00%	$732,731	4.97%
Tier 1 capital to total assets (to average assets)	$1,911,158	11.07%	$863,404	5.00%	$1,047,754	6.07%

	As of December 31, 2020
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,568,508	10.94%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,846,229	12.87%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,668,786	11.64%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,668,786	10.22%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,850,091	12.90%	$932,066	6.50%	$918,025	6.40%
Total risk-based capital ratio (to risk-weighted assets)	$2,027,534	14.14%	$1,433,948	10.00%	$593,586	4.14%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,850,091	12.90%	$1,147,159	8.00%	$702,932	4.90%
Tier 1 capital to total assets (to average assets)	$1,850,091	11.33%	$816,551	5.00%	$1,033,540	6.33%

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
At September 30, 2021, our total borrowing capacity from the FHLB was $4.37 billion of which $4.15 billion was unused and available to borrow. At September 30, 2021, our total borrowing capacity from the FRB Discount Window was $517.0 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and equity investments were $2.87 billion at September 30, 2021 compared to $2.23 billion at December 31, 2020. Cash and cash equivalents were $627.4 million at September 30, 2021 compared to $350.6 million at December 31, 2020. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.
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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2021, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	September 30, 2021		December 31, 2020
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	11.16%	1.57%	4.81%	5.11%
+ 100 basis points	5.66%	1.96%	2.35%	3.29%
- 100 basis points	(2.89)%	(7.31)%	(1.31)%	(7.63)%
- 200 basis points	(4.17)%	(18.29)%	(1.41)%	(10.80)%

LIBOR Transition
On July 27, 2017, the Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021. As a result, it was expected that after 2021, LIBOR rates would no longer be available or would no longer be viewed as an acceptable benchmark rate.
In March 2020, the FASB issued ASU 2020-04 and in January 2021 issued ASU 2021-01 which provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. These issuances are intended to help stakeholders during the global market-wide reference rate transition period and the committee overseeing our transition process is evaluating the optional guidance.
On March 5, 2021, the Intercontinental Exchange Benchmark Administration announced, in conjunction with the FCA, that it would cease the publication of one week and two months U.S. dollar LIBOR settings on December 31, 2021 and would cease the publication of overnight and twelve months U.S. dollar LIBOR settings on June 30, 2023. The FCA also stated that immediately after June 30, 2023, the 1 month, 3 month, and 6 month U.S. dollar LIBOR settings will no longer be representative and representativeness will not be restored.The regulators have also issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.
The Company has financial instruments that are indexed to LIBOR including investment securities available for sale, loans, derivatives, subordinated debentures, and other financial contracts that mature after December 31, 2021. The Company has formed a committee to oversee the transition process and to facilitate an orderly transition from LIBOR, and other interbank offered rates, to alternative reference rates for the Company and its clients in a manner consistent with supervisory expectations. The transition away from LIBOR is not expected to have a material impact on the Company’s consolidated financial statements. For additional information about our associated risks, please refer to Item 1A, Risk Factors, in our 2020 Form 10-K.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $144 thousand at September 30, 2021. It is reasonably possible the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended September 30, 2021.
In July 2021, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The Company repurchased approximately $47.2 million in common stock during the three months ended September 30, 2021.
The following table summarizes share repurchase activities during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
July 1, 2021 to July 31, 2021	584,155	$13.39	584,155	$42,178
August 1, 2021 to August 31, 2021	1,253,411	13.65	1,253,411	25,069
September 1, 2021 to September 30, 2021	1,649,860	13.50	1,649,860	2,802
Total	3,487,426	$13.53	3,487,426

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

HOPE BANCORP, INC.

Date:	November 8, 2021	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	November 8, 2021	/s/ Alex Ko
Alex Ko
Senior Executive Vice President and Chief Financial Officer