Form 10-K
period 2021-12-31
HOPE BANCORP INC
filed 2022-02-28
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, as reported on the NASDAQ Global Select Market, was approximately $1,677,552,195.
Number of shares outstanding of the registrant’s common stock as of February 18, 2022: 120,114,184
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Hope Bancorp, Inc.

Form 10-K
For the Year Ended December 31, 2021

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

PART I
Item 1.    BUSINESS
General
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis with the Bank of Hope) is a bank holding company headquartered in Los Angeles, California. The Company was incorporated in Delaware in the year 2000. We offer commercial and retail banking loan and deposit products through our wholly-owned subsidiary, Bank of Hope, a California state-chartered bank (the “Bank” or “Bank of Hope”). The Bank primarily focuses its business in ethnic communities in California, the greater New York City, Chicago, Houston, Dallas, and Seattle metropolitan areas, New Jersey, Virginia, Georgia and Alabama. Our headquarters are located at 3200 Wilshire Boulevard, Suite 1400, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
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
Through our current network of 54 branches and 11 loan production offices, we offer core business banking products for small and medium-sized businesses and individuals. We accept deposits and originate a variety of loans, including commercial business loans, real estate loans, trade finance loans, Small Business Administration (“SBA”) loans, auto loans, single-family mortgages, warehouse lines of credit, personal loans, and credit cards. We offer cash management services to our business customers, which include remote deposit capture, lock box, and ACH origination services. We offer comprehensive investment and wealth management services to high-net-worth clients. We also offer a mobile banking application for smart devices that extends access to banking services, such as mobile deposits and bill payment for our customers at all times. In an effort to better meet our customers’ needs, our mini-market branches generally offer hours from 9 a.m. to 6 p.m. Most of our branches offer 24-hour automated teller machines (“ATMs”). We also offer debit card services to all customers. In addition, most of our branches offer foreign exchanges services, safe deposit boxes, and other customary bank services. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
Lending Activities
Commercial Business Loans
We provide commercial loans to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, and other business related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credit) or (2) long-term loans (or term loans to businesses). Short-term loans are often used to finance current assets such as inventory and accounts receivable and typically have terms of one year with interest paid monthly on the outstanding balance with the principal balance due at maturity. Long-term loans typically have terms of five to seven years with principal and interest paid monthly. The credit worthiness of our borrowers is evaluated before a loan is originated and is periodically reviewed to ascertain whether credit quality changes have occurred. Commercial business loans are typically collateralized by the borrower’s business assets and/or real estate. We seek to establish deposit relationships with all of our commercial business loan customers.
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

Real Estate Loans
Real estate loans are extended for the purchase and refinance of real estate and are generally secured by first deeds of trust. The maturities on the majority of such loans are generally five to seven years with a 25-year principal amortization schedule and a balloon payment due at maturity. We offer both fixed and floating rate real estate loans. It is our general policy to restrict real estate loan amounts to no more than 75% of the appraised value of the property at the date of origination.
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
We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we can recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold. During the fourth quarter of 2018, we stopped the practice of regularly selling the guaranteed portion of SBA loans due to the reduction in premium rates paid in the secondary market. However, premiums paid for SBA guaranteed loans have increased due to the low interest rate environment and increased liquidity held by banks and other financial institutions. As a result, we decided to return to the practice of regularly selling SBA guaranteed loans in 2021.
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
In 2020, the government established the SBA Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to assist companies to continue paying workers and staff during the COVID-19 pandemic. We funded $480.2 million in SBA guaranteed PPP loans during the year ended December 31, 2020 and funded $324.5 million in second round PPP loans during the year ended December 31, 2021.
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

Investing Activities
The main objective of our investment strategy is to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs”), and federal funds sold. Our investments include equity investments and an available for sale investment portfolio which consists of government sponsored agency bonds, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), asset-backed securities, corporate securities, and municipal securities. For a detailed breakdown of our investments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”
Our securities are classified for accounting purposes as equity investments or investments available for sale. We do not own held to maturity or trading investment portfolios. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available for sale at the time of purchase.
Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings accounts, time deposit accounts, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay, remote deposit capture, lock boxes, and ACH origination services. In addition to our retail and business deposits, we obtain both secured and unsecured wholesale deposits including public deposits such as State of California Treasurer’s time deposits, brokered demand deposits, money market, and time deposits, and deposits gathered from outside of the Bank’s normal market area through deposit listing services and our online banking platform.
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
We may also borrow from the Federal Reserve Bank. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 99% of the estimated fair value of qualifying loans and securities that we pledge.
Long-Term Debt
At December 31, 2021, we had nine wholly-owned subsidiary grantor trusts (“Trusts”) that have issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures of Hope Bancorp (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures (which have maturity dates ranging from 2033 to 2037), or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a specified redemption price. We also have the right to defer interest on the Debentures for up to five years.

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
Market Area and Competition
We currently have 54 banking offices in areas having high concentrations of Korean-Americans, of which 29 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 10 are located in the New York City metropolitan area and New Jersey, four are in the Chicago metropolitan area, three are in the Seattle metropolitan area, four are in Texas, two are in Virginia, one is in Alabama, and one is in Georgia. We also have 11 loan production offices located in Houston, Dallas, Seattle, Atlanta, Denver, Portland, Fremont, and Southern California and a representative office in Seoul, South Korea. The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulations, changes in technology and product delivery systems, and consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
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
From time to time, legislation and regulations are enacted or adopted which have the effect of increasing the cost of doing business, limiting, or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, financial holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in state legislatures, and by various regulatory agencies. These proposals may result in changes in banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business, limit permissible activities, restrict our growth or expansionary activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Supervision and Regulation.”

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
The following summarizes certain banking laws and regulations that apply to Hope Bancorp and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.
Bank Holding Company Regulation
Hope Bancorp is a registered bank holding company under the Bank Holding Company Act. As a bank holding company, Hope Bancorp is subject to regulation, supervision and regular examination by the FRB and is required to file periodic reports of its operations with the FRB and other such reports as the FRB may require.
Bank holding companies are required to maintain certain levels of capital (See “Capital Adequacy Requirements”) and must serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. FRB regulations and polices limit the dividends a bank holding company may pay to its stockholders and the amount of its shares that it may repurchase (See “Dividends and Stock Repurchases”). FRB rules and policies also regulate provisions of certain bank holding company debt and the FRB may impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem debt securities in certain situations.
The FRB may require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary. Under certain circumstances, the FRB could, for example, prohibit Hope Bancorp from paying dividends or repurchasing its common stock on the basis that doing would be an unsafe or unsound banking practice.
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
The Basel III Capital Rules (i) introduced a new capital measure called “common equity Tier 1 and a related regulatory capital ratio of common equity Tier 1 to risk‑weighted assets, (ii) specified that Tier 1 capital consists of common equity Tier 1 and “additional Tier 1 capital” instruments meeting certain requirements, (iii) mandated that most deductions and adjustments to regulatory capital measures be made to common equity Tier 1 and not to the other components of capital, and (iv) expanded the scope of the deductions from and adjustments to capital compared to prior capital rules. The Basel III Capital Rules differ from earlier capital rules by excluding from Tier 1 capital trust preferred securities (subject to certain grandfathering exceptions for organizations like Hope Bancorp, which had less than $15 billion in assets as of December 31, 2009), mortgage servicing rights and certain deferred tax assets and to include unrealized gains and losses on available for sale debt and equity securities (unless the organization opts out of including such unrealized gains and losses).
Under the Basel III Capital Rules, the minimum capital ratios applicable to Hope Bancorp and the Bank are as follows:
•4.5% common equity Tier 1 to risk‑weighted assets;
•6.0% Tier 1 capital (that is, common equity Tier 1 plus additional Tier 1 capital) to risk‑weighted assets;
•8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and
•4.0% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”). (To be considered well-capitalized under the Prompt Corrective Action framework, the Bank must maintain a minimum Tier 1 leverage ratio of at least 5.0%.)
The Basel III Capital Rules include an additional “capital conservation buffer” of 2.5% of risk-weighted assets above the regulatory minimum capital ratios. If Hope Bancorp and the Bank do not maintain capital sufficient to satisfy the capital conservation buffer, we would face restrictions in our ability to pay dividends, repurchase shares, and pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the minimum ratios for a banking organization are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. Management believes that as of December 31, 2021, Hope Bancorp and the Bank met all requirements under the Basel III Capital Rules applicable to them on a fully phased-in basis, including the capital conservation buffer. At December 31, 2021, the ratios of each of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes and satisfied the capital conservation buffer requirement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
While the Basel III Capital Rules set higher regulatory capital standards for Hope Bancorp and the Bank, bank regulators may also continue their past policies of expecting banks to maintain capital in excess of the minimum requirements. The implementation of the Basel III Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.
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
•We are subject to periodic examination by the Consumer Finance Protection Bureau (“CFPB”) with respect to compliance with federal consumer laws. Although we were previously subject to regulations issued by the CFPB, the Bank’s primary federal regulator, the FDIC, previously had responsibility for our consumer compliance examinations. See “Consumer Finance Protection Bureau.”
•We are subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions.
•We calculate our FDIC deposit assessment base using a performance score and a loss-severity score system described below in “Deposit Insurance.”
•We are subject to the “Volcker Rule,” which generally restricts us from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. While Hope Bancorp and the Bank had no investment positions or relationships at December 31, 2021 that were subject to the Volcker Rule, we may be subject to the compliance and recording keeping provisions of this rule.
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
Community Reinvestment Act
The Bank is subject to the CRA, which requires federal banking regulators to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The federal banking agencies consider a financial institution’s compliance with the CRA into account when considering regulatory applications for mergers and other expansionary activities. The Bank received a “Satisfactory” rating in the most recent public disclosure of CRA performance evaluation released by the FDIC in 2021, which states that the Bank’s CRA performance under the lending, investment, and service tests supports the overall rating.
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
•Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude Hope Bancorp or the Bank from being deemed well capitalized which, in the case of the Bank, would restrict its ability to accept certain brokered deposits, for example;
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
The Bank is a legal entity that is separate and distinct from Hope Bancorp. Hope Bancorp depends on the Bank’s payment of dividends as its primary source of cash for use in Hope Bancorp’s operations, Hope Bancorp’s payment of dividends to stockholders and Hope Bancorp’s stock repurchases. The Bank’s ability to pay dividends to Hope Bancorp is subject to provisions of the California Financial Code that limit the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of (1) retained earnings of the Bank; (2) the net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Bank’s ability to pay cash dividends to Hope Bancorp will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. If the Bank does not maintain an adequate capital conservation buffer under the Basel III Capital Rules, the Bank may face restrictions on its ability to pay dividends to Hope Bancorp.
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
The Company respects, values, and invites diversity in our team members, customers, suppliers, marketplace, and community. We seek to recognize the unique contribution each individual brings to our company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success. We provide professional development opportunities to team members and seeks to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, mentoring, and tuition fee reimbursements to support job related higher education. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Pandemic Response Plan” for additional information)
We offer a comprehensive benefits program to our employees and design our compensation programs to attract, retain and motivate employees, as well as to align with Company performance.
As of December 31, 2021, we had 1,476 full-time equivalent employees compared to 1,408 full-time equivalent employees at December 31, 2020. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.
We are committed and focused on the health and safety of our team members, customers, and communities. The COVID-19 pandemic presented challenges to maintain team member and customer safety while continuing to be open for business. Accordingly, as part of the Pandemic Response Plan, a Pandemic Response Team and a Business Continuity Program Team were formed which closely monitor the COVID-19 situation, identifying issues and developing responses to reduce risks related to COVID-19 to our customers, employees, and communities. The teams manage our pandemic response, including providing access to recent safety standards from the Centers for Disease Control and Prevention, the Occupational Safety and Health Administration, and other agencies as well as our workplace guidelines for non-customer and customer environments. In addition, current information is shared through regular emails and other digital communications with our team members and customers facing financial hardships due to COVID-19. Additional actions included adjusting our banking center hours, lobby usage, and encouraging team members to work remotely where possible during the pandemic. We continue to monitor our footprint for areas where there is a resurgence or regression of COVID-19 and adjust our banking center availability accordingly.
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
•Our employees had nearly 459 hours of CRA-reportable volunteer hours in 2021;
•We funded approximately $3.99 billion of loans in 2021;
•We have invested in affordable housing partnership investments, CRA investment, and CDFI investments;
•We had approximately $663.0 million of CRA-reportable small business lending in 2021;
•We had approximately $10.0 million of donations and sponsorships over the last 10 years; and
•We contributed approximately $2.3 million to the Hope Scholarship Foundation since its establishment in 2001.

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
Risks Related to our Business
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City, Chicago, Houston, Dallas, and Seattle metropolitan areas, New Jersey, Virginia, Georgia and Alabama. Adverse economic conditions in our market areas could potentially have a material adverse impact on the quality of our business. A renewed economic slowdown in the markets in which we operate currently and in the future may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:
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
Through the pandemic we have worked to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although government legislation and regulatory guidance provides that such loan modifications are temporarily exempt from the reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods, particularly after the temporarily relief from TDR accounting expires.
The demand for our products and services has been and could again be significantly adversely impacted due to COVID-19, which could materially and adversely affect our financial condition and results of operations. Furthermore, the pandemic could result in the recognition of amplified credit losses in our loan portfolios and increases in our allowance for credit losses, particularly as more and more businesses are closed. Similarly we may be required to recognize impairments on goodwill or impairment on other financial instruments we hold.
Inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations.
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2021, approximately 65% of our loan portfolio consisted of loans secured by various types of commercial real estate (not including 1-4 family residential mortgage loans). A slowdown in the economy is often accompanied by declines in the value of real estate. In the height of the COVID-19 pandemic, the impact of the virus resulted in renewed deterioration in the real estate market generally and in commercial real estate values in particular. Such developments may result in additional loan charge-offs and provisions for credit losses, which may have a material and adverse effect on our net income and capital levels.

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
We face risks associated with the replacement of LIBOR. The London Interbank Offered Rate, or LIBOR, was largely phased out at the end of 2021 with the exception of certain U.S. dollar-based benchmarks that will be phased out in 2023. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in new agreements. LIBOR has served as the benchmark rate worldwide for many financial assets, such as loans, bonds and other securities. While a working group comprised of the Federal Reserve and other market participants proposed an alternative, the Secured Overnight Financing Rate (“SOFR”), there is no consensus on what rate or rates may become accepted alternatives to LIBOR. The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. The transition could, for example:
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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks. Companies are facing increasing scrutiny from customers, regulators, investors, investor advocacy groups, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG related compliance costs will result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our financial condition and results of operations. New government regulations could also result in new or more stringent forms of ESG oversight and expand mandatory and voluntary reporting, diligence, and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We, along with our customers, will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We may also face cost increases, asset value reductions, operating process changes, among other impacts. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.
We have recently established an internal working group to develop a strategic ESG roadmap and framework that we anticipate will be presented to and reviewed by our Board of Directors during 2022. However, there is no guarantee that our efforts will adequately address new laws and regulations and governmental efforts as well as investor concerns. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
As we expand outside our traditional geographic markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have offices in the greater New York City, Chicago, Houston, Dallas, and Seattle metropolitan areas, New Jersey, Virginia, Colorado, Georgia and Alabama. Over time, we may seek to establish offices to serve Korean-American and other ethnic communities in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.

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
There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules, regulations of, and examination by the FRB, the FDIC, the DFPI, and the CFPB. In addition, we are subject to the rules and regulation of the Nasdaq Stock Market and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:
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
In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies, including the Bank and Hope Bancorp, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, as we have grown beyond $10 billion in assets, we are subject to enhanced CFPB examination and required to perform more comprehensive stress-testing on our business and operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The BSA, the USA PATRIOT Act of 2001, the Anti-Money Laundering Act of 2020, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.
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
The sales of SBA 7(a) loans results in both premium income for us at the time of sale, and creates a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, financial condition, results of operations and prospects.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.PROPERTIES
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2021, we operated full-service branches at 47 leased and seven owned facilities, and we operated loan production offices at 11 leased facilities. Expiration dates of our leases range from 2022 to 2032. We believe our present facilities are suitable and adequate for our current operating needs.
Item 3.LEGAL PROCEEDINGS
In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled approximately $52 thousand at December 31, 2021. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

Part II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HOPE.”
The following table sets forth quarterly dividends paid on our common stock for the past two fiscal years:

	For the Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Dividends Paid	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14
The closing price for our common stock on the NASDAQ Global Select Market on February 18, 2022 was $17.08 per share. As of February 18, 2022, there were 1,118 stockholders of record of our common stock.
Unregistered Sales of Equity Securities
There were no sales of any equity securities by the Company during the period covered this Annual Report on Form 10-K that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In July 2021, our Board of Directors approved a share repurchase program that authorized Hope Bancorp to repurchase up to $50.0 million of its common stock. We repurchased $47.2 million during the third quarter of 2021 and repurchased the remaining $2.8 million in common stock under the repurchase program in December 2021.
The following table summarizes share repurchase activities during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
October 1, 2021 to October 31, 2021	—	$—	—	$2,802
November 1, 2021 to November 30, 2021	—	—	—	2,802
December 1, 2021 to December 31, 2021	194,842	14.38	194,842	—
Total	194,842	$14.38	194,842

In January 2022, the Company announced that its Board of Directors approved another share repurchase program that authorizes Hope Bancorp to repurchase up to $50.0 million of its common stock. As of this report date, there were no shares repurchased from this plan.

Stock Performance Graph
The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on our common stock with (i) the cumulative total return of the NASDAQ Composite Index, (ii) the cumulative total return of the S&P Small Cap 600 Index, (iii) the cumulative total return of the S&P U.S. BMI Banks Index, and (iv) the cumulative total return of the S&P 500 Index. The graph assumes an initial investment of $100 and reinvestment of dividends. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not indicative of future price performance. The graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by Hope Bancorp under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.

ASSUMES $100 INVESTED ON DECEMBER 31, 2016
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2021

	Period Ending
Stock/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Hope Bancorp, Inc.	$100.00	$85.60	$57.49	$74.90	$58.41	$82.05
NASDAQ Composite	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
S&P 600 Index	$100.00	$113.23	$103.63	$127.24	$141.60	$179.58
S&P U.S. BMI Banks Index	$100.00	$118.21	$98.75	$135.64	$118.33	$160.89
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41

Item 6.[RESERVED]

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
Overview
We offer a full range of commercial and retail banking loan and deposit products through Bank of Hope. We have 54 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Georgia and Alabama. We have 11 loan production offices located in Atlanta, Houston, Dallas, Denver, Portland, Seattle, Fremont, and in Southern California. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, real estate loans, trade finance loans, SBA loans, and consumer loans.
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
The COVID-19 pandemic substantially and negatively impacted the United States economy and disrupted global supply chains. In addition, the pandemic has resulted in permanent and temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. Although the United States has seen a recent decline in new cases of COVID-19 as a result of the vaccination efforts underway, and many states have now relaxed most of the business closures and other social distancing requirements, concerns over COVID-19 still exist.
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

On March 27, 2020, former President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the global pandemic. The CARES Act provided approximately $2.2 trillion in emergency economic relief funds, expanded SBA lending and provided temporary relief of certain modifications from TDR classification. In December 2020, the President signed the Consolidated Appropriations Act of 2021 which included another $900 billion in stimulus relief for the COVID-19 pandemic to provide emergency economic relief funds, further expanded SBA lending with additional funds for SBA Paycheck Protection Program (“PPP”), and provided an extension for the relief of certain modifications from TDR classification. We have assisted many of our customers in availing themselves of certain provisions of the CARES Act by providing loan modifications to borrowers consisting of mostly payment deferrals (see “COVID-19 Related Loan Modifications” in the Financial Conditions section of the MD&A for more information). We funded $480.2 million in SBA PPP loans in 2020 and funded $324.5 million in second round PPP loans during the year ended December 31, 2021.
On March 11, 2021, President Joe Biden signed into law the American Rescue Plan Act of 2021. The American Rescue Plan is a $1.9 trillion rescue package designed to help the United States recovery from the impact that the COVID-19 pandemic has had on the country. On September 9, 2021, President Biden announced executive orders for new federal vaccine requirements that includes a mandate to all employers with more than 100 workers to require employees to be vaccinated or tested for the COVID-19 virus on a weekly basis. Since we have more than 100 employees, this vaccine mandate would apply to our operations. However, the validity of the mandate continues to be challenged in the courts.
At December 31, 2021, all of our regulatory capital ratios for Hope Bancorp and the Bank were in excess of the minimum requirements set by our regulators. While we currently believe that we have sufficient excess capital and liquidity to withstand the economic impact of the COVID-19 pandemic, further economic deterioration or an extended recession could adversely impact our capital and liquidity positions.

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

Selected Financial Data
The following table presents selected financial and other data for each of the years in the five-year period ended December 31, 2021. The information below should be read in conjunction with, the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	As of or For The Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$566,532	$598,878	$684,786	$650,172	$572,104
Interest expense	53,762	131,380	218,191	162,245	90,724
Net interest income	512,770	467,498	466,595	487,927	481,380
Provision (credit) for credit losses	(12,200)	95,000	7,300	14,900	17,360
Net interest income after provision (credit) for credit losses	524,970	372,498	459,295	473,027	464,020
Noninterest income	43,594	53,432	49,683	60,180	66,415
Noninterest expense	293,292	283,639	282,628	277,726	266,601
Income before income tax provision	275,272	142,291	226,350	255,481	263,834
Income tax provision	70,700	30,776	55,310	65,892	124,389
Net income	$204,572	$111,515	$171,040	$189,589	$139,445

Per Common Share Data:
Earnings - basic	$1.67	$0.90	$1.35	$1.44	$1.03
Earnings - diluted	$1.66	$0.90	$1.35	$1.44	$1.03
Book value (period end)	$17.44	$16.66	$16.19	$15.03	$14.23
Cash dividends declared per common share	$0.56	$0.56	$0.56	$0.54	$0.50
Number of common shares outstanding (period end)	120,006,452	123,264,864	125,756,543	126,639,912	135,511,891
Balance Sheet Data—At Period End:
Assets	$17,889,061	$17,106,664	$15,667,440	$15,305,952	$14,206,717
Securities available for sale	$2,666,275	$2,285,611	$1,715,987	$1,846,265	$1,720,257
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$13,952,743	$13,563,213	$12,276,007	$12,098,115	$11,102,575
Deposits	$15,040,450	$14,333,912	$12,527,364	$12,155,656	$10,846,609
FHLB advances and federal funds purchased	$300,000	$250,000	$625,000	$821,280	$1,227,593
Subordinated debentures	$105,354	$104,178	$103,035	$101,929	$100,853
Convertible notes, net	$216,209	$204,565	$199,458	$194,543	$—
Stockholders’ equity	$2,092,983	$2,053,745	$2,036,011	$1,903,211	$1,928,255

Average Balance Sheet Data:
Assets	$17,467,665	$16,515,102	$15,214,412	$14,749,166	$13,648,963
Securities available for sale	$2,392,589	$1,899,948	$1,796,412	$1,772,080	$1,679,468
Gross loans, including loans held for sale	$13,343,431	$12,698,523	$11,998,675	$11,547,022	$10,642,349
Deposits	$14,727,778	$13,560,531	$12,066,719	$11,628,177	$10,751,886
Stockholders’ equity	$2,071,453	$2,032,570	$1,981,811	$1,910,224	$1,907,746

	As of or For The Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	1.17%	0.68%	1.12%	1.29%	1.02%
Return on average stockholders’ equity(2)	9.88%	5.49%	8.63%	9.92%	7.31%
Average stockholders’ equity to average assets	11.86%	12.31%	13.03%	12.95%	13.98%
Dividend payout ratio (dividends per share/earnings per share)	33.71%	62.22%	41.54%	37.58%	48.54%
Net interest spread(3)	2.86%	2.58%	2.65%	3.04%	3.46%
Net interest margin(4)	3.09%	3.00%	3.27%	3.53%	3.80%
Yield on interest earning assets(5)	3.42%	3.84%	4.81%	4.71%	4.51%
Cost of interest bearing liabilities(6)	0.56%	1.26%	2.16%	1.67%	1.05%
Efficiency ratio(7)	52.72%	54.45%	54.74%	50.67%	48.67%

Regulatory Capital Ratios:
Hope Bancorp:
Common Equity Tier 1	11.03%	10.94%	11.76%	11.44%	12.30%
Tier 1 Leverage	10.11%	10.22%	11.22%	10.55%	11.54%
Tier 1 risk-based	11.70%	11.64%	12.51%	12.21%	13.11%
Total risk-based	12.42%	12.87%	13.23%	12.94%	13.82%
Bank of Hope:
Common Equity Tier 1	12.96%	12.90%	13.72%	13.63%	12.95%
Tier 1 Leverage	11.20%	11.33%	12.29%	11.76%	11.40%
Tier I risk-based	12.96%	12.90%	13.72%	13.63%	12.95%
Total risk-based	13.68%	14.14%	14.44%	14.36%	13.66%

Asset Quality Data:
Nonaccrual loans(8)	$54,616	$85,238	$54,785	$53,286	$46,775
Loans 90 days or more past due and still accruing (9)	2,131	614	7,547	1,529	407
Accruing restructured loans	52,418	37,354	35,709	50,410	67,250
Total nonperforming loans	109,165	123,206	98,041	105,225	114,432
Other real estate owned	2,597	20,121	24,091	7,754	10,787
Total nonperforming assets	$111,762	$143,327	$122,132	$112,979	$125,219

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.39%	0.63%	0.45%	0.44%	0.42%
Nonperforming loans to loans receivable	0.78%	0.91%	0.80%	0.87%	1.03%
Nonperforming assets to total assets	0.62%	0.84%	0.78%	0.74%	0.83%
Nonperforming assets to loans receivable and other real estate owned	0.80%	1.06%	0.99%	0.93%	1.13%
Allowance for credit losses to loans receivable	1.01%	1.52%	0.77%	0.77%	0.76%
Allowance for credit losses to nonaccrual loans	257.34%	242.55%	171.84%	173.70%	180.74%
Allowance for credit losses to nonperforming loans	128.75%	167.80%	96.03%	87.96%	73.88%
Allowance for credit losses to nonperforming assets	125.76%	144.24%	77.08%	81.92%	67.51%
Net charge-offs to average loans receivable	0.40%	0.07%	0.04%	0.06%	0.11%
____________________________________________________
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
(8)Excludes delinquent SBA loans that are guaranteed and currently in liquidation.
(9)Excludes acquired credit impaired loans totaling $13.2 million, $14.1 million, and $18.1 million as of December 31, 2019, 2018, and 2017, respectively.

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
Business Combinations
Description - Mergers and acquisitions are accounted for in accordance with ASC 805 “Business Combinations” using the acquisition method of accounting. Assets and liabilities acquired and assumed are generally recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. If the fair value of net assets acquired exceeds the purchase consideration, a bargain purchase is recorded. Critical accounting policies related to acquired loans is discussed in more detail below under “Purchase Credit Deteriorated Loans” (“PCD”).
Subjective Estimates and Judgments - Determining the fair value of assets and liabilities acquired often involves estimates based on internal estimate or third-party valuations using a discounted cash flow analysis or other valuation techniques that may include the use of estimates. In addition, the determination of the useful lives over which intangible assets will be amortized is subjective in nature.
Impact if Actual Results Differ From Estimates and Judgments - Changes to estimates and judgments used in business combinations could result in a significant difference in the fair value of assets and liabilities acquired which would impact total goodwill or bargain purchase gain recorded. A change in the useful life of intangible assets could impact amortization amounts which could have an impact on our earnings.
Investment Securities
Description - We evaluate securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Based on our evaluation, we do not believe that we had any investment securities available for sale with unrealized losses with a credit loss impairment as of December 31, 2021. Investment securities are discussed in more detail under “Financial Condition - Investment Security Portfolio”.
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
Impact if Actual Results Differ From Estimates and Judgments - Changes in management’s assessment of the factors used to determine if an investment security is credit impaired could lead to additional impairment charges. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge.

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
Goodwill
Description - Goodwill is generally determined as the excess of the fair value of the consideration paid over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill recorded in a purchase business combination is determined to have an indefinite useful life and is not amortized but tested for impairment at least annually. Goodwill may also be tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
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
In addition to interest expense, our income is also impacted by provisions for credit losses and noninterest expense, primarily salaries and benefits and occupancy expense. The following table presents our condensed consolidated statements of income and the changes year over year.

	Year Ended December 31, 2021	Increase (Decrease)		Year Ended December 31, 2020	Increase (Decrease)		Year Ended December 31, 2019
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$566,532	$(32,346)	(5)%	$598,878	$(85,908)	(13)%	$684,786
Interest expense	53,762	(77,618)	(59)%	131,380	(86,811)	(40)%	218,191
Net interest income	512,770	45,272	10%	467,498	903	—%	466,595
(Credit) Provision for credit losses	(12,200)	(107,200)	N/A	95,000	87,700	1,201%	7,300
Noninterest income	43,594	(9,838)	(18)%	53,432	3,749	8%	49,683
Noninterest expense	293,292	9,653	3%	283,639	1,011	—%	282,628
Income before income tax provision	275,272	132,981	93%	142,291	(84,059)	(37)%	226,350
Income tax provision	70,700	39,924	130%	30,776	(24,534)	(44)%	55,310
Net income	$204,572	$93,057	83%	$111,515	$(59,525)	(35)%	$171,040

Net Income
Our net income was $204.6 million for 2021 compared to $111.5 million for 2020 and $171.0 million for 2019. Our diluted earnings per common share totaled $1.66, $0.90, and $1.35 for the years 2021, 2020, and 2019, respectively. The return on average assets was 1.17%, 0.68%, and 1.12 % and the return on average stockholders’ equity was 9.88%, 5.49%, and 8.63% for the years 2021, 2020, and 2019, respectively. The increase in net income for 2021 compared to 2020 was due to a decrease in provision for credit losses and a decrease in interest expense offset partially by a decline in interest income. 2020 marked an unprecedented year with the COVID-19 pandemic which had a significantly adverse effect on the economy. The impact of the COVID-19 pandemic on our loan portfolio combined with the adoption of CECL resulted in a large increase in allowance for credit losses leading to significant increases in provision for credit losses for 2020 compared to 2019.

Impact of Acquisitions
Income before income tax provision for the years ended December 31, 2021, 2020, and 2019 were impacted by the accretion of discounts and the amortization of premiums relating to past acquisitions. The following table summarizes the accretion and amortization adjustments that were included in net income for the years indicated below:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Accretion on acquired loans	$1,722	$2,916	$7,956
Accretion on acquired credit deteriorated loans	8,203	20,143	23,874
Amortization of premium on low income housing tax credits	(293)	(283)	(303)
Amortization of premiums on assumed FHLB advances	—	—	1,280
Accretion of discount on acquired subordinated debt	(1,176)	(1,143)	(1,107)
Amortization of core deposit intangibles	(2,037)	(2,125)	(2,228)
Total acquisition accounting adjustments	$6,419	$19,508	$29,472

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
The following table presents our net interest margin, net interest rate spread, and our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds, for the years indicated:

	Year Ended December 31,
	2021			2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans (1) (2)	$13,343,431	$528,174	3.96%	$12,698,523	$554,967	4.37%	$11,998,675	$627,673	5.23%
Securities available for sale (3)	2,392,589	35,492	1.48%	1,899,948	39,362	2.07%	1,796,412	46,295	2.58%
FHLB stock and other investments	844,010	2,866	0.34%	982,419	4,549	0.46%	453,452	10,818	2.39%
Total interest earning assets	16,580,030	566,532	3.42%	15,580,890	598,878	3.84%	14,248,539	684,786	4.81%
Total noninterest earning assets	887,635			934,212			965,873
Total assets	$17,467,665			$16,515,102			$15,214,412

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$5,657,958	$22,867	0.40%	$4,729,438	$34,529	0.73%	$3,319,556	$57,731	1.74%
Savings	309,295	3,623	1.17%	291,655	3,475	1.19%	241,968	2,596	1.07%
Time deposits	3,178,722	15,521	0.49%	4,698,503	72,365	1.54%	5,556,983	129,831	2.34%
Total interest bearing deposits	9,145,975	42,011	0.46%	9,719,596	110,369	1.14%	9,118,507	190,158	2.09%
FHLB advances	208,721	2,561	1.23%	435,836	6,865	1.58%	688,652	12,031	1.75%
Convertible notes, net	215,633	5,289	2.42%	201,859	9,457	4.61%	196,835	9,264	4.64%
Other borrowings, net	100,848	3,901	3.82%	99,682	4,689	4.63%	98,551	6,738	6.74%
Total interest bearing liabilities	9,671,177	53,762	0.56%	10,456,973	131,380	1.26%	10,102,545	218,191	2.16%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,581,803			3,840,935			2,948,212
Other liabilities	143,232			184,624			181,844
Stockholders’ equity	2,071,453			2,032,570			1,981,811
Total liabilities and stockholders’ equity	$17,467,665			$16,515,102			$15,214,412

Net interest income		$512,770			$467,498			$466,595
Net interest margin			3.09%			3.00%			3.27%
Net interest spread (4)			2.86%			2.58%			2.65%
Cost of funds (5)			0.35%			0.92%			1.67%
Cost of deposits			0.29%			0.81%			1.58%
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

The following table presents net loan origination fees, loan prepayments fee income, interest reversed for nonaccrual loans, and discount accretion income included as part of loan interest income for the years indicated:

Year ended December 31,	Net Loan Origination Fees (Costs)	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2021	$14,950	$4,106	$(3,184)	$9,925
2020	$4,810	$3,740	$(1,128)	$23,059
2019	$(945)	$2,998	$(1,374)	$31,830
Net Interest Income
Net interest income was $512.8 million for 2021, compared to $467.5 million for 2020 and $466.6 million for 2019. Changes in net interest income are a function of changes in interest rates and volumes of interest earning assets and interest bearing liabilities. The table below sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	For the years ended December 31,
	2021 Compared to 2020			2020 Compared to 2019
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(26,793)	$(54,047)	$27,254	$(72,706)	$(107,740)	$35,034
Securities available for sale	(3,870)	(12,693)	8,823	(6,933)	(9,482)	2,549
FHLB stock and other investments	(1,683)	(1,101)	(582)	(6,269)	(12,874)	6,605
TOTAL INTEREST INCOME	$(32,346)	$(67,841)	$35,495	$(85,908)	$(130,096)	$44,188
INTEREST EXPENSE:
Demand, interest bearing	$(11,662)	$(17,517)	$5,855	$(23,202)	$(41,709)	$18,507
Savings	148	(59)	207	879	308	571
Time deposits	(56,844)	(38,575)	(18,269)	(57,466)	(39,541)	(17,925)
FHLB advances	(4,304)	(1,282)	(3,022)	(5,166)	(1,092)	(4,074)
Convertible notes, net	(4,168)	(4,754)	586	193	(61)	254
Other borrowings, net	(788)	(840)	52	(2,049)	(2,124)	75
TOTAL INTEREST EXPENSE	$(77,618)	$(63,027)	$(14,591)	$(86,811)	$(84,219)	$(2,592)
NET INTEREST INCOME	$45,272	$(4,814)	$50,086	$903	$(45,877)	$46,780
Net interest income before provision for credit losses increased by $45.3 million, or 10%, for 2021 compared to 2020. The increase was primarily due to a decrease in cost of interest bearing deposits which decreased by 68 basis points for 2021 compared to 2020 and a decline in time deposit balances. The decrease in interest bearing deposit expenses contributed to a decrease in total interest expense of $77.6 million for 2021 compared to 2020. The decrease in interest expense was partially offset by a decrease in interest income of $32.3 million due to the origination of lower rate loans compared to the existing portfolio.
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

Interest Income
Interest income was $566.5 million for 2021, compared to $598.9 million for 2020 and $684.8 million for 2019. The yield on average interest earning assets was 3.42% for 2021, compared to 3.84% for 2020 and 4.81% for 2019.
Comparison of 2021 with 2020
The decrease in interest income of $32.3 million, or 5%, for 2021 compared to 2020 was primarily due to new loans originated at lower interest rates and a decline in discount accretion income. Average total loans increased by $644.9 million for 2021 compared to 2020. Discount accretion income on acquired loans decreased to $9.9 million for 2021 compared to $23.1 million for 2020. Interest income from investment securities also declined due to the sale and pay-down of higher yielding securities in combination with the purchase of lower yielding securities which contributed to the decline in interest income.
Comparison of 2020 with 2019
The decrease in interest income of $85.9 million, or 13%, for 2020 compared to 2019 was primarily a result of the decline in interest rate in 2020. As a result of the COVID-19 pandemic and its impact to the U.S. economy, the FOMC lowered the target federal funds rate by a total of 1.50% in March 2020 to 0.00%-0.25%. The reduction in interest rates in March 2020 had a large impact on our loan yields and interest income as our variable rate loans repriced to lower interest rates and new loans were originated at lower rates. Average total loans increased by $699.8 million for 2020 compared to 2019. Discount accretion income on acquired loans decreased to $23.1 million for 2020 compared to $31.8 million for 2019.
Interest Expense
Deposits
Interest expense on deposits was $42.0 million for 2021 compared to $110.4 million for 2020 and $190.2 million for 2019. The average cost of deposits was 0.29% for 2021, compared to 0.81% for 2020 and 1.58% for 2019. The average cost of interest bearing deposits was 0.46% for 2021, compared to 1.14% for 2020 and 2.09% for 2019.
Comparison of 2021 with 2020
The decrease in interest expense on total deposits of $68.4 million, or 62%, for 2021 compared to 2020 was due to a reduction in rates paid on interest bearing deposits in 2021 compared to 2020. Management reduced rates on most of its deposit products several times in 2021 to offset the decline in loan yields. The average balance of noninterest bearing deposits accounted for 38% of total average deposits for the year ended December 31, 2021 compared to 28% for the year ended December 31, 2020.
Comparison of 2020 with 2019
The decrease in interest expense on total deposits of $79.8 million, or 42%, for 2020 compared to 2019 was due to a reduction in rates paid on interest bearing deposits in 2020 compared to 2019. We reduced the rates paid on our various deposits multiple times in 2020. The reduction in deposit rates was both a result of the interest rate cuts in March 2020 and due to a significant increase in liquidity throughout 2020. The increase in liquidity in 2020 resulted in a reduction in loan funding needs which had an impact on the overall rates paid on deposits as we were less eager to compete for additional sources of funds. The average balance of noninterest bearing deposits accounted for 28% of total average deposits at December 31, 2020 compared to 24% at December 31, 2019.
FHLB Advances and Federal Funds Purchased
FHLB advances and federal funds purchased include borrowings from the FHLB and federal funds purchased. As part of our asset-liability management, we utilize FHLB advances to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB advances were $208.7 million for 2021, compared to $435.8 million in 2020 and $688.7 million in 2019. Interest expense on FHLB advances was $2.6 million for 2021 compared to $6.9 million for 2020 and $12.0 million for 2019. The average cost of FHLB advances was 1.23% for 2021, compared to 1.58% for 2020 and 1.75% for 2019. The average cost of FHLB advances for 2019 included $1.3 million in amortization of premiums recorded on advances acquired from prior acquisitions. The premiums were fully amortized as of December 31, 2019. During 2021, we repaid $2.27 billion in FHLB advances with an average rate of 0.15% and borrowed $2.32 billion in advances with an average rate of 0.15%. In 2020, $300.0 million in FHLB advances were paid off before maturity and we paid a prepayment penalty of $3.6 million.

Convertible Notes
In 2018, we issued $217.5 million in senior convertible notes. The carrying balance of our convertible notes include issuance costs to be capitalized. The cost of our convertible notes for 2021 was 2.42% compared to 4.61% for 2020 and 4.64% for 2019. The cost of our convertible notes for 2021 consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost. The cost of our convertible notes for 2020 and 2019 also included non-cash interest expense from the amortization of the convertible notes discount. On January 1, 2021, we early adopted ASU 2020-06, which eliminated the discount on our convertible notes and reduced interest expense for 2021 by approximately $4.2 million, compared to 2020.
Other Borrowings
Other borrowings consist of subordinated debentures which bear interest at the 3-month LIBOR rate plus a designated spread. There were no changes in our balance of subordinated debentures during 2021 or 2020 aside from the increases related to the discount accretion on subordinated debentures acquired from previous acquisitions. The average rate on other borrowings decreased to 3.82% for 2021 compared to 4.63% for 2020 and 6.74% for 2019. The change in cost of other borrowings for 2021 and 2020 compared to prior years was due to changes in the 3-month LIBOR rate.
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
With the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”) in 2020, our provision for credit losses was more volatile due to changes in the calculation of the allowance for credit losses and especially due to the volatility that arose from the COVID-19 pandemic. Due to the economic recovery during the year, provision for credit losses in 2021 were much less volatile. CECL requires the measurement of all expected credit losses for financial assets carried at amortized cost based on historical experience, current macroeconomic conditions, and reasonable and supportable forecasts.
Comparison of 2021 with 2020
The negative provision for credit losses was $12.2 million for 2021, a decrease of $107.2 million from $95.0 million in provision for credit losses for 2020. The decrease in provision for credit losses for 2021 compared to 2020 was due to management’s efforts of de-risking and rebalancing our loan portfolio and the economic recovery and improved future economic forecasts for 2021 compared to 2020. In 2020, due to the COVID-19 pandemic, we recorded additional reserves to reflect the economic decline that impacted the global economy, including additional risks associated with the large amount of loans that were modified as a result of the hardships experienced by borrowers due to the effects of COVID-19. The balance of loans modified due to COVID-19 was approximately 10.2% of the total portfolio as of December 31, 2020, but has declined significantly to less than 1.0% of the total loan portfolio as of December 31, 2021. The decline in COVID-19 modified loans and overall reduction of credit risk in our loan portfolio contributed to the recapture of provision for credit losses for 2021 compared to 2020. The allowance for credit losses coverage ratio was 1.01% of total loans at December 31, 2021 compared to 1.52% at December 31, 2020.
During the year ended December 31, 2021, we sold $275.3 million in loans most of which had borrowers with elevated credit risk that we felt had potential for future losses. The strategic sales of and transfer to loans held for sale of loans with elevated credit risk helped to significantly improve the overall credit quality of the loan portfolio which reduced the required allowance for credit losses and contributed to the decline in provision for credit losses for the year ended December 31, 2021 compared to 2020.

Comparison of 2020 with 2019
The provision for credit losses was $95.0 million for 2020, an increase of $87.7 million, or 1,201%, from $7.3 million for 2019. The increase in provision for credit losses for 2020 compared to 2019 was due to both the adoption of CECL and due to the impact of the COVID-19 pandemic. The COVID-19 pandemic adversely affected many industries with the hospitality sector being one of the hardest hit. Hotel/motel loans made up a large percentage of our loan portfolio at approximately 12% at December 31, 2020. As a result, our estimated allowance for credit losses experienced large increases in 2020 to reflect the projected impact of COVID-19 pandemic on our loan portfolio at that time. The allowance for credit losses coverage ratio was 1.52% of total loans at December 31, 2020 compared to 0.77% at December 31, 2019.
See Note 1 “Significant Accounting Policies” of the Notes to Consolidated Financial Statements for further discussion of our allowance for credit losses methodology since 2020 and for a discussion of our former incurred loss allowance for loan losses methodology, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, swap fee income, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income was $43.6 million for 2021 compared to $53.4 million for 2020, and $49.7 million for 2019.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31, 2021	Increase (Decrease)		Year Ended December 31, 2020	Increase (Decrease)		Year Ended December 31, 2019
		Amount	%		Amount	%
	(Dollars in thousands)
Service fees on deposit accounts	$7,275	$(5,168)	(42)%	$12,443	$(5,490)	(31)%	$17,933
International service fees	3,586	447	14%	3,139	(787)	(20)%	3,926
Loan servicing fees, net	3,367	558	20%	2,809	493	21%	2,316
Wire transfer fees	3,519	(58)	(2)%	3,577	(981)	(22)%	4,558
Swap fees	1,458	(2,608)	(64)%	4,066	702	21%	3,364
Net gains on sales of SBA loans	8,448	8,448	100%	—	—	—%	—
Net gains on sales of residential mortgage loans	4,435	(3,569)	(45)%	8,004	3,517	78%	4,487
Net gains on sales of securities available for sale	—	(7,531)	(100)%	7,531	7,249	2,571%	282
Other income and fees	11,506	(357)	(3)%	11,863	(954)	(7)%	12,817
Total noninterest income	$43,594	$(9,838)	(18)%	$53,432	$3,749	8%	$49,683
Comparison of 2021 with 2020
The decrease in service fees on deposit accounts for 2021 compared to 2020 was due to a decrease in customer analysis fees driven by risk management’s decision to discontinue our relationships with customers in the check cashing industry and a decline in and non-sufficient funds fees. In addition, due to the COVID-19 pandemic and social distancing and related restrictions, deposit activity for 2021 was greatly reduced compared to the 2020. As a result, demand deposit account transactions declined which negatively impacted the amount of non-sufficient fees earned.
International service fees increased for 2021 compared to 2020 due to an increase in fees generated from trade finance loans. International service fees are earned from trade finance loans and as the balance of these loans have increased, the associated fee income earned has also increased. The balance of trade finance loans increased to $146.8 million at December 31, 2021 from $102.8 million at December 31, 2020.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on most of the loans that we choose to sell. The increase in loan servicing fees, net for 2021 compared to 2020 was due to a reduction in payoffs of serviced loans. Payoffs of serviced loans were higher during 2020, which resulted in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.

Wire transfer fees declined slightly for 2021 compared to 2020 due to the COVID-19 pandemic, which resulted in continued decline in deposit related transactions, including wire transfers.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions decreased in 2021 which resulted in a decrease in swap fee income for 2021 compared to 2020.
In 2018, we stopped the practice of regularly selling the guaranteed portion of SBA loans due to the reduction in premium rates paid in the secondary market. However, premiums paid for SBA guaranteed loans have increased due to the low interest rate environment and increased liquidity held by banks and other financial institutions. As a result, we decided to return to the practice of regularly selling SBA guaranteed loans in 2021. During the year ended December 31, 2021, we sold $102.4 million in SBA guaranteed loans and recorded $8.4 million in net gains on sale of SBA loans. The SBA loans that we sold were mostly seasoned loans that were originated in 2018 and 2019. We chose to focus on selling seasoned loans first as these loans have higher prepayment risk compared to newly originated loans. We did not record any net gains on sales of SBA loans in 2020.
Net gain on sale of residential mortgage loans decreased in 2021 compared to 2020 due to a decrease in loans sold and a decrease in premiums received. During 2021, we sold $186.5 million in residential mortgage loans compared to $298.4 million residential mortgage loans sold in 2020. The average weighted premium on residential mortgage loans sold was 2.38% for 2021 compared to 2.68% for 2020.
There were no net gains on sales of securities available for sale during 2021 as there were no securities sold. During 2020, we sold investment securities with a total book value of $160.5 million for a net gain of $7.5 million.
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

Noninterest Expense
Noninterest expense is primarily comprised of salaries and employee benefit expense, occupancy expense, furniture and equipment expense, advertising and marketing expenses, data processing and communications expenses, professional fees, investment in affordable housing partnership expenses, and other expenses. Noninterest expense was $293.3 million for 2021, compared to $283.6 million for 2020 and $282.6 million for 2019. The increases in noninterest expenses were $9.7 million, or 3%, for 2021 compared to 2020, and $1.0 million, or less than 1%, for 2020 compared to 2019. Noninterest expense as a percentage of average assets for 2021 was 1.68% compared to 1.72% for 2020 and 1.86% for 2019.
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31, 2021	Increase (Decrease)		Year Ended December 31, 2020	Increase (Decrease)		Year Ended December 31, 2019
(Dollars in thousands)		Amount	%		Amount	%
Salaries and employee benefits	$175,151	$12,229	8%	$162,922	$1,748	1%	$161,174
Occupancy	28,898	(19)	—%	28,917	(1,818)	(6)%	30,735
Furniture and equipment	18,079	531	3%	17,548	1,965	13%	15,583
Advertising and marketing	8,707	2,423	39%	6,284	(2,862)	(31)%	9,146
Data processing and communications	10,331	987	11%	9,344	(1,436)	(13)%	10,780
Professional fees	12,168	3,998	49%	8,170	(14,358)	(64)%	22,528
Investment in affordable housing partnerships expenses	11,067	(2,079)	(16)%	13,146	3,854	41%	9,292
FDIC assessments	5,109	(435)	(8)%	5,544	1,662	43%	3,882
Credit related expenses	4,400	(2,417)	(35)%	6,817	1,842	37%	4,975
OREO expense (income), net	1,638	(2,227)	(58)%	3,865	4,799	N/A	(934)
Software impairment	2,146	2,146	100%	—	—	—%	—
FHLB advance prepayment fee	—	(3,584)	(100)%	3,584	3,584	100%	—
Branch restructuring costs	—	(2,367)	(100)%	2,367	2,367	100%	—
Other	15,598	467	3%	15,131	(336)	(2)%	15,467
Total noninterest expense	$293,292	$9,653	3%	$283,639	$1,011	—%	$282,628
Comparison of 2021 with 2020
The increase in noninterest expense for 2021 compared to 2020 was due mostly to increases in salaries and employee benefits, professional fees, advertising and marketing, software impairments, and data processing, partially offset by declines in FHLB advance prepayment fee, credit related expenses, branch restructuring costs, OREO expense, net and investment in affordable housing partnerships expenses.
Salaries and employee benefits expense increased $12.2 million for 2021 compared to 2020. The increase in salaries and employee benefits was due to increases in salaries paid in 2021, bonus reserves, group insurance and a decrease in payroll related origination costs compared to 2020. These increases were partially offset by declines in other compensation, vacation accrual, and officer life insurance expense. Salaries and employee benefits for 2021 and 2020 included deferred originations costs which were recorded from the origination of $324.5 million and $480.2 million, respectively, in SBA PPP loans. SBA PPP loan origination costs of $2.2 million and $5.3 million was recorded during 2021 and 2020, respectively, which initially reduced salaries and benefits and is then amortized through the life of the loans as a reduction to interest income. The number of full-time equivalent employees increased from 1,408 at December 31, 2020 to 1,476 at December 31, 2021.
Furniture and equipment expense increased for 2021 compared to 2020 due to additional expenditures made for software subscriptions, licenses, and IT related equipment and services.
Advertising and marketing expense increased for 2021 compared to 2020 due to the renewal of public sponsorship fees and deposit promotion expenses. The increase in advertising and marketing expense reflects additional fees for the sponsorship of the Bank of Hope Ladies Professional Golf Association (“LPGA”) Match Play. In 2017, we began our annual sponsorship of the LGPA’s event, but chose not to sponsor the event in 2020. However, in 2021, we again became the main sponsor for the Bank of Hope LPGA Match Play event for which sponsorship fees of $1.5 million were paid in 2021. Advertising and marketing expenses for 2021 also included $1.1 million in expenses related to deposit promotions held during the first half of the year. There were no deposit promotion expenses for periods in 2020.

Data processing and communications expense increased for 2021 compared to 2020 due to fully amortized contract incentive which reduced the data process and communication expense in 2020.
Professional fees increased by $4.0 million in 2021 compared to 2020. The increase in professional fees for 2021 was due to increases in legal fees related to litigation fees paid to attorneys for current and resolved legal cases.
Investment in affordable housing partnership expenses decreased in 2021 compared to 2020. We make investment in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall tax provision rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. Total tax credits related to our investment in affordable housing partnership investment was approximately $10.4 million for the year ended December 31, 2021 compared to $10.5 million for the year ended December 31, 2020. The balance of investments in affordable housing partnerships decreased from $69.5 million at December 31, 2020 to $58.4 million at December 31, 2021.
The FDIC assessment premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and selected financial measures. The decrease in FDIC assessment fees for 2021 compared to the 2020 was due to a decline in assessment fees adjustments related to the balance of brokered deposits.
Credit related expenses decreased in 2021 compared to 2020 due to decreases in legal expenses, loan related expenses and negative provision for unfunded commitments. With the overall improvements in credit quality in 2021, fees related to the collection of loans declined by approximately $894 thousand in 2021 compared to 2020. For 2021, we recorded a credit for unfunded commitments totaling $195 thousand compared to $660 thousand in provision for unfunded commitments for 2020 resulting in a decline of $855 thousand.
The decrease in OREO expense for 2021 compared to 2020 was due to a decrease in valuation expenses and an overall decline in OREO maintenance expenses. The value of OREO was much less volatile in 2021 compared to 2020 and with the continued decline in OREO balances, OREO maintenance and valuation expenses were reduced in 2021 compared to 2020. The balance of OREO declined from $20.1 million at December 31, 2020 to $2.6 million at December 31, 2021.
In 2021, we did not have any FHLB prepayment fees or branch restructuring expenses.
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
Occupancy expense declined for 2020 compared to 2019 due to the decline in rent expenses and other occupancy related expenditures. In December 2020, we implemented our previously planned branch consolidation plan in which we closed five branch offices. As a result, we recorded $2.4 million in restructuring costs related to the write-down of related ROU assets, severance payments, and other costs. The branch consolidation resulted in approximately $2.6 million in annual cost savings starting in 2021.
Furniture and equipment expense increased for 2020 compared to 2019 due to additional expenditures made for software subscriptions, licenses, and IT related equipment and services.

Advertising and marketing expense decreased for 2020 compared to 2019 due to the decline in public sponsorship fees. In 2020, we did not sponsor the annual LPGA event for which sponsorship fees were $1.5 million in 2019.
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
In 2020, we utilized a portion of our excess liquidity to payoff $300.0 million in FHLB advances. These advances were paid off before maturity and resulted in a prepayment fee of $3.6 million. There was no FHLB advance prepayment penalty incurred in 2019. The FHLB advances repaid had an average weighted rate of 1.68% and had remaining maturities ranging from 4 months to 2.4 years.
In 2020, we recorded branch restructuring costs of $2.4 million related to our branch consolidation plan. The $2.4 million in restructuring costs consisted of $349 thousand in severance payments, $2.0 million in occupancy expense most of which was related to the write-down of ROU assets, and $55 thousand in other various expenditures. There was no branch restructuring cost incurred in 2019.
Income Tax Provision
The provision for income taxes for 2021 was $70.7 million, compared to $30.8 million in 2020 and $55.3 million in 2019. The effective income tax rate was 25.68% for 2021 compared to 21.63% for 2020 and 24.44% for 2019. The increase in effective tax rate for 2021 compared to 2020 was primarily due to affordable housing partnership investment tax credits benefit having a lower effect on larger annual pre-tax book income and higher state tax rate.

Financial Condition
Our total assets were $17.89 billion at December 31, 2021 compared to $17.11 billion at December 31, 2020, an increase of $782.4 million, or 4.6% year over year. The increase in assets for 2021 compared to 2020 was principally due to the increase in securities available-for-sale and loans receivable.
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
Our available for sale securities totaled $2.67 billion at December 31, 2021, compared to $2.29 billion at December 31, 2020. We had no securities that were categorized as held to maturity at December 31, 2021 or 2020. We had securities that were called, matured, or paid down totaling $694.7 million, and purchased $1.16 billion. There were no sales of investment securities in 2021. At December 31, 2021, $362.2 million in securities were pledged to secure public deposits, or for other purposes required or permitted by law, $359.8 million in securities were pledged in the State of California time deposit program, and $846 thousand was pledged for other public deposits.
Our investment portfolio consists of government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), asset-backed securities, corporate securities, and municipal securities.
Our available for sale securities portfolio is primarily invested in residential CMOs and residential and commercial MBS, which combined to represent 89% and 96% of our total available for sale portfolio as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments. All of our corporate, asset-backed, and municipal securities at December 31, 2021 were rated as investment grade.
The following table presents the amortized cost, estimated fair value, and net unrealized gain and losses on our investment securities as of the dates indicated:

	December 31,
	2021			2020
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	$1,039,543	$1,026,430	$(13,113)	$990,679	$1,001,317	$10,638
MBS:
Residential	769,113	759,224	(9,889)	672,667	681,013	8,346
Commercial	595,659	599,402	3,743	482,874	507,879	25,005
Asset-backed securities	153,564	153,451	(113)	—	—	—
Corporate securities	23,398	22,484	(914)	7,000	6,134	(866)
Municipal securities	104,371	105,284	913	86,213	89,268	3,055
Total investment securities available for sale	$2,685,648	$2,666,275	$(19,373)	$2,239,433	$2,285,611	$46,178

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non-tax equivalent) at December 31, 2021:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
CMOs*	$—	—%	$195	1.54%	$2,098	1.62%	$1,024,137	1.43%	$1,026,430	1.43%
MBS:
Residential*	—	—%	—	—%	4,341	2.46%	754,883	1.43%	759,224	1.43%
Commercial*	—	—%	34,182	2.35%	213,992	3.09%	351,228	1.79%	599,402	2.29%
Asset-backed securities	—	—%	—	—%	15,721	2.15%	137,730	1.92%	153,451	1.95%
Corporate Securities	—	—%	—	—%	13,396	—%	9,088	1.56%	22,484	2.40%
Municipal Securities	—	—%	2,005	1.35%	26,537	1.72%	76,742	2.75%	105,284	2.46%
Total	$—	—%	$36,382	2.29%	$276,085	2.88%	$2,353,808	1.56%	$2,666,275	1.70%

* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021:

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
CMOs*	39	$757,799	$(15,445)	2	$37,438	$(1,025)	41	$795,237	$(16,470)
MBS:
Residential*	49	603,372	(9,371)	13	75,211	(2,503)	62	678,583	(11,874)
Commercial*	24	214,384	(3,339)	4	57,656	(2,021)	28	272,040	(5,360)
Asset-backed securities	13	115,885	(124)	—	—	—	13	115,885	(124)
Corporate securities	4	14,067	(331)	1	4,288	(713)	5	18,355	(1,044)
Municipal securities	23	59,403	(767)	—	—	—	23	59,403	(767)
Total	152	$1,764,910	$(29,377)	20	$174,593	$(6,262)	172	$1,939,503	$(35,639)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

We performed an analysis on our investment portfolio as of December 31, 2021 and concluded that an allowance for credit losses was not required. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises which we determined have zero loss expectation. At December 31, 2021, we also had one corporate security not issued by U.S. Government agencies or U.S. Government sponsored enterprises that was in an unrealized loss position. Based on our analysis of this investment, we concluded a credit loss did not exist due to the issuer’s financial strength, high bond ratings, and because we still expect full payment of principal and interest.

Equity Investments
As of December 31, 2021, equity investments totaled $57.9 million compared to $59.7 million at December 31, 2020. In 2020, we purchased $10.0 million in equity investments which were comprised of $5.0 million in mutual funds and $5.0 million in CRA investments. No purchases were made in 2021. For the year ended December 31, 2021, we recorded a decrease in equity investments due to return of equity investments of $1.3 million and change in fair value of $789 thousand. Equity investments as of December 31, 2021 included $26.8 million in equity investments with readily determinable fair values and $31.0 million in equity investments without readily determinable fair values.
Equity investments with readily determinable fair values at December 31, 2021 consisted of mutual funds totaling $26.8 million. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income. Equity investments without readily determinable fair values at December 31, 2021 included $29.7 million in CRA investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for these investments during the year ended December 31, 2021.
Loans Held For Sale
Loans held for sale at December 31, 2021 totaled $99.0 million compared to $17.7 million at December 31, 2020, representing an increase of $81.3 million, or 458.2%. The increase in loans held for sale was largely due to increases in SBA loan held for sale, higher residential mortgage loans held for sale, and the transfer of substandard loans from loans receivable to loans held for sale in 2021. The transfer of the substandard loans to held for sale is in line with management’s strategic plan to improve the credit quality of the loan portfolio through the sale of loans with elevated credit risk. Loans held for sale at December 31, 2021 included $49.7 million in SBA loans held for sale, $26.2 million in commercial real estate and commercial business loans with elevated credit risk, and $23.2 million in residential mortgage loans held for sale. At December 31, 2020, loans held for sale consisted of entirely residential mortgage loans totaling $17.7 million.
Loan Portfolio
We offer a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of real estate loans, commercial business loans, residential mortgage, and consumer loans. Gross loans receivable rose by $389.5 million to $13.95 billion at December 31, 2021 from $13.56 billion at December 31, 2020.
We experienced an increase in real estate residential, real estate commercial, commercial business and consumer loans in 2021 compared to the previous year. Only construction loans and residential mortgage loans experienced declines in 2021 compared to 2020. The rates of interest charged on variable rate loans are set at specified spreads based on the prime lending rate, LIBOR, and SOFR rates and vary as the rate indices vary. Approximately 41% of our total loans were variable rate loans at December 31, 2021 compared to 42% at December 31, 2020. Real estate loans as a percentage to total loans was 65% at December 31, 2021, unchanged from 65% at December 31, 2020.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital, our allowance for credit losses (as defined for regulatory purposes) at the Bank level, and certain capital notes and debentures issued by us. As of December 31, 2021, our lending limit was approximately $378.5 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for credit losses for a total limit of approximately $630.9 million to one borrower as of December 31, 2021. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $197.6 million, of which the entire amount was performing and in good standing at December 31, 2021.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan portfolio composition:
Real estate loans:
Residential	$69,199	—%	$54,795	—%	$52,558	—%	$51,197	—%	$49,774	—%
Commercial	8,816,080	63%	8,425,959	63%	8,316,470	69%	8,393,551	70%	8,138,612	73%
Construction	220,652	2%	291,380	2%	295,523	2%	275,076	2%	316,412	3%
Total real estate loans	9,105,931	65%	8,772,134	65%	8,664,551	71%	8,719,824	72%	8,504,798	76%
Commercial business	4,208,674	30%	4,157,787	31%	2,721,183	22%	2,325,544	20%	1,948,056	18%
Residential mortgage	579,626	5%	582,232	4%	835,188	7%	1,002,113	8%	593,256	5%
Consumer and other	58,512	—%	51,060	—%	55,085	—%	50,634	—%	56,465	1%
Total loans outstanding	13,952,743	100%	13,563,213	100%	12,276,007	100%	12,098,115	100%	11,102,575	100%
Less: allowance for credit losses	(140,550)		(206,741)		(94,144)		(92,557)		(84,541)
Loans receivable, net	$13,812,193		$13,356,472		$12,181,863		$12,005,558		$11,018,034
Real Estate Loans
Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Real estate loans secured by non-consumer residential real estate comprise less than 1% of the total loan portfolio (consumer residential mortgage loans are classified separately and included in consumer loans). Construction loans are also a small portion of the total real estate portfolio, comprising approximately 2% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $333.8 million or, 4%, to $9.11 billion at December 31, 2021 from $8.77 billion at December 31, 2020. Real estate loans increased by $333.8 million in 2021 from 2020 due to record loan originations in 2021.
Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, commercial SBA loans, equipment leasing loans, warehouse lines of credit and SBA Paycheck Protection Program (“PPP”) loans. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. Warehouse lines of credit are utilized by mortgage originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial business classification for warehouse lines of credit. During 2021, commercial business loans increased $50.9 million, or 1%, to $4.21 billion at December 31, 2021 from $4.16 billion at December 31, 2020. The increase in commercial business loans was due to an increase in commercial term loans and syndicated loans in 2021.
Residential mortgage loans represented approximately 5% of the total loan portfolio. The residential mortgage portfolio declined from $582.2 million at December 31, 2020, or less than 1%, to $579.6 million at December 31, 2021. Consumer loans comprise less than 1% of the total loan portfolio. Most of our consumer loan portfolio includes automobile loans, home equity lines and loans, signature term loans and lines of credit, and credit card loans. Consumer loans increased $7.5 million, or 15%, to $58.5 million at December 31, 2021 from $51.1 million at December 31, 2020.

Loan Commitments
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Commitments to extend credit	$2,329,421	$2,137,178	$1,864,947	$1,712,032	$1,526,981
Standby letters of credit	126,137	108,834	113,720	69,763	74,748
Other commercial letters of credit	56,333	40,508	37,627	65,822	74,147
Total	$2,511,891	$2,286,520	$2,016,294	$1,847,617	$1,675,876
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
Nonperforming assets were $111.8 million at December 31, 2021 compared to $143.3 million at December 31, 2020. Nonperforming assets at December 31, 2021 decreased from December 31, 2020 due primarily to the decreases in nonaccrual loans and OREO, partially offset by increases in accruing restructured loans and loans past due 90 days or more and still accruing. The following table illustrates the composition of nonperforming assets and nonperforming loans as of the dates indicated:

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Nonaccrual loans (1)	$54,616	$85,238	$54,785	$53,286	$46,775
Loans 90 days or more days past due, still accruing (2)	2,131	614	7,547	1,529	407
Accruing restructured loans	52,418	37,354	35,709	50,410	67,250
Total nonperforming loans	109,165	123,206	98,041	105,225	114,432
OREO	2,597	20,121	24,091	7,754	10,787
Total nonperforming assets	$111,762	$143,327	$122,132	$112,979	$125,219
_________________________
(1) Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation and excludes PCI loans for periods prior to 2020.
(2) Excludes PCI loans for periods prior to 2020.

COVID-19 Related Loan Modifications
In 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently many of those requests for modifications were granted during the second quarter of 2020. As of December 31, 2020, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $1.38 billion or approximately 10.2% of our total loan portfolio. COVID-19 modifications at December 31, 2021 declined to $22.8 million or 0.2% of the loan portfolio. Based on the expiration schedule of modifications as of December 31, 2021, we expect all modifications to expire in 2022. For the most part, we currently do not offer additional COVID-19 modifications, aside from a small number of modifications to residential mortgage borrowers on a case by case basis.
In accordance with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and interagency guidance, qualifying modifications provide banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. This timeframe was extended in December 2020 to the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration. As of December 31, 2021, loans modified under Section 4013 of the CARES Act and interagency guidance were not included as TDRs. All COVID-19 modifications are being monitored by management for potential downgrades to classified and nonaccrual status as the CARES Act provides temporary relief of certain modifications from TDR classification, but not from classified or nonaccrual status.
The following tables present total COVID-19 related modifications by loan type as of December 31, 2021 and 2020:

	COVID-19 Modifications
	December 31, 2021
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$—	$69,199	—%	$—
Real estate – commercial
Retail	—	2,447,186	—%	—
Hotel & motel	1,811	1,304,874	0.1%	5
Gas station & car wash	—	1,047,226	—%	—
Mixed use	6,740	814,332	0.8%	169
Industrial & warehouse	—	1,229,333	—%	—
Other	3,995	1,973,129	0.2%	42
Real estate – construction	—	220,652	—%	—
Commercial business	—	4,208,674	—%	—
Residential mortgage	9,923	579,626	1.7%	341
Consumer and other	365	58,512	0.6%	17
Total	$22,834	$13,952,743	0.2%	$574

	COVID-19 Modifications
	December 31, 2020
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$1,099	$54,795	2.0%	$42
Real estate – commercial
Retail	288,154	2,280,297	12.6%	5,046
Hotel & motel	720,420	1,615,019	44.6%	14,200
Gas station & car wash	11,282	889,165	1.3%	262
Mixed use	77,436	694,227	11.2%	1,811
Industrial & warehouse	29,842	1,084,840	2.8%	560
Other	115,428	1,862,411	6.2%	1,636
Real estate – construction	62,068	291,380	21.3%	1,146
Commercial business	37,925	4,157,787	0.9%	154
Residential mortgage	35,744	582,232	6.1%	466
Consumer and other	763	51,060	1.5%	41
Total	$1,380,161	$13,563,213	10.2%	$25,364

Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding as of December 31, 2021.

	December 31, 2021
	Loans Maturing
	Within One Year	After One to Five Years	After Five to Fifteen Years	After Fifteen Years	Total Loans Outstanding
	(Dollars in thousands)
Real estate loans:
Residential	$12,718	$29,164	$27,317	$—	$69,199
Commercial	831,155	4,210,713	3,339,185	435,027	8,816,080
Construction	205,239	15,413	—	—	220,652
Total real estate loans	1,049,112	4,255,290	3,366,502	435,027	9,105,931
Commercial business loans	1,417,512	2,160,125	630,952	85	4,208,674
Residential mortgage	—	499	13,857	565,270	579,626
Consumer loans	43,299	14,729	412	72	58,512
Total loans outstanding	$2,509,923	$6,430,643	$4,011,723	$1,000,454	$13,952,743

Fixed interest rate (1)	$586,932	$4,220,500	$2,949,289	$452,156	$8,208,877
Variable interest rate	1,922,991	2,210,143	1,062,434	548,298	5,743,866
Total loans outstanding	$2,509,923	$6,430,643	$4,011,723	$1,000,454	$13,952,743
_________________________
(1) Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods as of December 31, 2021.

Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Houston, Dallas, Chicago, and Seattle metropolitan areas. At December 31, 2021, loans from California represented 59% of the total loans outstanding and loans from New York and New Jersey represented 17%. The remaining 24% of total loans outstanding represented loans from other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the California market, most of our business activity is with customers located within Southern California (52%). Therefore, our exposure to credit risk is significantly affected by changes in the economy in the Southern California area. Within our commercial real estate loan portfolio, the largest industry concentrations are retail building (27%), hotel/motel (15%), industrial & warehouse (10%), and gas station & car wash (12%). Within our commercial and business loan portfolio, the largest industry concentrations are finance and insurance (26%), wholesalers (15%), retail trade (12%), and manufacturing (13%).
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
Allowance for Credit Loss
On January 1, 2020 the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, or CECL, which significantly changed the credit losses estimation model for loan and investments. On March 27, 2020, former President Donald Trump signed into law the CARES Act in response to the global pandemic. The CARES Act includes a provision that temporarily delays the required implementation date of ASU 2016-13. However, we chose not to elect to delay the adoption of ASU 2016-13 and implemented the CECL methodology as of January 1, 2020. On January 1, 2020, we recorded a $26.2 million day 1 CECL adjustment as a result of adopting the new standard.
The allowance for credit losses (“ACL”) was $140.6 million at December 31, 2021 compared to allowance for credit losses of $206.7 million at December 31, 2020. We recorded a negative provision for credit losses of $12.2 million in 2021 compared to a provision for credit losses of $95.0 million in 2020, and a provision for loan losses of $7.3 million in 2019. During 2021, we charged off $62.2 million in loans outstanding and recovered $8.2 million in loans previously charged off. The increase in charge off for 2021 was largely due to the charge off of one loan relationship totaling $29.6 million and the charge off of $25.4 million in loans with elevated credit risk which were sold during the year. Total criticized loans, or loan rated special mention, substandard, doubtful, or loss at December 31, 2021 totaled $499.6 million compared to $551.5 million at December 31, 2020. The ACL was 1.01% of loans receivable at December 31, 2021 and 1.52% of loans receivable at December 31, 2020. The ACL to loans receivable ratio does not include non-credit related discount on acquired loans. Total discount on acquired loans at December 31, 2021 and 2020 totaled $12.4 million and $23.3 million, respectively. ACL on individually evaluated loans decreased to $5.1 million at December 31, 2021 from $7.3 million at December 31, 2020. In addition to allowance for credit losses, we had $1.1 million in allowances for unfunded loan commitments as of December 31, 2021, compared to $1.3 million as of December 31, 2020.
The decline in ACL from December 31, 2020 to December 31, 2021 was due to significant improvements in projected economic forecasts as the impact that the COVID-19 pandemic is projected to have on the economy has declined. In addition, through internal resolution and the sale of problem loans, we were able to reduce a significant portion of loans with elevated credit risk. The overall improvement in credit quality contributed to the decline in ACL in 2021 compared to 2020.

The following table presents total nonaccrual and delinquent loans (loans past due 30+ days) as of the dates indicated:

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Real estate - residential	$—	$—	$—	$—	$—
Real estate - commercial	60,203	64,894	40,460	38,260	33,838
Real estate - construction	—	18,723	14,015	—	1,300
Commercial business	15,576	17,304	12,681	23,884	25,546
Residential mortgage	20,188	11,690	13,220	17,431	9,998
Consumer and other	848	1,414	1,100	804	453
Total nonaccrual and delinquent loans	$96,815	$114,025	$81,476	$80,379	$71,135
Nonaccrual loans included above	$54,616	$85,238	$54,785	$53,286	$46,775

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
Loans assigned a risk rating of Special Mention, Substandard, Doubtful, or Loss are referred to as Criticized Loans and loans assigned a risk rating of Substandard, Doubtful, or Loss are separately referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Special Mention	$257,194	$184,941	$141,452	$163,089	$214,891
Substandard	242,397	366,556	259,278	317,915	353,222
Doubtful/Loss	—	1	13	412	362
Total Criticized Loans	$499,591	$551,498	$400,743	$481,416	$568,475
In 2021, we completed the sale of approximately $275.3 million in loans with elevated credit risk or were likely to exhibit credit issues in the future. Of the loans sold, $182.6 million were rated as substandard and $68.4 million were rated as special mention at the time of the sale. Approximately 53% of the loans that were sold as part of this de-risking strategy were commercial real estate loans secured by hotels or motels as these industries were hardest hit by the pandemic and could take a while before the industry fully recovers. As a result, substandard loans experienced a significant decline as of December 31, 2021 to $242.4 million compared to $366.6 million at December 31, 2020.

The following table shows the provision for credit losses, the amount of loans charged off, and recoveries on loans previously charged off together with the balance in the allowance for credit losses at the beginning and end of each year, the amount of average and total loans outstanding as well as other pertinent ratios as of the dates and for the years indicated:

	At or For The Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
LOANS:
Average loans:
Real estate	$8,877,324	$8,693,105	$8,631,923	$8,582,716	$8,358,439
Commercial business	3,871,726	3,226,423	2,413,066	2,091,612	1,801,281
Residential mortgage	552,999	729,432	902,287	816,467	412,549
Consumer and other	41,382	49,563	51,399	56,227	70,080
Average loans, including loans held for sale	$13,343,431	$12,698,523	$11,998,675	$11,547,022	$10,642,349

Total loans, excluding loans held for sale	$13,952,743	$13,563,213	$12,276,007	$12,098,115	$11,102,575
ALLOWANCE:
Balance - beginning of year	206,741	94,144	92,557	84,541	79,343
Loans charged off:
Real estate	(57,427)	(8,658)	(1,803)	(6,726)	(3,142)
Commercial business	(3,558)	(6,157)	(5,086)	(2,891)	(13,300)
Residential mortgage	(923)	—	—	—	—
Consumer and other	(328)	(1,211)	(1,220)	(1,258)	(968)
Total loans charged off	(62,236)	(16,026)	(8,109)	(10,875)	(17,410)
Less recoveries:
Real estate	5,722	1,851	2,104	1,028	212
Commercial business	2,196	5,526	1,596	2,892	4,996
Residential mortgage	—	—	—	—	28
Consumer and other loans	327	46	36	71	12
Total loan recoveries	8,245	7,423	3,736	3,991	5,248
Net loans charged off	(53,991)	(8,603)	(4,373)	(6,884)	(12,162)
CECL day 1 adoption impact	—	26,200	—	—	—
Provision (credit) for credit losses	(12,200)	95,000	7,300	14,900	17,360
PCI allowance adjustment	—	—	(1,340)	—	—
Balance - end of year	$140,550	$206,741	$94,144	$92,557	$84,541

RATIOS:
Net loan charge offs to average loans	0.40%	0.07%	0.04%	0.06%	0.11%
Allowance for credit losses to total loans receivable	1.01%	1.52%	0.77%	0.77%	0.76%
Net loan charge offs to allowance for credit losses	38.41%	4.16%	4.65%	7.44%	14.39%
Net loan charge offs to provision for credit losses	N/A	9.06%	59.90%	46.20%	70.06%
Allowance for credit losses to nonperforming loans	128.75%	167.80%	96.03%	87.96%	73.88%

The following table presents net loans charge offs (recoveries) to average loans by loan category for the years indicated:

	For The Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Loan Type
Real estate	0.58%	0.08%	—%	0.07%	0.04%
Commercial business	0.04%	0.02%	0.14%	—%	0.46%
Residential mortgage	0.17%	—%	—%	—%	(0.01)%
Consumer and other loans	—%	2.35%	2.30%	2.11%	1.36%
Net loan charge offs to average loans	0.40%	0.07%	0.04%	0.06%	0.11%

The following table reflects our allocation of the allowance for credit losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2021		2020		2019		2018		2017
	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio
	(Dollars in thousands)
Loan Type
Real estate—residential	$729	1.05%	$391	0.71%	$204	0.39%	$112	0.22%	$88	0.18%
Real estate—commercial	106,170	1.20%	159,527	1.89%	51,712	0.62%	55,890	0.67%	57,664	0.71%
Real estate—construction	1,541	0.70%	2,278	0.78%	1,677	0.57%	765	0.28%	930	0.29%
Commercial business	27,811	0.66%	39,155	0.94%	33,032	1.21%	28,484	1.22%	22,471	1.15%
Residential mortgage	3,316	0.57%	4,227	0.73%	5,925	0.71%	5,207	0.52%	2,442	0.41%
Consumer and other	983	1.68%	1,163	2.28%	1,594	2.89%	2,099	4.15%	946	1.68%
Total	$140,550	1.01%	$206,741	1.52%	$94,144	0.77%	$92,557	0.77%	$84,541	0.76%

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
For loans which do not share similar risk characteristics such as nonaccrual and TDR loans above $1.0 million, we evaluate these loans on an individual basis in accordance with ASC 326. These nonaccrual and TDR loans are considered to have different risk profiles than performing loans and therefore are evaluated separately. We ultimately decided to collectively assess TDRs and nonaccrual loans with balances below $1.0 million along with the performing and accrual loans in order to reduce the operational burden of individually assessing small TDR and nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, we obtain new appraisals to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, we either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, we recognizes an ACL with a corresponding charge to the provision for credit losses.

Individually evaluated loans at December 31, 2021 were $106.6 million, a net decrease of $16.6 million from $123.2 million at December 31, 2020. The net decrease in individually evaluated loans was due primarily to sale of problem loans and de-risking the loan portfolio in 2021.
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
OREO
OREO consists of real estate properties acquired through foreclosure or similar means. OREO is recorded at fair value, less estimated selling costs. At December 31, 2021 and 2020, OREO totaled $2.6 million and $20.1 million, respectively. The number of OREO properties held at December 31, 2021 and 2020 was six and fourteen, respectively. For the year ended December 31, 2021, no properties were transferred to OREO and we sold eight OREO properties totaling $15.9 million. For the year ended December 31, 2020, three properties were transferred to OREO totaling $2.9 million and we sold seven OREO properties totaling $2.6 million.
The changes in OREO for the years ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$20,121	$24,091
Additions to OREO	—	2,928
OREO sales	(15,903)	(2,566)
Valuation adjustments, net	(1,621)	(4,332)
Balance at end of period	$2,597	$20,121

Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $15.04 billion at December 31, 2021 from $14.33 billion at December 31, 2020.
The increase in deposits during 2021 was primarily due to an increase in money market deposits, demand deposits, and savings deposits partially offset by a decline in time deposits. Demand deposits increased $937.6 million during 2021 due to an increase in retail deposits. Time deposits decreased $1.12 billion from December 31, 2020 to December 31, 2021 due to a decline in customer deposits of $838.5 million and a decline in brokered time deposits of $359.7 million. At December 31, 2021, we had $810.9 million in brokered deposits and $300.0 million in California State Treasurer deposits compared to $1.14 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2020. The brokered deposits represented approximately 5.39% of our total deposits as of December 31, 2021 compared to 7.92% as of December 31, 2020. The California State Treasurer deposits have three to six months maturities with a weighted average interest rate of 0.10% and 0.15% at December 31, 2021 and 2020, respectively.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature.

The following table sets forth the balances of our deposits by category for the periods indicated:

	December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$5,751,870	38%	$4,814,254	34%	$3,108,687	25%
Demand, interest bearing	6,178,850	41%	5,232,413	36%	3,985,556	32%
Savings	321,377	2%	300,770	2%	274,151	2%
Time deposit of more than $250,000	1,493,651	10%	1,854,414	13%	1,856,715	15%
Other time deposits	1,294,702	9%	2,132,061	15%	3,302,255	26%
Total Deposits	$15,040,450	100%	$14,333,912	100%	$12,527,364	100%

The following table presents the maturity schedules of our time deposits, as of dates indicated:

	December 31,
	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$1,262,868	45%	$1,612,171	40%	$1,897,616	37%
Over three months through six months	571,155	21%	1,095,373	27%	1,019,735	20%
Over six months through twelve months	892,462	32%	1,177,552	30%	2,132,672	41%
Over twelve months	61,868	2%	101,379	3%	108,947	2%
Total time deposits	$2,788,353	100%	$3,986,475	100%	$5,158,970	100%

The following table indicates the maturity schedules of our time deposits in amounts of more than $250,000 as of December 31, 2021:

	Amount	Percentage
	(Dollars in thousands)
Three months or less	$876,228	59%
Over three months through six months	226,659	15%
Over six months through twelve months	363,238	24%
Over twelve months	27,526	2%
Total	$1,493,651	100%

There is no assurance that we will be able to continue to replace maturing time deposits at competitive rates. However, if we are unable to replace these maturing time deposits with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB, as well as with liquid assets.
At December 31, 2021, total uninsured deposits of the Bank reported by the Bank was approximately $9.57 billion which represents the estimated portion of deposit accounts that exceed the FDIC insurance limit. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
FHLB Advances and Federal Funds Purchased
We utilize a combination of short-term and long-term borrowings from the FHLB and other sources to help manage our liquidity position. However, borrowings are used as a secondary source of funds and deposits are our main source of funding and liquidity.
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. We did not have any federal funds purchased at December 31, 2021 and 2020.

FHLB Advances
We may borrow from the FHLB on a short term or long term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2021 and 2020, FHLB advances totaled $300.0 million and $250.0 million, respectively with average remaining maturities of 4 and 10 months, respectively. The weighted average rate for FHLB advances was 0.92% at December 31, 2021 compared to 1.07% at December 31, 2020. In the third quarter of 2020, we utilized a portion of our excess liquidity to pay off $300.0 million in FHLB advances. These advances were paid off before maturity and resulted in a prepayment fee of $3.6 million. As of December 31, 2021, our remaining available FHLB borrowing capacity was $4.13 billion.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at December 31, 2021 was $216.2 million, including $1.3 million in issuance costs to be capitalized. At December 31, 2020, the net carrying balance of convertible notes was $204.6 million, net of $12.9 million in remaining discounts and issuance costs. The increase in convertible notes from December 31, 2020 to December 31, 2021 was due to the early adoption of ASU 2020-06 on January 1, 2021. With the adoption of ASU 2020-06, our convertible notes are accounted for entirely as debt and no longer has a discount or equity portion. (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued)
Subordinated Debentures
At December 31, 2021, our nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of Hope Bancorp’s subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Debentures totaled $105.4 million at December 31, 2021 and $104.2 million at December 31, 2020.
As of December 31, 2021 and 2020, the Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the consolidated statements of financial condition. Instead, as of December 31, 2021 the long-term subordinated debentures of $105.4 million, net of $24.5 million in discounts, issued by us to the Trusts and the investment in Trusts’ common stock of $3.9 million (included in other assets) are separately reported.

The following table summarizes our outstanding Debentures related to the Trust Preferred Securities at December 31, 2021:

Trust Name	Issuance Date	Amount	Carry Value of Subordinated Debentures	Maturity Date	Coupon Rate	Current Rate	Interest Distribution and Callable Date
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3M LIBOR + 3.15%	3.353%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3M LIBOR + 2.85%	2.974%	Every 7th of Jan, Apr, Jul and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3M LIBOR + 2.95%	3.166%	Every 17th of Mar, Jun, Sep and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3M LIBOR + 1.65%	1.853%	Every 15th of Mar, Jun, Sep and Dec
Center Capital Trust I	12/30/2003	18,000	14,691	01/07/2034	3M LIBOR + 2.85%	2.974%	Every 7th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust II	03/17/2005	20,000	16,198	03/17/2035	3M LIBOR + 1.79%	2.006%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	11,521	09/15/2035	3M LIBOR + 1.40%	1.603%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	18,629	09/15/2037	3M LIBOR + 1.38%	1.583%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	15,447	06/30/2037	3M LIBOR + 1.62%	1.838%	Every 30th of Mar, Jun, Sep, and Dec
Total Trust		$126,000	$105,354
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
Our total stockholders’ equity increased $39.2 million, or 1.9%, to $2.09 billion at December 31, 2021 from $2.05 billion at December 31, 2020. The increase in our stockholders’ equity at December 31, 2021 compared to December 31, 2020 was largely due to net income earned in 2021 totaling $204.6 million, and from a $10.7 million adjustment to beginning retained earnings upon early adoption of ASU 2020-06 offset partially by decreases in accumulated other comprehensive income of $44.2 million, dividends paid of $68.7 million, share repurchases of $50.0 million, and additional paid-in capital of $13.2 million. The $13.2 million decline in additional paid-in capital during the year ended December 31, 2021 included $5.0 million in stock based compensation and was offset by an $18.3 million decrease to reverse the equity portion of our convertible notes, net of taxes upon the adoption of ASU 2020-06.

At December 31, 2021, our ratio of common equity to total assets was 11.70% compared to 12.01% at December 31, 2020, and our tangible common equity represented 9.31% of tangible assets at December 31, 2021, compared with 9.50% of tangible assets at December 31, 2020. Tangible common equity per share was $13.51 at December 31, 2021, compared with $12.81 at December 31, 2020. Tangible common equity to tangible assets and tangible common equity per share are non-GAAP financial measures that we believe provide investors with information that is useful in understanding our financial performance and position.
We provide certain non‑GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our financial performance and position. The methodologies for determining non-GAAP measures may differ among companies. The following tables reconciles non-GAAP financial measures used to the most comparable GAAP performance measures:

	At December 31,
	2021	2020
	(Dollars in thousands, except share and per share data)
Total stockholders’ equity	$2,092,983	$2,053,745
Less: Goodwill and core deposit intangible assets, net	(472,121)	(474,158)
Tangible common equity	$1,620,862	$1,579,587

Total assets	$17,889,061	$17,106,664
Less: Goodwill and core deposit intangible assets, net	(472,121)	(474,158)
Tangible assets	$17,416,940	$16,632,506

Common shares outstanding	120,006,452	123,264,864

Tangible common equity ratio (Tangible common equity / tangible assets)	9.31%	9.50%
Common tangible equity per share (Tangible common equity / common shares outstanding)	$13.51	$12.81

The following tables compare Hope Bancorp’s and the Bank’s capital ratios at December 31, 2021 to those required by our regulatory agencies to generally be deemed “adequately capitalized” for capital adequacy classification purposes:

	December 31, 2021
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,657,754	11.03%	$676,633	4.50%	$981,121	6.53%
Total capital (to risk-weighted assets)	$1,867,968	12.42%	$1,202,903	8.00%	$665,065	4.42%
Tier 1 capital (to risk-weighted assets)	$1,759,207	11.70%	$902,178	6.00%	$857,029	5.70%
Tier 1 capital (to average assets)	$1,759,207	10.11%	$695,795	4.00%	$1,063,412	6.11%

	December 31, 2021
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$1,947,914	12.96%	$676,328	4.50%	$1,271,586	8.46%
Total capital (to risk-weighted assets)	$2,056,675	13.68%	$1,202,361	8.00%	$854,314	5.68%
Tier 1 capital (to risk-weighted assets)	$1,947,914	12.96%	$901,771	6.00%	$1,046,143	6.96%
Tier 1 capital (to average assets)	$1,947,914	11.20%	$695,593	4.00%	$1,252,321	7.20%
Capital rules require a capital conservation buffer of 2.50% above the three minimum risked-weighted capital ratios. Our capital ratios at December 31, 2021 and 2020 exceeded all of the regulatory minimums including the fully-phased in capital conservation buffer.
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
Net cash inflows from operating activities totaled $324.2 million, $165.9 million, and $183.9 million during 2021, 2020 and 2019, respectively. Net cash inflows from operating activities for 2021 were primarily attributable to proceeds from sales of loans held for sale and net income partially offset by originations of held for sale loans.
Net cash outflows from investing activities totaled $993.0 million, $1.83 billion, and $36.8 million during 2021, 2020 and 2019, respectively. Net cash outflows from investing activities during 2021 were primarily from purchases of securities available for sale, net increase in loans receivable, and purchase of loans receivable. These outflows were offset by proceeds received for securities available for sale that were paid down during the year, proceeds from sales of available for sale securities, and proceeds from sales of other loans.
Net cash inflows from financing activities totaled $634.5 million, $1.32 billion, and $91.9 million during 2021, 2020 and 2019, respectively. Net cash inflows from financing activities for 2021 was primarily attributable to an increase in deposits and proceeds from FHLB borrowings offset by the repayment of FHLB advances, treasury stock repurchases, and dividends paid on common stock.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may purchase federal funds, borrow funds from the FHLB or the FRB’s Discount Window. As of December 31, 2021, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $5.06 billion, and we had $300.0 million in borrowings from the FHLB and no borrowings outstanding from the FRB. The FHLB System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities available for sale that are not pledged. Our liquid assets consist of cash and cash equivalents, interest bearing cash deposits with other banks, liquid investment securities available for sale, and loan repayments within 30 days. Liquid assets totaled $2.57 billion and $2.23 billion at December 31, 2021 and 2020, respectively. Cash and cash equivalents totaled $316.3 million at December 31, 2021 compared to $350.6 million at December 31, 2020.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits, and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. Our average gross loans to average deposits ratio was 91%, 93% and 99% for years ended 2021, 2020 and 2019.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2021, management was not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material or adverse effect on our liquidity position. As of December 31, 2021, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2021. Payments shown for time deposits, FHLB advances, convertible notes, and subordinated debenture include interest obligation to their respective repricing dates:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time deposits	$2,730,335	$60,878	$849	$401	$2,792,463
FHLB advances	302,295	—	—	—	302,295
Convertible notes	4,350	219,119	—	—	223,469
Subordinated debentures (1)	105,892	—	—	—	105,892
Commitments to fund investments in affordable housing partnerships	6,493	948	569	1,504	9,514
Unused credit extensions	1,448,841	562,308	264,359	53,913	2,329,421
Standby letters of credit	114,186	11,948	3	—	126,137
Other commercial letters of credit	56,196	137	—	—	56,333
Total	$4,768,588	$855,338	$265,780	$55,818	$5,945,524
 ___________________
(1)     Interest for variable rate subordinated debentures were calculated using interest rates at December 31, 2021.

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

The following table illustrates our combined asset and liability contractual repricing as of December 31, 2021:

	0 - 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Interest-bearing cash	$44,947	$—	$—	$—	$44,947
Interest-bearing deposits in other financial institutions	1,959	10,892	—	—	12,851
Securities available for sale	109,246	48,492	426,970	2,081,567	2,666,275
Equity investments	57,860	—	—	—	57,860
Loans outstanding(1)	5,240,317	1,564,551	6,035,976	1,210,948	14,051,792
Total rate sensitive assets	$5,454,329	$1,623,935	$6,462,946	$3,292,515	$16,833,725
Rate Sensitive Liabilities:
Money market and NOW	$6,178,850	$—	$—	$—	6,178,850
Savings deposits	185,699	27,375	108,303	—	321,377
Time deposits	1,262,868	1,463,617	61,468	400	2,788,353
FHLB advances	200,000	100,000	—	—	300,000
Convertible notes	—	—	216,209	—	216,209
Subordinated debentures	105,354	—	—	—	105,354
Total rate sensitive liabilities	$7,932,771	$1,590,992	$385,980	$400	$9,910,143

Net Gap Position	$(2,478,442)	$32,943	$6,076,966	$3,292,115
Cumulative Gap Position	$(2,478,442)	$(2,445,499)	$3,631,467	$6,923,582
 ___________________
(1)Includes nonaccrual loans of loans of $54.6 million and held for sale of $99.0 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2021, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table:

	December 31, 2021		December 31, 2020
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	6.95%	0.84%	4.81%	5.11%
+ 100 basis points	3.52%	1.55%	2.35%	3.29%
- 100 basis points	(2.62)%	(5.94)%	(1.31)%	(7.63)%
- 200 basis points	(4.25)%	(15.71)%	(1.41)%	(10.80)%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analysis, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2021.

LIBOR Transition
On July 27, 2017, the Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate(“LIBOR”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021. As a result, it was expected that after 2021, LIBOR rates would no longer be available or would no longer be viewed as an acceptable benchmark rate.
In March 2020, the FASB issued ASU 2020-04 and in January 2021 issued ASU 2021-01 which provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. These issuances are intended to help stakeholders during the global market-wide reference rate transition period and the committee overseeing our transition process is evaluating the optional guidance.
On March 5, 2021, the Intercontinental Exchange Benchmark Administration announced, in conjunction with the FCA, that it would cease the publication of one week and two months U.S. dollar LIBOR settings on December 31, 2021 and would cease the publication of overnight and twelve months U.S. dollar LIBOR settings on June 30, 2023. The FCA also stated that immediately after June 30, 2023, the 1 month, 3 month, and 6 month U.S. dollar LIBOR settings will no longer be representative and representativeness will not be restored. The regulators have also issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.
The Company has financial instruments that are indexed to LIBOR including investment securities available for sale, loans, derivatives, subordinated debentures, and other financial contracts that mature after December 31, 2021. The Company has formed a committee to oversee the transition process and to facilitate an orderly transition from LIBOR, and other interbank offered rates, to alternative reference rates for the Company and its clients in a manner consistent with supervisory expectations. The transition away from LIBOR is not expected to have a material impact on the Company’s consolidated financial statements. For additional information about our associated risks, please refer to Item 1A, Risk Factors.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of Hope Bancorp, together with the report of Crowe LLP begin on page F-1 of this Report and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Consolidated Statements of Financial Condition as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements for the Years Ended December 31, 2021, 2020 and 2019
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.
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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2021.
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
With the participation of our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, and under the direction of our audit committee, our management has conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2021 using the criteria set forth by COSO. Based on this assessment, our management believes that the Company’s system of internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting which is included below in this section.
c.     Changes in Internal Control Over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-1 of this report.

Item 9B.OTHER INFORMATION
None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Delinquent Section 16(a) Reports, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2021.
Item 11.EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2022 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2021.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2022 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2021.
The following table summarizes our equity compensation plans as of December 31, 2021:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	814,877	$15.17	2,370,737
Equity compensation plans not approved by security holders	—	—	—
Total	814,877	$15.17	2,370,737
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2022 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2021.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2022 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2021.

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

3.1
Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, filed with the SEC on August 9, 2004)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, filed with the SEC on November 9, 2005)

3.5
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007)

3.6
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 17, 2011 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, filed with the SEC on May 7, 2018)

3.7
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 30, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.6, filed with the SEC on March 1, 2013)

3.8	Amended and Restated Bylaws of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on July 25, 2019)

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

Number	Description

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

4.11	Description of Securities Registered Under Section 12 of the Exchange Act +

10.1
Second Amended and Restated Employment Agreement, dated April 1, 2017, by and between Hope Bancorp, Inc. and Kevin S. Kim (incorporated herein by reference to the 8-K filed with the SEC on May 3, 2017)*

10.2	Bank of Hope 2017 Employee Stock Purchase Program (incorporated herein by reference to the 10-Q filed with the SEC on November 8, 2017)*

10.3	Hope Bancorp, Inc. 2019 Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A, Annex A, filed with the SEC on April 30, 2019)*

10.4	Affiliate Agreement between Hope Bancorp, Inc. and Bank of Hope (incorporated by reference to the 10-K filed with the SEC on February 26, 2020)*

10.5	Tax Sharing Agreement among Hope Bancorp, Inc and Bank of Hope (incorporated by reference to the 10-K filed with the SEC on February 26, 2020)*

14.1	Director Code of Ethics and Business Conduct+

14.2	Code of Ethics and Business Conduct+

21.1	Subsidiaries of the Registrant+

23.1	Consent of Crowe LLP+

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

Number	Description

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*     Management contract, compensatory plan, or arrangement
+     Filed herewith
++    Furnished herewith
Item 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	February 28, 2022	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ KEVIN S. KIM	Chairman, President, and Chief Executive Officer	February 28, 2022
	Kevin S. Kim	(Principal Executive Officer)

By:	/s/ ALEX KO	Senior Executive Vice President & Chief Financial Officer	February 28, 2022
	Alex Ko	(Principal Financial and Accounting Officer)

By:	/s/ DONALD D. BYUN	Director	February 28, 2022
Donald D. Byun

By:	/s/ JINHO DOO	Director	February 28, 2022
Jinho Doo

By:	/s/ DAISY Y. HA	Director	February 28, 2022
Daisy Y. Ha

By:	/s/ JOON KYUNG KIM	Director	February 28, 2022
Joon Kyung Kim

By:	/s/ STEVEN S. KOH	Director	February 28, 2022
Steven S. Koh

By:	/s/ WILLIAM J. LEWIS	Director	February 28, 2022
William J. Lewis

By:	/s/ DAVID P. MALONE	Director	February 28, 2022
David P. Malone

By:	/s/ LISA K. PAI	Director	February 28, 2022
Lisa K. Pai

By:	/s/ MARY E. THIGPEN	Director	February 28, 2022
Mary E. Thigpen

By:	/s/ SCOTT YOON-SUK WHANG	Director	February 28, 2022
Scott Yoon-Suk Whang

By:	/s/ DALE S. ZUEHLS	Director	February 28, 2022
Dale S. Zuehls

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Hope Bancorp, Inc.
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Hope Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle
As discussed in Notes 1 and 4 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications No. 326, Financial Instruments – Credit Losses (ASC 326).

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
Allowance and Provision for Credit Losses – Loans Carried at Amortized Cost
Refer to Notes 1 and 4 to the Consolidated Financial Statements
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) under a modified retrospective approach, which required the Company to estimate expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology.
The allowance for credit losses (“ACL”) under the CECL methodology was a significant estimate recorded within the Company’s financial statements with a reported balance of $140.6 million as of December 31, 2021; $135.4 million, or approximately 96% of the ACL was estimated on a collective basis utilizing reasonable and supportable forecasts, current conditions, and historical loss experience. The Company utilized models to estimate probability of default (“PD”) and loss given default (“LGD”) rates to estimate the estimated loss of its largest loan portfolio segment – commercial real estate (“CRE”) loans. The modeled ACL represented a significant component of this portion of the Company’s ACL estimate.
The principal consideration for our determination that auditing the CRE-modeled component of the ACL estimate is a critical audit matter is due to the level of audit effort required for certain aspects of the modeling process. The Company’s CECL modeling process is multifaceted and involves a significant amount of effort and management judgment, which in turn involved our especially complex and subjective judgment. We identified the following two facets within the Company’s modeling process that required a significant amount of audit effort and involved especially subjective or complex auditor judgment: (1) evaluating the conceptual soundness of the model used to assist in estimating the ACL on the Company’s CRE loan portfolio segment in accordance with the standard and (2) evaluating the reasonableness of management judgments and assumptions used in the CRE modeling process.
(1) PD and LGD models – conceptual soundness
The Company utilized a model to assist in calculating the PD and LGD rates for its CRE loans. A significant amount of judgment was required when assessing the conceptual design and statistical methodology of the employed model and whether the model was relevant to the Company’s loan portfolio and suitable for use in the Company’s CECL estimation process, which in turn involved our especially complex and subjective judgment.

To address this matter, we tested the design and operating effectiveness of the Company’s controls over the model validation process of assessing the conceptual soundness of the PD and LGD model. We also utilized Crowe LLP-employed valuation specialists (“Crowe VS”) to evaluate the conceptual soundness of the model’s methodology, conceptual design, and applicability to the Company, as well as the Company’s internal backtesting. Crowe VS also performed procedures to assess the relationships between the Company’s PD and LGD rates and model risk factors.

(2) Management judgments and assumptions
Throughout the Company’s ACL estimation process for CRE loans evaluated on a collective basis, a number of management judgments and assumptions are required during the modeling process. Management judgments and assumptions are made as part of the modeling process, such as the selection of economic forecast scenarios to adjust PD and LGD rates. Management’s identification and analysis of these judgments and assumptions requires significant judgment, which in turn involved our especially complex and subjective judgment.

To address these matters, we tested the design and operating effectiveness of the Company’s controls related to management judgments and assumptions within the modeling process including, but not limited to:
•Management’s model validation, conducted by the Company’s Model Risk Management Department, which includes an evaluation of the reasonableness and sensitivity of significant management judgments and assumptions
•Management’s review of the reasonableness and sensitivity of significant judgments and assumptions
•Management’s review of the directional consistency of judgments and assumptions with modeled or estimate results
Our principal substantive audit procedures related to the management judgments and assumptions included, but were not limited to:
•Evaluation of the sensitivity of significant judgments and assumptions
•Evaluation of the reasonableness of management’s judgments and assumptions within the Company’s ACL methodology and framework

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2017.

Los Angeles, California
February 28, 2022

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2021 AND 2020

	December 31,
	2021	2020
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$271,319	$256,565
Interest-bearing cash in other banks	44,947	94,014
Total cash and cash equivalents	316,266	350,579
Interest-bearing deposits in other financial institutions	12,851	28,642
Securities available for sale, at fair value	2,666,275	2,285,611
Equity investments	57,860	59,699
Loans held for sale, at the lower of cost or fair value	99,049	17,743
Loans receivable, net of allowance for credit losses of $140,550 and $206,741 at December 31, 2021 and December 31, 2020, respectively	13,812,193	13,356,472
Other real estate owned (“OREO”), net	2,597	20,121
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,250
Premises and equipment, net	45,667	48,409
Accrued interest receivable	41,842	59,430
Deferred tax assets, net	49,719	47,693
Customers’ liabilities on acceptances	1,521	1,184
Bank owned life insurance (“BOLI”)	77,081	76,765
Investments in affordable housing partnerships	58,387	69,454
Operating lease right-of-use assets, net	52,701	47,653
Goodwill	464,450	464,450
Core deposit intangible assets, net	7,671	9,708
Servicing assets, net	10,418	12,692
Other assets	95,263	133,109
Total assets	$17,889,061	$17,106,664

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
DECEMBER 31, 2021 AND 2020

	December 31,
	2021	2020
	(Dollars in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$5,751,870	$4,814,254
Interest bearing:
Money market and NOW accounts	6,178,850	5,232,413
Savings deposits	321,377	300,770
Time deposits	2,788,353	3,986,475
Total deposits	15,040,450	14,333,912
FHLB advances	300,000	250,000
Convertible notes, net	216,209	204,565
Subordinated debentures, net	105,354	104,178
Accrued interest payable	4,272	14,706
Acceptances outstanding	1,521	1,184
Operating lease liabilities	57,303	52,030
Commitments to fund investments in affordable housing partnerships	9,514	15,148
Other liabilities	61,455	77,196
Total liabilities	15,796,078	15,052,919
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2021 and December 31, 2020; issued and outstanding 136,350,301 and 120,006,452 shares, respectively at December 31, 2021, and issued and outstanding 135,926,445 and 123,264,864 shares at December 31, 2020	136	136
Additional paid-in capital	1,421,698	1,434,916
Retained earnings	932,561	785,940
Treasury stock, at cost; 16,343,849 and 12,661,581 shares at December 31, 2021 and December 31, 2020, respectively	(250,000)	(200,000)
Accumulated other comprehensive (loss) income, net	(11,412)	32,753
Total stockholders’ equity	2,092,983	2,053,745
Total liabilities and stockholders’ equity	$17,889,061	$17,106,664
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$528,174	$554,967	$627,673
Interest on securities	35,492	39,362	46,295
Interest on other investments	2,866	4,549	10,818
Total interest income	566,532	598,878	684,786
INTEREST EXPENSE:
Interest on deposits	42,011	110,369	190,158
Interest on FHLB advances	2,561	6,865	12,031
Interest on other borrowings and convertible notes	9,190	14,146	16,002
Total interest expense	53,762	131,380	218,191
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	512,770	467,498	466,595
PROVISION (CREDIT) FOR CREDIT LOSSES	(12,200)	95,000	7,300
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	524,970	372,498	459,295
NONINTEREST INCOME:
Service fees on deposit accounts	7,275	12,443	17,933
International service fees	3,586	3,139	3,926
Loan servicing fees, net	3,367	2,809	2,316
Wire transfer fees	3,519	3,577	4,558
Swap fee income	1,458	4,066	3,364
Net gains on sales of SBA loans	8,448	—	—
Net gains on sales of residential mortgage loans	4,435	8,004	4,487
Net gains on sales or called securities available for sale	—	7,531	282
Other income and fees	11,506	11,863	12,817
Total noninterest income	43,594	53,432	49,683
NONINTEREST EXPENSE:
Salaries and employee benefits	175,151	162,922	161,174
Occupancy	28,898	28,917	30,735
Furniture and equipment	18,079	17,548	15,583
Advertising and marketing	8,707	6,284	9,146
Data processing and communication	10,331	9,344	10,780
Professional fees	12,168	8,170	22,528
Investments in affordable housing partnerships expenses	11,067	13,146	9,292
FDIC assessments	5,109	5,544	3,882
Credit related expenses	4,400	6,817	4,975
OREO expense (income), net	1,638	3,865	(934)
Software impairment	2,146	—	—
FHLB advance prepayment fee	—	3,584	—
Branch restructuring costs	—	2,367	—
Other	15,598	15,131	15,467
Total noninterest expense	293,292	283,639	282,628
INCOME BEFORE INCOME TAX PROVISION	275,272	142,291	226,350
INCOME TAX PROVISION	70,700	30,776	55,310
NET INCOME	$204,572	$111,515	$171,040

Basic earnings per common share	$1.67	$0.90	$1.35
Diluted earnings per common share	$1.66	$0.90	$1.35
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	For Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net income	$204,572	$111,515	$171,040
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(65,551)	41,562	59,851
Change in unrealized net holding gains (losses) on interest rate swaps used in cash flow hedges	2,893	(602)	—
Reclassification adjustments for net losses (gains) realized in net income	319	(7,583)	(282)
Tax effect	18,174	(9,773)	(17,715)
Other comprehensive (loss) income , net of tax	(44,165)	23,604	41,854
Total comprehensive income	$160,407	$135,119	$212,894

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JANUARY 1, 2019	126,639,912	$136	$1,423,405	$662,375	$(150,000)	$(32,705)	$1,903,211
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	59,725	—	12				12
Stock-based compensation			4,649				4,649
Cash dividends declared on common stock ($0.56 per share)				(70,935)			(70,935)
Comprehensive income:
Net income				171,040			171,040
Other comprehensive income						41,854	41,854
Repurchase of treasury stock	(943,094)				(13,820)		(13,820)
BALANCE, DECEMBER 31, 2019	125,756,543	$136	1,428,066	$762,480	$(163,820)	$9,149	$2,036,011
CECL day 1 impact				(26,729)			(26,729)
CECL day 1 impact tax adjustment				7,856			7,856
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	224,355	—	—				—
Stock-based compensation			6,850				6,850
Cash dividends declared on common stock ($0.56 per share)				(69,182)			(69,182)
Comprehensive income:
Net income				111,515			111,515
Other comprehensive income						23,604	23,604
Repurchase of treasury stock	(2,716,034)				(36,180)		(36,180)
BALANCE, DECEMBER 31, 2020	123,264,864	$136	1,434,916	$785,940	$(200,000)	$32,753	$2,053,745
Adoption of ASU 2020-06			(21,420)	10,715			(10,705)
Adoption of ASU 2020-06 tax impact			3,160				3,160
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	423,856	—	—				—
Stock-based compensation			5,042				5,042
Cash dividends declared on common stock ($0.56 per share)				(68,666)			(68,666)
Comprehensive income:
Net income				204,572			204,572
Other comprehensive loss						(44,165)	(44,165)
Repurchase of treasury stock	(3,682,268)				(50,000)		(50,000)
BALANCE, DECEMBER 31, 2021	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	Year ended December 31,
	2021	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$204,572	$111,515	$171,040
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of amortization and depreciation	26,000	12,244	2,751
Stock-based compensation expense	8,398	8,127	5,282
(Credit) provision for credit losses	(12,200)	95,000	7,300
Provision for accrued interest receivables on loans	846	1,000	—
Write-down of right-of-use assets	—	1,751	—
Provision (credit) for unfunded loan commitments	(195)	660	(100)
Valuation adjustment of OREO	1,621	3,284	(1,231)
Net gains on sales of SBA loans	(8,448)	—	—
Net gains on sales of residential mortgage loans	(4,435)	(8,004)	(4,487)
Earnings on BOLI	(316)	(426)	(1,120)
Net change in fair value of derivatives	139	(138)	(71)
Net losses on sale and disposal of premises and equipment	9	413	75
Net losses (gains) on sales of OREO	684	108	14
Net gains on sales and calls of securities available for sale	—	(7,531)	(282)
Net change in fair value of equity investments with readily determinable fair value	789	(488)	(1,288)
Losses on investments in affordable housing partnerships	10,774	12,863	9,137
Payment of FHLB advance prepayment fee	—	3,584	—
Software impairment	2,146	—	—
Net change in deferred income taxes	19,626	(17,998)	1,535
Proceeds from sales of loans held for sale	229,302	305,060	116,590
Originations of loans held for sale	(192,161)	(268,283)	(103,819)
Originations of servicing assets	(2,880)	(2,864)	(1,790)
Change in accrued interest receivable	16,742	(28,658)	1,453
Change in other assets	49,178	(59,077)	(23,157)
Change in accrued interest payable	(10,434)	(19,104)	2,436
Change in other liabilities	(15,546)	22,878	3,587
Net cash provided by operating activities	324,211	165,916	183,855
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	(4,233)	(20,597)	(19,853)
Redemption of interest bearing deposits in other financial institutions	20,024	21,117	20,100
Purchase of securities available for sale	(1,159,057)	(1,273,369)	(229,283)
Proceeds from matured, called, or paid-down securities available for sale	694,715	565,362	296,154
Proceeds from sales of securities available for sale	—	168,069	115,628
Proceeds from sale of equity investments	1,277	201	2,570
Purchase of equity investments	—	(10,000)	—
Proceeds from sales of other loans held for sale previously classified as held for investment	335,888	1,294	123,322
Purchase of loans receivable	(214,988)	—	(126,345)
Net change in loans receivable	(671,581)	(1,273,988)	(205,624)
Proceeds from sales of OREO	15,220	2,458	3,197
Purchase of FHLB stock	—	(1,346)	(2,417)
Redemption of FHLB stock	—	3,503	8,471
Purchase of premises and equipment	(7,220)	(4,973)	(6,619)
Proceeds from BOLI death benefits	1,283	970	1,834
Investments in affordable housing partnerships	(4,368)	(13,333)	(17,958)
Net cash used in investing activities	(993,040)	(1,834,632)	(36,823)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	706,538	1,806,548	371,708
Proceeds from FHLB advances	2,319,000	1,360,000	1,155,000
Repayment of FHLB advances	(2,269,000)	(1,738,584)	(1,350,000)
Purchase of treasury stock	(50,000)	(36,777)	(13,223)
Cash dividends paid on common stock	(68,666)	(69,182)	(70,935)
Issuance of additional stock pursuant to various stock plans	—	—	12
Taxes paid in net settlement of restricted stock	(3,356)	(1,277)	(633)
Net cash provided by financing activities	634,516	1,320,728	91,929
NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,313)	(347,988)	238,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,579	698,567	459,606
CASH AND CASH EQUIVALENTS, END OF PERIOD	$316,266	$350,579	$698,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$62,081	$144,234	$211,014
Income taxes paid	$42,201	$49,220	$57,115
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$—	$2,928	$19,381
Loans transferred to held for sale from loans receivable	$472,598	$1,243	$165,994
Loans transferred to loans receivable from held for sale	$19,625	$2,933	$5,181
Lease liabilities arising from obtaining right-of-use assets	$965	$—	$62,833

See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations— Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). The Bank has branches in California, New York, Illinois, Washington, Texas, New Jersey, Virginia, Alabama, and Georgia, as well as loan production offices in Atlanta, Houston, Dallas, Denver, Portland, Seattle, Southern California, and Northern California. Hope Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. The Company specializes in core business banking products for small and medium-sized businesses, with an emphasis in commercial real estate and business lending, SBA lending, and international trade financing.
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
Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, interest-earning deposits, and federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2021 and 2020. Net cash flows are reported for customer loan and deposit transactions, investment transactions, federal funds purchased, deferred income taxes, and other assets and liabilities.
Interest-Bearing Deposits in Other Financial Institutions—Interest-bearing deposits in other financial institutions are comprised of the Company’s investments in certificates of deposits that have original maturities greater than 90 days.
Securities—Securities are classified and accounted for as follows:
(i)Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2021 and 2020, the Company did not own securities in this category;
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
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available for sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a day 1 allowance impact attributable to its investment securities portfolio and did not have an allowance for credit losses as of December 31, 2021 and 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company evaluates securities in unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether the Company intend to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded at December 31, 2021 and 2020.
Equity Investments—Equity investments include mutual funds, correspondent bank stock, Community Development Financial Institutions Fund (“CDFI”) investments, and Community Reinvestment Act (“CRA”) investments. The Company’s mutual funds are considered equity investments with readily determinable fair values and changes to fair value are recorded in other noninterest income. The Company’s investment in correspondent bank stock, CDFI investments, and CRA investments are equity investments without readily determinable fair values. Equity investments without readily determinable fair values are measured at cost, less impairment, and are adjusted for observable price changes which is recorded in noninterest income.
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
The Company enters into risk participation agreements with outside counterparties for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction.
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. Materiality was another factor in using a non-modeled approach for these loans as in aggregate, non-modeled loans represented approximately 2% of the Company’s total loan portfolio as of December 31, 2021.
The Economic Forecast Committee (“EFC”) reviews multiple scenarios put together by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenarios contain certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of December 31, 2021, the Company chose a forecast scenario that incorporates the effect of the COVID-19 pandemic into estimates of future economic conditions. The allowance for credit losses at December 31, 2021 utilizes the Moody’s Consensus scenario, as well as more specific information, including updated market data which reflects the economic conditions that align with management’s view. In the prior year, the Company utilized Moody’s baseline scenario in its ACL calculation.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio that may not be captured by the modeled and non-modeled approach, the Company utilizes qualitative adjustments to estimate total expected losses. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the allowance for credit losses by as much as 25 basis points for each loan type pool. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses, updated to reflect the application of the CECL methodology:
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
For loans which do not share similar risk characteristics such as nonaccrual and TDR loans above $1.0 million, the Company evaluates these loans on an individual basis in accordance with ASC 326. These nonaccrual and TDR loans are considered to have different risk profiles than performing loans and therefore are evaluated separately. The Company collectively assesses TDRs and nonaccrual loans with balances below $1.0 million along with the performing and accrual loans in order to reduce the operational burden of individually assessing small TDR and nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, the Company obtains a new appraisal to determine the fair value of underlying loan collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit losses.
As of December 31, 2021 and 2020, the Company recorded $151 thousand and $1.0 million, respectively, in ACL on its loan accrued interest receivable balances attributable to COVID-19 payment deferral modifications. The ACL was estimated by using the same loss ratios calculated for the underlying loans under the CECL allowance methodology and applying the ratios to the accrued interest portion of modified loans. Total accrued interest on the Consolidated Statement of Financial Condition is presented net of any ACL and changes to the accrued interest ACL is recorded in credit related expenses.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR accounting for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of December 31, 2021, unless the loans were TDR prior to the COVID-19 modification. The balance of active modified loans under the CARES Act and not subject to TDR accounting was $22.8 million at December 31, 2021 and $1.38 billion at December 31, 2020.
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
OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. For the year ended December 31, 2021, the Company did not foreclose on any properties. The Company recorded $1.6 million in net valuation losses subsequent to the foreclosures during the year ended December 31, 2021, and the Company sold OREO properties for total proceeds of $15.2 million during the year. For the year ended December 31, 2020, the Company foreclosed on properties with an aggregate carrying value of $2.9 million. The Company recorded $4.3 million in net valuation losses subsequent to the foreclosures during the year ended December 31, 2020, and the Company sold OREO properties for total proceeds of $2.5 million during the year.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In accordance with ASC 350 “Intangibles - Goodwill and Other”, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the goodwill impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the step 1 impairment test is bypassed. Management assessed the qualitative factors related to goodwill as of December 31, 2021 and determined a Step 1 fair value assessment was not required. Based on qualitative assessment, management determined that goodwill was not impaired at December 31, 2021. Goodwill is assessed for impairment on an interim basis if circumstances change or an event occurs between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The quantitative impairment assessment involves significant judgment. This judgment includes developing cash flow projections, selecting appropriate discount rates, calculation of a terminal growth rate, minimum target capitalization levels, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangibles are amortized over a seven to ten year period.
Loan Servicing Assets— A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, including these servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for credit losses in the accompanying consolidated statements of financial condition.
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were recorded during the years 2021, 2020, or 2019.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $68.7 million and $69.2 million, were paid in 2021 and 2020, respectively. There were no common stock dividends declared but unpaid at December 31, 2021 and 2020.
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
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2021 or 2020. Accrued loss contingencies for all legal claims totaled approximately $52 thousand at December 31, 2021 and $1.3 million at December 31, 2020.

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting Pronouncements Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those annual periods. ASU 2020-06 allows companies to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. On January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective method of transition and had a cumulative effect adjustment to its retained earnings totaling $10.7 million. The Company’s convertible notes were originally recorded as separate debt and equity components. Subsequent to the adoption of ASU 2020-06, the Company’s convertible notes are now accounted for as a single debt instrument with no discount. As a result of the adoption of ASU 2020-06 in 2021, the Company’s interest expense on its convertible notes declined by $4.2 million with the elimination of the existing debt discount and discount amortization which was previously recorded as non-cash interest expense.
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
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers”, to address diversity in practice and inconsistency related to the accounting for revenue contracts with customers acquired in a business combination. The amendments require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination and applies to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    EQUITY INVESTMENTS
Equity investments with readily determinable fair values at December 31, 2021 and 2020 consisted of mutual funds in the amount of $26.8 million and $27.6 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
There were no purchases of equity investments with readily determinable fair values during the year ended December 31, 2021. During the year ended December 31, 2020, the Company purchased $5.0 million in mutual funds classified as equity investments with readily determinable fair values.
The change in fair values for equity investments with readily determinable fair values for the years ended December 31, 2021 and 2020 were recorded as other noninterest income as summarized in the table below:

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(789)	$488
Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values	$(789)	$488

At December 31, 2021 and 2020 the Company also had equity investments without readily determinable fair value which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At December 31, 2021, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the consolidated statements of financial condition was $31.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $29.7 million in CRA investments. There were no purchases of equity investment without readily determinable fair values during the year ended December 31, 2021. At December 31, 2020, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the consolidated statements of financial condition was $32.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $30.7 million in CRA investments. The company purchased $5.0 million in CRA investments during the year ended December 31, 2020.
The Company had no impairments or subsequent observable price changes for investments without readily determinable fair values for the years ended December 31, 2021 and 2020.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available for sale at December 31, 2021 and 2020:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$1,039,543	$3,357	$(16,470)	$—	$1,026,430
Mortgage-backed securities:
Residential	769,113	1,985	(11,874)	—	759,224
Commercial	595,659	9,103	(5,360)	—	599,402
Asset-backed securities	153,564	11	(124)	—	153,451
Corporate securities	23,398	130	(1,044)	—	22,484
Municipal securities	104,371	1,680	(767)	—	105,284
Total investment securities available for sale	$2,685,648	$16,266	$(35,639)	$—	$2,666,275

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$990,679	$11,482	$(844)	$—	$1,001,317
Mortgage-backed securities:
Residential	672,667	8,460	(114)	—	681,013
Commercial	482,874	25,026	(21)	—	507,879
Corporate securities	7,000	15	(881)	—	6,134
Municipal securities	86,213	3,058	(3)	—	89,268
Total investment securities available for sale	$2,239,433	$48,041	$(1,863)	$—	$2,285,611

As of December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At December 31, 2021, $13.0 million in unrealized losses on securities available for sale net of taxes were included in accumulated other comprehensive loss. At December 31, 2020, $33.2 million in unrealized gains on securities available for sale net of taxes were included in accumulated other comprehensive income. There were no reclassifications out of accumulated other comprehensive loss into earnings for securities available for sale during the twelve months ended December 31, 2021. During the twelve months ended December 31, 2020, the Company recognized net gains on sales and calls of securities available for sale in the amount of $7.5 million.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The proceeds from sales of securities and total gains and losses are listed below:

	Year ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Proceeds from investments sold	$—	$168,069	$115,628

Gains from sales of securities	$—	$7,531	$750
Losses from sales of securities	—	—	(469)
Gains from called securities	—	—	1
Net gain on sales or called securities	$—	$7,531	$282

Tax provision recorded on the net gains on sales and calls of securities available for sale was approximately $0, $1.6 million, and $69 thousand, for the years ended December 31, 2021, 2020, and 2019, respectively.
The amortized cost and estimated fair value of investment securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Collateralized mortgage obligations, mortgage-backed securities and asset-backed securities are not due at a single maturity date and their total balances are shown separately.

	December 31, 2021
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,000	2,005
Due after five years through ten years	40,044	39,932
Due after ten years	85,725	85,831
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	1,039,543	1,026,430
Mortgage-backed securities:
Residential	769,113	759,224
Commercial	595,659	599,402
Asset-backed securities	153,564	153,451
Total	$2,685,648	$2,666,275

Securities with fair values of approximately $362.2 million and $376.1 million at December 31, 2021 and 2020, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

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

	December 31, 2021
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	39	$757,799	$(15,445)	2	$37,438	$(1,025)	41	$795,237	$(16,470)
Mortgage-backed securities:
Residential*	49	603,372	(9,371)	13	75,211	(2,503)	62	678,583	(11,874)
Commercial*	24	214,384	(3,339)	4	57,656	(2,021)	28	272,040	(5,360)
Asset-backed securities	13	115,885	(124)	—	—	—	13	115,885	(124)
Corporate securities	4	14,067	(331)	1	4,288	(713)	5	18,355	(1,044)
Municipal securities	23	59,403	(767)	—	—	—	23	59,403	(767)
Total	152	$1,764,910	$(29,377)	20	$174,593	$(6,262)	172	$1,939,503	$(35,639)

	December 31, 2020
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	22	$312,757	$(844)	—	$—	$—	22	$312,757	$(844)
Mortgage-backed securities:
Residential*	8	46,094	(114)	—	—	—	8	46,094	(114)
Commercial*	1	10,275	(21)	—	—	—	1	10,275	(21)
Corporate securities	—	—	—	1	4,119	(881)	1	4,119	(881)
Municipal securities	1	$997	(3)	—	—	—	1	997	(3)
Total	32	$370,123	$(982)	1	$4,119	$(881)	33	$374,242	$(1,863)
_________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
At adoption of ASU 2016-13 on January 1, 2020, the Company did not have a day 1 allowance impact attributable to its investment securities portfolio. The Company did not have an allowance for credit losses on its investment securities as of December 31, 2021 and 2020. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale. Accrued interest receivable for investment securities available for sale at December 31, 2021 and 2020, totaled $5.6 million and $4.7 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company had collateralized mortgage obligations, mortgage-backed securities, and one corporate security that were in a continuous loss position for twelve months or longer at December 31, 2021. The corporate security in a continuous loss position for twelve months or longer had total unrealized losses of $713 thousand at December 31, 2021. Collateralized mortgage obligations, residential and commercial mortgage-backed securities in a continuous loss position for twelve months or longer had total unrealized losses of $1.0 million, $2.5 million, and $2.0 million, respectively, at December 31, 2021. These securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on securities that were in an unrealized loss position have been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES
The following is a summary of loans by major category at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Loan portfolio composition	(Dollars in thousands)
Real estate loans:
Residential	$69,199	$54,795
Commercial	8,816,080	8,425,959
Construction	220,652	291,380
Total real estate loans	9,105,931	8,772,134
Commercial business	4,208,674	4,157,787
Residential mortgage	579,626	582,232
Consumer and other	58,512	51,060
Total loans outstanding	13,952,743	13,563,213
Allowance for credit losses	(140,550)	(206,741)
Loans receivable, net of allowance for credit losses	$13,812,193	$13,356,472

The Company segments its loan portfolio in four major categories: real estate loans, commercial business loans, residential mortgage loans, and consumer and other loans. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs and also include warehouse lines of credit, syndicated loans, and SBA Paycheck Protection Program (“PPP”) loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
The Company funded $324.5 million and $480.2 million in SBA PPP loans during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the balance of SBA PPP loans was $228.1 million and $452.7 million, respectively. The Company does not set aside an ACL on its SBA PPP loans as the loans are fully guaranteed by the SBA as permitted by Section 1102 of the CARES Act.
On January 1, 2020, the Company adopted ASU 2016-13, or CECL, using the modified retrospective method for all of its loans measured at amortized cost. With the adoption of CECL, the Company reassessed its loan portfolio segments and classes of loans receivable and made changes based on the new allowance for credit losses methodology. As a result, the Company now discloses residential mortgage loans as a separate segment and class of receivable. Trade finance loans, which were previously disclosed as a distinct segment and class of receivable, are now combined with commercial business loans. Prior period balances have been reclassified to conform with the current presentation. The Company elected to exclude accrued interest from the amortized cost basis of loans. Accrued interest receivable on loans at December 31, 2021 and 2020 totaled $36.2 million and $54.6 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below details the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2021, 2020, and 2019.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
December 31, 2021
Balance, beginning of period	$162,196	$39,155	$4,227	$1,163	$206,741
Provision (credit) for credit losses	(2,051)	(9,982)	12	(179)	(12,200)
Loans charged off	(57,427)	(3,558)	(923)	(328)	(62,236)
Recoveries of charge offs	5,722	2,196	—	327	8,245
Balance, end of period	$108,440	$27,811	$3,316	$983	$140,550

December 31, 2020
Balance, beginning of period	$53,593	$33,032	$5,925	$1,594	$94,144
CECL day 1 adoption	27,791	(1,022)	(543)	(26)	26,200
Provision (credit) for credit losses	87,619	7,776	(1,155)	760	95,000
Loans charged off	(8,658)	(6,157)	—	(1,211)	(16,026)
Recoveries of charge offs	1,851	5,526	—	46	7,423
Balance, end of period	$162,196	$39,155	$4,227	$1,163	$206,741

December 31, 2019
Balance, beginning of period	$56,767	$28,484	$5,207	$2,099	$92,557
Provision (credit) for credit losses	(3,475)	8,916	794	1,065	7,300
Loans charged off	(1,803)	(5,086)	(76)	(1,144)	(8,109)
Recoveries of charge offs	2,104	1,596	—	36	3,736
PCI allowance adjustment	—	(878)	—	(462)	(1,340)
Balance, end of period	$53,593	$33,032	$5,925	$1,594	$94,144

The following tables break out the allowance for credit losses and loan balance by measurement methodology at December 31, 2021 and 2020:

	December 31, 2021
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,025	$3,056	$11	$23	$5,115
Collectively evaluated	106,415	24,755	3,305	960	135,435
Total	$108,440	$27,811	$3,316	$983	$140,550

Loans outstanding:
Individually evaluated	$83,347	$19,407	$3,470	$409	$106,633
Collectively evaluated	9,022,584	4,189,267	576,156	58,103	13,846,110
Total	$9,105,931	$4,208,674	$579,626	$58,512	$13,952,743

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$3,683	$3,575	$25	$42	$7,325
Collectively evaluated	158,513	35,580	4,202	1,121	199,416
Total	$162,196	$39,155	$4,227	$1,163	$206,741

Loans outstanding:
Individually evaluated	$93,476	$25,706	$3,416	$605	$123,203
Collectively evaluated	8,678,658	4,132,081	578,816	50,455	13,440,010
Total	$8,772,134	$4,157,787	$582,232	$51,060	$13,563,213
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
The decrease in ACL for the year ended December 31, 2021 compared to December 31, 2020 was due significant improvements in current and projected macroeconomic variables. The Moody’s consensus forecast scenario used in the December 31, 2021 ACL calculation included improved projection for GDP, unemployment, and commercial real estate prices as the pandemic was projected to have a lessor impact on the global and domestic economy as the severity of COVID-19 has declined as more people have been fully vaccinated and many of the restriction to curb the effects of the virus have been lifted. During 2021, the Company also sold approximately $275.3 million in loans with elevated credit risk, and a large portion of these loans were hospitality loans which were hit harder by the pandemic. The sale of these loans resulted in a significant reduction in classified loans which also contributed to the overall reduction in ACL at December 31, 2021 compared to December 31, 2020.
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
As of December 31, 2021 and 2020, the reserves for unfunded commitments recorded in other liabilities was $1.1 million and $1.3 million, respectively. For the year ended December 31, 2021, the Company recorded a credit for unfunded commitments recorded in credit related expenses totaling $195 thousand and recorded for the year ended December 31, 2020, reserves for unfunded commitments totaling $660 thousand.

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
Interest income reversals due to loans being placed on nonaccrual status was $3.2 million and $1.1 million for the year ended December 31, 2021 or 2020, respectively.
The tables below represent the recorded investment of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of December 31, 2021 and December 31, 2020.

	December 31, 2021
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	7,586	2,604	10,190	—
Hotel & motel	5,471	6,564	12,035	—
Gas station & car wash	575	1,267	1,842	—
Mixed use	5,307	1,412	6,719	—
Industrial & warehouse	687	1,897	2,584	—
Other	1,233	5,153	6,386	215
Real estate – construction	—	—	—	—
Commercial business	4,726	6,299	11,025	1,494
Residential mortgage	275	3,195	3,470	—
Consumer and other	—	365	365	422
Total	$25,860	$28,756	$54,616	$2,131

	December 31, 2020
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	3,262	8,530	11,792	478
Hotel & motel	15,311	2,195	17,506	—
Gas station & car wash	151	1,493	1,644	—
Mixed use	1,883	788	2,671	—
Industrial & warehouse	5,443	1,022	6,465	—
Other	7,230	1,419	8,649	—
Real estate – construction	—	18,723	18,723	—
Commercial business	5,319	8,592	13,911	—
Residential mortgage	1,440	1,976	3,416	—
Consumer and other	—	461	461	136
Total	$40,039	$45,199	$85,238	$614
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $19.5 million and $26.5 million, at December 31, 2021 and 2020, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the recorded investment of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of December 31, 2021 and 2020:

	As of December 31, 2021				As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	1,250	927	9,167	11,344	852	8,141	10,276	19,269
Hotel & motel	9,320	4,148	4,760	18,228	62	1,401	14,744	16,207
Gas station & car wash	575	—	832	1,407	619	2,668	563	3,850
Mixed use	1,124	—	5,625	6,749	116	—	1,269	1,385
Industrial & warehouse	247	—	785	1,032	137	—	3,830	3,967
Other	1,198	6,522	3,185	10,905	2,738	545	3,000	6,283
Real estate – construction	—	—	—	—	8,122	—	—	8,122
Commercial business	1,792	2,362	6,482	10,636	816	3,683	4,700	9,199
Residential mortgage	14,177	—	3,099	17,276	4,841	—	2,263	7,104
Consumer and other	59	21	787	867	797	21	595	1,413
Total Past Due	$29,742	$13,980	$34,722	$78,444	$19,100	$16,459	$41,240	$76,799

The following table presents the amortized cost basis of collateral-dependent loans as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate - commercial	$65,590	$—	$65,590	$55,945	$—	$55,945
Real estate - construction	—	—	—	8,122	—	8,122
Commercial business	1,767	6,615	8,382	7,818	6,312	14,130
Residential mortgage	—	—	—	1,440	—	1,440
Consumer and other	—	—	—	15	—	15
Total	$67,357	$6,615	$73,972	$73,340	$6,312	$79,652

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of December 31, 2021.

	As of December 31, 2021
	Term Loan by Origination Year						Revolving Loans	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass/Not Rated	$26,093	$10,471	$11,442	$4,952	$2,987	$7,260	$4,403	$67,608
Special mention	—	—	—	534	—	924	—	1,458
Substandard	—	—	—	133	—	—	—	133
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$26,093	$10,471	$11,442	$5,619	$2,987	$8,184	$4,403	$69,199
Real Estate - Commercial
Pass/Not Rated	$2,451,662	$1,415,909	$1,252,851	$1,238,425	$883,790	$1,086,182	$89,501	$8,418,320
Special mention	5,553	8,882	39,567	20,203	27,204	73,090	5,970	180,469
Substandard	7,436	7,718	17,533	25,330	53,000	105,995	279	217,291
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$2,464,651	$1,432,509	$1,309,951	$1,283,958	$963,994	$1,265,267	$95,750	$8,816,080
Real Estate - Construction
Pass/Not Rated	$16,545	$67,628	$32,044	$32,908	$8,292	$5,685	$89	$163,191
Special mention	—	—	—	45,996	5,074	6,391	—	57,461
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$16,545	$67,628	$32,044	$78,904	$13,366	$12,076	$89	$220,652
Commercial Business
Pass/Not Rated	$1,755,104	$431,145	$461,460	$98,812	$53,629	$70,294	$1,299,372	$4,169,816
Special mention	1,379	523	4,780	2,897	550	5,083	2,594	17,806
Substandard	3,796	941	2,308	1,651	3,803	3,461	5,092	21,052
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$1,760,279	$432,609	$468,548	$103,360	$57,982	$78,838	$1,307,058	$4,208,674
Residential Mortgage
Pass/Not Rated	$282,191	$1,420	$40,377	$112,743	$85,446	$53,979	$—	$576,156
Special mention	—	—	—	—	—	—	—	—
Substandard	275	—	128	394	541	2,132	—	3,470
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$282,466	$1,420	$40,505	$113,137	$85,987	$56,111	$—	$579,626
Consumer and Other
Pass/Not Rated	$19,203	$5,347	$1,783	$1,699	$1,769	$6,165	$22,095	$58,061
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	451	—	451
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$19,203	$5,347	$1,783	$1,699	$1,769	$6,616	$22,095	$58,512
Total Loans
Pass/Not Rated	$4,550,798	$1,931,920	$1,799,957	$1,489,539	$1,035,913	$1,229,565	$1,415,460	$13,453,152
Special mention	6,932	9,405	44,347	69,630	32,828	85,488	8,564	257,194
Substandard	11,507	8,659	19,969	27,508	57,344	112,039	5,371	242,397
Doubtful/Loss	—	—	—	—	—	—	—	—
Total	$4,569,237	$1,949,984	$1,864,273	$1,586,677	$1,126,085	$1,427,092	$1,429,395	$13,952,743

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2020
	Term Loan by Origination Year						Revolving Loans	Total
	2020	2019	2018	2017	2016	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass/Not Rated	$15,158	$13,924	$7,587	$4,316	$6,800	$3,460	$3,104	$54,349
Special mention	—	—	—	—	—	—	227	227
Substandard	—	—	139	—	—	80	—	219
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$15,158	$13,924	$7,726	$4,316	$6,800	$3,540	$3,331	$54,795
Real Estate - Commercial
Pass/Not Rated	$1,548,595	$1,554,980	$1,533,802	$1,240,973	$767,318	$1,262,125	$130,595	$8,038,388
Special mention	—	2,805	24,569	10,694	8,031	32,048	1,600	79,747
Substandard	126	14,233	28,938	37,174	50,371	173,788	3,194	307,824
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$1,548,721	$1,572,018	$1,587,309	$1,288,841	$825,720	$1,467,961	$135,389	$8,425,959
Real Estate - Construction
Pass/Not Rated	$35,743	$45,290	$103,794	$60,996	$5,740	$10,099	$—	$261,662
Special mention	—	—	—	—	5,771	5,224	—	10,995
Substandard	—	—	—	10,601	—	8,122	—	18,723
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$35,743	$45,290	$103,794	$71,597	$11,511	$23,445	$—	$291,380
Commercial Business
Pass/Not Rated	$1,294,368	$584,453	$224,447	$117,708	$77,209	$43,674	$1,686,428	$4,028,287
Special mention	5,996	27,693	30,852	14,629	6,388	3,139	5,172	93,869
Substandard	2,430	1,323	5,539	4,394	6,158	5,463	10,323	35,630
Doubtful/Loss	—	—	1	—	—	—	—	1
Subtotal	$1,302,794	$613,469	$260,839	$136,731	$89,755	$52,276	$1,701,923	$4,157,787
Residential Mortgage
Pass/Not Rated	$5,733	$90,958	$217,343	$168,827	$55,246	$40,554	$—	$578,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	122	536	561	1,715	637	—	3,571
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$5,733	$91,080	$217,879	$169,388	$56,961	$41,191	$—	$582,232
Consumer and Other
Pass/Not Rated	$8,309	$2,463	$1,818	$2,321	$4,756	$2,811	$27,890	$50,368
Special mention	—	—	—	103	—	—	—	103
Substandard	—	—	—	—	55	532	2	589
Doubtful/Loss	—	—	—	—	—	—	—	—
Subtotal	$8,309	$2,463	$1,818	$2,424	$4,811	$3,343	$27,892	$51,060
Total Loans
Pass/Not Rated	$2,907,906	$2,292,068	$2,088,791	$1,595,141	$917,069	$1,362,723	$1,848,017	$13,011,715
Special mention	5,996	30,498	55,421	25,426	20,190	40,411	6,999	184,941
Substandard	2,556	15,678	35,152	52,730	58,299	188,622	13,519	366,556
Doubtful/Loss	—	—	1	—	—	—	—	1
Total	$2,916,458	$2,338,244	$2,179,365	$1,673,297	$995,558	$1,591,756	$1,868,535	$13,563,213
For the twelve months ended December 31, 2021 and 2020, there were no revolving loans converted to term loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are transferred at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the years ended December 31, 2021, 2020, and 2019 are presented in the table below.

	Year ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Transfer of loans held for investment to held for sale
Real estate - commercial	$365,426	$—	$25,988
Commercial business	100,154	—	—
Residential mortgage	7,018	—	—
Consumer	—	1,243	140,006
Total	$472,598	$1,243	$165,994

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at December 31, 2021 and 2020:

	December 31, 2021
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$83,347	$—	$19,407	$3,470	$409	$106,633
ACL on individually evaluated loans	$—	$2,025	$—	$3,056	$11	$23	$5,115
Individually evaluated loans ACL coverage	N/A	2.43%	N/A	15.75%	0.32%	5.62%	4.80%
Collectively evaluated loans	$69,199	$8,732,733	$220,652	$4,189,267	$576,156	$58,103	$13,846,110
ACL on collectively evaluated loans	$729	$104,145	$1,541	$24,755	$3,305	$960	$135,435
Collectively evaluated loans ACL coverage	1.05%	1.19%	0.70%	0.59%	0.57%	1.65%	0.98%
Total loans	$69,199	$8,816,080	$220,652	$4,208,674	$579,626	$58,512	$13,952,743
Total ACL	$729	$106,170	$1,541	$27,811	$3,316	$983	$140,550
Total ACL to total loans	1.05%	1.20%	0.70%	0.66%	0.57%	1.68%	1.01%

	December 31, 2020
	Real Estate - Residential	Real Estate - Commercial	Real Estate - Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$74,753	$18,723	$25,706	$3,416	$605	$123,203
ACL on individually evaluated loans	$—	$2,862	$821	$3,575	$25	$42	$7,325
Individually evaluated loans ACL coverage	N/A	3.83%	4.38%	13.91%	0.73%	6.94%	5.95%
Collectively evaluated loans	$54,795	$8,351,206	$272,657	$4,132,081	$578,816	$50,455	$13,440,010
ACL on collectively evaluated loans	$391	$156,665	$1,457	$35,580	$4,202	$1,121	$199,416
Collectively evaluated loans ACL coverage	0.71%	1.88%	0.53%	0.86%	0.73%	2.22%	1.48%
Total loans	$54,795	$8,425,959	$291,380	$4,157,787	$582,232	$51,060	$13,563,213
Total ACL	$391	$159,527	$2,278	$39,155	$4,227	$1,163	$206,741
Total ACL to total loans	0.71%	1.89%	0.78%	0.94%	0.73%	2.28%	1.52%
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At December 31, 2021, total TDR loans were $65.5 million compared to $51.6 million at December 31, 2020.
The balance of loans with modified terms due to COVID-19 as of December 31, 2021 totaled $22.8 million. These loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of December 31, 2021, unless the loans were TDR prior to the COVID-19 modification. The modifications consisted of full payment deferrals, interest only payments, and a hybrid of full payment deferrals for a period of time followed by interest only payments. Aside from a small number of modifications to residential mortgage loans on a case by case basis, the Company no longer offers additional COVID-19 modifications. All COVID-19 modifications are expected to expire by December 31, 2022.
A summary of the recorded investment of TDR loans on accrual and nonaccrual status by type of concession as of December 31, 2021 and 2020 are presented below:

	As of December 31, 2021
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$23,196	$790	$—	$16	$7,533	$420	$—	$—	$31,955
Maturity / amortization concession	15,449	7,284	—	183	269	3,109	—	117	26,411
Rate concession	5,161	339	—	—	234	1,413	—	—	7,147
Total	$43,806	$8,413	$—	$199	$8,036	$4,942	$—	$117	$65,513

	As of December 31, 2020
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$8,328	$814	$—	$58	$7,074	$471	$—	$—	$16,745
Maturity / amortization concession	11,331	10,219	—	114	925	3,814	—	117	26,520
Rate concession	6,112	378	—	—	424	1,430	—	—	8,344
Total	$25,771	$11,411	$—	$172	$8,423	$5,715	$—	$117	$51,609

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be at least six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDR loans on accrual status at December 31, 2021 were comprised of 31 commercial real estate loans totaling $43.8 million, 19 commercial business loans totaling $8.4 million and 10 consumer and other loans totaling $199 thousand. TDRs on accrual status at December 31, 2020 were comprised of 33 commercial real estate loans totaling $25.8 million, 25 commercial business loans totaling $11.4 million, and 16 consumer and other loans totaling $172 thousand. The Company expects TDR loans on accrual status as of December 31, 2021, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.
The Company recorded an allowance for credit losses of $2.7 million, $4.8 million, and $3.1 million on TDR loans as of December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the Company had outstanding commitments to extend additional funds to these borrowers totaling $557 thousand and $204 thousand, respectively.
The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2021, 2020, and 2019:

	For The Years Ended December 31,
	2021		2020		2019
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real Estate - Residential	—	$—	—	$—	—	$—
Real Estate - Commercial
Retail	5	24,169	3	1,589	5	1,465
Hotel & Motel	—	—	—	—	3	1,411
Gas Station & Car Wash	1	575	2	501	—	—
Mixed Use	—	—	2	1,215	—	—
Industrial & Warehouse	1	506	1	256	—	—
Other	—	—	2	2,722	5	2,894
Real Estate - Construction	—	—	—	—	—	—
Commercial Business	3	309	6	1,620	11	2,341
Residential Mortgage	—	—	—	—	—	—
Consumer and Other	2	13	9	113	10	54
Total	12	$25,572	25	$8,016	34	$8,165
The allowance for credit losses/allowance for loan losses for the TDRs modified during the twelve months ended December 31, 2021, 2020, and 2019 were $86 thousand, $1.5 million, and $110 thousand, respectively. Charge offs for TDR loans modified during the twelve months ended December 31, 2021, 2020, and 2019 totaled $0, $0, and $33 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents loans by class for TDRs that have been modified during the twelve months ended December 31, 2021, 2020, and 2019, and have subsequently had payment defaults within the first year after modification.

	For The Years Ended December 31,
	2021		2020		2019
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real Estate - Residential	—	$—	—	$—	—	$—
Real Estate - Commercial
Retail	3	5,906	1	478	2	141
Hotel & Motel	—	—	—	—	2	761
Gas Station & Car Wash	1	575	1	464	—	—
Mixed Use	—	—	2	1,215	—	—
Industrial & Warehouse	—	—	—	—	1	229
Other	—	—	—	—	3	1,051
Real Estate - Construction	—	—	—	—	—	—
Commercial business	1	102	1	164	4	237
Residential mortgage	—	—	—	—	—	—
Consumer and Other	2	13	5	30	12	48
Total	7	$6,596	10	$2,351	24	$2,467

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The ACL recorded for the TDRs described above as of December 31, 2021, 2020, and 2019 were $101 thousand, $120 thousand, and $105 thousand, respectively, and the charge offs for the years ended December 31, 2021, 2020, and 2019 were $0, $0, and $107 thousand, respectively.
There were seven TDR loans that subsequently defaulted in 2021. Three commercial real estate loans were modified through maturity concessions totaling to $5.9 million. Four loans were modified through payment concessions were comprised of one commercial real estate loan for $575 thousand, one commercial business for $102 thousand and two consumer and other loans for $13 thousand.
There were ten TDR loans that subsequently defaulted in 2020. The four maturity concessions were comprised of two commercial real estate loans totaling $1.2 million and two consumer and other loans totaling $11 thousand. Four were modified through payment concessions comprised of one commercial real estate for $464 thousand and three consumer loans totaling $19 thousand. The two interest rate concessions were comprised of one commercial real estate loans for $458 thousand and one commercial business for $164 thousand.
The 24 TDR loans that subsequently defaulted in 2019 were modified through payment concessions. The payment concessions were comprised of eight commercial real estate loans totaling $2.2 million, four commercial business loan totaling $237 thousand and twelve consumer loans totaling $48 thousand.
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its executives and directors or associates of such executives and directors (“Related Parties”). All loans to Related Parties were made at substantially the same terms and conditions at the time of origination as other originated loans to borrowers that were not affiliated with the Company. All loans to Related Parties were current as of December 31, 2021 and 2020, and the outstanding principal balance as of December 31, 2021 and 2020 was $31.9 million and $32.2 million, respectively. Loans to Related Parties at December 31, 2021 consisted of $31.2 million in commercial real estate loans and $747 thousand in commercial business loans. Loans to Related Parties at December 31, 2020 consisted entirely of commercial real estate loans. The decline in Related Party loans from December 31, 2020 to December 31, 2021 was due to payments received totaling $1.0 million offset partially by one new SBA PPP loan totaling $747 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of the Company’s goodwill as of December 31, 2021 and 2020 was $464.5 million. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the year ended December 31, 2021, the Company performed a qualitative assessment to test for impairment and the management has concluded that there was no impairment. At December 31, 2020, the Company performed a Step 1 fair value assessment and determined that goodwill was not impaired as the estimated fair value of the Company exceeded the book value. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole. Goodwill is not amortized for book purposes and is not tax deductible.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. The following table provides information regarding the core deposit intangibles as of the dates indicated:

			As of December 31, 2021		As of December 31, 2020
Core deposit intangibles related to:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
			(Dollars in thousands)
Foster Bankshares	10 years	$2,763	$(2,504)	$259	$(2,322)	$441
Wilshire Bancorp	10 years	18,138	(10,726)	7,412	(8,871)	9,267
Total		$20,901	$(13,230)	$7,671	$(11,193)	$9,708
Total amortization expense on core deposit intangibles was $2.0 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. The estimated future amortization expense for core deposit intangibles is as follows: $1.9 million in 2022, $1.8 million in 2023, $1.6 million in 2024, $1.5 million in 2025, and $829 thousand in 2026.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020
	(Dollars in thousands)
Land	$11,244	$11,244
Building and improvements	24,018	23,454
Furniture, fixtures, and equipment	28,829	26,398
Leasehold improvements	28,201	27,580
Vehicles	123	123
Software/License	14,341	14,080
Total premises and equipment, gross	106,756	102,879
Less: Accumulated depreciation and amortization	(61,089)	(54,470)
Total premises and equipment, net	$45,667	$48,409

Depreciation and amortization expense totaled $8.2 million, $8.2 million, and $8.3 million for 2021, 2020, and 2019, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    LEASES
The Company’s operating leases are real estate leases which are comprised of bank branches, loan production offices, and office spaces with remaining lease terms ranging from 1 year to 11 years as of December 31, 2021. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2021, the Company did not have any finance leases.
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
The table below summarizes the Company’s net lease cost:

	Year Ended
	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Operating lease cost	$15,487	$15,554
Variable lease cost	3,205	3,227
Sublease income	(456)	(786)
Net lease cost	$18,236	$17,995
Rent expense for the years ended December 31, 2021, 2020, and 2019 totaled $18.3 million, $18.6 million, and $18.7 million, respectively.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period.
The following table summarizes supplemental balance sheet information related to operating leases:

	Year Ended
	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Operating leases
Operating lease right-of-use assets	$52,701	$47,653
Current portion of long-term lease liabilities	12,678	13,689
Long-term lease liabilities	44,625	38,341
Weighted-average remaining lease term - operating leases	5.24 years	5.21 years
Weighted-average discount rate - operating leases	2.43%	2.97%

In December 2020, the Company wrote off $1.8 million in operating lease right-of-use assets resulting from branch consolidation of five locations. There was no impairment on operating right-of-use assets during December 31, 2021. The lease liabilities for these locations continue to exist and will be amortized through the life of the lease.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes supplemental cash flow information related to operating leases:

	Year Ended
	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$14,749	$14,841
Right-of-use assets obtained in exchange for lease liabilities, net	965	—
The table below summarizes the maturity of remaining lease liabilities:

December 31, 2021
(Dollars in thousands)
2022	$13,883
2023	12,151
2024	10,542
2025	8,773
2026	8,057
2027 and thereafter	7,784
Total lease payments	61,190
Less: imputed interest	3,887
Total lease obligations	$57,303
As of December 31, 2021, the Company did not have any additional operating lease commitments that have not yet commenced.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    DEPOSITS
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2021 and 2020, was $1.49 billion and $1.85 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at December 31, 2021 and 2020. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2021 and 2020, securities with fair values of approximately $359.8 million and $368.2 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at December 31, 2021 and 2020, totaled $810.9 million and $1.14 billion, respectively. Brokered deposits at December 31, 2021 consisted of $770.0 million in money market and NOW accounts and $40.9 million in time deposits accounts. Brokered deposits at December 31, 2020 consisted of $735.0 million in money market and NOW accounts and $400.6 million in time deposits accounts.
At December 31, 2021, the scheduled maturities for time deposits were as follows:

December 31, 2021
(Dollars in thousands)
Scheduled maturities in:
2022	$2,726,485
2023	58,017
2024	2,609
2025	377
2026	465
2027	400
Total	$2,788,353
The following table presents the maturity schedules of time deposits in amounts of more than $250 thousand as of December 31, 2021:

December 31, 2021
(Dollars in thousands)
Three months or less	$876,228
Over three months through six months	226,659
Over six months through twelve months	363,238
Over twelve months	27,526
Total	$1,493,651
Interest expense on deposits for the periods indicated is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Money market and NOW	$22,867	$34,529	$57,731
Savings deposits	3,623	3,475	2,596
Time deposits	15,521	72,365	129,831
Total deposit interest expense	$42,011	$110,369	$190,158

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    BORROWINGS
The Company maintains a line of credit with the Federal Home Loan Bank (“FHLB”) of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $4.45 billion and $4.18 billion at December 31, 2021 and 2020, respectively. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at December 31, 2021.
At December 31, 2021 and 2020 real estate secured loans with a carrying amount of approximately $6.96 billion and $6.95 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At December 31, 2021 and 2020, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on outstanding borrowings.
At December 31, 2021 and 2020, FHLB advances totaled $300.0 million and $250.0 million, and had weighted average effective interest rates of 0.92% and 1.07%, respectively. At December 31, 2021, $200.0 million in advances had fixed interest rates until maturity and $100.0 million in advances were overnight borrowings with variable interest rates. FHLB advances at December 31, 2021 all had maturities in 2022. The interest rates on FHLB advances as of December 31, 2021 ranged between 0.16% and 2.39%. At December 31, 2021, the Company’s remaining borrowing capacity with the FHLB was $4.13 billion.
As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank could borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At December 31, 2021, the outstanding principal balance of the qualifying loans pledged at the FRB was $794.1 million and investment securities pledged was $1.4 million. At December 31, 2021 and 2020, the total available borrowing capacity at the FRB discount window was $606.6 million and $616.0 million, respectively. There were no borrowings outstanding at the FRB discount window as of December 31, 2021 and 2020.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUBORDINATED DEBENTURES AND CONVERTIBLE NOTES
Subordinated Debt
At December 31, 2021, the Company had nine wholly-owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures of the Company (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at December 31, 2021:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	3.353%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	2.974%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.166%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	1.853%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,691	Variable	2.974%	01/07/2034
Wilshire Statutory Trust II	03/17/2005	20,000	16,198	Variable	2.006%	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,000	11,521	Variable	1.603%	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,000	18,629	Variable	1.583%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,447	Variable	1.838%	06/30/2037
Total		$126,000	$105,354
The carrying value of Debentures at December 31, 2021 and 2020 was $105.4 million and $104.2 million, respectively. At December 31, 2021 and 2020, acquired Debentures had remaining discounts of $24.5 million and $25.7 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at both December 31, 2021 and 2020, and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated statements of financial condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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
On January 1, 2021, the Company early adopted ASU 2020-06 under the modified retrospective approach. Subsequently, the Company accounts for its convertible notes as a single debt instrument. At the adoption of ASU 2020-06, portions previously allocated to equity and the remaining convertible notes discount were both reversed. The reversal of the equity portions of the convertible notes totaled $18.3 million, net of taxes which was recorded as a reduction to additional paid-in capital. The adoption of ASU 2020-06 resulted in a $10.7 million net adjustment to beginning retained earnings.
The value of the convertible notes at issuance and carrying value as of December 31, 2021 and 2020 is presented in the tables below:

		As of December 31, 2021
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Issuance costs to be capitalized	5 years	(4,119)	2,828	(1,291)
Carrying balance of convertible notes		$213,381	$2,828	$216,209

		As of December 31, 2020
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	10,951	(10,929)
Issuance costs to be capitalized	5 years	(4,119)	2,113	(2,006)
Carrying balance of convertible notes		$191,501	$13,064	$204,565

		As of December 31, 2019
	Amortization/ Capitalization Period	Gross Carrying Amount	Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	6,659	(15,221)
Issuance costs to be capitalized	5 years	(4,119)	1,298	(2,821)
Carrying balance of convertible notes		$191,501	$7,957	$199,458
Interest expense on the convertible notes for the twelve months ended December 31, 2021, 2020, and 2019 totaled $5.3 million, $9.5 million, and $9.5 million, respectively. With the adoption of ASU 2020-06 on January 1, 2021, interest expense for the Company’s convertible notes consists of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Prior to the adoption of ASU 2020-06, interest expense for the convertible notes included accrued interest on the convertible note coupon, non-cash interest expense representing the conversion option or note discount, and interest expense from capitalized issuance costs. The non-cash issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes. The Company’s interest expense on convertible notes declined by $4.2 million for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020, as it no longer has a discount to amortize and record as non-cash interest expense.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    INCOME TAXES
The following presents a summary of income tax provision follows for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2021
Federal	$28,382	$12,599	$40,981
State	22,692	7,027	29,719
	$51,074	$19,626	$70,700
2020
Federal	$28,284	$(11,079)	$17,205
State	20,490	(6,919)	13,571
	$48,774	$(17,998)	$30,776
2019
Federal	$31,969	$874	$32,843
State	21,806	661	22,467
	$53,775	$1,535	$55,310
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Statutory tax rate	21.00%	21.00%	21.00%
State taxes-net of federal tax effect	8.59%	8.56%	8.73%
CRA investment tax credit	(3.75)%	(7.34)%	(4.93)%
Bank owned life insurance	(0.17)%	(0.05)%	(0.06)%
Tax exempt municipal bonds and loans	(0.17)%	(0.38)%	(0.22)%
State tax rate change	(0.04)%	(2.76)%	—%
Changes in uncertain tax positions	0.07%	1.63%	(0.79)%
Other	0.15%	0.97%	0.71%
Effective income tax rate	25.68%	21.63%	24.44%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred tax assets and liabilities at December 31, 2021 and 2020 were comprised of the following:

	At December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$46,367	$67,388
Net operating loss carry-forward	1,552	1,690
Investment security provision	469	467
State tax deductions	3,403	3,713
Accrued compensation	86	123
Deferred compensation	103	93
Mark to market on loans held for sale	1,721	114
Nonaccrual loan interest	4,290	4,559
Other real estate owned	421	1,500
Non-qualified stock option and restricted share expense	3,122	3,143
Lease liabilities	18,209	16,452
Unrealized loss on securities available for sale	4,583	—
Other	5,782	2,658
Total deferred tax assets	$90,108	$101,900
Deferred tax liabilities:
Purchase accounting fair value adjustment	$(5,978)	$(3,534)
Depreciation	(6)	(1,220)
FHLB stock dividends	(257)	(333)
Deferred loan costs	(10,615)	(9,555)
State taxes deferred and other	(3,332)	(4,565)
Prepaid expenses	(942)	(2,364)
Amortization of intangibles	(2,513)	(3,128)
ROU asset	(16,746)	(15,068)
Unrealized gain on securities available for sale	—	(13,909)
Other	—	(531)
Total deferred tax liabilities	$(40,389)	$(54,207)
Net deferred tax assets	$49,719	$47,693
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
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2021 and 2020.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the Company’s net operating loss carry-forwards is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(Dollars in thousands)
2021
Saehan Bank (acquired by Wilshire)	$2,035	2030	$226	$2,488	2032	$—
Pacific International Bank	4,409	2032	420	—	N/A	—
Total	$6,444		$646	$2,488		$—

2020
Saehan Bank (acquired by Wilshire)	$2,261	2030	$226	$2,488	2032	$—
Pacific International Bank	4,829	2032	420	—	N/A	—
Total	$7,090		$646	$2,488		$—

On June 29, 2020, California Assembly Bill 85 (A.B. 85) was signed into law. A.B. 85 suspends the use of the net operating loss (“NOL”) for the 2020, 2021, and 2022 tax years. For NOL incurred in tax years before 2020 for which a deduction is denied, the carryover period is extended by three years. On February 9, 2022, Senate Bill 113 (“S.B. 113”) was signed into law, and among other changes, S.B. reinstates the California NOL deductions for tax years beginning in 2022, in effect shortening the suspension period for NOL deductions from A.B. 85 by one year.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2017. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. The Company is currently under examination by the New York City Department of Finance for the 2016, 2017 and 2018 tax years and by the New York State Department of Taxation and Finance for the 2017 tax year. While the outcome of the examination is unknown, the Company expects no material adjustments.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at January 1,	$2,750	$141
Additions based on tax positions related to prior years	528	2,716
Reduction based on tax positions related to prior years	—	(23)
Settlements with taxing authorities	—	(84)
Balance at December 31,	$3,278	$2,750
The total amount of unrecognized tax benefits was $3.3 million at December 31, 2021 and $2.8 million at December 31, 2020. The total amount of tax benefits, if recognized, would favorably impact the effective tax rate by $2.9 million and $2.4 million at December 31, 2021 and 2020, respectively. The Company expects the total amount of unrecognized tax benefits to decrease by approximately $789 thousand within the next twelve months due to an anticipated settlement with a state tax authority.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $387 thousand and $276 thousand accrued for interest expense at December 31, 2021 and 2020, respectively and no amount accrued for penalties.

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
Outstanding ISOs, SARs, and NQSOs have vesting periods of three to five years and have ten year contractual terms. Restricted stock, performance shares, and performance units are granted with a restriction period of not less than one year from the grant date for performance-based awards and not more than three years from the grant date for time-based vesting of grants. Compensation expense for awards is recognized over the vesting period.
Under the 2019 Plan, 2,370,737 shares were available for future grants as of December 31, 2021.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2021	851,580	$15.25
Granted	—	—
Exercised	—	—
Expired	(36,703)	17.15
Forfeited	—	—
Outstanding - December 31, 2021	814,877	$15.17	3.37	$1,027
Options exercisable - December 31, 2021	814,877	$15.17	3.37	$1,027

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of restricted and performance unit activity for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2021	1,718,838	$10.73
Granted	671,163	15.60
Vested	(626,863)	11.88
Forfeited	(201,941)	12.98
Outstanding - December 31, 2021	1,561,197	$12.08
The total fair value of restricted and performance units vested for the years ended December 31, 2021, 2020, and 2019 was $9.5 million, $3.3 million, and $1.6 million, respectively.
The amount charged against income related to stock based payment arrangements was $8.4 million, $8.1 million, and $5.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units totaled $18.7 million and is expected to be recognized over a remaining weighted average vesting period of 1.7 years.
The estimated annual stock-based compensation expense as of December 31, 2021 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(Dollars in thousands)
For the year ended December 31:
2022	$9,013
2023	6,377
2024	2,659
2025	668
2026	—
Total	$18,717

The Company maintains the Hope Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase the Company’s common shares through payroll deductions made between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or on the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock based compensation expense. The compensation expense for ESPP for the years ended December 31, 2021, 2020 and 2019 was $431 thousand, $250 thousand, and $217 thousand, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan - The Company established a deferred compensation plan that permits eligible officers, key executives, and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2021 and 2020 amounted to $593 thousand and $686 thousand, respectively, and were included in other liabilities in the Consolidated Statements of Financial Condition. Interest expense recognized under the deferred compensation plan totaled $5 thousand, $9 thousand, and $34 thousand for 2021, 2020, and 2019, respectively.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards certain executive officers with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). All NEOs are currently participating in the LTIP. The Company accrued $521 thousand, $490 thousand, and $513 thousand in 2021, 2020, and 2019, respectively.
401(k) Savings Plan - The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The Company matches 75% of the first 8% of the employee’s compensation contributed. Employer matching is vested 25% after 2 years of service, 50% after 3 years of service, 75% after 4 years of service, and 100% after 5 or more years of service. Total employer contributions to the plan amounted to approximately $5.8 million, $5.4 million, and $4.2 million for 2021, 2020 and 2019, respectively.
Post-Retirement Benefit Plans - The Company purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Company will be paid to beneficiaries named by the directors and officers. Total death benefits received by the Company was $1.3 million, $1.0 million, and $1.8 million, for 2021, 2020, and 2019, respectively.
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
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Company and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, the Company would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2021, 2020, and 2019 was $8.6 million, $9.0 million, and $7.9 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel for the year ended December 31, 2021 and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $52 thousand and $1.3 million at December 31, 2021 and 2020, respectively. It is reasonably possible the Company may incur losses in addition to the amounts the Company has accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes have little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
Commitments at December 31, 2021 and 2020 are summarized as follows:

	At December 31,
	2021	2020
	(Dollars in thousands)
Commitments to extend credit	$2,329,421	$2,137,178
Standby letters of credit	126,137	108,834
Other letters of credit	56,333	40,508
Commitments to fund investments in affordable housing partnerships	9,514	15,148
Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its consolidated statements of financial condition as of December 31, 2021 and 2020.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At December 31, 2021 and 2020, ACL for off-balance sheet loan commitments totaled $1.1 million and $1.3 million, respectively.

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$1,026,430	$—	$1,026,430	$—
Mortgage-backed securities:
Residential	759,224	—	759,224	—
Commercial	599,402	—	599,402	—
Asset-backed securities	153,451	—	153,451	—
Corporate securities	22,484	—	22,484	—
Municipal securities	105,284	—	104,246	1,038
Equity investments with readily determinable fair value	26,823	26,823	—	—
Interest rate swaps	17,907	—	17,907	—
Mortgage banking derivatives	247	—	247	—
Other derivatives	2,291	—	2,291	—

Liabilities:
Interest rate swaps	17,907	—	17,907	—
Mortgage banking derivatives	76	—	76	—
Other derivatives	93	—	—	93

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Level 1, 2, and 3 during the periods ended December 31, 2021 and 2020.
The table below presents a reconciliation and income statement classification of gains (losses) for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
	2021	2020
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$1,022	$1,076
Change in fair value included in other comprehensive income (loss)	16	(54)
Ending Balance	$1,038	$1,022

Risk participation agreements:
Beginning Balance	$398	$—
Change in fair value included in income	(305)	398
Ending Balance	$93	$398

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
Assets measured at fair value on a non-recurring basis at December 31, 2021 and 2020 are summarized below:

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$12,293	$—	$—	$12,293
Commercial business	3,656	—	—	3,656
Loans held for sale, net	26,154	—	26,154	—
OREO	2,167	—	—	2,167

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$21,688	$—	$—	$21,688
Commercial business	7,694	—	—	7,694
OREO	19,260	—	—	19,260
For assets measured at fair value on a non-recurring basis, the total net gains (losses) which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales in 2021 and 2020 are summarized below:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(1,758)	$(4,463)
Commercial business	(2,088)	(4,937)
Loans held for sale, net	(21,074)	—
OREO	(1,275)	3,650

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$316,266	$316,266	Level 1
Interest bearing deposits in other financial institutions	12,851	12,853	Level 2
Equity investments without readily determinable fair values	31,037	31,037	Level 2
Loans held for sale	99,049	103,767	Level 2
Loans receivable, net	13,812,193	13,698,579	Level 3
Accrued interest receivable	41,842	41,842	Level 2/3
Servicing assets, net	10,418	13,500	Level 3
Customers’ liabilities on acceptances	1,521	1,521	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,751,870	$5,751,870	Level 2
Saving and other interest bearing demand deposits	6,500,227	6,500,227	Level 2
Time deposits	2,788,353	2,790,596	Level 2
FHLB advances	300,000	301,936	Level 2
Convertible notes, net	216,209	214,612	Level 1
Subordinated debentures, net	105,354	117,961	Level 2
Accrued interest payable	4,272	4,272	Level 2
Acceptances outstanding	1,521	1,521	Level 2

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$350,579	$350,579	Level 1
Interest bearing deposits in other financial institutions	28,642	28,669	Level 2
Equity investments without readily determinable fair values	32,088	32,088	Level 2
Loans held for sale	17,743	18,288	Level 2
Loans receivable, net	13,356,472	13,428,706	Level 3
Accrued interest receivable	59,430	59,430	Level 2/3
Servicing assets, net	12,692	15,785	Level 3
Customers’ liabilities on acceptances	1,184	1,184	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,814,254	$4,814,254	Level 2
Saving and other interest bearing demand deposits	5,533,183	5,533,183	Level 2
Time deposits	3,986,475	3,992,973	Level 2
FHLB advances	250,000	254,456	Level 2
Convertible notes, net	204,565	201,731	Level 1
Subordinated debentures, net	104,178	98,948	Level 2
Accrued interest payable	14,706	14,706	Level 2
Acceptances outstanding	1,184	1,184	Level 2

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.     DERIVATIVE FINANCIAL INSTRUMENTS
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The changes in fair value is recognized in the income statement in other income and fees. The Company is required to hold cash as collateral for the swaps, which is recorded in other assets on the consolidated statement of financial condition. Total cash held as collateral for back to back swaps was $9.4 million at December 31, 2021 and $9.1 million at December 31, 2020.
At December 31, 2021 and 2020, interest rate swaps related to the Company’s loan hedging program that were outstanding is presented in the following table:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$148,199	$—
Weighted average remaining term (years)	7.2	0.0
Pay fixed rate (weighted average)	2.92%	—%
Received variable rate (weighted average)	2.08%	—%
Estimated fair value	$3,001	$—

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$440,486	$503,929
Weighted average remaining term (years)	6.1	6.8
Pay fixed rate (weighted average)	4.03%	3.86%
Received variable rate (weighted average)	2.20%	2.26%
Estimated fair value	$(14,906)	$(34,606)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$148,199	$—
Weighted average remaining term (years)	7.2	0.0
Received fixed rate (weighted average)	2.92%	—%
Pay variable rate (weighted average)	2.08%	—%
Estimated fair value	$(3,001)	$—

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$440,486	$503,929
Weighted average remaining term (years)	6.1	6.8
Received fixed rate (weighted average)	4.03%	3.86%
Pay variable rate (weighted average)	2.20%	2.26%
Estimated fair value	$14,906	$34,606

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2021, the Company had risk participation agreements with outside counterparties for interest rate swaps related to loans in which the Company is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on their interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At December 31, 2021, the notional amount of the risk participation agreements sold was $123.9 million with credit valuation adjustments of $93 thousand. At December 31, 2020, the notional amount of the risk participation agreements sold was $112.8 million with credit valuation adjustments of $398 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing interest rate swap agreement as of December 31, 2021 and 2020 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt. The swap was entered into during 2020 and was determined to be fully effective during the periods presented. The aggregate fair value of the swap is recorded in derivative assets or liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedge to remain fully effective during the remaining term of the swap. For the twelve months ended December 31, 2021, the Company reclassified $319 thousand from accumulated other comprehensive income to interest expense. For the twelve months ended December 31, 2020, the Company reclassified $52 thousand from accumulated comprehensive income to interest income. Total cash held as collateral for interest rate swaps was $37.1 million at December 31, 2021 and $54.9 million at December 31, 2020.

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge (included in other assets)
Notional amount	$100,000	$—
Weighted average remaining term (years)	3.3	0.0
Received variable rate (weighted average)	0.12%	—%
Pay fixed rate (weighted average)	0.49%	—%
Estimated fair value	$2,291	$—

Interest rate swaps designated as cash flow hedge (included in other liabilities)
Notional amount	$—	$100,000
Weighted average remaining term (years)	0.0	4.3
Received variable rate (weighted average)	—%	0.22%
Pay fixed rate (weighted average)	—%	0.49%
Estimated fair value	$—	$(602)
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2021 and 2020, the Company had approximately $17.4 million and $43.8 million, respectively, in interest rate lock commitments, all of which was entered into forward sales commitments for the future delivery of residential mortgage loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table reflects the notional amount and fair value of mortgage banking derivatives as of the dates indicated:

	December 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$16,518	$230	$37,507	$679
Forward sale contracts related to mortgage banking	$6,392	$17	$8,641	$45

Liabilities:
Interest rate lock commitments	$907	$(2)	$6,267	$(31)
Forward sale contracts related to mortgage banking	$25,305	$(74)	$35,133	$(79)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    STOCKHOLDERS’ EQUITY
Total stockholders’ equity at December 31, 2021 was $2.09 billion, compared to $2.05 billion at December 31, 2020. The increase in stockholders’ equity was due to the increase from income earned during the year offset by a decrease in accumulated other comprehensive income and an increase in treasury stock from shares repurchased during 2021.
In 2020, the Company completed the $50.0 million repurchase plan through the repurchase of 2,716,034 shares of common stock totaling $36.2 million. In July 2021, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase an additional $50.0 million of its common stock. In 2021, the Company completed the repurchase plan through the repurchase of 3,682,268 shares of common stock totaling $50.0 million. As of December 31, 2021, the Company had repurchased a total of 16,343,849 shares of its common stock totaling $250.0 million as part of all previous repurchase programs that were authorized by the Company’s Board of Directors.
The repurchased shares were recorded as treasury stock and reduced the total number of common shares outstanding.
Dividends
The Company’s Board of Directors approved and the Company paid quarterly dividends of $0.14 per common share in each quarter of 2021 and 2020. The Company paid aggregate dividends of $68.7 million and $69.2 million to common stockholders in 2021 and 2020, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes to accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Balance at beginning of period	$32,753	$9,149	$(32,705)
Unrealized (losses) gains on securities available for sale	(65,551)	41,562	59,851
Unrealized gains (losses) on interest rate swaps for cash flow hedge	2,893	(602)	—
Reclassification adjustments for net losses (gains) realized in income	319	(7,583)	(282)
Tax effect	18,174	(9,773)	(17,715)
Total other comprehensive (loss) income	(44,165)	23,604	41,854
Balance at end of period	$(11,412)	$32,753	$9,149
For the twelve months ended December 31, 2021, $319 thousand was reclassified out of accumulated other comprehensive loss related to the interest rate swap designated as a cash flow hedge. For the twelve months ended December 31, 2020 and 2019, $7.6 million and $282 thousand, respectively, was reclassified out of accumulated other comprehensive income to reflect the gain on sale and calls of securities, and related to the interest swap designated as a cash flow hedge.

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
In July 2013, the federal bank regulatory agencies adopted final regulations, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement the Basel III international agreements reached by the Basel Committee. The final rules began for the Company and the Bank on January 1, 2015 and were subject to a phase-in period through January 1, 2019. The final rules that have an impact on the Company and the Bank include:
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
As of December 31, 2021, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
As of December 31, 2021 and 2020, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s and the Bank’s capital levels and regulatory capital ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,657,754	11.03%	$676,633	4.50%	$1,052,540	7.00%	N/A	N/A
Bank	$1,947,914	12.96%	$676,328	4.50%	$1,052,066	7.00%	$976,919	6.50%
Total capital (to risk-weighted assets):
Company	$1,867,968	12.42%	$1,202,903	8.00%	$1,578,811	10.50%	N/A	N/A
Bank	$2,056,675	13.68%	$1,202,361	8.00%	$1,578,099	10.50%	$1,502,952	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,759,207	11.70%	$902,178	6.00%	$1,278,085	8.50%	N/A	N/A
Bank	$1,947,914	12.96%	$901,771	6.00%	$1,277,509	8.50%	$1,202,361	8.00%
Tier I capital (to average assets):
Company	$1,759,207	10.11%	$695,795	4.00%	N/A	N/A	N/A	N/A
Bank	$1,947,914	11.20%	$695,593	4.00%	N/A	N/A	$869,491	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
Common equity tier 1 capital (to risk-weighted assets):
Company	$1,568,508	10.94%	$645,366	4.50%	$1,003,902	7.00%	N/A	N/A
Bank	$1,850,091	12.90%	$645,277	4.50%	$1,003,764	7.00%	$932,066	6.50%
Total capital (to risk-weighted assets):
Company	$1,846,229	12.87%	$1,147,317	8.00%	$1,505,853	10.50%	N/A	N/A
Bank	$2,027,534	14.14%	$1,147,159	8.00%	$1,505,646	10.50%	$1,433,948	10.00%
Tier I capital (to risk-weighted assets):
Company	$1,668,786	11.64%	$860,487	6.00%	$1,219,024	8.50%	N/A	N/A
Bank	$1,850,091	12.90%	$860,369	6.00%	$1,218,856	8.50%	$1,147,159	8.00%
Tier I capital (to average assets):
Company	$1,668,786	10.22%	$653,163	4.00%	N/A	N/A	N/A	N/A
Bank	$1,850,091	11.33%	$653,241	4.00%	N/A	N/A	$816,551	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$1,065	$1,301	$1,608
Customer analysis charges	3,219	6,765	7,801
NSF charges	2,554	3,687	7,654
Other service charges	345	598	799
Total noninterest bearing deposit account income	7,183	12,351	17,862
Interest bearing deposit account income:
Monthly service charges	92	92	71
Total service fees on deposit accounts	$7,275	$12,443	$17,933
Wire transfer fee income:
Wire transfer fees	$3,082	$3,188	$4,058
Foreign exchange fees	437	389	500
Total wire transfer fees	$3,519	$3,577	$4,558

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
OREO Income (Expense)
OREO are often sold in transactions that, under ASU 2014-09, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. The Company recognized net losses of $684 thousand and $108 thousand on sale of OREO for the years ended December 31, 2021 and 2020, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.    EARNINGS PER SHARE (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in the Company’s earnings. For the years ended December 31, 2021 and 2020, stock options and restricted shares awards of approximately 772,707 and 827,405 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
In 2018, the Company issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). For the years ended December 31, 2021 and 2020, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the years ended December 31, 2021 and 2020.
In 2019, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock for each repurchase program. In July 2021, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase an additional $50.0 million of its common stock. During the year ended December 31, 2019, the Company repurchased 943,094 shares of common stock totaling $13.8 million. During the year ended December 31, 2020, the Company repurchased 2,716,034 shares of common stock totaling $36.2 million. During the year ended December 31, 2021, the Company repurchased 3,682,268 shares of common stock totaling $50.0 million.
The following table shows the computation of basic and diluted EPS for the years ended December 31, 2021, 2020, and 2019:

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
2021
Basic EPS - common stock	$204,572	122,321,768	$1.67
Effect of dilutive securities:
Stock options, restricted stock, performance awards, and ESPP shares		811,257
Diluted EPS - common stock	$204,572	123,133,025	$1.66

2020
Basic EPS - common stock	$111,515	123,501,401	$0.90
Effect of dilutive securities:
Stock options, restricted stock, performance awards, and ESPP shares		387,942
Diluted EPS - common stock	$111,515	123,889,343	$0.90

2019
Basic EPS - common stock	$171,040	126,598,564	$1.35
Effect of dilutive securities:
Stock options, restricted stock, performance awards, and ESPP shares		276,756
Diluted EPS - common stock	$171,040	126,875,320	$1.35

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of December 31, 2021 and 2020, the Company did not have a valuation allowance on it servicing assets.
The changes in net servicing assets for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$12,692	$16,417	$23,132
Additions through originations of servicing assets	2,880	2,864	1,790
Amortization	(5,154)	(6,589)	(8,505)
Balance at end of period	$10,418	$12,692	$16,417
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.04 billion and $1.23 billion as of December 31, 2021 and 2020.
Total servicing assets at December 31, 2021 totaled $10.4 million and were comprised of $7.2 million in SBA servicing assets and $3.2 million in mortgage related servicing assets. At December 31, 2020, servicing assets totaled $12.7 million, comprised of $8.4 million in SBA servicing assets and $4.3 million in mortgage related servicing assets.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at December 31, 2021 and 2020 are presented below.

	December 31, 2021	December 31, 2020
SBA Servicing Assets:
Weighted-average discount rate	11.20%	9.93%
Constant prepayment rate	14.64%	14.40%
Mortgage Servicing Assets:
Weighted-average discount rate	8.63%	8.26%
Constant prepayment rate	9.58%	8.63%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed statements of financial condition for only the parent company, Hope Bancorp, as of December 31, 2021 and 2020:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2021	2020
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$21,006	$20,170
Other assets	11,382	7,897
Investment in bank subsidiary	2,383,098	2,335,336
Total assets	$2,415,486	$2,363,403

LIABILITIES:
Convertible notes, net	$216,209	$204,565
Subordinated debentures, net	105,354	104,178
Accounts payable and other liabilities	940	915
Total liabilities	322,503	309,658
Stockholders’ equity	2,092,983	2,053,745
Total liabilities and stockholders’ equity	$2,415,486	$2,363,403
The following presents the unconsolidated condensed statements of income for only the parent company, Hope Bancorp, for the years ended December 31, 2021, 2020, and 2019:
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	(9,186)	(14,147)	(16,001)
Noninterest income	—	—	175
Noninterest expense	(5,633)	(5,316)	(4,386)
Dividend from subsidiary, net	128,000	96,000	120,000
Equity in undistributed earnings of subsidiary	87,025	29,781	65,713
Income before income tax benefit	200,206	106,318	165,501
Income tax benefit	4,366	5,197	5,539
Net income	204,572	111,515	171,040
Other comprehensive (loss) income, net of tax	(44,165)	23,604	41,854
Comprehensive income	$160,407	$135,119	$212,894

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following presents the unconsolidated condensed statements of cash flows for only the parent company, Hope Bancorp, for the years ended December 31, 2021, 2020, and 2019:
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204,572	$111,515	$171,040
Adjustments to reconcile net income to net cash from operating activities:
Amortization and capitalization	2,115	6,250	6,021
Stock-based compensation expense	141	201	—
Net change in fair value of equity investments with readily determinable fair value	—	—	(175)
Change in other assets	(326)	(1,194)	(999)
Change in accounts payable and other liabilities	25	(440)	257
Equity in undistributed earnings of bank subsidiary	(87,025)	(29,781)	(65,713)
Net cash from operating activities	119,502	86,551	110,431
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	—	—	700
Net cash from investing activities	—	—	700
CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of additional stock pursuant to various stock plans	—	—	12
Purchase of treasury stock	(50,000)	(36,180)	(13,820)
Payments of cash dividends	(68,666)	(69,182)	(70,935)
Net cash used in financing activities	(118,666)	(105,362)	(84,743)
NET CHANGE IN CASH AND CASH EQUIVALENTS	836	(18,811)	26,388
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,170	38,981	12,593
CASH AND CASH EQUIVALENTS, END OF YEAR	$21,006	$20,170	$38,981

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	2021 Three Months Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$138,293	$140,204	$142,866	$145,169
Interest expense	15,714	13,627	12,570	11,851
Net interest income before provision (credit) for credit losses	122,579	126,577	130,296	133,318
Provision (credit) for credit losses	3,300	(7,000)	(10,000)	1,500
Net interest income after provision (credit) for credit losses	119,279	133,577	140,296	131,818
Noninterest income	8,804	11,076	10,617	13,097
Noninterest expense	70,431	73,123	75,502	74,236
Income before income tax provision	57,652	71,530	75,411	70,679
Income tax provision	13,965	17,767	19,912	19,056
Net income	$43,687	$53,763	$55,499	$51,623

Basic earnings per common share	$0.35	$0.44	$0.45	$0.43
Diluted earnings per common share	$0.35	$0.43	$0.45	$0.43

	2020 Three Months Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$166,868	$145,061	$145,220	$141,729
Interest expense	47,577	35,247	27,583	20,973
Net interest income before provision for credit losses	119,291	109,814	117,637	120,756
Provision for credit losses	28,000	17,500	22,000	27,500
Net interest income after provision for credit losses	91,291	92,314	95,637	93,256
Noninterest income	13,264	11,240	17,513	11,415
Noninterest expense	72,140	67,030	73,406	71,063
Income before income tax provision	32,415	36,524	39,744	33,608
Income tax provision	6,462	9,771	9,254	5,289
Net income	$25,953	$26,753	$30,490	$28,319

Basic earnings per common share	$0.21	$0.22	$0.25	$0.23
Diluted earnings per common share	$0.21	$0.22	$0.25	$0.23

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
24.    SUBSEQUENT EVENTS
On January 24, 2022, the Company announced that its Board of Directors approved a new stock repurchase plan that authorizes the Company to repurchase up to $50 million of its common stock. Stock repurchases through the new plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by the Company and in accordance with SEC rules and regulations.
The Company has evaluated the effects of events that have occurred subsequent to December 31, 2021 through the issuance date of these consolidated financial statements. Other than the event described above, there have been no material events that would require disclosure in the consolidated financial statements or in the notes to the consolidated financial statements.