Form 10-Q
period 2022-03-31
HOPE BANCORP INC
filed 2022-05-09
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50245
 HOPE BANCORP, INC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 4, 2022, there were 120,395,720 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the COVID-19 pandemic and its impact on our financial position, results of operations, liquidity, and capitalization; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$268,461	$271,319
Interest bearing cash in other banks	11,912	44,947
Total cash and cash equivalents	280,373	316,266
Interest bearing deposits in other financial institutions	11,627	12,851
Securities available for sale, at fair value	2,492,486	2,666,275
Equity investments	56,674	57,860
Loans held for sale, at the lower of cost or fair value	115,756	99,049
Loans receivable, net of allowance for credit losses of $147,450 and $140,550 at March 31, 2022 and December 31, 2021, respectively	13,919,224	13,812,193
Other real estate owned (“OREO”), net	2,010	2,597
Federal Home Loan Bank (“FHLB”) stock, at cost	18,900	17,250
Premises and equipment, net	45,642	45,667
Accrued interest receivable	37,949	41,842
Deferred tax assets, net	90,172	49,719
Customers’ liabilities on acceptances	1,676	1,521
Bank owned life insurance (“BOLI”)	77,390	77,081
Investments in affordable housing partnerships	56,368	58,387
Operating lease right-of-use assets, net	50,209	52,701
Goodwill	464,450	464,450
Core deposit intangible assets, net	7,184	7,671
Servicing assets, net	10,874	10,418
Other assets	64,850	95,263
Total assets	$17,803,814	$17,889,061

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$5,498,263	$5,751,870
Interest bearing:
Money market and NOW accounts	6,484,677	6,178,850
Savings deposits	321,373	321,377
Time deposits	2,210,815	2,788,353
Total deposits	14,515,128	15,040,450
FHLB and FRB borrowings	772,000	300,000
Convertible notes, net	216,444	216,209
Subordinated debentures, net	105,652	105,354
Accrued interest payable	4,826	4,272
Acceptances outstanding	1,676	1,521
Operating lease liabilities	54,759	57,303
Commitments to fund investments in affordable housing partnerships	8,842	9,514
Other liabilities	83,430	61,455
Total liabilities	$15,762,757	$15,796,078
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 136,671,538 and 120,327,689 shares, respectively, at March 31, 2022, and issued and outstanding 136,350,301 and 120,006,452 shares, respectively, at December 31, 2021	$137	$136
Additional paid-in capital	1,422,602	1,421,698
Retained earnings	976,483	932,561
Treasury stock, at cost; 16,343,849 and 16,343,849 shares at March 31, 2022 and December 31, 2021, respectively	(250,000)	(250,000)
Accumulated other comprehensive loss, net	(108,165)	(11,412)
Total stockholders’ equity	2,041,057	2,092,983
Total liabilities and stockholders’ equity	$17,803,814	$17,889,061

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$132,672	$129,736
Interest on securities	11,656	7,915
Interest on other investments	544	642
Total interest income	144,872	138,293
INTEREST EXPENSE:
Interest on deposits	8,676	12,770
Interest on FHLB and FRB borrowings	687	642
Interest on other borrowings and convertible notes	2,333	2,302
Total interest expense	11,696	15,714
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	133,176	122,579
PROVISION (CREDIT) FOR CREDIT LOSSES	(11,000)	3,300
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	144,176	119,279
NONINTEREST INCOME:
Service fees on deposit accounts	1,974	1,790
International service fees	794	841
Loan servicing fees, net	836	1,044
Wire transfer fees	900	844
Swap fees	785	67
Net gains on sales of SBA loans	5,603	—
Net gains on sales of residential mortgage loans	757	2,096
Other income and fees	1,537	2,122
Total noninterest income	13,186	8,804
NONINTEREST EXPENSE:
Salaries and employee benefits	47,745	41,216
Occupancy	7,335	6,967
Furniture and equipment	4,644	4,186
Advertising and marketing	1,636	1,625
Data processing and communications	2,461	2,737
Professional fees	2,211	2,903
Investments in affordable housing partnership expenses	2,019	2,702
FDIC assessments	1,569	1,255
Credit related expenses	1,112	2,218
OREO expense, net	357	281
Other	4,284	4,341
Total noninterest expense	75,373	70,431
INCOME BEFORE INCOME TAXES	81,989	57,652
INCOME TAX PROVISION	21,251	13,965
NET INCOME	$60,738	$43,687
EARNINGS PER COMMON SHARE
Basic	$0.51	$0.35
Diluted	$0.50	$0.35

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net income	$60,738	$43,687
Other comprehensive loss:
Change in unrealized net holding losses on securities available for sale	(141,272)	(40,803)
Change in unrealized net holding gains on interest rate swaps used in cash flow hedges	4,002	602
Reclassification adjustments for net losses realized in net income	64	66
Tax effect	40,453	12,605
Other comprehensive loss, net of tax	(96,753)	(27,530)
Total comprehensive (loss) income	$(36,015)	$16,157

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2020	123,264,864	$136	$1,434,916	$785,940	$(200,000)	$32,753	$2,053,745
Adoption of ASU 2020-06			(21,420)	10,715			(10,705)
Adoption of ASU 2020-06 tax adjustment			3,145				3,145
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	215,630	—	—				—
Stock-based compensation			496				496
Cash dividends declared on common stock ($0.14 per share)				(17,257)			(17,257)
Comprehensive income:
Net income				43,687			43,687
Other comprehensive loss						(27,530)	(27,530)
BALANCE, MARCH 31, 2021	123,480,494	$136	$1,417,137	$823,085	$(200,000)	$5,223	$2,045,581

BALANCE, DECEMBER 31, 2021	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	321,237	1	530				531
Stock-based compensation			374				374
Cash dividends declared on common stock ($0.14 per share)				(16,816)			(16,816)
Comprehensive loss:
Net income				60,738			60,738
Other comprehensive loss						(96,753)	(96,753)
BALANCE, MARCH 31, 2022	120,327,689	$137	$1,422,602	$976,483	$(250,000)	$(108,165)	$2,041,057

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,738	$43,687
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	6,201	6,638
Stock-based compensation expense	2,598	2,572
(Credit) provision for credit losses	(11,000)	3,300
Provision for unfunded loan commitments	200	105
Provision for accrued interest receivables on loans	200	600
Valuation adjustment of OREO	276	155
Net gains on sales of SBA loans	(5,603)	—
Net gains on sales of residential mortgage loans	(757)	(2,096)
Earnings on BOLI	(309)	(324)
Net change in fair value of equity investments with readily determinable fair value	1,247	484
Losses on investments in affordable housing partnerships	1,943	2,629
Net change in deferred income taxes	65	4,175
Proceeds from sales of loans held for sale	88,359	69,931
Originations of loans held for sale	(16,916)	(69,783)
Originations of servicing assets	(1,463)	(592)
Net change in accrued interest receivable	3,693	(1,668)
Net change in other assets	31,861	20,958
Net change in accrued interest payable	554	(6,095)
Net change in other liabilities	21,775	(16,558)
Net cash provided by operating activities	183,662	58,118
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	—	(249)
Redemption of interest bearing deposits in other financial institutions	1,224	2,948
Purchase of securities available for sale	(85,171)	(209,270)
Proceeds from matured, called, or paid-down securities available for sale	114,879	215,077
Proceeds from sale of equity investments	—	214
Proceeds from sales of other loans held for sale previously classified as held for investment	18,711	—
Purchase of loans receivable	(27,936)	—
Net change in loans receivable	(165,294)	(138,554)
Proceeds from sales of OREO	331	1,437
Purchase of FHLB stock	(3,300)	—
Redemption of FHLB stock	1,650	—
Purchase of premises and equipment	(2,146)	(1,504)
Investments in affordable housing partnerships	(672)	(154)
Net cash used in investing activities	(147,724)	(130,055)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(525,322)	(32,643)
Proceeds from FHLB borrowings	3,123,000	1,140,000
Repayment of FHLB borrowings	(2,723,000)	(990,000)
Proceeds from FRB borrowings	121,000	—
Repayment of FRB borrowings	(49,000)	—
Cash dividends paid on common stock	(16,816)	(17,257)
Taxes paid in net settlement of restricted stock	(2,224)	(2,076)
Issuance of additional stock pursuant to various stock plans	531	—
Net cash (used in) provided by financing activities	(71,831)	98,024
NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,893)	26,087
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,266	350,579
CASH AND CASH EQUIVALENTS, END OF PERIOD	$280,373	$376,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$10,609	$21,284
Income taxes paid	$1,317	$1,240

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	$104,553	$—
Transfer from loans held for sale to loans receivable	$3,418	$—
Lease liabilities arising from obtaining right-of-use assets	$1,298	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of March 31, 2022, the Bank operated branches in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Alabama and Georgia, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.Basis of Presentation
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition as of December 31, 2021 which was from the audited financial statements included in the Company’s 2021 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2022 and December 31, 2021 and the results of operations for the three months ended March 31, 2022 and 2021. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
The global pandemic resulting from the outbreak of the novel strain of coronavirus (“COVID-19”) substantially and negatively impacted the United States economy and disrupted global supply chains. During the worst of the pandemic, there were temporary closures of countless businesses and the institution of social distancing and sheltering in place requirements in most states and communities. Many states have now relaxed most of the business closures and other social distancing requirements, and the economy has recovered from the worst of the pandemic. In line with this recovery, the Company experienced improvements in operating results for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. There continues to be uncertainty around variants of the COVID-19 virus as well as the pace and sustainability of the economic recovery. It is at least reasonably possible that information which was available to the Company at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change could be material to the financial statements. The extent to which the COVID-19 pandemic will impact the Company’s estimates and assumptions is uncertain.
These unaudited consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2021 Annual Report on Form 10-K.

Pending Accounting Pronouncements
In January 2021, the FASB issued ASU 2021-01, “Codification Improvements to Topic 848, Reference Rate Reform”. ASU 2021-01 amends the scope of the recent reference rate reform guidance and clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition) to qualify for certain optional relief. The new optional expedients for contract modifications and hedge accounting are expected to benefit companies, including those with certain centrally cleared derivatives affected by a discount rate transition in 2020. Amendments to the expedients and exceptions in Topic 848 captures the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 is effective immediately and can be applied retrospectively to any interim period beginning January 1, 2020 or prospectively to any new modifications in any period including or subsequent to the issuance date. ASU 2021-01 is not expected to have a material impact on the Company’s consolidated financial statements.
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326). The standard addresses the following: 1) eliminates the accounting guidance for TDRs, will require an entity to determine whether a modification results in a new loan or a continuation of an existing loan, 2) expands disclosures related to modifications, and 3) will require disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing the impact that the adoption of ASU 2022-02 will have on its consolidated financial statements.

3.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended March 31, 2022 and 2021, stock options and restricted share awards of 460,737 and 594,053 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). With the adoption of ASU 2020-06, the if-converted method is required for calculating dilutive EPS for all convertible instruments since the treasury stock method is no longer available. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three months ended March 31, 2022 and 2021, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three months ended March 31, 2022 and 2021 as the conversion price exceeded the market price of the Company’s stock.
The following tables show the computation of basic and diluted EPS for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022			2021
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$60,738	120,131,380	$0.51	$43,687	123,324,745	$0.35
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		958,094			1,011,385
Diluted EPS - common stock	$60,738	121,089,474	$0.50	$43,687	124,336,130	$0.35

4.    Equity Investments
Equity investments with readily determinable fair values at March 31, 2022 and December 31, 2021, consisted of mutual funds in the amounts of $25.6 million and $26.8 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
There were no purchases of equity investments with readily determinable fair values during the three months ended March 31, 2022 and 2021.
The changes in fair value for equity investments with readily determinable fair values for the three months ended March 31, 2022 and 2021 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(1,247)	$(484)
Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values	$(1,247)	$(484)

The decline in fair value of the Company’s equity investments with readily determinable fair values was due to the recent increases in market interest rates over the yield available at the time the equity investments were purchased.
At March 31, 2022 and December 31, 2021, the Company also had equity investments without readily determinable fair values which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At March 31, 2022, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $31.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $29.7 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2021, the total balance of equity investments without readily determinable fair values was $31.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $29.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three months ended March 31, 2022 and 2021.

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$1,039,978	$66	$(67,567)	$—	$972,477
Mortgage-backed securities:
Residential	745,591	174	(58,954)	—	686,811
Commercial	585,671	493	(25,623)	—	560,541
Asset-backed securities	153,562	—	(1,276)	—	152,286
Corporate securities	23,386	—	(1,860)	—	21,526
Municipal securities	104,944	75	(6,174)	—	98,845
Total investment securities available for sale	$2,653,132	$808	$(161,454)	$—	$2,492,486

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Investment Credit Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$1,039,543	$3,357	$(16,470)	$—	$1,026,430
Mortgage-backed securities:
Residential	769,113	1,985	(11,874)	—	759,224
Commercial	595,659	9,103	(5,360)	—	599,402
Asset-backed securities	153,564	11	(124)	—	153,451
Corporate securities	23,398	130	(1,044)	—	22,484
Municipal securities	104,371	1,680	(767)	—	105,284
Total investment securities available for sale	$2,685,648	$16,266	$(35,639)	$—	$2,666,275

As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
During the three months ended March 31, 2022 and 2021, the Company had no sales of securities and recognized zero net gains on sales and calls of securities available for sale.
At March 31, 2022 and December 31, 2021, $112.6 million and $13.0 million in unrealized losses on securities available for sale, net of taxes, respectively, were included in accumulated other comprehensive income (loss). For the three months ended March 31, 2022 and 2021, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings as gain on sales of investments securities available for sale.

The amortized cost and estimated fair value of investment securities at March 31, 2022, by contractual maturity, is presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are not due at a single maturity date and their total balances are shown separately.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,000	1,888
Due after five years through ten years	45,019	41,800
Due after ten years	81,311	76,683
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	1,039,978	972,477
Mortgage-backed securities:
Residential	745,591	686,811
Commercial	585,671	560,541
Asset-backed securities	153,562	152,286
Total	$2,653,132	$2,492,486

Securities with carrying values of approximately $323.9 million and $362.2 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated. The length of time that the individual securities have been in a continuous unrealized loss position is no longer a factor in determining credit impairment with the adoption of CECL.

	March 31, 2022
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	109	$909,190	$(63,407)	3	$42,909	$(4,160)	112	$952,099	$(67,567)
Mortgage-backed securities:
Residential*	50	374,586	(28,598)	36	300,374	(30,356)	86	674,960	(58,954)
Commercial*	56	419,998	(17,282)	7	86,980	(8,341)	63	506,978	(25,623)
Asset-backed securities	16	137,834	(1,181)	2	14,452	(95)	18	152,286	(1,276)
Corporate securities	3	10,755	(245)	3	10,771	(1,615)	6	21,526	(1,860)
Municipal securities	36	96,930	(6,078)	2	886	(96)	38	97,816	(6,174)
Total	270	$1,949,293	$(116,791)	53	$456,372	$(44,663)	323	$2,405,665	$(161,454)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	December 31, 2021
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	39	$757,799	$(15,445)	2	$37,438	$(1,025)	41	$795,237	$(16,470)
Mortgage-backed securities:
Residential*	49	603,372	(9,371)	13	75,211	(2,503)	62	678,583	(11,874)
Commercial*	24	214,384	(3,339)	4	57,656	(2,021)	28	272,040	(5,360)
Asset-backed securities	13	115,885	(124)	—	—	—	13	115,885	(124)
Corporate securities	4	14,067	(331)	1	4,288	(713)	5	18,355	(1,044)
Municipal securities	23	59,403	(767)	—	—	—	23	59,403	(767)
Total	152	$1,764,910	$(29,377)	20	$174,593	$(6,262)	172	$1,939,503	$(35,639)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities that were in a continuous loss position for twelve months or longer at March 31, 2022. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on other securities that were in an unrealized loss position have been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.
The Company did not have an allowance for credit losses as of March 31, 2022 and December 31, 2021. The Company has elected to exclude accrued interest from the amortized cost of its investment securities available for sale. Accrued interest receivable for investment securities available for sale at March 31, 2022 and December 31, 2021 totaled $5.6 million and $5.6 million, respectively.
The Company evaluates securities in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded at March 31, 2022.
Approximately 89% of the Company’s investment portfolio at March 31, 2022 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, we concluded that a zero allowance approach for these investments was appropriate. The Company also had 18 asset-backed securities, six corporate securities, and 38 municipal bonds in unrealized loss positions at March 31, 2022. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at March 31, 2022.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by major category:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$74,944	$69,199
Commercial	8,957,432	8,816,080
Construction	229,929	220,652
Total real estate loans	9,262,305	9,105,931
Commercial business *	4,124,715	4,208,674
Residential mortgage	631,105	579,626
Consumer and other	48,549	58,512
Loans receivable	14,066,674	13,952,743
Allowance for credit losses	(147,450)	(140,550)
Loans receivable, net of allowance for credit losses	$13,919,224	$13,812,193
__________________________________
* Commercial business loans as of March 31, 2022 and December 31, 2021 include $113.0 million and $228.1 million, respectively, in SBA Paycheck Protection Program loans
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred fees of $3.1 million and $6.2 million at March 31, 2022 and December 31, 2021, respectively. Net loan fees related to SBA Paycheck Protection Program (“PPP”) loans totaled $3.0 million at March 31, 2022 compared to $6.7 million at December 31, 2021 and included fees from the origination of SBA PPP loans net of deferred origination costs.
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
Loans receivable increased $113.9 million from December 31, 2021 to $14.07 billion as of March 31, 2022. The increase in loans receivable during the three months ended March 31, 2022 was largely due to an increase in commercial real estate loans of $141.4 million primarily as a result of the increase in multifamily secured loans. The Company also purchased $27.9 million in adjustable rate mortgages during the three months ended March 31, 2022.
The Company had $115.8 million in loans held for sale as of March 31, 2022 compared to $99.0 million at December 31, 2021. Loans held for sale at March 31, 2022 consisted of $57.6 million in SBA guaranteed loans, $1.9 million in residential mortgage loans, and $56.2 million in loans with credit deterioration rated as substandard.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three months ended March 31, 2022 and 2021. Recoveries for the three months ended March 31, 2022 included $17.3 million in recoveries from a single lending relationship that had $29.6 million in charge-offs in the third quarter of 2021. Accrued interest receivables on loans totaled $32.3 million at March 31, 2022 and $36.2 million at December 31, 2021. Allowance on loan accrued interest receivables totaled $96 thousand at March 31, 2022 and $151 thousand at December 31, 2021.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended March 31, 2022
Balance, beginning of period	$108,440	$27,811	$3,316	$983	$140,550
Provision (credit) for credit losses	(18,313)	6,336	946	31	(11,000)
Loans charged off	(1,275)	(177)	—	(51)	(1,503)
Recoveries of charge offs	17,693	1,706	—	4	19,403
Balance, end of period	$106,545	$35,676	$4,262	$967	$147,450

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended March 31, 2021
Balance, beginning of period	$162,196	$39,155	$4,227	$1,163	$206,741
Provision (credit) for credit losses	2,345	2,625	(1,492)	(178)	3,300
Loans charged off	(2,818)	(610)	—	(93)	(3,521)
Recoveries of charge offs	584	690	—	149	1,423
Balance, end of period	$162,307	$41,860	$2,735	$1,041	$207,943

The following tables break out the allowance for credit losses and loan balance by measurement methodology at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$3,466	$3,785	$132	$81	$7,464
Collectively evaluated	103,079	31,891	4,130	886	139,986
Total	$106,545	$35,676	$4,262	$967	$147,450

Loans outstanding:
Individually evaluated	$72,871	$16,527	$7,018	$411	$96,827
Collectively evaluated	9,189,434	4,108,188	624,087	48,138	13,969,847
Total	$9,262,305	$4,124,715	$631,105	$48,549	$14,066,674

	December 31, 2021
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,025	$3,056	$11	$23	$5,115
Collectively evaluated	106,415	24,755	3,305	960	135,435
Total	$108,440	$27,811	$3,316	$983	$140,550

Loans outstanding:
Individually evaluated	$83,347	$19,407	$3,470	$409	$106,633
Collectively evaluated	9,022,584	4,189,267	576,156	58,103	13,846,110
Total	$9,105,931	$4,208,674	$579,626	$58,512	$13,952,743
As of March 31, 2022 and December 31, 2021, reserves for unfunded loan commitments recorded in other liabilities were $1.3 million and $1.1 million, respectively. For the three months ended March 31, 2022, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling $200 thousand. For the three months ended March 31, 2021, the Company recorded additions to reserves for unfunded commitments totaling $105 thousand.

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
The tables below represent the amortized cost of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	3,293	2,001	5,294	—
Hotel & motel	5,043	6,413	11,456	2,776
Gas station & car wash	2,282	1,954	4,236	—
Mixed use	1,741	6,573	8,314	—
Industrial & warehouse	662	2,861	3,523	—
Other	1,252	2,580	3,832	—
Real estate – construction	—	—	—	—
Commercial business	1,452	7,234	8,686	250
Residential mortgage	2,647	4,370	7,017	—
Consumer and other	—	359	359	64
Total	$18,372	$34,345	$52,717	$3,090

	December 31, 2021
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	7,586	2,604	10,190	—
Hotel & motel	5,471	6,564	12,035	—
Gas station & car wash	575	1,267	1,842	—
Mixed use	5,307	1,412	6,719	—
Industrial & warehouse	687	1,897	2,584	—
Other	1,233	5,153	6,386	215
Real estate – construction	—	—	—	—
Commercial business	4,726	6,299	11,025	1,494
Residential mortgage	275	3,195	3,470	—
Consumer and other	—	365	365	422
Total	$25,860	$28,756	$54,616	$2,131
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $17.0 million and $19.5 million, at March 31, 2022 and December 31, 2021, respectively.

The following table presents the amortized cost of collateral-dependent loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial	54,928	—	54,928	65,590	—	65,590
Real estate – construction	—	—	—	—	—	—
Commercial business	1,452	3,442	4,894	1,767	6,615	8,382
Residential mortgage	2,647	—	2,647	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$59,027	$3,442	$62,469	$67,357	$6,615	$73,972

Interest income reversals due to loans being placed on nonaccrual status were $313 thousand and $973 thousand for the three months ended March 31, 2022 and 2021, respectively.
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of March 31, 2022 and December 31, 2021 by class of loans:

	March 31, 2022				December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Real estate – residential	$942	$—	$—	$942	$—	$—	$—	$—
Real estate – commercial
Retail	2,422	63	3,774	6,259	1,250	927	9,167	11,344
Hotel & motel	—	3,591	5,075	8,666	9,320	4,148	4,760	18,228
Gas station & car wash	1,059	436	882	2,377	575	—	832	1,407
Mixed use	—	674	6,399	7,073	1,124	—	5,625	6,749
Industrial & warehouse	1,621	—	1,928	3,549	247	—	785	1,032
Other	957	—	683	1,640	1,198	6,522	3,185	10,905
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	2,923	2,400	3,626	8,949	1,792	2,362	6,482	10,636
Residential mortgage	3,900	680	4,874	9,454	14,177	—	3,099	17,276
Consumer and other	413	10	179	602	59	21	787	867
Total Past Due	$14,237	$7,854	$27,420	$49,511	$29,742	$13,980	$34,722	$78,444

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

The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Term Loan by Origination Year						Revolving Loans	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$5,596	$27,184	$10,403	$11,360	$4,924	$9,443	$4,805	$73,715
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	665	564	—	1,229
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$5,596	$27,184	$10,403	$11,360	$5,589	$10,007	$4,805	$74,944
Real Estate - Commercial
Pass / not rated	$730,697	$2,347,716	$1,383,813	$1,175,474	$1,186,267	$1,738,717	$100,360	$8,663,044
Special mention	—	3,057	7,550	32,932	13,833	30,725	4,190	92,287
Substandard	—	11,137	2,663	30,580	24,708	132,735	278	202,101
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$730,697	$2,361,910	$1,394,026	$1,238,986	$1,224,808	$1,902,177	$104,828	$8,957,432
Real Estate - Construction
Pass / not rated	$350	$23,098	$73,305	$34,396	$32,883	$4,606	$89	$168,727
Special mention	—	—	—	—	45,972	15,230	—	61,202
Substandard	—	—	—	—	—	—	—	—
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$350	$23,098	$73,305	$34,396	$78,855	$19,836	$89	$229,929
Commercial Business
Pass / not rated	$537,886	$1,474,222	$376,032	$422,516	$89,540	$107,883	$1,087,298	$4,095,377
Special mention	—	530	509	4,704	3,618	4,107	1	13,469
Substandard	200	3,428	885	1,933	1,849	5,880	1,694	15,869
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$538,086	$1,478,180	$377,426	$429,153	$95,007	$117,870	$1,088,993	$4,124,715
Residential Mortgage
Pass / not rated	$111,180	$281,805	$1,412	$35,494	$91,140	$103,056	$—	$624,087
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	128	390	6,500	—	7,018
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$111,180	$281,805	$1,412	$35,622	$91,530	$109,556	$—	$631,105
Consumer and Other
Pass / not rated	$10,700	$1,723	$4,314	$1,644	$1,604	$7,728	$20,392	$48,105
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	444	—	444
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$10,700	$1,723	$4,314	$1,644	$1,604	$8,172	$20,392	$48,549
Total Loans
Pass / not rated	$1,396,409	$4,155,748	$1,849,279	$1,680,884	$1,406,358	$1,971,433	$1,212,944	$13,673,055
Special mention	—	3,587	8,059	37,636	63,423	50,062	4,191	166,958
Substandard	200	14,565	3,548	32,641	27,612	146,123	1,972	226,661
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$1,396,609	$4,173,900	$1,860,886	$1,751,161	$1,497,393	$2,167,618	$1,219,107	$14,066,674

	December 31, 2021
	Term Loan by Origination Year						Revolving Loans	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$26,093	$10,471	$11,442	$4,952	$2,987	$7,260	$4,403	$67,608
Special mention	—	—	—	534	—	924	—	1,458
Substandard	—	—	—	133	—	—	—	133
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$26,093	$10,471	$11,442	$5,619	$2,987	$8,184	$4,403	$69,199
Real Estate - Commercial
Pass / not rated	$2,451,662	$1,415,909	$1,252,851	$1,238,425	$883,790	$1,086,182	$89,501	$8,418,320
Special mention	5,553	8,882	39,567	20,203	27,204	73,090	5,970	180,469
Substandard	7,436	7,718	17,533	25,330	53,000	105,995	279	217,291
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$2,464,651	$1,432,509	$1,309,951	$1,283,958	$963,994	$1,265,267	$95,750	$8,816,080
Real Estate - Construction
Pass / not rated	$16,545	$67,628	$32,044	$32,908	$8,292	$5,685	$89	$163,191
Special mention	—	—	—	45,996	5,074	6,391	—	57,461
Substandard	—	—	—	—	—	—	—	—
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$16,545	$67,628	$32,044	$78,904	$13,366	$12,076	$89	$220,652
Commercial Business
Pass / not rated	$1,755,104	$431,145	$461,460	$98,812	$53,629	$70,294	$1,299,372	$4,169,816
Special mention	1,379	523	4,780	2,897	550	5,083	2,594	17,806
Substandard	3,796	941	2,308	1,651	3,803	3,461	5,092	21,052
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,760,279	$432,609	$468,548	$103,360	$57,982	$78,838	$1,307,058	$4,208,674
Residential Mortgage
Pass / not rated	$282,191	$1,420	$40,377	$112,743	$85,446	$53,979	$—	$576,156
Special mention	—	—	—	—	—	—	—	—
Substandard	275	—	128	394	541	2,132	—	3,470
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$282,466	$1,420	$40,505	$113,137	$85,987	$56,111	$—	$579,626
Consumer and Other
Pass / not rated	$19,203	$5,347	$1,783	$1,699	$1,769	$6,165	$22,095	$58,061
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	451	—	451
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$19,203	$5,347	$1,783	$1,699	$1,769	$6,616	$22,095	$58,512
Total Loans
Pass / not rated	$4,550,798	$1,931,920	$1,799,957	$1,489,539	$1,035,913	$1,229,565	$1,415,460	$13,453,152
Special mention	6,932	9,405	44,347	69,630	32,828	85,488	8,564	257,194
Substandard	11,507	8,659	19,969	27,508	57,344	112,039	5,371	242,397
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$4,569,237	$1,949,984	$1,864,273	$1,586,677	$1,126,085	$1,427,092	$1,429,395	$13,952,743

For the three months ended March 31, 2022 and the twelve months ended December 31, 2021, there were no revolving loans converted to term loans.
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three months ended March 31, 2022 and 2021 is presented in the following table:

	Three Months Ended March 31,
	2022	2021
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$97,651	$—
Commercial business	6,902	—
Total	$104,553	$—
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. In aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio as of March 31, 2022.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenario contains certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of March 31, 2022, the Company chose a forecast scenario that incorporates the effect of the COVID-19 pandemic and the future economic recovery into estimates of future economic conditions. The economic forecast utilized in the March 31, 2022 ACL calculation showed an overall improvement compared to the forecast incorporated in the December 31, 2021 ACL with an increase in projected GDP growth and projected commercial real estate prices. However, these improvements were offset by events that took place recently that were not fully captured by the latest economic forecast scenario due to the timing of the forecast release. These events include the war in Ukraine which has increased instability in the oil and gas markets, the rise in inflation leading to a change in future projected interest rates, and increasing concerns of an upcoming recession. To account for these most recent risk factors, the Company set aside additional ACL as part its qualitative adjustments which resulted in an increase in ACL at March 31, 2022 compared to December 31, 2021.
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
For loans which do not share similar risk characteristics such as nonaccrual and TDR loans above $1.0 million, the Company evaluates these loans on an individual basis in accordance with ASC 326. These nonaccrual and TDR loans are considered to have different risk profiles than performing loans and therefore are evaluated separately. The Company decided to collectively assess TDRs and nonaccrual loans with balances below $1.0 million along with the performing and accrual loans in order to reduce the operational burden of individually assessing small TDR and nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, the Company obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit losses.
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The Company uses an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn lines of credit can potentially become drawn at any point. The funding rate is determined based on a lookback period of 8 quarters. Credit loss is not estimated for off-balance sheet credit exposures that are unconditionally cancellable by the Company.
The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$72,871	$—	$16,527	$7,018	$411	$96,827
ACL on individually evaluated loans	$—	$3,466	$—	$3,785	$132	$81	$7,464
Individually evaluated loans ACL coverage	N/A	4.76%	N/A	22.90%	1.88%	19.71%	7.71%
Collectively evaluated loans	$74,944	$8,884,561	$229,929	$4,108,188	$624,087	$48,138	$13,969,847
ACL on collectively evaluated loans	$652	$100,656	$1,771	$31,891	$4,130	$886	$139,986
Collectively evaluated loans ACL coverage	0.87%	1.13%	0.77%	0.78%	0.66%	1.84%	1.00%
Total loans	$74,944	$8,957,432	$229,929	$4,124,715	$631,105	$48,549	$14,066,674
Total ACL	$652	$104,122	$1,771	$35,676	$4,262	$967	$147,450
Total ACL to total loans	0.87%	1.16%	0.77%	0.86%	0.68%	1.99%	1.05%

	December 31, 2021
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$83,347	$—	$19,407	$3,470	$409	$106,633
ACL on individually evaluated loans	$—	$2,025	$—	$3,056	$11	$23	$5,115
Individually evaluated loans ACL coverage	N/A	2.43%	N/A	15.75%	0.32%	5.62%	4.80%
Collectively evaluated loans	$69,199	$8,732,733	$220,652	$4,189,267	$576,156	$58,103	$13,846,110
ACL on collectively evaluated loans	$729	$104,145	$1,541	$24,755	$3,305	$960	$135,435
Collectively evaluated loans ACL coverage	1.05%	1.19%	0.70%	0.59%	0.57%	1.65%	0.98%
Total loans	$69,199	$8,816,080	$220,652	$4,208,674	$579,626	$58,512	$13,952,743
Total ACL	$729	$106,170	$1,541	$27,811	$3,316	$983	$140,550
Total ACL to total loans	1.05%	1.20%	0.70%	0.66%	0.57%	1.68%	1.01%
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
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At March 31, 2022, TDR loans totaled $59.6 million, compared to $65.5 million at December 31, 2021.
The balance of loans with modified terms due to COVID-19 as of March 31, 2022 totaled $10.6 million compared to $22.8 million at December 31, 2021. The loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of March 31, 2022 and December 31, 2021, unless the loans were TDR prior to the COVID-19 modification or borrowers were identified to be experiencing financial difficulty prior to the COVID-19 pandemic. As of March 31, 2022, modified loans due to hardship from the COVID-19 pandemic consisted of 42% commercial real estate loans, 57% residential mortgage loans, and 1% consumer loans. The modifications consisted of full payment deferrals, interest only payments, and a hybrid of full payment deferrals for a period of time followed by interest only payments (see “COVID-19 Related Loan Modifications” in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).

A summary of the amortized cost of TDR loans on accrual and nonaccrual status by type of concession as of March 31, 2022 and December 31, 2021 is presented below:

	March 31, 2022
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$22,657	$753	$—	$15	$9,818	$363	$—	$—	$33,606
Maturity / amortization concession	8,649	6,812	—	208	229	2,915	—	115	18,928
Rate concession	5,142	319	—	—	223	1,409	—	—	7,093
Total	$36,448	$7,884	$—	$223	$10,270	$4,687	$—	$115	$59,627

	December 31, 2021
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$23,196	$790	$—	$16	$7,533	$420	$—	$—	$31,955
Maturity / amortization concession	15,449	7,284	—	183	269	3,109	—	117	26,411
Rate concession	5,161	339	—	—	234	1,413	—	—	7,147
Total	$43,806	$8,413	$—	$199	$8,036	$4,942	$—	$117	$65,513

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification and if the prior performance met or exceeded the modified terms. TDR loans on accrual status at March 31, 2022 were comprised of 29 commercial real estate loans totaling $36.4 million, 15 commercial business loans totaling $7.9 million, and 9 consumer and other loans totaling $223 thousand. TDR loans on accrual status at December 31, 2021 were comprised of 31 commercial real estate loans totaling $43.8 million, 19 commercial business loans totaling $8.4 million, and 10 consumer and other loans totaling $199 thousand. The Company expects that TDR loans on accrual status as of March 31, 2022, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10. The Company recorded an allowance totaling $4.0 million and $2.7 million for TDR loans as of March 31, 2022 and December 31, 2021, respectively.

The following tables present the amortized cost of loans classified as TDR during the three months ended March 31, 2022 and 2021 by class of loans:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	—	—	3	24,658
Hotel & motel	1	2,077	—	—
Gas station & car wash	—	—	1	575
Mixed use	—	—	—	—
Industrial & warehouse	—	—	2	9,150
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	—	—	1	22
Residential mortgage	—	—	—	—
Consumer and other	—	—	4	44
Total	1	$2,077	11	$34,449

There was one new TDR loan modified with a payment concession totaling $2.1 million during the three months ended March 31, 2022. For the three months ended March 31, 2021, there were eight TDR loans modified with payment concessions totaling $9.8 million and three TDR loans modified through maturity concessions totaling $24.7 million.
For the TDR modified during the three months ended March 31, 2022, the Company recorded $0 in ACL. Total charge-offs of TDR loan modified during the three months ended March 31, 2022 totaled $0. For TDR loans modified during the three months ended March 31, 2021, the Company recorded $14.8 million in ACL. Total charge-offs of TDR loans modified during the three months ended March 31, 2021 totaled $0.

The following tables present the amortized cost balance of loans modified as TDRs within the previous twelve months ended March 31, 2022 and 2021 that subsequently had payment defaults during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	2	2,767	1	23,522
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	1	502	—	—
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	—	—	2	671
Residential mortgage	—	—	—	—
Consumer and other	—	—	2	6
Total	3	$3,269	5	$24,199

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $16 thousand in ACL for TDR loans that had payment defaults during the three months ended March 31, 2022. Total charge offs for TDR loans that had payment defaults during the three months ended March 31, 2022 was $0.
The Company recorded $13.1 million in ACL for TDR loans that had payment defaults during the three months ended March 31, 2021. Total charge offs for TDR loans that had payment defaults during the three months ended March 31, 2021 totaled $0.
There were three TDR loans that subsequently defaulted during the three months ended March 31, 2022. Three commercial real estate loans were modified through maturity concessions totaling $3.3 million.
There were five TDR loans that subsequently defaulted during the three months ended March 31, 2021. One commercial real estate loan was modified through maturity concession totaling $23.5 million. Two commercial business loans were modified through a maturity and a payment concession totaling $523 thousand and $148 thousand, respectively. Two consumer and other loans were modified through payment concessions totaling to $6 thousand.

7.    Leases
The Company’s operating leases are real estate leases which are comprised of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 10 years as of March 31, 2022. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At March 31, 2022, ROU assets and related liabilities were $50.2 million and $54.8 million, respectively. At December 31, 2021, ROU assets and related liabilities were $52.7 million and $57.3 million, respectively. At March 31, 2022, the short term operating lease liability totaled $12.2 million and the long-term operating lease liability totaled $42.5 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at March 31, 2022. During the three months ended March 31, 2022, the Company extended three leases and entered into one new lease contract. Lease extension terms ranged from five to six years and the Company reassessed the ROU assets and lease liabilities related to these leases.
Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using the Company’s incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the Consolidated Statements of Income. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company’s share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs can also include rent escalations based on changes to indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the Federal Home Loan Bank (“FHLB”) borrowing interest rate at a given period.
The table below summarizes the Company’s net lease cost:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Operating lease cost	$4,007	$3,829
Short term lease cost	—	—
Variable lease cost	773	754
Sublease income	(103)	(153)
Net lease cost	$4,677	$4,430

Rent expense for the three months ended March 31, 2022 and 2021 was $4.6 million and $4.5 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Three Months Ended March 31, 2022	At or for the Three Months Ended March 31, 2021
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,999	$3,681
Right-of-use assets obtained in exchange for lease liabilities, net	1,298	—
Weighted-average remaining lease term - operating leases	5.1 years	5.1 years
Weighted-average discount rate - operating leases	2.42%	2.88%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2022
(Dollars in thousands)
2022	$10,099
2023	12,435
2024	10,841
2025	9,081
2026	8,372
2027 and thereafter	7,846
Total lease payments	58,674
Less: imputed interest	3,915
Total lease obligations	$54,759
As of March 31, 2022, the Company did not have any additional operating lease commitments that have not yet commenced.

8.    Deposits
The aggregate amounts of time deposits in denominations of more than $250 thousand at March 31, 2022 and December 31, 2021, was $1.07 billion and $1.49 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at March 31, 2022 and December 31, 2021. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2022 and December 31, 2021, securities with fair values of approximately $322.0 million and $359.8 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at March 31, 2022 and December 31, 2021, totaled $459.2 million and $810.9 million, respectively. Brokered deposits at March 31, 2022 consisted of $459.2 million in money market and NOW accounts. Brokered deposits at December 31, 2021 consisted of $770.0 million in money market and NOW accounts and $40.9 million in time deposit accounts.
The following is a breakdown of the Company’s deposits at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$5,498,263	38%	$5,751,870	38%
Money market and NOW accounts	6,484,677	45%	6,178,850	41%
Saving deposits	321,373	2%	321,377	2%
Time deposits	2,210,815	15%	2,788,353	19%
Total deposits	$14,515,128	100%	$15,040,450	100%

9.    Borrowings
At March 31, 2022, borrowings totaled $772.0 million consisting of $700.0 million in FHLB borrowings and $72.0 million in borrowings from the FRB compared to $300.0 million in FHLB borrowings at December 31, 2021. There were no borrowings from the FRB at December 31, 2021.
The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity, and was $4.47 billion at March 31, 2022, and $4.45 billion at December 31, 2021. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at March 31, 2022 and December 31, 2021.
At March 31, 2022 and December 31, 2021, loans with a carrying amount of approximately $7.08 billion and $6.96 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At March 31, 2022 and December 31, 2021, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
FHLB borrowings had weighted average interest rates of 0.63% and 0.92%, at March 31, 2022 and December 31, 2021, respectively. FHLB advances at March 31, 2022 and December 31, 2021 had various maturities through December 2022. The interest rates of FHLB advances as of March 31, 2022 ranged between 0.30% and 2.39%. At March 31, 2022, the Company’s remaining borrowing capacity with the FHLB was $3.76 billion.

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At March 31, 2022, the outstanding principal balance of the qualifying loans pledged at the FRB was $853.9 million and there was one investment security pledged at the discount window with a fair value of $1.2 million. At March 31, 2022 and December 31, 2021, the total remaining available borrowing capacity at the FRB discount window was $677.4 million and $606.6 million, respectively. The Company had $72.0 million and $0 in borrowings from the FRB discount window at March 31, 2022 and December 31, 2021, respectively. The FRB borrowing outstanding at March 31, 2022 was an overnight borrowing and had an interest rate of 0.50%.
The Company also maintains unsecured borrowing lines with other banks. There were no unsecured borrowings from other banks at March 31, 2022 and December 31, 2021.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At March 31, 2022, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at March 31, 2022:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	3.976%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.089%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.866%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	2.476%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,751	Variable	3.089%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,256	Variable	2.706%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,571	Variable	2.226%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,704	Variable	2.206%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,502	Variable	2.616%	06/30/2037
Total		$126,000	$105,652

    The carrying value of Debentures at March 31, 2022 and December 31, 2021 was $105.7 million and $105.4 million, respectively. At March 31, 2022 and December 31, 2021, acquired Debentures had remaining discounts of $24.2 million and $24.5 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2022 and December 31, 2021 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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
The value of the convertible note at issuance and the carrying value as of March 31, 2022 and December 31, 2021 are presented in the tables below:

			March 31, 2022
	Capitalization Period	Gross Carrying Amount	Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500		$217,500
Issuance costs to be capitalized	5 years	(4,119)	$3,063	(1,056)
Carrying balance of convertible notes		$213,381	$3,063	$216,444

			December 31, 2021
	Capitalization Period	Gross Carrying Amount	Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500		$217,500
Issuance costs to be capitalized	5 years	(4,119)	$2,828	(1,291)
Carrying balance of convertible notes		$213,381	$2,828	$216,209
Interest expense on the convertible notes for the three months ended March 31, 2022 and 2021, totaled $1.3 million and $1.3 million, respectively. With the adoption of ASU 2020-06, interest expense for the Company’s convertible notes consists of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes.

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
At March 31, 2022 and December 31, 2021, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$532,504	$148,199
Weighted average remaining term (years)	6.8	7.2
Pay fixed rate (weighted average)	3.46%	2.92%
Received variable rate (weighted average)	2.22%	2.08%
Estimated fair value	$19,830	$3,001

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$127,353	$440,486
Weighted average remaining term (years)	4.6	6.1
Pay fixed rate (weighted average)	4.68%	4.03%
Received variable rate (weighted average)	2.49%	2.20%
Estimated fair value	$(1,215)	$(14,906)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$532,504	$148,199
Weighted average remaining term (years)	6.8	7.2
Received fixed rate (weighted average)	3.46%	2.92%
Pay variable rate (weighted average)	2.22%	2.08%
Estimated fair value	$(19,830)	$(3,001)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$127,353	$440,486
Weighted average remaining term (years)	4.6	6.1
Received fixed rate (weighted average)	4.68%	4.03%
Pay variable rate (weighted average)	2.49%	2.20%
Estimated fair value	$1,215	$14,906

At March 31, 2022, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At March 31, 2022, the notional amount of the risk participation agreements sold was $123.3 million with a credit valuation adjustment of $61 thousand. At December 31, 2021, the notional amount of the risk participation agreements sold was $123.9 million with a credit valuation adjustment of $93 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing non-forward starting interest rate swap agreement as of March 31, 2022 and December 31, 2021 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt. In March 2022, the Company entered into a forward starting interest rate swap agreement with a notional amount of $100.0 million designated as a cash flow hedge of liabilities tied to the federal funds rate. This forward starting interest rate swap commences on March 15, 2023 and matures on March 15, 2027. The Company’s swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swap is recorded in liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. For the three months ended March 31, 2022 and 2021, the Company reclassified $64 thousand and $66 thousand, respectively, from accumulated other comprehensive income to interest expense.
At March 31, 2022 and December 31, 2021, interest rate swaps designated as cash flow hedges are presented in the following table:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge (included in other assets)
Notional amount	$100,000	$100,000
Weighted average remaining term (years)	3.0	3.3
Received variable rate (weighted average)	0.58%	0.12%
Pay fixed rate (weighted average)	0.49%	0.49%
Estimated fair value	$6,139	$2,291
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2022, the Company had approximately $2.1 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2021, the Company had approximately $17.4 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$350	$5	$16,518	$230
Forward sale contracts related to mortgage banking	2,750	50	6,392	17

Liabilities:
Interest rate lock commitments	$1,733	$(21)	$907	$(2)
Forward sale contracts related to mortgage banking	—	—	25,305	(74)

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
Commitments at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$2,618,285	$2,329,421
Standby letters of credit	126,799	126,137
Other letters of credit	68,351	56,333
Commitments to fund investments in affordable housing partnerships	8,842	9,514
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $0 at March 31, 2022 and $52 thousand at December 31, 2021. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2021, the Company performed a qualitative assessment to test for impairment and the management has concluded that there was no impairment. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole. Goodwill is not amortized for book purposes and is not tax deductible.
The carrying amount of the Company’s goodwill as of March 31, 2022 and December 31, 2021 was $464.5 million. There was no impairment of goodwill recorded during the three months ended March 31, 2022.
Core deposit intangible assets are amortized over their estimated lives or ten years. Amortization expense related to core deposit intangible assets totaled $487 thousand and $509 thousand for the three months ended March 31, 2022 and 2021, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2022 and December 31, 2021:

			March 31, 2022		December 31, 2021
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,545)	$218	$(2,504)	$259
Wilshire Bancorp acquisition	10 years	18,138	(11,172)	6,966	(10,726)	7,412
Total		$20,901	$(13,717)	$7,184	$(13,230)	$7,671
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of March 31, 2022 and December 31, 2021, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$10,418	$12,692
Additions through originations of servicing assets	1,463	592
Amortization	(1,007)	(1,200)
Balance at end of period	$10,874	$12,084
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.07 billion as of March 31, 2022 and $1.04 billion as of December 31, 2021.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at March 31, 2022 and December 31, 2021 are presented below.

	March 31, 2022	December 31, 2021
SBA Servicing Assets:
Weighted-average discount rate	10.08%	11.20%
Constant prepayment rate	14.92%	14.64%
Mortgage Servicing Assets:
Weighted-average discount rate	9.75%	8.63%
Constant prepayment rate	9.64%	9.58%

14.    Income Taxes
For the three months ended March 31, 2022, the Company had an income tax provision totaling $21.3 million on pretax income of $82.0 million, representing an effective tax rate of 25.92%, compared with an income tax provision of $14.0 million on pretax income of $57.7 million, representing an effective tax rate of 24.22% for the three months ended March 31, 2021. The increase in effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a decrease in affordable housing tax credits compared with the prior year.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $3.3 million at both March 31, 2022 and December 31, 2021 that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $415 thousand and $387 thousand, for accrued interest (no portion was related to penalties) at March 31, 2022 and December 31, 2021, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $789 thousand in the next twelve months due to a settlement with the state tax authorities.
The statute of limitations for the assessment of income taxes related to the consolidated federal income tax return is closed for all tax years up to and including 2017. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the New York City Department of Finance for the 2016, 2017, and 2018 tax years and by the New York State Department of Taxation and Finance for the 2017 tax year. While the outcome of the examination is unknown, the Company expects no material adjustments.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2022.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$972,477	$—	$972,477	$—
Mortgage-backed securities:
Residential	686,811	—	686,811	—
Commercial	560,541	—	560,541	—
Asset-backed securities	152,286	—	152,286	—
Corporate securities	21,526	—	21,526	—
Municipal securities	98,845	—	97,816	1,029
Equity investments with readily determinable fair value	25,576	25,576	—	—
Interest rate swaps	21,045	—	21,045	—
Mortgage banking derivatives	55	—	55	—
Other derivatives	6,139	—	6,139	—

Liabilities:
Interest rate swaps	21,045	—	21,045	—
Mortgage banking derivatives	21	—	21	—
Other derivatives	61	—	—	61

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2022 and 2021.
The table below presents a reconciliation and income statement classification of gains (losses) for our municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$1,038	$1,022
Change in fair value included in other comprehensive income (loss)	(9)	43
Ending Balance	$1,029	$1,065

Risk participation agreements:
Beginning Balance	$93	$398
Change in fair value included in income	(32)	(303)
Ending Balance	$61	$95

The Company measures certain assets at fair value on a non-recurring basis including collateral dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$12,528	$—	$—	$12,528
Commercial business	3,442	—	—	3,442
Loans held for sale, net	56,207	—	56,207	—
OREO	1,580	—	—	1,580

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$12,293	$—	$—	$12,293
Commercial business	3,656	—	—	3,656
Loans held for sale, net	26,154	—	26,154	—
OREO	2,167	—	—	2,167
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(1,433)	$(17,311)
Commercial business	(2,658)	(2,634)
Loans held for sale, net	(617)	—
OREO	(256)	(169)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$280,373	$280,373	Level 1
Interest bearing deposits in other financial institutions	11,627	11,606	Level 2
Equity investments without readily determinable fair values	31,098	31,098	Level 2
Loans held for sale	115,756	121,349	Level 2
Loans receivable, net	13,919,224	13,730,036	Level 3
Accrued interest receivable	37,949	37,949	Level 2/3
Servicing assets, net	10,874	14,187	Level 3
Customers’ liabilities on acceptances	1,676	1,676	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,498,263	$5,498,263	Level 2
Saving and other interest bearing demand deposits	6,806,050	6,806,050	Level 2
Time deposits	2,210,815	2,212,385	Level 2
FHLB and FRB borrowings	772,000	772,792	Level 2
Convertible notes, net	216,444	213,920	Level 1
Subordinated debentures	105,652	122,047	Level 2
Accrued interest payable	4,826	4,826	Level 2
Acceptances outstanding	1,676	1,676	Level 2

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$316,266	$316,266	Level 1
Interest bearing deposits in other financial institutions	12,851	12,853	Level 2
Equity investments without readily determinable fair values	31,037	31,037	Level 2
Loans held for sale	99,049	103,767	Level 2
Loans receivable, net	13,812,193	13,698,579	Level 3
Accrued interest receivable	41,842	41,842	Level 2/3
Servicing assets, net	10,418	13,500	Level 3
Customers’ liabilities on acceptances	1,521	1,521	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,751,870	$5,751,870	Level 2
Saving and other interest bearing demand deposits	6,500,227	6,500,227	Level 2
Time deposits	2,788,353	2,790,596	Level 2
FHLB advances	300,000	301,936	Level 2
Convertible notes, net	216,209	214,612	Level 1
Subordinated debentures	105,354	117,961	Level 2
Accrued interest payable	4,272	4,272	Level 2
Acceptances outstanding	1,521	1,521	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at March 31, 2022 was $2.04 billion, compared to $2.09 billion at December 31, 2021.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock. No shares have been repurchased as part of this program as of March 31, 2022.
For the three months ended March 31, 2022 and 2021, the Company paid cash dividends of $0.14 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income for the three months ended March 31, 2022 and 2021:

	Three Months Ended,
	March 31, 2022	March 31, 2021
	(Dollars in thousands)
Balance at beginning of period	$(11,412)	$32,753

Unrealized net losses on securities available for sale	(141,272)	(40,803)
Unrealized net gains on interest rate swaps used for cash flow hedge	4,002	602
Reclassification adjustments for net losses realized in net income	64	66
Tax effect	40,453	12,605
Other comprehensive loss, net of tax	(96,753)	(27,530)
Balance at end of period	$(108,165)	$5,223

Reclassifications for net losses realized in net income for the three months ended March 31, 2022 and 2021 relate to net gains on interest rate swaps used for cash flow hedges. Gains and losses on interest rate swaps are recorded in noninterest income under other income and fees in the Consolidated Statements of Income.
For the three months ended March 31, 2022 and 2021, the Company recorded a reclassification adjustment of $64 thousand and $66 thousand, respectively, from other comprehensive income to losses from cash flow hedge relationships.

17.    Stock-Based Compensation
In 2019, the Company’s stockholders approved the 2019 stock-based incentive plan (the “2019 Plan”), which provides for grants of stock options, stock appreciation rights (“SAR”), restricted stock, performance shares, and performance units to non-employee directors, employees, and potentially consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
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
Under the 2019 Plan, 1,936,810 shares were available for future grants as of March 31, 2022.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2022	814,877	$15.17
Granted	—	—
Exercised	(105,510)	5.02
Expired	—	—
Forfeited	—	—
Outstanding - March 31, 2022	709,367	$16.68	3.62	$89
Options exercisable - March 31, 2022	709,367	$16.68	3.62	$89

The following is a summary of the Company’s restricted stock and performance unit activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2022	1,561,197	$12.08
Granted	410,608	16.12
Vested	(313,794)	12.64
Forfeited	(104,946)	12.96
Outstanding (unvested) - March 31, 2022	1,553,065	$12.97

The total fair value of restricted stock and performance units vested for the three months ended March 31, 2022 and 2021 was $5.6 million and $5.2 million, respectively.

The Company maintains the Hope Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. The compensation expense for the ESPP during the three months ended March 31, 2022 and 2021 was $201 thousand and $221 thousand, respectively.
The total amounts charged against income related to stock-based payment arrangements, including the ESPP, were $2.6 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. The income tax benefit recognized was approximately $673 thousand and $623 thousand for the three months ended March 31, 2022 and 2021, respectively.
At March 31, 2022, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units was $14.1 million and is expected to be recognized over a weighted average vesting period of 1.89 years.

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
•The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•A capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. As of March 31, 2022, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
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
As of March 31, 2022 and December 31, 2021, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,696,448	11.02%	$692,714	4.50%	$1,077,555	7.00%	N/A	N/A
Bank	$1,937,007	12.59%	$692,389	4.50%	$1,077,049	7.00%	$1,000,117	6.50%
Total capital (to risk-weighted assets):
Company	$1,922,064	12.49%	$1,231,491	8.00%	$1,616,332	10.50%	N/A	N/A
Bank	$2,060,873	13.39%	$1,230,913	8.00%	$1,615,574	10.50%	$1,538,642	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,798,198	11.68%	$923,618	6.00%	$1,308,459	8.50%	N/A	N/A
Bank	$1,937,007	12.59%	$923,185	6.00%	$1,307,845	8.50%	$1,230,913	8.00%
Tier 1 capital (to average assets):
Company	$1,798,198	10.37%	$693,811	4.00%	N/A	N/A	N/A	N/A
Bank	$1,937,007	11.17%	$693,689	4.00%	N/A	N/A	$867,112	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,657,754	11.03%	$676,633	4.50%	$1,052,540	7.00%	N/A	N/A
Bank	$1,947,914	12.96%	$676,328	4.50%	$1,052,066	7.00%	$976,919	6.50%
Total capital (to risk-weighted assets):
Company	$1,867,968	12.42%	$1,202,903	8.00%	$1,578,811	10.50%	N/A	N/A
Bank	$2,056,675	13.68%	$1,202,361	8.00%	$1,578,099	10.50%	$1,502,952	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,759,207	11.70%	$902,178	6.00%	$1,278,085	8.50%	N/A	N/A
Bank	$1,947,914	12.96%	$901,771	6.00%	$1,277,509	8.50%	$1,202,361	8.00%
Tier 1 capital (to average assets):
Company	$1,759,207	10.11%	$695,795	4.00%	N/A	N/A	N/A	N/A
Bank	$1,947,914	11.20%	$695,593	4.00%	N/A	N/A	$869,491	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$253	$283
Customer analysis charges	932	696
NSF charges	670	697
Other service charges	95	89
Total noninterest bearing deposit account income	1,950	1,765

Interest bearing deposit account income:
Monthly service charges	24	25

Total service fees on deposit accounts	$1,974	$1,790

Wire transfer fee income:
Wire transfer fees	$718	$703
Foreign exchange fees	182	141
Total wire transfer fees	$900	$844

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. For the three months ended March 31, 2022 and 2021, the Company recognized net gains on sales of OREO totaling $20 thousand and net losses on sales of OREO of $14 thousand, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

We offer a full range of commercial and retail banking loan and deposit products through our wholly-owned subsidiary Bank of Hope. We have 54 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Alabama and Georgia. We have loan production offices located in Atlanta, Dallas, Denver, Portland, Seattle, Fremont, and in Southern California. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including real estate loans, commercial business loans, residential mortgage loans, SBA loans, and consumer loans.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic. The COVID-19 pandemic had a material and adverse impact on our business, financial condition, and results of operations and any further impact will depend on future developments that cannot be predicted, including a rise in COVID cases or the impact of new variants, the economic implications of the same, effectiveness of vaccines being distributed, and the continued actions taken by governmental authorities in response to the pandemic. Although the United States had seen a decline in new cases of COVID-19 as a result of vaccination efforts and many states have relaxed most of the business closures and other social distancing requirements, concerns over COVID-19 continues to exist. While we currently believe that we have sufficient excess capital and liquidity to withstand the economic impact of the COVID-19 pandemic, further economic deterioration, or an extended recession, it is possible these events could adversely impact our capital and liquidity positions.
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

	At or for the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$144,872	$138,293
Interest expense	11,696	15,714
Net interest income	133,176	122,579
Provision (credit) for credit losses	(11,000)	3,300
Net interest income after provision (credit) for credit losses	144,176	119,279
Noninterest income	13,186	8,804
Noninterest expense	75,373	70,431
Income before income tax provision	81,989	57,652
Income tax provision	21,251	13,965
Net income	$60,738	$43,687
Per Share Data:
Earnings per common share - basic	$0.51	$0.35
Earnings per common share - diluted	$0.50	$0.35
Book value per common share (period end)	$16.96	$16.57
Cash dividends declared per common share	$0.14	$0.14
Tangible book value per common share (period end) (1)	$13.04	$12.73
Number of common shares outstanding (period end)	120,327,689	123,480,494
Weighted average shares - basic	120,131,380	123,324,745
Weighted average shares - diluted	121,089,474	124,336,130
Tangible common equity to tangible assets (1)	9.05%	9.40%

Average Balance Sheet Data:
Assets	$17,742,402	$17,115,407
Securities available for sale	2,621,220	2,267,409
Loans receivable and loans held for sale	13,871,974	13,346,264
Deposits	14,948,633	14,377,404
Stockholders’ equity	2,090,755	2,047,506

	For the Three Months Ended March 31,
	2022	2021
Selected Performance Ratios:
Return on average assets (2)	1.37%	1.02%
Return on average stockholders’ equity (2)	11.62%	8.53%
Return on average tangible equity (1) (2)	15.01%	11.11%
Dividend payout ratio (dividends per share/diluted EPS)	27.91%	39.84%
Efficiency ratio (3)	51.50%	53.61%
Net interest spread	3.01%	2.80%
Net interest margin (4)	3.21%	3.06%

	March 31, 2022	March 31, 2021
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$17,803,814	$17,198,860
Securities available for sale	2,492,486	2,233,744
Loans receivable	14,066,674	13,702,629
Deposits	14,515,128	14,301,269
FHLB and FRB borrowings	772,000	400,000
Convertible notes, net	216,444	215,504
Subordinated debentures	105,652	104,469
Stockholders’ equity	2,041,057	2,045,581

Regulatory Capital Ratios (5)
Leverage capital ratio (6)	10.37%	10.15%
Common equity Tier 1 capital ratio	11.02%	11.08%
Tier 1 risk-based capital ratio	11.68%	11.78%
Total risk-based capital ratio	12.49%	13.03%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.05%	1.52%
Allowance for credit losses to nonaccrual loans	279.70%	189.28%
Allowance for credit losses to nonperforming loans	146.92%	136.79%
Allowance for credit losses to nonperforming assets (7)	144.03%	121.94%
Nonaccrual loans to loans receivable	0.37%	0.80%
Nonperforming loans to loans receivable	0.71%	1.11%
Nonperforming assets to loans receivable and OREO (7)	0.73%	1.24%
Nonperforming assets to total assets (7)	0.58%	0.99%
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

	March 31, 2022	December 31, 2021
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,041,057	$2,045,581
Less: Goodwill and core deposit intangible assets, net	(471,634)	(473,648)
Tangible common equity	$1,569,423	$1,571,933

Total assets	$17,803,814	$17,198,860
Less: Goodwill and core deposit intangible assets, net	(471,634)	(473,648)
Tangible Assets	$17,332,180	$16,725,212

Common shares outstanding	120,327,689	123,480,494

Tangible book value per common share	$13.04	$12.73
Tangible common equity to tangible assets	9.05%	9.40%

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

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net income	$60,738	$43,687

Average stockholders’ equity	$2,090,755	$2,047,506
Less: Average goodwill and core deposit intangible assets, net	(471,921)	(473,961)
Average tangible equity	$1,618,834	$1,573,545

Return on average tangible equity (annualized)	15.01%	11.11%
Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the first quarter of 2022 was $60.7 million, or $0.50 per diluted common share, compared to $43.7 million, or $0.35 per diluted common share, for the same period of 2021, which was an increase of $17.0 million, or 39.0%. The increase in net income was primarily due to the decrease in provision for credit losses and increase in net interest income before provision (credit) for credit losses.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that were included in net income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Accretion on acquired loans (including acquired credit deteriorated loans)	$883	$2,960
Amortization of premium on low income housing tax credits	(76)	(73)
Accretion of discount on acquired subordinated debt	(298)	(290)
Amortization of core deposit intangibles	(487)	(509)
Total	$22	$2,088

The annualized return on average assets was 1.37% for the first quarter of 2022 compared to 1.02% for the same period of 2021. The annualized return on average stockholders’ equity was 11.62% for the first quarter of 2022 compared to 8.53% for the same period of 2021. The efficiency ratio was 51.50% for the first quarter of 2022 compared to 53.61% for the same period of 2021.
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
Comparison of Three Months Ended March 31, 2022 with the Three Months Ended March 31, 2021
Net interest income before provision for credit losses was $133.2 million for the first quarter of 2022 compared to $122.6 million for the same period of 2021, an increase of $10.6 million, or 8.6%. The increase in net interest income was due to the increase in interest income and reduction in interest expense for the first quarter of 2022 compared to the first quarter of 2021.
Interest income for the first quarter of 2022 was $144.9 million, an increase of $6.6 million, or 4.8%, compared to $138.3 million for the same period of 2021. The increase in interest income was primarily attributable to the higher average balances of loans and investment securities and an increase in investment yields. Interest income on our investment securities also increased due to purchases of higher yielding securities.
Interest expense for the first quarter of 2022 was $11.7 million, a decrease of $4.0 million, or 25.6%, compared to $15.7 million for the same period of 2021. The decrease in interest expense was due to the overall decline in our cost of deposits from the repricing of time deposits to lower rates as well as a reduction in rates on interest bearing deposits accounts throughout 2021.

Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the first quarter of 2022 was 3.21%, an increase of 15 basis points from 3.06% for the same period of 2021. The increase in net interest margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to increase in yields from securities available for sale and other investments combined with decreases in cost of interest bearing deposits partially offset by an overall decline in yields on loans and increase in cost for other borrowings.
The weighted average yield on loans decreased to 3.88% for the first quarter of 2022 from 3.94% for the first quarter of 2021. The decrease in loan yields for the three months ended March 31, 2022 compared to the same period in 2021 was mostly attributable to the impact of lower interest income related to SBA PPP loans and lower purchase accounting accretion. At March 31, 2022, variable interest rate loans made up approximately 43% of the loan portfolio and the remaining 57% of the loan portfolio consisted of loans with fixed interest rates. Fixed rate loans include hybrid loans that had fixed interest rates at the end of the period but will eventually change to a variable interest rate after a certain period of time. For the three months ended March 31, 2022, the average weighted rate on new loan originations was 3.54% compared to 2.56% for the three months ended March 31, 2021. The increase in the average weighted rate on new loan originations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was mostly due to the originations of SBA PPP loans in 2021 which all have an interest rate of 1.00%. Excluding SBA PPP loans, the average weighted rate on new loan originations for the was 3.44% for the three months ended March 31, 2021. There were no SBA PPP originations in 2022.
Discount accretion income on acquired loans was $883 thousand and $3.0 million for the three months ended March 31, 2022 and 2021, respectively. The decline in discount accretion income was primarily due to the payoff of acquired loans during the three months ended March 31, 2021 which resulted in additional discount accretion income. There were no significant payoffs of acquired loans during the three months ended March 31, 2022.
The weighted average yield on securities available for sale for the first quarter of 2022 was 1.80% compared to 1.42% for the same period of 2021. The change in weighted average yield on securities available for sale for the three months ended March 31, 2022 compared to the same period of 2021 was due to purchases of higher yielding securities and increase in yields on variable rate investments as a results of the increase in interest rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average yield on FHLB stock and other investments for the first quarter of 2022 was 0.63% compared to 0.41% for the same period of 2021. The increase in interest rates led to an increase in interest earned on interest bearing cash balances at the Federal Reserve, which resulted in an increase in yield on FHLB stock and other investments.
The weighted average cost of deposits for the first quarter of 2022 was 0.24%, a decrease of 12 basis points from 0.36% for the same period of 2021. The decline in cost of deposit was due to the repricing of time deposits and a reduction in the cost of money market accounts.
The weighted average cost of FHLB and FRB borrowings for the first quarter of 2022 was 1.15%, a decrease of 6 basis points from 1.21% for the same period of 2021. The decrease in cost of FHLB and FRB borrowings for the three months ended March 31, 2022 compared to the same period of 2021 was due to a small decline in FHLB borrowing rates.
The weighted average cost of our convertible notes was 2.45% and 2.46% for the three months ended March 31, 2022 and 2021, respectively. The cost of our convertible notes consists of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost.
The weighted average cost of other borrowings (subordinated debentures) for the first quarter of 2022 was 3.98%, an increase of 8 basis points from 3.90% for the same period of 2021. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate. The increase in the three month LIBOR rate for the three months ended March 31, 2022 compared to the same period in 2021 resulted in an increase in the weighted average cost of other borrowings.

The following table presents our consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,871,974	$132,672	3.88%	$13,346,264	$129,736	3.94%
Securities available for sale(3)	2,621,220	11,656	1.80%	2,267,409	7,915	1.42%
FHLB stock and other investments	352,774	544	0.63%	640,392	642	0.41%
Total interest earning assets	16,845,968	144,872	3.49%	16,254,065	138,293	3.45%
Total noninterest earning assets	896,434			861,342
Total assets	$17,742,402			$17,115,407

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$6,337,866	$5,701	0.36%	$5,256,579	$5,490	0.42%
Savings	318,508	927	1.18%	301,184	870	1.17%
Time deposits	2,619,491	2,048	0.32%	3,767,109	6,410	0.69%
Total interest bearing deposits	9,275,865	8,676	0.38%	9,324,872	12,770	0.56%
FHLB and FRB borrowings	242,556	687	1.15%	215,889	642	1.21%
Convertible notes, net	216,305	1,323	2.45%	215,002	1,322	2.46%
Other borrowings, net	101,577	1,010	3.98%	100,392	980	3.90%
Total interest bearing liabilities	9,836,303	11,696	0.48%	9,856,155	15,714	0.65%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,672,768			5,052,532
Other liabilities	142,576			159,214
Stockholders’ equity	2,090,755			2,047,506
Total liabilities and stockholders’ equity	$17,742,402			$17,115,407

Net interest income/net interest spread		$133,176	3.01%		$122,579	2.80%
Net interest margin			3.21%			3.06%
Cost of deposits			0.24%			0.36%
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

	Three Months Ended March 31, 2022 over March 31, 2021
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$2,936	$(2,116)	$5,052
Securities available for sale	3,741	2,383	1,358
FHLB stock and other investments	(98)	261	(359)
Total interest income	$6,579	$528	$6,051
INTEREST EXPENSE:
Demand, interest bearing	$211	$(825)	$1,036
Savings	57	7	50
Time deposits	(4,362)	(2,790)	(1,572)
FHLB and FRB borrowings	45	(32)	77
Convertible notes, net	1	(7)	8
Other borrowings, net	30	18	12
Total interest expense	$(4,018)	$(3,629)	$(389)
NET INTEREST INCOME	$10,597	$4,157	$6,440

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
The negative provision for credit losses for the first quarter of 2022 was $11.0 million, a decrease of $14.3 million from $3.3 million in provision for credit losses for the same period of the prior year. The overall decrease in provision for credit losses for the first quarter of 2022 compared to the first quarter of 2021 was mainly due to the large recoveries received during the three months ended March 31, 2022. The recoveries resulted in an increase in our overall allowance for credit losses to amounts exceeding our requirements under our CECL allowance for credit losses calculation. The negative provision that resulted from recoveries received was partially offset by additional reserves set aside by management to account for instability in markets as a result of the war in Ukraine and increased concerns of a possible recession. As a result we recorded a negative provision of $11.0 million during the three months ended March 31, 2022.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, swap fee income, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the first quarter of 2022 was $13.2 million compared to $8.8 million for the first quarter of 2021, an increase of $4.4 million or 49.8%.
Noninterest income by category is summarized in the table below:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,974	$1,790	$184	10.3%
International service fees	794	841	(47)	(5.6)%
Loan servicing fees, net	836	1,044	(208)	(19.9)%
Wire transfer fees	900	844	56	6.6%
Swap fees	785	67	718	1,071.6%
Net gains on sales of SBA loans	5,603	—	5,603	100.0%
Net gains on sales of residential mortgage loans	757	2,096	(1,339)	(63.9)%
Other income and fees	1,537	2,122	(585)	(27.6)%
Total noninterest income	$13,186	$8,804	$4,382	49.8%

Total noninterest income for the first quarter of 2022 increased compared to the first quarter of 2021 largely due to increases in net gains on sales of SBA loans, swap fees, and service fees on deposit accounts offset partially by decreases in gains on sales of residential mortgage loans, loan servicing fees, and other income and fees.

Service fees on deposit accounts increased $184 thousand for the three months ended March 31, 2022 compared to the same period of 2021 mainly due to an increase in business analysis fees.
International service fees remained largely unchanged for the three months ended March 31, 2022 compared to the same period of 2021. International service fees are earned from trade finance loans which increased to $205.6 million at March 31, 2022 from $102.7 million at March 31, 2021. Although the balance of trade finance loans increased from March 31, 2021 to March 31, 2022, the volume of trade finance loan transactions declined in 2022 compared to 2021, which resulted a decline in international service fees.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on many of the loans that we choose to sell. The decrease in loan servicing fees, net for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to an increase in payoff of serviced loans for 2022 compared to 2021. The payoff of serviced loans results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
Wire transfer fees remained largely unchanged during the three months ended March 31, 2022 compared to the same period of 2021.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions have increased in 2022 which has resulted in an increase in swap fee income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
During the fourth quarter of 2018, we stopped the practice of regularly selling the guaranteed portion of SBA loans due to the reduction in premium rates paid in the secondary market. However, premiums for SBA guaranteed loans have increased to levels previously paid prior to the decline experienced in 2018. As a result, we returned to the practice of regularly selling SBA guaranteed loans starting the second quarter of 2021. During the three months ended March 31, 2022, we sold $58.1 million in SBA guaranteed loans and recorded $5.6 million in net gains on sale of SBA loans. The SBA loans that we sold were mostly seasoned loans that were originated in 2020 and 2021. We chose to focus on selling seasoned loans first as these loans have higher prepayment risk compared to newly originated loans. We did not have any net gains on sales of SBA loans for the three months ended March 31, 2021.

Net gains on sales of residential mortgage loans represents net gains from the sale of residential mortgage loans that we originate. Residential mortgage loans sold during the first quarter of 2022 totaled $37.8 million compared to $67.8 million sold during the first quarter of 2021. The decrease in net gains on sales of residential mortgage loans for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to a decrease in residential mortgage loans sold and a reduction in premiums received.
Other income and fees include income from bank owned life insurance, recoveries on acquired loans that were fully charged-off at acquisition, debit card/credit card fee income, fair value changes on our derivatives and equity investments, and other miscellaneous income. Other income and fees decreased for the first quarter of 2022 compared to the first quarter of 2021 primarily due to decreases in fair value of equity investments.
Noninterest Expense
Noninterest expense for the first quarter of 2022 was $75.4 million, an increase of $4.9 million, or 7.0%, from $70.4 million for the first quarter of 2021.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$47,745	$41,216	$6,529	15.8%
Occupancy	7,335	6,967	368	5.3%
Furniture and equipment	4,644	4,186	458	10.9%
Advertising and marketing	1,636	1,625	11	0.7%
Data processing and communications	2,461	2,737	(276)	(10.1)%
Professional fees	2,211	2,903	(692)	(23.8)%
Investments in affordable housing partnership expenses	2,019	2,702	(683)	(25.3)%
FDIC assessments	1,569	1,255	314	25.0%
Credit related expenses	1,112	2,218	(1,106)	(49.9)%
OREO expense, net	357	281	76	27.0%
Other	4,284	4,341	(57)	(1.3)%
Total noninterest expense	$75,373	$70,431	$4,942	7.0%

The increase in noninterest expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due primarily to increases in salaries and employee benefits, occupancy, furniture and equipment and FDIC assessments offset partially by declines in credit related expenses, professional fees, and investments in affordable housing partnership expenses.
Salaries and employee benefits expense increased $6.5 million or 15.8% for the first quarter of 2022 compared to the same period in 2021. The increase in salaries and benefits for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to increases in salaries, group insurance, payroll taxes, and commissions due to an increase in full-time equivalent employees and a decline in origination costs related to SBA PPP loans. The number of full-time equivalent employees increased from 1,444 at March 31, 2021 to 1,509 at March 31, 2022. Competition in the market for staffing has intensified, which has played in a factor in rising salaries and employee benefits costs. The impact is expected to continue to put pressure on salary expenses for the remainder of 2022.
Occupancy expense increased by $368 thousand for the first quarter of 2022 compared to the same period in 2021 primarily due to increase in lease and occupancy related expenses.
Furniture and equipment expense increased by $458 thousand for the first quarter of 2022 compared to the same period in 2021 largely due to higher software depreciation and software subscription expenses.
Advertising and marketing expense remained largely unchanged for the first quarter of 2022 compared to the same period in 2021.
Data processing and communications expense decreased $276 thousand for the first quarter of 2022 compared to same period in 2021 due to a reduction in data processing fees.

Professional fees decreased by $692 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in professional fees was due primarily to lower legal fees related to litigation involving the Bank.
We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall effective tax rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. At March 31, 2022, total tax credits related to our investment in affordable housing partnerships was approximately $2.2 million compared to $2.6 million at March 31, 2021. The balance of investments in affordable housing partnerships decreased from $66.8 million at March 31, 2021 to $56.4 million at March 31, 2022.
The FDIC assessment expense or premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and on other financial measures. FDIC assessment expenses increased by $314 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due mainly to an increase in total consolidated assets.
Credit related expense decreased $1.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due largely to a decrease in expenses related to loan collections, provision for uncollected escrow advances, provision for loan accrued interest receivables, and provision for off balance sheet loan commitments. Provision for loan accrued interest receivables for the three months ended March 31, 2022 totaled $200 thousand compared to $600 thousand for the three months ended March 31, 2021. Provision for off balance sheet loan commitments for the three months ended March 31, 2022 totaled $200 thousand compared to $105 thousand for the three months ended March 31, 2021.
OREO expense, net experienced an increase of $76 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in OREO expense, net for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to an increase in OREO valuation allowance expenses offset partially by a decline in OREO related expenses.
Other noninterest expense for the three months ended March 31, 2022 remained largely unchanged from other noninterest expense for the three months ended March 31, 2021.
Provision for Income Taxes
Income tax provision expense was $21.3 million and $14.0 million for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rates were 25.92% and 24.22% for the three months ended March 31, 2022 and 2021, respectively. The increase in effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a decrease in affordable housing tax credits and affordable housing tax credits having a lower effect on higher annual projected pre-tax book income.

Financial Condition
At March 31, 2022, our total assets were $17.80 billion, a decrease of $85.2 million, or 0.5%, from $17.89 billion at December 31, 2021. The decrease in total assets was due to the decreases in securities available-for-sale, cash and cash equivalents, and other assets partially offset by increases in loan receivable, deferred tax assets, and loans held for sale during the three months ended March 31, 2022.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at March 31, 2022 totaled $56.7 million, a decrease of $1.2 million, or 2.0%, from $57.9 million at December 31, 2021.
At March 31, 2022 and December 31, 2021, total equity investments with readily determinable fair values totaled $25.6 million and $26.8 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $31.1 million and $31.0 million in equity investments without readily determinable fair values as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, equity investments without readily determinable fair values included $29.7 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three months ended March 31, 2022 and 2021.
Investment Securities Portfolio
At March 31, 2022, we had $2.49 billion in available for sale securities compared to $2.67 billion at December 31, 2021. The net unrealized loss on the available for sale securities at March 31, 2022 was $160.6 million compared to a net unrealized loss on securities of $19.4 million at December 31, 2021. The change in unrealized loss on investment securities from December 31, 2021 to March 31, 2022 was due to the increase in market interest rates over the yields available at the time the underlying securities were purchased.
During the three months ended March 31, 2022, $85.2 million in investment securities were purchased and $114.9 million in investment securities were paid down. For the three months ended March 31, 2022, there were no investment securities that matured, were called, or were sold.
We performed an analysis on our investment portfolio in unrealized loss positions as of March 31, 2022 and December 31, 2021 and determined that an allowance for credit losses was not required. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined to have zero loss expectation. At March 31, 2022, we also had 18 asset-back securities, six corporate securities, and 38 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we still expect full payment of principal and interest.
Investments in Affordable Housing Partnerships
At March 31, 2022, we had $56.4 million in investments in affordable housing partnerships compared to $58.4 million at December 31, 2021. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the three months ended March 31, 2022. Commitments to fund investments in affordable housing partnerships totaled $8.8 million at March 31, 2022 compared to $9.5 million at December 31, 2021. The decline in commitments to fund investments in affordable housing partnerships during the three months ended March 31, 2022 was due to cash contributions, which reduced the remaining commitment balances.

Loans Held For Sale
Loans held for sale at March 31, 2022 totaled $115.8 million compared to $99.0 million at December 31, 2021, representing an increase of $16.7 million, or 16.9%. The increase in loans held for sale was largely due to the transfer of $35.5 million in loans with deteriorated credit quality rated as substandard from loans receivable to loans held for sale during the first quarter of 2022. The transfer of these loans to held for sale was in line with management’s strategic plan to improve the credit quality of the loan portfolio through the sale of loans with elevated credit risk. Loans held for sale at March 31, 2022 included $57.6 million in SBA loans held for sale, $1.9 million in residential mortgage loans held for sale, and $56.2 million in other loans with elevated credit risk held for sale. At December 31, 2021, loans held for sale consisted of $49.7 million in SBA loans held for sale, $26.2 million in loans with elevated credit risk, and $23.2 million in residential mortgage loans held for sale.

Loans Receivable
At March 31, 2022, loans receivable totaled $14.07 billion, an increase of $113.9 million from $13.95 billion at December 31, 2021. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	March 31, 2022		December 31, 2021
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$74,944	1%	$69,199	—%
Commercial	8,957,432	64%	8,816,080	63%
Construction	229,929	2%	220,652	2%
Total real estate loans	9,262,305	67%	9,105,931	65%
Commercial business	4,124,715	29%	4,208,674	30%
Residential mortgage	631,105	4%	579,626	5%
Consumer and other	48,549	—%	58,512	—%
Total loans receivable, net of deferred costs and fees	14,066,674	100%	13,952,743	100%
Allowance for credit losses	(147,450)		(140,550)
Loans receivable, net of allowance for credit losses	$13,919,224		$13,812,193
Our total loans receivable increased from December 31, 2021 to March 31, 2022 largely due to an increase of $156.4 million in commercial real estate and $51.5 million in residential mortgage loans during the three months ended March 31, 2022. Commercial business loans decreased $84.0 million from December 31, 2021 to March 31, 2022. The increase in commercial real estate loans was mainly from originations of $578.4 million in new commercial real estate loans during the first quarter of 2022 which represents a record high for first quarter commercial real estate loan originations. The decrease in commercial business loans was largely due to the decrease in warehouse lines of credit from $530.3 million at December 31, 2021 to $302.5 million at March 31, 2022 and the forgiveness of $116.5 million in SBA PPP loans during the three months ended March 31, 2022. The declines in commercial business loans were partially offset by the origination of $343.7 million in new loans during the first quarter of 2022. During the three months ended March 31, 2022, we sold $100.7 million in loans consisting of $58.1 million in SBA loans, $37.8 million in residential mortgage loans and $4.8 million in other loans with elevated credit risk. We also purchased $27.9 million in residential mortgage loans during the three months ended March 31, 2022.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$2,618,285	$2,329,421
Standby letters of credit	126,799	126,137
Other commercial letters of credit	68,351	56,333
Total	$2,813,435	$2,511,891

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $102.4 million at March 31, 2022 compared to $111.8 million at December 31, 2021. The ratio of nonperforming assets to loans receivable and OREO was 0.73% at March 31, 2022 and 0.80% at December 31, 2021.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans (1)	$52,717	$54,616
Loans 90 days or more days past due, still accruing	3,090	2,131
Accruing restructured loans	44,555	52,418
Total nonperforming loans	100,362	109,165
OREO	2,010	2,597
Total nonperforming assets	$102,372	$111,762

Nonperforming loans to loans receivable	0.71%	0.78%
Nonperforming assets to loans receivable and OREO	0.73%	0.80%
Nonperforming assets to total assets	0.58%	0.62%
Allowance for credit losses to nonperforming loans	146.92%	128.75%
Allowance for credit losses to nonperforming assets	144.03%	125.76%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $17.0 million as of March 31, 2022 and $19.5 million as of December 31, 2021.

Allowance for Credit Losses
The allowance for credit losses (“ACL”) was $147.5 million at March 31, 2022 compared to $140.6 million at December 31, 2021. The ACL was 1.05% and 1.01% of loans receivable at March 31, 2022 and December 31, 2021, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at March 31, 2022 and December 31, 2021 totaled $11.3 million and $12.4 million, respectively. ACL on individually evaluated loans increased to $7.5 million at March 31, 2022 from $5.1 million at December 31, 2021.
Economic forecasts used in the calculation of the March 31, 2022 ACL improved compared to economic forecasts used in the calculation of the December 31, 2021 ACL, which reduced the overall quantitative reserve requirement. However, subsequent to the release of the latest economic forecast, certain events arose including the rise in inflation and expected future interest rates, a rise in recessionary concerns, and the war in Ukraine which poses a potential risk to the overall stability of global markets. As a result, we set aside additional qualitative reserves as of March 31, 2022 to account for these risks as they were not fully captured in the economic forecasts used in the calculation of the ACL as of March 31, 2022. As a result, we had a net increase in our ACL as of March 31, 2022 compared to the ACL as of December 31, 2021.

The following table reflects our allocation of the ACL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	March 31, 2022		December 31, 2021
	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *
	(Dollars in thousands)
Loan Type
Real estate – residential	$652	0.87%	$729	1.05%
Real estate – commercial	104,122	1.16%	106,170	1.20%
Real estate – construction	1,771	0.77%	1,541	0.70%
Commercial business	35,676	0.86%	27,811	0.66%
Residential mortgage	4,262	0.68%	3,316	0.57%
Consumer and other	967	1.99%	983	1.68%
Total	$147,450	1.05%	$140,550	1.01%
__________________________________
*    Held-for-sale loans of $115.8 million and $99.0 million at March 31, 2022 and December 31, 2021, respectively, were excluded.

Our ACL coverage ratio increased as of March 31, 2022 compared to December 31, 2021. The increase in ACL coverage ratio was primarily due to the increase in allowance for commercial business loans. The allowance for credit losses on commercial business loans increased due to a decline in prepayment speed assumptions which increased the estimated average life of commercial business loans resulting in an increase in reserve requirements.
The increase in total ACL as of March 31, 2022 compared to December 31, 2021 consisted of an increase in both ACL for individually evaluated loans and collectively evaluated loans. Reserves for individually evaluated loans increased from $5.1 million at December 31, 2021 to $7.5 million at March 31, 2022. The allowance requirement for loans evaluated on a collective basis increased to $140.0 million at March 31, 2022 compared to $135.4 million at December 31, 2021.
Total recoveries for the three months ended March 31, 2022 totaled $19.4 million. The high levels of recoveries was due to the recovery of a large lending relationship which previously had charged offs totaling $29.6 million during the third quarter of 2021.

The following table presents the provisions (credit) for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
LOANS:
Average loans	$13,871,974	$13,346,264
Loans receivable	$14,066,674	$13,702,629

ALLOWANCE:
Balance, beginning of period	$140,550	$206,741
Less loan charge offs:
Real estate – commercial	(1,275)	(2,818)
Commercial business	(177)	(610)
Consumer and other	(51)	(93)
Total loan charge offs	(1,503)	(3,521)
Plus loan recoveries:
Real estate – commercial	17,693	584
Commercial business	1,706	690
Consumer and other	4	149
Total loans recoveries	19,403	1,423
Net (recoveries) loan charge offs	17,900	(2,098)
Provision (credit) for credit losses	(11,000)	3,300
Balance, end of period	$147,450	$207,943

Net loan (recoveries) charge offs to average loans*	(0.52)%	0.06%
Allowance for credit losses to loans receivable at end of period	1.05%	1.52%
Net loan (recoveries) charge offs to allowance for credit losses*	(48.56)%	4.04%
Net loan (recoveries) charge offs to provision (credit) for credit losses	162.73%	63.58%

__________________________________
*    Annualized
We believe the ACL as of March 31, 2022 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. Among other things, if the effects of the COVID-19 pandemic and the war in Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts, which could have a material and adverse effect on our financial condition and results of operations.

COVID-19 Related Loan Modifications
During the first quarter of 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently, many of those requests for modifications were granted during the second quarter of 2020 in accordance with the guidelines of the CARES Act. Many of these modifications had deferral periods that expired in 2020 but some customers were granted additional modifications. Most of the modifications have expired as of March 31, 2022. As of March 31, 2022, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $10.6 million, which represented approximately 0.1% of our total loan portfolio, a decline from 0.2% total modifications at December 31, 2021. Generally, we have not provided additional modifications under the CARES Act since the end of 2020. Based on our COVID-19 modifications expiration schedule, we expect most, if not all, of our active modifications to expire by the end of 2022.
The following tables present total COVID-19 related modifications by loan type as of March 31, 2022 and December 31, 2021:

	COVID-19 Modifications
	March 31, 2022
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$—	$74,944	—%	$—
Real estate – commercial
Retail	—	2,521,418	—%	—
Hotel & motel	—	1,204,447	—%	—
Gas station & car wash	—	1,051,175	—%	—
Mixed use	812	833,955	0.1%	7
Industrial & warehouse	—	1,247,572	—%	—
Other	3,628	2,098,865	0.2%	41
Real estate – construction	—	229,929	—%	—
Commercial business	—	4,124,715	—%	—
Residential mortgage	5,995	631,105	0.9%	196
Consumer and other	115	48,549	0.2%	15
Total	$10,550	$14,066,674	0.1%	$259

	COVID-19 Modifications
	December 31, 2021
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$—	$69,199	—%	$—
Real estate – commercial
Retail	—	2,447,186	—%	—
Hotel & motel	1,811	1,304,874	0.1%	5
Gas station & car wash	—	1,047,226	—%	—
Mixed use	6,740	814,332	0.8%	169
Industrial & warehouse	—	1,229,333	—%	—
Other	3,995	1,973,129	0.2%	42
Real estate – construction	—	220,652	—%	—
Commercial business	—	4,208,674	—%	—
Residential mortgage	9,923	579,626	1.7%	341
Consumer and other	365	58,512	0.6%	17
Total	$22,834	$13,952,743	0.2%	$574

In accordance with the CARES Act and interagency guidance, qualifying modifications provide banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. As of March 31, 2022, loans modified under Section 4013 of the CARES Act and interagency guidance were not included as TDRs unless the loans were previously classified as TDR prior to the modification. When a loan is no longer modified under the CARES Act, the option to temporarily suspend certain requirements under U.S. GAAP no longer applies.
At March 31, 2022, we had $32.3 million in loan accrued interest receivables compared to $36.2 million at December 31, 2021. Total accrued interest receivables related to loans modified due to COVID-19 totaled $259 thousand at March 31, 2022 compared to $574 thousand at December 31, 2021. At March 31, 2022, we had $96 thousand in recorded ACL for accrued interest receivables that relate to COVID-19 loan deferrals compared to $151 thousand at December 31, 2021.
OREO
At March 31, 2022, OREO, net totaled $2.0 million, a decrease of $587 thousand compared to $2.6 million at December 31, 2021. During the three months ended March 31, 2022, there were no loans transferred to OREO and we sold one OREO with total carrying balance of $311 thousand. OREO are presented on the balance sheet net of OREO valuation allowances. OREO valuation allowance at March 31, 2022 totaled $1.6 million compared to $1.3 million at December 31, 2021.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At March 31, 2022, deposits decreased $525.3 million, or 3.5%, to $14.52 billion from $15.04 billion at December 31, 2021. The decrease in deposits was primarily due to decreases in demand deposits and time deposits offset partially by an increase in money market and NOW accounts. Demand deposits decreased $253.6 million during the three months ended March 31, 2022 due mainly to the temporary decline in a single large demand deposit relationship. Time deposits decreased $577.5 million from December 31, 2021 to March 31, 2022 due to a decline in customer deposits of $536.6 million and a decline in brokered time deposits of $40.9 million.
At March 31, 2022, 37.9% of total deposits were noninterest bearing demand deposits, 15.2% were time deposits, and 46.9% were interest bearing demand and savings deposits. At December 31, 2021, 38.3% of total deposits were noninterest bearing demand deposits, 18.5% were time deposits, and 43.2% were interest bearing demand and savings deposits.
At March 31, 2022, we had $459.2 million in brokered deposits and $300.0 million in California State Treasurer deposits compared to $810.9 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2021. The California State Treasurer time deposits at March 31, 2022 had original maturities of three months, had a weighted average interest rate of 0.29%, and were collateralized with securities with total fair value of $322.0 million. Time deposits of more than $250 thousand at March 31, 2022 totaled $1.07 billion compared to $1.49 billion at December 31, 2021.
The following is a schedule of time deposit maturities as of March 31, 2022:

	March 31, 2022
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$884,552	40%
Over three months through six months	473,394	21%
Over six months through nine months	395,488	18%
Over nine months through twelve months	418,625	19%
Over twelve months	38,756	2%
Total time deposits	$2,210,815	100%

FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At March 31, 2022, borrowings totaled $772.0 million consisting of $700.0 million in FHLB borrowings and $72.0 million in FRB borrowings compared to $300.0 million in FHLB borrowings at December 31, 2021. At March 31, 2022 and December 31, 2021, the average weighted remaining maturity of FHLB borrowings was 1 month and 4 months, respectively. The FRB borrowing at March 31, 2022 was an overnight borrowing.
We did not have federal funds purchased at March 31, 2022 and December 31, 2021.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $105.7 million at March 31, 2022 and $105.4 million at December 31, 2021. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at March 31, 2022 was $216.4 million, net of $1.1 million in uncapitalized issuance costs. At December 31, 2021, the net carrying balance of convertible notes was $216.2 million, net of $1.3 million in uncapitalized issuance costs. With the adoption of ASU 2020-06, the convertible notes are accounted for entirely as debt and no longer has a discount or equity portion (see footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued).
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
We have outstanding risk participation agreements which are part of syndicated loan transactions that we participated in as a means to earn additional fee income. Risk participation agreements are credit derivatives not designated as hedges in which we share in the risk related to the interest rate swap on participated loans. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities.
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
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of interest payments on Debentures and convertible notes and dividend payments to stockholders. We seek to maintain capital at a level sufficient to assure our stockholders, customers, and regulators that the Holding Company and the Bank are financially sound. For this purpose, we perform ongoing assessments of capital related risks, components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.
Total stockholders’ equity was $2.04 billion at March 31, 2022 and $2.09 billion at December 31, 2021. During the three months ended March 31, 2022, stockholders’ equity decreased by $51.9 million due to an increase in accumulated other comprehensive income of $96.8 million and dividends paid of $16.8 million offset partially by net income earned of $60.7 million, and increases in additional paid-in capital consisting of $374 thousand in stock based compensation and $531 thousand in issuance of additional shares of stock.
In January 2022, our Board of Directors approved a new stock repurchase plan that authorizes management to repurchase up to $50.0 million of common stock. Stock repurchases through the new plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. As of March 31, 2022, no shares have been repurchased as part of the stock repurchase plan.
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
At March 31, 2022, our common equity Tier 1 capital was $1.70 billion compared to $1.66 billion at December 31, 2021. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and includes our trust preferred securities, was $1.80 billion at March 31, 2022 and $1.76 billion at December 31, 2021. At March 31, 2022, the common equity Tier 1 capital ratio was 11.02%. The total capital to risk-weighted assets ratio was 12.49% and the Tier 1 capital to risk-weighted assets ratio was 11.68%. The Tier 1 leverage capital ratio at March 31, 2022 was 10.37%.

At March 31, 2022 and December 31, 2021, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below.

	March 31, 2022
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,696,448	11.02%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,922,064	12.49%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,798,198	11.68%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,798,198	10.37%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,937,007	12.59%	$1,000,117	6.50%	$936,890	6.09%
Total risk-based capital ratio (to risk-weighted assets)	$2,060,873	13.39%	$1,538,642	10.00%	$522,231	3.39%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,937,007	12.59%	$1,230,913	8.00%	$706,094	4.59%
Tier 1 capital to total assets (to average assets)	$1,937,007	11.17%	$867,112	5.00%	$1,069,895	6.17%

	December 31, 2021
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,657,754	11.03%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,867,968	12.42%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,759,207	11.70%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,759,207	10.11%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,947,914	12.96%	$976,919	6.50%	$970,995	6.46%
Total risk-based capital ratio (to risk-weighted assets)	$2,056,675	13.68%	$1,502,952	10.00%	$553,723	3.68%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,947,914	12.96%	$1,202,361	8.00%	$745,553	4.96%
Tier 1 capital to total assets (to average assets)	$1,947,914	11.20%	$869,491	5.00%	$1,078,423	6.20%

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
At March 31, 2022, our total borrowing capacity from the FHLB was $4.47 billion of which $3.76 billion was unused and available to borrow. At March 31, 2022, our total borrowing capacity from the FRB Discount Window was $749.4 million of which $677.4 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities available for sale, and equity investments were $2.33 billion at March 31, 2022 compared to $2.57 billion at December 31, 2021. Cash and cash equivalents were $280.4 million at March 31, 2022 compared to $316.3 million at December 31, 2021. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2022, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	March 31, 2022		December 31, 2021
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	5.71%	(1.75)%	6.95%	0.84%
+ 100 basis points	2.90%	(0.12)%	3.52%	1.55%
- 100 basis points	(2.38)%	(2.25)%	(2.62)%	(5.94)%
- 200 basis points	(4.41)%	(8.76)%	(4.25)%	(15.71)%

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
The Company has financial instruments that are indexed to LIBOR including investment securities available for sale, loans, derivatives, subordinated debentures, and other financial contracts as of March 31, 2022. The Company has formed a committee to oversee the transition process and to facilitate an orderly transition from LIBOR, and other interbank offered rates, to alternative reference rates for the Company and its clients in a manner consistent with supervisory expectations. Since January 1, 2022, the Company has ceased to originate any LIBOR based financial instruments. The Company has limited LIBOR exposures subsequent to June 2023. The transition away from LIBOR is not expected to have a material impact on the Company’s consolidated financial statements. For additional information about our associated risks, please refer to Item 1A, Risk Factors, in our 2021 Form 10-K.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. There were no accrued loss contingencies for legal claims at March 31, 2022. It is reasonably possible the Company may incur losses. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2022.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. No shares have been repurchased as part of this program as of March 31, 2022.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
On April 22, 2022, the Company entered into the Fourth Amended and Restated Employment Agreement with our Chairman, President, and Chief Executive Officer Kevin S. Kim. The only change from the Third Amended and Restated Employment Agreement that was entered into on March 28, 2022 was the elimination of the accelerated vesting of any and all outstanding, unvested equity-based awards in connection with the termination of Mr. Kim’s employment with the Company as a result of Mr. Kim (and not the Company) electing not to extend the term of the agreement for an additional twelve months at either the end of the initial five year term or the first of two twelve month renewal terms provided for in the agreement. A copy of the Fourth Amended and Restated Employment Agreement is filed herewith as Exhibit 10.1.

Item 6.Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Fourth Amended and Restated Employment Agreement, dated as of April 22, 2022 by and between Hope Bancorp, Inc. and Bank of Hope and Kevin S. Kim*+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
__________________________________

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	May 9, 2022	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	May 9, 2022	/s/ Alex Ko
Alex Ko
Senior Executive Vice President and Chief Financial Officer