Form 10-Q
period 2022-06-30
HOPE BANCORP INC
filed 2022-08-04
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 29, 2022, there were 119,476,315 shares of Hope Bancorp, Inc. common stock outstanding.

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

Due to the risks and uncertainties we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial information. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$181,986	$271,319
Interest bearing cash in other banks	15,076	44,947
Total cash and cash equivalents	197,062	316,266
Interest bearing deposits in other financial institutions	6,448	12,851
Investment securities available for sale, at fair value	2,100,006	2,666,275
Investment securities held to maturity, at amortized cost; fair value of $257,669 and $0 at June 30, 2022 and December 31, 2021, respectively	252,991	—
Equity investments	62,869	57,860
Loans held for sale, at the lower of cost or fair value	76,376	99,049
Loans receivable, net of allowance for credit losses of $151,580 and $140,550 at June 30, 2022 and December 31, 2021, respectively	14,394,469	13,812,193
Other real estate owned (“OREO”), net	2,010	2,597
Federal Home Loan Bank (“FHLB”) stock, at cost	17,792	17,250
Premises and equipment, net	46,093	45,667
Accrued interest receivable	37,845	41,842
Deferred tax assets, net	118,541	49,719
Customers’ liabilities on acceptances	2,913	1,521
Bank owned life insurance (“BOLI”)	77,692	77,081
Investments in affordable housing partnerships	54,524	58,387
Operating lease right-of-use assets, net	58,573	52,701
Goodwill	464,450	464,450
Core deposit intangible assets, net	6,698	7,671
Servicing assets, net	11,215	10,418
Other assets	100,495	95,263
Total assets	$18,089,062	$17,889,061

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$5,689,992	$5,751,870
Interest bearing:
Money market and NOW accounts	6,339,467	6,178,850
Savings deposits	326,927	321,377
Time deposits	2,673,244	2,788,353
Total deposits	15,029,630	15,040,450
FHLB advances	573,000	300,000
Convertible notes, net	216,678	216,209
Subordinated debentures, net	105,953	105,354
Accrued interest payable	4,112	4,272
Acceptances outstanding	2,913	1,521
Operating lease liabilities	62,990	57,303
Commitments to fund investments in affordable housing partnerships	14,498	9,514
Other liabilities	78,919	61,455
Total liabilities	$16,088,693	$15,796,078
Commitments and contingent liabilities (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 136,856,774 and 119,473,939 shares, respectively, at June 30, 2022, and issued and outstanding 136,350,301 and 120,006,452 shares, respectively, at December 31, 2021	$137	$136
Additional paid-in capital	1,424,891	1,421,698
Retained earnings	1,011,715	932,561
Treasury stock, at cost; 17,382,835 and 16,343,849 shares at June 30, 2022 and December 31, 2021, respectively	(264,667)	(250,000)
Accumulated other comprehensive loss, net	(171,707)	(11,412)
Total stockholders’ equity	2,000,369	2,092,983
Total liabilities and stockholders’ equity	$18,089,062	$17,889,061

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$145,024	$131,823	$277,696	$261,559
Interest on investment securities	12,308	7,713	23,964	15,628
Interest on other investments	492	668	1,036	1,310
Total interest income	157,824	140,204	302,696	278,497
INTEREST EXPENSE:
Interest on deposits	12,220	10,696	20,896	23,466
Interest on FHLB and FRB borrowings	1,457	631	2,144	1,273
Interest on other borrowings and convertible notes	2,609	2,300	4,942	4,602
Total interest expense	16,286	13,627	27,982	29,341
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	141,538	126,577	274,714	249,156
PROVISION (CREDIT) FOR CREDIT LOSSES	3,200	(7,000)	(7,800)	(3,700)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	138,338	133,577	282,514	252,856
NONINTEREST INCOME:
Service fees on deposit accounts	2,270	1,777	4,244	3,567
International service fees	744	795	1,538	1,636
Loan servicing fees, net	843	934	1,679	1,978
Wire transfer fees	858	923	1,758	1,767
Swap fees	175	165	960	232
Net gains on sales of SBA loans	5,804	2,375	11,407	2,375
Net gains on sales of residential mortgage loans	76	1,028	833	3,124
Net losses on sales of other loans	(547)	—	(547)	—
Other income and fees	2,523	3,079	4,060	5,201
Total noninterest income	12,746	11,076	25,932	19,880
NONINTEREST EXPENSE:
Salaries and employee benefits	51,058	42,309	98,803	83,525
Occupancy	7,178	7,067	14,513	14,034
Furniture and equipment	4,778	4,822	9,422	9,008
Advertising and marketing	2,226	2,097	3,862	3,722
Data processing and communications	2,893	2,411	5,354	5,148
Professional fees	1,582	4,395	3,793	7,298
Investments in affordable housing partnership expenses	1,844	2,952	3,863	5,654
FDIC assessments	1,450	1,284	3,019	2,539
Credit related expenses	2,872	43	3,984	2,261
OREO expense, net	5	298	362	579
Software impairment	—	2,146	—	2,146
Other	4,479	3,299	8,763	7,640
Total noninterest expense	80,365	73,123	155,738	143,554
INCOME BEFORE INCOME TAXES	70,719	71,530	152,708	129,182
INCOME TAX PROVISION	18,631	17,767	39,882	31,732
NET INCOME	$52,088	$53,763	$112,826	$97,450
EARNINGS PER COMMON SHARE
Basic	$0.43	$0.44	$0.94	$0.79
Diluted	$0.43	$0.43	$0.93	$0.78

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$52,088	$53,763	$112,826	$97,450
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(55,658)	14,186	(196,931)	(26,617)
Change in unrealized net holding losses on securities transferred from available for sale to held to maturity	(36,576)	—	(36,576)	—
Change in unrealized net holding gains (losses) on interest rate swaps used in cash flow hedges	2,006	(297)	6,008	1,523
Reclassification adjustments for net (gains) losses realized in net income	(38)	73	26	139
Tax effect	26,724	(4,134)	67,178	7,253
Other comprehensive (loss) income, net of tax	(63,542)	9,828	(160,295)	(17,702)
Total comprehensive (loss) income	$(11,454)	$63,591	$(47,469)	$79,748

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, MARCH 31, 2021	123,480,494	$136	$1,417,137	$823,085	$(200,000)	$5,223	$2,045,581
Adoption of ASU 2020-06 tax adjustment			8				8
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	193,338						—
Stock-based compensation			990				990
Cash dividends declared on common stock ($0.14 per share)				(17,300)			(17,300)
Comprehensive income:
Net income				53,763			53,763
Other comprehensive income						9,828	9,828
BALANCE, JUNE 30, 2021	123,673,832	$136	$1,418,135	$859,548	$(200,000)	$15,051	$2,092,870

BALANCE, MARCH 31, 2022	120,327,689	$137	$1,422,602	$976,483	$(250,000)	$(108,165)	$2,041,057
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	185,236						—
Stock-based compensation			2,289				2,289
Cash dividends declared on common stock ($0.14 per share)				(16,856)			(16,856)
Comprehensive loss:
Net income				52,088			52,088
Other comprehensive loss						(63,542)	(63,542)
Repurchase of treasury stock	(1,038,986)				(14,667)		(14,667)
BALANCE, JUNE 30, 2022	119,473,939	$137	$1,424,891	$1,011,715	$(264,667)	$(171,707)	$2,000,369

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2020	123,264,864	$136	$1,434,916	$785,940	$(200,000)	$32,753	$2,053,745
Adoption of ASU 2020-06			(21,420)	10,715			(10,705)
Adoption of ASU 2020-06 tax adjustment			3,154				3,154
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	408,968						—
Stock-based compensation			1,485				1,485
Cash dividends declared on common stock ($0.28 per share)				(34,557)			(34,557)
Comprehensive income:
Net income				97,450			97,450
Other comprehensive loss						(17,702)	(17,702)
BALANCE, JUNE 30, 2021	123,673,832	$136	$1,418,135	$859,548	$(200,000)	$15,051	$2,092,870

BALANCE, DECEMBER 31, 2021	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	506,473	1	530				531
Stock-based compensation			2,663				2,663
Cash dividends declared on common stock ($0.28 per share)				(33,672)			(33,672)
Comprehensive loss:
Net income				112,826			112,826
Other comprehensive loss						(160,295)	(160,295)
Repurchase of treasury stock	(1,038,986)				(14,667)		(14,667)
BALANCE, JUNE 30, 2022	119,473,939	$137	$1,424,891	$1,011,715	$(264,667)	$(171,707)	$2,000,369

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,826	$97,450
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	11,619	13,724
Stock-based compensation expense	6,058	4,642
Credit for credit losses	(7,800)	(3,700)
Provision for unfunded loan commitments	380	105
Provision for accrued interest receivables on loans	1,500	600
Valuation adjustment of OREO	276	336
Net gains on sales of loans	(11,693)	(5,499)
(Earnings) losses on BOLI	(611)	337
Net change in fair value of derivatives	108	91
Net gains on sales of OREO	(20)	(13)
Net change in fair value of equity investments with readily determinable fair value	2,112	407
Losses on investments in affordable housing partnerships	3,712	5,507
Software impairment	—	2,146
Net change in deferred income taxes	2,889	9,145
Proceeds from sales of loans held for sale	155,152	145,987
Originations of loans held for sale	(20,569)	(103,746)
Originations of servicing assets	(2,890)	(1,329)
Net change in accrued interest receivable	1,080	6,944
Net change in other assets	(4,460)	(5,574)
Net change in accrued interest payable	(160)	(9,760)
Net change in other liabilities	17,084	(15,968)
Net cash provided by operating activities	266,593	141,832
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	—	(747)
Redemption of interest bearing deposits in other financial institutions	6,403	11,121
Investment securities available for sale:
Purchase of securities	(122,340)	(422,653)
Proceeds from matured, called, or paid-down securities	211,023	397,130
Investment securities held to maturity:
Purchase of securities	(13,971)	—
Proceeds from matured, called, or paid-down securities	25	—
Proceeds from sale of equity investments	—	367
Purchase of equity investments	(800)	—
Proceeds from sales of other loans held for sale previously classified as held for investment	66,518	107,523
Purchase of loans receivable	(27,936)	(98,271)
Net change in loans receivable	(709,763)	48,273
Proceeds from sales of OREO	331	2,150
Purchase of FHLB stock	(18,078)	—
Redemption of FHLB stock	17,536	—
Purchase of premises and equipment	(4,525)	(2,673)
Proceeds from BOLI death benefits	—	576
Investments in affordable housing partnerships	(1,197)	(2,854)
Net cash (used in) provided by investing activities	(596,774)	39,942
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(10,820)	392,318
Proceeds from FHLB advances	18,460,885	1,440,000
Repayment of FHLB advances	(18,187,885)	(1,490,000)
Proceeds from FRB borrowings	845,000	10,000
Repayment of FRB borrowings	(845,000)	(10,000)
Purchase of treasury stock	(14,667)	—
Cash dividends paid on common stock	(33,672)	(34,557)
Taxes paid in net settlement of restricted stock	(3,395)	(3,157)
Issuance of additional stock pursuant to various stock plans	531	—
Net cash provided by financing activities	210,977	304,604
NET CHANGE IN CASH AND CASH EQUIVALENTS	(119,204)	486,378
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,266	350,579
CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,062	$836,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$27,074	$38,048
Income taxes paid	$55,222	$35,953

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	$172,255	$180,835
Transfer from loans held for sale to loans receivable	$4,097	$—
Transfer from investment securities available for sale to held to maturity, at fair value	$238,966	$—
Lease liabilities arising from obtaining right-of-use assets	$13,438	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of June 30, 2022, the Bank operated branches in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Alabama and Georgia, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2022 and December 31, 2021 and the results of operations for the three and six months ended June 30, 2022 and 2021. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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

3.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended June 30, 2022 and 2021, stock options and restricted share awards of 1,523,255 and 544,925 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the six months ended June 30, 2022 and 2021, stock options and restricted share awards of 681,787 and 775,710 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). With the adoption of ASU 2020-06, the if-converted method is required for calculating dilutive EPS for all convertible instruments since the treasury stock method is no longer available. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and six months ended June 30, 2022 and 2021, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and six months ended June 30, 2022 and 2021 as the conversion price exceeded the market price of the Company’s stock.
The following tables show the computation of basic and diluted EPS for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022			2021
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$52,088	120,219,919	$0.43	$53,763	123,592,695	$0.44
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		479,719			731,193
Diluted EPS - common stock	$52,088	120,699,638	$0.43	$53,763	124,323,888	$0.43

	Six Months Ended June 30,
	2022			2021
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$112,826	120,175,894	$0.94	$97,450	123,459,461	$0.79
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		722,711			874,766
Diluted EPS - common stock	$112,826	120,898,605	$0.93	$97,450	124,334,227	$0.78

4.    Equity Investments
Equity investments with readily determinable fair values at June 30, 2022 and December 31, 2021, consisted of mutual funds in the amounts of $24.7 million and $26.8 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three and six months ended June 30, 2022 and 2021 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(865)	$77	$(2,112)	$(407)
Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values	$(865)	$77	$(2,112)	$(407)

The decline in fair value of the Company’s equity investments with readily determinable fair values was due to the recent increases in market interest rates over the yield available at the time the equity investments were purchased.
At June 30, 2022 and December 31, 2021, the Company also had equity investments without readily determinable fair values which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At June 30, 2022, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $38.2 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $36.8 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2021, the total balance of equity investments without readily determinable fair values was $31.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $29.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and six months ended June 30, 2022 and 2021.

5.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities available for sale:
U.S. Treasury securities	$3,986	$—	$(18)	$3,968
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	1,005,291	22	(95,486)	909,827
Mortgage-backed securities:
Residential	572,683	—	(69,924)	502,759
Commercial	444,903	139	(30,996)	414,046
Asset-backed securities	153,557	—	(7,776)	145,781
Corporate securities	23,374	—	(3,140)	20,234
Municipal securities	112,515	140	(9,264)	103,391
Total investment securities available for sale	$2,316,309	$301	$(216,604)	$2,100,006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities held to maturity:
U.S. Government agency and U.S. Government sponsored enterprises:
Mortgage-backed securities:
Residential	$145,305	$3,541	$(235)	$148,611
Commercial	107,686	1,573	(201)	109,058
Total investment securities held to maturity	$252,991	$5,114	$(436)	$257,669

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$1,039,543	$3,357	$(16,470)	$1,026,430
Mortgage-backed securities:
Residential	769,113	1,985	(11,874)	759,224
Commercial	595,659	9,103	(5,360)	599,402
Asset-backed securities	153,564	11	(124)	153,451
Corporate securities	23,398	130	(1,044)	22,484
Municipal securities	104,371	1,680	(767)	105,284
Total investment securities available for sale	$2,685,648	$16,266	$(35,639)	$2,666,275

During the three months ended June 30, 2022, the Company transferred $238.9 million in fair value of debt securities from available for sale (“AFS”) to held to maturity (“HTM”). The transferred securities had an amortized cost of $275.5 million with a pre-tax net unrealized loss of $36.6 million, which was recorded as a discount subsequent to the transfer and will be amortized as an adjustment of yield. The unrealized holding loss at the date of transfer will continue to be reported, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity, and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization. The Company has the ability and intent to hold these securities to maturity. At the time of transfer, there was no previously recorded allowance for credit losses on investment securities AFS transferred to HTM.
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at June 30, 2022 and December 31, 2021 totaled $5.8 million and $5.6 million, respectively.
As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At June 30, 2022 and December 31, 2021, $151.8 million and $13.0 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2022 and 2021, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings as gain on sales of investments securities AFS.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Interest income on investment securities
Taxable	$11,997	$7,534	$23,397	$15,157
Nontaxable	311	179	567	471
Total	$12,308	$7,713	$23,964	$15,628
The amortized cost and estimated fair value of investment securities at June 30, 2022, by contractual maturity, are presented in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are not due at a single maturity date and their total balances are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$—	$—	$—	$—
Due after one year through five years	5,986	5,822	—	—
Due after five years through ten years	44,978	39,628	—	—
Due after ten years	88,911	82,143	—	—
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	1,005,291	909,827	—	—
Mortgage-backed securities:
Residential	572,683	502,759	145,305	148,611
Commercial	444,903	414,046	107,686	109,058
Asset-backed securities	153,557	145,781	—	—
Total	$2,316,309	$2,100,006	$252,991	$257,669

Securities with carrying values of approximately $388.3 million and $362.2 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated. The length of time that the individual securities have been in a continuous unrealized loss position is not a factor in determining credit impairment with the adoption of current expected credit losses (“CECL”).

	June 30, 2022
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	1	$3,968	$(18)	—	$—	$—	1	$3,968	$(18)
Collateralized mortgage obligations*	119	839,936	(87,098)	5	64,987	(8,388)	124	904,923	(95,486)
Mortgage-backed securities:
Residential*	42	298,870	(36,371)	23	203,889	(33,553)	65	502,759	(69,924)
Commercial*	46	320,422	(19,960)	6	70,998	(11,036)	52	391,420	(30,996)
Asset-backed securities	15	122,474	(6,538)	3	23,307	(1,238)	18	145,781	(7,776)
Corporate securities	3	10,340	(660)	3	9,894	(2,480)	6	20,234	(3,140)
Municipal securities	34	87,687	(8,793)	5	6,452	(471)	39	94,139	(9,264)
Total	260	$1,683,697	$(159,438)	45	$379,527	$(57,166)	305	$2,063,224	$(216,604)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	December 31, 2021
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	39	$757,799	$(15,445)	2	$37,438	$(1,025)	41	$795,237	$(16,470)
Mortgage-backed securities:
Residential*	49	603,372	(9,371)	13	75,211	(2,503)	62	678,583	(11,874)
Commercial*	24	214,384	(3,339)	4	57,656	(2,021)	28	272,040	(5,360)
Asset-backed securities	13	115,885	(124)	—	—	—	13	115,885	(124)
Corporate securities	4	14,067	(331)	1	4,288	(713)	5	18,355	(1,044)
Municipal securities	23	59,403	(767)	—	—	—	23	59,403	(767)
Total	152	$1,764,910	$(29,377)	20	$174,593	$(6,262)	172	$1,939,503	$(35,639)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had investment securities AFS collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities that were in a continuous loss position for twelve months or longer at June 30, 2022. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on other securities that were in an unrealized loss position have been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.

Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS as of June 30, 2022 and December 31, 2021.
Approximately 88% of the Company’s investment portfolio at June 30, 2022 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. In addition, the Company had one U.S. Treasury note issued and guaranteed by the U.S. government. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had 18 asset-backed securities, six corporate securities, and 39 municipal bonds in unrealized loss positions at June 30, 2022. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at June 30, 2022.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by the U.S. government or government-sponsored enterprises, are highly rated by major rating agencies, and have a long history of no credit losses are an example of such securities to which the Company applies a zero credit loss assumption. Any expected credit loss is provided through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At June 30, 2022, all of the Company’s investment securities HTM are issued by the U.S. government or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM as of June 30, 2022 and December 31, 2021.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by major category:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$75,003	$69,199
Commercial	9,041,439	8,816,080
Construction	218,578	220,652
Total real estate loans	9,335,020	9,105,931
Commercial business *	4,395,738	4,208,674
Residential mortgage	773,400	579,626
Consumer and other	41,891	58,512
Loans receivable	14,546,049	13,952,743
Allowance for credit losses	(151,580)	(140,550)
Loans receivable, net of allowance for credit losses	$14,394,469	$13,812,193
__________________________________
* Commercial business loans as of June 30, 2022 and December 31, 2021 include $39.2 million and $228.1 million, respectively, in SBA Paycheck Protection Program loans
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred fees of $3.7 million and $6.2 million at June 30, 2022 and December 31, 2021, respectively. Net loan fees related to SBA Paycheck Protection Program (“PPP”) loans totaled $1.1 million at June 30, 2022 compared to $6.7 million at December 31, 2021 and included fees from the origination of SBA PPP loans net of deferred origination costs.
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
Loans receivable increased $593.3 million from December 31, 2021 to $14.55 billion as of June 30, 2022. The increase in loans receivable during the six months ended June 30, 2022 was due to an increase in all loan types apart from consumer and other loans. Record loan originations in 2022 contributed to the growth of the Company’s loan portfolio as of June 30, 2022 compared to December 31, 2021.
The Company had $76.4 million in loans held for sale as of June 30, 2022 compared to $99.0 million at December 31, 2021. Loans held for sale at June 30, 2022 consisted of $40.1 million in SBA guaranteed loans, $750 thousand in residential mortgage loans, and $35.5 million in loans with credit deterioration rated as substandard.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three and six months ended June 30, 2022 and 2021. Recoveries for the six months ended June 30, 2022 included $17.3 million in recoveries from a single lending relationship that had $29.6 million in charge-offs in the third quarter of 2021.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended June 30, 2022
Balance, beginning of period	$106,545	$35,676	$4,262	$967	$147,450
Provision (credit) for credit losses	(7,229)	8,715	1,817	(103)	3,200
Loans charged off	(476)	(172)	—	(64)	(712)
Recoveries of charge offs	984	633	—	25	1,642
Balance, end of period	$99,824	$44,852	$6,079	$825	$151,580

Six Months Ended June 30, 2022
Balance, beginning of period	$108,440	$27,811	$3,316	$983	$140,550
Provision (credit) for credit losses	(25,542)	15,051	2,763	(72)	(7,800)
Loans charged off	(1,751)	(349)	—	(115)	(2,215)
Recoveries of charge offs	18,677	2,339	—	29	21,045
Balance, end of period	$99,824	$44,852	$6,079	$825	$151,580

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended June 30, 2021
Balance, beginning of period	$162,307	$41,860	$2,735	$1,041	$207,943
Provision (credit) for credit losses	4,227	(12,179)	877	75	(7,000)
Loans charged off	(12,172)	(572)	—	(48)	(12,792)
Recoveries of charge offs	891	391	—	19	1,301
Balance, end of period	$155,253	$29,500	$3,612	$1,087	$189,452

Six Months Ended June 30, 2021
Balance, beginning of period	$162,196	$39,155	$4,227	$1,163	$206,741
Provision (credit) for credit losses	6,572	(9,554)	(615)	(103)	(3,700)
Loans charged off	(14,990)	(1,182)	—	(141)	(16,313)
Recoveries of charge offs	1,475	1,081	—	168	2,724
Balance, end of period	$155,253	$29,500	$3,612	$1,087	$189,452

The following tables break out the allowance for credit losses and loan balance by measurement methodology at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$3,632	$2,972	$19	$21	$6,644
Collectively evaluated	96,192	41,880	6,060	804	144,936
Total	$99,824	$44,852	$6,079	$825	$151,580

Loans outstanding:
Individually evaluated	$69,734	$18,444	$6,992	$429	$95,599
Collectively evaluated	9,265,286	4,377,294	766,408	41,462	14,450,450
Total	$9,335,020	$4,395,738	$773,400	$41,891	$14,546,049

	December 31, 2021
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,025	$3,056	$11	$23	$5,115
Collectively evaluated	106,415	24,755	3,305	960	135,435
Total	$108,440	$27,811	$3,316	$983	$140,550

Loans outstanding:
Individually evaluated	$83,347	$19,407	$3,470	$409	$106,633
Collectively evaluated	9,022,584	4,189,267	576,156	58,103	13,846,110
Total	$9,105,931	$4,208,674	$579,626	$58,512	$13,952,743
As of June 30, 2022 and December 31, 2021, reserves for unfunded loan commitments recorded in other liabilities were $1.5 million and $1.1 million, respectively. For the three and six months ended June 30, 2022, the Company recorded additions to reserves for unfunded commitments recorded in credit related expenses totaling $180 thousand and $380 thousand, respectively. For the three and six months ended June 30, 2021, the Company recorded additions to reserves for unfunded commitments totaling $0 and $105 thousand, respectively.

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
The tables below represent the amortized cost of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	20,437	3,303	23,740	—
Hotel & motel	3,236	6,502	9,738	10,360
Gas station & car wash	2,237	3,727	5,964	—
Mixed use	5,307	4,174	9,481	—
Industrial & warehouse	147	1,577	1,724	1,615
Other	1,455	1,864	3,319	—
Real estate – construction	—	—	—	—
Commercial business	2,946	5,260	8,206	419
Residential mortgage	4,139	2,853	6,992	—
Consumer and other	—	358	358	74
Total	$39,904	$29,618	$69,522	$12,468

	December 31, 2021
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	7,586	2,604	10,190	—
Hotel & motel	5,471	6,564	12,035	—
Gas station & car wash	575	1,267	1,842	—
Mixed use	5,307	1,412	6,719	—
Industrial & warehouse	687	1,897	2,584	—
Other	1,233	5,153	6,386	215
Real estate – construction	—	—	—	—
Commercial business	4,726	6,299	11,025	1,494
Residential mortgage	275	3,195	3,470	—
Consumer and other	—	365	365	422
Total	$25,860	$28,756	$54,616	$2,131
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $13.2 million and $19.5 million, at June 30, 2022 and December 31, 2021, respectively.

The following table presents the amortized cost of collateral dependent loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial	50,400	—	50,400	65,590	—	65,590
Real estate – construction	—	—	—	—	—	—
Commercial business	2,945	3,232	6,177	1,767	6,615	8,382
Residential mortgage	4,139	—	4,139	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$57,484	$3,232	$60,716	$67,357	$6,615	$73,972

Collateral on loans is a significant portion of what secures collateral dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the six months ended June 30, 2022, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general deterioration or from other factors.
Accrued interest receivables on loans totaled $32.0 million at June 30, 2022 and $36.2 million at December 31, 2021. With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivables by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Real estate	$1,097	$731	$1,252	$1,687
Commercial business	7	18	26	37
Residential mortgage	—	1	139	—
Consumer and other	—	—	—	—
Total	$1,104	$750	$1,417	$1,724

The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of June 30, 2022 and December 31, 2021 by class of loans:

	June 30, 2022				December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	1,771	154	4,470	6,395	1,250	927	9,167	11,344
Hotel & motel	4,346	—	11,198	15,544	9,320	4,148	4,760	18,228
Gas station & car wash	179	1,802	1,317	3,298	575	—	832	1,407
Mixed use	848	2,204	6,878	9,930	1,124	—	5,625	6,749
Industrial & warehouse	86	244	2,585	2,915	247	—	785	1,032
Other	5,082	—	385	5,467	1,198	6,522	3,185	10,905
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	1,247	2,960	3,727	7,934	1,792	2,362	6,482	10,636
Residential mortgage	1,923	2,252	4,634	8,809	14,177	—	3,099	17,276
Consumer and other	50	1,147	188	1,385	59	21	787	867
Total Past Due	$15,532	$10,763	$35,382	$61,677	$29,742	$13,980	$34,722	$78,444

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

The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Term Loan by Origination Year						Revolving Loans	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$11,960	$25,573	$9,800	$9,147	$4,424	$8,118	$4,753	$73,775
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	664	564	—	1,228
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$11,960	$25,573	$9,800	$9,147	$5,088	$8,682	$4,753	$75,003
Real Estate - Commercial
Pass / not rated	$1,492,355	$2,241,234	$1,363,342	$1,097,348	$1,097,197	$1,436,692	$82,756	$8,810,924
Special mention	—	11,734	1,118	15,191	4,100	20,944	4,365	57,452
Substandard	1,023	8,614	3,213	25,487	21,807	112,641	278	173,063
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,493,378	$2,261,582	$1,367,673	$1,138,026	$1,123,104	$1,570,277	$87,399	$9,041,439
Real Estate - Construction
Pass / not rated	$429	$31,697	$78,521	$33,448	$7,909	$4,601	$89	$156,694
Special mention	—	—	—	—	—	15,884	—	15,884
Substandard	—	—	—	—	46,000	—	—	46,000
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$429	$31,697	$78,521	$33,448	$53,909	$20,485	$89	$218,578
Commercial Business
Pass / not rated	$1,121,613	$1,308,227	$339,258	$403,541	$75,312	$99,543	$1,008,691	$4,356,185
Special mention	—	2	252	4,596	3,472	3,969	10,170	22,461
Substandard	181	3,214	489	1,861	1,646	5,333	4,368	17,092
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,121,794	$1,311,443	$339,999	$409,998	$80,430	$108,845	$1,023,229	$4,395,738
Residential Mortgage
Pass / not rated	$278,148	$298,211	$1,403	$34,526	$68,722	$85,398	$—	$766,408
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	128	388	6,476	—	6,992
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$278,148	$298,211	$1,403	$34,654	$69,110	$91,874	$—	$773,400
Consumer and Other
Pass / not rated	$1,295	$1,630	$4,047	$1,504	$1,408	$7,331	$24,303	$41,518
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	373	—	373
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,295	$1,630	$4,047	$1,504	$1,408	$7,704	$24,303	$41,891
Total Loans
Pass / not rated	$2,905,800	$3,906,572	$1,796,371	$1,579,514	$1,254,972	$1,641,683	$1,120,592	$14,205,504
Special mention	—	11,736	1,370	19,787	7,572	40,797	14,535	95,797
Substandard	1,204	11,828	3,702	27,476	70,505	125,387	4,646	244,748
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$2,907,004	$3,930,136	$1,801,443	$1,626,777	$1,333,049	$1,807,867	$1,139,773	$14,546,049

	December 31, 2021
	Term Loan by Origination Year						Revolving Loans	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$26,093	$10,471	$11,442	$4,952	$2,987	$7,260	$4,403	$67,608
Special mention	—	—	—	534	—	924	—	1,458
Substandard	—	—	—	133	—	—	—	133
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$26,093	$10,471	$11,442	$5,619	$2,987	$8,184	$4,403	$69,199
Real Estate - Commercial
Pass / not rated	$2,451,662	$1,415,909	$1,252,851	$1,238,425	$883,790	$1,086,182	$89,501	$8,418,320
Special mention	5,553	8,882	39,567	20,203	27,204	73,090	5,970	180,469
Substandard	7,436	7,718	17,533	25,330	53,000	105,995	279	217,291
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$2,464,651	$1,432,509	$1,309,951	$1,283,958	$963,994	$1,265,267	$95,750	$8,816,080
Real Estate - Construction
Pass / not rated	$16,545	$67,628	$32,044	$32,908	$8,292	$5,685	$89	$163,191
Special mention	—	—	—	45,996	5,074	6,391	—	57,461
Substandard	—	—	—	—	—	—	—	—
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$16,545	$67,628	$32,044	$78,904	$13,366	$12,076	$89	$220,652
Commercial Business
Pass / not rated	$1,755,104	$431,145	$461,460	$98,812	$53,629	$70,294	$1,299,372	$4,169,816
Special mention	1,379	523	4,780	2,897	550	5,083	2,594	17,806
Substandard	3,796	941	2,308	1,651	3,803	3,461	5,092	21,052
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,760,279	$432,609	$468,548	$103,360	$57,982	$78,838	$1,307,058	$4,208,674
Residential Mortgage
Pass / not rated	$282,191	$1,420	$40,377	$112,743	$85,446	$53,979	$—	$576,156
Special mention	—	—	—	—	—	—	—	—
Substandard	275	—	128	394	541	2,132	—	3,470
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$282,466	$1,420	$40,505	$113,137	$85,987	$56,111	$—	$579,626
Consumer and Other
Pass / not rated	$19,203	$5,347	$1,783	$1,699	$1,769	$6,165	$22,095	$58,061
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	451	—	451
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$19,203	$5,347	$1,783	$1,699	$1,769	$6,616	$22,095	$58,512
Total Loans
Pass / not rated	$4,550,798	$1,931,920	$1,799,957	$1,489,539	$1,035,913	$1,229,565	$1,415,460	$13,453,152
Special mention	6,932	9,405	44,347	69,630	32,828	85,488	8,564	257,194
Substandard	11,507	8,659	19,969	27,508	57,344	112,039	5,371	242,397
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$4,569,237	$1,949,984	$1,864,273	$1,586,677	$1,126,085	$1,427,092	$1,429,395	$13,952,743

For the three and six months ended June 30, 2022 and the twelve months ended December 31, 2021, there were no revolving loans converted to term loans.
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three and six months ended June 30, 2022 and 2021 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$57,835	$171,175	$155,486	$171,175
Commercial business	9,867	9,660	16,769	9,660
Total	$67,702	$180,835	$172,255	$180,835
The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company differentiates its loan segments based on shared risk characteristics for which allowance for credit losses is measured on a collective basis.

Risk Characteristics
Real estate	Property type, location, owner occupied status
Commercial business	Delinquency status, risk rating, industry type
Residential mortgage	FICO score, LTV, delinquency status, maturity date, collateral value, location
Consumer and other	Historical losses
The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of 2 years at which point loss assumptions revert back to historical loss information by means of 1 year reversion period. Included in the quantitative portion of the analysis of the allowance for credit losses are key inputs including borrowers’ net operating income, debt coverage ratios, real estate collateral values, as well as key inputs that are more subjective or require management’s judgement including key macroeconomic variables from Moody’s forecast scenarios including GDP, unemployment rates, interest rates, and commercial real estate prices. These key inputs are utilized in the Company’s models to develop PD and LGD assumptions used in the calculation of estimated quantitative losses.
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. In aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio as of June 30, 2022.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. As of June 30, 2022, the Company utilized the S2 economic forecast scenario from Moody’s as it better aligned with management’s expectations of future forecasts due to recent increasing recessionary concerns while the Company utilized Moody’s Consensus economic forecast for the calculation of the December 31, 2021 ACL. The S2 economic forecast projects that the economy will fall into a mild recession during the second half of 2022 with unemployment rising to the peak of 6.5% in the middle of 2023 with supply chain issues and the conflict between Russia and Ukraine worsening.

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

The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$69,734	$—	$18,444	$6,992	$429	$95,599
ACL on individually evaluated loans	$—	$3,632	$—	$2,972	$19	$21	$6,644
Individually evaluated loans ACL coverage	N/A	5.21%	N/A	16.11%	0.27%	4.90%	6.95%
Collectively evaluated loans	$75,003	$8,971,705	$218,578	$4,377,294	$766,408	$41,462	$14,450,450
ACL on collectively evaluated loans	$756	$93,921	$1,515	$41,880	$6,060	$804	$144,936
Collectively evaluated loans ACL coverage	1.01%	1.05%	0.69%	0.96%	0.79%	1.94%	1.00%
Total loans	$75,003	$9,041,439	$218,578	$4,395,738	$773,400	$41,891	$14,546,049
Total ACL	$756	$97,553	$1,515	$44,852	$6,079	$825	$151,580
Total ACL to total loans	1.01%	1.08%	0.69%	1.02%	0.79%	1.97%	1.04%

	December 31, 2021
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$83,347	$—	$19,407	$3,470	$409	$106,633
ACL on individually evaluated loans	$—	$2,025	$—	$3,056	$11	$23	$5,115
Individually evaluated loans ACL coverage	N/A	2.43%	N/A	15.75%	0.32%	5.62%	4.80%
Collectively evaluated loans	$69,199	$8,732,733	$220,652	$4,189,267	$576,156	$58,103	$13,846,110
ACL on collectively evaluated loans	$729	$104,145	$1,541	$24,755	$3,305	$960	$135,435
Collectively evaluated loans ACL coverage	1.05%	1.19%	0.70%	0.59%	0.57%	1.65%	0.98%
Total loans	$69,199	$8,816,080	$220,652	$4,208,674	$579,626	$58,512	$13,952,743
Total ACL	$729	$106,170	$1,541	$27,811	$3,316	$983	$140,550
Total ACL to total loans	1.05%	1.20%	0.70%	0.66%	0.57%	1.68%	1.01%
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
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At June 30, 2022, TDR loans totaled $57.5 million, compared to $65.5 million at December 31, 2021.

The balance of loans with modified terms due to COVID-19 as of June 30, 2022 totaled $808 thousand compared to $22.8 million at December 31, 2021. The loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of June 30, 2022 and December 31, 2021, unless the loans were TDR prior to the COVID-19 modification or borrowers were identified to be experiencing financial difficulty prior to the COVID-19 pandemic. As of June 30, 2022, there was only one remaining commercial real estate loan modified due to COVID-19 (see “COVID-19 Related Loan Modifications” in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).
A summary of the amortized cost of TDR loans on accrual and nonaccrual status by type of concession as of June 30, 2022 and December 31, 2021 is presented below:

	June 30, 2022
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$5,428	$721	$—	$15	$25,019	$312	$—	$—	$31,495
Maturity / amortization concession	5,508	9,342	—	233	1,235	2,720	—	114	19,152
Rate concession	5,116	209	—	—	167	1,405	—	—	6,897
Total	$16,052	$10,272	$—	$248	$26,421	$4,437	$—	$114	$57,544

	December 31, 2021
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$23,196	$790	$—	$16	$7,533	$420	$—	$—	$31,955
Maturity / amortization concession	15,449	7,284	—	183	269	3,109	—	117	26,411
Rate concession	5,161	339	—	—	234	1,413	—	—	7,147
Total	$43,806	$8,413	$—	$199	$8,036	$4,942	$—	$117	$65,513

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification and if the prior performance met or exceeded the modified terms. TDR loans on accrual status at June 30, 2022 were comprised of 25 commercial real estate loans totaling $16.1 million, 15 commercial business loans totaling $10.3 million, and 9 consumer and other loans totaling $248 thousand. TDR loans on accrual status at December 31, 2021 were comprised of 31 commercial real estate loans totaling $43.8 million, 19 commercial business loans totaling $8.4 million, and 10 consumer and other loans totaling $199 thousand. The Company expects that TDR loans on accrual status as of June 30, 2022, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10. The Company recorded an allowance totaling $3.1 million and $2.7 million for TDR loans as of June 30, 2022 and December 31, 2021, respectively.

The following tables present the amortized cost of loans classified as TDR during the three and six months ended June 30, 2022 and 2021 by class of loans:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	—	—	4	6,527
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed use	—	—	1	4,624
Industrial & warehouse	—	—	—	—
Other	1	591	—	—
Real estate – construction	—	—	—	—
Commercial business	1	2,875	2	312
Residential mortgage	—	—	—	—
Consumer and other	—	—	1	12
Total	2	$3,466	8	$11,475

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	—	—	7	30,236
Hotel & motel	1	2,032	—	—
Gas station & car wash	—	—	1	575
Mixed use	—	—	1	4,624
Industrial & warehouse	—	—	2	9,149
Other	1	591	—	—
Real estate – construction	—	—	—	—
Commercial business	1	2,875	3	331
Residential mortgage	—	—	—	—
Consumer and other	—	—	5	54
Total	3	$5,498	19	$44,969

For the TDRs modified during the three and six months ended June 30, 2022, the Company recorded $57 thousand in ACL. Total charge-offs of TDR loans modified during the three and six months ended June 30, 2022 totaled $0. For TDR loans modified during the three and six months ended June 30, 2021, the Company recorded $59 thousand and $23.7 million in ACL, respectively. Total charge-offs of TDR loans modified during the three and six months ended June 30, 2021 totaled $0.
There were two new TDR loans modified with a maturity concession totaling $3.5 million during the three months ended June 30, 2022. There was one new TDR loan modified with a payment concession totaling $2.0 million and two new TDR loans modified with maturity concessions totaling $3.5 million during the six months ended June 30, 2022.
For the three months ended June 30, 2021, there was one TDR loan modified with a payment concession totaling $12 thousand and seven TDR loans modified through maturity concessions totaling $11.5 million. For the six months ended June 30, 2021, there were nine TDR loans modified with payment concessions totaling $9.8 million and ten TDR loans modified through maturity concessions totaling $35.2 million.

The following tables present the amortized cost balance of loans modified as TDRs within the previous twelve months ended June 30, 2022 and 2021 that subsequently had payment defaults during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Number of Loans	Balance	Number of Loans	Balance
(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	1	1,030	1	22,589
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	2	9,149
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	—	—	—	—
Residential mortgage	—	—	—	—
Consumer and other	—	—	2	16
Total	1	$1,030	5	$31,754

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Number of Loans	Balance	Number of Loans	Balance
(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	2	2,687	2	23,551
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	—	—
Industrial & warehouse	—	—	2	9,149
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	—	—	1	131
Residential mortgage	—	—	—	—
Consumer and other	—	—	4	42
Total	2	$2,687	9	$32,873

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $0 in ACL for TDR loans that had payment defaults during the three and six months ended June 30, 2022. Total charge offs for TDR loans that had payment defaults during the three and six months ended June 30, 2022 was $0.
The Company recorded $23.6 million in ACL for TDR loans that had payment defaults during the three and six months ended June 30, 2021. Total charge offs for TDR loans that had payment defaults during the three and six months ended June 30, 2021 totaled $0.
There was one TDR loan that subsequently defaulted during the three months ended June 30, 2022. One commercial real estate loan was modified through a maturity concession totaling $1.0 million. There were two TDR loans that subsequently defaulted during the six months ended June 30, 2022. Two commercial real estate loans were modified through maturity concessions totaling $2.7 million.

There were five TDR loans that subsequently defaulted during the three months ended June 30, 2021. One commercial real estate loan was modified through a maturity concession totaling $22.6 million. Four TDR loans that subsequently defaulted were modified through payment concessions which were comprised of two commercial real estate loans totaling to $9.1 million and two consumer and other loans totaling to $16 thousand.
There were nine TDR loans that subsequently defaulted during the six months ended June 30, 2021. Two commercial real estate loans were modified through maturity concessions totaling $23.6 million. Seven TDR loans that subsequently defaulted were modified through payment concessions which were comprised of one commercial business loan totaling to $131 thousand, two commercial real estate loans totaling to $9.1 million and four consumer and other loans totaling to $42 thousand.

7.    Leases
The Company’s operating leases are real estate leases which are comprised of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 10 years as of June 30, 2022. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At June 30, 2022, ROU assets and related liabilities were $58.6 million and $63.0 million, respectively. At December 31, 2021, ROU assets and related liabilities were $52.7 million and $57.3 million, respectively. At June 30, 2022, the short term operating lease liability totaled $14.2 million and the long-term operating lease liability totaled $48.8 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at June 30, 2022 and December 31, 2021. During the six months ended June 30, 2022, the Company extended eight leases and entered into one new lease contract. Lease extension terms ranged from one to six years and the Company reassessed the ROU assets and lease liabilities related to these leases.
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
The table below summarizes the Company’s net lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Operating lease cost	$3,820	$3,891	$7,827	$7,720
Short term lease cost	—	—	—	—
Variable lease cost	806	747	1,579	1,501
Sublease income	(105)	(99)	(208)	(252)
Net lease cost	$4,521	$4,539	$9,198	$8,969

Rent expense for the three and six months ended June 30, 2022 was $4.7 million and $9.3 million, respectively. Rent expense for the three and six months ended June 30, 2021 was $4.5 million and $9.0 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Six Months Ended June 30, 2022	At or for the Six Months Ended June 30, 2021
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$7,953	$7,428
Right-of-use assets obtained in exchange for lease liabilities, net	13,438	—
Weighted-average remaining lease term - operating leases	4.9 years	5.2 years
Weighted-average discount rate - operating leases	2.30%	2.69%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2022
(Dollars in thousands)
2022	$7,861
2023	14,701
2024	13,400
2025	11,622
2026	10,916
2027 and thereafter	8,603
Total lease payments	67,103
Less: imputed interest	4,113
Total lease obligations	$62,990
As of June 30, 2022, the Company had two operating lease commitments that have not yet commenced totaling $2.9 million in lease payments over terms ranging between five and ten years.

8.    Deposits
The aggregate amounts of time deposits in denominations of more than $250 thousand at June 30, 2022 and December 31, 2021, was $1.06 billion and $1.49 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at June 30, 2022 and December 31, 2021. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2022 and December 31, 2021, securities with fair values of approximately $391.3 million and $359.8 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at June 30, 2022 and December 31, 2021, totaled $867.5 million and $810.9 million, respectively. Brokered deposits at June 30, 2022 consisted of $267.0 million in money market and NOW accounts and $600.4 million in time deposit accounts. Brokered deposits at December 31, 2021 consisted of $770.0 million in money market and NOW accounts and $40.9 million in time deposit accounts.
The following is a breakdown of the Company’s deposits at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$5,689,992	38%	$5,751,870	38%
Money market and NOW accounts	6,339,467	42%	6,178,850	41%
Saving deposits	326,927	2%	321,377	2%
Time deposits	2,673,244	18%	2,788,353	19%
Total deposits	$15,029,630	100%	$15,040,450	100%

9.    Borrowings
At June 30, 2022, FHLB advances totaled $573.0 million compared to $300.0 million at December 31, 2021.
The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity, and was $4.14 billion at June 30, 2022, and $4.45 billion at December 31, 2021. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at June 30, 2022 and December 31, 2021.
At June 30, 2022 and December 31, 2021, loans with a carrying amount of approximately $6.81 billion and $6.96 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At June 30, 2022 and December 31, 2021, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
FHLB advances had weighted average interest rates of 1.68% and 0.92%, at June 30, 2022 and December 31, 2021, respectively. FHLB advances at June 30, 2022 and December 31, 2021 had various maturities through December 2022. The interest rates of FHLB advances as of June 30, 2022 ranged between 1.02% and 2.39%. At June 30, 2022, the Company’s remaining borrowing capacity with the FHLB was $3.55 billion.

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At June 30, 2022, the outstanding principal balance of the qualifying loans pledged at the FRB was $849.3 million and there was one investment security pledged at the discount window with a fair value of $1.1 million. At June 30, 2022 and December 31, 2021, the total remaining available borrowing capacity at the FRB discount window was $747.6 million and $606.6 million, respectively.
The Company also maintains unsecured borrowing lines with other banks. There were no unsecured borrowings from other banks at June 30, 2022 and December 31, 2021.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At June 30, 2022, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at June 30, 2022:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	4.979%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.894%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.980%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	3.479%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,812	Variable	3.894%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,315	Variable	3.820%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,621	Variable	3.229%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,779	Variable	3.209%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,558	Variable	3.870%	06/30/2037
Total		$126,000	$105,953

    The carrying value of Debentures at June 30, 2022 and December 31, 2021 was $106.0 million and $105.4 million, respectively. At June 30, 2022 and December 31, 2021, acquired Debentures had remaining discounts of $23.9 million and $24.5 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2022 and December 31, 2021 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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
The value of the convertible notes at issuance and the carrying value as of June 30, 2022 and December 31, 2021 are presented in the tables below:

			June 30, 2022
	Capitalization Period	Gross Carrying Amount	Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500		$217,500
Issuance costs to be capitalized	5 years	(4,119)	$3,297	(822)
Carrying balance of convertible notes		$213,381	$3,297	$216,678

			December 31, 2021
	Capitalization Period	Gross Carrying Amount	Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500		$217,500
Issuance costs to be capitalized	5 years	(4,119)	$2,828	(1,291)
Carrying balance of convertible notes		$213,381	$2,828	$216,209
Interest expense on the convertible notes for the three and six months ended June 30, 2022 totaled $1.3 million and $2.6 million, respectively. Interest expense on the convertible notes for the three and six months ended June 30, 2021 totaled $1.3 million and $2.6 million, respectively. With the adoption of ASU 2020-06, interest expense for the Company’s convertible notes consists of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes.

11.    Derivative Financial Instruments
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the income statement as other income and fees.
At June 30, 2022 and December 31, 2021, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$623,434	$148,199
Weighted average remaining term (years)	6.2	7.2
Pay fixed rate (weighted average)	3.66%	2.92%
Received variable rate (weighted average)	3.15%	2.08%
Estimated fair value	$36,379	$3,001

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$10,627	$440,486
Weighted average remaining term (years)	4.2	6.1
Pay fixed rate (weighted average)	5.09%	4.03%
Received variable rate (weighted average)	3.40%	2.20%
Estimated fair value	$(52)	$(14,906)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$623,434	$148,199
Weighted average remaining term (years)	6.2	7.2
Received fixed rate (weighted average)	3.66%	2.92%
Pay variable rate (weighted average)	3.15%	2.08%
Estimated fair value	$(36,379)	$(3,001)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$10,627	$440,486
Weighted average remaining term (years)	4.2	6.1
Received fixed rate (weighted average)	5.09%	4.03%
Pay variable rate (weighted average)	3.40%	2.20%
Estimated fair value	$52	$14,906

At June 30, 2022, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At June 30, 2022, the notional amount of the risk participation agreements sold was $122.6 million with a credit valuation adjustment of $31 thousand. At December 31, 2021, the notional amount of the risk participation agreements sold was $123.9 million with a credit valuation adjustment of $93 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing non-forward starting interest rate swap agreement as of June 30, 2022 and December 31, 2021 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt. At June 30, 2022, the Company had forward starting interest rate swap agreements with a total notional amount of $111.0 million designated as cash flow hedges of liabilities tied to the federal funds rate. The weighted average term for forward starting interest rate swap agreements was 3.9 years. The Company’s swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps are recorded in assets or liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. For the three and six months ended June 30, 2022, the Company reclassified $114 thousand and $50 thousand, respectively, from accumulated other comprehensive income to interest expense. For the three and six months ended June 30, 2021, the Company reclassified $73 thousand and $139 thousand, respectively, from accumulated other comprehensive income to interest expense.
At June 30, 2022 and December 31, 2021, interest rate swaps designated as cash flow hedges are presented in the following table:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge (included in other assets)
Notional amount	$100,000	$100,000
Weighted average remaining term (years)	2.8	3.3
Received variable rate (weighted average)	1.06%	0.12%
Pay fixed rate (weighted average)	0.49%	0.49%
Estimated fair value	$6,950	$2,291
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2022, the Company had approximately $2.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2021, the Company had approximately $17.4 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$2,697	$34	$16,518	$230
Forward sale contracts related to mortgage banking	1,250	4	6,392	17

Liabilities:
Interest rate lock commitments	$863	$(30)	$907	$(2)
Forward sale contracts related to mortgage banking	1,500	(7)	25,305	(74)

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
Commitments at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$3,013,883	$2,329,421
Standby letters of credit	121,980	126,137
Other letters of credit	59,888	56,333
Commitments to fund investments in affordable housing partnerships	14,498	9,514
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $10 thousand at June 30, 2022 and $52 thousand at December 31, 2021. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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
The carrying amount of the Company’s goodwill as of June 30, 2022 and December 31, 2021 was $464.5 million. There was no impairment of goodwill recorded during the three and six months ended June 30, 2022.
Core deposit intangible assets are amortized over their estimated lives or ten years. Amortization expense related to core deposit intangible assets totaled $486 thousand and $973 thousand for the three and six months ended June 30, 2022, respectively. Amortization expense related to core deposit intangible assets totaled $510 thousand and $1.0 million for the three and six months ended June 30, 2021, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2022 and December 31, 2021:

			June 30, 2022		December 31, 2021
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,586)	$177	$(2,504)	$259
Wilshire Bancorp acquisition	10 years	18,138	(11,617)	6,521	(10,726)	7,412
Total		$20,901	$(14,203)	$6,698	$(13,230)	$7,671
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of June 30, 2022 and December 31, 2021, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$10,874	$12,084	$10,418	$12,692
Additions through originations of servicing assets	1,427	737	2,890	1,329
Amortization	(1,086)	(1,255)	(2,093)	(2,455)
Balance at end of period	$11,215	$11,566	$11,215	$11,566
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.09 billion as of June 30, 2022 and $1.04 billion as of December 31, 2021.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at June 30, 2022 and December 31, 2021 are presented below.

	June 30, 2022	December 31, 2021
SBA Servicing Assets:
Weighted-average discount rate	10.62%	11.20%
Constant prepayment rate	11.94%	14.64%
Mortgage Servicing Assets:
Weighted-average discount rate	10.88%	8.63%
Constant prepayment rate	9.66%	9.58%

14.    Income Taxes
For the three months ended June 30, 2022, the Company had an income tax provision totaling $18.6 million on pretax income of $70.7 million, representing an effective tax rate of 26.35%, compared with an income tax provision of $17.8 million on pretax income of $71.5 million, representing an effective tax rate of 24.84% for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company had an income tax provision totaling $39.9 million on pretax income of $152.7 million, representing an effective tax rate of 26.12%, compared with an income tax provision of $31.7 million on pretax income of $129.2 million, representing an effective tax rate of 24.56% for the six months ended June 30, 2021. The increase in effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a decrease in affordable housing tax credits compared with the prior year.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $3.3 million at both June 30, 2022 and December 31, 2021 that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $446 thousand and $387 thousand, for accrued interest (no portion was related to penalties) at June 30, 2022 and December 31, 2021, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $789 thousand in the next twelve months due to a settlement with the state tax authorities.
The statute of limitations for the assessment of income taxes related to the consolidated federal income tax return is closed for all tax years up to and including 2017. The expiration of the statute of limitations for the assessment of income and franchise taxes related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the New York City Department of Finance for the 2016, 2017, and 2018 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments. New York State Department of Taxation and Finance recently completed the examination for the 2017 tax year with no adjustment to the tax return filed.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2022.

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
Investment Securities
The fair values of investment securities available for sale and held to maturity are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
The fair value of the Company’s Level 3 security available for sale was measured using an income approach valuation technique. The primary inputs and assumptions used in the fair value measurement was derived from the security’s underlying collateral, which included discount rate, prepayment speeds, payment delays, and an assessment of the risk of default of the underlying collateral, among other factors. Significant increases or decreases in any of the inputs or assumptions could result in a significant increase or decrease in the fair value measurement.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Treasury securities	$3,968	$3,968	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	909,827	—	909,827	—
Mortgage-backed securities:
Residential	502,759	—	502,759	—
Commercial	414,046	—	414,046	—
Asset-backed securities	145,781	—	145,781	—
Corporate securities	20,234	—	20,234	—
Municipal securities	103,391	—	102,372	1,019
Equity investments with readily determinable fair value	24,711	24,711	—	—
Interest rate swaps	36,431	—	36,431	—
Mortgage banking derivatives	38	—	38	—
Other derivatives	8,558	—	8,558	—

Liabilities:
Interest rate swaps	36,431	—	36,431	—
Mortgage banking derivatives	37	—	37	—
Other derivatives	290	—	259	31

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2022 and 2021.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$1,029	$1,065	$1,038	$1,022
Change in fair value included in other comprehensive income (loss)	(10)	(7)	(19)	36
Ending Balance	$1,019	$1,058	$1,019	$1,058

Risk participation agreements:
Beginning Balance	$61	$95	$93	$398
Change in fair value included in income	(30)	(31)	(62)	(334)
Ending Balance	$31	$64	$31	$64

The Company measures certain assets at fair value on a non-recurring basis including collateral dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$7,062	$—	$—	$7,062
Commercial business	3,231	—	—	3,231
Loans held for sale, net	35,484	—	35,484	—
OREO	1,580	—	—	1,580

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$12,293	$—	$—	$12,293
Commercial business	3,656	—	—	3,656
Loans held for sale, net	26,154	—	26,154	—
OREO	2,167	—	—	2,167
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(763)	$(25,411)	$(1,374)	$(27,738)
Commercial business	(2,026)	(2,151)	(2,026)	(2,151)
Loans held for sale, net	(371)	—	(988)	—
OREO	—	(154)	(256)	(323)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$197,062	$197,062	Level 1
Interest bearing deposits in other financial institutions	6,448	6,412	Level 2
Investment securities HTM	252,991	257,669	Level 2
Equity investments without readily determinable fair values	38,158	38,158	Level 2
Loans held for sale	76,376	79,711	Level 2
Loans receivable, net	14,394,469	14,050,218	Level 3
Accrued interest receivable	37,845	37,845	Level 2/3
Servicing assets, net	11,215	15,603	Level 3
Customers’ liabilities on acceptances	2,913	2,913	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,689,992	$5,689,992	Level 2
Saving and other interest bearing demand deposits	6,666,394	6,666,394	Level 2
Time deposits	2,673,244	2,673,525	Level 2
FHLB advances	573,000	572,968	Level 2
Convertible notes, net	216,678	211,449	Level 1
Subordinated debentures	105,953	116,986	Level 2
Accrued interest payable	4,112	4,112	Level 2
Acceptances outstanding	2,913	2,913	Level 2

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$316,266	$316,266	Level 1
Interest bearing deposits in other financial institutions	12,851	12,853	Level 2
Equity investments without readily determinable fair values	31,037	31,037	Level 2
Loans held for sale	99,049	103,767	Level 2
Loans receivable, net	13,812,193	13,698,579	Level 3
Accrued interest receivable	41,842	41,842	Level 2/3
Servicing assets, net	10,418	13,500	Level 3
Customers’ liabilities on acceptances	1,521	1,521	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,751,870	$5,751,870	Level 2
Saving and other interest bearing demand deposits	6,500,227	6,500,227	Level 2
Time deposits	2,788,353	2,790,596	Level 2
FHLB advances	300,000	301,936	Level 2
Convertible notes, net	216,209	214,612	Level 1
Subordinated debentures	105,354	117,961	Level 2
Accrued interest payable	4,272	4,272	Level 2
Acceptances outstanding	1,521	1,521	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at June 30, 2022 was $2.00 billion, compared to $2.09 billion at December 31, 2021.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock. During the three months ended June 30, 2022, the Company repurchased 1,038,986 shares of common stock totaling $14.7 million as part of this program which was recorded as treasury stock.
For the three months ended June 30, 2022 and 2021, the Company paid cash dividends of $0.14 per common share. For both the six months ended June 30, 2022 and 2021, the Company paid cash dividends of $0.28 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended,		Six Months Ended,
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Dollars in thousands)
Balance at beginning of period	$(108,165)	$5,223	$(11,412)	$32,753

Unrealized net (losses) gains on securities available for sale	(55,658)	14,186	(196,931)	(26,617)
Unrealized net losses on securities available for sale transferred to held to maturity	(36,576)	—	(36,576)	—
Unrealized net gains (losses) on interest rate swaps used for cash flow hedge	2,006	(297)	6,008	1,523
Reclassification adjustments for net (gains) losses realized in net income	(38)	73	26	139
Tax effect	26,724	(4,134)	67,178	7,253
Other comprehensive (loss) income, net of tax	(63,542)	9,828	(160,295)	(17,702)
Balance at end of period	$(171,707)	$15,051	$(171,707)	$15,051

Reclassifications for net losses realized in net income for the three and six months ended June 30, 2022 and 2021 relate to net gains on interest rate swaps used for cash flow hedges and amortization on investment securities HTM. Gains and losses on interest rate swaps are recorded in noninterest income under other income and fees in the Consolidated Statements of Income. The unrealized holding loss at the date of transfer on securities held to maturity will continue to be reported, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity, and amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the three and six months ended June 30, 2022, the Company recorded reclassification adjustments of $114 thousand and $50 thousand, respectively, from other comprehensive income to losses from cash flow hedge relationships. For the three and six months ended June 30, 2021, the Company recorded reclassification adjustments of $73 thousand and $139 thousand, respectively, from other comprehensive income to losses from cash flow hedge relationships.
For the three and six months ended June 30, 2022, the Company recorded reclassification adjustments of $76 thousand from other comprehensive income to interest income to amortize transferred unrealized losses on investment securities HTM, compared to zero for the same periods in 2021.

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
Under the 2019 Plan, 1,484,830 shares were available for future grants as of June 30, 2022.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2022	814,877	$15.17
Granted	—	—
Exercised	(105,510)	5.02
Expired	(20,000)	17.18
Forfeited	—	—
Outstanding - June 30, 2022	689,367	$16.66	3.47	$—
Options exercisable - June 30, 2022	689,367	$16.66	3.47	$—

The following is a summary of the Company’s restricted stock and performance unit activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2022	1,561,197	$12.08
Granted	939,270	15.99
Vested	(610,121)	12.63
Forfeited	(147,410)	13.28
Outstanding (unvested) - June 30, 2022	1,742,936	$13.89

The total fair value of restricted stock and performance units vested as of June 30, 2022 and 2021 was $9.4 million and $9.2 million, respectively.

The Company maintains the Hope Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. The compensation expense for the ESPP during the three and six months ended June 30, 2022 was $34 thousand and $234 thousand, respectively. The compensation expense for the ESPP during the three and six months ended June 30, 2021 was $37 thousand and $259 thousand, respectively.
The total amounts charged against income related to stock-based payment arrangements, including the ESPP, were $3.5 million and $6.1 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, $2.1 million and $4.6 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $912 thousand and $1.6 million for the three and six months ended June 30, 2022, respectively. The income tax benefit recognized for the three and six months ended June 30, 2021, was approximately $514 thousand and $1.1 million, respectively.
At June 30, 2022, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units was $17.8 million and is expected to be recognized over a weighted average vesting period of 1.97 years.

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
•The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•A capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. As of June 30, 2022, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology. In response to the COVID-19 pandemic, federal regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes purchased credit deteriorated (“PCD”) loans), for two years, followed by a three-year phase-in period. The Company has elected the five-year transition period consistent with the final rule issued by the federal regulatory agencies.
As of June 30, 2022 and December 31, 2021, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,718,277	10.69%	$723,002	4.50%	$1,124,670	7.00%	N/A	N/A
Bank	$1,995,242	12.43%	$722,511	4.50%	$1,123,907	7.00%	$1,043,628	6.50%
Total capital (to risk-weighted assets):
Company	$1,948,953	12.13%	$1,285,337	8.00%	$1,687,004	10.50%	N/A	N/A
Bank	$2,123,866	13.23%	$1,284,465	8.00%	$1,685,860	10.50%	$1,605,581	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,820,329	11.33%	$964,003	6.00%	$1,365,670	8.50%	N/A	N/A
Bank	$1,995,242	12.43%	$963,349	6.00%	$1,364,744	8.50%	$1,284,465	8.00%
Tier 1 capital (to average assets):
Company	$1,820,329	10.32%	$705,466	4.00%	N/A	N/A	N/A	N/A
Bank	$1,995,242	11.31%	$705,356	4.00%	N/A	N/A	$881,695	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,657,754	11.03%	$676,633	4.50%	$1,052,540	7.00%	N/A	N/A
Bank	$1,947,914	12.96%	$676,328	4.50%	$1,052,066	7.00%	$976,919	6.50%
Total capital (to risk-weighted assets):
Company	$1,867,968	12.42%	$1,202,903	8.00%	$1,578,811	10.50%	N/A	N/A
Bank	$2,056,675	13.68%	$1,202,361	8.00%	$1,578,099	10.50%	$1,502,952	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,759,207	11.70%	$902,178	6.00%	$1,278,085	8.50%	N/A	N/A
Bank	$1,947,914	12.96%	$901,771	6.00%	$1,277,509	8.50%	$1,202,361	8.00%
Tier 1 capital (to average assets):
Company	$1,759,207	10.11%	$695,795	4.00%	N/A	N/A	N/A	N/A
Bank	$1,947,914	11.20%	$695,593	4.00%	N/A	N/A	$869,491	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$249	$266	$501	$549
Customer analysis charges	1,183	788	2,115	1,485
NSF charges	731	618	1,400	1,315
Other service charges	84	82	181	170
Total noninterest bearing deposit account income	2,247	1,754	4,197	3,519

Interest bearing deposit account income:
Monthly service charges	23	23	47	48

Total service fees on deposit accounts	$2,270	$1,777	$4,244	$3,567

Wire transfer fee income:
Wire transfer fees	$770	$786	$1,489	$1,489
Foreign exchange fees	88	137	269	278
Total wire transfer fees	$858	$923	$1,758	$1,767

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. For the three and six months ended June 30, 2022, the Company had recognized net gains on sales of OREO totaling $0 and $20 thousand, respectively. For the three and six months ended June 30, 2021, the Company recognized net gains on sale of OREO in the amount of $27 thousand and $13 thousand, respectively.

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

GENERAL

We offer a full range of commercial and retail banking loan and deposit products through our wholly-owned subsidiary Bank of Hope. We have 54 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Alabama and Georgia. We have loan production offices located in Atlanta, Dallas, Denver, Portland, Seattle, Fremont, and in Southern California. We offer our banking services through our network of branches and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including real estate loans, commercial business loans, residential mortgage loans, SBA loans, and consumer loans.
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
COVID-19 Pandemic
The COVID-19 pandemic had a material and adverse impact on our business, financial condition, and results of operations and any further impact will depend on future developments that cannot be predicted, including a rise in COVID cases or the impact of new variants, the economic implications of the same, effectiveness of vaccines being distributed, and the continued actions taken by governmental authorities in response to the pandemic. Although the United States had seen a decline in new cases of COVID-19 as a result of vaccination efforts and many states have relaxed most of the business closures and other social distancing requirements, concerns over COVID-19 continue to exist. While we currently believe that we have sufficient capital and liquidity to withstand the economic impact of the COVID-19 pandemic, it is possible events related to the COVID-19 pandemic could materially and adversely impact our capital and liquidity positions.

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$157,824	$140,204	$302,696	$278,497
Interest expense	16,286	13,627	27,982	29,341
Net interest income	141,538	126,577	274,714	249,156
Provision (credit) for credit losses	3,200	(7,000)	(7,800)	(3,700)
Net interest income after provision (credit) for credit losses	138,338	133,577	282,514	252,856
Noninterest income	12,746	11,076	25,932	19,880
Noninterest expense	80,365	73,123	155,738	143,554
Income before income tax provision	70,719	71,530	152,708	129,182
Income tax provision	18,631	17,767	39,882	31,732
Net income	$52,088	$53,763	$112,826	$97,450
Per Share Data:
Earnings per common share - basic	$0.43	$0.44	$0.94	$0.79
Earnings per common share - diluted	$0.43	$0.43	$0.93	$0.78
Book value per common share (period end)	$16.74	$16.92	$16.74	$16.92
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28
Tangible book value per common share (period end) (1)	$12.80	$13.10	$12.80	$13.10
Number of common shares outstanding (period end)	119,473,939	123,673,832	119,473,939	123,673,832
Weighted average shares - basic	120,219,919	123,592,695	120,175,894	123,459,461
Weighted average shares - diluted	120,699,638	124,323,888	120,898,605	124,334,227
Tangible common equity to tangible assets (1)	8.68%	9.53%	8.68%	9.53%

Average Balance Sheet Data:
Assets	$17,876,945	$17,164,893	$17,810,045	$17,140,286
Investment securities	2,424,454	2,253,135	2,522,293	2,260,233
Loans receivable and loans held for sale	14,327,476	13,293,591	14,100,983	13,319,782
Deposits	14,804,772	14,460,491	14,876,305	14,419,176
Stockholders’ equity	2,016,577	2,066,016	2,053,461	2,056,812

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Selected Performance Ratios:
Return on average assets (2)	1.17%	1.25%	1.27%	1.14%
Return on average stockholders’ equity (2)	10.33%	10.41%	10.99%	9.48%
Return on average tangible equity (1) (2)	13.48%	13.50%	14.27%	12.31%
Dividend payout ratio (dividends per share/diluted EPS)	32.44%	32.38%	30.00%	35.72%
Efficiency ratio (3)	52.09%	53.12%	51.80%	53.36%
Net interest spread	3.10%	2.88%	3.05%	2.84%
Net interest margin (4)	3.36%	3.11%	3.28%	3.09%

	June 30, 2022	June 30, 2021
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$18,089,062	$17,469,627
Investment securities AFS and HTM	2,352,997	2,274,170
Loans receivable	14,546,049	13,424,301
Deposits	15,029,630	14,726,230
FHLB advances	573,000	200,000
Convertible notes, net	216,678	215,739
Subordinated debentures	105,953	104,762
Stockholders’ equity	2,000,369	2,092,870

Regulatory Capital Ratios (5)
Leverage capital ratio (6)	10.32%	10.43%
Common equity Tier 1 capital ratio	10.69%	11.44%
Tier 1 risk-based capital ratio	11.33%	12.14%
Total risk-based capital ratio	12.13%	13.16%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.04%	1.41%
Allowance for credit losses to nonaccrual loans	218.03%	170.67%
Allowance for credit losses to nonperforming loans	139.63%	113.36%
Allowance for credit losses to nonperforming assets (7)	137.09%	103.11%
Nonaccrual loans to loans receivable	0.48%	0.83%
Nonperforming loans to loans receivable	0.75%	1.24%
Nonperforming assets to loans receivable and OREO (7)	0.76%	1.37%
Nonperforming assets to total assets (7)	0.61%	1.05%
__________________________________

(1)Tangible book value per common share, tangible common equity to tangible assets, and return on average tangible equity are non-GAAP financial measures that we believe provide investors with information useful in understanding our operating results and financial condition. A reconciliation of GAAP to non-GAAP financial measures is provided on the following page.
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

Non-GAAP Financial Measurements
We provide certain non-GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our operating results and financial condition. The methodologies for calculating non-GAAP measures may differ among companies. The following tables reconciles the non-GAAP financial measures used in this Form 10-Q to the most comparable GAAP performance measures:

	June 30, 2022	June 30, 2021
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,000,369	$2,092,870
Less: Goodwill and core deposit intangible assets, net	(471,148)	(473,139)
Tangible common equity	$1,529,221	$1,619,731

Total assets	$18,089,062	$17,469,627
Less: Goodwill and core deposit intangible assets, net	(471,148)	(473,139)
Tangible Assets	$17,617,914	$16,996,488

Common shares outstanding	119,473,939	123,673,832

Tangible book value per common share	$12.80	$13.10
Tangible common equity to tangible assets	8.68%	9.53%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$52,088	$53,763	$112,826	$97,450

Average stockholders’ equity	$2,016,577	$2,066,016	$2,053,461	$2,056,812
Less: Average goodwill and core deposit intangible assets, net	(471,421)	(473,445)	(471,669)	(473,702)
Average tangible equity	$1,545,156	$1,592,571	$1,581,792	$1,583,110

Return on average tangible equity (annualized)	13.48%	13.50%	14.27%	12.31%
Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the second quarter of 2022 was $52.1 million, or $0.43 per diluted common share, compared to $53.8 million, or $0.43 per diluted common share, for the same period of 2021, which was a decrease of $1.7 million, or 3.1%. The decrease in net income was primarily due to the increase in provision for credit losses and an increase in noninterest expense offset partially by an increase in net interest income.
Net income for the six months ended June 30, 2022 was $112.8 million, or $0.93 per diluted common share, compared to $97.5 million, or $0.78 per diluted share, for the same period of 2021, which was an increase of $15.4 million, or 15.8%. The increase in net income was due to an increase in net interest income offset partially by an increase in noninterest expense.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that were included in net income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Accretion on acquired loans (including acquired credit deteriorated loans)	$999	$2,554	1,882	5,514
Amortization of premium on low income housing tax credits	(75)	(74)	(151)	(147)
Accretion of discount on acquired subordinated debt	(301)	(293)	(599)	(584)
Amortization of core deposit intangibles	(486)	(510)	(973)	(1,019)
Total	$137	$1,677	$159	$3,764

The annualized return on average assets was 1.17% for the second quarter of 2022 compared to 1.25% for the same period of 2021. The annualized return on average stockholders’ equity was 10.33% for the second quarter of 2022 compared to 10.41% for the same period of 2021. The efficiency ratio was 52.09% for the second quarter of 2022 compared to 53.12% for the same period of 2021.
The annualized return on average assets was 1.27% for the six months ended June 30, 2022 compared to 1.14% for the same period of 2021. The annualized return on average stockholders’ equity was 10.99% for the six months ended June 30, 2022 compared to 9.48% for the same period of 2021. The efficiency ratio was 51.80% for the six months ended June 30, 2022 compared to 53.36% for the same period of 2021.
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
Comparison of Three Months Ended June 30, 2022 with the Three Months Ended June 30, 2021
Net interest income before provision for credit losses was $141.5 million for the second quarter of 2022 compared to $126.6 million for the same period of 2021, an increase of $15.0 million, or 11.8%. The increase in net interest income was due to the increase in interest income for the second quarter of 2022 compared to the second quarter of 2021.
Interest income for the second quarter of 2022 was $157.8 million, an increase of $17.6 million, or 12.6%, compared to $140.2 million for the same period of 2021. The increase in interest income was primarily attributable to the increase in average earnings assets, particularly the increase in loans, but also due to an increase in yields of interest earning assets driven by the 2022 increase in federal funds rate by 150 basis points.

Interest expense for the second quarter of 2022 was $16.3 million, an increase of $2.7 million, or 19.5%, compared to $13.6 million for the same period of 2021. The increase in interest expense was due to the increase in cost of interest bearing deposits resulting from the increases in the federal funds rate.
Comparison of Six Months Ended June 30, 2022 with the Six Months Ended June 30, 2021
Net interest income before provision for credit losses was $274.7 million for the six months ended June 30, 2022 compared to $249.2 million for the same period of 2021, an increase of $25.6 million, or 10.3%. The increase in net interest income was due to the increase in interest income for the six months ended June 30, 2022 compared to the same period of 2021.
Interest income for the six months ended June 30, 2022 was $302.7 million, an increase of $24.2 million, or 8.7%, compared to $278.5 million for the same period of 2021. The increase in interest income was primarily attributable to the increase in average earning assets, particularly the increase in loans, but also due to the 2022 increase in interest rates, which impacted our variable rate loans and investments.
Interest expense for the six months ended June 30, 2022 was $28.0 million, a decrease of $1.4 million, or 4.6%, compared to $29.3 million for the same period of 2021. The decrease in interest expense was due to the decline in interest expense on time deposits due to a reduction in balances and costs.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the second quarter of 2022 was 3.36%, an increase of 25 basis points from 3.11% for the same period of 2021. Net interest margin for the six months ended June 30, 2022 was 3.28%, an increase of 19 basis points from 3.09% for the same period of 2021. The increase in net interest margin for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was due to the increase in average loan balances and the increase in yields on earnings assets as a result of the rate hikes in 2022. The increase in yield on earnings assets was offset partially by an increase in cost of liabilities for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, while the decline in cost of liabilities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 contributed to the increase in net interest margin as the 2022 rate hikes had not yet fully impacted liabilities’ costs for the six months ended June 30, 2022.
The weighted average yield on loans increased to 4.06% for the second quarter of 2022 from 3.98% for the second quarter of 2021. The weighted average yield on loans increased to 3.97% for the six months ended June 30, 2022 from 3.96% for the six months ended June 30, 2021. The increase in loan yields for the three and six months ended June 30, 2022 compared to the same periods in 2021 was attributable to the impact of the hike in federal funds target rate on variable interest rate loans and rates on new loan originations. At June 30, 2022, variable interest rate loans made up approximately 44% of the loan portfolio and the remaining 56% of the loan portfolio consisted of loans with fixed interest rates. Fixed rate loans include hybrid loans that had fixed interest rates at the end of the period but will eventually change to a variable interest rate after a certain fixed number of years. For the three and six months ended June 30, 2022, the average weighted rate on new loan originations was 4.26% and 3.94%, respectively, compared to 3.32% and 2.95% for the three and six months ended June 30, 2021, respectively. The increase in the average weighted rate on new loan originations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was due to the 2022 interest rate hikes which increased overall loan origination rates and the originations of SBA PPP loans in 2021 which all have an interest rate of 1.00%. Excluding SBA PPP loans, the average weighted rate on new loan originations was 3.37% and 3.40% for the three and six months ended June 30, 2021, respectively. There were no SBA PPP originations in 2022.
Discount accretion income on acquired loans was $1.0 million and $1.9 million for the three and six months ended June 30, 2022, respectively, compared to $2.6 million and $5.5 million for the three and six months ended June 30, 2021, respectively. The decline in discount accretion income was primarily due to the payoff and sales of acquired loans during the three and six months ended June 30, 2021 which resulted in additional discount accretion income. There were no significant payoffs or sales of acquired loans during the three and six months ended June 30, 2022.
The weighted average yield on investment securities for the second quarter of 2022 was 2.04% compared to 1.37% for the same period of 2021. The weighted average yield on investment securities for the six months ended June 30, 2022 was 1.92% compared to 1.39% for the same period of 2021. The change in weighted average yield on investment securities for the three and six months ended June 30, 2022 compared to the same periods of 2021 was due to the purchase of higher yielding investment securities and increase in yields on variable rate investments as a result of the increase in interest rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.

The weighted average yield on FHLB stock and other investments for the second quarter of 2022 was 1.47% compared to 0.35% for the same period of 2021. The weighted average yield on FHLB stock and other investments for the six months ended June 30, 2021 was 0.86% compared to 0.38% for the same period of 2021. The increase in interest rates led to an increase in interest earned on interest bearing cash balances at the Federal Reserve, which resulted in an increase in yield on FHLB stock and other investments.
The weighted average cost of deposits for the second quarter of 2022 was 0.33%, an increase of 3 basis points from 0.30% for the same period of 2021. The weighted average cost of deposits for the six months ended June 30, 2022 was 0.28%, a decrease of 5 basis points from 0.33% for the same period of 2021. The increase in cost of deposits for the second quarter of 2022 compared to the same period of 2021 was due to the rise in deposit costs as management increased deposits offering rates as a result of the 2022 rise in interest rates. The rise in interest rates had less of an impact on deposit rates for the six months ended June 30, 2022 as the rate changes occurred mostly in the second quarter of 2022 which resulted in a decline in deposit costs compared to the six months ended June 30, 2021.
The weighted average cost of FHLB and FRB borrowings for the second quarter of 2022 was 1.01%, a decrease of 24 basis points from 1.25% for the same period of 2021. The weighted average cost of FHLB advances for the six months ended June 30, 2022 was 1.05%, a decrease of 18 basis points from 1.23% for the same period of 2021. The decrease in cost of FHLB and FRB borrowings for the three and six months ended June 30, 2022 compared to the same periods of 2021 was due to a decline in FHLB advance rates for periods in 2022 compared to 2021 as most of our advances were made prior to the rise in interest rates.
The weighted average cost of our convertible notes for the three and six months ended June 30, 2022 was 2.42% and 2.43%, respectively, compared to 2.43% and 2.44% for the three and six months ended June 30, 2021, respectively. The cost of our convertible notes consists of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost.
The weighted average cost of other borrowings (subordinated debentures) for the second quarter of 2022 was 5.00%, an increase of 116 basis points from 3.84% for the same period of 2021. The weighted average cost of other borrowings for the six months ended June 30, 2022 was 4.49%, an increase of 62 basis points from 3.87% for the same period of 2021. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate. The increase in the three month LIBOR rate for the three and six months ended June 30, 2022 compared to the same periods in 2021 resulted in an increase in the weighted average cost of other borrowings.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,327,476	$145,024	4.06%	$13,293,591	$131,823	3.98%
Investment securities AFS and HTM(3)	2,424,454	12,308	2.04%	2,253,135	7,713	1.37%
FHLB stock and other investments	134,055	492	1.47%	759,182	668	0.35%
Total interest earning assets	16,885,985	157,824	3.75%	16,305,908	140,204	3.45%
Total noninterest earning assets	990,960			858,985
Total assets	$17,876,945			$17,164,893

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$6,487,890	$8,655	0.54%	$5,484,047	$5,909	0.43%
Savings	323,114	937	1.16%	308,530	887	1.15%
Time deposits	2,277,938	2,628	0.46%	3,222,457	3,900	0.49%
Total interest bearing deposits	9,088,942	12,220	0.54%	9,015,034	10,696	0.48%
FHLB and FRB borrowings	577,966	1,457	1.01%	202,198	631	1.25%
Convertible notes, net	216,540	1,322	2.42%	215,599	1,323	2.43%
Other borrowings, net	101,880	1,287	5.00%	100,701	977	3.84%
Total interest bearing liabilities	9,985,328	16,286	0.65%	9,533,532	13,627	0.57%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,715,830			5,445,457
Other liabilities	159,210			119,888
Stockholders’ equity	2,016,577			2,066,016
Total liabilities and stockholders’ equity	$17,876,945			$17,164,893

Net interest income/net interest spread		$141,538	3.10%		$126,577	2.88%
Net interest margin			3.36%			3.11%
Cost of deposits			0.33%			0.30%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees
(2)Average balances of loans consist of loans receivable and loans held for sale
(3)Interest income and yields are not presented on a tax-equivalent basis

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,100,983	$277,696	3.97%	$13,319,782	$261,559	3.96%
Investment securities AFS and HTM(3)	2,522,293	23,964	1.92%	2,260,233	15,628	1.39%
FHLB stock and other investments	242,810	1,036	0.86%	700,115	1,310	0.38%
Total interest earning assets	16,866,086	302,696	3.62%	16,280,130	278,497	3.45%
Total noninterest earning assets	943,959			860,156
Total assets	$17,810,045			$17,140,286

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$6,413,292	$14,355	0.45%	$5,370,941	$11,399	0.43%
Savings	320,824	1,865	1.17%	304,877	1,757	1.16%
Time deposits	2,447,771	4,676	0.39%	3,493,278	10,310	0.60%
Total interest bearing deposits	9,181,887	20,896	0.46%	9,169,096	23,466	0.52%
FHLB advances and FRB borrowings	411,187	2,144	1.05%	209,006	1,273	1.23%
Convertible notes, net	216,423	2,645	2.43%	215,302	2,645	2.44%
Other borrowings, net	101,729	2,297	4.49%	100,547	1,957	3.87%
Total interest bearing liabilities	9,911,226	27,982	0.57%	9,693,951	29,341	0.61%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,694,418			5,250,080
Other liabilities	150,940			139,443
Stockholders’ equity	2,053,461			2,056,812
Total liabilities and stockholders’ equity	$17,810,045			$17,140,286

Net interest income/net interest spread		$274,714	3.05%		$249,156	2.84%
Net interest margin			3.28%			3.09%
Cost of deposits			0.28%			0.33%

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

	Three Months Ended June 30, 2022 over June 30, 2021
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$13,201	$2,781	$10,420
Investment securities AFS and HTM	4,595	3,970	625
FHLB stock and other investments	(176)	734	(910)
Total interest income	$17,620	$7,485	$10,135
INTEREST EXPENSE:
Demand, interest bearing	$2,746	$1,552	$1,194
Savings	50	8	42
Time deposits	(1,272)	(175)	(1,097)
FHLB and FRB borrowings	826	(142)	968
Convertible notes, net	(1)	(7)	6
Other borrowings, net	310	298	12
Total interest expense	$2,659	$1,534	$1,125
NET INTEREST INCOME	$14,961	$5,951	$9,010

	Six Months Ended June 30, 2022 over June 30, 2021
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$16,137	$755	$15,382
Investment securities AFS and HTM	8,336	6,364	1,972
FHLB stock and other investments	(274)	952	(1,226)
Total interest income	$24,199	$8,071	$16,128
INTEREST EXPENSE:
Demand, interest bearing	$2,956	$649	$2,307
Savings	108	15	93
Time deposits	(5,634)	(3,048)	(2,586)
FHLB and FRB borrowings	871	(206)	1,077
Convertible notes, net	—	(14)	14
Other borrowings, net	340	317	23
Total interest expense	$(1,359)	$(2,287)	$928
NET INTEREST INCOME	$25,558	$10,358	$15,200

Provision for Credit Losses
The provision for credit losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The provision for credit losses for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that, in management’s judgment, is adequate to absorb probable lifetime losses inherent in our loan portfolio. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses; however, actual credit losses may vary in material respects from current estimates. If the allowance for credit losses is inadequate, we may be required to record additional provisions, which may have a material and adverse effect on our business, financial condition, and results of operations.
The provision for credit losses for the second quarter of 2022 was $3.2 million, an increase of $10.2 million from $7.0 million in the recapture of provision for credit losses for the same period of the prior year. Negative provision for credit losses for the six months ended June 30, 2022 was $7.8 million, an increase of $4.1 million from $3.7 million in negative provision for credit losses for the same period of the prior year. The increase in provision for credit losses for the second quarter of 2022 compared to the second quarter of 2021 was due to an increase in allowance for credit losses as a result of loan growth and to account for the recent rise in recessionary concerns. The decrease in provision for credit losses for the six months ended June 30, 2022 compared to the same period of 2021 was mainly due to large recoveries received during the first quarter of 2022. The recoveries resulted in an increase in our overall allowance for credit losses to amounts exceeding our requirements under our CECL allowance for credit losses calculation. The negative provision that resulted from recoveries received was partially offset by additional reserves set aside by management to account for instability in markets as a result of increased concerns of a possible recession.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, swap fee income, net gains on sales of loans, and other income which includes earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the second quarter of 2022 was $12.7 million compared to $11.1 million for the second quarter of 2021, an increase of $1.7 million or 15.1%. Noninterest income for the six months ended June 30, 2022 was $25.9 million compared to $19.9 million for the six months ended June 30, 2021, an increase of $6.1 million, or 30.4%.
Noninterest income by category is summarized in the table below:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,270	$1,777	$493	27.7%
International service fees	744	795	(51)	(6.4)%
Loan servicing fees, net	843	934	(91)	(9.7)%
Wire transfer fees	858	923	(65)	(7.0)%
Swap fees	175	165	10	6.1%
Net gains on sales of SBA loans	5,804	2,375	3,429	144.4%
Net gains on sales of residential mortgage loans	76	1,028	(952)	(92.6)%
Net losses on sales of other loans	(547)	—	(547)	100.0%
Other income and fees	2,523	3,079	(556)	(18.1)%
Total noninterest income	$12,746	$11,076	$1,670	15.1%

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,244	$3,567	$677	19.0%
International service fees	1,538	1,636	(98)	(6.0)%
Loan servicing fees, net	1,679	1,978	(299)	(15.1)%
Wire transfer fees	1,758	1,767	(9)	(0.5)%
Swap fees	960	232	728	313.8%
Net gains on sales of SBA loans	11,407	2,375	9,032	380.3%
Net gains on sales of residential mortgage loans	833	3,124	(2,291)	(73.3)%
Net losses on sales of other loans	(547)	—	(547)	100.0%
Other income and fees	4,060	5,201	(1,141)	(21.9)%
Total noninterest income	$25,932	$19,880	$6,052	30.4%

Total noninterest income for the second quarter of 2022 increased compared to the second quarter of 2021 due to increases in net gains on sales of SBA loans and service fees on deposit accounts offset partially by decreases in gains on sales of residential mortgage loans, net losses on sale of other loans, and other income and fees. The increase in noninterest income for the six months ended June 30, 2022 compared to the same period of the prior year was due to increases in net gains on sales of SBA loans, swap fees, and service fees on deposit accounts offset partially by decreases in gains on sales of residential mortgage loans, other income and fees, and loan servicing fees and increases in net losses on sale of other loans.

Service fees on deposit accounts increased $493 thousand and increased $677 thousand for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, mainly due to an increase in business analysis fees.

International service fees remained largely unchanged for the three and six months ended June 30, 2022 compared to the same period of 2021. International service fees are earned from trade finance loans which increased to $228.8 million at June 30, 2022 from $108.2 million at June 30, 2021. Although the balance of trade finance loans increased from June 30, 2021 to June 30, 2022, the volume of trade finance loan transactions declined for 2022 compared to 2021, which resulted in a decline in international service fees.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on many of the loans that we choose to sell. The decrease in loan servicing fees, net for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was due to an increase in payoff of serviced loans for 2022 compared to 2021. The payoff of serviced loans results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
Wire transfer fees remained largely unchanged during the three and six months ended June 30, 2022 compared to the same periods of 2021.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions have increased in 2022 which has resulted in an increase in swap fee income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.
During the fourth quarter of 2018, we stopped the practice of regularly selling the guaranteed portion of SBA loans due to the reduction in premium rates paid in the secondary market. However, premiums for SBA guaranteed loans have increased to levels previously paid prior to the decline experienced in 2018. As a result, we returned to the practice of regularly selling SBA guaranteed loans starting the second quarter of 2021. During the three and six months ended June 30, 2022, we sold $70.2 million and $128.3 million, respectively, in SBA guaranteed loans and recorded $5.8 million and $11.4 million, respectively, in net gains on sale of SBA loans. During the three and six months ended June 30, 2021, we sold $30.0 million in SBA guaranteed loans and recorded $2.4 million in net gains on sale of SBA loans.
Net gains on sales of residential mortgage loans represents net gains from the sale of residential mortgage loans that we originate. During the three and six months ended June 30, 2022, we sold $4.1 million and $41.9 million, respectively, in residential mortgage loans and recorded $76 thousand and $833 thousand, respectively, in net gains on sale of residential mortgage loans. During the three and six months ended June 30, 2021, we sold $42.6 million and $110.5 million, respectively, in residential mortgage loans and recorded $1.0 million and $3.1 million, respectively, in net gains on sale of residential mortgage loans. The decrease in net gains on sales of residential mortgage loans for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was due to a decrease in residential mortgage loans sold.
Net losses on sales of other loans represents net losses from sale of loans with elevated credit risk. During the three and six months ended June 30, 2022, we sold $35.0 million and $39.8 million, respectively, in deteriorated credits rated as substandard. During the three and six months ended June 30, 2022, we recorded $547 thousand in net losses on sale of other loans. There were no losses on the sale of other loans for periods in 2021.
Other income and fees include income from bank owned life insurance, recoveries on acquired loans that were fully charged-off at acquisition, debit card/credit card fee income, fair value changes on our derivatives and equity investments, and other miscellaneous income. Other income and fees decreased for the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to the decrease in fair value of equity investments.

Noninterest Expense
Noninterest expense for the second quarter of 2022 was $80.4 million, an increase of $7.2 million, or 9.9%, from $73.1 million for the second quarter of 2021. Noninterest expense for the six months ended June 30, 2022 was $155.7 million, an increase of $12.2 million, or 8.5%, from $143.6 million for the six months ended June 30, 2021.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$51,058	$42,309	$8,749	20.7%
Occupancy	7,178	7,067	111	1.6%
Furniture and equipment	4,778	4,822	(44)	(0.9)%
Advertising and marketing	2,226	2,097	129	6.2%
Data processing and communications	2,893	2,411	482	20.0%
Professional fees	1,582	4,395	(2,813)	(64.0)%
Investments in affordable housing partnership expenses	1,844	2,952	(1,108)	(37.5)%
FDIC assessments	1,450	1,284	166	12.9%
Credit related expenses	2,872	43	2,829	6,579.1%
OREO expense, net	5	298	(293)	(98.3)%
Software impairment	—	2,146	(2,146)	(100.0)%
Other	4,479	3,299	1,180	35.8%
Total noninterest expense	$80,365	$73,123	$7,242	9.9%

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$98,803	$83,525	$15,278	18.3%
Occupancy	14,513	14,034	479	3.4%
Furniture and equipment	9,422	9,008	414	4.6%
Advertising and marketing	3,862	3,722	140	3.8%
Data processing and communications	5,354	5,148	206	4.0%
Professional fees	3,793	7,298	(3,505)	(48.0)%
Investments in affordable housing partnership expenses	3,863	5,654	(1,791)	(31.7)%
FDIC assessments	3,019	2,539	480	18.9%
Credit related expenses	3,984	2,261	1,723	76.2%
OREO expense, net	362	579	(217)	(37.5)%
Software impairment	—	2,146	(2,146)	(100.0)%
Other	8,763	7,640	1,123	14.7%
Total noninterest expense	$155,738	$143,554	$12,184	8.5%
The increase in noninterest expense for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was due primarily to increases in salaries and employee benefits. All other noninterest expense line items experienced net declines for periods in 2022 versus periods in 2021.
Salaries and employee benefits expense increased $8.7 million or 20.7% for the second quarter of 2022 compared to the same period in 2021, and increased $15.3 million or 18.3% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in salaries and benefits for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was due to an increase in full-time equivalent employees and 2022 merit increases provided to employees during the three months ended June 30, 2022. The number of full-time equivalent employees increased from 1,438 at June 30, 2021 to 1,537 at June 30, 2022. Competition in the market for staffing has intensified, which has played a factor in rising salaries and employee benefits costs particularly as it related to new employees.

Occupancy expense increased by $111 thousand for the second quarter of 2022 compared to the same period in 2021, and increased by $479 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increase in lease and occupancy related expenses.
Furniture and equipment expense decreased by $44 thousand for the second quarter of 2022 compared to the same period in 2021, and increased by $414 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to higher software depreciation and software subscription expenses.
Advertising and marketing expense increased by $129 thousand for the second quarter of 2022 compared to the second quarter of 2021, and increased by $140 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, largely due to increase in sponsorship of various community events.
Data processing and communications expense increased $482 thousand for the second quarter of 2022 compared to the same period in 2021, and increased by $206 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to an increase in costs associated with credit card processing services.
Professional fees decreased by $2.8 million for the second quarter of 2022 compared to same period in 2021, and decreased by $3.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in professional fees was due primarily to lower legal fees related to litigation costs.
We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall effective tax rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and six months ended June 30, 2022, total tax credits related to our investment in affordable housing partnerships was approximately $2.3 million and $4.5 million, respectively. The balance of investments in affordable housing partnerships decreased from $63.8 million at June 30, 2021 to $54.5 million at June 30, 2022.
The FDIC assessment expense or premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and on other financial measures. FDIC assessment expenses increased by $166 thousand for the second quarter of 2022 compared to same period in 2021, and increased by $480 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due mainly to an increase in total consolidated assets.
Credit related expense increased $2.8 million for the second quarter of 2022 compared to same period in 2021, and increased by $1.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due largely to increases in provision for loan accrued interest receivables, expenses related to loan collections, and provision for off balance sheet loan commitments. Provision for loan accrued interest receivables for the three and six months ended June 30, 2022 totaled $1.3 million and $1.5 million, respectively, compared to $0 and $600 thousand for the three and six months ended June 30, 2021, respectively. Provision for off balance sheet loan commitments for the three and six months ended June 30, 2022 totaled $180 thousand and $380 thousand, compared to $0 and $105 thousand for the three and six months ended June 30, 2021, respectively.
OREO expense, net experienced a decrease of $293 thousand for the second quarter of 2022 compared to same period in 2021, and decreased $217 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decreases in OREO expense, net for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were due to a decline in OREO related expenses.
We recorded a one-time $2.1 million impairment during the second quarter of 2021 related to the disposition of a licensed compliance related software platform. Management decided to utilize a different platform and therefore the remaining carrying balance for the unused software was fully written off. There was no software impairment during the three and six months ended June 30, 2022.
Other noninterest expense for the three and six months ended June 30, 2022 increased by $1.2 million and $1.1 million, respectively, compared to the three and six months ended June 30, 2021 due to net increases in various expenditures.

Provision for Income Taxes
Income tax provision expense was $18.6 million and $17.8 million for the three months ended June 30, 2022 and 2021, respectively. The effective income tax rates were 26.35% and 24.84% for the three months ended June 30, 2022 and 2021, respectively. Income tax provision expense for the six months ended June 30, 2022 and 2021 was $39.9 million and $31.7 million, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was 26.12% and 24.56%, respectively. The increase in effective tax rate for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to a decrease in affordable housing tax credits.

Financial Condition
At June 30, 2022, our total assets were $18.09 billion, an increase of $200.0 million, or 1.1%, from $17.89 billion at December 31, 2021. The increase in total assets was due to increases in loans receivable and deferred tax assets, partially offset by decreases in investment securities, cash and cash equivalents and loans held for sale during the six months ended June 30, 2022.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at June 30, 2022 totaled $62.9 million, an increase of $5.0 million, or 8.7%, from $57.9 million at December 31, 2021.
At June 30, 2022 and December 31, 2021, total equity investments with readily determinable fair values totaled $24.7 million and $26.8 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $38.2 million and $31.0 million in equity investments without readily determinable fair values as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, equity investments without readily determinable fair values included $36.8 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the six months ended June 30, 2022 and 2021.
Investment Securities Portfolio
At June 30, 2022, we had $2.10 billion in investment securities AFS compared to $2.67 billion at December 31, 2021. The net unrealized loss on the investment securities AFS at June 30, 2022 was $216.3 million compared to a net unrealized loss on securities of $19.4 million at December 31, 2021. The change in unrealized loss on investment securities AFS from December 31, 2021 to June 30, 2022 was due to the increase in market interest rates over the yields available at the time the underlying securities were purchased, and the transfer of securities from AFS to HTM.
As of June 30, 2022, we had $253.0 million in investment securities HTM compared to $0 at December 31, 2021. We have the ability and intent to hold these securities to maturity. During the three months ended June 30, 2022, we transferred $238.9 million in fair value of debt securities from AFS to HTM. The transferred securities had an amortized cost of $275.5 million with a pre-tax net unrealized loss of $36.6 million, which was recorded as a discount and will be amortized as an adjustment to yield. The unrealized holding loss at the date of transfer will continue to be reported, net of taxes, in accumulated other comprehensive income as a component of stockholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the corresponding discount amortization’s impact on interest income.
During the six months ended June 30, 2022, $136.3 million in investment securities were purchased and $211.0 million in investment securities were paid down. For the six months ended June 30, 2022, there were no investment securities that matured, were called, or were sold.
We performed an analysis on our investment portfolio in unrealized loss positions as of June 30, 2022 and December 31, 2021 and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined to have zero loss expectation. At June 30, 2022, we also had 18 asset-backed securities, six corporate securities, and 39 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we expect full payment of principal and interest.
Investments in Affordable Housing Partnerships
At June 30, 2022, we had $54.5 million in investments in affordable housing partnerships compared to $58.4 million at December 31, 2021. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the six months ended June 30, 2022. Commitments to fund investments in affordable housing partnerships totaled $14.5 million at June 30, 2022 compared to $9.5 million at December 31, 2021. The increase in commitments to fund investments in affordable housing partnerships during the six months ended June 30, 2022 was due to new commitments, offset partially by cash contributions which reduced the remaining commitment balances.

Loans Held For Sale
Loans held for sale at June 30, 2022 totaled $76.4 million compared to $99.0 million at December 31, 2021, representing a decrease of $22.7 million, or 22.9%. The decrease in loans held for sale was due to a reduction in SBA and mortgage loans held for sale. Loans held for sale at June 30, 2022 included $40.1 million in SBA loans held for sale, $750 thousand in residential mortgage loans held for sale, and $35.5 million in other loans with elevated credit risk held for sale. At December 31, 2021, loans held for sale consisted of $49.7 million in SBA loans held for sale, $26.2 million in loans with elevated credit risk, and $23.2 million in residential mortgage loans held for sale.

Loans Receivable
At June 30, 2022, loans receivable totaled $14.55 billion, an increase of $593.3 million from $13.95 billion at December 31, 2021. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	June 30, 2022		December 31, 2021
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$75,003	1%	$69,199	—%
Commercial	9,041,439	62%	8,816,080	63%
Construction	218,578	2%	220,652	2%
Total real estate loans	9,335,020	65%	9,105,931	65%
Commercial business	4,395,738	30%	4,208,674	30%
Residential mortgage	773,400	5%	579,626	5%
Consumer and other	41,891	—%	58,512	—%
Total loans receivable, net of deferred costs and fees	14,546,049	100%	13,952,743	100%
Allowance for credit losses	(151,580)		(140,550)
Loans receivable, net of allowance for credit losses	$14,394,469		$13,812,193
Our total loans receivable increased from December 31, 2021 to June 30, 2022 largely due to an increase of $225.4 million in commercial real estate loans, an increase of $193.8 million in residential mortgage loans and an increase of $187.1 million in commercial business loans. The increase in loans as of June 30, 2022 compared to December 31, 2022 was due to record originations during the six months ended June 30, 2022. During the six months ended June 30, 2022, we sold $210.0 million in loans consisting of $128.3 million in SBA loans, $41.9 million in residential mortgage loans and $39.8 million in other loans with elevated credit risk. We also purchased $27.9 million in residential mortgage loans during the six months ended June 30, 2022.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$3,013,883	$2,329,421
Standby letters of credit	121,980	126,137
Other commercial letters of credit	59,888	56,333
Total	$3,195,751	$2,511,891

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $110.6 million at June 30, 2022 compared to $111.8 million at December 31, 2021. The ratio of nonperforming assets to loans receivable and OREO was 0.76% at June 30, 2022 and 0.80% at December 31, 2021. Nonaccrual loans to loans receivable increased from 0.39% at December 31, 2021 to 0.48% at June 30, 2022 and allowance for credit losses to nonaccrual loans declined to 218.03% at June 30, 2022, compared to 257.34% at December 31, 2021. The increase in nonaccrual loans as a percentage of total loans receivable and decline in allowance for credit losses as percentage of nonaccrual loans from December 31, 2021 to June 30, 2022 was primarily due to the increase in nonaccrual loans from one lending relationship totaling $18.6 million.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans (1)	$69,522	$54,616
Loans 90 days or more days past due, still accruing	12,468	2,131
Accruing restructured loans	26,572	52,418
Total nonperforming loans	108,562	109,165
OREO	2,010	2,597
Total nonperforming assets	$110,572	$111,762

Nonaccrual loans to loans receivable	0.48%	0.39%
Nonperforming loans to loans receivable	0.75%	0.78%
Nonperforming assets to loans receivable and OREO	0.76%	0.80%
Nonperforming assets to total assets	0.61%	0.62%
Allowance for credit losses to nonaccrual loans	218.03%	257.34%
Allowance for credit losses to nonperforming loans	139.63%	128.75%
Allowance for credit losses to nonperforming assets	137.09%	125.76%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $13.2 million as of June 30, 2022 and $19.5 million as of December 31, 2021.

Allowance for Credit Losses
The allowance for credit losses (“ACL”) was $151.6 million at June 30, 2022 compared to $140.6 million at December 31, 2021. The ACL was 1.04% and 1.01% of loans receivable at June 30, 2022 and December 31, 2021, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at June 30, 2022 and December 31, 2021 totaled $10.2 million and $12.4 million, respectively. ACL on individually evaluated loans increased to $6.6 million at June 30, 2022 from $5.1 million at December 31, 2021.
Economic forecasts used in the calculation of the June 30, 2022 ACL improved compared to economic forecasts used in the calculation of the December 31, 2021 ACL, which reduced the overall quantitative reserve requirement. However, subsequent to the release of the latest economic forecasts, certain events arose including the rise in inflation and expected future interest rates, a rise in recessionary concerns, and the war in Ukraine which poses a potential risk to the overall stability of global markets. As a result, we incorporated Moody’s S2 forecast scenario which has a more negative outlook of the economy compared to the Consensus forecast scenario that was utilized for the allowance for credit losses as of December 31, 2021. It was management’s view that the S2 scenario was a better reflection of current market expectation compared to the Consensus scenario. As a result, we had a net increase in our ACL as of June 30, 2022 compared to the ACL as of December 31, 2021.

The following table reflects our allocation of the ACL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	June 30, 2022		March 31, 2022		December 31, 2021
	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *
	(Dollars in thousands)
Loan Type
Real estate – residential	$756	1.01%	$652	0.87%	$729	1.05%
Real estate – commercial	97,553	1.08%	104,122	1.16%	106,170	1.20%
Real estate – construction	1,515	0.69%	1,771	0.77%	1,541	0.70%
Commercial business	44,852	1.02%	35,676	0.86%	27,811	0.66%
Residential mortgage	6,079	0.79%	4,262	0.68%	3,316	0.57%
Consumer and other	825	1.97%	967	1.99%	983	1.68%
Total	$151,580	1.04%	$147,450	1.05%	$140,550	1.01%
__________________________________
*    Held-for-sale loans of $76.4 million, $115.8 million and $99.0 million at June 30, 2022, March 31, 2022 and December 31, 2021, respectively, were excluded.

Our ACL coverage ratio increased as of June 30, 2022 compared to December 31, 2021 and March 31, 2022. The increase in ACL coverage ratio was primarily due to the increase in allowance for commercial business loans. The allowance for credit losses on commercial business loans increased as the commercial loan portfolio was impacted by our economic forecasts which had a more negative outlook to consumer spending and higher inflation projections. Commercial real estate price forecasts were not as significantly impacted and therefore allowance for credit losses for commercial real estate loans declined as of June 30, 2022 compared to December 31, 2021 and March 31, 2022.
The increase in total ACL as of June 30, 2022 compared to December 31, 2021 consisted of an increase in both ACL for individually evaluated loans and collectively evaluated loans. Reserves for individually evaluated loans increased from $5.1 million at December 31, 2021 to $6.6 million at June 30, 2022. The allowance requirement for loans evaluated on a collective basis increased to $144.9 million at June 30, 2022 compared to $135.4 million at December 31, 2021.
Total recoveries for the six months ended June 30, 2022 totaled $21.0 million. The high level of recoveries was primarily due to the recovery of a large lending relationship which previously had charge offs totaling $29.6 million during the third quarter of 2021.

The following table presents the provisions (credit) for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
LOANS:
Average loans	$14,327,476	$13,293,591	$14,100,983	$13,319,782
Loans receivable	$14,546,049	$13,424,301	$14,546,049	$13,424,301

ALLOWANCE:
Balance, beginning of period	$147,450	$207,943	$140,550	$206,741
Less loan charge offs:
Real estate – commercial	(476)	(12,172)	(1,751)	(14,990)
Commercial business	(172)	(572)	(349)	(1,182)
Consumer and other	(64)	(48)	(115)	(141)
Total loan charge offs	(712)	(12,792)	(2,215)	(16,313)
Plus loan recoveries:
Real estate – commercial	984	891	18,677	1,475
Commercial business	633	391	2,339	1,081
Consumer and other	25	19	29	168
Total loans recoveries	1,642	1,301	21,045	2,724
Net loan (recoveries) charge offs	930	(11,491)	18,830	(13,589)
Provision (credit) for credit losses	3,200	(7,000)	(7,800)	(3,700)
Balance, end of period	$151,580	$189,452	$151,580	$189,452

Net loan (recoveries) charge offs to average loans*	(0.03)%	0.35%	(0.27)%	0.20%
Allowance for credit losses to loans receivable at end of period	1.04%	1.41%	1.04%	1.41%
Net loan (recoveries) charge offs to allowance for credit losses*	(2.45)%	24.26%	(24.84)%	14.35%
Net loan (recoveries) charge offs to provision (credit) for credit losses	(29.06)%	(164.16)%	241.41%	(367.27)%

__________________________________
*    Annualized
We believe the ACL as of June 30, 2022 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. Among other things, if the effects of the COVID-19 pandemic, rising inflation, potential economic recession, and the war in Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts, which could have a material and adverse effect on our financial condition and results of operations.
Net loan (recoveries) charge offs as a percentage of average loans and allowance for credit losses decreased for three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 due to a large recovery of $17.3 million during the first quarter of 2022 from a single lending relationship that had $29.6 million in charge offs in the third quarter of 2021. For the three and six months ended June 30, 2021, net charge off was impacted by the write-down of $11.8 million related to the sale of $119.3 million in hotel loans with elevated credit risk.

COVID-19 Related Loan Modifications
During the first quarter of 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently, many of those requests for modifications were granted during the second quarter of 2020 in accordance with the guidelines of the CARES Act. Many of these modifications had deferral periods that expired in 2020 but some customers were granted additional modifications. Most of the modifications have expired as of June 30, 2022. As of June 30, 2022, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $808 thousand consisting of one commercial real estate loan. Generally, we have not provided additional modifications under the CARES Act since the end of 2020. Based on our COVID-19 modifications expiration schedule, we expect the remaining active modification to expire by the end of 2022.
The following tables present total COVID-19 related modifications by loan type as of June 30, 2022 and December 31, 2021:

	COVID-19 Modifications
	June 30, 2022
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$—	$75,003	—%	$—
Real estate – commercial
Retail	—	2,549,173	—%	—
Hotel & motel	—	1,139,908	—%	—
Gas station & car wash	—	1,076,369	—%	—
Mixed use	808	796,235	0.1%	2
Industrial & warehouse	—	1,262,262	—%	—
Other	—	2,217,492	—%	—
Real estate – construction	—	218,578	—%	—
Commercial business	—	4,395,738	—%	—
Residential mortgage	—	773,400	—%	—
Consumer and other	—	41,891	—%	—
Total	$808	$14,546,049	—%	$2

	COVID-19 Modifications
	December 31, 2021
	Modified Loans	Loans Receivable	Percentage of Loans Modified	Accrued Interest Receivable on Modified Loans
	(Dollars in thousands)
Real estate – residential	$—	$69,199	—%	$—
Real estate – commercial
Retail	—	2,447,186	—%	—
Hotel & motel	1,811	1,304,874	0.1%	5
Gas station & car wash	—	1,047,226	—%	—
Mixed use	6,740	814,332	0.8%	169
Industrial & warehouse	—	1,229,333	—%	—
Other	3,995	1,973,129	0.2%	42
Real estate – construction	—	220,652	—%	—
Commercial business	—	4,208,674	—%	—
Residential mortgage	9,923	579,626	1.7%	341
Consumer and other	365	58,512	0.6%	17
Total	$22,834	$13,952,743	0.2%	$574

In accordance with the CARES Act and interagency guidance, qualifying modifications provide banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. As of June 30, 2022, loans modified under Section 4013 of the CARES Act and interagency guidance were not included as TDRs unless the loans were previously classified as TDR prior to the modification. When a loan is no longer modified under the CARES Act, the option to temporarily suspend certain requirements under U.S. GAAP no longer applies.
At June 30, 2022, we had $32.0 million in loan accrued interest receivables compared to $36.2 million at December 31, 2021. Total accrued interest receivables related to loans modified due to COVID-19 totaled $2 thousand at June 30, 2022 compared to $574 thousand at December 31, 2021.
OREO
At June 30, 2022, OREO, net totaled $2.0 million, a decrease of $587 thousand compared to $2.6 million at December 31, 2021. During the six months ended June 30, 2022, there were no loans transferred to OREO and we sold one OREO with total carrying balance of $311 thousand. OREO are presented on the balance sheet net of OREO valuation allowances. OREO valuation allowance at June 30, 2022 totaled $1.6 million compared to $1.3 million at December 31, 2021.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At June 30, 2022, deposits remained largely unchanged, with a decrease of $10.8 million, or 0.1%, to $15.03 billion from $15.04 billion at December 31, 2021. The decrease in deposits was primarily due to decreases in demand deposits and time deposits offset partially by an increase in money market and NOW accounts. Demand deposits decreased $61.9 million during the six months ended June 30, 2022 and time deposits decreased $115.1 million.
At June 30, 2022, 37.9% of total deposits were noninterest bearing demand deposits, 17.8% were time deposits, and 44.3% were interest bearing demand and savings deposits. At December 31, 2021, 38.3% of total deposits were noninterest bearing demand deposits, 18.5% were time deposits, and 43.2% were interest bearing demand and savings deposits.
At June 30, 2022, we had $867.5 million in brokered deposits and $300.0 million in California State Treasurer deposits compared to $810.9 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2021. The California State Treasurer time deposits at June 30, 2022 had original maturities of three months, had a weighted average interest rate of 1.18%, and were collateralized with securities with total fair value of $391.3 million. Time deposits of more than $250 thousand at June 30, 2022 totaled $1.06 billion compared to $1.49 billion at December 31, 2021.
The following is a schedule of time deposit maturities as of June 30, 2022:

	June 30, 2022
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,020,612	38%
Over three months through six months	638,121	24%
Over six months through nine months	456,411	17%
Over nine months through twelve months	539,808	20%
Over twelve months	18,292	1%
Total time deposits	$2,673,244	100%

FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At June 30, 2022, FHLB advances totaled $573.0 million compared to $300.0 million in FHLB advances at December 31, 2021. At June 30, 2022 and December 31, 2021, the average weighted remaining maturity of FHLB advances was 1 month and 4 months, respectively.
We did not have FRB borrowings or federal funds purchased at June 30, 2022 and December 31, 2021.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $106.0 million at June 30, 2022 and $105.4 million at December 31, 2021. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date (see footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding Debentures issued).
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at June 30, 2022 was $216.7 million, net of $822 thousand in uncapitalized issuance costs. At December 31, 2021, the net carrying balance of convertible notes was $216.2 million, net of $1.3 million in uncapitalized issuance costs. With the adoption of ASU 2020-06, the convertible notes are accounted for entirely as debt and no longer have a discount or equity portion (see footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued).
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
Total stockholders’ equity was $2.00 billion at June 30, 2022 and $2.09 billion at December 31, 2021. During the six months ended June 30, 2022, stockholders’ equity decreased by $92.6 million due to a decrease in accumulated other comprehensive income of $160.3 million, dividends paid of $33.7 million and share repurchases of $14.7 million, offset partially by net income earned of $112.8 million, and increases in additional paid-in capital consisting of $2.7 million in stock based compensation and $531 thousand in issuance of additional shares of stock. The decrease in accumulated other comprehensive income from December 31, 2021 to June 30, 2022 was due to the increase in unrealized losses on our investment portfolio as a result of rising interest rates.
In January 2022, our Board of Directors approved a new stock repurchase plan that authorizes management to repurchase up to $50.0 million of common stock. Stock repurchases through the new plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. During the three months ended June 30, 2022, we repurchased 1,038,986 shares of common stock totaling $14.7 million. As of June 30, 2022, we have $35.3 million left of the $50.0 million stock repurchase plan.
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
At June 30, 2022, our common equity Tier 1 capital was $1.72 billion compared to $1.66 billion at December 31, 2021. Our Tier 1 capital, defined as stockholders’ equity less intangible assets and includes our trust preferred securities, was $1.82 billion at June 30, 2022 and $1.76 billion at December 31, 2021. At June 30, 2022, the common equity Tier 1 capital ratio was 10.69%. The total capital to risk-weighted assets ratio was 12.13% and the Tier 1 capital to risk-weighted assets ratio was 11.33%. The Tier 1 leverage capital ratio at June 30, 2022 was 10.32%.

At June 30, 2022 and December 31, 2021, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below.

	June 30, 2022
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,718,277	10.69%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,948,953	12.13%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,820,329	11.33%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,820,329	10.32%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,995,242	12.43%	$1,043,628	6.50%	$951,614	5.93%
Total risk-based capital ratio (to risk-weighted assets)	$2,123,866	13.23%	$1,605,581	10.00%	$518,285	3.23%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,995,242	12.43%	$1,284,465	8.00%	$710,777	4.43%
Tier 1 capital to total assets (to average assets)	$1,995,242	11.31%	$881,695	5.00%	$1,113,547	6.31%

	December 31, 2021
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,657,754	11.03%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,867,968	12.42%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,759,207	11.70%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,759,207	10.11%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,947,914	12.96%	$976,919	6.50%	$970,995	6.46%
Total risk-based capital ratio (to risk-weighted assets)	$2,056,675	13.68%	$1,502,952	10.00%	$553,723	3.68%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,947,914	12.96%	$1,202,361	8.00%	$745,553	4.96%
Tier 1 capital to total assets (to average assets)	$1,947,914	11.20%	$869,491	5.00%	$1,078,423	6.20%

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
At June 30, 2022, our total borrowing capacity from the FHLB was $4.14 billion of which $3.55 billion was unused and available to borrow. At June 30, 2022, our total borrowing capacity from the FRB Discount Window was $747.6 million, all of which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, liquid investment securities AFS, and equity investments were $2.09 billion at June 30, 2022 compared to $2.57 billion at December 31, 2021. Cash and cash equivalents were $197.1 million at June 30, 2022 compared to $316.3 million at December 31, 2021. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2022, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table:

	June 30, 2022		December 31, 2021
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	7.28%	(3.77)%	6.95%	0.84%
+ 100 basis points	3.72%	(1.31)%	3.52%	1.55%
- 100 basis points	(3.86)%	(0.30)%	(2.62)%	(5.94)%
- 200 basis points	(7.36)%	(3.82)%	(4.25)%	(15.71)%

LIBOR Transition
On July 27, 2017, the Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021. As a result, it was expected that after 2021, LIBOR rates would no longer be available or would no longer be viewed as an acceptable benchmark rate.
In March 2020, the FASB issued ASU 2020-04 and in January 2021 issued ASU 2021-01 which provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. These issuances are intended to help stakeholders during the global market-wide reference rate transition period.
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
The Company has financial instruments that are indexed to LIBOR including investment securities, loans, derivatives, subordinated debentures, and other financial contracts as of June 30, 2022. The Company has formed a committee to oversee the transition process and to facilitate an orderly transition from LIBOR, and other interbank offered rates, to alternative reference rates for the Company and its clients in a manner consistent with supervisory expectations. Since January 1, 2022, the Company has ceased to originate any LIBOR based financial instruments. The Company has limited LIBOR exposures subsequent to June 2023. The transition away from LIBOR is not expected to have a material impact on the Company’s consolidated financial statements. For additional information about our associated risks, please refer to Item 1A, Risk Factors, in our 2021 Form 10-K.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $10 thousand at June 30, 2022. It is reasonably possible the Company may incur losses. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three and six months ended June 30, 2022.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company repurchased approximately $14.7 million in common stock during the three months ended June 30, 2022.
The following table summarizes share repurchase activities during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
April 1, 2022 to April 30, 2022	—	$—	—	$50,000
May 1, 2022 to May 31, 2022	—	—	—	50,000
June 1, 2022 to June 30, 2022	1,038,986	14.12	1,038,986	35,333
Total	1,038,986	$14.12	1,038,986

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

HOPE BANCORP, INC.

Date:	August 4, 2022	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	August 4, 2022	/s/ Alex Ko
Alex Ko
Senior Executive Vice President and Chief Financial Officer