Form 10-Q
period 2022-09-30
HOPE BANCORP INC
filed 2022-11-04
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 2, 2022, there were 119,481,768 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the COVID-19 pandemic and its impact on our financial position, results of operations, liquidity, and capitalization; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; geopolitical instability or unrest; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$230,250	$271,319
Interest bearing cash in other banks	101,086	44,947
Total cash and cash equivalents	331,336	316,266
Interest bearing deposits in other financial institutions	3,968	12,851
Investment securities available for sale, at fair value	1,993,348	2,666,275
Investment securities held to maturity, at amortized cost; fair value of $258,677 and $0 at September 30, 2022 and December 31, 2021, respectively	271,185	—
Equity investments	42,324	57,860
Loans held for sale, at the lower of cost or fair value	41,989	99,049
Loans receivable, net of allowance for credit losses of $160,561 and $140,550 at September 30, 2022 and December 31, 2021, respectively	15,330,626	13,812,193
Other real estate owned (“OREO”), net	1,480	2,597
Federal Home Loan Bank (“FHLB”) stock, at cost	18,900	17,250
Premises and equipment, net	46,169	45,667
Accrued interest receivable	42,363	41,842
Deferred tax assets, net	149,383	49,719
Customers’ liabilities on acceptances	570	1,521
Bank owned life insurance (“BOLI”)	76,788	77,081
Investments in affordable housing partnerships	50,259	58,387
Operating lease right-of-use assets, net	55,362	52,701
Goodwill	464,450	464,450
Core deposit intangible assets, net	6,212	7,671
Servicing assets, net	11,601	10,418
Other assets	145,075	95,263
Total assets	$19,083,388	$17,889,061

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$5,590,952	$5,751,870
Interest bearing:
Money market and NOW accounts	5,885,093	6,178,850
Savings deposits	317,841	321,377
Time deposits	3,708,323	2,788,353
Total deposits	15,502,209	15,040,450
FHLB and FRB borrowings	1,072,000	300,000
Convertible notes, net	216,913	216,209
Subordinated debentures, net	106,258	105,354
Accrued interest payable	11,713	4,272
Acceptances outstanding	570	1,521
Operating lease liabilities	59,334	57,303
Commitments to fund investments in affordable housing partnerships	12,399	9,514
Other liabilities	126,267	61,455
Total liabilities	$17,107,663	$15,796,078
Commitments and contingent liabilities (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 136,862,088 and 119,479,253 shares, respectively, at September 30, 2022, and issued and outstanding 136,350,301 and 120,006,452 shares, respectively, at December 31, 2021	$137	$136
Additional paid-in capital	1,428,052	1,421,698
Retained earnings	1,048,738	932,561
Treasury stock, at cost; 17,382,835 and 16,343,849 shares at September 30, 2022 and December 31, 2021, respectively	(264,667)	(250,000)
Accumulated other comprehensive loss, net	(236,535)	(11,412)
Total stockholders’ equity	1,975,725	2,092,983
Total liabilities and stockholders’ equity	$19,083,388	$17,889,061

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$175,078	$132,794	$452,774	$394,353
Interest on investment securities	13,498	9,207	37,462	24,835
Interest on other investments	606	865	1,642	2,175
Total interest income	189,182	142,866	491,878	421,363
INTEREST EXPENSE:
Interest on deposits	30,667	9,640	51,563	33,106
Interest on FHLB and FRB borrowings	2,393	640	4,537	1,913
Interest on other borrowings and convertible notes	2,936	2,290	7,878	6,892
Total interest expense	35,996	12,570	63,978	41,911
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	153,186	130,296	427,900	379,452
PROVISION (CREDIT) FOR CREDIT LOSSES	9,200	(10,000)	1,400	(13,700)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	143,986	140,296	426,500	393,152
NONINTEREST INCOME:
Service fees on deposit accounts	2,535	1,814	6,779	5,381
International service fees	834	889	2,372	2,525
Loan servicing fees, net	981	642	2,660	2,620
Wire transfer fees	856	836	2,614	2,603
Swap fees	1,193	293	2,153	525
Net gains on sales of SBA loans	2,782	2,459	14,189	4,834
Net gains on sales of residential mortgage loans	29	781	862	3,905
Net gains (losses) on sales of other loans	117	—	(430)	—
Other income and fees	4,028	2,903	8,088	8,104
Total noninterest income	13,355	10,617	39,287	30,497
NONINTEREST EXPENSE:
Salaries and employee benefits	53,222	47,018	152,025	130,543
Occupancy	6,682	7,473	21,195	21,507
Furniture and equipment	4,967	4,429	14,389	13,437
Advertising and marketing	1,739	2,656	5,601	6,378
Data processing and communications	2,469	2,394	7,823	7,542
Professional fees	1,196	2,431	4,989	9,729
Investments in affordable housing partnership expenses	2,329	2,646	6,192	8,300
FDIC assessments	1,633	1,204	4,652	3,743
Credit related expenses	873	1,266	4,857	3,527
OREO expense, net	378	248	740	827
Software impairment	—	—	—	2,146
Earnings credit rebate	4,685	407	5,996	1,287
Other	3,741	3,330	11,193	10,090
Total noninterest expense	83,914	75,502	239,652	219,056
INCOME BEFORE INCOME TAXES	73,427	75,411	226,135	204,593
INCOME TAX PROVISION	19,679	19,912	59,561	51,644
NET INCOME	$53,748	$55,499	$166,574	$152,949

EARNINGS PER COMMON SHARE
Basic	$0.45	$0.45	$1.39	$1.24
Diluted	$0.45	$0.45	$1.38	$1.23

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$53,748	$55,499	$166,574	$152,949
Other comprehensive loss:
Change in unrealized net holding losses on securities available for sale	(112,043)	(16,433)	(308,974)	(43,050)
Change in unrealized net holding losses on securities transferred from available for sale to held to maturity	—	—	(36,576)	—
Change in unrealized net holding gains on interest rate swaps used in cash flow hedges	18,893	120	24,901	1,643
Reclassification adjustments for net losses realized in net income	662	88	688	227
Tax effect	27,660	4,717	94,838	11,970
Other comprehensive loss, net of tax	(64,828)	(11,508)	(225,123)	(29,210)
Total comprehensive (loss) income	$(11,080)	$43,991	$(58,549)	$123,739

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JUNE 30, 2021	123,673,832	$136	$1,418,135	$859,548	$(200,000)	$15,051	$2,092,870
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	11,655						—
Stock-based compensation			2,016				2,016
Cash dividends declared on common stock ($0.14 per share)				(17,281)			(17,281)
Comprehensive income:
Net income				55,499			55,499
Other comprehensive loss						(11,508)	(11,508)
Repurchase of treasury stock	(3,487,426)				(47,198)		(47,198)
BALANCE, SEPTEMBER 30, 2021	120,198,061	$136	$1,420,151	$897,766	$(247,198)	$3,543	$2,074,398

BALANCE, JUNE 30, 2022	119,473,939	$137	$1,424,891	$1,011,715	$(264,667)	$(171,707)	$2,000,369
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	5,314						—
Stock-based compensation			3,161				3,161
Cash dividends declared on common stock ($0.14 per share)				(16,725)			(16,725)
Comprehensive loss:
Net income				53,748			53,748
Other comprehensive loss						(64,828)	(64,828)
BALANCE, SEPTEMBER 30, 2022	119,479,253	$137	$1,428,052	$1,048,738	$(264,667)	$(236,535)	$1,975,725

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2020	123,264,864	$136	$1,434,916	$785,940	$(200,000)	$32,753	$2,053,745
Adoption of ASU 2020-06			(21,420)	10,715			(10,705)
Adoption of ASU 2020-06 tax adjustment			3,154				3,154
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	420,623						—
Stock-based compensation			3,501				3,501
Cash dividends declared on common stock ($0.42 per share)				(51,838)			(51,838)
Comprehensive income:
Net income				152,949			152,949
Other comprehensive loss						(29,210)	(29,210)
Repurchase of treasury stock	(3,487,426)				(47,198)		(47,198)
BALANCE, SEPTEMBER 30, 2021	120,198,061	$136	$1,420,151	$897,766	$(247,198)	$3,543	$2,074,398

BALANCE, DECEMBER 31, 2021	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	511,787	1	530				531
Stock-based compensation			5,824				5,824
Cash dividends declared on common stock ($0.42 per share)				(50,397)			(50,397)
Comprehensive loss:
Net income				166,574			166,574
Other comprehensive loss						(225,123)	(225,123)
Repurchase of treasury stock	(1,038,986)				(14,667)		(14,667)
BALANCE, SEPTEMBER 30, 2022	119,479,253	$137	$1,428,052	$1,048,738	$(264,667)	$(236,535)	$1,975,725

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,574	$152,949
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	15,558	19,815
Stock-based compensation expense	9,285	6,835
Provision (credit) for credit losses	1,400	(13,700)
Provision for unfunded loan commitments	130	105
Provision for accrued interest receivables on loans	1,650	770
Valuation adjustment of OREO	415	583
Net gains on sales of loans	(14,621)	(8,739)
Losses on BOLI	293	9
Net change in fair value of derivatives	98	(61)
Net losses on sale and disposal of premises and equipment	2	8
Net losses (gains) on sales of OREO	178	(1)
Net change in fair value of equity investments with readily determinable fair value	1,918	534
Losses on investments in affordable housing partnerships	7,901	8,080
Software impairment	—	2,146
Net change in deferred income taxes	(5,387)	29,988
Proceeds from sales of loans held for sale	174,791	178,520
Originations of loans held for sale	(52,415)	(150,720)
Originations of servicing assets	(4,228)	(2,039)
Net change in accrued interest receivable	(3,916)	11,558
Net change in other assets	(4,502)	4,362
Net change in accrued interest payable	7,441	(9,339)
Net change in other liabilities	64,682	(8,787)
Net cash provided by operating activities	367,247	222,876
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	—	(1,992)
Redemption of interest bearing deposits in other financial institutions	8,883	18,294
Investment securities available for sale:
Purchase of securities	(195,796)	(993,912)
Proceeds from matured, called, or paid-down securities	277,317	552,757
Investment securities held to maturity:
Purchase of securities	(37,985)	—
Proceeds from matured, called, or paid-down securities	6,939	—
Proceeds from sale of equity investments	20,603	819
Purchase of equity investments	(196)	—
Proceeds from sales of other loans held for sale previously classified as held for investment	137,836	179,291
Purchase of loans receivable	(47,655)	(214,988)
Net change in loans receivable	(1,678,133)	(59,412)
Proceeds from sales of OREO	524	3,297
Purchase of FHLB stock	(21,378)	—
Redemption of FHLB stock	19,728	—
Purchase of premises and equipment	(6,548)	(4,753)
Proceeds from BOLI death benefits	1,215	1,847
Investments in affordable housing partnerships	(3,296)	(3,596)
Net cash used in investing activities	(1,517,942)	(522,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	461,759	728,615
Proceeds from FHLB advances	23,650,885	1,540,000
Repayment of FHLB advances	(23,250,885)	(1,590,000)
Proceeds from FRB borrowings	7,647,000	—
Repayment of FRB borrowings	(7,275,000)	—
Purchase of treasury stock	(14,667)	(47,198)
Cash dividends paid on common stock	(50,397)	(51,838)
Taxes paid in net settlement of restricted stock	(3,461)	(3,334)
Issuance of additional stock pursuant to various stock plans	531	—
Net cash provided by financing activities	1,165,765	576,245
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,070	276,773
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,266	350,579
CASH AND CASH EQUIVALENTS, END OF PERIOD	$331,336	$627,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$54,929	$49,667
Income taxes paid	$70,475	$43,149

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	$219,287	$374,034
Transfer from loans held for sale to loans receivable	$8,324	$3,404
Transfer from investment securities available for sale to held to maturity, at fair value	$238,966	$—
Lease liabilities arising from obtaining right-of-use assets	$13,698	$965

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of September 30, 2022, the Bank operated branches in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Alabama and Georgia, loan production offices in Colorado, Texas, Oregon, Washington, Georgia, Southern California, and Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2022 and December 31, 2021 and the results of operations for the three and nine months ended September 30, 2022 and 2021. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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

3.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended September 30, 2022 and 2021, stock options and restricted share awards of 751,973 and 934,036 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the nine months ended September 30, 2022 and 2021, stock options and restricted share awards of 715,058 and 743,553 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). With the adoption of ASU 2020-06, the if-converted method is required for calculating dilutive EPS for all convertible instruments since the treasury stock method is no longer available. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and nine months ended September 30, 2022 and 2021, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and nine months ended September 30, 2022 and 2021 as the conversion price exceeded the market price of the Company’s stock.
The following tables show the computation of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022			2021
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$53,748	119,476,035	$0.45	$55,499	122,244,948	$0.45
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		520,488			663,588
Diluted EPS - common stock	$53,748	119,996,523	$0.45	$55,499	122,908,536	$0.45

	Nine Months Ended September 30,
	2022			2021
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$166,574	119,940,044	$1.39	$152,949	123,050,174	$1.24
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		655,944			798,338
Diluted EPS - common stock	$166,574	120,595,988	$1.38	$152,949	123,848,512	$1.23

4.    Equity Investments
Equity investments with readily determinable fair values at September 30, 2022 and December 31, 2021, consisted of mutual funds in the amounts of $4.3 million and $26.8 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three and nine months ended September 30, 2022 and 2021 were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$186	$(127)	$(1,926)	$(534)
Less: Net change in fair value recorded on equity investments sold during the period	375	—	(1,354)	—
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$(189)	$(127)	$(572)	$(534)

The decline in fair value of the Company’s equity investments with readily determinable fair values was due to the recent increases in market interest rates over the yield available at the time the equity investments were purchased. For the three and nine months ended September 30, 2022, the Company received proceeds of $20.6 million from the sale of equity investments with readily determinable fair values and recognized a net realized gain of $375 thousand.
At September 30, 2022 and December 31, 2021, the Company also had equity investments without readily determinable fair values which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At September 30, 2022, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $38.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $36.7 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2021, the total balance of equity investments without readily determinable fair values was $31.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $29.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and nine months ended September 30, 2022 and 2021.

5.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities available for sale:
U.S. Treasury securities	$3,988	$—	$(99)	$3,889
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(125)	3,875
Collateralized mortgage obligations	974,052	9	(149,734)	824,327
Mortgage-backed securities:
Residential	555,997	—	(99,407)	456,590
Commercial	426,483	—	(46,868)	379,615
Asset-backed securities	153,548	—	(9,645)	143,903
Corporate securities	23,362	—	(4,647)	18,715
Municipal securities	180,265	—	(17,831)	162,434
Total investment securities available for sale	$2,321,695	$9	$(328,356)	$1,993,348

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities held to maturity:
U.S. Government agency and U.S. Government sponsored enterprises:
Mortgage-backed securities:
Residential	$159,538	$—	$(7,840)	$151,698
Commercial	111,647	—	(4,668)	106,979
Total investment securities held to maturity	$271,185	$—	$(12,508)	$258,677

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$1,039,543	$3,357	$(16,470)	$1,026,430
Mortgage-backed securities:
Residential	769,113	1,985	(11,874)	759,224
Commercial	595,659	9,103	(5,360)	599,402
Asset-backed securities	153,564	11	(124)	153,451
Corporate securities	23,398	130	(1,044)	22,484
Municipal securities	104,371	1,680	(767)	105,284
Total investment securities available for sale	$2,685,648	$16,266	$(35,639)	$2,666,275

During the second quarter of 2022, the Company transferred $238.9 million in fair value of debt securities from available for sale (“AFS”) to held to maturity (“HTM”). The transferred securities had an amortized cost of $275.5 million with a pre-tax net unrealized loss of $36.6 million, which was recorded as a discount subsequent to the transfer and will be amortized as an adjustment of yield. The unrealized holding loss at the date of transfer will continue to be reported, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity, and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization. The Company has the ability and intent to hold these securities to maturity. At the time of transfer, there was no previously recorded allowance for credit losses on investment securities AFS transferred to HTM.
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at September 30, 2022 and December 31, 2021 totaled $6.5 million and $5.6 million, respectively.
As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At September 30, 2022 and December 31, 2021, $230.8 million and $13.0 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2022 and 2021, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings resulting from the sale of investments securities AFS.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Interest income on investment securities
Taxable	$12,907	$9,025	$36,303	$24,182
Nontaxable	591	182	1,159	653
Total	$13,498	$9,207	$37,462	$24,835
The amortized cost and estimated fair value of investment securities at September 30, 2022, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$2,616	$2,565	$—	$—
Due after one year through five years	102,687	95,593	—	—
Due after five years through ten years	159,709	143,728	36,906	35,677
Due after ten years	2,056,683	1,751,462	234,279	223,000
Total	$2,321,695	$1,993,348	$271,185	$258,677

Securities with carrying values of approximately $369.5 million and $362.2 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

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

	September 30, 2022
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	1	$3,889	$(99)	—	$—	$—	1	$3,889	$(99)
Agency securities*	1	3,875	(125)	—	—	—	1	3,875	(125)
Collateralized mortgage obligations*	87	213,800	(23,090)	36	605,594	(126,644)	123	819,394	(149,734)
Mortgage-backed securities:
Residential*	31	102,932	(16,266)	34	353,658	(83,141)	65	456,590	(99,407)
Commercial*	42	259,911	(23,430)	13	119,704	(23,438)	55	379,615	(46,868)
Asset-backed securities	9	71,998	(4,759)	9	71,905	(4,886)	18	143,903	(9,645)
Corporate securities	1	3,533	(467)	5	15,182	(4,180)	6	18,715	(4,647)
Municipal securities	61	131,751	(13,514)	13	30,683	(4,317)	74	162,434	(17,831)
Total	233	$791,689	$(81,750)	110	$1,196,726	$(246,606)	343	$1,988,415	$(328,356)

	December 31, 2021
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	39	$757,799	$(15,445)	2	$37,438	$(1,025)	41	$795,237	$(16,470)
Mortgage-backed securities:
Residential*	49	603,372	(9,371)	13	75,211	(2,503)	62	678,583	(11,874)
Commercial*	24	214,384	(3,339)	4	57,656	(2,021)	28	272,040	(5,360)
Asset-backed securities	13	115,885	(124)	—	—	—	13	115,885	(124)
Corporate securities	4	14,067	(331)	1	4,288	(713)	5	18,355	(1,044)
Municipal securities	23	59,403	(767)	—	—	—	23	59,403	(767)
Total	152	$1,764,910	$(29,377)	20	$174,593	$(6,262)	172	$1,939,503	$(35,639)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at September 30, 2022. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on other securities that were in an unrealized loss position have been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.

Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS as of September 30, 2022 and December 31, 2021.
Approximately 85% of the Company’s investment portfolio at September 30, 2022 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. In addition, the Company had one U.S. Treasury note issued and guaranteed by the U.S. government. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had 18 asset-backed securities, six corporate securities, and 74 municipal bonds in unrealized loss positions at September 30, 2022. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at September 30, 2022.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by the U.S. government or government-sponsored enterprises, are highly rated by major rating agencies, and have a long history of no credit losses are an example of such securities to which the Company applies a zero credit loss assumption. Any expected credit loss is provided through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At September 30, 2022, all of the Company’s investment securities HTM are issued by the U.S. government or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM as of September 30, 2022.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by major category:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$75,488	$69,199
Commercial	9,216,194	8,816,080
Construction	213,211	220,652
Total real estate loans	9,504,893	9,105,931
Commercial business *	5,124,421	4,208,674
Residential mortgage	823,809	579,626
Consumer and other	38,064	58,512
Loans receivable	15,491,187	13,952,743
Allowance for credit losses	(160,561)	(140,550)
Loans receivable, net of allowance for credit losses	$15,330,626	$13,812,193
__________________________________
* Commercial business loans as of September 30, 2022 and December 31, 2021 include $5.9 million and $228.1 million, respectively, in SBA Paycheck Protection Program loans
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred fees of $9.3 million and $6.2 million at September 30, 2022 and December 31, 2021, respectively. Net loan fees related to SBA Paycheck Protection Program (“PPP”) loans totaled $130 thousand at September 30, 2022 compared to $6.7 million at December 31, 2021 and included fees from the origination of SBA PPP loans net of deferred origination costs.
The loan portfolio consists of four segments: real estate, commercial business, residential mortgage, and consumer and other loans. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs and also includes warehouse lines of credit and SBA PPP loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
Loans receivable increased $1.54 billion from December 31, 2021 to $15.49 billion as of September 30, 2022. The increase in loans receivable during the nine months ended September 30, 2022 was due to an increase in all loan types apart from consumer and other loans. Record loan originations in 2022 contributed to the growth of the Company’s loan portfolio as of September 30, 2022 compared to December 31, 2021.
The Company had $42.0 million in loans held for sale as of September 30, 2022 compared to $99.0 million at December 31, 2021. Loans held for sale at September 30, 2022 consisted of $41.1 million in SBA guaranteed loans and $900 thousand in residential mortgage loans.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three and nine months ended September 30, 2022 and 2021. Recoveries for the nine months ended September 30, 2022 included $17.3 million in recoveries from a single lending relationship that had $29.6 million in charge-offs in the third quarter of 2021.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended September 30, 2022
Balance, beginning of period	$99,824	$44,852	$6,079	$825	$151,580
Provision (credit) for credit losses	109	8,276	837	(22)	9,200
Loans charged off	(185)	(262)	(22)	(81)	(550)
Recoveries of charge offs	176	147	—	8	331
Balance, end of period	$99,924	$53,013	$6,894	$730	$160,561

Nine Months Ended September 30, 2022
Balance, beginning of period	$108,440	$27,811	$3,316	$983	$140,550
Provision (credit) for credit losses	(25,433)	23,327	3,600	(94)	1,400
Loans charged off	(1,936)	(611)	(22)	(196)	(2,765)
Recoveries of charge offs	18,853	2,486	—	37	21,376
Balance, end of period	$99,924	$53,013	$6,894	$730	$160,561

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended September 30, 2021
Balance, beginning of period	$155,253	$29,500	$3,612	$1,087	$189,452
Provision (credit) for credit losses	(9,142)	(1,011)	—	153	(10,000)
Loans charged off	(41,655)	(1,895)	(923)	(110)	(44,583)
Recoveries of charge offs	1,113	778	—	14	1,905
Balance, end of period	$105,569	$27,372	$2,689	$1,144	$136,774

Nine Months Ended September 30, 2021
Balance, beginning of period	$162,196	$39,155	$4,227	$1,163	$206,741
Provision (credit) for credit losses	(2,570)	(10,565)	(615)	50	(13,700)
Loans charged off	(56,645)	(3,077)	(923)	(251)	(60,896)
Recoveries of charge offs	2,588	1,859	—	182	4,629
Balance, end of period	$105,569	$27,372	$2,689	$1,144	$136,774

The following tables break out the allowance for credit losses and loan balance by measurement methodology at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,956	$4,207	$15	$21	$7,199
Collectively evaluated	96,968	48,806	6,879	709	153,362
Total	$99,924	$53,013	$6,894	$730	$160,561

Loans outstanding:
Individually evaluated	$62,936	$17,553	$8,731	$429	$89,649
Collectively evaluated	9,441,957	5,106,868	815,078	37,635	15,401,538
Total	$9,504,893	$5,124,421	$823,809	$38,064	$15,491,187

	December 31, 2021
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,025	$3,056	$11	$23	$5,115
Collectively evaluated	106,415	24,755	3,305	960	135,435
Total	$108,440	$27,811	$3,316	$983	$140,550

Loans outstanding:
Individually evaluated	$83,347	$19,407	$3,470	$409	$106,633
Collectively evaluated	9,022,584	4,189,267	576,156	58,103	13,846,110
Total	$9,105,931	$4,208,674	$579,626	$58,512	$13,952,743
As of September 30, 2022 and December 31, 2021, reserves for unfunded loan commitments recorded in other liabilities were $1.2 million and $1.1 million, respectively. For the three months ended September 30, 2022, the Company recorded a credit for unfunded commitments in credit related expenses totaling $250 thousand and recorded for the nine months ended September 30, 2022, additions to reserves for unfunded commitments totaling $130 thousand. For the three and nine months ended September 30, 2021, the Company recorded additions to reserves for unfunded commitments totaling $0 and $105 thousand, respectively.

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
The tables below represent the amortized cost of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	20,546	4,687	25,233	—
Hotel & motel	5,815	4,062	9,877	4,618
Gas station & car wash	2,847	1,011	3,858	—
Mixed use	781	3,258	4,039	—
Industrial & warehouse	129	919	1,048	—
Other	1,830	1,922	3,752	—
Real estate – construction	—	—	—	—
Commercial business	1,625	6,050	7,675	419
Residential mortgage	5,967	2,764	8,731	—
Consumer and other	—	358	358	269
Total	$39,540	$25,031	$64,571	$5,306

	December 31, 2021
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	7,586	2,604	10,190	—
Hotel & motel	5,471	6,564	12,035	—
Gas station & car wash	575	1,267	1,842	—
Mixed use	5,307	1,412	6,719	—
Industrial & warehouse	687	1,897	2,584	—
Other	1,233	5,153	6,386	215
Real estate – construction	—	—	—	—
Commercial business	4,726	6,299	11,025	1,494
Residential mortgage	275	3,195	3,470	—
Consumer and other	—	365	365	422
Total	$25,860	$28,756	$54,616	$2,131
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $9.9 million and $19.5 million, at September 30, 2022 and December 31, 2021, respectively.

The following table presents the amortized cost of collateral dependent loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial	47,272	—	47,272	65,590	—	65,590
Real estate – construction	—	—	—	—	—	—
Commercial business	1,626	5,795	7,421	1,767	6,615	8,382
Residential mortgage	5,967	—	5,967	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$54,865	$5,795	$60,660	$67,357	$6,615	$73,972

Collateral on loans is a significant portion of what secures collateral dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the nine months ended September 30, 2022, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general deterioration or from other factors.
Accrued interest receivables on loans totaled $35.7 million at September 30, 2022 and $36.2 million at December 31, 2021. With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivables by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Real estate	$154	$1,071	$1,406	$2,761
Commercial business	21	12	47	49
Residential mortgage	153	—	292	(4)
Consumer and other	—	—	—	—
Total	$328	$1,083	$1,745	$2,806

The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of September 30, 2022 and December 31, 2021 by class of loans:

	September 30, 2022				December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial
Retail	5,086	—	5,412	10,498	1,250	927	9,167	11,344
Hotel & motel	222	4,708	8,456	13,386	9,320	4,148	4,760	18,228
Gas station & car wash	—	—	1,093	1,093	575	—	832	1,407
Mixed use	—	—	3,659	3,659	1,124	—	5,625	6,749
Industrial & warehouse	32	86	408	526	247	—	785	1,032
Other	—	236	2,021	2,257	1,198	6,522	3,185	10,905
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	6,070	958	3,132	10,160	1,792	2,362	6,482	10,636
Residential mortgage	1,764	241	4,795	6,800	14,177	—	3,099	17,276
Consumer and other	273	46	627	946	59	21	787	867
Total Past Due	$13,447	$6,275	$29,603	$49,325	$29,742	$13,980	$34,722	$78,444

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

The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Term Loan by Origination Year						Revolving Loans	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$14,306	$25,324	$9,743	$9,085	$3,990	$7,146	$4,670	$74,264
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	662	562	—	1,224
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$14,306	$25,324	$9,743	$9,085	$4,652	$7,708	$4,670	$75,488
Real Estate - Commercial
Pass / not rated	$2,083,073	$2,195,049	$1,328,885	$1,055,329	$1,039,822	$1,272,491	$93,323	$9,067,972
Special mention	—	11,640	1,714	—	4,529	3,871	202	21,956
Substandard	1,017	8,716	2,737	19,041	21,684	72,794	277	126,266
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$2,084,090	$2,215,405	$1,333,336	$1,074,370	$1,066,035	$1,349,156	$93,802	$9,216,194
Real Estate - Construction
Pass / not rated	$1,435	$38,964	$62,814	$35,424	$8,053	$4,607	$89	$151,386
Special mention	—	—	—	—	—	16,144	—	16,144
Substandard	45,681	—	—	—	—	—	—	45,681
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$47,116	$38,964	$62,814	$35,424	$8,053	$20,751	$89	$213,211
Commercial Business
Pass / not rated	$1,920,005	$1,214,335	$327,471	$351,613	$74,395	$103,832	$1,069,033	$5,060,684
Special mention	—	20,390	13,621	119	2,099	485	4,585	41,299
Substandard	252	3,214	6,324	2,229	1,206	5,268	3,945	22,438
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,920,257	$1,237,939	$347,416	$353,961	$77,700	$109,585	$1,077,563	$5,124,421
Residential Mortgage
Pass / not rated	$346,195	$289,014	$1,395	$34,293	$65,713	$78,468	$—	$815,078
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	107	387	8,237	—	8,731
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$346,195	$289,014	$1,395	$34,400	$66,100	$86,705	$—	$823,809
Consumer and Other
Pass / not rated	$2,837	$1,047	$3,816	$1,355	$1,185	$7,026	$20,425	$37,691
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	373	—	373
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$2,837	$1,047	$3,816	$1,355	$1,185	$7,399	$20,425	$38,064
Total Loans
Pass / not rated	$4,367,851	$3,763,733	$1,734,124	$1,487,099	$1,193,158	$1,473,570	$1,187,540	$15,207,075
Special mention	—	32,030	15,335	119	6,628	20,500	4,787	79,399
Substandard	46,950	11,930	9,061	21,377	23,939	87,234	4,222	204,713
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$4,414,801	$3,807,693	$1,758,520	$1,508,595	$1,223,725	$1,581,304	$1,196,549	$15,491,187

	December 31, 2021
	Term Loan by Origination Year						Revolving Loans	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$26,093	$10,471	$11,442	$4,952	$2,987	$7,260	$4,403	$67,608
Special mention	—	—	—	534	—	924	—	1,458
Substandard	—	—	—	133	—	—	—	133
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$26,093	$10,471	$11,442	$5,619	$2,987	$8,184	$4,403	$69,199
Real Estate - Commercial
Pass / not rated	$2,451,662	$1,415,909	$1,252,851	$1,238,425	$883,790	$1,086,182	$89,501	$8,418,320
Special mention	5,553	8,882	39,567	20,203	27,204	73,090	5,970	180,469
Substandard	7,436	7,718	17,533	25,330	53,000	105,995	279	217,291
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$2,464,651	$1,432,509	$1,309,951	$1,283,958	$963,994	$1,265,267	$95,750	$8,816,080
Real Estate - Construction
Pass / not rated	$16,545	$67,628	$32,044	$32,908	$8,292	$5,685	$89	$163,191
Special mention	—	—	—	45,996	5,074	6,391	—	57,461
Substandard	—	—	—	—	—	—	—	—
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$16,545	$67,628	$32,044	$78,904	$13,366	$12,076	$89	$220,652
Commercial Business
Pass / not rated	$1,755,104	$431,145	$461,460	$98,812	$53,629	$70,294	$1,299,372	$4,169,816
Special mention	1,379	523	4,780	2,897	550	5,083	2,594	17,806
Substandard	3,796	941	2,308	1,651	3,803	3,461	5,092	21,052
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,760,279	$432,609	$468,548	$103,360	$57,982	$78,838	$1,307,058	$4,208,674
Residential Mortgage
Pass / not rated	$282,191	$1,420	$40,377	$112,743	$85,446	$53,979	$—	$576,156
Special mention	—	—	—	—	—	—	—	—
Substandard	275	—	128	394	541	2,132	—	3,470
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$282,466	$1,420	$40,505	$113,137	$85,987	$56,111	$—	$579,626
Consumer and Other
Pass / not rated	$19,203	$5,347	$1,783	$1,699	$1,769	$6,165	$22,095	$58,061
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	451	—	451
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$19,203	$5,347	$1,783	$1,699	$1,769	$6,616	$22,095	$58,512
Total Loans
Pass / not rated	$4,550,798	$1,931,920	$1,799,957	$1,489,539	$1,035,913	$1,229,565	$1,415,460	$13,453,152
Special mention	6,932	9,405	44,347	69,630	32,828	85,488	8,564	257,194
Substandard	11,507	8,659	19,969	27,508	57,344	112,039	5,371	242,397
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$4,569,237	$1,949,984	$1,864,273	$1,586,677	$1,126,085	$1,427,092	$1,429,395	$13,952,743

For the three and nine months ended September 30, 2022 and the twelve months ended December 31, 2021, there were no revolving loans converted to term loans.
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the three and nine months ended September 30, 2022 and 2021 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$36,704	$107,191	$192,190	$278,366
Commercial business	10,328	78,990	27,097	88,650
Residential mortgage	—	7,018	—	7,018
Total	$47,032	$193,199	$219,287	$374,034
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. In aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio as of September 30, 2022.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. As of September 30, 2022, the Company utilized the Consensus economic forecast scenario from Moody’s as it best aligned with management’s expectations of future forecasts. The Company also utilized Moody’s Consensus economic forecast for the calculation of the December 31, 2021 ACL. The Consensus economic forecast projects that GDP growth will decline to less than 1.0% in 2023 then grow to over 2.0% by the end of 2024 with unemployment rising to the peak of 4.0% in 2023 and 2024. Commercial real estate prices in the Consensus scenario is expected to see a substantial reduction with the commercial real estate price index declining to -0.4% for 2023 before increasing to 4.5% for 2024.

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

The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$62,936	$—	$17,553	$8,731	$429	$89,649
ACL on individually evaluated loans	$—	$2,956	$—	$4,207	$15	$21	$7,199
Individually evaluated loans ACL coverage	N/A	4.70%	N/A	23.97%	0.17%	4.90%	8.03%
Collectively evaluated loans	$75,488	$9,153,258	$213,211	$5,106,868	$815,078	$37,635	$15,401,538
ACL on collectively evaluated loans	$850	$94,579	$1,539	$48,806	$6,879	$709	$153,362
Collectively evaluated loans ACL coverage	1.13%	1.03%	0.72%	0.96%	0.84%	1.88%	1.00%
Total loans	$75,488	$9,216,194	$213,211	$5,124,421	$823,809	$38,064	$15,491,187
Total ACL	$850	$97,535	$1,539	$53,013	$6,894	$730	$160,561
Total ACL to total loans	1.13%	1.06%	0.72%	1.03%	0.84%	1.92%	1.04%

	December 31, 2021
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$83,347	$—	$19,407	$3,470	$409	$106,633
ACL on individually evaluated loans	$—	$2,025	$—	$3,056	$11	$23	$5,115
Individually evaluated loans ACL coverage	N/A	2.43%	N/A	15.75%	0.32%	5.62%	4.80%
Collectively evaluated loans	$69,199	$8,732,733	$220,652	$4,189,267	$576,156	$58,103	$13,846,110
ACL on collectively evaluated loans	$729	$104,145	$1,541	$24,755	$3,305	$960	$135,435
Collectively evaluated loans ACL coverage	1.05%	1.19%	0.70%	0.59%	0.57%	1.65%	0.98%
Total loans	$69,199	$8,816,080	$220,652	$4,208,674	$579,626	$58,512	$13,952,743
Total ACL	$729	$106,170	$1,541	$27,811	$3,316	$983	$140,550
Total ACL to total loans	1.05%	1.20%	0.70%	0.66%	0.57%	1.68%	1.01%
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
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At September 30, 2022, TDR loans totaled $53.6 million, compared to $65.5 million at December 31, 2021.

The balance of loans with modified terms due to COVID-19 as of September 30, 2022 totaled $800 thousand compared to $22.8 million at December 31, 2021. The loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans as of September 30, 2022 and December 31, 2021, unless the loans were TDR prior to the COVID-19 modification or borrowers were identified to be experiencing financial difficulty prior to the COVID-19 pandemic. As of September 30, 2022, there was only one remaining commercial real estate loan modified due to COVID-19 (see “COVID-19 Related Loan Modifications” in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).
A summary of the amortized cost of TDR loans on accrual and nonaccrual status by type of concession as of September 30, 2022 and December 31, 2021 is presented below:

	September 30, 2022
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$5,410	$532	$—	$15	$23,369	$267	$—	$—	$29,593
Maturity / amortization concession	4,979	9,193	—	257	113	2,572	—	114	17,228
Rate concession	5,062	196	—	—	100	1,401	—	—	6,759
Total	$15,451	$9,921	$—	$272	$23,582	$4,240	$—	$114	$53,580

	December 31, 2021
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$23,196	$790	$—	$16	$7,533	$420	$—	$—	$31,955
Maturity / amortization concession	15,449	7,284	—	183	269	3,109	—	117	26,411
Rate concession	5,161	339	—	—	234	1,413	—	—	7,147
Total	$43,806	$8,413	$—	$199	$8,036	$4,942	$—	$117	$65,513

TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification and if the prior performance met or exceeded the modified terms. TDR loans on accrual status at September 30, 2022 were comprised of 28 commercial real estate loans totaling $15.5 million, 13 commercial business loans totaling $9.9 million, and 9 consumer and other loans totaling $272 thousand. TDR loans on accrual status at December 31, 2021 were comprised of 31 commercial real estate loans totaling $43.8 million, 19 commercial business loans totaling $8.4 million, and 10 consumer and other loans totaling $199 thousand. The Company expects that TDR loans on accrual status as of September 30, 2022, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10. The Company recorded an allowance totaling $4.0 million and $2.7 million for TDR loans as of September 30, 2022 and December 31, 2021, respectively.

The following tables present the amortized cost of loans classified as TDR during the nine months ended September 30, 2022 and 2021 by class of loans. There were no loans classified as TDR during the three months ended September 30, 2022 and 2021.

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	—	—	4	6,922
Hotel & motel	1	1,985	—	—
Gas station & car wash	—	—	1	575
Mixed use	—	—	1	4,626
Industrial & warehouse	—	—	—	—
Other	1	590	—	—
Real estate – construction	—	—	—	—
Commercial business	1	2,885	3	319
Residential mortgage	—	—	—	—
Consumer and other	—	—	5	53
Total	3	$5,460	14	$12,495

For the TDRs modified during the nine months ended September 30, 2022, the Company recorded $782 thousand in ACL. Total charge-offs of TDR loans modified during the nine months ended September 30, 2022 totaled $0. For TDR loans modified during the three and nine months ended September 30, 2021, the Company recorded $0 thousand and $89 thousand in ACL, respectively. Total charge-offs of TDR loans modified during the three and nine months ended September 30, 2021 totaled $0.
There were no new TDR loans modified during the three months ended September 30, 2022 and 2021. There was one new TDR loan modified with a payment concession totaling $2.0 million and two new TDR loans modified with maturity concessions totaling $3.5 million during the nine months ended September 30, 2022. For the nine months ended September 30, 2021, there were seven TDR loans modified with payment concessions totaling $643 thousand and seven TDR loans modified through maturity concessions totaling $11.9 million.

The following tables present the amortized cost balance of loans modified as TDRs within the previous twelve months ended September 30, 2022 and 2021 that subsequently had payment defaults during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	—	—	4	6,988
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	1	4,626
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	1	2,885	—	—
Residential mortgage	—	—	—	—
Consumer and other	—	—	3	30
Total	1	$2,885	8	$11,644

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—
Real estate – commercial
Retail	1	1,144	4	6,988
Hotel & motel	—	—	—	—
Gas station & car wash	—	—	—	—
Mixed Use	—	—	1	4,626
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Real estate – construction	—	—	—	—
Commercial business	1	2,885	1	120
Residential mortgage	—	—	—	—
Consumer and other	—	—	4	41
Total	2	$4,029	10	$11,775

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $771 thousand in ACL for TDR loans that had payment defaults during the three and nine months ended September 30, 2022. Total charge offs for TDR loans that had payment defaults during the three and nine months ended September 30, 2022 was $0.
The Company recorded $51 thousand and $84 thousand in ACL for TDR loans that had payment defaults during the three and nine months ended September 30, 2021, respectively. Total charge offs for TDR loans that had payment defaults during the three and nine months ended September 30, 2021 totaled $0.
There was one TDR loan that subsequently defaulted during the three months ended September 30, 2022 modified through maturity concessions. There were two TDR loans that subsequently defaulted modified through maturity concessions during the nine months ended September 30, 2022 consisting of one commercial real estate loan totaling $1.1 million and one commercial business loan totaling $2.9 million.

There were eight TDR loans that subsequently defaulted during the three months ended September 30, 2021. Four commercial real estate loans were modified through maturity concessions totaling $11.4 million. Four TDR loans that subsequently defaulted were modified through payment concessions which were comprised of one commercial real estate loan totaling to $221 thousand and three consumer and other loans totaling to $30 thousand.
There were ten TDR loans that subsequently defaulted during the nine months ended September 30, 2021. Four commercial real estate loans were modified through maturity concessions totaling $11.4 million. Six TDR loans that subsequently defaulted were modified through payment concessions which were comprised of one commercial business loan totaling to $120 thousand, one commercial real estate loan totaling to $221 thousand and four consumer and other loans totaling to $41 thousand.

7.    Leases
The Company’s operating leases are real estate leases which are comprised of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 10 years as of September 30, 2022. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At September 30, 2022, ROU assets and related liabilities were $55.4 million and $59.3 million, respectively. At December 31, 2021, ROU assets and related liabilities were $52.7 million and $57.3 million, respectively. At September 30, 2022, the short term operating lease liability totaled $13.6 million and the long-term operating lease liability totaled $45.7 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less and long term lease liabilities are defined as liabilities that are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at September 30, 2022 and December 31, 2021. During the nine months ended September 30, 2022, the Company extended nine leases and entered into one new lease contract. Lease extension terms ranged from one to six years and the Company reassessed the ROU assets and lease liabilities related to these leases.
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
The table below summarizes the Company’s net lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Operating lease cost	$3,796	$3,778	$11,623	$11,498
Short term lease cost	—	—	—	—
Variable lease cost	855	892	2,434	2,393
Sublease income	(104)	(102)	(312)	(354)
Net lease cost	$4,547	$4,568	$13,745	$13,537

Rent expense for the three and nine months ended September 30, 2022 was $4.0 million and $13.3 million, respectively. Rent expense for the three and nine months ended September 30, 2021 was $4.6 million and $13.6 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Nine Months Ended September 30, 2022	At or for the Nine Months Ended September 30, 2021
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$11,954	$10,991
Right-of-use assets obtained in exchange for lease liabilities, net	13,698	965
Weighted-average remaining lease term - operating leases	4.7 years	5.4 years
Weighted-average discount rate - operating leases	2.31%	2.56%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2022
(Dollars in thousands)
2022	$3,838
2023	14,533
2024	13,431
2025	11,680
2026	10,973
2027 and thereafter	8,666
Total lease payments	63,121
Less: imputed interest	3,787
Total lease obligations	$59,334
As of September 30, 2022, the Company had three operating lease commitments that have not yet commenced totaling $3.3 million in lease payments over terms ranging between five and ten years.

8.    Deposits
The aggregate amounts of time deposits in denominations of more than $250 thousand at September 30, 2022 and December 31, 2021, was $1.45 billion and $1.49 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at September 30, 2022 and December 31, 2021. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At September 30, 2022 and December 31, 2021, securities with fair values of approximately $357.1 million and $359.8 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at September 30, 2022 and December 31, 2021, totaled $1.56 billion and $810.9 million, respectively. Brokered deposits at September 30, 2022 consisted of $314.7 million in money market and NOW accounts and $1.25 billion in time deposit accounts. Brokered deposits at December 31, 2021 consisted of $770.0 million in money market and NOW accounts and $40.9 million in time deposit accounts.
The following is a breakdown of the Company’s deposits at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$5,590,952	36%	$5,751,870	38%
Money market and NOW accounts	5,885,093	38%	6,178,850	41%
Saving deposits	317,841	2%	321,377	2%
Time deposits	3,708,323	24%	2,788,353	19%
Total deposits	$15,502,209	100%	$15,040,450	100%

9.    Borrowings
At September 30, 2022, borrowings totaled $1.07 billion consisting of $700.0 million in FHLB borrowings and $372.0 million in borrowings from the FRB compared to $300.0 million in FHLB borrowings at December 31, 2021. There were no borrowings from the FRB at December 31, 2021.
The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity, and was $4.52 billion at September 30, 2022, and $4.45 billion at December 31, 2021. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at September 30, 2022 and December 31, 2021.
At September 30, 2022 and December 31, 2021, loans with a carrying amount of approximately $7.85 billion and $6.96 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At September 30, 2022 and December 31, 2021, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
FHLB advances had weighted average interest rates of 3.04% and 0.92%, at September 30, 2022 and December 31, 2021, respectively. FHLB advances at September 30, 2022 and December 31, 2021 had various maturities through December 2022. The interest rates of FHLB advances as of September 30, 2022 ranged between 2.39% and 3.22%. At September 30, 2022, the Company’s remaining borrowing capacity with the FHLB was $3.81 billion.

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At September 30, 2022, the outstanding principal balance of the qualifying loans pledged at the FRB was $923.2 million and there was one investment security pledged at the discount window with a fair value of $1.1 million. At September 30, 2022 and December 31, 2021, the total remaining available borrowing capacity at the FRB discount window was $420.6 million and $606.6 million, respectively. The Company had $372.0 million and $0 in borrowings from the FRB discount window at September 30, 2022 and December 31, 2021, respectively. The FRB borrowing outstanding at September 30, 2022 was an overnight borrowing and had an interest rate of 3.25%.
The Company also maintains unsecured borrowing lines with other banks. There were no unsecured borrowings from other banks at September 30, 2022 and December 31, 2021.

10.    Subordinated Debentures and Convertible Notes
Subordinated Debt
At September 30, 2022, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at September 30, 2022:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	6.443%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	5.362%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	6.477%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	4.943%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,874	Variable	5.362%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,375	Variable	5.317%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,671	Variable	4.693%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,856	Variable	4.673%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,614	Variable	5.294%	06/30/2037
Total		$126,000	$106,258

The carrying value of Debentures at September 30, 2022 and December 31, 2021 was $106.3 million and $105.4 million, respectively. At September 30, 2022 and December 31, 2021, acquired Debentures had remaining discounts of $23.6 million and $24.5 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at September 30, 2022 and December 31, 2021 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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
The value of the convertible notes at issuance and the carrying value as of September 30, 2022 and December 31, 2021 are presented in the tables below:

			September 30, 2022
	Capitalization Period	Gross Carrying Amount	Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500		$217,500
Issuance costs to be capitalized	5 years	(4,119)	$3,532	(587)
Carrying balance of convertible notes		$213,381	$3,532	$216,913

			December 31, 2021
	Capitalization Period	Gross Carrying Amount	Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500		$217,500
Issuance costs to be capitalized	5 years	(4,119)	$2,828	(1,291)
Carrying balance of convertible notes		$213,381	$2,828	$216,209
Interest expense on the convertible notes for the three and nine months ended September 30, 2022 totaled $1.3 million and $4.0 million, respectively. Interest expense on the convertible notes for the three and nine months ended September 30, 2021 totaled $1.3 million and $4.0 million, respectively. With the adoption of ASU 2020-06, interest expense for the Company’s convertible notes consists of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes.

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
At September 30, 2022 and December 31, 2021, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Interest rate swaps on loans with correspondent banks (included in other assets)
Notional amount	$988,492	$148,199
Weighted average remaining term (years)	5.2	7.2
Pay fixed rate (weighted average)	2.73%	2.92%
Received variable rate (weighted average)	3.94%	2.08%
Estimated fair value	$74,803	$3,001

Interest rate swaps on loans with correspondent banks (included in other liabilities)
Notional amount	$15,969	$440,486
Weighted average remaining term (years)	10.0	6.1
Pay fixed rate (weighted average)	5.46%	4.03%
Received variable rate (weighted average)	4.56%	2.20%
Estimated fair value	$(50)	$(14,906)

Back to back interest rate swaps with loan customers (included in other liabilities)
Notional amount	$988,492	$148,199
Weighted average remaining term (years)	5.2	7.2
Received fixed rate (weighted average)	2.73%	2.92%
Pay variable rate (weighted average)	3.94%	2.08%
Estimated fair value	$(74,803)	$(3,001)

Back to back interest rate swaps with loan customers (included in other assets)
Notional amount	$15,969	$440,486
Weighted average remaining term (years)	10.0	6.1
Received fixed rate (weighted average)	5.46%	4.03%
Pay variable rate (weighted average)	4.56%	2.20%
Estimated fair value	$50	$14,906

The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge our foreign exchange rate risk. These back-to-back contracts are intended to offset each other and allow us to offer our customers foreign exchange products. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the three and nine months ended September 30, 2022, the changes in fair value on foreign exchange contracts were gains of $9 thousand and $9 thousand, respectively, and were recognized in the income statement as other income and fees.

At September 30, 2022, $130 thousand and $21 thousand in back to back foreign exchange contracts with correspondent banks, with notional amounts of $2.6 million and $338 thousand, were included in other assets and other liabilities, respectively. At September 30, 2022, $21 thousand and $122 thousand in back to back foreign exchange contracts with customers, with notional amounts of $338 thousand and $2.6 million, were included in other assets and other liabilities, respectively. At December 31, 2021, there were no back to back foreign exchange contracts outstanding.
At September 30, 2022, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At September 30, 2022, the notional amount of the risk participation agreements sold was $127.4 million with a credit valuation adjustment of $20 thousand. At December 31, 2021, the notional amount of the risk participation agreements sold was $123.9 million with a credit valuation adjustment of $93 thousand.
As part of the overall liability management, the Company utilizes interest rate swap agreements to help manage interest rate risk positions. The notional amount of the interest rate swaps do not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amounts and the other terms of the interest rate swap agreements.
The Company had one existing non-forward starting interest rate swap agreement as of September 30, 2022 and December 31, 2021 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt. At September 30, 2022, the Company had forward starting interest rate swap agreements with a total notional amount of $475.0 million designated as cash flow hedges of liabilities tied to the federal funds rate. The weighted average term for forward starting interest rate swap agreements was 4.5 years. The Company’s swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps are recorded in assets or liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. For the three and nine months ended September 30, 2022, the Company reclassified $511 thousand and $561 thousand, respectively, from accumulated other comprehensive income to interest expense. For the three and nine months ended September 30, 2021, the Company reclassified $88 thousand and $227 thousand, respectively, from accumulated other comprehensive income to interest expense.
At September 30, 2022 and December 31, 2021, interest rate swaps designated as cash flow hedges are presented in the following table:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Interest rate swaps designated as cash flow hedge (included in other assets)
Notional amount	$100,000	$100,000
Weighted average remaining term (years)	2.5	3.3
Received variable rate (weighted average)	2.74%	0.12%
Pay fixed rate (weighted average)	0.49%	0.49%
Estimated fair value	$9,161	$2,291

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2022, the Company had approximately $1.5 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2021, the Company had approximately $17.4 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Assets:
Interest rate lock commitments	$468	$1	$16,518	$230
Forward sale contracts related to mortgage banking	1,000	41	6,392	17

Liabilities:
Interest rate lock commitments	$1,220	$(39)	$907	$(2)
Forward sale contracts related to mortgage banking	500	(3)	25,305	(74)

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
Commitments at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$2,787,710	$2,329,421
Standby letters of credit	135,056	126,137
Other letters of credit	26,937	56,333
Commitments to fund investments in affordable housing partnerships	12,399	9,514
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $20 thousand at September 30, 2022 and $52 thousand at December 31, 2021. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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
The carrying amount of the Company’s goodwill as of September 30, 2022 and December 31, 2021 was $464.5 million. There was no impairment of goodwill recorded during the three and nine months ended September 30, 2022.
Core deposit intangible assets are amortized over their estimated lives or ten years. Amortization expense related to core deposit intangible assets totaled $486 thousand and $1.5 million for the three and nine months ended September 30, 2022, respectively. Amortization expense related to core deposit intangible assets totaled $509 thousand and $1.5 million for the three and nine months ended September 30, 2021, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2022 and December 31, 2021:

			September 30, 2022		December 31, 2021
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,627)	$136	$(2,504)	$259
Wilshire Bancorp acquisition	10 years	18,138	(12,062)	6,076	(10,726)	7,412
Total		$20,901	$(14,689)	$6,212	$(13,230)	$7,671
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of September 30, 2022 and December 31, 2021, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$11,215	$11,566	$10,418	$12,692
Additions through originations of servicing assets	1,338	710	4,228	2,039
Amortization	(952)	(1,489)	(3,045)	(3,944)
Balance at end of period	$11,601	$10,787	$11,601	$10,787
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.10 billion as of September 30, 2022 and $1.04 billion as of December 31, 2021.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at September 30, 2022 and December 31, 2021 are presented below.

	September 30, 2022	December 31, 2021
SBA Servicing Assets:
Weighted-average discount rate	9.67%	11.20%
Constant prepayment rate	12.05%	14.64%
Mortgage Servicing Assets:
Weighted-average discount rate	11.88%	8.63%
Constant prepayment rate	9.63%	9.58%

14.    Income Taxes
For the three months ended September 30, 2022, the Company had an income tax provision totaling $19.7 million on pretax income of $73.4 million, representing an effective tax rate of 26.80%, compared with an income tax provision of $19.9 million on pretax income of $75.4 million, representing an effective tax rate of 26.40% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company had an income tax provision totaling $59.6 million on pretax income of $226.1 million, representing an effective tax rate of 26.34%, compared with an income tax provision of $51.6 million on pretax income of $204.6 million, representing an effective tax rate of 25.24% for the nine months ended September 30, 2021. The increase in effective tax rate for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to a decrease in affordable housing tax credits compared with the prior year.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $3.3 million at both September 30, 2022 and December 31, 2021 that relate to uncertainties associated with federal and state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company recorded approximately $475 thousand and $387 thousand, for accrued interest (no portion was related to penalties) at September 30, 2022 and December 31, 2021, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2022.

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

Other Derivatives
Other derivatives consist of interest rate swaps designated as cash flow hedges, foreign exchange contracts and risk participation agreements. The fair values of these other derivative financial instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates, foreign exchange rates and, when appropriate, the current credit worthiness of the counterparties. Interest rate swaps designated as cash flow hedges and foreign exchange contracts are classified within Level 2 due to the observable nature of the inputs used in deriving the fair value of these contracts. Credit derivatives such as risk participation agreements are valued based on credit worthiness of the underlying borrower which is a significant unobservable input and therefore is classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Securities available for sale:
U.S. Treasury securities	$3,889	$3,889	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,875	—	3,875	—
Collateralized mortgage obligations	824,327	—	824,327	—
Mortgage-backed securities:
Residential	456,590	—	456,590	—
Commercial	379,615	—	379,615	—
Asset-backed securities	143,903	—	143,903	—
Corporate securities	18,715	—	18,715	—
Municipal securities	162,434	—	161,520	914
Equity investments with readily determinable fair value	4,294	4,294	—	—
Interest rate swaps	74,853	—	74,853	—
Mortgage banking derivatives	42	—	42	—
Other derivatives	27,343	—	27,343	—

Liabilities:
Interest rate swaps	74,853	—	74,853	—
Mortgage banking derivatives	42	—	42	—
Other derivatives	163	—	143	20

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2022 and 2021.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$1,019	$1,058	$1,038	$1,022
Change in fair value included in other comprehensive income (loss)	(105)	(3)	(124)	33
Ending Balance	$914	$1,055	$914	$1,055

Risk participation agreements:
Beginning Balance	$31	$64	$93	$398
Change in fair value included in income (expense)	(11)	(12)	(73)	(346)
Ending Balance	$20	$52	$20	$52

The Company measures certain assets at fair value on a non-recurring basis including collateral dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$6,368	$—	$—	$6,368
Commercial business	5,794	—	—	5,794
OREO	1,050	—	—	1,050

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$12,293	$—	$—	$12,293
Commercial business	3,656	—	—	3,656
Loans held for sale, net	26,154	—	26,154	—
OREO	2,167	—	—	2,167
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(962)	$(1,083)	$(1,573)	$(1,496)
Commercial business	(3,323)	(2,025)	(3,323)	(2,025)
Loans held for sale, net	—	(6,121)	—	(17,900)
OREO	(337)	(259)	(593)	(582)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$331,336	$331,336	Level 1
Interest bearing deposits in other financial institutions	3,968	3,945	Level 2
Investment securities HTM	271,185	258,677	Level 2
Equity investments without readily determinable fair values	38,030	38,030	Level 2
Loans held for sale	41,989	43,973	Level 2
Loans receivable, net	15,330,626	14,937,811	Level 3
Accrued interest receivable	42,363	42,363	Level 2/3
Servicing assets, net	11,601	16,650	Level 3
Customers’ liabilities on acceptances	570	570	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,590,952	$5,590,952	Level 2
Saving and other interest bearing demand deposits	6,202,934	6,202,934	Level 2
Time deposits	3,708,323	3,706,939	Level 2
FHLB and FRB borrowings	1,072,000	1,072,080	Level 2
Convertible notes, net	216,913	211,562	Level 1
Subordinated debentures	106,258	107,870	Level 2
Accrued interest payable	11,713	11,713	Level 2
Acceptances outstanding	570	570	Level 2

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$316,266	$316,266	Level 1
Interest bearing deposits in other financial institutions	12,851	12,853	Level 2
Equity investments without readily determinable fair values	31,037	31,037	Level 2
Loans held for sale	99,049	103,767	Level 2
Loans receivable, net	13,812,193	13,698,579	Level 3
Accrued interest receivable	41,842	41,842	Level 2/3
Servicing assets, net	10,418	13,500	Level 3
Customers’ liabilities on acceptances	1,521	1,521	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,751,870	$5,751,870	Level 2
Saving and other interest bearing demand deposits	6,500,227	6,500,227	Level 2
Time deposits	2,788,353	2,790,596	Level 2
FHLB advances	300,000	301,936	Level 2
Convertible notes, net	216,209	214,612	Level 1
Subordinated debentures	105,354	117,961	Level 2
Accrued interest payable	4,272	4,272	Level 2
Acceptances outstanding	1,521	1,521	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at September 30, 2022 was $1.98 billion, compared to $2.09 billion at December 31, 2021.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its common stock. During the three and nine months ended September 30, 2022, the Company repurchased 0 and 1,038,986 shares of common stock totaling $0 and $14.7 million as part of this program which was recorded as treasury stock.
For the three months ended September 30, 2022 and 2021, the Company paid cash dividends of $0.14 per common share. For both the nine months ended September 30, 2022 and 2021, the Company paid cash dividends of $0.42 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended,		Nine Months Ended,
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Dollars in thousands)
Balance at beginning of period	$(171,707)	$15,051	$(11,412)	$32,753

Unrealized net losses on securities available for sale	(112,043)	(16,433)	(308,974)	(43,050)
Unrealized net losses on securities available for sale transferred to held to maturity	—	—	(36,576)	—
Unrealized net gains on interest rate swaps used for cash flow hedge	18,893	120	24,901	1,643
Reclassification adjustments for net losses realized in net income	662	88	688	227
Tax effect	27,660	4,717	94,838	11,970
Other comprehensive loss, net of tax	(64,828)	(11,508)	(225,123)	(29,210)
Balance at end of period	$(236,535)	$3,543	$(236,535)	$3,543

Reclassifications for net losses realized in net income for the three and nine months ended September 30, 2022 and 2021 relate to net gains on interest rate swaps used for cash flow hedges and amortization on unrealized loss from transferred investment securities to HTM. Gains and losses on interest rate swaps are recorded in noninterest income under other income and fees in the Consolidated Statements of Income. The unrealized holding loss at the date of transfer on securities held to maturity will continue to be reported, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity, and amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.

For the three and nine months ended September 30, 2022, the Company recorded reclassification adjustments of $511 thousand and $561 thousand, respectively, from other comprehensive income to gains from cash flow hedge relationships. For the three and nine months ended September 30, 2021, the Company recorded reclassification adjustments of $88 thousand and $227 thousand, respectively, from other comprehensive income to losses from cash flow hedge relationships.
For the three and nine months ended September 30, 2022, the Company recorded reclassification adjustments of $1.2 million and $1.2 million, respectively, from other comprehensive losses to interest expense to amortize transferred unrealized losses to investment securities HTM, compared to zero for the same periods in 2021.

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
Under the 2019 Plan, 1,463,349 shares were available for future grants as of September 30, 2022.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2022	814,877	$15.17
Granted	—	—
Exercised	(105,510)	5.02
Expired	(20,000)	17.18
Forfeited	—	—
Outstanding - September 30, 2022	689,367	$16.66	3.22	$—
Options exercisable - September 30, 2022	689,367	$16.66	3.22	$—

The following is a summary of the Company’s restricted stock and performance unit activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2022	1,561,197	$12.08
Granted	981,558	15.93
Vested	(616,521)	12.66
Forfeited	(168,217)	13.50
Outstanding (unvested) - September 30, 2022	1,758,017	$13.89

The total fair value of restricted stock and performance units vested as of September 30, 2022 and 2021 was $9.5 million and $9.4 million, respectively.

The Company maintains the Hope Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company uses the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP is considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. The compensation expense for the ESPP during the three and nine months ended September 30, 2022 was $50 thousand and $284 thousand, respectively. The compensation expense for the ESPP during the three and nine months ended September 30, 2021 was $219 thousand and $296 thousand, respectively. The Company discontinued the ESPP program in July 2022.
The total amounts charged against income related to stock-based payment arrangements, including the ESPP, were $3.2 million and $9.3 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, $2.2 million and $6.8 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $865 thousand and $2.4 million for the three and nine months ended September 30, 2022, respectively. The income tax benefit recognized for the three and nine months ended September 30, 2021, was approximately $579 thousand and $1.7 million, respectively.
At September 30, 2022, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units was $16.5 million and is expected to be recognized over a weighted average vesting period of 1.90 years.

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
•The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and
•A capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was added and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares, or pay discretionary bonuses. As of September 30, 2022, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
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
As of September 30, 2022 and December 31, 2021, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,760,843	10.32%	$767,941	4.50%	$1,194,575	7.00%	N/A	N/A
Bank	$2,014,788	11.81%	$767,682	4.50%	$1,194,173	7.00%	$1,108,875	6.50%
Total capital (to risk-weighted assets):
Company	$2,000,653	11.72%	$1,365,228	8.00%	$1,791,862	10.50%	N/A	N/A
Bank	$2,152,241	12.62%	$1,364,769	8.00%	$1,791,259	10.50%	$1,705,961	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,863,200	10.92%	$1,023,921	6.00%	$1,450,555	8.50%	N/A	N/A
Bank	$2,014,788	11.81%	$1,023,577	6.00%	$1,450,067	8.50%	$1,364,769	8.00%
Tier 1 capital (to average assets):
Company	$1,863,200	10.25%	$727,401	4.00%	N/A	N/A	N/A	N/A
Bank	$2,014,788	11.08%	$727,200	4.00%	N/A	N/A	$909,000	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,657,754	11.03%	$676,633	4.50%	$1,052,540	7.00%	N/A	N/A
Bank	$1,947,914	12.96%	$676,328	4.50%	$1,052,066	7.00%	$976,919	6.50%
Total capital (to risk-weighted assets):
Company	$1,867,968	12.42%	$1,202,903	8.00%	$1,578,811	10.50%	N/A	N/A
Bank	$2,056,675	13.68%	$1,202,361	8.00%	$1,578,099	10.50%	$1,502,952	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,759,207	11.70%	$902,178	6.00%	$1,278,085	8.50%	N/A	N/A
Bank	$1,947,914	12.96%	$901,771	6.00%	$1,277,509	8.50%	$1,202,361	8.00%
Tier 1 capital (to average assets):
Company	$1,759,207	10.11%	$695,795	4.00%	N/A	N/A	N/A	N/A
Bank	$1,947,914	11.20%	$695,593	4.00%	N/A	N/A	$869,491	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$250	$259	$751	$808
Customer analysis charges	1,426	847	3,541	2,332
NSF charges	749	606	2,149	1,921
Other service charges	87	81	268	252
Total noninterest bearing deposit account income	2,512	1,793	6,709	5,313

Interest bearing deposit account income:
Monthly service charges	23	21	70	68

Total service fees on deposit accounts	$2,535	$1,814	$6,779	$5,381

Wire transfer fee income:
Wire transfer fees	$765	$766	$2,254	$2,256
Foreign exchange fees	91	70	360	347
Total wire transfer fees	$856	$836	$2,614	$2,603

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. For the three and nine months ended September 30, 2022, the Company had recognized net losses on sales of OREO totaling $198 thousand and $178 thousand, respectively. For the three and nine months ended September 30, 2021, the Company recognized net losses on sale of OREO in the amount of $12 thousand and recognized net gains on sales of OREO totaling $1 thousand, respectively.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$189,182	$142,866	$491,878	$421,363
Interest expense	35,996	12,570	63,978	41,911
Net interest income	153,186	130,296	427,900	379,452
Provision (credit) for credit losses	9,200	(10,000)	1,400	(13,700)
Net interest income after provision (credit) for credit losses	143,986	140,296	426,500	393,152
Noninterest income	13,355	10,617	39,287	30,497
Noninterest expense	83,914	75,502	239,652	219,056
Income before income tax provision	73,427	75,411	226,135	204,593
Income tax provision	19,679	19,912	59,561	51,644
Net income	$53,748	$55,499	$166,574	$152,949
Per Share Data:
Earnings per common share - basic	$0.45	$0.45	$1.39	$1.24
Earnings per common share - diluted	$0.45	$0.45	$1.38	$1.23
Book value per common share (period end)	$16.54	$17.26	$16.54	$17.26
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42
Tangible book value per common share (period end) (1)	$12.60	$13.33	$12.60	$13.33
Number of common shares outstanding (period end)	119,479,253	120,198,061	119,479,253	120,198,061
Weighted average shares - basic	119,476,035	122,244,948	119,940,044	123,050,174
Weighted average shares - diluted	119,996,523	122,908,536	120,595,988	123,848,512
Tangible common equity to tangible assets (1)	8.09%	9.24%	8.09%	9.24%

Average Balance Sheet Data:
Assets	$18,428,874	$17,745,066	$18,018,588	$17,344,095
Investment securities	2,366,696	2,370,672	2,469,858	2,297,450
Loans receivable and loans held for sale	14,925,298	13,286,382	14,378,774	13,308,526
Deposits	15,445,345	14,993,710	15,068,069	14,612,792
Stockholders’ equity	2,032,362	2,092,018	2,046,351	2,068,676

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Selected Performance Ratios:
Return on average assets (2)	1.17%	1.25%	1.23%	1.18%
Return on average stockholders’ equity (2)	10.58%	10.61%	10.85%	9.86%
Return on average tangible equity (1) (2)	13.77%	13.71%	14.10%	12.78%
Dividend payout ratio (dividends per share/diluted EPS)	31.26%	31.00%	30.41%	34.01%
Efficiency ratio (3)	50.39%	53.58%	51.30%	53.43%
Net interest spread	2.95%	2.84%	3.01%	2.84%
Net interest margin (4)	3.49%	3.07%	3.36%	3.08%

	September 30, 2022	September 30, 2021
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$19,083,388	$17,799,026
Investment securities AFS and HTM	2,264,533	2,669,489
Loans receivable	15,491,187	13,418,691
Deposits	15,502,209	15,062,527
FHLB and FRB borrowings	1,072,000	200,000
Convertible notes, net	216,913	215,974
Subordinated debentures	106,258	105,057
Stockholders’ equity	1,975,725	2,074,398

Regulatory Capital Ratios (5)
Leverage capital ratio (6)	10.25%	9.98%
Common equity Tier 1 capital ratio	10.32%	11.01%
Tier 1 risk-based capital ratio	10.92%	11.70%
Total risk-based capital ratio	11.72%	12.42%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.04%	1.02%
Allowance for credit losses to nonaccrual loans	248.66%	251.52%
Allowance for credit losses to nonperforming loans	168.11%	138.92%
Allowance for credit losses to nonperforming assets (7)	165.55%	120.33%
Nonaccrual loans to loans receivable	0.42%	0.41%
Nonperforming loans to loans receivable	0.62%	0.73%
Nonperforming assets to loans receivable and OREO (7)	0.63%	0.85%
Nonperforming assets to total assets (7)	0.51%	0.64%
_____________________________________________

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

	September 30, 2022	September 30, 2021
	(Dollars in thousands, except share data)
Total stockholders’ equity	$1,975,725	$2,074,398
Less: Goodwill and core deposit intangible assets, net	(470,662)	(472,630)
Tangible common equity	$1,505,063	$1,601,768

Total assets	$19,083,388	$17,799,026
Less: Goodwill and core deposit intangible assets, net	(470,662)	(472,630)
Tangible Assets	$18,612,726	$17,326,396

Common shares outstanding	119,479,253	120,198,061

Tangible book value per common share	$12.60	$13.33
Tangible common equity to tangible assets	8.09%	9.24%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$53,748	$55,499	$166,574	$152,949

Average stockholders’ equity	$2,032,362	$2,092,018	$2,046,351	$2,068,676
Less: Average goodwill and core deposit intangible assets, net	(470,941)	(472,918)	(471,424)	(473,438)
Average tangible equity	$1,561,421	$1,619,100	$1,574,927	$1,595,238

Return on average tangible equity (annualized)	13.77%	13.71%	14.10%	12.78%
Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the third quarter of 2022 was $53.7 million, or $0.45 per diluted common share, compared to $55.5 million, or $0.45 per diluted common share, for the same period of 2021, which was a decrease of $1.8 million, or 3.2%. The decrease in net income was primarily due to the increase in provision for credit losses and an increase in noninterest expense offset partially by an increase in net interest income.
Net income for the nine months ended September 30, 2022 was $166.6 million, or $1.38 per diluted common share, compared to $152.9 million, or $1.23 per diluted share, for the same period of 2021, which was an increase of $13.6 million, or 8.9%. The increase in net income was due to an increase in net interest income offset partially by an increase in noninterest expense and provision for credit losses.
The following table summarizes the accretion and amortization adjustments resulting from prior acquisitions that were included in net income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Accretion on acquired loans (including acquired credit deteriorated loans)	$749	$2,461	2,631	7,975
Amortization of premium on low income housing tax credits	(76)	(73)	(227)	(220)
Accretion of discount on acquired subordinated debt	(305)	(295)	(904)	(879)
Amortization of core deposit intangibles	(486)	(509)	(1,459)	(1,528)
Total	$(118)	$1,584	$41	$5,348

The annualized return on average assets was 1.17% for the third quarter of 2022 compared to 1.25% for the same period of 2021. The annualized return on average stockholders’ equity was 10.58% for the third quarter of 2022 compared to 10.61% for the same period of 2021. The efficiency ratio was 50.39% for the third quarter of 2022 compared to 53.58% for the same period of 2021.
The annualized return on average assets was 1.23% for the nine months ended September 30, 2022 compared to 1.18% for the same period of 2021. The annualized return on average stockholders’ equity was 10.85% for the nine months ended September 30, 2022 compared to 9.86% for the same period of 2021. The efficiency ratio was 51.30% for the nine months ended September 30, 2022 compared to 53.43% for the same period of 2021.
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
Comparison of Three Months Ended September 30, 2022 with the Three Months Ended September 30, 2021
Net interest income before provision for credit losses was $153.2 million for the third quarter of 2022 compared to $130.3 million for the same period of 2021, an increase of $22.9 million, or 17.6%. The increase in net interest income was due to the higher interest income largely due an increase in yields on earnings assets in addition to a favorable shift in our mix of earning assets, as well as higher average balances of loans receivable, partially offset by higher interest expense on deposits for the third quarter of 2022 compared to the third quarter of 2021.
Interest income for the third quarter of 2022 was $189.2 million, an increase of $46.3 million, or 32.4%, compared to $142.9 million for the same period of 2021. The increase in interest income was primarily attributable to the increase in yields on earnings assets driven by the 2022 increase in market interest rates.

Interest expense for the third quarter of 2022 was $36.0 million, an increase of $23.4 million, or 186.4%, compared to $12.6 million for the same period of 2021. The increase in interest expense was due to the increase in cost of interest bearing deposits resulting from the increases in the federal funds rate.
Comparison of Nine Months Ended September 30, 2022 with the Nine Months Ended September 30, 2021
Net interest income before provision for credit losses was $427.9 million for the nine months ended September 30, 2022 compared to $379.5 million for the same period of 2021, an increase of $48.4 million, or 12.8%. The increase in net interest income was due to the increase in interest income for the nine months ended September 30, 2022 compared to the same period of 2021.
Interest income for the nine months ended September 30, 2022 was $491.9 million, an increase of $70.5 million, or 16.7%, compared to $421.4 million for the same period of 2021. The increase in interest income was primarily attributable to the 2022 increase in interest rates, which impacted our variable rate loans and investments in addition to an increase in average earnings assets.
Interest expense for the nine months ended September 30, 2022 was $64.0 million, an increase of $22.1 million, or 52.7%, compared to $41.9 million for the same period of 2021. The increase in interest expense was due to the increase in interest expense on interest bearing deposits due increases in the federal funds rate.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2022 was 3.49%, an increase of 42 basis points from 3.07% for the same period of 2021. Net interest margin for the nine months ended September 30, 2022 was 3.36%, an increase of 28 basis points from 3.08% for the same period of 2021. The increase in net interest margin for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due to the increase in yields on earnings assets as a result of the rate hikes in 2022 and an increase in average loan balances. The increase in yield on earnings assets was offset partially by an increase in cost of liabilities for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 as most of our liabilities repriced to higher rates as a result of the increase in market interest rates in 2022.
The weighted average yield on loans increased to 4.65% for the third quarter of 2022 from 3.97% for the third quarter of 2021. The weighted average yield on loans increased to 4.21% for the nine months ended September 30, 2022 from 3.96% for the nine months ended September 30, 2021. The increase in loan yields for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was attributable to the impact of rise in market interest rates as our variable rate loans repriced higher and rates on new loan originations increased. At September 30, 2022, variable interest rate loans made up approximately 46% of the loan portfolio and the remaining 54% of the loan portfolio consisted of loans with fixed interest rates. Fixed rate loans include hybrid loans that had fixed interest rates at the end of the period but will eventually change to a variable interest rate after a certain fixed number of years. For the three and nine months ended September 30, 2022, the average weighted rate on new loan originations was 5.37% and 4.47%, respectively, compared to 3.36% and 3.10% for the three and nine months ended September 30, 2021, respectively. The increase in the average weighted rate on new loan originations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due to the rise in market interest rates throughout 2022.
Discount accretion income on acquired loans was $749 thousand and $2.6 million for the three and nine months ended September 30, 2022, respectively, compared to $2.5 million and $8.0 million for the three and nine months ended September 30, 2021, respectively. The decline in discount accretion income was primarily due to the payoff and sales of acquired loans during the three and nine months ended September 30, 2021 which resulted in additional discount accretion income for periods in 2021. There were no significant payoffs or sales of acquired loans during the three and nine months ended September 30, 2022.
The weighted average yield on investment securities for the third quarter of 2022 was 2.26% compared to 1.54% for the same period of 2021. The weighted average yield on investment securities for the nine months ended September 30, 2022 was 2.03% compared to 1.45% for the same period of 2021. The change in weighted average yield on investment securities for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was due to the purchase of higher yielding investment securities and increase in yields on variable rate investments as a result of the increase in interest rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.

The weighted average yield on FHLB stock and other investments for the third quarter of 2022 was 2.23% compared to 0.29% for the same period of 2021. The weighted average yield on FHLB stock and other investments for the nine months ended September 30, 2022 was 1.11% compared to 0.34% for the same period of 2021. The increase in interest rates led to an increase in interest earned on interest bearing cash balances at the Federal Reserve, which resulted in an increase in yield on FHLB stock and other investments.
The weighted average cost of deposits for the third quarter of 2022 was 0.79%, an increase of 53 basis points from 0.26% for the same period of 2021. The weighted average cost of deposits for the nine months ended September 30, 2022 was 0.46%, an increase of 16 basis points from 0.30% for the same period of 2021. The increase in cost of deposits for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was due to the rise in deposit costs as management increased deposits offering rates as a result of the 2022 rise in market interest rates.
The weighted average cost of FHLB and FRB borrowings for the third quarter of 2022 was 2.12%, an increase of 85 basis points from 1.27% for the same period of 2021. The weighted average cost of FHLB advances for the nine months ended September 30, 2022 was 1.43%, an increase of 19 basis points from 1.24% for the same period of 2021. The increase in cost of FHLB and FRB borrowings for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was due to increases in FHLB advance rates and FRB borrowings rates for periods in 2022 compared to 2021.
The weighted average cost of our convertible notes for the three and nine months ended September 30, 2022 was 2.39% and 2.42%, respectively, compared to 2.39% and 2.43% for the three and nine months ended September 30, 2021, respectively. The cost of our convertible notes consists of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost.
The weighted average cost of other borrowings (subordinated debentures) for the third quarter of 2022 was 6.18%, an increase of 243 basis points from 3.75% for the same period of 2021. The weighted average cost of other borrowings for the nine months ended September 30, 2022 was 5.06%, an increase of 123 basis points from 3.83% for the same period of 2021. Subordinated debentures have variable interest rates that are tied to the three month LIBOR rate. The increase in the three month LIBOR rate for the three and nine months ended September 30, 2022 compared to the same periods in 2021 resulted in an increase in the weighted average cost of other borrowings. The weighted average cost of other borrowings is impacted by purchase accounting adjustments on acquired subordinated debentures which increases interest expense and weighted average cost. Interest expense on other borrowings attributable to subordinated debentures purchase accounting adjustments totaled $305 thousand and $904 thousand for the three and nine months ended September 30, 2022, respectively, and $295 thousand and $879 thousand for the three and nine months ended September 30, 2021, respectively.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,925,298	$175,078	4.65%	$13,286,382	$132,794	3.97%
Investment securities AFS and HTM(3)	2,366,696	13,498	2.26%	2,370,672	9,207	1.54%
FHLB stock and other investments	107,724	606	2.23%	1,197,537	865	0.29%
Total interest earning assets	17,399,718	189,182	4.31%	16,854,591	142,866	3.36%
Total noninterest earning assets	1,029,156			890,475
Total assets	$18,428,874			$17,745,066

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$6,255,271	$19,614	1.24%	$5,919,225	$5,946	0.40%
Savings	324,487	969	1.18%	310,525	920	1.18%
Time deposits	3,146,432	10,084	1.27%	2,914,977	2,774	0.38%
Total interest bearing deposits	9,726,190	30,667	1.25%	9,144,727	9,640	0.42%
FHLB and FRB borrowings	448,837	2,393	2.12%	200,000	640	1.27%
Convertible notes, net	216,762	1,322	2.39%	215,840	1,321	2.39%
Other borrowings, net	102,182	1,614	6.18%	100,993	969	3.75%
Total interest bearing liabilities	10,493,971	35,996	1.36%	9,661,560	12,570	0.52%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,719,155			5,848,983
Other liabilities	183,386			142,505
Stockholders’ equity	2,032,362			2,092,018
Total liabilities and stockholders’ equity	$18,428,874			$17,745,066

Net interest income/net interest spread		$153,186	2.95%		$130,296	2.84%
Net interest margin			3.49%			3.07%
Cost of deposits			0.79%			0.26%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees
(2)Average balances of loans consist of loans receivable and loans held for sale
(3)Interest income and yields are not presented on a tax-equivalent basis

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,378,774	$452,774	4.21%	$13,308,526	$394,353	3.96%
Investment securities AFS and HTM(3)	2,469,858	37,462	2.03%	2,297,450	24,835	1.45%
FHLB stock and other investments	197,287	1,642	1.11%	867,745	2,175	0.34%
Total interest earning assets	17,045,919	491,878	3.86%	16,473,721	421,363	3.42%
Total noninterest earning assets	972,669			870,374
Total assets	$18,018,588			$17,344,095

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$6,360,040	$33,970	0.71%	$5,555,711	$17,345	0.42%
Savings	322,058	2,834	1.18%	306,780	2,678	1.17%
Time deposits	2,683,217	14,759	0.74%	3,298,393	13,083	0.53%
Total interest bearing deposits	9,365,315	51,563	0.74%	9,160,884	33,106	0.48%
FHLB and FRB borrowings	423,875	4,537	1.43%	205,971	1,913	1.24%
Convertible notes, net	216,538	3,967	2.42%	215,483	3,967	2.43%
Other borrowings, net	101,882	3,911	5.06%	100,697	2,925	3.83%
Total interest bearing liabilities	10,107,610	63,978	0.85%	9,683,035	41,911	0.58%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,702,754			5,451,908
Other liabilities	161,873			140,476
Stockholders’ equity	2,046,351			2,068,676
Total liabilities and stockholders’ equity	$18,018,588			$17,344,095

Net interest income/net interest spread		$427,900	3.01%		$379,452	2.84%
Net interest margin			3.36%			3.08%
Cost of deposits			0.46%			0.30%

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

	Three Months Ended September 30, 2022 over September 30, 2021
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$42,284	$24,722	$17,562
Investment securities AFS and HTM	4,291	4,306	(15)
FHLB stock and other investments	(259)	1,160	(1,419)
Total interest income	$46,316	$30,188	$16,128
INTEREST EXPENSE:
Demand, interest bearing	$13,668	$13,312	$356
Savings	49	7	42
Time deposits	7,310	7,073	237
FHLB and FRB borrowings	1,753	611	1,142
Convertible notes, net	1	(5)	6
Other borrowings, net	645	633	12
Total interest expense	$23,426	$21,631	$1,795
NET INTEREST INCOME	$22,890	$8,557	$14,333

	Nine Months Ended September 30, 2022 over September 30, 2021
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$58,421	$25,591	$32,830
Investment securities AFS and HTM	12,627	10,645	1,982
FHLB stock and other investments	(533)	2,122	(2,655)
Total interest income	$70,515	$38,358	$32,157
INTEREST EXPENSE:
Demand, interest bearing	$16,625	$13,812	$2,813
Savings	156	22	134
Time deposits	1,676	4,423	(2,747)
FHLB and FRB borrowings	2,624	330	2,294
Convertible notes, net	—	(19)	19
Other borrowings, net	986	951	35
Total interest expense	$22,067	$19,519	$2,548
NET INTEREST INCOME	$48,448	$18,839	$29,609

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
The provision for credit losses for the third quarter of 2022 was $9.2 million, an increase of $19.2 million from $10.0 million in negative provision for credit losses for the same period of the prior year. Provision for credit losses for the nine months ended September 30, 2022 was $1.4 million, an increase of $15.1 million from $13.7 million in negative provision for credit losses for the same period of the prior year. The increase in provision for credit losses for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due to a change from negative provision for credit losses for period in 2021 to positive provision for credit losses for periods in 2022. Positive provision for credit losses for the three and nine months ended September 30, 2022 was to account for the large increase in loans and future potential recessionary concerns. During the first quarter of 2022, we had a large recovery of $17.3 million on a previously charged off loan which reduced provision for credit losses required for periods in 2022.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, swap fee income, net gains on sales of loans, and other income which includes earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income for the third quarter of 2022 was $13.4 million compared to $10.6 million for the third quarter of 2021, an increase of $2.7 million or 25.8%. Noninterest income for the nine months ended September 30, 2022 was $39.3 million compared to $30.5 million for the nine months ended September 30, 2021, an increase of $8.8 million, or 28.8%.
Noninterest income by category is summarized in the table below:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,535	$1,814	$721	39.7%
International service fees	834	889	(55)	(6.2)%
Loan servicing fees, net	981	642	339	52.8%
Wire transfer fees	856	836	20	2.4%
Swap fees	1,193	293	900	307.2%
Net gains on sales of SBA loans	2,782	2,459	323	13.1%
Net gains on sales of residential mortgage loans	29	781	(752)	(96.3)%
Net gains on sales of other loans	117	—	117	100.0%
Other income and fees	4,028	2,903	1,125	38.8%
Total noninterest income	$13,355	$10,617	$2,738	25.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$6,779	$5,381	$1,398	26.0%
International service fees	2,372	2,525	(153)	(6.1)%
Loan servicing fees, net	2,660	2,620	40	1.5%
Wire transfer fees	2,614	2,603	11	0.4%
Swap fees	2,153	525	1,628	310.1%
Net gains on sales of SBA loans	14,189	4,834	9,355	193.5%
Net gains on sales of residential mortgage loans	862	3,905	(3,043)	(77.9)%
Net losses on sales of other loans	(430)	—	(430)	100.0%
Other income and fees	8,088	8,104	(16)	(0.2)%
Total noninterest income	$39,287	$30,497	$8,790	28.8%

Total noninterest income for the third quarter of 2022 increased compared to the third quarter of 2021 due to increases in other income and fees, swap fees, service fees on deposit accounts, loan servicing fees, and net gains on sales of SBA loans offset partially by decrease in gains on sales of residential mortgage loans. The increase in noninterest income for the nine months ended September 30, 2022 compared to the same period of the prior year was due to increases in net gains on sales of SBA loans, swap fees, and service fees on deposit accounts offset partially by decreases in gains on sales of residential mortgage loans, and net losses on sale of other loans.

Service fees on deposit accounts increased $721 thousand and $1.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, mainly due to increases in business analysis fees and business non-sufficient funds fees.

International service fees remained largely unchanged for the three and nine months ended September 30, 2022 compared to the same periods of 2021. International service fees are earned from trade finance loans which increased to $216.5 million at September 30, 2022 from $131.5 million at September 30, 2021. Although the balance of trade finance loans increased from September 30, 2021 to September 30, 2022, the volume of trade finance loan transactions declined for periods in 2022 compared to periods in 2021, which resulted in a decline in international service fees.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on many of the loans that we choose to sell. The increase in loan servicing fees, net for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due to a decrease in payoff of serviced loans for 2022 compared to 2021. The payoff of serviced loans results in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
Wire transfer fees remained largely unchanged during the three and nine months ended September 30, 2022 compared to the same periods of 2021.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions and their total notional amounts increased in 2022 which has resulted in an increase in swap fee income for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.
During the fourth quarter of 2018, we stopped the practice of regularly selling the guaranteed portion of SBA loans due to the reduction in premium rates paid in the secondary market. However, premiums for SBA guaranteed loans have increased to levels previously paid prior to the decline experienced in 2018. As a result, we returned to the practice of regularly selling SBA guaranteed loans starting the second quarter of 2021. During the three and nine months ended September 30, 2022, we sold $57.8 million and $186.1 million, respectively, in SBA guaranteed loans and recorded $2.8 million and $14.2 million, respectively, in net gains on sale of SBA loans. During the three and nine months ended September 30, 2021, we sold $31.3 million and $61.3 million, respectively in SBA guaranteed loans and recorded $2.5 million and $4.8 million, respectively, in net gains on sale of SBA loans.
Net gains on sales of residential mortgage loans represents net gains from the sale of residential mortgage loans that we originate. During the three and nine months ended September 30, 2022, we sold $3.7 million and $45.6 million, respectively, in residential mortgage loans and recorded $29 thousand and $862 thousand, respectively, in net gains on sale of residential mortgage loans. During the three and nine months ended September 30, 2021, we sold $40.2 million and $150.6 million, respectively, in residential mortgage loans and recorded $781 thousand and $3.9 million, respectively, in net gains on sale of residential mortgage loans. The decrease in net gains on sales of residential mortgage loans for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due to a decrease in residential mortgage loans sold.
Net gains and losses on sales of other loans represents net gains and losses from sale of loans with elevated credit risk. During the three and nine months ended September 30, 2022, we sold $26.5 million and $66.3 million, respectively, in deteriorated credits rated as substandard. During the three and nine months ended September 30, 2022, we recorded net gains of $117 thousand and net losses of $430 thousand on sales of other loans, respectively. During the three and nine months ended September 30, 2021, we sold $29.6 million and $148.9 million, respectively, in deteriorated credits. During the three and nine months ended September 30, 2021, there were no recorded gains or losses on the sale of other loans.
Other income and fees include income from bank owned life insurance, recoveries on acquired loans that were fully charged-off at acquisition, debit card/credit card fee income, fair value changes on our derivatives and equity investments, and other miscellaneous income. Other income and fees increased for the three months ended September 30, 2022 compared to the same period of 2021 due to the increase in fair value of equity investments and other various expenses. Other income and fees for the nine months ended September 30, 2022 compared to the same period of 2021 remained largely unchanged.

Noninterest Expense
Noninterest expense for the third quarter of 2022 was $83.9 million, an increase of $8.4 million, or 11.1%, from $75.5 million for the third quarter of 2021. Noninterest expense for the nine months ended September 30, 2022 was $239.7 million, an increase of $20.6 million, or 9.4%, from $219.1 million for the nine months ended September 30, 2021.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$53,222	$47,018	$6,204	13.2%
Occupancy	6,682	7,473	(791)	(10.6)%
Furniture and equipment	4,967	4,429	538	12.1%
Advertising and marketing	1,739	2,656	(917)	(34.5)%
Data processing and communications	2,469	2,394	75	3.1%
Professional fees	1,196	2,431	(1,235)	(50.8)%
Investments in affordable housing partnership expenses	2,329	2,646	(317)	(12.0)%
FDIC assessments	1,633	1,204	429	35.6%
Credit related expenses	873	1,266	(393)	(31.0)%
OREO expense, net	378	248	130	52.4%
Earnings credit rebates	4,685	407	4,278	1,051.1%
Other	3,741	3,330	411	12.3%
Total noninterest expense	$83,914	$75,502	$8,412	11.1%

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$152,025	$130,543	$21,482	16.5%
Occupancy	21,195	21,507	(312)	(1.5)%
Furniture and equipment	14,389	13,437	952	7.1%
Advertising and marketing	5,601	6,378	(777)	(12.2)%
Data processing and communications	7,823	7,542	281	3.7%
Professional fees	4,989	9,729	(4,740)	(48.7)%
Investments in affordable housing partnership expenses	6,192	8,300	(2,108)	(25.4)%
FDIC assessments	4,652	3,743	909	24.3%
Credit related expenses	4,857	3,527	1,330	37.7%
OREO expense, net	740	827	(87)	(10.5)%
Earnings credit rebates	5,996	1,287	4,709	365.9%
Software impairment	—	2,146	(2,146)	(100.0)%
Other	11,193	10,090	1,103	10.9%
Total noninterest expense	$239,652	$219,056	$20,596	9.4%
The increase in noninterest expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due primarily to increases in salaries and employee benefits, earnings credit rebates, and other expenses offset partially by declines in professional fees and investments in affordable housing partnership expenses.

Salaries and employee benefits expense increased $6.2 million or 13.2% for the third quarter of 2022 compared to the same period in 2021, and increased $21.5 million or 16.5% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in salaries and benefits for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was due to an overall increase in compensation costs to account for an increase in employees and the competitive staffing market and also reflects higher incentive compensation accruals related to the strong financial performance. Competition in the market for staffing has intensified, which has played a factor in rising salaries and employee benefits costs particularly as it relates to new employees. The number of full-time equivalent employees increased from 1,449 at September 30, 2021 to 1,539 at September 30, 2022.
Occupancy expense decreased by $791 thousand for the third quarter of 2022 compared to the same period in 2021, and decreased by $312 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to decrease in lease and occupancy related expenses.
Furniture and equipment expense increased by $538 thousand for the third quarter of 2022 compared to the same period in 2021, and increased by $952 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to higher software depreciation, software subscription expenses, and IT related expenses.
Advertising and marketing expense decreased by $917 thousand for the third quarter of 2022 compared to the third quarter of 2021, and decreased by $777 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, largely due to a decrease in deposit promotion expenses.
Data processing and communications expense increased $75 thousand for the third quarter of 2022 compared to the same period in 2021, and increased by $281 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to an increase in costs associated with residential mortgage loan processing services.
Professional fees decreased by $1.2 million for the third quarter of 2022 compared to same period in 2021, and decreased by $4.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in professional fees was due primarily to lower legal fees related to litigation costs.
We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall effective tax rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and nine months ended September 30, 2022, total tax credits related to our investment in affordable housing partnerships was approximately $2.2 million and $6.7 million, respectively. The balance of investments in affordable housing partnerships decreased from $61.2 million at September 30, 2021 to $50.3 million at September 30, 2022.
The FDIC assessment expense or premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and on other financial measures. FDIC assessment expenses increased by $429 thousand for the third quarter of 2022 compared to same period in 2021, and increased by $909 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due mainly to an increase in total consolidated assets.
Credit related expense decreased $393 thousand for the third quarter of 2022 compared to same period in 2021, and increased by $1.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due largely to increases in provision for loan accrued interest receivables, expenses related to loan collections, and provision for off balance sheet loan commitments. Provision for loan accrued interest receivables for the three and nine months ended September 30, 2022 totaled $150 thousand and $1.7 million, respectively, compared to $170 thousand and $770 thousand for the three and nine months ended September 30, 2021, respectively. We recorded a negative provision for unfunded loan commitments of $250 thousand for the three months ended September 30, 2022 and a provision for unfunded loan commitments of $130 thousand for the nine months ended September 30, 2022, compared to a provision for unfunded loan commitments of $0 and $105 thousand for the three and nine months ended September 30, 2021, respectively.
OREO expense, net experienced an increase of $130 thousand for the third quarter of 2022 compared to same period in 2021, and decreased $87 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in OREO expense, net for the three months ended September 30, 2022 compared to the same period of 2021 were due to decrease in OREO income. The decrease in OREO expense, net for the nine months ended September 30, 2022 compared to the same period of 2021 were due to decrease in OREO valuation expenses.

Earnings credit rebates expense increased $4.3 million for the third quarter of 2022 compared to same period in 2021, and increased $4.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Earnings credit rebates are provided to certain commercial depositors to help offset deposit service charges incurred. The earnings credit rebates are tied to short term interest rates and as interest rates have risen in 2022, our earnings credit rebate expenses have also increased.
We recorded a one-time $2.1 million impairment during the second quarter of 2021 related to the disposition of a licensed compliance related software platform. Management decided to utilize a different platform and therefore the remaining carrying balance for the unused software was fully written off. There were no software impairments recorded during the three and nine months ended September 30, 2022.
Other noninterest expense for the three and nine months ended September 30, 2022 increased by $411 thousand and $1.1 million, respectively, compared to the three and nine months ended September 30, 2021 largely due to an increases in various expenses.
Provision for Income Taxes
Income tax provision expense was $19.7 million and $19.9 million for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rates were 26.80% and 26.40% for the three months ended September 30, 2022 and 2021, respectively. Income tax provision expense for the nine months ended September 30, 2022 and 2021 was $59.6 million and $51.6 million, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 26.34% and 25.24%, respectively. The increase in effective tax rate for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to a decrease in affordable housing tax credits.

Financial Condition
At September 30, 2022, our total assets were $19.08 billion, an increase of $1.19 billion, or 6.7%, from $17.89 billion at December 31, 2021. The increase in total assets was due to increases in loans receivable partially offset by a decrease in investment securities during the nine months ended September 30, 2022.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at September 30, 2022 totaled $42.3 million, a decrease of $15.5 million, or 26.9%, from $57.9 million at December 31, 2021.
At September 30, 2022 and December 31, 2021, total equity investments with readily determinable fair values totaled $4.3 million and $26.8 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income. The decrease in equity investments with readily determinable fair values was due primarily to the sale of $20.6 million in investments during the three months ended September 30, 2022.
We also had $38.0 million and $31.0 million in equity investments without readily determinable fair values as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, equity investments without readily determinable fair values included $36.7 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three and nine months ended September 30, 2022 and 2021.
Investment Securities Portfolio
At September 30, 2022, we had $1.99 billion in investment securities AFS compared to $2.67 billion at December 31, 2021. The net unrealized loss on the investment securities AFS at September 30, 2022 was $328.3 million compared to a net unrealized loss on securities of $19.4 million at December 31, 2021. The change in unrealized loss on investment securities AFS from December 31, 2021 to September 30, 2022 was due to the increase in market interest rates over the yields available at the time the underlying securities were purchased, and the transfer of securities from AFS to HTM.
As of September 30, 2022, we had $271.2 million in investment securities HTM compared to $0 at December 31, 2021. We have the ability and intent to hold securities classified as HTM to maturity. During the second quarter of 2022, we transferred $238.9 million in fair value of debt securities from AFS to HTM. The transferred securities had an amortized cost of $275.5 million with a pre-tax net unrealized loss of $36.6 million, which was recorded as a discount to be amortized as an adjustment to yield. The unrealized holding loss at the date of transfer will continue to be reported, net of taxes, in accumulated other comprehensive income as a component of stockholders’ equity and will be amortized over the remaining life of the securities as an adjustment to yield, offsetting the corresponding discount amortization’s impact on interest income.
During the nine months ended September 30, 2022, $233.8 million in investment securities were purchased and $284.3 million in investment securities were paid down. For the nine months ended September 30, 2022, there were no investment securities that matured, were called, or were sold.
We performed an analysis on our investment securities in unrealized loss positions as of September 30, 2022 and December 31, 2021 and determined that allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined to have zero loss expectation. At September 30, 2022, we also had 18 asset-backed securities, six corporate securities, and 74 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we expect full payment of principal and interest.

Investments in Affordable Housing Partnerships
At September 30, 2022, we had $50.3 million in investments in affordable housing partnerships compared to $58.4 million at December 31, 2021. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the nine months ended September 30, 2022. Commitments to fund investments in affordable housing partnerships totaled $12.4 million at September 30, 2022 compared to $9.5 million at December 31, 2021. The increase in commitments to fund investments in affordable housing partnerships during the nine months ended September 30, 2022 was due to new commitments, offset partially by cash contributions which reduced the remaining commitment balances.

Loans Held For Sale
Loans held for sale at September 30, 2022 totaled $42.0 million compared to $99.0 million at December 31, 2021, representing a decrease of $57.1 million, or 57.6%. The decrease in loans held for sale was due to a reduction in SBA, mortgage loans, and other loans held for sale. Loans held for sale at September 30, 2022 included $41.1 million in SBA loans held for sale and $900 thousand in residential mortgage loans held for sale. At December 31, 2021, loans held for sale consisted of $49.7 million in SBA loans held for sale, $26.2 million in loans with elevated credit risk, and $23.2 million in residential mortgage loans held for sale.

Loans Receivable
At September 30, 2022, loans receivable totaled $15.49 billion, an increase of $1.54 billion from $13.95 billion at December 31, 2021. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category as of the dates indicated:

	September 30, 2022		December 31, 2021
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$75,488	—%	$69,199	—%
Commercial	9,216,194	60%	8,816,080	63%
Construction	213,211	1%	220,652	2%
Total real estate loans	9,504,893	61%	9,105,931	65%
Commercial business	5,124,421	33%	4,208,674	30%
Residential mortgage	823,809	6%	579,626	5%
Consumer and other	38,064	—%	58,512	—%
Total loans receivable, net of deferred costs and fees	15,491,187	100%	13,952,743	100%
Allowance for credit losses	(160,561)		(140,550)
Loans receivable, net of allowance for credit losses	$15,330,626		$13,812,193
Our total loans receivable increased from December 31, 2021 to September 30, 2022 largely due to an increase of $915.7 million in commercial business loans, an increase of $400.1 million in commercial real estate loans, and an increase of $244.2 million in residential mortgage loans. The increase in loans as of September 30, 2022 compared to December 31, 2021 was due to record originations during the nine months ended September 30, 2022 during which we had more than $1.00 billion in originations for each quarter. During the nine months ended September 30, 2022, we sold $298.0 million in loans consisting of $186.1 million in SBA loans, $45.6 million in residential mortgage loans and $66.3 million in other loans with elevated credit risk. We also purchased $47.7 million in residential mortgage loans during the nine months ended September 30, 2022.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$2,787,710	$2,329,421
Standby letters of credit	135,056	126,137
Other commercial letters of credit	26,937	56,333
Total	$2,949,703	$2,511,891
Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans, and OREO totaled $97.0 million at September 30, 2022 compared to $111.8 million at December 31, 2021. The ratio of nonperforming assets to loans receivable and OREO was 0.63% at September 30, 2022 and 0.80% at December 31, 2021. Nonaccrual loans to loans receivable increased from 0.39% at December 31, 2021 to 0.42% at September 30, 2022 and allowance for credit losses to nonaccrual loans declined to 248.66% at September 30, 2022, compared to 257.34% at December 31, 2021. The increase in nonaccrual loans as a percentage of total loans receivable and decline in allowance for credit losses as percentage of nonaccrual loans from December 31, 2021 to September 30, 2022 was primarily due to the increase in nonaccrual loans from one lending relationship.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans (1)	$64,571	$54,616
Loans 90 days or more days past due, still accruing	5,306	2,131
Accruing restructured loans	25,631	52,418
Total nonperforming loans	95,508	109,165
OREO	1,480	2,597
Total nonperforming assets	$96,988	$111,762

Nonaccrual loans to loans receivable	0.42%	0.39%
Nonperforming loans to loans receivable	0.62%	0.78%
Nonperforming assets to loans receivable and OREO	0.63%	0.80%
Nonperforming assets to total assets	0.51%	0.62%
Allowance for credit losses to nonaccrual loans	248.66%	257.34%
Allowance for credit losses to nonperforming loans	168.11%	128.75%
Allowance for credit losses to nonperforming assets	165.55%	125.76%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $9.9 million as of September 30, 2022 and $19.5 million as of December 31, 2021.

Allowance for Credit Losses
The allowance for credit losses (“ACL”) was $160.6 million at September 30, 2022 compared to $140.6 million at December 31, 2021. The ACL was 1.04% and 1.01% of loans receivable at September 30, 2022 and December 31, 2021, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at September 30, 2022 and December 31, 2021 totaled $9.2 million and $12.4 million, respectively. ACL on individually evaluated loans increased to $7.2 million at September 30, 2022 from $5.1 million at December 31, 2021.
Economic forecasts used in the calculation of the September 30, 2022 ACL reflected a slight deterioration in outlook compared to economic forecasts used in the calculation of the December 31, 2021 ACL and the large increase in loans resulted in an overall increase in ACL. For June 30, 2022, due to the lag in timing of incorporating current events into the forecasts, we incorporated Moody’s S2 forecast scenario as it had a more negative outlook of the economy compared to the Consensus forecast scenario that was utilized for the allowance for credit losses as of December 31, 2021. However, we went back to utilizing Moody’s Consensus forecast for the September 30, 2022 ACL as it now captures all recent events and expectations including the potential that the economy may face a recession in coming years.
The following table reflects our allocation of the ACL by loan type and the ratio of each loan segment to total loans as of the dates indicated:

	September 30, 2022		June 30, 2022		December 31, 2021
	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *	Allowance for Credit Losses	Percent of Allowance to Loans Receivable *
	(Dollars in thousands)
Loan Type
Real estate – residential	$850	1.13%	$756	1.01%	$729	1.05%
Real estate – commercial	97,535	1.06%	97,553	1.08%	106,170	1.20%
Real estate – construction	1,539	0.72%	1,515	0.69%	1,541	0.70%
Commercial business	53,013	1.03%	44,852	1.02%	27,811	0.66%
Residential mortgage	6,894	0.84%	6,079	0.79%	3,316	0.57%
Consumer and other	730	1.92%	825	1.97%	983	1.68%
Total	$160,561	1.04%	$151,580	1.04%	$140,550	1.01%
__________________________________
*    Held-for-sale loans of $42.0 million, $76.4 million and $99.0 million at September 30, 2022, June 30, 2022 and December 31, 2021, respectively, were excluded.

Our ACL coverage ratio as of September 30, 2022 increased compared to December 31, 2021 but remained unchanged compared to June 30, 2022. The increase in ACL coverage ratio since December 31, 2021 was primarily due to the increase in allowance for commercial business loans. The allowance for credit losses on commercial business loans increased as the commercial loan portfolio was impacted by our economic forecasts which had a more negative outlook compared to consumer spending and higher inflation projections. Commercial real estate price forecasts were also negatively impacted but not to degree that consumer spending was impacted as of September 30, 2022 compared to December 31, 2021.
The increase in total ACL as of September 30, 2022 compared to December 31, 2021 consisted of an increase in both ACL for individually evaluated loans and collectively evaluated loans. Reserves for individually evaluated loans increased from $5.1 million at December 31, 2021 to $7.2 million at September 30, 2022. The allowance requirement for loans evaluated on a collective basis increased to $153.4 million at September 30, 2022 compared to $135.4 million at December 31, 2021.
Total recoveries for the nine months ended September 30, 2022 totaled $21.4 million. The high level of recoveries was primarily due to the recovery of a large lending relationship which previously had charge offs totaling $29.6 million during the third quarter of 2021.

The following table presents the provisions (credit) for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
LOANS:
Average loans	$14,925,298	$13,286,382	$14,378,774	$13,308,526
Loans receivable	$15,491,187	$13,418,691	$15,491,187	$13,418,691

ALLOWANCE:
Balance, beginning of period	$151,580	$189,452	$140,550	$206,741
Less loan charge offs:
Real estate – commercial	(185)	(41,655)	(1,936)	(56,645)
Commercial business	(262)	(1,895)	(611)	(3,077)
Residential mortgage	(22)	(923)	(22)	(923)
Consumer and other	(81)	(110)	(196)	(251)
Total loan charge offs	(550)	(44,583)	(2,765)	(60,896)
Plus loan recoveries:
Real estate – commercial	176	1,113	18,853	2,588
Commercial business	147	778	2,486	1,859
Residential mortgage	—	—	—	—
Consumer and other	8	14	37	182
Total loans recoveries	331	1,905	21,376	4,629
Net loan (charge offs) recoveries	(219)	(42,678)	18,611	(56,267)
Provision (credit) for credit losses	9,200	(10,000)	1,400	(13,700)
Balance, end of period	$160,561	$136,774	$160,561	$136,774

Net loan charge offs (recoveries) to average loans*	0.01%	1.28%	(0.17)%	0.56%
Allowance for credit losses to loans receivable at end of period	1.04%	1.02%	1.04%	1.02%
Net loan charge offs (recoveries) to allowance for credit losses*	0.55%	124.81%	(15.45)%	54.85%
Net loan charge offs (recoveries) to provision (credit) for credit losses	2.38%	(426.78)%	(1,329.36)%	(410.71)%

__________________________________
*    Annualized
We believe the ACL as of September 30, 2022 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. Among other things, if the effects of the COVID-19 pandemic, rising inflation, potential economic recession, and the war in Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts, which could have a material and adverse effect on our financial condition and results of operations.
Net loan charge offs (recoveries) as a percentage of average loans and allowance for credit losses decreased for three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 due to a large recovery of $17.3 million during the first quarter of 2022 from a single lending relationship that had $29.6 million in charge offs in the third quarter of 2021. For the three and nine months ended September 30, 2021, net charge off was impacted by a write-down of $11.8 million upon the transfer of $119.3 million in hotel loans with elevated credit risk to loans held for sale.

COVID-19 Related Loan Modifications
During the first quarter of 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently, many of those requests for modifications were granted during the second quarter of 2020 in accordance with the guidelines of the CARES Act. Many of these modifications had deferral periods that expired in 2020 but some customers were granted additional modifications. Most of the modifications have expired as of September 30, 2022. As of September 30, 2022, loans that were modified due to hardship caused by the COVID-19 pandemic totaled $800 thousand consisting of one commercial real estate loan. COVID-19 modifications as of December 31, 2021 totaled $22.8 million consisting of $12.5 million in commercial real estate loans, $9.9 million in residential mortgage loans, and $365 thousand in consumer loans. Generally, we have not provided additional modifications under the CARES Act since the end of 2020. Based on our COVID-19 modifications expiration schedule, we expect the remaining active modification to expire by the end of 2022.
In accordance with the CARES Act and interagency guidance, qualifying modifications provide banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. As of September 30, 2022 and December 31, 2021, loans modified under Section 4013 of the CARES Act and interagency guidance was not included as a TDR. When a loan is no longer modified under the CARES Act, the option to temporarily suspend certain requirements under U.S. GAAP no longer applies.
At September 30, 2022, we had $35.7 million in loan accrued interest receivables compared to $36.2 million at December 31, 2021. Total accrued interest receivables related to loans modified due to COVID-19 totaled $3 thousand at September 30, 2022 compared to $574 thousand at December 31, 2021.
OREO
At September 30, 2022, OREO, net totaled $1.5 million, a decrease of $1.1 million compared to $2.6 million at December 31, 2021. During the nine months ended September 30, 2022, there were no loans transferred to OREO and we sold three OREO properties with carrying balances totaling $702 thousand. OREO are presented on the balance sheet net of OREO valuation allowances. OREO valuation allowance at September 30, 2022 totaled $1.4 million compared to $1.3 million at December 31, 2021.

Deposits, Other Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At September 30, 2022, deposits increased $461.8 million, or 3.1%, to $15.50 billion from $15.04 billion at December 31, 2021. The increase in deposits was primarily due to an increase in time deposits offset partially by decreases in demand deposits and money market and NOW accounts. Time deposits increased by $920.0 million during the nine months ended September 30, 2022. Demand deposits decreased $160.9 million during the nine months ended September 30, 2022 and money market and NOW accounts decreased $293.8 million.
At September 30, 2022, 36.1% of total deposits were noninterest bearing demand deposits, 23.9% were time deposits, and 40.0% were interest bearing demand and savings deposits. At December 31, 2021, 38.3% of total deposits were noninterest bearing demand deposits, 18.5% were time deposits, and 43.2% were interest bearing demand and savings deposits.
At September 30, 2022, we had $1.56 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $810.9 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2021. In anticipation of the rise in interest rates, we brought in brokered time deposits at various maturities during the second and third quarter of 2022 to help fund the increase in loan originations and upsurge in loan growth. The California State Treasurer time deposits at September 30, 2022 had original maturities of six months, had a weighted average interest rate of 1.62%, and were collateralized with securities with total fair value of $357.1 million. Time deposits of more than $250 thousand at September 30, 2022 totaled $1.45 billion compared to $1.49 billion at December 31, 2021.
The following is a schedule of time deposit maturities as of September 30, 2022:

	September 30, 2022
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,360,953	37%
Over three months through six months	954,327	26%
Over six months through nine months	400,039	11%
Over nine months through twelve months	972,330	25%
Over twelve months	20,674	1%
Total time deposits	$3,708,323	100%

FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At September 30, 2022, borrowings totaled $1.07 billion consisting of $700.0 million in FHLB borrowings and $372.0 million in FRB borrowings compared to $300.0 million in FHLB borrowings at December 31, 2021. At September 30, 2022 and December 31, 2021, the average weighted remaining maturity of FHLB and FRB borrowings was less than 1 month and 4 months, respectively.
We did not have federal funds purchased at September 30, 2022 and December 31, 2021.
Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. Subordinated debentures totaled $106.3 million at September 30, 2022 and $105.4 million at December 31, 2021. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date (see footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding Debentures issued).
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at September 30, 2022 was $216.9 million, net of $587 thousand in uncapitalized issuance costs. At December 31, 2021, the net carrying balance of convertible notes was $216.2 million, net of $1.3 million in uncapitalized issuance costs. With the adoption of ASU 2020-06, the convertible notes are accounted for entirely as debt and no longer have a discount or equity portion (see footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued).
Off-Balance-Sheet Activities and Contractual Obligations
We routinely engage in activities that involve, to varying degrees, elements of risk that are not reflected, in whole or in part, in the consolidated financial statements. These activities are part of our normal course of business and include traditional off-balance-sheet credit-related financial instruments, interest rate swap contracts, foreign exchange contracts, and long-term debt.
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
Total stockholders’ equity was $1.98 billion at September 30, 2022 and $2.09 billion at December 31, 2021. During the nine months ended September 30, 2022, stockholders’ equity decreased by $117.3 million due to a decrease in accumulated other comprehensive income of $225.1 million, dividends paid of $50.4 million, and share repurchases of $14.7 million, offset partially by net income earned of $166.6 million and increases in additional paid-in capital consisting of $5.8 million in stock based compensation and $530 thousand in issuance of additional shares of stock. The decrease in accumulated other comprehensive income from December 31, 2021 to September 30, 2022 was due to the increase in unrealized losses on our investment securities AFS as a result of rising market interest rates.
In January 2022, our Board of Directors approved a new stock repurchase plan that authorizes management to repurchase up to $50.0 million of common stock. Stock repurchases through the new plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. During the nine months ended September 30, 2022, we repurchased 1,038,986 shares of common stock totaling $14.7 million. As of September 30, 2022, we had $35.3 million remaining of the $50.0 million stock repurchase plan.
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
At September 30, 2022, our common equity Tier 1 capital was $1.76 billion compared to $1.66 billion at December 31, 2021. Our Tier 1 capital, defined as stockholders’ equity plus trust preferred securities and the add back of the impact of CECL implementation (in accordance with CECL transition phase-in rules) less intangible assets was $1.86 billion at September 30, 2022 and $1.76 billion at December 31, 2021. At September 30, 2022, the common equity Tier 1 capital ratio was 10.32%. The total capital to risk-weighted assets ratio was 11.72% and the Tier 1 capital to risk-weighted assets ratio was 10.92%. The Tier 1 leverage capital ratio at September 30, 2022 was 10.25%.

At September 30, 2022 and December 31, 2021, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain minimum common equity Tier 1 capital, total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios as set forth in the table below.

	September 30, 2022
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,760,843	10.32%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$2,000,653	11.72%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,863,200	10.92%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,863,200	10.25%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$2,014,788	11.81%	$1,108,875	6.50%	$905,913	5.31%
Total risk-based capital ratio (to risk-weighted assets)	$2,152,241	12.62%	$1,705,961	10.00%	$446,280	2.62%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$2,014,788	11.81%	$1,364,769	8.00%	$650,019	3.81%
Tier 1 capital to total assets (to average assets)	$2,014,788	11.08%	$909,000	5.00%	$1,105,788	6.08%

	December 31, 2021
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,657,754	11.03%	N/A	N/A	N/A	N/A
Total risk-based capital ratio (to risk-weighted assets)	$1,867,968	12.42%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,759,207	11.70%	N/A	N/A	N/A	N/A
Tier 1 capital to total assets (to average assets)	$1,759,207	10.11%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital ratio (to risk-weighted assets)	$1,947,914	12.96%	$976,919	6.50%	$970,995	6.46%
Total risk-based capital ratio (to risk-weighted assets)	$2,056,675	13.68%	$1,502,952	10.00%	$553,723	3.68%
Tier 1 risk-based capital ratio (to risk-weighted assets)	$1,947,914	12.96%	$1,202,361	8.00%	$745,553	4.96%
Tier 1 capital to total assets (to average assets)	$1,947,914	11.20%	$869,491	5.00%	$1,078,423	6.20%

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
Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and borrowings from the FHLB and the FRB Discount Window. These funding sources are augmented by payments of principal and interest on loans and securities, proceeds from sale of loans, and the liquidation or sale of securities from our available for sale portfolio or sale of equity investments. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.
At September 30, 2022, our total borrowing capacity from the FHLB was $4.52 billion of which $3.81 billion was unused and available to borrow. At September 30, 2022, our total borrowing capacity from the FRB Discount Window was $792.6 million, of which $420.6 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, investment securities AFS, and equity investments totaled $2.03 billion at September 30, 2022 compared to $2.57 billion at December 31, 2021. Cash and cash equivalents were $331.3 million at September 30, 2022 compared to $316.3 million at December 31, 2021. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The objective of our asset and liability management activities is to maximize our earnings while maintaining adequate liquidity and maintaining exposure to interest rate risk deemed by management to be acceptable by adjusting the type and mix of assets and liabilities to seek to effectively address changing conditions and risks. Through overall management of our balance sheet and by managing various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling noninterest expense and enhancing noninterest income. We also use various methods to protect against our exposure to interest rate fluctuations with the objective of reducing the effects fluctuations might have on associated cash flows or values. Finally, we perform internal analysis to measure, evaluate, and monitor risk.
Interest Rate Risk
Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and/or in equal volumes. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Board Risk Committee and to the Asset and Liability Management Committee (“ALM”), which is composed of the Bank’s senior executives and other designated officers.
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
Interest Rate Sensitivity
One of the methods we use to monitor interest rate risk is through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2022, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose is illustrated in the following table:

	September 30, 2022		December 31, 2021
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	6.53%	(5.61)%	6.95%	0.84%
+ 100 basis points	3.31%	(2.36)%	3.52%	1.55%
- 100 basis points	(3.29)%	1.38%	(2.62)%	(5.94)%
- 200 basis points	(6.59)%	0.67%	(4.25)%	(15.71)%

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
The Company has financial instruments that are indexed to LIBOR including investment securities, loans, derivatives, subordinated debentures, and other financial contracts as of September 30, 2022. The Company has formed a committee to oversee the transition process and to facilitate an orderly transition from LIBOR, and other interbank offered rates, to alternative reference rates for the Company and its clients in a manner consistent with supervisory expectations. Since January 1, 2022, the Company has ceased to originate any LIBOR based financial instruments. The Company has limited LIBOR exposures subsequent to June 2023. The transition away from LIBOR is not expected to have a material impact on the Company’s consolidated financial statements. For additional information about our associated risks, please refer to Item 1A, Risk Factors, in our 2021 Form 10-K.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $20 thousand at September 30, 2022. It is reasonably possible the Company may incur losses. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three and nine months ended September 30, 2022.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended September 30, 2022.
The following table summarizes share repurchase activities during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
July 1, 2022 to July 31, 2022	—	$—	—	$35,333
August 1, 2022 to August 31, 2022	—	—	—	35,333
September 1, 2022 to September 30, 2022	—	—	—	35,333
Total	—	$—	—

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

HOPE BANCORP, INC.

Date:	November 4, 2022	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	November 4, 2022	/s/ Alex Ko
Alex Ko
Senior Executive Vice President and Chief Financial Officer