Form 10-K
period 2022-12-31
HOPE BANCORP INC
filed 2023-02-28
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 000-50245
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
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, as reported on the NASDAQ Global Select Market, was approximately $1,574,584,883.
Number of shares outstanding of the registrant’s common stock as of February 21, 2023: 119,498,107
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Hope Bancorp, Inc.

Form 10-K
For the Year Ended December 31, 2022

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

PART I
Item 1.    BUSINESS
General
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis with the Bank of Hope) is a bank holding company headquartered in Los Angeles, California. The Company was incorporated in Delaware in the year 2000. We offer commercial and retail banking loan and deposit products through our wholly-owned subsidiary, Bank of Hope, a California state-chartered bank (the “Bank” or “Bank of Hope”). The Bank primarily focuses its business in ethnic communities in California, the greater New York City, Chicago, Houston, Dallas, and Seattle metropolitan areas, New Jersey, Virginia, Georgia, Alabama and Florida. Our headquarters are located at 3200 Wilshire Boulevard, Suite 1400, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
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
Through our current network of 54 branches and 10 loan production offices, we offer core business banking products for small and medium-sized businesses and individuals. We accept deposits and originate a variety of loans, including commercial business loans, real estate loans, trade finance loans, Small Business Administration (“SBA”) loans, auto loans, single-family mortgages, warehouse lines of credit, personal loans, and credit cards. We offer cash management services to our business customers, which include remote deposit capture, lock box, and ACH origination services. We offer comprehensive investment and wealth management services to high-net-worth clients. We also offer a mobile banking application for smart devices that extends access to banking services, such as mobile deposits and bill payment for our customers at all times. In an effort to better meet our customers’ needs, our mini-market branches generally offer hours from 9 a.m. to 6 p.m. Most of our branches offer 24-hour automated teller machines (“ATMs”). We also offer debit card services to all customers. In addition, most of our branches offer foreign exchanges services, safe deposit boxes, and other customary bank services. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
Lending Activities
Commercial Business Loans
We provide commercial loans to businesses through our Consumer and Business Banking and Corporate Banking Group. The Consumer and Business Banking department primarily provides financial products and services to individuals and small businesses through the Company’s branch network. The Corporate Banking Group primarily provides commercial loans to middle market and large institutional borrowers. Corporate Banking lending is generally done through various groups, including general industry groups, Sponsor and Specialty Finance, Telecom and Media, Healthcare and Equipment Finance. These commercial loans are provided for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, and other business-related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credit) or (2) long-term loans (or term loans to businesses). Short-term loans are often used to finance business working capital needs, collateralized with current assets, and typically have terms of one year with interest paid monthly on the outstanding balance with the principal balance due at maturity. Long-term loans typically have terms of three to five years with principal and interest paid monthly. The credit worthiness of our borrowers is evaluated before a loan is originated through financial spread and collateral analysis and if large enough, with financial projections to cover both base and downside case cash flow scenarios; and are largely reviewed quarterly to address potential borrower covenant defaults/appropriate borrower action plans as well as regulatory loan grading. We seek to establish full borrower relationships for all our commercial customers to include all of the Bank’s products such as deposits, treasury management as well as a broad array of risk management products.
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

Real Estate Loans
Real estate loans cover a broad array of commercial real estate segments and are extended for the purchase and refinance of real estate and are generally secured by first deeds of trust. The maturities on the majority of such loans are generally five to seven years with a 25-year principal amortization schedule and a balloon payment due at maturity. We offer both fixed and floating rate real estate loans in addition to offering clients interest rate hedging option. It is our general policy to restrict real estate loan amounts to no more than 75% of the appraised value of the property at the date of origination.
We originate loans to finance commercial real estate construction projects including one-to-four family residences, multifamily residences, senior housing, and commercial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks than other loans due to the ultimate repayment being sensitive to commercial real estate segments, geographic market and macroeconomic changes, interest rate changes, governmental regulation of real property, and the availability of long-term financing. Economic conditions may also impact our ability to recover our investment in construction loans. Adverse economic conditions may negatively impact the real estate market, which could affect the borrowers’ ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes.
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
We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we can recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold. During the fourth quarter of 2018, we stopped the practice of regularly selling the guaranteed portion of SBA loans due to the reduction in premium rates paid in the secondary market but subsequently returned to the practice of regularly selling SBA guaranteed loans in 2021.
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
In 2020, the government established the SBA Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to assist companies to continue paying workers and staff during the COVID-19 pandemic. SBA PPP loans totaled $1.9 million at December 31, 2022 compared to $228.1 million at December 31, 2021.
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

Investing Activities
The main objective of our investment strategy is to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs”), and federal funds sold. Our investments include equity investments, available for sale and held to maturity investment portfolios which consist of U.S. Treasury securities, government sponsored agency bonds, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), asset-backed securities, corporate securities, and municipal securities. For a detailed breakdown of our investments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”
Our securities are classified for accounting purposes as equity investments, investments available for sale or investments held to maturity. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available for sale at the time of purchase. Investment securities that the Bank has the positive intent and ability to hold to maturity are designated as investments held to maturity.
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
Long-Term Debt
At December 31, 2022, we had nine wholly-owned subsidiary grantor trusts (“Trusts”) that have issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures of Hope Bancorp (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures (which have maturity dates ranging from 2033 to 2037), or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a specified redemption price. We also have the right to defer interest on the Debentures for up to five years.

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
Market Area and Competition
We currently have 54 banking offices in areas having high concentrations of Korean-Americans, of which 29 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 10 are located in the New York City metropolitan area and New Jersey, four are in the Chicago metropolitan area, three are in the Seattle metropolitan area, four are in Texas, two are in Virginia, one is in Alabama, and one is in Georgia. We also have 10 loan production offices located in Houston, Dallas, Seattle, Atlanta, Denver, Portland, Tampa, Fremont, and Southern California and a representative office in Seoul, South Korea. The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulations, changes in technology and product delivery systems, and consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
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

Including the capital conservation buffer of 2.5%, the minimum ratios for a banking organization are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. Management believes that as of December 31, 2022, Hope Bancorp and the Bank met all requirements under the Basel III Capital Rules applicable to them on a fully phased-in basis, including the capital conservation buffer. At December 31, 2022, the ratios of each of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes and satisfied the capital conservation buffer requirement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•We are subject to the “Volcker Rule,” which generally restricts us from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. While Hope Bancorp and the Bank had no investment positions or relationships at December 31, 2022 that were subject to the Volcker Rule, we may be subject to the compliance and recording keeping provisions of this rule.
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

Dividends and Stock Repurchases
Hope Bancorp’s ability to pay dividends or repurchase shares of its common stock is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends or repurchase its shares either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. It is the FRB’s policy, however, that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. FRB policy requires that a bank holding company must notify the FRB if its repurchase or redemption of shares would cause a net reduction in the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. It is also the FRB’s policy that bank holding companies should not maintain dividend levels or repurchase shares in amounts that would undermine their ability to be a source of strength to its banking subsidiaries. The FRB also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, if Hope Bancorp does not maintain an adequate capital conservation buffer under the Basel III Capital Rules, its ability to pay dividends to or repurchase shares from stockholders may be restricted.
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

Human Capital Resources
It is our philosophy to attract, develop, and retain a diverse range of qualified bankers who share our values, entrepreneurial spirit and unwavering commitment to service. The Company respects, values, and invites diversity in our team members, customers, suppliers, marketplace, and community. We seek to recognize the unique contribution each individual brings to our company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success.
We recognize that retaining a culture of diversity and inclusion requires active engagement and motivation. In 2022, we launched a social rewards and recognition platform that allows employees to recognize one another for milestones and achievements, or simply express gratitude to anyone within the Bank for demonstrating Bank of Hope Core Values, which are Integrity, Teamwork, Fairness, Initiative, Transparency and Satisfaction. Employees can redeem accumulated points for a gift card or use the points toward one of the many experiences available through the program.
We provide professional development opportunities to team members and seeks to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, mentoring, and tuition fee reimbursements to support job related higher education. All employees of Bank of Hope are required to undergo various training courses on a quarterly basis to promote their ongoing growth and professional development as bankers. Training courses focus on compliance, banking regulations, information security, cybersecurity, workplace safety, among others, as well as business code and ethics topics, including confidentiality, whistle blower policy, anti-harassment, and conflict of interest.
We offer a competitive salary and a leading benefits package that includes medical, dental and vision healthcare, 401(k) benefits, parental and family leave, holiday and paid time off, and tuition assistance. We are committed to the long-term health of our employees and provide basic life, basic accidental death and dismemberment (AD&D) and long-term disability insurance, Flexible Spending Accounts (FSA), and discounted gym memberships, among other benefits. We also conduct regular wellness programs and incentivize our staff to participate in activities and webinars that promote a healthy lifestyle.
As of December 31, 2022, we had 1,549 full-time equivalent employees compared to 1,476 full-time equivalent employees at December 31, 2021. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.
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
•Our employees had nearly 731 hours of CRA-reportable volunteer hours in 2022;
•We funded approximately $4.45 billion of loans in 2022;
•We have invested in affordable housing partnership investments, CRA investments, and CDFI investments;
•We had approximately $315.8 million of CRA-reportable small business lending in 2022;
•We had approximately $570 thousand in charitable donations and grants to 122 organizations to support the social, educational and cultural wellness of the communities in which we operate; and
•We awarded 60 students grants of $1,500 each in 2022. In aggregate, we contributed approximately more than $2.3 million to the Hope Scholarship Foundation since its establishment in 2001.
In 2022, we launched and published our initial Environmental, Social and Governance (“ESG”) report and webpage in our investor relation website (www.ir-hopebancorp.com). The initial ESG report contains our ESG progress including the establishment of an ESG framework, ESG policy, and our achievements on the ESG compliance.

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
Risks Related to our Business
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City, Chicago, Houston, Dallas, Tampa, and Seattle metropolitan areas, New Jersey, Virginia, Georgia and Alabama. Adverse economic conditions in our market areas could potentially have a material adverse impact on the quality of our business. A renewed economic slowdown in the markets in which we operate currently and in the future may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•the level and duration of deposits may decline;
•demand for our products and services may decline; and
•collateral for loans may decline in value below the principal amount owed by the borrower.
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2022, approximately 61% of our loan portfolio consisted of loans secured by various types of commercial real estate (excluding 1-4 family residential mortgage loans). A slowdown in the economy is often accompanied by declines in the value of real estate. In the height of the COVID-19 pandemic, the impact of the virus resulted in renewed deterioration in the real estate market generally and in commercial real estate values in particular. Such developments may result in additional loan charge-offs and provisions for credit losses, which may have a material and adverse effect on our net income and capital levels.
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

Our allowance for credit losses may not cover our actual loan losses. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In accordance with U.S. GAAP, we maintain an allowance for credit losses to provide for loan defaults and non-performance. If our actual credit losses exceed the amount we have allocated for estimated current expected credit losses, our business will be adversely affected. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of business operations. We create allowances for estimated credit losses through provisions that are recorded as reductions in income in our accounting records. We base these allowances on estimates of the following:
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
We face continuing risks related to the COVID-19 pandemic. Beginning in 2020, the overall economic climate in the U.S., generally, and in our market areas specifically, experienced material disruption due to the COVID-19 pandemic. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition and results of operations will depend on future developments, including the emergence and spread of new strains of COVID-19, which are highly uncertain and cannot be predicted. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long term effects on us and our customers, which are difficult to quantify.
We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material, adverse effect on our business, financial condition and results of operations. These risks include but are not limited to increased credit losses or other impairments in our loan portfolios and increases in our allowance for credit losses; changes in demand for our products and services; a decline in the collateral value for our loans, especially real estate; unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings; a triggering event leading to impairment testing on our goodwill and other assets, which could result in impairment charges; and increased costs as we and our regulators, customers and vendors adapt to evolving pandemic conditions.
Our inability to successfully manage the increased credit and other risks caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.
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

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity, levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability any of which could have a material adverse effect on our business, financial condition and results of operations.
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
In 2022, we launched and published our initial ESG report and webpage in our investor relations website (www.ir-hopebancorp.com). The initial ESG report contains our ESG progress including the establishment of an ESG framework, ESG policy, and our achievements on the ESG compliance. However, there is no guarantee that our efforts will adequately address new laws and regulations and governmental efforts as well as investor concerns. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
As we expand outside our traditional geographic markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have offices in the greater New York City, Chicago, Houston, Dallas, Tampa, and Seattle metropolitan areas, New Jersey, Virginia, Colorado, Georgia, and Alabama. Over time, we may seek to establish offices to serve Korean-American and other ethnic communities in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.

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

Anti-takeover provisions in our charter documents and applicable federal and state law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our charter documents could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These include, among other things, advance notice requirements to submit stockholder proposals at stockholder meetings and the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining stockholder approval. In addition, applicable provisions of federal and state banking law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. In particular, both federal and state law limit the acquisition of ownership of, generally, 10% or more of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or non-objection or being able to rely on an exemption from such requirement. We are also subject to Section 203 of the Delaware General Corporation Law that, subject to exceptions, prohibits us from engaging in any business combinations with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. Collectively, these provisions of our charter documents and applicable federal and state law may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
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
Climate change concerns could adversely affect our business and our customers. Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Climate change presents multi-faceted risks, including operational risk from the physical effects of climate events on us; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change. Consumers and businesses are changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements relating to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.PROPERTIES
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2022, we operated full-service branches at 47 leased and seven owned facilities, and we operated loan production offices at 10 leased facilities. Expiration dates of our leases range from 2023 to 2032. We believe our present facilities are suitable and adequate for our current operating needs.

Item 3.LEGAL PROCEEDINGS

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled approximately $229 thousand at December 31, 2022. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 4.MINE SAFETY DISCLOSURES
Not Applicable.

Part II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HOPE.”
The following table sets forth quarterly dividends paid on our common stock for the past two fiscal years:

	For the Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Dividends Paid	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14
The Company’s Board of Directors currently intends to continue its policy of paying quarterly cash dividends, however, no assurance can be given as to whether future dividends will be paid as cash dividend payments are dependent on the Company’s future earnings, capital requirements, and financial condition.
The closing price for our common stock on the NASDAQ Global Select Market on February 21, 2023 was $12.96 per share. As of February 21, 2023, there were 1,119 stockholders of record of our common stock.
Unregistered Sales of Equity Securities
There were no sales of any equity securities by the Company during the period covered this Annual Report on Form 10-K that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended December 31, 2022.
The following table summarizes share repurchase activities during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
October 1, 2022 to October 31, 2022	—	$—	—	$35,333
November 1, 2022 to November 30, 2022	—	—	—	35,333
December 1, 2022 to December 31, 2022	—	—	—	35,333
Total	—	$—	—

Stock Performance Graph
The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on our common stock with (i) the cumulative total return of the NASDAQ Composite Index, and (ii) the cumulative total return of the KBW Regional Banking Index. This year the stock performance graph reflects changes made by the Company to the broad equity market indices presented by removing the S&P 500 Index and the S&P 600 Index, and to the published industry index presented by replacing the S&P U.S. BMI Banks Index with the KBW Regional Banking Index. Management believes that the KBW Regional Banking Index provides a better peer group comparison of financial institutions more comparable to the Company in asset size and other factors. The Company is not a company within the S&P 500 Index. In accordance with Item 201(e) of the Regulation S-K of the Securities and Exchange Commission, which requires the inclusion of all new indexes and all indexes used in the immediately preceding year, this year the performance graph also includes a comparison of the cumulative total return for (iii) the S&P 600 Index, (iv) the S&P U.S. BMI Banks Index, and (v) the S&P 500 Index.
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

ASSUMES $100 INVESTED ON DECEMBER 31, 2017
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2022

	Period Ending
Stock/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Hope Bancorp, Inc.	$100.00	$67.17	$87.51	$68.24	$95.86	$86.69
NASDAQ Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
KBW Regional Banking Index	$100.00	$82.50	$102.15	$93.25	$127.42	$118.59
S&P 600 Index*	$100.00	$91.52	$112.37	$125.05	$158.59	$133.06
S&P U.S. BMI Banks Index*	$100.00	$83.54	$114.74	$100.10	$136.10	$112.89
S&P 500 Index*	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
____________________________________________________
* Indices previously used in the immediately preceding year.

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
Overview
We offer a full range of commercial and retail banking loan and deposit products through Bank of Hope. We have 54 banking offices in California, New York/New Jersey, Illinois, Washington, Texas, Virginia, Georgia and Alabama. We have 10 loan production offices located in Atlanta, Houston, Dallas, Denver, Portland, Seattle, Fremont, Tampa and in Southern California. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, real estate loans, trade finance loans, SBA loans, and consumer loans.
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

Selected Financial Data
The following table presents selected financial and other data for each of the years in the five-year period ended December 31, 2022. The information below should be read in conjunction with, the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	As of or For The Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$716,115	$566,532	$598,878	$684,786	$650,172
Interest expense	137,694	53,762	131,380	218,191	162,245
Net interest income	578,421	512,770	467,498	466,595	487,927
Provision (credit) for credit losses	9,600	(12,200)	95,000	7,300	14,900
Net interest income after provision (credit) for credit losses	568,821	524,970	372,498	459,295	473,027
Noninterest income	51,397	43,594	53,432	49,683	60,180
Noninterest expense	324,170	293,292	283,639	282,628	277,726
Income before income tax provision	296,048	275,272	142,291	226,350	255,481
Income tax provision	77,771	70,700	30,776	55,310	65,892
Net income	$218,277	$204,572	$111,515	$171,040	$189,589

Per Common Share Data:
Earnings - basic	$1.82	$1.67	$0.90	$1.35	$1.44
Earnings - diluted	$1.81	$1.66	$0.90	$1.35	$1.44
Book value (period end)	$16.90	$17.44	$16.66	$16.19	$15.03
Cash dividends declared per common share	$0.56	$0.56	$0.56	$0.56	$0.54
Number of common shares outstanding (period end)	119,495,209	120,006,452	123,264,864	125,756,543	126,639,912
Balance Sheet Data—At Period End:
Assets	$19,164,491	$17,889,061	$17,106,664	$15,667,440	$15,305,952
Investment securities AFS and HTM	2,243,195	2,666,275	2,285,611	1,715,987	1,846,265
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	15,403,540	13,952,743	13,563,213	12,276,007	12,098,115
Deposits	15,738,801	15,040,450	14,333,912	12,527,364	12,155,656
FHLB and FRB borrowings	865,000	300,000	250,000	625,000	821,280
Subordinated debentures	106.565	105.354	104,178	103,035	101,929
Convertible notes, net	217,148	216,209	204,565	199,458	194,543
Stockholders’ equity	2,019,328	2,092,983	2,053,745	2,036,011	1,903,211

Average Balance Sheet Data:
Assets	$18,231,609	$17,467,665	$16,515,102	$15,214,412	$14,749,166
Investment securities AFS and HTM	2,415,621	2,392,589	1,899,948	1,796,412	1,772,080
Loans receivable and loans held for sale	14,634,627	13,343,431	12,698,523	11,998,675	11,547,022
Deposits	15,172,264	14,727,778	13,560,531	12,066,719	11,628,177
Stockholders’ equity	2,034,027	2,071,453	2,032,570	1,981,811	1,910,224

	As of or For The Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	1.20%	1.17%	0.68%	1.12%	1.29%
Return on average stockholders’ equity(2)	10.73%	9.88%	5.49%	8.63%	9.92%
Average stockholders’ equity to average assets	11.16%	11.86%	12.31%	13.03%	12.95%
Dividend payout ratio (dividends per share/earnings per share)	30.91%	33.71%	62.22%	41.54%	37.58%
Net interest spread(3)	2.84%	2.86%	2.58%	2.65%	3.04%
Net interest margin(4)	3.36%	3.09%	3.00%	3.27%	3.53%
Yield on interest earning assets(5)	4.16%	3.42%	3.84%	4.81%	4.71%
Cost of interest bearing liabilities(6)	1.32%	0.56%	1.26%	2.16%	1.67%
Efficiency ratio(7)	51.47%	52.72%	54.45%	54.74%	50.67%

Regulatory Capital Ratios:
Hope Bancorp:
Common equity tier 1	10.55%	11.03%	10.94%	11.76%	11.44%
Tier 1 leverage	10.15%	10.11%	10.22%	11.22%	10.55%
Tier 1 risk-based	11.15%	11.70%	11.64%	12.51%	12.21%
Total risk-based	11.97%	12.42%	12.87%	13.23%	12.94%
Bank of Hope:
Common equity tier 1	12.03%	12.96%	12.90%	13.72%	13.63%
Tier 1 leverage	10.94%	11.20%	11.33%	12.29%	11.76%
Tier 1 risk-based	12.03%	12.96%	12.90%	13.72%	13.63%
Total risk-based	12.85%	13.68%	14.14%	14.44%	14.36%

Asset Quality Data:
Nonaccrual loans(8)	$49,687	$54,616	$85,238	$54,785	$53,286
Loans 90 days or more past due and still accruing (9)	401	2,131	614	7,547	1,529
Accruing restructured loans	16,931	52,418	37,354	35,709	50,410
Total nonperforming loans	67,019	109,165	123,206	98,041	105,225
Other real estate owned	2,418	2,597	20,121	24,091	7,754
Total nonperforming assets	$69,437	$111,762	$143,327	$122,132	$112,979

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.32%	0.39%	0.63%	0.45%	0.44%
Nonperforming loans to loans receivable	0.44%	0.78%	0.91%	0.80%	0.87%
Nonperforming assets to total assets	0.36%	0.62%	0.84%	0.78%	0.74%
Nonperforming assets to loans receivable and other real estate owned	0.45%	0.80%	1.06%	0.99%	0.93%
Allowance for credit losses to loans receivable	1.05%	1.01%	1.52%	0.77%	0.77%
Allowance for credit losses to nonaccrual loans	326.76%	257.34%	242.55%	171.84%	173.70%
Allowance for credit losses to nonperforming loans	242.26%	128.75%	167.80%	96.03%	87.96%
Allowance for credit losses to nonperforming assets	233.82%	125.76%	144.24%	77.08%	81.92%
Net (recoveries) charge-offs to average loans receivable	(0.08)%	0.40%	0.07%	0.04%	0.06%
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
(9)Excludes acquired credit impaired loans totaling $13.2 million and $14.1 million as of December 31, 2019 and 2018, respectively.

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
Investment Securities
Description - We evaluate investment securities available for sale (“AFS”) and held to maturity (“HTM”) for impairment related to credit losses on at least a quarterly basis. Based on our evaluation, we do not believe that we had any investment securities AFS or HTM with a credit loss impairment as of December 31, 2022. Investment securities are discussed in more detail under “Financial Condition - Investment Security Portfolio”.
Subjective Estimates and Judgments - Significant judgment is involved in determining when an investment securities AFS decline in fair value is credit impaired. Investment securities AFS in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, we evaluate whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, we set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors.
The investment securities HTM as of December 31, 2022 were all issued by the U.S. government or government-sponsored enterprises and therefore the Company applied a zero credit loss assumption.
Impact if Actual Results Differ From Estimates and Judgments - Changes in management’s assessment of the factors used to determine if an investment security is credit impaired could lead to additional impairment charges. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge.

Allowance for Credit Losses
Description - The allowance for credit losses is maintained at a level believed to be adequate by management to absorb expected lifetime credit losses in the loan portfolio as of the date of the consolidated financial statements. The adequacy of the allowance for credit losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of current and projected economic conditions and variables, historical loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.
The allowance for credit losses is discussed in more detail under “Financial Condition - Allowance for Credit Losses.”
Subjective Estimates and Judgments - We determine the adequacy of the allowance for credit losses by analyzing and estimating lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined utilizing quantitative and qualitative loss factors.
Included in the quantitative portion of our analysis of the allowance for credit losses are key inputs including borrowers’ net operating income, debt coverage ratios, real estate collateral values, as well as key inputs that are more subjective or require management’s judgment including key macroeconomic variables from Moody’s forecast scenarios including GDP, unemployment rates, interest rates, and commercial real estate prices. These key inputs are utilized in our models to develop probability of default (“PD”) and loss given default (“LGD”) assumptions used in the calculation of estimated quantitative losses. The key macroeconomic variables were derived from Moody’s consensus scenario as of December 31, 2022 and 2021.
The key macroeconomic inputs used in the calculation of our allowance for credit losses experienced a general decline from December 31, 2021 to December 31, 2022, particularly projected GDP growth rates and CRE Price Index Growth rates as a result of rising inflation and the potential for a recession in 2023. The decline to certain key macroeconomic inputs contributed to an increase in our allowance for credit losses at December 31, 2022 compared to at December 31, 2021. Changes in our key macroeconomic variables are presented in the tables below.
Moody's Consensus projected key macroeconomic inputs as of December 31, 2022:

	Year Ending December 31,
	2023	2024	2025
GDP Growth*	0.3%	1.6%	2.6%
Unemployment Rate	4.6%	4.7%	4.2%
CRE Price Index Growth*	(2.6)%	1.7%	6.4%
10 Year Treasury Rate	4.5%	3.7%	3.3%
__________________________________
* Represents year over year growth rates.
Moody's Consensus projected key macroeconomic inputs as of December 31, 2021:

	Year Ending December 31,
	2022	2023	2024
GDP Growth*	4.0%	2.5%	2.2%
Unemployment Rate	4.0%	3.7%	3.6%
CRE Price Index Growth*	3.1%	9.6%	6.4%
10 Year Treasury Rate	1.7%	2.1%	2.5%
__________________________________
* Represents year over year growth rates.
In addition to an estimate of quantitatively derived losses, our allowance for credit losses also includes an estimate of qualitatively derived losses to account for risks not fully captured by the quantitative calculation of estimated credit losses. At December 31, 2022, the qualitative portion of our allowance for credit losses totaled $45.1 million compared to $37.7 million at December 31, 2021. The qualitative portion of our allowance for credit losses is determined by management and takes into consideration factors related to changes to lending policies, changes in the nature and volume of loans, risks related to lending management, changes to the volume and severity of past due and nonaccrual loans, changes in the quality of loan review, concentrations of credit, and other external factors. Some of these factors are more subjective than others and require significant judgment from management to determine estimated losses.

Impact if Actual Results Differ From Estimates and Judgments - Adverse changes in management’s assessment of the assumptions and key inputs used to determine the allowance for credit losses could lead to increases in the allowance for credit losses through additional provision for credit losses. If actual losses and conditions differ materially from the assumptions used to determine the allowance for credit losses, our actual credit losses could differ materially from management’s estimates.
Moody’s consensus forecast assumes that the probability that the economy will perform better than the consensus estimates is equal to the probability that it will perform worse. A sensitivity analysis of our allowance for credit losses was performed by estimating credit losses using the Moody’s S2 scenario as of December 31, 2022, which has a more negative outlook on the economy compared to the Moody’s consensus scenario. The S2 scenario includes assumptions including worsening supply chain issues, an increase in interest rates, rising tensions with China regarding Taiwan that could limit the global chip ship supply, and a decline in the stock market. Incorporating key macroeconomic inputs from Moody’s S2 projected scenario in our calculation of the allowance for credit losses resulted in additional allowance for credit losses of approximately $15.1 million compared to the results using the Moody’s consensus forecast as of December 31, 2022. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.
While management believes that it has established adequate allowances for lifetime credit losses on loans, actual results may prove different, and the differences could be material.
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

	Year Ended December 31, 2022	Increase		Year Ended December 31, 2021	Increase (Decrease)		Year Ended December 31, 2020
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$716,115	$149,583	26%	$566,532	$(32,346)	(5)%	$598,878
Interest expense	137,694	83,932	156%	53,762	(77,618)	(59)%	131,380
Net interest income	578,421	65,651	13%	512,770	45,272	10%	467,498
Provision (credit) for credit losses	9,600	21,800	N/A	(12,200)	(107,200)	N/A	95,000
Noninterest income	51,397	7,803	18%	43,594	(9,838)	(18)%	53,432
Noninterest expense	324,170	30,878	11%	293,292	9,653	3%	283,639
Income before income tax provision	296,048	20,776	8%	275,272	132,981	93%	142,291
Income tax provision	77,771	7,071	10%	70,700	39,924	130%	30,776
Net income	$218,277	$13,705	7%	$204,572	$93,057	83%	$111,515

Net Income
Our net income was $218.3 million for 2022 compared to $204.6 million for 2021 and $111.5 million for 2020. Our diluted earnings per common share totaled $1.81, $1.66, and $0.90 for the years 2022, 2021, and 2020, respectively. The return on average assets was 1.20%, 1.17%, and 0.68% and the return on average stockholders’ equity was 10.73%, 9.88%, and 5.49% for the years 2022, 2021, and 2020, respectively. The increase in net income for 2022 compared to 2021 was due primarily to an increase in interest income offset partially by increases in provision for credit losses, interest expense and noninterest expense. The increase in net income for 2021 compared to 2020 was due to a decrease in provision for credit losses and a decrease in interest expense offset partially by a decline in interest income.

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
The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans (1) (2)	$14,634,627	$660,732	4.51%	$13,343,431	$528,174	3.96%	$12,698,523	$554,967	4.37%
Investment securities AFS and HTM (3)	2,415,621	52,220	2.16%	2,392,589	35,492	1.48%	1,899,948	39,362	2.07%
FHLB stock and other investments	176,313	3,163	1.79%	844,010	2,866	0.34%	982,419	4,549	0.46%
Total interest earning assets	17,226,561	716,115	4.16%	16,580,030	566,532	3.42%	15,580,890	598,878	3.84%
Total noninterest earning assets	1,005,048			887,635			934,212
Total assets	$18,231,609			$17,467,665			$16,515,102

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$6,202,104	$68,961	1.11%	$5,657,958	$22,867	0.40%	$4,729,438	$34,529	0.73%
Savings	315,775	3,802	1.20%	309,295	3,623	1.17%	291,655	3,475	1.19%
Time deposits	3,084,851	42,076	1.36%	3,178,722	15,521	0.49%	4,698,503	72,365	1.54%
Total interest bearing deposits	9,602,730	114,839	1.20%	9,145,975	42,011	0.46%	9,719,596	110,369	1.14%
FHLB and FRB borrowings	528,342	11,525	2.18%	208,721	2,561	1.23%	435,836	6,865	1.58%
Convertible notes, net	216,654	5,289	2.41%	215,633	5,289	2.42%	201,859	9,457	4.61%
Other borrowings, net	102,037	6,041	5.84%	100,848	3,901	3.82%	99,682	4,689	4.63%
Total interest bearing liabilities	10,449,763	137,694	1.32%	9,671,177	53,762	0.56%	10,456,973	131,380	1.26%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	5,569,534			5,581,803			3,840,935
Other liabilities	178,285			143,232			184,624
Stockholders’ equity	2,034,027			2,071,453			2,032,570
Total liabilities and stockholders’ equity	$18,231,609			$17,467,665			$16,515,102

Net interest income		$578,421			$512,770			$467,498
Net interest margin			3.36%			3.09%			3.00%
Net interest spread (4)			2.84%			2.86%			2.58%
Cost of funds (5)			0.86%			0.35%			0.92%
Cost of deposits			0.76%			0.29%			0.81%
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

The following table presents net loan origination fees, loan prepayments fee income, interest reversed for nonaccrual loans, and discount accretion income included as part of loan interest income for the years indicated:

Year Ended December 31,	Net Loan Origination Fees (Costs)	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2022	$9,990	$5,350	$(2,523)	$2,630
2021	$14,950	$4,106	$(3,184)	$9,925
2020	$4,810	$3,740	$(1,128)	$23,059
Net Interest Income
Net interest income was $578.4 million for 2022, compared to $512.8 million for 2021 and $467.5 million for 2020. Changes in net interest income are a function of changes in interest rates and volumes of interest earning assets and interest bearing liabilities. The table below sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	Year Ended December 31,
	2022 Compared to 2021			2021 Compared to 2020
	Net Increase	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$132,558	$78,519	$54,039	$(26,793)	$(54,047)	$27,254
Investment securities AFS and HTM	16,728	16,383	345	(3,870)	(12,693)	8,823
FHLB stock and other investments	297	4,078	(3,781)	(1,683)	(1,101)	(582)
TOTAL INTEREST INCOME	$149,583	$98,980	$50,603	$(32,346)	$(67,841)	$35,495
INTEREST EXPENSE:
Demand, interest bearing	$46,094	$43,694	$2,400	$(11,662)	$(17,517)	$5,855
Savings	179	102	77	148	(59)	207
Time deposits	26,555	27,027	(472)	(56,844)	(38,575)	(18,269)
FHLB and FRB borrowings	8,964	3,019	5,945	(4,304)	(1,282)	(3,022)
Convertible notes, net	—	(25)	25	(4,168)	(4,754)	586
Other borrowings, net	2,140	2,093	47	(788)	(840)	52
TOTAL INTEREST EXPENSE	$83,932	$75,910	$8,022	$(77,618)	$(63,027)	$(14,591)
NET INTEREST INCOME	$65,651	$23,070	$42,581	$45,272	$(4,814)	$50,086
Net interest income before provision for credit losses increased by $65.7 million, or 13%, for 2022 compared to 2021. The increase was primarily due to increases in loans yields, which increased by 55 basis points for 2022 compared to 2021, and an increase in average loan balances. These increases contributed to an increase in total interest income of $149.6 million for 2022 compared to 2021. The increase in interest income was partially offset by an increase in interest expense of $83.9 million largely due to an increase in the cost of interest bearing deposits, which grew by 74 basis points for 2022 compared to 2021, reflecting increased market interest rates driven in part by Federal Funds target rate hikes during 2022.
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

Interest Income
Interest income was $716.1 million for 2022, compared to $566.5 million for 2021 and $598.9 million for 2020. The yield on average interest earning assets was 4.16% for 2022, compared to 3.42% for 2021 and 3.84% for 2020.
Comparison of 2022 with 2021
The increase in interest income of $149.6 million, or 26.4%, for 2022 compared to 2021 was primarily due to new loans originated at higher average interest rates and the repricing of variable rate loans following the increases in the market interest rates. Average total loans increased by $1.29 billion for 2022 compared to 2021. Discount accretion income on acquired loans decreased to $2.6 million for 2022 compared to $9.9 million for 2021. Interest income from investment securities also increased due to the purchases of higher yielding securities and the upward repricing of variable rate securities in line with increases in market interest rates, which contributed to the increase in interest income.
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
Interest Expense
Deposits
Interest expense on deposits was $114.8 million for 2022 compared to $42.0 million for 2021 and $110.4 million for 2020. The average cost of deposits was 0.76% for 2022, compared to 0.29% for 2021 and 0.81% for 2020. The average cost of interest bearing deposits was 1.20% for 2022, compared to 0.46% for 2021 and 1.14% for 2020.
Comparison of 2022 with 2021
The increase in interest expense on total deposits of $72.8 million, or 173%, for 2022 compared to 2021 was due to an increase in rates paid on interest bearing deposits in 2022 compared to 2021. Management increased rates on most of its deposit products several times in 2022 as the Federal Funds target rate increased by a total of 425 basis points over the course of 2022. The average balance of noninterest bearing deposits remained relatively stable, accounting for 37% of total average deposits for the year ended December 31, 2022 compared to 38% for the year ended December 31, 2021.
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
FHLB and FRB Borrowings
FHLB and FRB Borrowings include advances from the FHLB and FRB. As part of our asset-liability management, we utilize FHLB and FRB borrowings to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB and FRB borrowings were $528.3 million for 2022, compared to $208.7 million in 2021 and $435.8 million in 2020. Interest expense on FHLB and FRB borrowings was $11.5 million for 2022 compared to $2.6 million for 2021 and $6.9 million for 2020. The average cost of FHLB and FRB borrowings was 2.18% for 2022, compared to 1.23% for 2021 and 1.58% for 2020. During 2022, we repaid $23.45 billion and $16.28 billion in FHLB advances and FRB borrowings, respectively, with an average rate of 1.12% and 3.23%, respectively. During 2022, we borrowed $23.75 billion and $16.55 billion in FHLB advances and FRB borrowings, respectively, with an average rate of 1.18% and 3.25%, respectively. During 2021, we repaid $2.27 billion in FHLB advances with an average rate of 0.15% and borrowed $2.32 billion in advances with an average rate of 0.15%. In 2020, $300.0 million in FHLB advances were paid off before maturity and we paid a prepayment penalty of $3.6 million.

Convertible Notes
In 2018, we issued $217.5 million in senior convertible notes. The carrying balance of our convertible notes include issuance costs to be capitalized. The cost of our convertible notes for 2022 was 2.41% compared to 2.42% for 2021 and 4.61% for 2020. The cost of our convertible notes for 2022 and 2021 consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost. The cost of our convertible notes for 2020 included non-cash interest expense from the amortization of the convertible notes discount. On January 1, 2021, we early adopted ASU 2020-06, which eliminated the discount on our convertible notes and reduced interest expense.
Other Borrowings
Other borrowings consist of subordinated debentures which bear interest at the 3-month LIBOR rate plus a designated spread. There were no changes in our balance of subordinated debentures during 2022 or 2021 aside from the increases related to the discount accretion on subordinated debentures acquired from previous acquisitions. The average rate on other borrowings increased to 5.84% for 2022 compared to 3.82% for 2021 and 4.63% for 2020. The change in cost of other borrowings for 2022 and 2021 compared to prior years was due to respective increases and decreases in the 3-month LIBOR rate.
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
Comparison of 2022 with 2021
The provision for credit losses was $9.6 million for 2022, an increase of $21.8 million from $12.2 million in negative provision for credit losses for 2021. The positive provision for credit losses for the year ended December 31, 2022 was to account for the large increase in loans and future potential recessionary concerns. This increase was partially offset by the continued de-risking of our loan portfolio and continued improvements in our overall credit quality. During the first quarter of 2022, we had a large recovery of $17.3 million on a previously charged off loan which reduced provision for credit losses required for periods in 2022. The allowance for credit losses coverage ratio was 1.05% of total loans at December 31, 2022 compared to 1.01% at December 31, 2021.
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

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), loan servicing fees, wire transfer fees, swap fee income, net gains on sales of loans, net gains on sales and calls of securities available for sale, and other income which includes earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income was $51.4 million for 2022 compared to $43.6 million for 2021, and $53.4 million for 2020.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31, 2022	Increase (Decrease)		Year Ended December 31, 2021	Increase (Decrease)		Year Ended December 31, 2020
		Amount	Percent (%)		Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$8,938	$1,663	23%	$7,275	$(5,168)	(42)%	$12,443
International service fees	3,134	(452)	(13)%	3,586	447	14%	3,139
Loan servicing fees, net	3,588	221	7%	3,367	558	20%	2,809
Wire transfer fees	3,477	(42)	(1)%	3,519	(58)	(2)%	3,577
Swap fees	2,605	1,147	79%	1,458	(2,608)	(64)%	4,066
Net gains on sales of SBA loans	16,343	7,895	93%	8,448	8,448	100%	—
Net gains on sales of residential mortgage loans	882	(3,553)	(80)%	4,435	(3,569)	(45)%	8,004
Net losses on sales of other loans	193	193	100%	—	—	—%	—
Net gains on sales of securities available for sale	—	—	—%	—	(7,531)	(100)%	7,531
Other income and fees	12,237	731	6%	11,506	(357)	(3)%	11,863
Total noninterest income	$51,397	$7,803	18%	$43,594	$(9,838)	(18)%	$53,432
Comparison of 2022 with 2021
The increase in service fees on deposit accounts for 2022 compared to 2021 was mainly due to increases in business analysis fees and business non-sufficient funds fees from an overall increase in deposit transactions.
International service fees decreased for 2022 compared to 2021 due to a decrease in fees generated from trade finance loans. International service fees are earned from trade finance loans which decreased to $137.3 million at December 31, 2022 from $146.8 million at December 31, 2021. Along with the decrease in the balance of trade finance loans from December 31, 2021 to December 31, 2022, the volume of trade finance loan transactions declined for periods in 2022 compared to periods in 2021, which resulted in a decline in international service fees.
Loan servicing fees, net represents income earned from servicing SBA and residential mortgage loans that were previously sold. We retain servicing on most of the loans that we choose to sell. The increase in loan servicing fees, net for 2022 compared to 2021 was due to a reduction in payoffs of serviced loans. Payoffs of serviced loans were higher during 2021, which resulted in the full amortization of the remaining servicing asset, which is recorded as a reduction to loan servicing fee income.
Wire transfer fees declined slightly for 2022 compared to 2021.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions and their total notional amounts increased in 2022 which resulted in an increase in swap fee income for 2022 compared to 2021.
During the fourth quarter of 2018, we stopped the practice of regularly selling the guaranteed portion of SBA loans due to the reduction in premium rates paid in the secondary market. However, premiums for SBA guaranteed loans have increased to levels previously paid prior to the decline experienced in 2018. As a result, we returned to the practice of regularly selling SBA guaranteed loans starting the second quarter of 2021. During the year ended December 31, 2022, we sold $227.3 million in SBA guaranteed loans and recorded $16.3 million in net gains on sale of SBA loans. During the year ended December 31, 2021, we sold $102.4 million in SBA guaranteed loans and recorded $8.4 million in net gains on sale of SBA loans.

Net gain on sale of residential mortgage loans decreased in 2022 compared to 2021 due to a decrease in loans sold and a decrease in premiums received. During 2022, we sold $49.1 million in residential mortgage loans compared to $186.5 million residential mortgage loans sold in 2021. The average weighted premium on residential mortgage loans sold was 1.80% for 2022 compared to 2.38% for 2021.
There were no net gains on sales of securities available for sale during 2022 and 2021 as there were no securities sold during those periods.
Other income and fees include income from bank owned life insurance, recoveries on acquired loans that were fully charged-off at acquisition, debit card/credit card fee income, fair value changes on our derivatives and equity investments, and other miscellaneous income. Other income and fees increased for 2022 compared to 2021 due to an increase in various income.
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

Noninterest Expense
Noninterest expense is primarily comprised of salaries and employee benefit expense, occupancy expense, furniture and equipment expense, advertising and marketing expenses, data processing and communications expenses, professional fees, investment in affordable housing partnership expenses, and other expenses. Noninterest expense was $324.2 million for 2022, compared to $293.3 million for 2021 and $283.6 million for 2020. The increase in noninterest expenses was $30.9 million, or 11%, for 2022 compared to 2021, and the increase in noninterest expenses was $9.7 million, or 3%, for 2021 compared to 2020. Noninterest expense as a percentage of average assets for 2022 was 1.78% compared to 1.68% for 2021 and 1.72% for 2020.
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31, 2022	Increase (Decrease)		Year Ended December 31, 2021	Increase (Decrease)		Year Ended December 31, 2020
		Amount	Percent (%)		Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$204,719	$29,568	17%	$175,151	$12,229	8%	$162,922
Occupancy	28,267	(631)	(2)%	28,898	(19)	—%	28,917
Furniture and equipment	19,434	1,355	7%	18,079	531	3%	17,548
Advertising and marketing	7,470	(1,237)	(14)%	8,707	2,423	39%	6,284
Data processing and communications	10,683	352	3%	10,331	987	11%	9,344
Professional fees	6,314	(5,854)	(48)%	12,168	3,998	49%	8,170
Investments in affordable housing partnership expenses	8,742	(2,325)	(21)%	11,067	(2,079)	(16)%	13,146
FDIC assessments	6,248	1,139	22%	5,109	(435)	(8)%	5,544
Credit related expenses	5,897	1,497	34%	4,400	(2,417)	(35)%	6,817
OREO expense, net	315	(1,323)	(81)%	1,638	(2,227)	(58)%	3,865
Earnings credit rebates	10,998	9,156	497%	1,842	1,188	182%	654
Software impairment	—	(2,146)	(100)%	2,146	2,146	100%	—
FHLB advance prepayment fee	—	—	—%	—	(3,584)	(100)%	3,584
Branch restructuring costs	—	—	—%	—	(2,367)	(100)%	2,367
Other	15,083	1,327	10%	13,756	(721)	(5)%	14,477
Total noninterest expense	$324,170	$30,878	11%	$293,292	$9,653	3%	$283,639
Comparison of 2022 with 2021
The increase in noninterest expense for 2022 compared to 2021 was due mostly to increases in salaries and employee benefits, earnings credit rebates expenses, credit related expenses, furniture and equipment expenses and FDIC assessments, partially offset by declines in professional fees, investment in affordable housing partnerships expenses, software impairment, OREO expense and advertising and marketing.
Salaries and employee benefits expense increased by $29.6 million for 2022 compared to 2021. The increase in salaries and employee benefits was due to an overall increase in compensation costs to account for an increase in employees and the competitive staffing market and also reflects higher incentive compensation accruals related to the strong financial performance. Competition in the market for staffing has intensified, which has played a factor in rising salaries and employee benefits costs particularly as it relates to new employees. The number of full-time equivalent employees increased from 1,476 at December 31, 2021 to 1,549 at December 31, 2022.
Occupancy expense decreased by $631 thousand for 2022 compared to 2021, primarily due to decreased lease and occupancy related expenses.
Furniture and equipment expense increased by $1.4 million for 2022 compared to 2021 primarily due to higher software depreciation, software subscription expenses, and IT related expenses.
Advertising and marketing expense decreased by $1.2 million for 2022 compared to 2021 largely due to a decrease in deposit promotion expenses.

Data processing and communications expense increased by $352 thousand for 2022 compared to 2021 primarily due to an increase in costs associated with credit card processing and residential mortgage loan processing services.
Professional fees decreased by $5.9 million in 2022 compared to 2021. The decrease in professional fees was due primarily to lower legal fees related to litigation costs and other professional fees.
Investment in affordable housing partnership expenses decreased by $2.3 million in 2022 compared to 2021. We make investments in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits, which reduces our overall tax provision rate. Investments in affordable housing partnership expenses are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax loss/deductions investors can take each year. We amortize the initial cost of investments in affordable housing partnership by tax loss/deductions. This amortization expense is more than offset by both tax credits received, which reduces our tax provision expense dollar for dollar and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. Total tax credits related to our investment in affordable housing partnership investment was approximately $8.9 million for the year ended December 31, 2022 compared to $10.4 million for the year ended December 31, 2021. The balance of investments in affordable housing partnerships decreased from $58.4 million at December 31, 2021 to $47.7 million at December 31, 2022.
The FDIC assessment premium utilizes an initial base assessment rate, which is calculated as a percentage of our average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon our regulatory rating and selected financial measures. The increase in FDIC assessment fees for 2022 compared to 2021 was due mainly to an increase in total consolidated assets.
Credit related expenses increased in 2022 compared to 2021 due largely to increases in legal expenses related to loan collections and provision for unfunded loan commitments. We recorded a provision for unfunded loan commitments of $250 thousand for 2022 compared to a negative provision of $195 thousand for 2021.
The decrease in OREO expense for 2022 compared to 2021 was due to a decrease in valuation expenses and an overall decline in OREO maintenance expenses. With the continued decline in OREO balances, OREO maintenance and valuation expenses were reduced in 2022 compared to 2021. The balance of OREO declined slightly from $2.6 million at December 31, 2021 to $2.4 million at December 31, 2022.
Earnings credit rebates expense increased $9.2 million for 2022 compared to 2021. Earnings credit rebates are provided to certain commercial depositors to help offset deposit service charges incurred. The earnings credit rebates is tied to the Federal Funds rate and increased as interest rates went up in 2022.
Other noninterest expense for 2022 increased by $1.3 million compared to 2021 largely due to an increases in various expenses.
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

Advertising and marketing expense increased for 2021 compared to 2020 due to the renewal of public sponsorship fees and deposit promotion expenses. The increase in advertising and marketing expense reflects additional fees for the sponsorship of the Bank of Hope Ladies Professional Golf Association (“LPGA”) Match Play. In 2017, we began our annual sponsorship of the LPGA’s event, but chose not to sponsor the event in 2020. However, in 2021, we again became the main sponsor for the Bank of Hope LPGA Match Play event for which sponsorship fees of $1.5 million were paid in 2021. Advertising and marketing expenses for 2021 also included $1.1 million in expenses related to deposit promotions held during the first half of the year. There were no deposit promotion expenses for periods in 2020.
Data processing and communications expense increased for 2021 compared to 2020 due to a fully amortized contract incentive which reduced the data process and communication expense in 2020.
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
Income Tax Provision
The provision for income taxes for 2022 was $77.8 million, compared to $70.7 million in 2021 and $30.8 million in 2020. The effective income tax rate was 26.27% for 2022 compared to 25.68% for 2021 and 21.63% for 2020. The increase in effective tax rate for 2022 compared to 2021 was primarily due to affordable housing partnership investment tax credits benefit having a lower effect on larger annual pre-tax book income.

Financial Condition
Our total assets were $19.16 billion at December 31, 2022 compared to $17.89 billion at December 31, 2021, an increase of $1.28 billion, or 7.1% year over year. The increase in total assets for 2022 compared to 2021 was principally due to increases in loans receivable partially offset by a decrease in investment securities during 2022.
Investment Securities Portfolio
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
Our investment securities AFS totaled $1.97 billion at December 31, 2022, compared to $2.67 billion at December 31, 2021. As of December 31, 2022, we had $271.1 million in investment securities HTM compared to $0 at December 31, 2021. We have the ability and intent to hold investment securities classified as HTM to maturity. $254.1 million in investment securities were purchased and $336.3 million in investment securities were paid down in 2022. There were no sales of investment securities in 2022. At December 31, 2022, $360.7 million in securities were pledged to secure public deposits, or for other purposes required or permitted by law, of which $359.1 million in securities were pledged in the State of California time deposit program, and $648 thousand was pledged for other public deposits.
During the second quarter of 2022, we transferred $239.0 million in fair value of debt securities from AFS to HTM. The transferred securities had an amortized cost of $275.5 million with a pre-tax net unrealized loss of $36.6 million, which was recorded as a discount to be amortized as an adjustment to yield. The unrealized holding loss at the date of transfer will continue to be reported, net of taxes, in accumulated other comprehensive income as a component of stockholders’ equity and will be amortized over the remaining life of the securities as an adjustment to yield, offsetting the corresponding discount amortization’s impact on interest income.
Our investment portfolio consists of treasury bonds, government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), asset-backed securities, corporate securities, and municipal securities.
Our investment securities portfolio is primarily invested in residential CMOs and residential and commercial MBS, which combined to represent 84% and 89% of our total investment securities portfolio as of December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments. All of our corporate, asset-backed, and municipal securities at December 31, 2022 were rated as investment grade.

The following table presents the amortized cost, estimated fair value, and net unrealized gain and losses on our investment securities as of the dates indicated:

	December 31, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Debt securities available for sale:
U.S. Treasury securities	$3,990	$3,886	$(104)	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	3,867	(133)	—	—	—
CMOs	947,541	793,699	(153,842)	1,039,543	1,026,430	(13,113)
MBS:
Residential	544,084	453,177	(90,907)	769,113	759,224	(9,889)
Commercial	417,241	368,287	(48,954)	595,659	599,402	3,743
Asset-backed securities	153,539	147,604	(5,935)	153,564	153,451	(113)
Corporate securities	23,351	18,857	(4,494)	23,398	22,484	(914)
Municipal securities	195,675	182,752	(12,923)	104,371	105,284	913
Total investment securities available for sale	$2,289,421	$1,972,129	$(317,292)	$2,685,648	$2,666,275	$(19,373)

Debt securities held to maturity:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$157,881	$150,840	$(7,041)	$—	$—	$—
Commercial	113,185	107,567	(5,618)	—	—	—
Total investment securities held to maturity	$271,066	$258,407	$(12,659)	$—	$—	$—

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non-tax equivalent) at December 31, 2022:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt securities AFS:
US Treasury securities	$—	—%	$3,886	2.68%	$—	—%	$—	—%	$3,886	2.68%
Agency securities*	—	—%	3,867	4.03%	—	—%	—	—%	3,867	4.03%
CMOs*	—	—%	529	1.70%	3,852	2.26%	789,318	1.86%	793,699	1.86%
MBS:
Residential*	—	—%	—	—%	16,814	2.35%	436,363	1.83%	453,177	1.85%
Commercial*	2,267	1.76%	113,559	2.84%	36,892	3.62%	215,569	1.85%	368,287	2.33%
Asset-backed securities	—	—%	—	—%	15,315	6.80%	132,289	6.60%	147,604	6.62%
Corporate securities	—	—%	—	—%	15,107	2.70%	3,750	5.60%	18,857	3.28%
Municipal securities	—	—%	4,882	1.50%	30,674	2.41%	147,196	3.16%	182,752	2.99%
Total securities AFS	$2,267	1.76%	$126,723	2.81%	$118,654	3.38%	$1,724,485	2.33%	$1,972,129	2.43%

Debt securities HTM:
MBS:
Residential*	$—	—%	$—	—%	$—	—%	$157,881	3.74%	$157,881	3.74%
Commercial*	—	—%	7,742	4.34%	28,254	4.00%	77,189	4.01%	113,185	4.03%
Total securities HTM	$—	—%	$7,742	4.34%	$28,254	4.00%	$235,070	3.82%	$271,066	3.86%
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2022. The length of time that the individual investment securities AFS have been in a continuous unrealized loss position is not a factor in determining credit impairment with the adoption of CECL.

	December 31, 2022
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	1	$3,886	$(104)	—	$—	$—	1	$3,886	$(104)
Agency securities*	1	3,867	(133)	—	—	—	1	3,867	(133)
Collateralized mortgage obligations*	61	150,419	(14,888)	59	643,280	(138,954)	120	793,699	(153,842)
Mortgage-backed securities:
Residential*	23	55,645	(5,616)	42	397,532	(85,291)	65	453,177	(90,907)
Commercial*	29	172,963	(12,156)	26	195,324	(36,798)	55	368,287	(48,954)
Asset-backed securities	3	21,836	(716)	15	125,768	(5,219)	18	147,604	(5,935)
Corporate securities	1	3,401	(600)	5	15,456	(3,894)	6	18,857	(4,494)
Municipal securities	31	76,942	(3,207)	32	65,730	(10,506)	63	142,672	(13,713)
Total	150	$488,959	$(37,420)	179	$1,443,090	$(280,662)	329	$1,932,049	$(318,082)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

We performed an analysis on our investment securities portfolio as of December 31, 2022 and December 31, 2021 and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined to have zero loss expectation. At December 31, 2022, we also had 18 asset-backed securities, six corporate securities, and 63 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we expect full payment of principal and interest.
Equity Investments
As of December 31, 2022, equity investments totaled $42.4 million compared to $57.9 million at December 31, 2021. In 2022, we purchased $7.0 million in equity investments all of which were in CRA investments. No purchases were made in 2021. For the year ended December 31, 2022, we recorded a decrease in equity investments due to sales of mutual funds of $20.6 million, return of equity investments of $305 thousand and change in fair value of $563 thousand. Equity investments as of December 31, 2022 included $4.3 million in equity investments with readily determinable fair values and $38.1 million in equity investments without readily determinable fair values.
Equity investments with readily determinable fair values at December 31, 2022 consisted of mutual funds totaling $4.3 million. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income. Equity investments without readily determinable fair values at December 31, 2022 included $36.7 million in CRA investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for these investments during the year ended December 31, 2022.
Deferred Tax Assets, Net
At December 31, 2022, we had $150.4 million in net deferred tax assets compared to $49.7 million at December 31, 2021. The increase in deferred tax assets, net was primarily due to the increase in deferred taxes resulting from unrealized losses on our investments securities AFS during the year ended December 31, 2022.
Investments in Affordable Housing Partnerships
At December 31, 2022, we had $47.7 million in investments in affordable housing partnerships compared to $58.4 million at December 31, 2021. The decrease in investments in affordable housing partnerships was due to recorded losses and premium amortizations recorded during the year ended December 31, 2022. Commitments to fund investments in affordable housing partnerships totaled $11.8 million at December 31, 2022 compared to $9.5 million at December 31, 2021. The increase in commitments to fund investments in affordable housing partnerships during the year ended December 31, 2022 was due to new commitments, offset partially by cash contributions which reduced the remaining commitment balances.
Loans Held For Sale
Loans held for sale at December 31, 2022 totaled $49.2 million compared to $99.0 million at December 31, 2021, representing a decrease of $49.8 million, or 50.3%. The decrease in loans held for sale was due to reduction in SBA, residential mortgage loans, and other loans held for sale. Loans held for sale at December 31, 2022 included $48.8 million in other loans held for sale, comprising commercial real estate and commercial business loans with elevated credit risk, and $450 thousand in residential mortgage loans held for sale. At December 31, 2021, loans held for sale consisted of $49.7 million in SBA loans held for sale, $26.2 million in loans with elevated credit risk, and $23.2 million in residential mortgage loans held for sale.
Loans Portfolio
We offer a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of real estate loans, commercial business loans, residential mortgage, and consumer loans. Gross loans receivable increased by $1.45 billion to $15.40 billion at December 31, 2022 from $13.95 billion at December 31, 2021.
We experienced an increase in real estate residential, real estate commercial, commercial business and residential mortgage loans in 2022 compared to the previous year. Only construction loans and consumer loans experienced declines in 2022 compared to 2021. The rates of interest charged on variable rate loans are set at specified spreads based on the prime lending rate, LIBOR, and SOFR rates and other indices and vary as the rate indices reprice. Approximately 46% of our total loans were variable rate loans at December 31, 2022 compared to 41% at December 31, 2021. Real estate loans as a percentage to total loans was 61% at December 31, 2022, compared to 65% at December 31, 2021.

With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital, our allowance for credit losses (as defined for regulatory purposes) at the Bank level, and certain capital notes and debentures issued by us. As of December 31, 2022, our lending limit was approximately $364.9 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for credit losses for a total limit of approximately $608.2 million to one borrower as of December 31, 2022. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $170.5 million, of which the entire amount was performing and in good standing at December 31, 2022.
The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2022		2021		2020		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan portfolio composition:
Real estate loans:
Residential	$76,045	—%	$69,199	—%	$54,795	—%	$52,558	—%	$51,197	—%
Commercial	9,170,784	60%	8,816,080	63%	8,425,959	63%	8,316,470	69%	8,393,551	70%
Construction	167,751	1%	220,652	2%	291,380	2%	295,523	2%	275,076	2%
Total real estate loans	9,414,580	61%	9,105,931	65%	8,772,134	65%	8,664,551	71%	8,719,824	72%
Commercial business	5,109,532	33%	4,208,674	30%	4,157,787	31%	2,721,183	22%	2,325,544	20%
Residential mortgage	846,080	6%	579,626	5%	582,232	4%	835,188	7%	1,002,113	8%
Consumer and other	33,348	—%	58,512	—%	51,060	—%	55,085	—%	50,634	—%
Total loans outstanding	15,403,540	100%	13,952,743	100%	13,563,213	100%	12,276,007	100%	12,098,115	100%
Less: allowance for credit losses	(162,359)		(140,550)		(206,741)		(94,144)		(92,557)
Loans receivable, net	$15,241,181		$13,812,193		$13,356,472		$12,181,863		$12,005,558
Real Estate Loans
Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Real estate loans secured by non-consumer residential real estate comprise less than 1% of the total loan portfolio (consumer residential mortgage loans are classified separately and included in consumer loans). Construction loans are also a small portion of the total real estate portfolio, comprising approximately 1% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $308.6 million or, 3%, to $9.41 billion at December 31, 2022 from $9.11 billion at December 31, 2021 due to originations in 2022 offset by loan payoffs and loans sales.

Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, commercial SBA loans, equipment leasing loans, warehouse lines of credit and SBA Paycheck Protection Program (“PPP”) loans. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. Warehouse lines of credit are utilized by mortgage originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial business classification for warehouse lines of credit. During 2022, commercial business loans increased $900.9 million, or 21%, to $5.11 billion at December 31, 2022 from $4.21 billion at December 31, 2021. The increase in commercial business loans was due to an increase in commercial term loans and syndicated loans in 2022 and was part of our strategy to diversify our loan portfolio and reduce our concentration of commercial real estate loans.
Residential mortgage loans represented approximately 6% of the total loan portfolio. The residential mortgage portfolio increased $266.5 million, or 46%, to $846.1 million at December 31, 2022 from $579.6 million at December 31, 2021. Consumer loans comprise less than 1% of the total loan portfolio. Most of our consumer loan portfolio includes automobile loans, home equity lines and loans, signature term loans and lines of credit, and credit card loans. Consumer loans decreased $25.2 million, or 43%, to $33.3 million at December 31, 2022 from $58.5 million at December 31, 2021.
Loan Commitments
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Commitments to extend credit	$2,856,263	$2,329,421	$2,137,178	$1,864,947	$1,712,032
Standby letters of credit	132,538	126,137	108,834	113,720	69,763
Other commercial letters of credit	22,376	56,333	40,508	37,627	65,822
Total	$3,011,177	$2,511,891	$2,286,520	$2,016,294	$1,847,617
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

Nonperforming assets were $69.4 million at December 31, 2022 compared to $111.8 million at December 31, 2021. Nonperforming assets at December 31, 2022 decreased from December 31, 2021 due primarily to the decreases in nonaccrual loans, accruing restructured loans, and loans past due 90 days or more and still accruing. The following table illustrates the composition of nonperforming assets and nonperforming loans as of the dates indicated:

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Nonaccrual loans (1)	$49,687	$54,616	$85,238	$54,785	$53,286
Loans 90 days or more days past due, still accruing (2)	401	2,131	614	7,547	1,529
Accruing restructured loans	16,931	52,418	37,354	35,709	50,410
Total nonperforming loans	67,019	109,165	123,206	98,041	105,225
OREO	2,418	2,597	20,121	24,091	7,754
Total nonperforming assets	$69,437	$111,762	$143,327	$122,132	$112,979
_________________________
(1) Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation and excludes PCI loans for periods prior to 2020.
(2) Excludes PCI loans for periods prior to 2020.
COVID-19 Related Loan Modifications
In 2020, we received a large number of modification requests from borrowers affected by the COVID-19 pandemic. Subsequently many of those requests for modifications were granted during the second quarter of 2020. As of December 31, 2022, all COVID related modifications had expired. COVID-19 modifications as of December 31, 2021 totaled $22.8 million consisting of $12.5 million in commercial real estate loans, $9.9 million in residential mortgage loans, and $365 thousand in consumer loans.
Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding as of December 31, 2022.

	December 31, 2022
	Loans Maturing
	Within One Year	After One to Five Years	After Five to Fifteen Years	After Fifteen Years	Total Loans Outstanding
	(Dollars in thousands)
Real estate loans:
Residential	$10,591	$20,177	$45,277	$—	$76,045
Commercial	637,425	2,930,446	5,014,319	588,594	9,170,784
Construction	150,350	17,401	—	—	167,751
Total real estate loans	798,366	2,968,024	5,059,596	588,594	9,414,580
Commercial business loans	1,028,892	2,171,139	1,909,120	381	5,109,532
Residential mortgage	4,882	175	9,703	831,320	846,080
Consumer loans	25,928	4,966	2,382	72	33,348
Total loans outstanding	$1,858,068	$5,144,304	$6,980,801	$1,420,367	$15,403,540

Fixed interest rate (1)	$366,250	$2,402,611	$4,478,643	$1,144,874	$8,392,378
Variable interest rate	1,491,818	2,741,693	2,502,158	275,493	7,011,162
Total loans outstanding	$1,858,068	$5,144,304	$6,980,801	$1,420,367	$15,403,540
_________________________
(1) Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods as of December 31, 2022.

The following table presents the loans outstanding due after one year as of December 31, 2022.

	December 31, 2022
	Fixed Interest Rate (1)	Variable Interest Rate	Total Loans Due After One Year
	(Dollars in thousands)
Real estate loans:
Residential	$62,071	$3,383	$65,454
Commercial	6,788,344	1,745,015	8,533,359
Construction	—	17,401	17,401
Total real estate loans	6,850,415	1,765,799	8,616,214
Commercial business loans	337,729	3,742,911	4,080,640
Residential mortgage	835,848	5,350	841,198
Consumer loans	2,136	5,284	7,420
Total loans outstanding	$8,026,128	$5,519,344	$13,545,472

_________________________
(1) Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods as of December 31, 2022.
At December 31, 2022, we had $47.3 million in loan accrued interest receivables compared to $36.2 million at December 31, 2021.
Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Houston, Dallas, Chicago, and Seattle metropolitan areas. At December 31, 2022, loans from California represented 52% of the total loans outstanding and loans from New York and New Jersey represented 18%. The remaining 30% of total loans outstanding represented loans from other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the California market, most of our business activity is with customers located within Southern California (46%). Therefore, our exposure to credit risk is significantly affected by changes in the economy in the Southern California area. Within our commercial real estate loan portfolio, the largest industry concentrations are retail building (27%), multifamily (14%), industrial & warehouse (14%), and gas station & car wash (11%). Within our commercial and business loan portfolio, the largest industry concentrations are finance and insurance (20%), manufacturing (14%), information technology (13%), and retail trade (12%).
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

Allowance for Credit Losses
The allowance for credit losses (“ACL”) was $162.4 million at December 31, 2022 compared to allowance for credit losses of $140.6 million at December 31, 2021. We recorded a provision for credit losses of $9.6 million in 2022 compared to a negative provision for credit losses of $12.2 million in 2021, and a provision for loan losses of $95.0 million in 2020. During 2022, we charged off $12.4 million in loans outstanding and recovered $24.6 million in loans previously charged off compared to $62.2 million in charge offs and $8.2 million in recoveries for 2021. The decrease in charge off for 2022 was largely due a reduction in charge offs related to the sale of loans with elevated credit risk. In addition, for 2021, we had one loan relationship with charge offs totaling $29.6 million. Subsequently in 2022, we recorded $17.3 million in recoveries from this one relationship which contributed to a net recovery position for 2022 compared to total net charge offs for 2021. Total criticized loans, or loan rated special mention, substandard, doubtful, or loss at December 31, 2022 totaled $261.3 million compared to $499.6 million at December 31, 2021. The ACL was 1.05% of loans receivable at December 31, 2022 and 1.01% of loans receivable at December 31, 2021. The ACL to loans receivable ratio does not include non-credit related discount on acquired loans. Total discount on acquired loans at December 31, 2022 and 2021 totaled $9.1 million and $12.4 million, respectively. ACL on individually evaluated loans decreased to $3.9 million at December 31, 2022 from $5.1 million at December 31, 2021. In addition to allowance for credit losses, we had $1.4 million in allowances for unfunded loan commitments as of December 31, 2022, compared to $1.1 million as of December 31, 2021.
Economic forecasts used in the calculation of the December 31, 2022 ACL reflected a deterioration in outlook compared to economic forecasts used in the calculation of the December 31, 2021 ACL and the large increase in loans resulted in an overall increase in ACL. For both December 31, 2022 and 2021, we incorporated Moody’s consensus scenario.
The following table presents total nonaccrual and delinquent loans (loans past due 30+ days) as of the dates indicated:

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Real estate - residential	$1,266	$—	$—	$—	$—
Real estate - commercial	36,764	60,203	64,894	40,460	38,260
Real estate - construction	—	—	18,723	14,015	—
Commercial business	9,146	15,576	17,304	12,681	23,884
Residential mortgage	11,101	20,188	11,690	13,220	17,431
Consumer and other	1,103	848	1,414	1,100	804
Total nonaccrual and delinquent loans	$59,380	$96,815	$114,025	$81,476	$80,379
Nonaccrual loans included above	$49,687	$54,616	$85,238	$54,785	$53,286
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

Loans assigned a risk rating of Special Mention, Substandard, Doubtful, or Loss are referred to as Criticized Loans and loans assigned a risk rating of Substandard, Doubtful, or Loss are separately referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Special Mention	$157,263	$257,194	$184,941	$141,452	$163,089
Substandard	104,073	242,397	366,556	259,278	317,915
Doubtful/Loss	—	—	1	13	412
Total Criticized Loans	$261,336	$499,591	$551,498	$400,743	$481,416
For 2022, we completed the sale of approximately $77.0 million in loans with elevated credit risk or were likely to exhibit credit issues in the future. Of the loans sold, $76.6 million were rated as substandard and $400 thousand were rated as special mention. In 2021, we completed the sale of approximately $275.3 million in loans with elevated credit risk or were likely to exhibit credit issues in the future. Of the loans sold, $182.6 million were rated as substandard and $68.4 million were rated as special mention at the time of the sale. As a result of these loan sales, substandard loans experienced a significant declines in 2021 and 2022.

The following table shows the provision for credit losses, the amount of loans charged off, and recoveries on loans previously charged off together with the balance in the allowance for credit losses at the beginning and end of each year, the amount of average and total loans outstanding as well as other pertinent ratios as of the dates and for the years indicated:

	As of or For The Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
LOANS:
Average loans:
Real estate	$9,371,641	$8,877,324	$8,693,105	$8,631,923	$8,582,716
Commercial business	4,468,498	3,871,726	3,226,423	2,413,066	2,091,612
Residential mortgage	752,020	552,999	729,432	902,287	816,467
Consumer and other	42,468	41,382	49,563	51,399	56,227
Average loans, including loans held for sale	$14,634,627	$13,343,431	$12,698,523	$11,998,675	$11,547,022

Total loans, excluding loans held for sale	$15,403,540	$13,952,743	$13,563,213	$12,276,007	$12,098,115
ALLOWANCE:
Balance - beginning of year	140,550	206,741	94,144	92,557	84,541
Loans charged off:
Real estate	(6,803)	(57,427)	(8,658)	(1,803)	(6,726)
Commercial business	(5,160)	(3,558)	(6,157)	(5,086)	(2,891)
Residential mortgage	(22)	(923)	—	—	—
Consumer and other	(404)	(328)	(1,211)	(1,220)	(1,258)
Total loans charged off	(12,389)	(62,236)	(16,026)	(8,109)	(10,875)
Less recoveries:
Real estate	21,698	5,722	1,851	2,104	1,028
Commercial business	2,861	2,196	5,526	1,596	2,892
Residential mortgage	—	—	—	—	—
Consumer and other	39	327	46	36	71
Total loan recoveries	24,598	8,245	7,423	3,736	3,991
Net loan recoveries (charge offs)	12,209	(53,991)	(8,603)	(4,373)	(6,884)
CECL day 1 adoption impact	—	—	26,200	—	—
Provision (credit) for credit losses	9,600	(12,200)	95,000	7,300	14,900
PCI allowance adjustment	—	—	—	(1,340)	—
Balance - end of year	$162,359	$140,550	$206,741	$94,144	$92,557

RATIOS:
Net loan (recoveries) charge offs to average loans	(0.08)%	0.40%	0.07%	0.04%	0.06%
Allowance for credit losses to total loans receivable	1.05%	1.01%	1.52%	0.77%	0.77%
Net loan (recoveries) charge offs to allowance for credit losses	(7.52)%	38.41%	4.16%	4.65%	7.44%
Net loan charge offs to provision for credit losses	N/A	N/A	9.06%	59.90%	46.20%
Allowance for credit losses to nonperforming loans	242.26%	128.75%	167.80%	96.03%	87.96%

The following table presents net loans (recoveries) charge offs to average loans by loan category for the years indicated:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Loan Type
Real estate	(0.16)%	0.58%	0.08%	—%	0.07%
Commercial business	0.05%	0.04%	0.02%	0.14%	—%
Residential mortgage	—%	0.17%	—%	—%	—%
Consumer and other loans	0.86%	—%	2.35%	2.30%	2.11%
Net loan (recoveries) charge offs to average loans	(0.08)%	0.40%	0.07%	0.04%	0.06%
The following table reflects our allocation of the allowance for credit losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	December 31,
	2022		2021		2020		2019		2018
	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio
	(Dollars in thousands)
Loan Type
Real estate—residential	$1,014	1.33%	$729	1.05%	$391	0.71%	$204	0.39%	$112	0.22%
Real estate—commercial	93,817	1.02%	106,170	1.20%	159,527	1.89%	51,712	0.62%	55,890	0.67%
Real estate—construction	1,053	0.63%	1,541	0.70%	2,278	0.78%	1,677	0.57%	765	0.28%
Commercial business	56,872	1.11%	27,811	0.66%	39,155	0.94%	33,032	1.21%	28,484	1.22%
Residential mortgage	8,920	1.05%	3,316	0.57%	4,227	0.73%	5,925	0.71%	5,207	0.52%
Consumer and other	683	2.05%	983	1.68%	1,163	2.28%	1,594	2.89%	2,099	4.15%
Total	$162,359	1.05%	$140,550	1.01%	$206,741	1.52%	$94,144	0.77%	$92,557	0.77%

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
For loans which do not share similar risk characteristics such as nonaccrual and troubled debt restructured (“TDR”) loans above $1.0 million, we evaluate these loans on an individual basis in accordance with ASC 326. These nonaccrual and TDR loans are considered to have different risk profiles than performing loans and therefore are evaluated separately. We ultimately decided to collectively assess TDRs and nonaccrual loans with balances below $1.0 million along with the performing and accrual loans in order to reduce the operational burden of individually assessing small TDR and nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, we obtain new appraisals to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, we either obtain updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, we recognize an ACL with a corresponding charge to the provision for credit losses.

Individually evaluated loans at December 31, 2022 were $66.1 million, a net decrease of $40.5 million from $106.6 million at December 31, 2021. The net decrease in individually evaluated loans was due primarily to sale of problem loans and continued de-risking the loan portfolio in 2022.
We also maintain a separate ACL for our off-balance sheet unfunded loan commitments. We utilize a funding rate to allocate the allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn can potentially become drawn at any point. The funding rate is determined based on a lookback period of eight quarters. Credit loss is not estimated for off-balance sheet credit exposures that are unconditionally cancellable by us at the time of measurement.
OREO
OREO consists of real estate properties acquired through foreclosure or similar means. OREO is recorded at fair value, less estimated selling costs. At December 31, 2022 and 2021, OREO, net totaled $2.4 million and $2.6 million, respectively. The number of OREO properties held at December 31, 2022 and 2021 was four and six, respectively. For the year ended December 31, 2022, one property was transferred to OREO totaling $938 thousand and we sold three OREO properties with carrying balances totaling $702 thousand. For the year ended December 31, 2021, no properties were transferred to OREO and we sold eight OREO properties totaling $15.9 million.
The changes in OREO for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$2,597	$20,121
Additions to OREO	938	—
OREO sales	(702)	(15,903)
Valuation adjustments, net	(415)	(1,621)
Balance at end of period	$2,418	$2,597

Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $15.74 billion at December 31, 2022 from $15.04 billion at December 31, 2021.
The increase in deposits during 2022 was primarily due to an increase in time deposits, partially offset by declines in demand deposits, money market deposits, and savings deposits. Noninterest bearing demand deposits decreased $902.4 million during 2022 due primarily to a decrease in retail deposits. Time deposits increased $2.20 billion from December 31, 2021 to December 31, 2022 due to an increase in customer deposits of $1.13 billion and in brokered time deposits of $1.07 billion. At December 31, 2022, we had $1.18 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared to $810.9 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2021. The brokered deposits represented approximately 7.50% of our total deposits as of December 31, 2022 compared to 5.39% as of December 31, 2021. The California State Treasurer deposits have three to six months maturities with a weighted average interest rate of 4.27% and 0.10% at December 31, 2022 and 2021, respectively.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature.

The following table sets forth the balances of our deposits by category for the periods indicated:

	December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$4,849,493	31%	$5,751,870	38%	$4,814,254	34%
Demand, interest bearing	5,615,784	36%	6,178,850	41%	5,232,413	36%
Savings	283,464	2%	321,377	2%	300,770	2%
Time deposit of more than $250,000	2,385,573	15%	1,493,651	10%	1,854,414	13%
Other time deposits	2,604,487	16%	1,294,702	9%	2,132,061	15%
Total Deposits	$15,738,801	100%	$15,040,450	100%	$14,333,912	100%
The following table presents the maturity schedules of our time deposits, as of dates indicated:

	December 31,
	2022		2021		2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$1,166,952	23%	$1,262,868	45%	$1,612,171	40%
Over three months through six months	1,003,444	21%	571,155	21%	1,095,373	27%
Over six months through twelve months	2,802,627	56%	892,462	32%	1,177,552	30%
Over twelve months	17,037	—%	61,868	2%	101,379	3%
Total time deposits	$4,990,060	100%	$2,788,353	100%	$3,986,475	100%
The following table indicates the maturity schedules of our time deposits in amounts of more than $250,000 as of December 31, 2022:

	Amount	Percentage
	(Dollars in thousands)
Three months or less	$242,755	10%
Over three months through six months	509,744	21%
Over six months through twelve months	1,629,667	69%
Over twelve months	3,407	—%
Total	$2,385,573	100%
There is no assurance that we will be able to continue to replace maturing time deposits at competitive rates. However, if we are unable to replace these maturing time deposits with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB, as well as with liquid assets.
At December 31, 2022, total uninsured deposits of the Bank reported by the Bank was approximately $10.19 billion which represents the estimated portion of deposit accounts that exceed the FDIC insurance limit. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
FHLB and FRB Borrowings and Fed Funds Purchased
We utilize a combination of short-term and long-term borrowings from the FHLB and FRB as well as other sources to help manage our liquidity position. However, borrowings are used as a secondary source of funds and deposits are our main source of funding and liquidity.
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. We did not have any federal funds purchased at December 31, 2022 and 2021.

FHLB and FRB Borrowings
We may borrow from the FHLB and FRB on a short term or long term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. At December 31, 2022, borrowings totaled $865.0 million consisting of $600.0 million in FHLB borrowings and $265.0 million in FRB borrowings compared to $300.0 million in FHLB borrowings at December 31, 2021. At December 31, 2022 and December 31, 2021, the average weighted remaining maturity of FHLB and FRB borrowings was less than 1 month and 4 months, respectively. The weighted average rate for FHLB advances and FRB borrowings were 3.40% and 4.50%, respectively, at December 31, 2022, compared to 0.92% for FHLB advances at December 31, 2021. As of December 31, 2022, our remaining available FHLB borrowing capacity was $3.98 billion.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. Based on our stock price at December 31, 2022, it is likely that most holders of the convertible notes will put their holdings on May 15, 2023. Management is currently assessing different options in the event that the convertible notes are put in May 2023.
The net carrying balance of convertible notes at December 31, 2022 was $217.1 million, net of $352 thousand in uncapitalized issuance costs. At December 31, 2021, the net carrying balance of convertible notes was $216.2 million, net of $1.3 million in uncapitalized issuance costs. With the adoption of ASU 2020-06, our convertible notes are accounted for entirely as debt and no longer has a discount or equity portion. (See Note 10 “Subordinated Debentures and Convertible Notes” of the Notes to the Consolidated Financial Statements for additional information regarding convertible notes issued).
Subordinated Debentures
At December 31, 2022, our nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of Hope Bancorp’s subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Debentures totaled $106.6 million at December 31, 2022 and $105.4 million at December 31, 2021.
As of December 31, 2022 and 2021, the Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the consolidated statements of financial condition. Instead, as of December 31, 2022 the long-term subordinated debentures of $106.6 million, net of $23.3 million in discounts, issued by us to the Trusts and the investment in Trusts’ common stock of $3.9 million (included in other assets) are separately reported.

The following table summarizes our outstanding Debentures related to the Trust Preferred Securities at December 31, 2022:

Trust Name	Issuance Date	Amount	Carry Value of Subordinated Debentures	Maturity Date	Coupon Rate	Current Rate	Interest Distribution and Callable Date
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3M LIBOR + 3.15%	7.919%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3M LIBOR + 2.85%	6.929%	Every 7th of Jan, Apr, Jul and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3M LIBOR + 2.95%	7.688%	Every 17th of Mar, Jun, Sep and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3M LIBOR + 1.65%	6.419%	Every 15th of Mar, Jun, Sep and Dec
Center Capital Trust I	12/30/2003	18,000	14,937	01/07/2034	3M LIBOR + 2.85%	6.929%	Every 7th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust II	03/17/2005	20,000	16,435	03/17/2035	3M LIBOR + 1.79%	6.528%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	11,722	09/15/2035	3M LIBOR + 1.40%	6.169%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	18,932	09/15/2037	3M LIBOR + 1.38%	6.149%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	15,671	06/30/2037	3M LIBOR + 1.62%	6.350%	Every 30th of Mar, Jun, Sep, and Dec
Total Trust		$126,000	$106,565
Capital Resources
Historically, our primary source of capital has been the retention of earnings, net of interest payments on debentures and convertible notes and dividend payments to stockholders and share repurchases. We seek to maintain capital at a level sufficient to assure our stockholders, customers, and regulators that Hope Bancorp and the Bank are financially sound. For this purpose, we perform ongoing assessments of capital related risks, components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risk.
Our total stockholders’ equity decreased $73.7 million, or 3.5%, to $2.02 billion at December 31, 2022 from $2.09 billion at December 31, 2021. The decrease in our stockholders’ equity at December 31, 2022 compared to December 31, 2021 was largely due to a decrease in accumulated other comprehensive income of $219.4 million, dividends paid of $67.1 million, and share repurchases of $14.7 million, offset partially by net income earned of $218.3 million and increases in additional paid-in capital consisting of $8.8 million in stock based compensation and $530 thousand in issuance of additional shares of stock. The decrease in accumulated other comprehensive income from December 31, 2021 to December 31, 2022 was due to the increase in unrealized losses on our investment securities AFS as a result of rising market interest rates.
At December 31, 2022, our ratio of common equity to total assets was 10.54% compared to 11.70% at December 31, 2021, and our tangible common equity represented 8.29% of tangible assets at December 31, 2022, compared with 9.31% of tangible assets at December 31, 2021. Tangible common equity per share was $12.96 at December 31, 2022, compared with $13.51 at December 31, 2021. Tangible common equity to tangible assets and tangible common equity per share are non-GAAP financial measures that we believe provide investors with information that is useful in understanding our financial performance and position.

We provide certain non‑GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our financial performance and position. The methodologies for determining non-GAAP measures may differ among companies. The following table reconciles non-GAAP financial measures used to the most comparable GAAP performance measures:

	December 31,
	2022	2021
	(Dollars in thousands, except share and per share data)
Total stockholders’ equity	$2,019,328	$2,092,983
Less: Goodwill and core deposit intangible assets, net	(470,176)	(472,121)
Tangible common equity	$1,549,152	$1,620,862

Total assets	$19,164,491	$17,889,061
Less: Goodwill and core deposit intangible assets, net	(470,176)	(472,121)
Tangible assets	$18,694,315	$17,416,940

Common shares outstanding	119,495,209	120,006,452

Tangible common equity ratio (Tangible common equity / tangible assets)	8.29%	9.31%
Common tangible equity per share (Tangible common equity / common shares outstanding)	$12.96	$13.51
The following table compares Hope Bancorp’s and the Bank’s capital ratios at December 31, 2022 to those required by our regulatory agencies to generally be deemed “adequately capitalized” for capital adequacy classification purposes:

	December 31, 2022
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,799,020	10.55%	$767,223	4.50%	$1,031,797	6.05%
Total capital (to risk-weighted assets)	$2,041,319	11.97%	$1,363,953	8.00%	$677,366	3.97%
Tier 1 capital (to risk-weighted assets)	$1,901,685	11.15%	$1,022,965	6.00%	$878,720	5.15%
Tier 1 capital (to average assets)	$1,901,685	10.15%	$749,743	4.00%	$1,151,942	6.15%

Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$2,049,973	12.03%	$766,971	4.50%	$1,283,002	7.53%
Total capital (to risk-weighted assets)	$2,189,607	12.85%	$1,363,504	8.00%	$826,103	4.85%
Tier 1 capital (to risk-weighted assets)	$2,049,973	12.03%	$1,022,628	6.00%	$1,027,345	6.03%
Tier 1 capital (to average assets)	$2,049,973	10.94%	$749,540	4.00%	$1,300,433	6.94%
Capital rules require a capital conservation buffer of 2.50% above the three minimum risked-weighted capital ratios to avoid constraints on dividend payments, stock repurchases, and discretionary bonus payments to executives. Our capital ratios at December 31, 2022 and 2021 exceeded all of the regulatory minimums including the fully-phased in capital conservation buffer.

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
Net cash inflows from operating activities totaled $485.5 million, $324.2 million, and $165.9 million during 2022, 2021 and 2020, respectively. Net cash inflows from operating activities for 2022 were primarily attributable to proceeds from sales of loans held for sale and net income partially offset by originations of loans held for sale.
Net cash outflows from investing activities totaled $1.47 billion, $993.0 million, and $1.83 billion during 2022, 2021 and 2020, respectively. Net cash outflows from investing activities during 2022 were primarily from net increase in loans receivable, purchases of investment securities available for sale and investment securities held to maturity, and purchase of loans receivable. These outflows were partially offset by proceeds received for investment securities available for sale and investment securities held to maturity that were paid down during the year, and proceeds from sales of other loans.
Net cash inflows from financing activities totaled $1.18 billion, $634.5 million, and $1.32 billion during 2022, 2021 and 2020, respectively. Net cash inflows from financing activities for 2022 was primarily attributable to an increase in deposits, proceeds from FHLB advances, and proceeds from FRB borrowings. These inflows were partially offset by the repayment of FHLB advances, the repayment of FRB borrowings, dividends paid on common stock, and purchase of treasury stock.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may purchase federal funds or borrow funds from the FHLB or the FRB’s Discount Window. As of December 31, 2022, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $5.26 billion, and we had $600.0 million in borrowings from the FHLB and $265.0 million borrowings outstanding from the FRB. The FHLB System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities available for sale that are not pledged. Our liquid assets consist of cash and cash equivalents, interest bearing cash deposits with other banks, liquid investment securities available for sale, and loan repayments within 30 days. Liquid assets totaled $2.19 billion and $2.57 billion at December 31, 2022 and 2021, respectively. Cash and cash equivalents totaled $506.8 million at December 31, 2022 compared to $316.3 million at December 31, 2021.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances and FRB borrowings, brokered deposits, and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. Our average gross loans to average deposits ratio was 96%, 91% and 93% for years ended 2022, 2021 and 2020.

We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2022, management was not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material or adverse effect on our liquidity position. As of December 31, 2022, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2022. Payments shown for time deposits, FHLB advances, convertible notes, and subordinated debenture include interest obligation to their respective repricing dates:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time deposits	$5,079,912	$16,050	$1,058	$—	$5,097,020
FHLB and FRB borrowings	865,427	—	—	—	865,427
Convertible notes	219,109	—	—	—	219,109
Subordinated debentures (1)	127,680	—	—	—	127,680
Commitments to fund investments in affordable housing partnerships	9,257	670	477	1,388	11,792
Unused credit extensions	1,755,567	628,705	435,880	36,111	2,856,263
Standby letters of credit	116,879	15,338	321	—	132,538
Other commercial letters of credit	20,850	1,526	—	—	22,376
Total	$8,194,681	$662,289	$437,736	$37,499	$9,332,205
___________________
(1)     Interest for variable rate subordinated debentures were calculated using interest rates at December 31, 2022.

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
Derivative Activity
As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, risk participation agreements, foreign exchange contracts, caps, floors, collars, interest rate lock commitments, and forward sales commitments, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts.
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

The following table illustrates our combined asset and liability contractual repricing as of December 31, 2022:

	0 - 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Interest-bearing cash	$293,002	$—	$—	$—	$293,002
Interest-bearing deposits in other financial institutions	735	—	—	—	735
Investment securities available for sale	149,247	—	126,876	1,696,006	1,972,129
Investment securities held to maturity	2,107	—	13,818	255,141	271,066
Equity investments	42,396	—	—	—	42,396
Loans outstanding(1)	7,254,524	975,635	6,279,573	943,053	15,452,785
Total rate sensitive assets	$7,742,011	$975,635	$6,420,267	$2,894,200	$18,032,113

Rate Sensitive Liabilities:
Money market and NOW	$5,615,784	$—	$—	$—	5,615,784
Savings deposits	170,324	55,375	57,765	—	283,464
Time deposits	1,166,952	3,806,071	17,037	—	4,990,060
FHLB and FRB borrowings	865,000	—	—	—	865,000
Convertible notes	—	217,148	—	—	217,148
Subordinated debentures	106,565	—	—	—	106,565
Total rate sensitive liabilities	$7,924,625	$4,078,594	$74,802	$—	$12,078,021

Net Gap Position	$(182,614)	$(3,102,959)	$6,345,465	$2,894,200
Cumulative Gap Position	$(182,614)	$(3,285,573)	$3,059,892	$5,954,092
 ___________________
(1)Includes nonaccrual loans of $49.7 million and loans held for sale of $49.2 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2022, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table:

	December 31, 2022		December 31, 2021
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	9.86%	(6.01)%	6.95%	0.84%
+ 100 basis points	4.94%	(2.57)%	3.52%	1.55%
- 100 basis points	(4.57)%	1.58%	(2.62)%	(5.94)%
- 200 basis points	(9.25)%	1.42%	(4.25)%	(15.71)%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analysis, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2022.
LIBOR Transition
The Company has financial instruments that are indexed to LIBOR including investment securities, loans, derivatives, subordinated debentures, and other financial contracts as of December 31, 2022. The Company’s LIBOR committee has identified all financial instruments that are indexed to LIBOR and maturing after June 30, 2023. Since January 1, 2022, the Company has ceased to originate any LIBOR based financial instruments. The Company has limited LIBOR exposures subsequent to June 2023 and is on track to transition financial instruments indexed to LIBOR to an alternative index. The transition away from LIBOR is not expected to have a material impact on the Company’s consolidated financial statements. For additional information about our associated risks, please refer to Item 1A, Risk Factors.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of Hope Bancorp, together with the report of Crowe LLP begin on page F-1 of this Report and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Consolidated Statements of Financial Condition as of December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements for the Years Ended December 31, 2022, 2021 and 2020
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.
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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2022.
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
With the participation of our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, and under the direction of our audit committee, our management has conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2022 using the criteria set forth by COSO. Based on this assessment, our management believes that the Company’s system of internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting which is included on page F-1 of this report.
c.     Changes in Internal Control Over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-1 of this report.

Item 9B.OTHER INFORMATION
Our Board periodically reviews the Company’s governance documents, including the Company’s bylaws, as amended and restated on July 25, 2019. Effective as of February 24, 2023, the Company amended and restated its bylaws to revise and clarify certain procedural and disclosure requirements for the Company’s stockholders proposing business or director nominations for consideration at the Company’s annual or special meetings of stockholders, including to provide an orderly process in consideration of the SEC Rule 14a-19 (the “universal proxy card” rules). The amended and restated bylaws also now include a forum selection provision requiring that claims arising under the Securities Act of 1933, as amended, be brought in federal court as the sole forum for stockholders to litigate these claims. Certain other technical and conforming revisions and clarifications were also made to the amended and restated bylaws.
A summary of the changes that were made in the amended and restated bylaws with regard to the universal proxy card rules are as follows:
•Clarify that the Company’s currently existing 100-120 day advance notice provision applies to the request for inclusion of a director nominee pursuant to Rule 14a-19;
•Require a stockholder to provide a written representation to the Company confirming that the stockholder will comply with Rule 14a-19;
•Require a stockholder to demonstrate that it has complied with Rule 14a-19;
•Allow the chair of a meeting to determine compliance with Rule 14a-19 and disregard nominations not submitted in compliance;
•Require the stockholder to use a proxy card, other than white, which is the color reserved exclusively for board nominated nominees;
•Require a stockholder’s director nominees to consent to being named in the Company’s proxy statement and proxy card;
•Clarify that all requirements also apply to special meetings called for the purpose of electing directors, in addition to annual meetings;
•Require stockholder director nominees to complete a Director & Officer questionnaire or provide other information required by the Company; and
•Require stockholder nominees to indicate whether they have filed or intend to file a notice of change of control with the Company’s regulators or any other change of control relating to another financial institution.
The foregoing summary is qualified in its entirety by reference to the bylaws of the Company, as amended and restated on February 24, 2023, a copy of which is attached hereto as Exhibit 3.2.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Delinquent Section 16(a) Reports, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2022.
Item 11.EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2023 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2022.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2023 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2022.
The following table summarizes our equity compensation plans as of December 31, 2022:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	649,367	$16.63	1,443,000
Equity compensation plans not approved by security holders	—	—	—
Total	649,367	$16.63	1,443,000
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2023 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2022.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2023 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2022.

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
(a)(3) List of Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Hope Bancorp, Inc.+

3.2	Amended and Restated Bylaws of Hope Bancorp, Inc.+

4.1
Junior Subordinated Indenture, dated June 5, 2003, by and between the Nara Bancorp, Inc. as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008)

4.2
Indenture, dated December 17, 2003, by and between Nara Bancorp, Inc. as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.5, filed with the SEC on May 2, 2008)

4.3
Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.4
Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 29, 2007)

4.5
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Center Financial’s Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 31, 2003, filed with the SEC on March 30, 2004)

4.6
Indenture, dated as of March 17, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.7
Indenture, dated as of September 15, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.9, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.8
Indenture, dated as of July 10, 2007, between Wilshire Bancorp, Inc. and LaSalle Bank National Association (incorporated herein by reference to Wilshire Bancorp’s Quarterly Report on Form 10-Q, Exhibit 4.12, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007)

4.9
Indenture, dated as of March 30, 2007 between Saehan Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.11, for the year ended December 31, 2013, filed with the SEC on March 14, 2014)

4.10
Indenture dated May 11, 2018, by and between Hope Bancorp, Inc. and U.S. Bank National Association (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on May 11, 2018)

4.11
Description of Securities Registered Under Section 12 of the Exchange Act (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.11, for the year ended December 31, 2021, filed with the SEC on February 28, 2022)

Number	Description

10.1
Wilshire State Bank Directors' Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.13, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.2
Wilshire State Bank Executive Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.14, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.3
Wilshire State Bank Directors' Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.4
Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.16, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.5
Amended and Restated BBCN Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to BBCN Bancorp’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2015, filed with the SEC on May 11, 2015)*

10.6	Form of Incentive Stock Option Agreement under the 2007 Incentive Compensation Plan*+

10.7	Form of Non-qualified Stock Option Agreement under the 2007 Incentive Compensation Plan*+

10.8	BBCN Bancorp, Inc. 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 4.1, filed with the SEC on May 7, 2021)*

10.9
Form of Incentive Stock Option Agreement under the 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.1, filed with the SEC on May 7, 2021)*

10.10
Form of Non-qualified Stock Option Agreement under the 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.2, filed with the SEC on May 7, 2021)*

10.11
Form of Restricted Stock Unit Agreement under the 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.3, filed with the SEC on May 7, 2021)*

10.12
Form of Performance-Based Restricted Stock Unit Agreement under the 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.4, filed with the SEC on May 7, 2021)*

10.13	Hope Bancorp, Inc. 2019 Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A, Annex A, filed with the SEC on April 30, 2019)*

10.14
Form of Restricted Stock Unit Agreement under the 2019 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.5, filed with the SEC on May 7, 2021)*

10.15
Form of Performance-Based Restricted Stock Unit Agreement under the 2019 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.6, filed with the SEC on May 7, 2021)*

10.16
Affiliate Agreement between Hope Bancorp, Inc. and Bank of Hope (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2019, filed with the SEC on February 26, 2020)*

10.17
Tax Sharing Agreement among Hope Bancorp, Inc and Bank of Hope (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2019, filed with the SEC on February 26, 2020)*

Number	Description

10.18
Fourth Amended and Restated Employment Agreement, dated April 22, 2022, by and between Hope Bancorp, Inc., Bank of Hope and Kevin S. Kim (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2022, filed with the SEC on May 9, 2022)*

10.19
Separation and Release Agreement, dated January 5, 2023, by and between Hope Bancorp, Inc., Bank of Hope and Alex Ko (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on January 6, 2023)*

10.20
Consulting Agreement, dated January 5, 2023, by and between Hope Bancorp, Inc., Bank of Hope and Alex Ko (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on January 6, 2023)*

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

HOPE BANCORP, INC.

Date:	February 28, 2023	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ KEVIN S. KIM	Chairman, President, and Chief Executive Officer	February 28, 2023
	Kevin S. Kim	(Principal Executive Officer)

By:	/s/ DAVID P. MALONE	Interim Chief Financial Officer & Director	February 28, 2023
	David P. Malone	(Principal Financial and Accounting Officer)

By:	/s/ DONALD D. BYUN	Director	February 28, 2023
Donald D. Byun

By:	/s/ JINHO DOO	Director	February 28, 2023
Jinho Doo

By:	/s/ DAISY Y. HA	Director	February 28, 2023
Daisy Y. Ha

By:	/s/ JOON KYUNG KIM	Director	February 28, 2023
Joon Kyung Kim

By:	/s/ STEVEN S. KOH	Director	February 28, 2023
Steven S. Koh

By:	/s/ WILLIAM J. LEWIS	Director	February 28, 2023
William J. Lewis

By:	/s/ LISA K. PAI	Director	February 28, 2023
Lisa K. Pai

By:	/s/ MARY E. THIGPEN	Director	February 28, 2023
Mary E. Thigpen

By:	/s/ SCOTT YOON-SUK WHANG	Director	February 28, 2023
Scott Yoon-Suk Whang

By:	/s/ DALE S. ZUEHLS	Director	February 28, 2023
Dale S. Zuehls

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Hope Bancorp, Inc.
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Hope Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance and Provision for Credit Losses – Loans Carried at Amortized Cost
Refer to Notes 1 and 4 to the Consolidated Financial Statements
The Company accounts for credit losses under Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses, which requires the Company to estimate expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology.
The allowance for credit losses (“ACL”) under the CECL methodology was a significant estimate recorded within the Company’s financial statements with a reported balance of $162.4 million as of December 31, 2022; $158.5 million, or approximately 98% of the ACL was estimated on a collective basis utilizing reasonable and supportable forecasts, current conditions, and historical loss experience. The Company utilized models to estimate probability of default (“PD”) and loss given default (“LGD”) rates to estimate the estimated loss of its largest loan portfolio segment – commercial real estate (“CRE”) loans. The modeled ACL represented a significant component of this portion of the Company’s ACL estimate.
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
A number of management judgments and assumptions are required during the modeling process for CRE loans assessed on a collective basis, such as the selection of economic forecast scenarios to adjust PD and LGD rates. Management’s identification and analysis of these judgments and assumptions requires significant judgment, which in turn involved especially complex and subjective auditor judgment when evaluating such judgments and assumptions.
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

Los Angeles, California
February 28, 2023

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2022 AND 2021

	December 31,
	2022	2021
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$213,774	$271,319
Interest bearing cash in other banks	293,002	44,947
Total cash and cash equivalents	506,776	316,266
Interest bearing deposits in other financial institutions	735	12,851
Investment securities available for sale, at fair value	1,972,129	2,666,275
Investment securities held to maturity, at amortized cost; fair value of $258,407 and $0 at December 31, 2022 and December 31, 2021, respectively	271,066	—
Equity investments	42,396	57,860
Loans held for sale, at the lower of cost or fair value	49,245	99,049
Loans receivable, net of allowance for credit losses of $162,359 and $140,550 at December 31, 2022 and December 31, 2021, respectively	15,241,181	13,812,193
Other real estate owned (“OREO”), net	2,418	2,597
Federal Home Loan Bank (“FHLB”) stock, at cost	18,630	17,250
Premises and equipment, net	46,859	45,667
Accrued interest receivable	55,460	41,842
Deferred tax assets, net	150,409	49,719
Customers’ liabilities on acceptances	818	1,521
Bank owned life insurance (“BOLI”)	77,078	77,081
Investments in affordable housing partnerships	47,711	58,387
Operating lease right-of-use assets, net	55,034	52,701
Goodwill	464,450	464,450
Core deposit intangible assets, net	5,726	7,671
Servicing assets, net	11,628	10,418
Other assets	144,742	95,263
Total assets	$19,164,491	$17,889,061
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
DECEMBER 31, 2022 AND 2021

	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$4,849,493	$5,751,870
Interest bearing:
Money market and NOW accounts	5,615,784	6,178,850
Savings deposits	283,464	321,377
Time deposits	4,990,060	2,788,353
Total deposits	15,738,801	15,040,450
FHLB and FRB borrowings	865,000	300,000
Convertible notes, net	217,148	216,209
Subordinated debentures, net	106,565	105,354
Accrued interest payable	26,668	4,272
Acceptances outstanding	818	1,521
Operating lease liabilities	59,088	57,303
Commitments to fund investments in affordable housing partnerships	11,792	9,514
Other liabilities	119,283	61,455
Total liabilities	$17,145,163	$15,796,078
Commitments and contingent liabilities (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares at December 31, 2022 and December 31, 2021; issued and outstanding 136,878,044 and 119,495,209 shares, respectively, at December 31, 2022, and issued and outstanding 136,350,301 and 120,006,452 shares, respectively, at December 31, 2021	$137	$136
Additional paid-in capital	1,431,003	1,421,698
Retained earnings	1,083,712	932,561
Treasury stock, at cost; 17,382,835 and 16,343,849 shares at December 31, 2022 and December 31, 2021, respectively	(264,667)	(250,000)
Accumulated other comprehensive loss, net	(230,857)	(11,412)
Total stockholders’ equity	2,019,328	2,092,983
Total liabilities and stockholders’ equity	$19,164,491	$17,889,061
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$660,732	$528,174	$554,967
Interest on investment securities	52,220	35,492	39,362
Interest on other investments	3,163	2,866	4,549
Total interest income	716,115	566,532	598,878
INTEREST EXPENSE:
Interest on deposits	114,839	42,011	110,369
Interest on FHLB and FRB borrowings	11,525	2,561	6,865
Interest on other borrowings and convertible notes	11,330	9,190	14,146
Total interest expense	137,694	53,762	131,380
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	578,421	512,770	467,498
PROVISION (CREDIT) FOR CREDIT LOSSES	9,600	(12,200)	95,000
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	568,821	524,970	372,498
NONINTEREST INCOME:
Service fees on deposit accounts	8,938	7,275	12,443
International service fees	3,134	3,586	3,139
Loan servicing fees, net	3,588	3,367	2,809
Wire transfer fees	3,477	3,519	3,577
Swap fees	2,605	1,458	4,066
Net gains on sales of SBA loans	16,343	8,448	—
Net gains on sales of residential mortgage loans	882	4,435	8,004
Net losses on sales of other loans	193	—	—
Net gains on sales of securities available for sale	—	—	7,531
Other income and fees	12,237	11,506	11,863
Total noninterest income	51,397	43,594	53,432
NONINTEREST EXPENSE:
Salaries and employee benefits	204,719	175,151	162,922
Occupancy	28,267	28,898	28,917
Furniture and equipment	19,434	18,079	17,548
Advertising and marketing	7,470	8,707	6,284
Data processing and communications	10,683	10,331	9,344
Professional fees	6,314	12,168	8,170
Investments in affordable housing partnership expenses	8,742	11,067	13,146
FDIC assessments	6,248	5,109	5,544
Credit related expenses	5,897	4,400	6,817
OREO expense, net	315	1,638	3,865
Software impairment	—	2,146	—
Earnings credit rebate	10,998	1,842	654
FHLB advance prepayment fee	—	—	3,584
Branch restructuring costs	—	—	2,367
Other	15,083	13,756	14,477
Total noninterest expense	324,170	293,292	283,639
INCOME BEFORE INCOME TAXES	296,048	275,272	142,291
INCOME TAX PROVISION	77,771	70,700	30,776
NET INCOME	$218,277	$204,572	$111,515
Basic earnings per common share	$1.82	$1.67	$0.90
Diluted earnings per common share	$1.81	$1.66	$0.90
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net income	$218,277	$204,572	$111,515
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities available for sale	(297,919)	(65,551)	41,562
Change in unrealized net holding losses on securities transferred from available for sale to held to maturity	(36,576)	—	—
Change in unrealized net holding gains (losses) on interest rate swaps used in cash flow hedges	23,062	2,893	(602)
Reclassification adjustments for net losses (gains) realized in net income	253	319	(7,583)
Tax effect	91,735	18,174	(9,773)
Other comprehensive (loss) income, net of tax	(219,445)	(44,165)	23,604
Total comprehensive (loss) income	$(1,168)	$160,407	$135,119
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JANUARY 1, 2020	125,756,543	$136	$1,428,066	$762,480	$(163,820)	$9,149	$2,036,011
CECL day 1 impact				(26,729)			(26,729)
CECL day 1 impact tax adjustment				7,856			7,856
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	224,355	—	—				—
Stock-based compensation			6,850				6,850
Cash dividends declared on common stock ($0.56 per share)				(69,182)			(69,182)
Comprehensive income:
Net income				111,515			111,515
Other comprehensive gain						23,604	23,604
Repurchase of treasury stock	(2,716,034)				(36,180)		(36,180)
BALANCE, DECEMBER 31, 2020	123,264,864	$136	$1,434,916	$785,940	$(200,000)	$32,753	$2,053,745
Adoption of ASU 2020-06			(21,420)	10,715			(10,705)
Adoption of ASU 2020-06 tax adjustment			3,160				3,160
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	423,856	—	—				—
Stock-based compensation			5,042				5,042
Cash dividends declared on common stock ($0.56 per share)				(68,666)			(68,666)
Comprehensive income:
Net income				204,572			204,572
Other comprehensive loss						(44,165)	(44,165)
Repurchase of treasury stock	(3,682,268)				(50,000)		(50,000)
BALANCE, DECEMBER 31, 2021	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	527,743	1	530				531
Stock-based compensation			8,775				8,775
Cash dividends declared on common stock ($0.56 per share)				(67,126)			(67,126)
Comprehensive income:
Net income				218,277			218,277
Other comprehensive loss						(219,445)	(219,445)
Repurchase of treasury stock	(1,038,986)				(14,667)		(14,667)
BALANCE, DECEMBER 31, 2022	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$218,277	$204,572	$111,515
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	20,087	26,000	12,244
Stock-based compensation expense	12,263	8,398	8,127
Provision (credit) for credit losses	9,600	(12,200)	95,000
Provision (credit) for unfunded loan commitments	250	(195)	660
Provision for accrued interest receivables on loans	1,107	846	1,000
Valuation adjustment of OREO	415	1,621	3,284
Write-down of right-of-use assets	—	—	1,751
Net gains on sales of loans	(17,418)	(12,883)	(8,004)
Net losses on sales of OREO	178	684	108
Net gains on sales and calls of securities available for sale	—	—	(7,531)
Net change in fair value of equity investments with readily determinable fair value	1,912	789	(488)
Losses on investments in affordable housing partnerships	10,374	10,774	12,863
Payment of FHLB prepayment fee	—	—	3,584
Software impairment	—	2,146	—
Net change in deferred income taxes	(8,955)	19,626	(17,998)
Proceeds from sales of loans held for sale	238,904	229,302	305,060
Originations of loans held for sale	(55,466)	(192,161)	(268,283)
Originations of servicing assets	(5,200)	(2,880)	(2,864)
Net change in accrued interest receivable	(17,248)	16,742	(28,658)
Net change in other assets	(3,519)	49,010	(59,228)
Net change in accrued interest payable	22,396	(10,434)	(19,104)
Net change in other liabilities	57,578	(15,546)	22,878
Net cash provided by operating activities	485,535	324,211	165,916
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest bearing deposits in other financial institutions	—	(4,233)	(20,597)
Redemption of interest bearing deposits in other financial institutions	12,116	20,024	21,117
Investment securities available for sale:
Purchase of securities	(212,496)	(1,159,057)	(1,273,369)
Proceeds from matured, called, or paid-down securities	324,706	694,715	565,362
Proceeds from sale of securities	—	—	168,069
Investment securities held to maturity:
Purchase of securities	(41,583)	—	—
Proceeds from matured, called, or paid-down securities	11,638	—	—
Proceeds from sales of equity investments	20,603	1,277	201
Purchase of equity investments	(350)	—	(10,000)
Proceeds from sales of other loans held for sale previously classified as held for investment	160,805	335,888	1,294
Purchase of loans receivable	(56,266)	(214,988)	—
Net change in loans receivable	(1,680,144)	(671,581)	(1,273,988)
Proceeds from sales of OREO	524	15,220	2,458
Purchase of FHLB stock	(21,378)	—	(1,346)
Redemption of FHLB stock	19,998	—	3,503
Purchase of premises and equipment	(9,111)	(7,220)	(4,973)
Proceeds from BOLI death benefits	1,215	1,283	970
Investments in affordable housing partnerships	(3,903)	(4,368)	(13,333)
Net cash used in investing activities	(1,473,626)	(993,040)	(1,834,632)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	698,351	706,538	1,806,548
Proceeds from FHLB advances	23,750,885	2,319,000	1,360,000
Repayment of FHLB advances	(23,450,885)	(2,269,000)	(1,738,584)
Proceeds from FRB borrowings	16,548,000	—	—
Repayment of FRB borrowings	(16,283,000)	—	—
Purchase of treasury stock	(14,667)	(50,000)	(36,777)
Cash dividends paid on common stock	(67,126)	(68,666)	(69,182)
Taxes paid in net settlement of restricted stock	(3,488)	(3,356)	(1,277)
Issuance of additional stock pursuant to various stock plans	531	—	—
Net cash provided by financing activities	1,178,601	634,516	1,320,728
NET CHANGE IN CASH AND CASH EQUIVALENTS	190,510	(34,313)	(347,988)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,266	350,579	698,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$506,776	$316,266	$350,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$113,148	$62,081	$144,234
Income taxes paid	$96,398	$42,201	$49,220

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$938	$—	$2,928
Transfer from loans receivable to loans held for sale	$311,535	$472,598	$1,243
Transfer from loans held for sale to loans receivable	$12,021	$19,625	$2,933
Transfer from investment securities available for sale to held to maturity, at fair value	$238,966	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$16,977	$965	$—
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations— Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). The Bank has branches in California, New York, Illinois, Washington, Texas, New Jersey, Virginia, Alabama, and Georgia, as well as loan production offices in Atlanta, Houston, Dallas, Denver, Portland, Seattle, Tampa, Southern California, and Northern California. Hope Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. The Company specializes in core business banking products for small and medium-sized businesses, with an emphasis in commercial real estate and business lending, SBA lending, and international trade financing.
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
Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, interest-earning deposits, and federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2022 and 2021. Net cash flows are reported for customer loan and deposit transactions, investment transactions, federal funds purchased, deferred income taxes, and other assets and liabilities.
Interest-Bearing Deposits in Other Financial Institutions—Interest-bearing deposits in other financial institutions are comprised of the Company’s investments in certificates of deposits that have original maturities greater than 90 days.
Investment Securities—Securities are classified and accounted for as follows:
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest and other assets on the consolidated balance sheets. Investment securities available for sale and held to maturity are placed on non-accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable.
Management may transfer investment securities classified as AFS to HTM when upon reassessment it is determined that the Company has both the positive intent and ability to hold these securities to maturity. The investment securities are transferred at fair value resulting in a premium or discount recorded on the transfer date. Unrealized gains or losses at the date of transfer continue to be reported as a separate component of accumulated other comprehensive income/loss, net (“AOCI”). The premium or discount and the unrealized gain or loss, net of tax, in AOCI will be amortized to interest income over the remaining life of the securities using the interest method. In 2022, the Company transferred $239.0 million in fair value of available for sale securities to held to maturity. There were no transfers in 2021.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investment securities AFS are recorded at fair value, with unrealized gains and losses, net of tax, reported as a separate component of AOCI. For investment securities AFS in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities’ amortized cost basis is written down to fair value as a current period expense recorded on the consolidated statements of income and other comprehensive income. If either of the above criteria is not met, management evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, management may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit losses is recognized in AOCI, net of tax, as a non-credit related impairment.
For allowance for credit losses on investment securities AFS and HTM, refer to the Allowance for Credit Losses on Securities Available for Sale and Allowance for Credit Losses on Securities Held to Maturity sections of Note 3 “Investment Securities” for details.
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
Derivative Financial Instruments and Hedging Transactions—As part of the Company’s asset and liability management strategy, the Company uses derivative financial instruments, such as interest rate swaps, risk participation agreements, foreign exchange contracts, collars, and caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on net interest margin. The Company’s interest rate swaps and caps involve the exchange of fixed rate and variable rate interest payment obligations without the exchange of the underlying notional amounts and are therefore accounted for as stand-alone derivatives. Derivative instruments are included in other assets or accrued expenses and other liabilities on the Consolidated Balance Sheet at fair value. At the inception of the derivative contract, the Company designates the derivative as (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (2) an instrument with no hedging designation (“stand-alone derivative”). For a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, in noninterest income. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. The related cash flows are recognized on the cash flows from operating activities section on the Consolidated Statement of Cash Flows. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are both considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the balance sheet, with changes in fair value recorded in earnings in the period in which the changes occur. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company formally documents all relationships between derivatives and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, (2) the derivative expires, is sold, or terminated, (3) the derivative instrument is de-designated as a hedge because the forecasted transaction is no longer probable of occurring, (4) a hedged firm commitment no longer meets the definition of a firm commitment, or (5) management otherwise determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.
The Company enters into interest rate collars which is an interest rate risk management tool that effectively creates a band within which the borrower's variable interest rate fluctuates, by combining an interest rate cap (or ceiling) with an interest rate floor. In order for the Company to hedge the Bank’s fixed rate loan portfolio, the Company entered into interest rate collar derivatives as a protection should the Fed lower interest rates in the event of a recession or other economic changes. The interest rate collars are designated as cash flow hedges of floating interest receivables.
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
The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. Materiality was another factor in using a non-modeled approach for these loans as in aggregate, non-modeled loans represented approximately 1% of the Company’s total loan portfolio as of December 31, 2022.
The Economic Forecast Committee (“EFC”) reviews multiple scenarios put together by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenarios contain certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of December 31, 2022, the Company chose a forecast scenario that incorporated the latest projected economic assumptions. The allowance for credit losses at December 31, 2022 utilized the Moody’s consensus scenario, as well as more specific information, including updated market data which reflects the economic conditions that align with management’s view. In the prior year, the Company also utilized Moody’s consensus scenario in its ACL calculation.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio that may not be captured by the modeled and non-modeled approach, the Company utilizes qualitative adjustments to estimate total expected losses. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the allowance for credit losses by as much as 25 basis points for each factor. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses, updated to reflect the application of the CECL methodology:
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
With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner for all of its loan segments. The Company has elected to write off accrued interest receivables by reversing interest income.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR accounting for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans unless the loans were TDR prior to the COVID-19 modification. The balance of active modified loans under the CARES Act and not subject to TDR accounting was $0 at December 31, 2022 and $22.8 million at December 31, 2021.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. For the year ended December 31, 2022, the Company foreclosed on properties with an aggregate carrying value of $938 thousand. The Company recorded $415 thousand in net valuation losses subsequent to the foreclosures during the year ended December 31, 2022, and the Company sold OREO properties for total proceeds of $524 thousand during the year. For the year ended December 31, 2021, the Company did not foreclose on any properties. The Company recorded $1.6 million in net valuation losses subsequent to the foreclosures during the year ended December 31, 2021, and the Company sold OREO properties for total proceeds of $15.2 million during the year.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with ASC 350 “Intangibles - Goodwill and Other”, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the goodwill impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the step 1 impairment test is bypassed. Management assessed the qualitative factors related to goodwill as of December 31, 2022 and determined a Step 1 fair value assessment was not required. Based on qualitative assessment, management determined that goodwill was not impaired at December 31, 2022. Goodwill is assessed for impairment on an interim basis if circumstances change or an event occurs between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The quantitative impairment assessment involves significant judgment. This judgment includes developing cash flow projections, selecting appropriate discount rates, calculation of a terminal growth rate, minimum target capitalization levels, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were recorded during the years 2022, 2021, or 2020.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $67.1 million and $68.7 million, were paid in 2022 and 2021, respectively. There were no common stock dividends declared but unpaid at December 31, 2022 and 2021.
Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company, or dividends paid by the Company to stockholders.
Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the changes in unrealized gains and losses on securities available for sale, unrealized losses on transferred investment securities held to maturity, and interest rate swaps used in cash flow hedges which is also recognized as separate components of stockholders’ equity, net of tax.
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
Revenue from Contracts with Customers—With the adoption of ASU 2014-09 (Topic 606), the Company recognizes revenue when obligations under the terms of a contract with customers are satisfied. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also out of scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, wire transfer fees, and certain OREO related net gains or expenses.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2022 or 2021. Accrued loss contingencies for all legal claims totaled approximately $229 thousand at December 31, 2022 and $52 thousand at December 31, 2021.
Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. See Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for further discussion.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting Pronouncements Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. The Company adopted ASU 2020-04 during 2022 with no material impact to the Company’s consolidated financial statements.
In December 2022, the FASB issued 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Topic 848, which was established by the previously issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides relief to entities during the reference rate’s temporary transition period by providing optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. Since ASU 2020-04 was issued, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of US LIBOR to June 30, 2023, which is beyond the current sunset date of Topic 848. The new ASU defers the sunset date accordingly to continue to provide the intended relief. The Company adopted ASU 2022-06 during 2022 with no material impact to the Company’s consolidated financial statements.
Pending Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers”, to address diversity in practice and inconsistency related to the accounting for revenue contracts with customers acquired in a business combination. The amendments require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination and applies to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The Company adopted ASU 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326)”. The standard addresses the following: 1) eliminates the accounting guidance for TDRs, will require an entity to determine whether a modification results in a new loan or a continuation of an existing loan, 2) expands disclosures related to modifications, and 3) will require disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted ASU 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    EQUITY INVESTMENTS
Equity investments with readily determinable fair values at December 31, 2022 and 2021, consisted of mutual funds in the amounts of $4.3 million and $26.8 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the years ended December 31, 2022 and 2021 were recorded in other noninterest income and fees as summarized in the table below:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(1,917)	$(789)
Less: Net change in fair value recorded on equity investments sold during the period	(1,354)	—
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$(563)	$(789)
The decline in fair value of the Company’s equity investments with readily determinable fair values was due to the recent increases in market interest rates over the yield available at the time the equity investments were purchased. For the year ended December 31, 2022, the Company received proceeds of $20.6 million from the sale of equity investments with readily determinable fair values.
At December 31, 2022 and 2021, the Company also had equity investments without readily determinable fair values which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At December 31, 2022, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $38.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $36.7 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2021, the total balance of equity investments without readily determinable fair values was $31.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $29.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the years ended December 31, 2022 and 2021.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVESTMENT SECURITIES
The following is a summary of investment securities as of the dates indicated:

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities available for sale:
U.S. Treasury securities	$3,990	$—	$(104)	$3,886	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(133)	3,867	—	—	—	—
Collateralized mortgage obligations	947,541	—	(153,842)	793,699	1,039,543	3,357	(16,470)	1,026,430
Mortgage-backed securities:
Residential	544,084	—	(90,907)	453,177	769,113	1,985	(11,874)	759,224
Commercial	417,241	—	(48,954)	368,287	595,659	9,103	(5,360)	599,402
Asset-backed securities	153,539	—	(5,935)	147,604	153,564	11	(124)	153,451
Corporate securities	23,351	—	(4,494)	18,857	23,398	130	(1,044)	22,484
Municipal securities	195,675	790	(13,713)	182,752	104,371	1,680	(767)	105,284
Total investment securities available for sale	$2,289,421	$790	$(318,082)	$1,972,129	$2,685,648	$16,266	$(35,639)	$2,666,275

Debt securities held to maturity:
U.S. Government agency and U.S. Government sponsored enterprises:
Mortgage-backed securities:
Residential	$157,881	$—	$(7,041)	$150,840	$—	$—	$—	$—
Commercial	113,185	1	(5,619)	107,567	—	—	—	—
Total investment securities held to maturity	$271,066	$1	$(12,660)	$258,407	$—	$—	$—	$—
During the second quarter of 2022, the Company transferred $239.0 million in fair value of debt securities from available for sale (“AFS”) to held to maturity (“HTM”). The transferred securities had an amortized cost of $275.5 million with a pre-tax net unrealized loss of $36.6 million, which was recorded as a discount subsequent to the transfer is being amortized as an adjustment of yield. The unrealized holding loss at the date of transfer will continue to be reported, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity, and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization. The Company has the ability and intent to hold these securities to maturity. At the time of transfer, there was no previously recorded allowance for credit losses on investment securities AFS transferred to HTM.
Accrued interest receivable for investment debt securities at December 31, 2022 and 2021 totaled $7.8 million and $5.6 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At December 31, 2022 and 2021, $223.1 million and $13.0 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive income (loss). For the years ended December 31, 2022 and 2021, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings resulting from the sale of investments securities AFS.
The proceeds from sales of securities and total gains and losses are listed below:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Proceeds from investments sold	$—	$—	$168,069

Gains from sales of securities	$—	$—	$7,531
Losses from sales of securities	—	—	—
Gains from called securities	—	—	—
Net gain on sales or called securities	$—	$—	$7,531
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Interest income on investment securities
Taxable	$50,043	$34,583	$37,534
Nontaxable	2,177	909	1,828
Total	$52,220	$35,492	$39,362
The amortized cost and estimated fair value of investment securities at December 31, 2022, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$2,307	$2,267	$—	$—
Due after one year through five years	135,796	126,723	7,742	7,561
Due after five years through ten years	131,656	118,654	28,254	27,241
Due after ten years	2,019,662	1,724,485	235,070	223,605
Total	$2,289,421	$1,972,129	$271,066	$258,407

Securities with carrying values of approximately $360.7 million and $362.2 million at December 31, 2022 and 2021, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated. The length of time that the individual securities have been in a continuous unrealized loss position is not a factor in determining credit impairment with the adoption of CECL.

	December 31, 2022
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	1	$3,886	$(104)	—	$—	$—	1	$3,886	$(104)
Agency securities*	1	3,867	(133)	—	—	—	1	3,867	(133)
Collateralized mortgage obligations*	61	150,419	(14,888)	59	643,280	(138,954)	120	793,699	(153,842)
Mortgage-backed securities:
Residential*	23	55,645	(5,616)	42	397,532	(85,291)	65	453,177	(90,907)
Commercial*	29	172,963	(12,156)	26	195,324	(36,798)	55	368,287	(48,954)
Asset-backed securities	3	21,836	(716)	15	125,768	(5,219)	18	147,604	(5,935)
Corporate securities	1	3,401	(600)	5	15,456	(3,894)	6	18,857	(4,494)
Municipal securities	31	76,942	(3,207)	32	65,730	(10,506)	63	142,672	(13,713)
Total	150	$488,959	$(37,420)	179	$1,443,090	$(280,662)	329	$1,932,049	$(318,082)

	December 31, 2021
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	39	$757,799	$(15,445)	2	$37,438	$(1,025)	41	$795,237	$(16,470)
Mortgage-backed securities:
Residential*	49	603,372	(9,371)	13	75,211	(2,503)	62	678,583	(11,874)
Commercial*	24	214,384	(3,339)	4	57,656	(2,021)	28	272,040	(5,360)
Asset-backed securities	13	115,885	(124)	—	—	—	13	115,885	(124)
Corporate securities	4	14,067	(331)	1	4,288	(713)	5	18,355	(1,044)
Municipal securities	23	59,403	(767)	—	—	—	23	59,403	(767)
Total	152	$1,764,910	$(29,377)	20	$174,593	$(6,262)	172	$1,939,503	$(35,639)
__________________________________
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company had collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at December 31, 2022. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on other securities that were in an unrealized loss position have been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities have been less than amortized cost is not considered when assessing for credit impairment.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Approximately 84% of the Company’s investment portfolio at December 31, 2022 consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the agreement entered into in 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. In addition, the Company had one U.S. Treasury note issued and guaranteed by the U.S. government. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had 18 asset-backed securities, six corporate securities, and 63 municipal bonds in unrealized loss positions at December 31, 2022.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS as of December 31, 2022 and December 31, 2021.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by the U.S. government or government-sponsored enterprises, are highly rated by major rating agencies, and have a long history of no credit losses are an example of such securities to which the Company applies a zero credit loss assumption. Any expected credit loss is provided through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At December 31, 2022, all of the Company’s investment securities HTM are issued by the U.S. government or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM as of December 31, 2022.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.    LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES
The following is a summary of loans receivable by major category:

	December 31,
	2022	2021
	(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$76,045	$69,199
Commercial	9,170,784	8,816,080
Construction	167,751	220,652
Total real estate loans	9,414,580	9,105,931
Commercial business *	5,109,532	4,208,674
Residential mortgage	846,080	579,626
Consumer and other	33,348	58,512
Loans receivable	15,403,540	13,952,743
Allowance for credit losses	(162,359)	(140,550)
Loans receivable, net of allowance for credit losses	$15,241,181	$13,812,193
__________________________________
* Commercial business loans as of December 31, 2022 and 2021 include $1.9 million and $228.1 million, respectively, in SBA Paycheck Protection Program loans
The Company segments its loan portfolio in four major categories: real estate loans, commercial business loans, residential mortgage loans, and consumer and other loans. Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs and also include warehouse lines of credit, syndicated loans, and SBA Paycheck Protection Program (“PPP”) loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
The Company had $49.2 million in loans held for sale as of December 31, 2022 compared to $99.0 million at December 31, 2021. Loans held for sale at December 31, 2022 consisted of $450 thousand in residential mortgage loans and $48.8 million in commercial real estate loans rated as substandard, compared to $49.7 million in SBA guaranteed loans, $23.2 million in residential mortgage loans, and $26.2 million in commercial real estate and commercial business loans rated as substandard at December 31, 2021.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the years ended December 31, 2022 and 2021, and 2020. Recoveries for the year ended December 31, 2022 included $17.3 million in recoveries from a single lending relationship that had $29.6 million in charge offs during the year 2021. Charge offs for the year 2021 included $26.2 million in charge offs related to the sale of $275.3 million in loans with elevated credit risk.

	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
December 31, 2022
Balance, beginning of period	$108,440	$27,811	$3,316	$983	$140,550
Provision (credit) for credit losses	(27,451)	31,360	5,626	65	9,600
Loans charged off	(6,803)	(5,160)	(22)	(404)	(12,389)
Recoveries of charge offs	21,698	2,861	—	39	24,598
Balance, end of period	$95,884	$56,872	$8,920	$683	$162,359

December 31, 2021
Balance, beginning of period	$162,196	$39,155	$4,227	$1,163	$206,741
Provision (credit) for credit losses	(2,051)	(9,982)	12	(179)	(12,200)
Loans charged off	(57,427)	(3,558)	(923)	(328)	(62,236)
Recoveries of charge offs	5,722	2,196	—	327	8,245
Balance, end of period	$108,440	$27,811	$3,316	$983	$140,550

December 31, 2020
Balance, beginning of period	$53,593	$33,032	$5,925	$1,594	$94,144
CECL day 1 adoption	27,791	(1,022)	(543)	(26)	$26,200
Provision (credit) for credit losses	87,619	7,776	(1,155)	760	95,000
Loans charged off	(8,658)	(6,157)	—	(1,211)	(16,026)
Recoveries of charge offs	1,851	5,526	—	46	7,423
Balance, end of period	$162,196	$39,155	$4,227	$1,163	$206,741
The following tables break out the allowance for credit losses and loan balance by measurement methodology at December 31, 2022 and 2021:

	December 31, 2022
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$870	$2,941	$24	$21	$3,856
Collectively evaluated	95,014	53,931	8,896	662	158,503
Total	$95,884	$56,872	$8,920	$683	$162,359

Loans outstanding:
Individually evaluated	$43,461	$12,477	$9,775	$436	$66,149
Collectively evaluated	9,371,119	5,097,055	836,305	32,912	15,337,391
Total	$9,414,580	$5,109,532	$846,080	$33,348	$15,403,540

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,025	$3,056	$11	$23	$5,115
Collectively evaluated	106,415	24,755	3,305	960	135,435
Total	$108,440	$27,811	$3,316	$983	$140,550

Loans outstanding:
Individually evaluated	$83,347	$19,407	$3,470	$409	$106,633
Collectively evaluated	9,022,584	4,189,267	576,156	58,103	13,846,110
Total	$9,105,931	$4,208,674	$579,626	$58,512	$13,952,743
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
The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of 2 years at which point loss assumptions revert back to historical loss information by means of 1 year reversion period. Due to the volatility that arose from the COVID-19 pandemic, the Company assessed whether it would be appropriate to shorten the reasonable and supportable period. However, the Company chose to keep the reasonable and supportable period at 2 years as a shorter period was estimated to result in large reductions in ACL which would not be reflective of the economic deterioration and future uncertainty caused by pandemic. The Company utilizes a baseline forecast scenario published by a third party that incorporates macroeconomic variables including GDP, unemployment rates, interest rates, and commercial real estate prices to project an economic outlook. The forecast scenario is utilized to estimate losses during the reasonable and supportable period. Changes in these assumptions and forecasts could significantly affect the Company’s estimate of future credit losses. See Note 1 “Significant Accounting Policies” of the Notes to Consolidated Financial Statements for further discussion of the Company’s ACL methodology.
The increase in ACL for the year ended December 31, 2022 compared to December 31, 2021 was due to a decline in projected macroeconomic variables. The Moody’s consensus forecast scenario used in the December 31, 2022 ACL calculation included a decline in projection for GDP and commercial real estate prices compared to projection at the end of 2021. Overall, economic projection continued to decline throughout the year with an increase the potential for a recession in 2023.
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
As of December 31, 2022 and 2021, reserves for unfunded loan commitments recorded in other liabilities were $1.4 million and $1.1 million, respectively. For the year ended December 31, 2022, the Company recorded additions to reserves for unfunded commitments in credit related expenses totaling $250 thousand. For the year ended December 31, 2021, the Company recorded a credit to reserves for unfunded commitments totaling $195 thousand.

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
The tables below represent the amortized cost of nonaccrual loans and loans past due 90 or more days and still on accrual status by class of loans and broken out by loans with a recorded ACL and those without a recorded ACL as of December 31, 2022 and 2021.

	December 31, 2022
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	17,635	1,007	18,642	—
Hotel & motel	8,939	347	9,286	—
Gas station & car wash	2,134	124	2,258	—
Mixed use	781	186	967	—
Industrial & warehouse	109	727	836	—
Other	184	1,742	1,926	—
Real estate – construction	—	—	—	—
Commercial business	1,618	4,002	5,620	336
Residential mortgage	5,959	3,816	9,775	—
Consumer and other	—	377	377	65
Total	$37,359	$12,328	$49,687	$401

	December 31, 2021
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—
Real estate – commercial
Retail	7,586	2,604	10,190	—
Hotel & motel	5,471	6,564	12,035	—
Gas station & car wash	575	1,267	1,842	—
Mixed use	5,307	1,412	6,719	—
Industrial & warehouse	687	1,897	2,584	—
Other	1,233	5,153	6,386	215
Real estate – construction	—	—	—	—
Commercial business	4,726	6,299	11,025	1,494
Residential mortgage	275	3,195	3,470	—
Consumer and other	—	365	365	422
Total	$25,860	$28,756	$54,616	$2,131
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $9.8 million and $19.5 million, at December 31, 2022 and 2021, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortized cost of collateral dependent loans as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Real estate – residential	$—	$—	$—	$—	$—	$—
Real estate – commercial	35,523	—	35,523	65,590	—	65,590
Real estate – construction	—	—	—	—	—	—
Commercial business	1,618	2,743	4,361	1,767	6,615	8,382
Residential mortgage	5,959	—	5,959	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$43,100	$2,743	$45,843	$67,357	$6,615	$73,972

Collateral on loans is a significant portion of what secures collateral dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the years ended December 31, 2022 and 2021, the Company did not have any significant changes to the extent to which collateral secures its collateral dependent loans due to general deterioration or from other factors.
Accrued interest receivables on loans totaled $47.3 million at December 31, 2022 and $36.2 million at December 31, 2021. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Real estate	$1,906	$3,102	$1,047
Commercial business	307	62	78
Residential mortgage	309	17	—
Consumer and other	1	3	3
Total	$2,523	$3,184	$1,128

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of December 31, 2022 and 2021 by class of loans:

	December 31, 2022				December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Real estate – residential	$1,266	$—	$—	$1,266	$—	$—	$—	$—
Real estate – commercial
Retail	—	1,617	521	2,138	1,250	927	9,167	11,344
Hotel & motel	359	564	3,503	4,426	9,320	4,148	4,760	18,228
Gas station & car wash	582	124	—	706	575	—	832	1,407
Mixed use	—	—	781	781	1,124	—	5,625	6,749
Industrial & warehouse	85	89	268	442	247	—	785	1,032
Other	—	333	621	954	1,198	6,522	3,185	10,905
Real estate – construction	—	—	—	—	—	—	—	—
Commercial business	3,258	18	2,137	5,413	1,792	2,362	6,482	10,636
Residential mortgage	2,310	—	5,106	7,416	14,177	—	3,099	17,276
Consumer and other	617	44	308	969	59	21	787	867
Total Past Due	$8,477	$2,789	$13,245	$24,511	$29,742	$13,980	$34,722	$78,444

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortized cost basis of loans receivable by class, credit quality indicator, and year of origination as of December 31, 2022 and 2021.

	December 31, 2022
	Term Loan by Origination Year						Revolving Loans	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$19,256	$23,505	$9,691	$9,017	$3,964	$5,397	$3,995	$74,825
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	661	559	—	1,220
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$19,256	$23,505	$9,691	$9,017	$4,625	$5,956	$3,995	$76,045
Real Estate - Commercial
Pass / not rated	$2,395,805	$2,140,650	$1,299,144	$1,043,970	$1,006,454	$1,053,970	$101,190	$9,041,183
Special mention	—	14,622	7,301	6,001	13,565	15,912	202	57,603
Substandard	—	8,240	1,736	7,881	9,589	44,552	—	71,998
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$2,395,805	$2,163,512	$1,308,181	$1,057,852	$1,029,608	$1,114,434	$101,392	$9,170,784
Real Estate - Construction
Pass / not rated	$6,570	$29,918	$63,192	$23,418	$8,135	$4,900	$89	$136,222
Special mention	—	—	—	14,425	—	10,834	—	25,259
Substandard	—	—	—	—	—	6,270	—	6,270
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$6,570	$29,918	$63,192	$37,843	$8,135	$22,004	$89	$167,751
Commercial Business
Pass / not rated	$2,311,344	$1,090,034	$291,592	$298,133	$69,721	$95,531	$864,343	$5,020,698
Special mention	17,911	37,393	13,707	110	—	24	5,256	74,401
Substandard	—	2,833	5,889	1,000	1,020	3,691	—	14,433
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$2,329,255	$1,130,260	$311,188	$299,243	$70,741	$99,246	$869,599	$5,109,532
Residential Mortgage
Pass / not rated	$382,935	$283,163	$1,386	$30,603	$62,976	$75,242	$—	$836,305
Special mention	—	—	—	—	—	—	—	—
Substandard	—	311	—	967	384	8,113	—	9,775
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$382,935	$283,474	$1,386	$31,570	$63,360	$83,355	$—	$846,080
Consumer and Other
Pass / not rated	$10,005	$723	$3,351	$223	$10	$1,420	$17,239	$32,971
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	377	—	377
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$10,005	$723	$3,351	$223	$10	$1,797	$17,239	$33,348
Total Loans
Pass / not rated	$5,125,915	$3,567,993	$1,668,356	$1,405,364	$1,151,260	$1,236,460	$986,856	$15,142,204
Special mention	17,911	52,015	21,008	20,536	13,565	26,770	5,458	157,263
Substandard	—	11,384	7,625	9,848	11,654	63,562	—	104,073
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$5,143,826	$3,631,392	$1,696,989	$1,435,748	$1,176,479	$1,326,792	$992,314	$15,403,540

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Term Loan by Origination Year						Revolving Loans	Total
	2021	2020	2019	2018	2017	Prior
	(Dollars in thousands)
Real Estate - Residential
Pass / not rated	$26,093	$10,471	$11,442	$4,952	$2,987	$7,260	$4,403	$67,608
Special mention	—	—	—	534	—	924	—	1,458
Substandard	—	—	—	133	—	—	—	133
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$26,093	$10,471	$11,442	$5,619	$2,987	$8,184	$4,403	$69,199
Real Estate - Commercial
Pass / not rated	$2,451,662	$1,415,909	$1,252,851	$1,238,425	$883,790	$1,086,182	$89,501	$8,418,320
Special mention	5,553	8,882	39,567	20,203	27,204	73,090	5,970	180,469
Substandard	7,436	7,718	17,533	25,330	53,000	105,995	279	217,291
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$2,464,651	$1,432,509	$1,309,951	$1,283,958	$963,994	$1,265,267	$95,750	$8,816,080
Real Estate - Construction
Pass / not rated	$16,545	$67,628	$32,044	$32,908	$8,292	$5,685	$89	$163,191
Special mention	—	—	—	45,996	5,074	6,391	—	57,461
Substandard	—	—	—	—	—	—	—	—
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$16,545	$67,628	$32,044	$78,904	$13,366	$12,076	$89	$220,652
Commercial Business
Pass / not rated	$1,755,104	$431,145	$461,460	$98,812	$53,629	$70,294	$1,299,372	$4,169,816
Special mention	1,379	523	4,780	2,897	550	5,083	2,594	17,806
Substandard	3,796	941	2,308	1,651	3,803	3,461	5,092	21,052
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$1,760,279	$432,609	$468,548	$103,360	$57,982	$78,838	$1,307,058	$4,208,674
Residential Mortgage
Pass / not rated	$282,191	$1,420	$40,377	$112,743	$85,446	$53,979	$—	$576,156
Special mention	—	—	—	—	—	—	—	—
Substandard	275	—	128	394	541	2,132	—	3,470
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$282,466	$1,420	$40,505	$113,137	$85,987	$56,111	$—	$579,626
Consumer and Other
Pass / not rated	$19,203	$5,347	$1,783	$1,699	$1,769	$6,165	$22,095	$58,061
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	451	—	451
Doubtful / loss	—	—	—	—	—	—	—	—
Subtotal	$19,203	$5,347	$1,783	$1,699	$1,769	$6,616	$22,095	$58,512
Total Loans
Pass / not rated	$4,550,798	$1,931,920	$1,799,957	$1,489,539	$1,035,913	$1,229,565	$1,415,460	$13,453,152
Special mention	6,932	9,405	44,347	69,630	32,828	85,488	8,564	257,194
Substandard	11,507	8,659	19,969	27,508	57,344	112,039	5,371	242,397
Doubtful / loss	—	—	—	—	—	—	—	—
Total	$4,569,237	$1,949,984	$1,864,273	$1,586,677	$1,126,085	$1,427,092	$1,429,395	$13,952,743
For the years ended December 31, 2022 and 2021, there were no revolving loans converted to term loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by type that were reclassified from held for investment to held for sale for the years ended December 31, 2022, 2021, and 2020 are presented in the following table:

	Year Ended December 31,
	2022	2021	2020
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Real estate - commercial	$257,317	$365,426	$—
Commercial business	54,218	100,154	—
Residential mortgage	—	7,018	—
Consumer	—	—	1,243
Total	$311,535	$472,598	$1,243
The following tables present a breakdown of loans by recorded ACL, broken out by loans evaluated individually and collectively at December 31, 2022 and 2021:

	December 31, 2022
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$43,461	$—	$12,477	$9,775	$436	$66,149
ACL on individually evaluated loans	$—	$870	$—	$2,941	$24	$21	$3,856
Individually evaluated loans ACL coverage	N/A	2.00%	N/A	23.57%	0.25%	4.82%	5.83%
Collectively evaluated loans	$76,045	$9,127,323	$167,751	$5,097,055	$836,305	$32,912	$15,337,391
ACL on collectively evaluated loans	$1,014	$92,947	$1,053	$53,931	$8,896	$662	$158,503
Collectively evaluated loans ACL coverage	1.33%	1.02%	0.63%	1.06%	1.06%	2.01%	1.03%
Total loans	$76,045	$9,170,784	$167,751	$5,109,532	$846,080	$33,348	$15,403,540
Total ACL	$1,014	$93,817	$1,053	$56,872	$8,920	$683	$162,359
Total ACL to total loans	1.33%	1.02%	0.63%	1.11%	1.05%	2.05%	1.05%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Real Estate – Residential	Real Estate – Commercial	Real Estate – Construction	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Individually evaluated loans	$—	$83,347	$—	$19,407	$3,470	$409	$106,633
ACL on individually evaluated loans	$—	$2,025	$—	$3,056	$11	$23	$5,115
Individually evaluated loans ACL coverage	N/A	2.43%	N/A	15.75%	0.32%	5.62%	4.80%
Collectively evaluated loans	$69,199	$8,732,733	$220,652	$4,189,267	$576,156	$58,103	$13,846,110
ACL on collectively evaluated loans	$729	$104,145	$1,541	$24,755	$3,305	$960	$135,435
Collectively evaluated loans ACL coverage	1.05%	1.19%	0.70%	0.59%	0.57%	1.65%	0.98%
Total loans	$69,199	$8,816,080	$220,652	$4,208,674	$579,626	$58,512	$13,952,743
Total ACL	$729	$106,170	$1,541	$27,811	$3,316	$983	$140,550
Total ACL to total loans	1.05%	1.20%	0.70%	0.66%	0.57%	1.68%	1.01%
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
TDR loans are individually evaluated in accordance with ASC 310 and ASC 326. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on their debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy. At December 31, 2022, TDR loans totaled $41.1 million, compared to $65.5 million at December 31, 2021.
The balance of loans with modified terms due to COVID-19 as of December 31, 2022 totaled $0 compared to $22.8 million at December 31, 2021. The loans were modified in accordance with Section 4013 of the CARES Act. The CARES Act provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDR for a limited period of time to account for the effects of COVID-19 if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. As such, all modified loans that met the criteria outlined within Section 4013 of the CARES Act were not classified as TDR loans unless the loans were TDR prior to the COVID-19 modification or borrowers were identified to be experiencing financial difficulty prior to the COVID-19 pandemic (see “COVID-19 Related Loan Modifications” in the Financial Condition section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the amortized cost of TDR loans on accrual and nonaccrual status by type of concession as of December 31, 2022 and 2021 is presented below:

	December 31, 2022
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$5,404	$501	$—	$—	$20,193	$171	$—	$—	$26,269
Maturity / amortization concession	2,190	6,175	—	280	101	2,245	—	87	11,078
Rate concession	2,195	186	—	—	—	1,398	—	—	3,779
Total	$9,789	$6,862	$—	$280	$20,294	$3,814	$—	$87	$41,126

	December 31, 2021
	TDR Loans on Accrual Status				TDR Loans on Nonaccrual Status				Total TDRs
	Real Estate	Commercial Business	Residential Mortgage	Other	Real Estate	Commercial Business	Residential Mortgage	Other
	(Dollars in thousands)
Payment concession	$23,196	$790	$—	$16	$7,533	$420	$—	$—	$31,955
Maturity / amortization concession	15,449	7,284	—	183	269	3,109	—	117	26,411
Rate concession	5,161	339	—	—	234	1,413	—	—	7,147
Total	$43,806	$8,413	$—	$199	$8,036	$4,942	$—	$117	$65,513
TDR loans on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Company anticipates full repayment of both principal and interest under the restructured terms. TDR loans that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification and if the prior performance met or exceeded the modified terms. TDR loans on accrual status at December 31, 2022 were comprised of 24 commercial real estate loans totaling $9.8 million, 11 commercial business loans totaling $6.9 million, and 9 consumer and other loans totaling $280 thousand. TDR loans on accrual status at December 31, 2021 were comprised of 31 commercial real estate loans totaling $43.8 million, 19 commercial business loans totaling $8.4 million, and 10 consumer and other loans totaling $199 thousand. The Company expects that TDR loans on accrual status as of December 31, 2022, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDR loans that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDR after each year end but are reserved for under ASC 310-10.
The Company recorded an allowance for credit losses totaling $2.8 million, $2.7 million, and $4.8 million for TDR loans as of December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the Company had outstanding commitments to extend additional funds to these borrowers totaling $40 thousand and $557 thousand, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the amortized cost of loans classified as TDR during the years ended December 31, 2022, 2021, and 2020 by class of loans.

	Year Ended December 31,
	2022		2021		2020
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—	—	$—
Real estate – commercial
Retail	—	—	5	24,169	3	1,589
Hotel & motel	1	1,932	—	—	—	—
Gas station & car wash	—	—	1	575	2	501
Mixed use	—	—	—	—	2	1,215
Industrial & warehouse	—	—	1	506	1	256
Other	—	—	—	—	2	2,722
Real estate – construction	—	—	—	—	—	—
Commercial business	—	—	3	309	6	1,620
Residential mortgage	—	—	—	—	—	—
Consumer and other	—	—	2	13	9	113
Total	1	$1,932	12	$25,572	25	$8,016

The allowance for credit losses for the TDRs modified during the years ended December 31, 2022, 2021, and 2020 were $0, $86 thousand, and $1.5 million, respectively. There were no charge offs for TDR loans modified during the years ended December 31, 2022, 2021, and 2020.
There was one new TDR loan modified with a payment concession totaling $1.9 million during the year ended December 31, 2022. For the year ended December 31, 2021, there were five TDR loans modified with payment concessions totaling $17.8 million and seven loans modified through maturity concessions totaling $7.8 million. For the year ended December 31, 2020, there were 11 TDR loans modified with payment concessions totaling $2.0 million, 12 TDR loans modified through maturity concessions totaling $5.4 million, and two TDR loans modified through interest rate concessions totaling $622 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the amortized cost balance of loans modified as TDRs within the previous twelve months ended December 31, 2022, 2021, and 2020 that subsequently had payment defaults during the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
	2022		2021		2020
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars in thousands)
Real estate – residential	—	$—	—	$—	—	$—
Real estate – commercial
Retail	—	—	3	5,906	1	478
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	1	575	1	464
Mixed Use	—	—	—	—	2	1,215
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate – construction	—	—	—	—	—	—
Commercial business	—	—	1	102	1	164
Residential mortgage	—	—	—	—	—	—
Consumer and other	—	—	2	13	5	30
Total	—	$—	7	$6,596	10	$2,351

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company recorded $0, $101 thousand and $120 thousand in ACL for TDR loans that had payment defaults during the year ended December 31, 2022, 2021 and 2020. There were no charge offs for TDR loans that had payment defaults during the year ended December 31, 2022, 2021 and 2020.
There were seven TDR loans that subsequently defaulted during the year ended December 31, 2021. Three commercial real estate loans were modified through maturity concessions totaling $5.9 million. Four TDR loans that subsequently defaulted were modified through payment concessions which were comprised of one commercial real estate loan totaling to $575 thousand, one commercial business loan totaling to $102 thousand, and two consumer and other loans totaling to $13 thousand.
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
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its executives and directors or associates of such executives and directors (“Related Parties”). All loans to Related Parties were made at substantially the same terms and conditions at the time of origination as other originated loans to borrowers that were not affiliated with the Company. All loans to Related Parties were current as of December 31, 2022 and 2021, and the outstanding principal balance as of December 31, 2022 and 2021 was $92.8 million and $31.9 million, respectively. Loans to Related Parties at December 31, 2022 consisted of $92.8 million in commercial real estate loans and $29 thousand in commercial business loans. Loans to Related Parties at December 31, 2021 consisted of $31.2 million in commercial real estate loans and $747 thousand in commercial business loans. The increase in Related Party loans from December 31, 2021 to December 31, 2022 was due to new loans totaling $64.2 million offset by payoffs of $2.5 million and payments of $756 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of the Company’s goodwill as of December 31, 2022 and 2021 was $464.5 million. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the year ended December 31, 2022, the Company performed a qualitative assessment to test for impairment and the management has concluded that there was no impairment. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole. Goodwill is not amortized for book purposes and is not tax deductible.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. The following table provides information regarding the core deposit intangibles as of the dates indicated:

			December 31, 2022		December 31, 2021
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,668)	$95	$(2,504)	$259
Wilshire Bancorp acquisition	10 years	18,138	(12,507)	5,631	(10,726)	7,412
Total		$20,901	$(15,175)	$5,726	$(13,230)	$7,671
Total amortization expense on core deposit intangibles was $1.9 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively. The estimated future amortization expense for core deposit intangibles is as follows: $1.8 million in 2023, $1.6 million in 2024, $1.5 million in 2025, and $829 thousand in 2026.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(Dollars in thousands)
Land	$11,244	$11,244
Building and improvements	24,191	24,018
Furniture, fixtures, and equipment	32,347	28,829
Leasehold improvements	29,061	28,201
Vehicles	123	123
Software/License	17,532	14,341
Total premises and equipment, gross	114,498	106,756
Less: Accumulated depreciation and amortization	(67,639)	(61,089)
Total premises and equipment, net	$46,859	$45,667

Depreciation and amortization expense totaled $7.9 million, $8.2 million, and $8.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    LEASES
The Company’s operating leases are real estate leases which are comprised of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 10 years as of December 31, 2022. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
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
The table below summarizes the Company’s net lease cost:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Operating lease cost	$15,455	$15,487
Variable lease cost	4,617	3,205
Sublease income	(687)	(456)
Net lease cost	$19,385	$18,236
Rent expense for the years ended December 31, 2022, 2021, and 2020 totaled $17.8 million, $18.3 million, and $18.6 million, respectively.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period.
The table below summarizes supplemental balance sheet information related to operating leases:

	December 31,
	2022	2021
	(Dollars in thousands)
Operating lease right-of-use assets	$55,034	$52,701
Current portion of long-term lease liabilities	13,769	12,678
Long-term lease liabilities	45,319	44,625
Weighted-average remaining lease term - operating leases	4.7 years	5.2 years
Weighted-average discount rate - operating leases	2.44%	2.43%
There was no impairment on operating right-of-use assets during 2022 and 2021.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the maturity of remaining lease liabilities:

December 31, 2022
(Dollars in thousands)
2023	$15,014
2024	13,937
2025	12,187
2026	11,431
2027	5,918
2028 and thereafter	4,322
Total lease payments	62,809
Less: imputed interest	3,721
Total lease obligations	$59,088
As of December 31, 2022, the Company did not have any additional operating lease commitments that have not yet commenced.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    DEPOSITS
The aggregate amounts of time deposits in denominations of more than $250 thousand at December 31, 2022 and 2021, was $2.39 billion and $1.49 billion, respectively. Included in time deposits of more than $250 thousand were $300.0 million in California State Treasurer’s deposits at December 31, 2022 and 2021. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2022 and 2021, securities with fair values of approximately $348.0 million and $359.8 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
The Company also utilizes brokered deposits as a secondary source of funds. Total brokered deposits at December 31, 2022 and 2021 totaled $1.18 billion and $810.9 million, respectively. Brokered deposits at December 31, 2022 consisted of $70.2 million in money market and NOW accounts and $1.11 billion in time deposit accounts. Brokered deposits at December 31, 2021 consisted of $770.0 million in money market and NOW accounts and $40.9 million in time deposit accounts.
At December 31, 2022, the scheduled maturities for time deposits were as follows:

December 31, 2022
(Dollars in thousands)
Scheduled maturities in:
2023	$4,973,023
2024	14,861
2025	1,121
2026	550
2027	505
2028 and thereafter	—
Total	$4,990,060
The following table presents the maturity schedules of time deposits in amounts of more than $250 thousand as of December 31, 2022:

December 31, 2022
(Dollars in thousands)
Three months or less	$242,755
Over three months through six months	509,744
Over six months through twelve months	1,629,667
Over twelve months	3,407
Total	$2,385,573
Interest expense on deposits for the periods indicated is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Money market and NOW	$68,961	$22,867	$34,529
Savings deposits	3,802	3,623	3,475
Time deposits	42,076	15,521	72,365
Total deposit interest expense	$114,839	$42,011	$110,369

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    BORROWINGS
At December 31, 2022, borrowings totaled $865.0 million consisting of $600.0 million in FHLB borrowings and $265.0 million in borrowings from the FRB compared to $300.0 million in FHLB borrowings at December 31, 2021. There were no borrowings from the FRB at December 31, 2021.
The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity, and was $4.59 billion and $4.45 billion at December 31, 2022 and 2021, respectively. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company also has an unsecured credit facility with the FHLB that totaled $81.2 million at December 31, 2022 and 2021.
At December 31, 2022 and 2021, real estate secured loans with a carrying amount of approximately $8.08 billion and $6.96 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At December 31, 2022 and 2021, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
At December 31, 2022 and 2021, FHLB advances totaled $600.0 million and $300.0 million, and had weighted average effective interest rates of 3.40% and 0.92%, respectively. At December 31, 2022, $100.0 million in advances had fixed interest rates until maturity and $500.0 million in advances had variable interest rates. All FHLB advances at December 31, 2022 had maturities in January 2023. The interest rates on FHLB advances as of December 31, 2022 ranged between 3.24% and 4.20%. At December 31, 2022, the Company’s remaining borrowing capacity with the FHLB was $3.98 billion.

As a member of the Federal Reserve Bank (“FRB”) system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At December 31, 2022, the outstanding principal balance of the qualifying loans pledged at the FRB was $794.1 million and there was one investment security pledged at the discount window with a fair value of $1.0 million. The Company had $265.0 million and $0 in borrowings from the FRB discount window at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and 2021, the total remaining available borrowing capacity at the FRB discount window was $405.1 million and $606.6 million, respectively. The FRB borrowing outstanding at December 31, 2022 was an overnight borrowing and had an interest rate of 4.50%.
The Company also maintains unsecured borrowing lines with other banks. There were no unsecured borrowings from other banks at December 31, 2022 and 2021.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUBORDINATED DEBENTURES AND CONVERTIBLE NOTES
Subordinated Debt
At December 31, 2022, the Company had 9 wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at December 31, 2022:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	7.919%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	6.929%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	7.688%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	6.419%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	14,937	Variable	6.929%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,435	Variable	6.528%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,722	Variable	6.169%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	18,932	Variable	6.149%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,671	Variable	6.350%	06/30/2037
Total		$126,000	$106,565
The carrying value of Debentures at December 31, 2022 and 2021 was $106.6 million and $105.4 million, respectively. At December 31, 2022 and 2021, acquired Debentures had remaining discounts of $23.3 million and $24.5 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at December 31, 2022 and 2021, and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.
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
The value of the convertible notes at issuance and the carrying value as of December 31, 2022, 2021 and 2020 are presented in the tables below:

	Capitalization Period	Gross Carrying Amount	December 31, 2022
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Issuance costs to be capitalized	5 years	(4,119)	3,767	(352)
Carrying balance of convertible notes		$213,381	$3,767	$217,148

	Capitalization Period	Gross Carrying Amount	December 31, 2021
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Issuance costs to be capitalized	5 years	(4,119)	2,828	(1,291)
Carrying balance of convertible notes		$213,381	$2,828	$216,209

	Amortization/ Capitalization Period	Gross Carrying Amount	December 31, 2020
			Accumulated Amortization / Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Discount	5 years	(21,880)	10,951	(10,929)
Issuance costs to be capitalized	5 years	(4,119)	2,113	(2,006)
Carrying balance of convertible notes		$191,501	$13,064	$204,565
Interest expense on the convertible notes for the years ended December 31, 2022, 2021 and 2020 totaled $5.3 million, $5.3 million, and $9.5 million, respectively. With the adoption of ASU 2020-06, interest expense for the Company’s convertible notes consists of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    INCOME TAXES
The following presents a summary of income tax provision follows for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2022
Federal	$52,676	$(6,366)	$46,310
State	34,050	(2,589)	31,461
	$86,726	$(8,955)	$77,771
2021
Federal	$28,382	$12,599	$40,981
State	22,692	7,027	29,719
	$51,074	$19,626	$70,700
2020
Federal	$28,284	$(11,079)	$17,205
State	20,490	(6,919)	13,571
	$48,774	$(17,998)	$30,776
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years indicated:

	Year Ended December 31,
	2022	2021	2020
Statutory tax rate	21.00%	21.00%	21.00%
State taxes-net of federal tax effect	8.58%	8.59%	8.56%
CRA investment tax credit	(2.99)%	(3.75)%	(7.34)%
Bank owned life insurance	(0.22)%	(0.17)%	(0.05)%
Tax exempt municipal bonds and loans	(0.26)%	(0.17)%	(0.38)%
State tax rate change	0.15%	(0.04)%	(2.76)%
Changes in uncertain tax positions	(0.23)%	0.07%	1.63%
Other	0.24%	0.15%	0.97%
Effective income tax rate	26.27%	25.68%	21.63%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred tax assets and liabilities at December 31, 2022 and 2021 were comprised of the following:

	December 31,
	2022	2021
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$53,225	$46,367
Net operating loss carry-forward	1,396	1,552
Investment security provision	469	469
State tax deductions	5,210	3,403
Accrued compensation	45	86
Deferred compensation	107	103
Mark to market on loans held for sale	3	1,721
Nonaccrual loan interest	4,044	4,290
Other real estate owned	455	421
Non-qualified stock option and restricted share expense	4,322	3,122
Lease liabilities	18,751	18,209
Unrealized loss on securities available for sale	96,319	4,583
Other	8,178	5,782
Total deferred tax assets	$192,524	$90,108

Deferred tax liabilities:
Purchase accounting fair value adjustment	$(6,583)	$(5,978)
Depreciation	(293)	(6)
FHLB stock dividends	(332)	(257)
Deferred loan costs	(9,983)	(10,615)
State taxes deferred and other	(3,875)	(3,332)
Prepaid expenses	(1,677)	(942)
Amortization of intangibles	(1,908)	(2,513)
ROU asset	(17,464)	(16,746)
Total deferred tax liabilities	$(42,115)	$(40,389)
Net deferred tax assets	$150,409	$49,719
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
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2022 and 2021.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the Company’s net operating loss carry-forwards as of December 31, 2022 and 2021 is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(Dollars in thousands)
2022
Saehan Bank (acquired by Wilshire)	$1,809	2030	$226	$2,261	2032	$226
Pacific International Bank	3,989	2032	420	—	N/A	—
Total	$5,798		$646	$2,261		$226

2021
Saehan Bank (acquired by Wilshire)	$2,035	2030	$226	$2,488	2032	$—
Pacific International Bank	4,409	2032	420	—	N/A	—
Total	$6,444		$646	$2,488		$—
In 2020, the California Assembly Bill 85 (A.B. 85) was signed into law. A.B. 85 suspends the use of the net operating loss (“NOL”) for the 2020, 2021, and 2022 tax years. For NOL incurred in tax years before 2020 for which a deduction is denied, the carryover period is extended by three years. On February 9, 2022, Senate Bill 113 (“S.B. 113”) was signed into law, and among other changes, S.B. reinstates the California NOL deductions for tax years beginning in 2022, in effect shortening the suspension period for NOL deductions from A.B. 85 by one year.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2018. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. The Company is currently under examination by the New York City Department of Finance for the 2016, 2017 and 2018 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at January 1,	$3,278	$2,750
Additions based on tax positions related to prior years	434	528
Expiration of statute of limitations	(761)	—
Balance at December 31,	$2,951	$3,278
The total amount of unrecognized tax benefits was $3.0 million at December 31, 2022 and $3.3 million at December 31, 2021. The total amount of tax benefits, if recognized, would favorably impact the effective tax rate by $2.6 million and $2.9 million at December 31, 2022 and 2021, respectively. The Company expects the total amount of unrecognized tax benefits to decrease by approximately $1.2 million within the next twelve months due to an anticipated settlement with a state tax authority and the expiration of statute of limitations.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $359 thousand and $387 thousand accrued for interest expense at December 31, 2022 and 2021, respectively and no amount accrued for penalties.

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
Under the 2019 Plan, 1,443,000 shares were available for future grants as of December 31, 2022.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2022	814,877	$15.17
Granted	—	—
Exercised	(105,510)	5.02
Expired	(60,000)	17.18
Forfeited	—	—
Outstanding - December 31, 2022	649,367	$16.63	2.92	$—
Options exercisable - December 31, 2022	649,367	$16.63	2.92	$—
The following is a summary of the Company’s restricted stock and performance unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2022	1,561,197	$12.08
Granted	1,007,942	15.85
Vested	(634,514)	12.65
Forfeited	(174,252)	13.55
Outstanding (unvested) - December 31, 2022	1,760,373	$13.89
The total fair value of restricted stock and performance units vested for the years ended December 31, 2022, 2021, and 2020 was $9.7 million, $9.5 million, and $3.3 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amount charged against income related to stock based payment arrangements was $12.3 million, $8.4 million, and $8.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
At December 31, 2022, unrecognized compensation expense related to non-vested stock option grants, restricted stock award, performance share units and long term incentive plan totaled $27.3 million and is expected to be recognized over a remaining weighted average vesting period of 1.7 years.
The estimated annual stock-based compensation expense as of December 31, 2022 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(Dollars in thousands)
For the year ending December 31:
2023	$13,654
2024	9,796
2025	3,510
2026	343
2027	—
Total	$27,303
The Company maintained the Hope Employee Stock Purchase Plan (“ESPP”), which allowed eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company used the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP was considered compensatory under GAAP and compensation expense for the ESPP was recognized as part of the Company’s stock-based compensation expense. The compensation expense for ESPP for the years ended December 31, 2022, 2021, and 2020, was $284 thousand, $431 thousand, and $250 thousand, respectively. The Company discontinued the ESPP program in July 2022.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan - The Company established a deferred compensation plan that permits eligible officers, key executives, and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2022 and 2021 amounted to $482 thousand and $593 thousand, respectively, and were included in other liabilities in the Consolidated Statements of Financial Condition. Interest expense recognized under the deferred compensation plan totaled $2 thousand, $5 thousand, and $9 thousand for 2022, 2021, and 2020, respectively.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards certain executive officers with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). All NEOs are currently participating in the LTIP. The Company accrued $555 thousand, $521 thousand, and $490 thousand in 2022, 2021, and 2020, respectively.
401(k) Savings Plan - The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed 3 months of service. The Company matches 75% of the first 8% of the employee’s compensation contributed. Employer matching is vested 25% after 2 years of service, 50% after 3 years of service, 75% after 4 years of service, and 100% after 5 or more years of service. Total employer contributions to the plan amounted to approximately $5.9 million, $5.8 million, and $5.4 million for 2022, 2021, and 2020, respectively.
Post-Retirement Benefit Plans - The Company purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Company will be paid to beneficiaries named by the directors and officers. Total death benefits received by the Company was $1.2 million, $1.3 million, and $1.0 million, for 2022, 2021, and 2020, respectively.
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
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Company and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, the Company would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2022, 2021, and 2020 was $6.8 million, $8.6 million, and $9.0 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel for the year ended December 31, 2022 and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $229 thousand and $52 thousand at December 31, 2022 and 2021, respectively. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.
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
Commitments at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Commitments to extend credit	$2,856,263	$2,329,421
Standby letters of credit	132,538	126,137
Other letters of credit	22,376	56,333
Commitments to fund investments in affordable housing partnerships	11,792	9,514
Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its consolidated statements of financial condition as of December 31, 2022 and 2021.
The Company maintains an ACL for its off-balance sheet loan commitments which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the ACL for off-balance sheet loan commitments. At December 31, 2022 and 2021, ACL for off-balance sheet loan commitments totaled $1.4 million and $1.1 million, respectively.

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
Other Derivatives
Other derivatives consist of interest rate swaps and collars designated as cash flow hedges, foreign exchange contracts and risk participation agreements. The fair values of these other derivative financial instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates, foreign exchange rates and, when appropriate, the current credit worthiness of the counterparties. Interest rate swaps designated as cash flow hedges and foreign exchange contracts are classified within Level 2 due to the observable nature of the inputs used in deriving the fair value of these contracts. Credit derivatives such as risk participation agreements are valued based on credit worthiness of the underlying borrower which is a significant unobservable input and therefore is classified as Level 3.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,886	$3,886	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,867	—	3,867	—
Collateralized mortgage obligations	793,699	—	793,699	—
Mortgage-backed securities:
Residential	453,177	—	453,177	—
Commercial	368,287	—	368,287	—
Asset-backed securities	147,604	—	147,604	—
Corporate securities	18,857	—	18,857	—
Municipal securities	182,752	—	181,809	943
Equity investments with readily determinable fair value	4,303	4,303	—	—
Interest rate swaps	73,389	—	73,389	—
Mortgage banking derivatives	29	—	29	—
Other derivatives	25,462	—	25,462	—

Liabilities:
Interest rate swaps	73,389	—	73,389	—
Mortgage banking derivatives	23	—	23	—
Other derivatives	2,160	—	2,128	32

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities available for sale:
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
There were no transfers between Levels 1, 2, and 3 during the year ended December 31, 2022 and 2021.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$1,038	$1,022
Change in fair value included in other comprehensive (loss) income	(95)	16
Ending Balance	$943	$1,038

Risk participation agreements:
Beginning Balance	$93	$398
Change in fair value included in expense	(61)	(305)
Ending Balance	$32	$93

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
Assets measured at fair value on a non-recurring basis at December 31, 2022 and 2021 are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$807	$—	$—	$807
Commercial business	2,744	—	—	2,744
Loans held for sale, net	48,795	—	48,795	—
OREO	1,050	—	—	1,050

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$12,293	$—	$—	$12,293
Commercial business	3,656	—	—	3,656
Loans held for sale, net	26,154	—	26,154	—
OREO	2,167	—	—	2,167
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales in 2022 and 2021 are summarized below:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Assets:
Collateral dependent loans at fair value:
Real estate loans	$(727)	$(1,758)
Commercial business	(2,526)	(2,088)
Loans held for sale, net	(3,989)	(21,074)
OREO	(941)	(1,275)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$506,776	$506,776	Level 1
Interest bearing deposits in other financial institutions	735	733	Level 2
Investment securities held to maturity	271,066	258,407	Level 2
Equity investments without readily determinable fair values	38,093	38,093	Level 2
Loans held for sale	49,245	49,248	Level 2
Loans receivable, net	15,241,181	14,745,881	Level 3
Accrued interest receivable	55,460	55,460	Level 2/3
Servicing assets, net	11,628	17,375	Level 3
Customers’ liabilities on acceptances	818	818	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,849,493	$4,849,493	Level 2
Saving and other interest bearing demand deposits	5,899,248	5,899,248	Level 2
Time deposits	4,990,060	5,020,093	Level 2
FHLB and FRB borrowings	865,000	867,088	Level 2
Convertible notes, net	217,148	213,937	Level 1
Subordinated debentures	106,565	107,944	Level 2
Accrued interest payable	26,668	26,668	Level 2
Acceptances outstanding	818	818	Level 2

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$316,266	$316,266	Level 1
Interest bearing deposits in other financial institutions	12,851	12,853	Level 2
Equity investments without readily determinable fair values	31,037	31,037	Level 2
Loans held for sale	99,049	103,767	Level 2
Loans receivable, net	13,812,193	13,698,579	Level 3
Accrued interest receivable	41,842	41,842	Level 2/3
Servicing assets, net	10,418	13,500	Level 3
Customers’ liabilities on acceptances	1,521	1,521	Level 2
Financial Liabilities:
Noninterest bearing deposits	$5,751,870	$5,751,870	Level 2
Saving and other interest bearing demand deposits	6,500,227	6,500,227	Level 2
Time deposits	2,788,353	2,790,596	Level 2
FHLB advances	300,000	301,936	Level 2
Convertible notes, net	216,209	214,612	Level 1
Subordinated debentures	105,354	117,961	Level 2
Accrued interest payable	4,272	4,272	Level 2
Acceptances outstanding	1,521	1,521	Level 2

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, the Company enters into derivative instruments, including interest rate swaps, collars, caps, floors, foreign exchange contracts, risk participation agreements and mortgage banking derivatives. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.
The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2022 and 2021. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

	December 31, 2022
	Notional Amount	Fair Value
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$614,000	$19,773	$1,227
Forward interest rate swaps	111,000	5,428	—
Forward interest rate collars	500,000	182	828
Total	$1,225,000	$25,383	$2,055

Derivatives not designated as hedges
Interest rate swaps with correspondent banks	$1,013,407	$73,059	$330
Interest rate swaps with customers	1,013,407	330	73,059
Foreign exchange contracts with correspondent banks	2,359	79	—
Foreign exchange contracts with customers	2,359	—	73
Risk participation agreement	134,282	—	32
Mortgage banking derivatives	2,801	29	23
Total	$2,168,615	$73,497	$73,517

	December 31, 2021
	Notional Amount	Fair Value
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$100,000	$2,291	$—
Total	$100,000	$2,291	$—

Derivatives not designated as hedges
Interest rate swaps with correspondent banks	$588,685	$3,001	$14,906
Interest rate swaps with customers	588,685	14,906	3,001
Risk participation agreement	123,927	—	93
Mortgage banking derivatives	17,425	247	76
Total	$1,318,722	$18,154	$18,076

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivatives designated as cash flow hedges
The Company had 17 interest rate agreements as of December 31, 2022 with a total notional amount of $1.23 billion designated as cash flow hedges of liabilities tied to LIBOR and Federal Funds. The designated hedged interest rate swap agreements consisted of 13 non-forward starting interest rate swap with notional amount of $614.0 million with weighted average term of 4.1 years, two forward starting interest rate swap with notional amount of $111.0 million with weighted average term of 3.9 years, and two forward starting interest rate options with dealers (collars) with notional amount of $500.0 million with average weighted term of 3.0 years.

The Company had one interest rate swap agreement as of December 31, 2021 with a notional amount of $100.0 million designated as cash flow hedges of certain LIBOR-based debt with weighted average term of 3.3 years.
The Company’s swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps are recorded in assets or liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on derivatives is recorded in AOCI and is subsequently reclassified into interest income and interest expense in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify approximately $14.3 million from AOCI as a decrease to interest expense during the next 12 months.
For the year ended December 31, 2022, the Company reclassified $2.0 million from accumulated other comprehensive income to interest income and expense. For the year ended December 31, 2021, the Company reclassified $319 thousand from accumulated other comprehensive income to interest expense.
Total cash held as collateral for interest rate swaps was $3.1 million at December 31, 2022 and $37.1 million at December 31, 2021.
Derivatives not designated as hedges
The Company’s derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the income statement as other income and fees. The Company is required to hold cash as collateral for the swaps, which is recorded in other assets on the consolidated statement of financial condition. Total cash held as collateral for back to back swaps was $9.1 million at December 31, 2022 and $9.4 million at December 31, 2021.

The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge our foreign exchange rate risk. These back-to-back contracts are intended to offset each other and allow us to offer our customers foreign exchange products. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the years ended December 31, 2022 and 2021, the changes in fair value on foreign exchange contracts were gains of $6 thousand and $0, respectively, and were recognized in the income statement as other income and fees.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2022, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At December 31, 2022, the notional amount of the risk participation agreements sold was $134.3 million with a credit valuation adjustment of $32 thousand. At December 31, 2021, the notional amount of the risk participation agreements sold was $123.9 million with a credit valuation adjustment of $93 thousand.
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2022, the Company had approximately $2.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2021, the Company had approximately $17.4 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    STOCKHOLDERS’ EQUITY
Total stockholders’ equity at December 31, 2022 was $2.02 billion, compared to $2.09 billion at December 31, 2021. The decrease in stockholders’ equity was due primarily to a decrease in accumulated other comprehensive income, a decrease from cash dividends paid, and an increase in treasury stock from shares repurchased during 2022, offset partially by the increase in retained earnings from income earned during the year.
In July 2021, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase $50.0 million of its common stock. In 2021, the Company completed the repurchase plan through the repurchase of 3,682,268 shares of common stock totaling $50.0 million. In January 2022, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase up to an additional $50.0 million of its common stock. During the year ended December 31, 2022, the Company repurchased 1,038,986 shares of common stock totaling $14.7 million as part of this program. Repurchased shares were recorded as treasury stock and reduced the total number of common stock outstanding.
Dividends
The Company’s Board of Directors approved and the Company paid quarterly dividends of $0.14 per common share in each quarter of 2022 and 2021. The Company paid aggregate dividends of $67.1 million and $68.7 million to common stockholders in 2022 and 2021, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes to accumulated other comprehensive income for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$(11,412)	$32,753	$9,149
Unrealized net (losses) gains on securities available for sale	(297,919)	(65,551)	41,562
Unrealized net losses on securities available for sale transferred to held to maturity	(36,576)	—	—
Unrealized net gains (losses) on interest rate swaps used for cash flow hedge	23,062	2,893	(602)
Reclassification adjustments for net losses (gains) realized in net income	253	319	(7,583)
Tax effect	91,735	18,174	(9,773)
Other comprehensive (loss) income, net of tax	(219,445)	(44,165)	23,604
Balance at end of period	$(230,857)	$(11,412)	$32,753
Reclassifications for net gains and losses realized in net income for the years ended December 31, 2022, 2021, and 2020 relate to net gains on interest rate swaps used for cash flow hedges and amortization on unrealized loss from transferred investment securities to HTM. Gains and losses on interest rate swaps are recorded in noninterest income under other income and fees in the Consolidated Statements of Income. The unrealized holding loss at the date of transfer on securities held to maturity will continue to be reported, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity, and amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the year ended December 31, 2022, the Company reclassified $2.0 million from other comprehensive income to gains from cash flow hedge relationships. For the year ended December 31, 2021, the Company reclassified $319 thousand from other comprehensive income to losses from cash flow hedge relationships. For the year ended December 31, 2020, the Company reclassified $7.6 million from other comprehensive income to reflect the gain on sale and calls of securities, and related to the interest swap designated as a cash flow hedge.
For the year ended December 31, 2022, the Company recorded reclassification adjustments as a reduction to interest income of $2.3 million from other comprehensive losses to amortize transferred unrealized losses to investment securities HTM, compared to zero for the same periods in 2021 and 2020.

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
As of December 31, 2022, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
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
As of December 31, 2022 and 2021, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s and the Bank’s capital levels and regulatory ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,799,020	10.55%	$767,223	4.50%	$1,193,459	7.00%	N/A	N/A
Bank	$2,049,973	12.03%	$766,971	4.50%	$1,193,066	7.00%	$1,107,847	6.50%
Total capital (to risk-weighted assets):
Company	$2,041,319	11.97%	$1,363,953	8.00%	$1,790,188	10.50%	N/A	N/A
Bank	$2,189,607	12.85%	$1,363,504	8.00%	$1,789,598	10.50%	$1,704,380	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,901,685	11.15%	$1,022,965	6.00%	$1,449,200	8.50%	N/A	N/A
Bank	$2,049,973	12.03%	$1,022,628	6.00%	$1,448,723	8.50%	$1,363,504	8.00%
Tier 1 capital (to average assets):
Company	$1,901,685	10.15%	$749,743	4.00%	N/A	N/A	N/A	N/A
Bank	$2,049,973	10.94%	$749,540	4.00%	N/A	N/A	$936,925	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,657,754	11.03%	$676,633	4.50%	$1,052,540	7.00%	N/A	N/A
Bank	$1,947,914	12.96%	$676,328	4.50%	$1,052,066	7.00%	$976,919	6.50%
Total capital (to risk-weighted assets):
Company	$1,867,968	12.42%	$1,202,903	8.00%	$1,578,811	10.50%	N/A	N/A
Bank	$2,056,675	13.68%	$1,202,361	8.00%	$1,578,099	10.50%	$1,502,952	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,759,207	11.70%	$902,178	6.00%	$1,278,085	8.50%	N/A	N/A
Bank	$1,947,914	12.96%	$901,771	6.00%	$1,277,509	8.50%	$1,202,361	8.00%
Tier 1 capital (to average assets):
Company	$1,759,207	10.11%	$695,795	4.00%	N/A	N/A	N/A	N/A
Bank	$1,947,914	11.20%	$695,593	4.00%	N/A	N/A	$869,491	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$997	$1,065	$1,301
Customer analysis charges	4,602	3,219	6,765
NSF charges	2,889	2,554	3,687
Other service charges	355	345	598
Total noninterest bearing deposit account income	8,843	7,183	12,351

Interest bearing deposit account income:
Monthly service charges	95	92	92
Total service fees on deposit accounts	$8,938	$7,275	$12,443

Wire transfer fee income:
Wire transfer fees	$3,005	$3,082	$3,188
Foreign exchange fees	472	437	389
Total wire transfer fees	$3,477	$3,519	$3,577
OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. The Company recognized net losses of $178 thousand, $684 thousand, and $108 thousand on sales of OREO for the years ended December 31, 2022, 2021, and 2020 respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.    EARNINGS PER SHARE (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the years ended December 31, 2022, 2021 and 2020, stock options and restricted share awards of 693,668, 772,707, and 827,405 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
In 2018, the Company issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 10 “Subordinated Debentures and Convertible Notes” of the Notes to Consolidated Financial Statements for additional information regarding convertible notes issued). For the years ended December 31, 2022, 2021 and 2020, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the years ended December 31, 2022, 2021 and 2020 as the conversion price exceeded the market price of the Company’s stock.
In 2019, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock for each repurchase program. In July 2021, the Company’s Board of Directors approved another share repurchase program that authorizes the Company to repurchase an additional $50.0 million of its common stock. In January 2022, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to an additional $50.0 million of its common stock. During the year ended December 31, 2020, the Company repurchased 2,716,034 shares of common stock totaling $36.2 million. During the year ended December 31, 2021, the Company repurchased 3,682,268 shares of common stock totaling $50.0 million. During the year ended December 31, 2022, the Company repurchased 1,038,986 shares of common stock totaling $14.7 million.
The following table shows the computation of basic and diluted EPS for the years ended December 31, 2022, 2021, and 2020.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
2022
Basic EPS - common stock	$218,277	119,824,970	$1.82
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		647,375
Diluted EPS - common stock	$218,277	120,472,345	$1.81

2021
Basic EPS - common stock	$204,572	122,321,768	$1.67
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		811,257
Diluted EPS - common stock	$204,572	123,133,025	$1.66

2020
Basic EPS - common stock	$111,515	123,501,401	$0.90
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		387,942
Diluted EPS - common stock	$111,515	123,889,343	$0.90

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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of December 31, 2022 and 2021, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$10,418	$12,692	$16,417
Additions through originations of servicing assets	5,200	2,880	2,864
Amortization	(3,990)	(5,154)	(6,589)
Balance at end of period	$11,628	$10,418	$12,692
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.10 billion and $1.04 billion as of December 31, 2022 and 2021, respectively.
Total servicing assets at December 31, 2022 totaled $11.6 million and were comprised of $8.9 million in SBA servicing assets and $2.7 million in mortgage related servicing assets. At December 31, 2021, servicing assets totaled $10.4 million, comprised of $7.2 million in SBA servicing assets and $3.2 million in mortgage related servicing assets.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at December 31, 2022 and 2021 are presented below.

	December 31,
	2022	2021
SBA Servicing Assets:
Weighted-average discount rate	8.76%	11.20%
Constant prepayment rate	12.09%	14.64%
Mortgage Servicing Assets:
Weighted-average discount rate	11.38%	8.63%
Constant prepayment rate	9.61%	9.58%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed statements of financial condition for only the parent company, Hope Bancorp, as of December 31, 2022 and 2021:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2022	2021
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$62,380	$21,006
Other assets	11,689	11,382
Investment in bank subsidiary	2,270,280	2,383,098
Total assets	$2,344,349	$2,415,486

LIABILITIES:
Convertible notes, net	$217,148	$216,209
Subordinated debentures, net	106,565	105,354
Accounts payable and other liabilities	1,308	940
Total liabilities	325,021	322,503
Stockholders’ equity	2,019,328	2,092,983
Total liabilities and stockholders’ equity	$2,344,349	$2,415,486
The following presents the unconsolidated condensed statements of income for only the parent company, Hope Bancorp, for the years ended December 31, 2022, 2021 and 2020:
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	(11,330)	(9,186)	(14,147)
Noninterest income	—	—	—
Noninterest expense	(7,212)	(5,633)	(5,316)
Dividend from subsidiary, net	133,000	128,000	96,000
Equity in undistributed earnings of subsidiary	98,354	87,025	29,781
Income before income tax benefit	212,812	200,206	106,318
Income tax benefit	5,465	4,366	5,197
Net income	218,277	204,572	111,515
Other comprehensive (loss) income, net of tax	(219,445)	(44,165)	23,604
Comprehensive (loss) income	$(1,168)	$160,407	$135,119

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following presents the unconsolidated condensed statements of cash flows for only the parent company, Hope Bancorp, for the years ended December 31, 2022, 2021 and 2020:
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$218,277	$204,572	$111,515
Adjustments to reconcile net income to net cash from operating activities:
Amortization and capitalization	2,150	2,115	6,250
Stock-based compensation expense	502	141	201
Change in other assets	(307)	(326)	(1,194)
Change in accounts payable and other liabilities	368	25	(440)
Equity in undistributed earnings of bank subsidiary	(98,354)	(87,025)	(29,781)
Net cash from operating activities	122,636	119,502	86,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	—	—	—
Net cash from investing activities	—	—	—
CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of additional stock pursuant to various stock plans	531	—	—
Purchase of treasury stock	(14,667)	(50,000)	(36,180)
Payments of cash dividends	(67,126)	(68,666)	(69,182)
Net cash used in financing activities	(81,262)	(118,666)	(105,362)
NET CHANGE IN CASH AND CASH EQUIVALENTS	41,374	836	(18,811)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,006	20,170	38,981
CASH AND CASH EQUIVALENTS, END OF YEAR	$62,380	$21,006	$20,170

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	2022 Three Months Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$144,872	$157,824	$189,182	$224,237
Interest expense	11,696	16,286	35,996	73,716
Net interest income before provision (credit) for credit losses	133,176	141,538	153,186	150,521
Provision (credit) for credit losses	(11,000)	3,200	9,200	8,200
Net interest income after provision (credit) for credit losses	144,176	138,338	143,986	142,321
Noninterest income	13,186	12,746	13,355	12,110
Noninterest expense	75,373	80,365	83,914	84,518
Income before income tax provision	81,989	70,719	73,427	69,913
Income tax provision	21,251	18,631	19,679	18,210
Net income	$60,738	$52,088	$53,748	$51,703

Basic earnings per common share	$0.51	$0.43	$0.45	$0.43
Diluted earnings per common share	$0.50	$0.43	$0.45	$0.43

	2021 Three Months Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$138,293	$140,204	$142,866	$145,169
Interest expense	15,714	13,627	12,570	11,851
Net interest income before provision (credit) for credit losses	122,579	126,577	130,296	133,318
Provision (credit) for credit losses	3,300	(7,000)	(10,000)	1,500
Net interest income after provision (credit) for credit losses	119,279	133,577	140,296	131,818
Noninterest income	8,804	11,076	10,617	13,097
Noninterest expense	70,431	73,123	75,502	74,236
Income before income tax provision	57,652	71,530	75,411	70,679
Income tax provision	13,965	17,767	19,912	19,056
Net income	$43,687	$53,763	$55,499	$51,623

Basic earnings per common share	$0.35	$0.44	$0.45	$0.43
Diluted earnings per common share	$0.35	$0.43	$0.45	$0.43