Form 10-Q
period 2023-03-31
HOPE BANCORP INC
filed 2023-05-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50245
 HOPE BANCORP, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 3, 2023, there were 119,924,039 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the COVID-19 pandemic and its impact on our financial position, results of operations, liquidity, and capitalization; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; geopolitical instability or unrest; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$212,485	$213,774
Interest earning cash in other banks	2,000,152	293,002
Total cash and cash equivalents	2,212,637	506,776
Interest earning deposits in other financial institutions	—	735
Investment securities available for sale, at fair value	1,959,715	1,972,129
Investment securities held to maturity, at amortized cost; fair value of $263,094 and $258,407 at March 31, 2023 and December 31, 2022, respectively	272,274	271,066
Equity investments	42,712	42,396
Loans held for sale, at the lower of cost or fair value	125,268	49,245
Loans receivable, net of allowance for credit losses of $163,544 and $162,359 at March 31, 2023 and December 31, 2022, respectively	14,901,305	15,241,181
Other real estate owned (“OREO”), net	938	2,418
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	18,630
Premises and equipment, net	47,887	46,859
Accrued interest receivable	57,021	55,460
Deferred tax assets, net	139,262	150,409
Customers’ liabilities on acceptances	1,267	818
Bank owned life insurance (“BOLI”)	87,842	77,078
Investments in affordable housing partnerships	45,995	47,711
Operating lease right-of-use assets (“ROU”), net	53,211	55,034
Goodwill	464,450	464,450
Core deposit intangible assets, net	5,278	5,726
Servicing assets, net	11,628	11,628
Other assets	122,944	144,742
Total assets	$20,568,884	$19,164,491

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$4,504,621	$4,849,493
Interest bearing:
Money market and NOW accounts	4,331,998	5,615,784
Savings deposits	231,704	283,464
Time deposits	6,759,886	4,990,060
Total deposits	15,828,209	15,738,801
FHLB and Federal Reserve Bank (“FRB”) borrowings	2,130,000	865,000
Convertible notes, net	206,658	217,148
Subordinated debentures, net	106,875	106,565
Accrued interest payable	53,818	26,668
Acceptances outstanding	1,267	818
Operating lease liabilities	57,500	59,088
Commitments to fund investments in affordable housing partnerships	9,608	11,792
Other liabilities	116,369	119,283
Total liabilities	$18,510,304	$17,145,163
Commitments and contingent liabilities (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 137,248,567 and 119,865,732 shares, respectively, at March 31, 2023, and issued and outstanding 136,878,044 and 119,495,209 shares, respectively, at December 31, 2022	$137	$137
Additional paid-in capital	1,430,977	1,431,003
Retained earnings	1,106,390	1,083,712
Treasury stock, at cost; 17,382,835 and 17,382,835 shares at March 31, 2023 and December 31, 2022, respectively	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(214,257)	(230,857)
Total stockholders’ equity	2,058,580	2,019,328
Total liabilities and stockholders’ equity	$20,568,884	$19,164,491

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$215,935	$132,672
Interest on investment securities	15,125	11,656
Interest on cash and deposits at other banks	6,641	137
Interest on other investments	695	407
Total interest income	238,396	144,872
INTEREST EXPENSE:
Interest on deposits	94,067	8,676
Interest on FHLB and FRB borrowings	6,698	687
Interest on other borrowings and convertible notes	3,753	2,333
Total interest expense	104,518	11,696
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	133,878	133,176
PROVISION (CREDIT) FOR CREDIT LOSSES	1,700	(11,000)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	132,178	144,176
NONINTEREST INCOME:
Service fees on deposit accounts	2,221	1,974
International service fees	1,088	794
Wire transfer fees	773	900
Swap fees	42	785
Net gains on sales of SBA loans	2,225	5,603
Net gains on sales of residential mortgage loans	64	757
Other income and fees	4,565	2,373
Total noninterest income	10,978	13,186
NONINTEREST EXPENSE:
Salaries and employee benefits	57,169	47,745
Occupancy	7,521	7,335
Furniture and equipment	5,058	4,644
Data processing and communications	2,822	2,461
Professional fees	1,543	2,211
Amortization of investments in affordable housing partnerships	1,716	2,019
FDIC assessments	1,781	1,569
Earnings credit rebate	4,427	476
Other	8,317	6,913
Total noninterest expense	90,354	75,373
INCOME BEFORE INCOME TAXES	52,802	81,989
INCOME TAX PROVISION	13,681	21,251
NET INCOME	$39,121	$60,738
EARNINGS PER COMMON SHARE
Basic	$0.33	$0.51
Diluted	$0.33	$0.50

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net income	$39,121	$60,738
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities available for sale	31,215	(141,272)
Change in unrealized net holding (losses) gains on interest rate contracts used in cash flow hedges	(5,938)	4,002
Reclassification adjustments for net (gains) losses realized in net income	(1,738)	64
Tax effect	(6,939)	40,453
Other comprehensive income (loss), net of tax	16,600	(96,753)
Total comprehensive income (loss)	$55,721	$(36,015)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2021	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	321,237	1	530				531
Stock-based compensation			374				374
Cash dividends declared on common stock ($0.14 per share)				(16,816)			(16,816)
Comprehensive loss:
Net income				60,738			60,738
Other comprehensive loss						(96,753)	(96,753)
BALANCE, MARCH 31, 2022	120,327,689	$137	$1,422,602	$976,483	$(250,000)	$(108,165)	$2,041,057

BALANCE, DECEMBER 31, 2022	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
Adoption of ASU 2022-02				407			407
Adoption of ASU 2022-02 tax impact				(120)			(120)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	370,523						—
Stock-based compensation			(26)				(26)
Cash dividends declared on common stock ($0.14 per share)				(16,730)			(16,730)
Comprehensive income:
Net income				39,121			39,121
Other comprehensive income						16,600	16,600
BALANCE, MARCH 31, 2023	119,865,732	$137	$1,430,977	$1,106,390	$(264,667)	$(214,257)	$2,058,580

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,121	$60,738
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	3,850	6,201
Stock-based compensation expense	2,351	2,598
Provision (credit) for credit losses	1,700	(11,000)
Provision for unfunded loan commitments	1,620	200
Provision for accrued interest receivables on loans	—	200
Valuation adjustment of OREO	—	276
Net gains on sales of loans	(2,244)	(6,360)
Gains on BOLI	(351)	(309)
Net losses (gains) on sales of OREO	271	(20)
Net change in fair value of equity investments with readily determinable fair value	(69)	1,247
Amortization of investments in affordable housing partnerships	1,640	1,943
Gain on debt extinguishment	(236)	—
Net change in deferred income taxes	4,088	65
Proceeds from sales of loans held for sale	12,883	88,359
Originations of loans held for sale	(23,385)	(16,916)
Originations of servicing assets	(965)	(1,463)
Net change in accrued interest receivable	(2,544)	3,693
Net change in other assets	15,798	31,861
Net change in accrued interest payable	27,150	554
Net change in other liabilities	(4,534)	21,795
Net cash provided by operating activities	76,144	183,662

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of interest earning deposits in other financial institutions	735	1,224
Investment securities available for sale:
Purchase of securities	(2,775)	(85,171)
Proceeds from matured, called, or paid-down securities	45,038	114,879
Investment securities held to maturity:
Purchase of securities	(5,545)	—
Proceeds from matured, called, or paid-down securities	5,357	—
Purchase of equity investments	(247)	—
Proceeds from sales of other loans held for sale previously classified as held for investment	99,180	18,711
Purchase of loans receivable	—	(27,936)
Net change in loans receivable	176,163	(165,294)
Proceeds from sales of OREO	1,209	331
Purchase of FHLB stock	(4,650)	(3,300)
Redemption of FHLB stock	6,030	1,650
Purchase of premises and equipment	(2,992)	(2,146)
Purchase of BOLI policy	(11,000)	—
Proceeds from BOLI death benefits	587	—
Investments in affordable housing partnerships	(2,184)	(672)
Net cash provided by (used in) investing activities	304,906	(147,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	89,408	(525,322)
Proceeds from FHLB advances	4,200,000	3,123,000
Repayment of FHLB advances	(4,700,000)	(2,723,000)
Proceeds from FRB borrowings	17,132,000	121,000
Repayment of FRB borrowings	(15,367,000)	(49,000)
Repurchase of convertible debt	(10,490)	—
Cash dividends paid on common stock	(16,730)	(16,816)
Taxes paid in net settlement of restricted stock	(2,377)	(2,224)
Issuance of additional stock pursuant to various stock plans	—	531
Net cash provided by (used in) financing activities	1,324,811	(71,831)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,705,861	(35,893)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	506,776	316,266
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,212,637	$280,373

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$76,822	$10,609
Income taxes paid	$1,665	$1,317

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	$162,483	$104,553
Transfer from loans held for sale to loans receivable	$—	$3,418
Lease liabilities arising from obtaining ROU assets	$2,031	$1,298

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). As of March 31, 2023, the Bank operated branches in California, New York, New Jersey, Illinois, Washington, Texas, Virginia, Alabama and Georgia, loan production offices in Colorado, Florida, Texas, Oregon, Washington, Georgia, Southern California, Northern California, and a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.Basis of Presentation
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition as of December 31, 2022, which was from the audited financial statements included in the Company’s 2022 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2023 and December 31, 2022 and the results of operations for the three months ended March 31, 2023 and 2022. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2022 Annual Report on Form 10-K.
Accounting Pronouncements Adopted
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures. The standard addresses the following: 1) eliminates the accounting guidance for TDRs, will require an entity to determine whether a modification results in a new loan or a continuation of an existing loan, 2) expands disclosures related to modifications, and 3) will require disclosure of current period gross write-offs of financing receivables within the vintage disclosures table (see footnote 6 “Loans Receivable and Allowance for Credit Losses”). The amendments in this update are effective for fiscal years beginning after December 15, 2022. On January 1, 2023, the Company adopted ASU 2022-02 by applying the amended requirements prospectively from the beginning of the fiscal year of adoption, January 1, 2023, except the recognition and measurement of existing TDRs, for which the Company elected the option to apply a modified retrospective transition method. This resulted in a cumulative effect adjustment to retained earnings of $287 thousand, net of tax. Subsequent to adoption, the new guidance is applied uniformly to the Company’s entire loans held for investment portfolio when estimating expected credit losses, including both TDRs existing as of December 31, 2022, and new modifications to borrowers experiencing financial difficulties. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

ASU 2021-08, issued by the FASB in October 2021, requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU specifies for all acquired revenue contracts, regardless of their timing of payment, (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The ASU does not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. For example, if acquired revenue contracts are considered to have terms that are unfavorable or favorable relative to market terms, the acquirer should recognize a liability or asset for the off-market contract terms at the acquisition date. The Company adopted ASU 2021-08 on January 1, 2023. The amendments will be applied prospectively to any business combinations subsequent to adoption. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.
Pending Accounting Pronouncements
In March 2023, the FASB issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. ASU 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

3.    Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended March 31, 2023 and 2022, stock options and restricted share awards of 705,659 and 460,737 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding convertible notes issued). With the adoption of ASU 2020-06, the if-converted method is required for calculating dilutive EPS for all convertible instruments since the treasury stock method is no longer available. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three months ended March 31, 2023 and 2022, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three months ended March 31, 2023 and 2022, as the conversion price exceeded the market price of the Company’s stock.
The following tables show the computation of basic and diluted EPS for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023			2022
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$39,121	119,551,247	$0.33	$60,738	120,131,380	$0.51
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		691,048			958,094
Diluted EPS - common stock	$39,121	120,242,295	$0.33	$60,738	121,089,474	$0.50

4.    Equity Investments
Equity investments with readily determinable fair values at March 31, 2023 and December 31, 2022, consisted of mutual funds in the amounts of $4.4 million and $4.3 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three months ended March 31, 2023 and 2022, were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$69	$(1,247)
Less: Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$69	$(1,247)

At March 31, 2023 and December 31, 2022, the Company also had equity investments without readily determinable fair values, which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At March 31, 2023, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $38.3 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $37.0 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2022, the total balance of equity investments without readily determinable fair values was $38.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $36.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three months ended March 31, 2023 and 2022.

5.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities available for sale:
U.S. Treasury securities	$3,992	$—	$(81)	$3,911	$3,990	$—	$(104)	$3,886
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(127)	3,873	4,000	—	(133)	3,867
Collateralized mortgage obligations	928,676	—	(136,448)	792,228	947,541	—	(153,842)	793,699
Mortgage-backed securities:
Residential	533,754	—	(83,118)	450,636	544,084	—	(90,907)	453,177
Commercial	401,452	—	(46,753)	354,699	417,241	—	(48,954)	368,287
Asset-backed securities	153,538	—	(4,979)	148,559	153,539	—	(5,935)	147,604
Corporate securities	23,338	—	(4,824)	18,514	23,351	—	(4,494)	18,857
Municipal securities	197,042	1,633	(11,380)	187,295	195,675	790	(13,713)	182,752
Total investment securities available for sale	$2,245,792	$1,633	$(287,710)	$1,959,715	$2,289,421	$790	$(318,082)	$1,972,129

Debt securities held to maturity:
U.S. Government agency and U.S. Government sponsored enterprises:
Mortgage-backed securities:
Residential	$156,617	$—	$(5,051)	$151,566	$157,881	$—	$(7,041)	$150,840
Commercial	115,657	281	(4,410)	111,528	113,185	1	(5,619)	107,567
Total investment securities held to maturity	$272,274	$281	$(9,461)	$263,094	$271,066	$1	$(12,660)	$258,407
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at March 31, 2023 and December 31, 2022 totaled $7.5 million and $7.8 million, respectively.
As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At March 31, 2023 and December 31, 2022, $201.1 million and $223.1 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive income (loss). For the three months ended March 31, 2023 and 2022, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings resulting from the sale of investments securities AFS.

The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Interest income on investment securities
Taxable	$14,046	$11,400
Nontaxable	1,079	256
Total	$15,125	$11,656
The amortized cost and estimated fair value of investment securities at March 31, 2023, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$1,675	$1,652	$—	$—
Due after one year through five years	129,787	122,138	18,799	18,503
Due after five years through ten years	124,401	112,669	16,636	16,173
Due after ten years	1,989,929	1,723,256	236,839	228,418
Total	$2,245,792	$1,959,715	$272,274	$263,094

Securities with carrying values of approximately $1.87 billion and $360.7 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

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

	March 31, 2023
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	1	$3,911	$(81)	—	$—	$—	1	$3,911	$(81)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	1	3,873	(127)	—	—	—	1	3,873	(127)
Collateralized mortgage obligations	10	16,276	(801)	109	775,952	(135,647)	119	792,228	(136,448)
Mortgage-backed securities:
Residential	2	5,363	(212)	63	445,273	(82,906)	65	450,636	(83,118)
Commercial	7	44,520	(1,690)	47	310,179	(45,063)	54	354,699	(46,753)
Asset-backed securities	—	—	—	18	148,559	(4,979)	18	148,559	(4,979)
Corporate securities	—	—	—	6	18,514	(4,824)	6	18,514	(4,824)
Municipal securities	20	44,545	(374)	38	86,039	(11,006)	58	130,584	(11,380)
Total	41	$118,488	$(3,285)	281	$1,784,516	$(284,425)	322	$1,903,004	$(287,710)

	December 31, 2022
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	1	$3,886	$(104)	—	$—	$—	1	$3,886	$(104)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	1	3,867	(133)	—	—	—	1	3,867	(133)
Collateralized mortgage obligations	61	150,419	(14,888)	59	643,280	(138,954)	120	793,699	(153,842)
Mortgage-backed securities:
Residential	23	55,645	(5,616)	42	397,532	(85,291)	65	453,177	(90,907)
Commercial	29	172,963	(12,156)	26	195,324	(36,798)	55	368,287	(48,954)
Asset-backed securities	3	21,836	(716)	15	125,768	(5,219)	18	147,604	(5,935)
Corporate securities	1	3,401	(600)	5	15,456	(3,894)	6	18,857	(4,494)
Municipal securities	31	76,942	(3,207)	32	65,730	(10,506)	63	142,672	(13,713)
Total	150	$488,959	$(37,420)	179	$1,443,090	$(280,662)	329	$1,932,049	$(318,082)

The Company had collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at March 31, 2023. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on other securities that were in an unrealized loss position have been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS as of March 31, 2023 and December 31, 2022.
Approximately 84% of the Company’s investment portfolio at March 31, 2023, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company had one U.S. Treasury note issued and guaranteed by the U.S. government. The Company also had 18 asset-backed securities, six corporate securities, and 58 municipal bonds in unrealized loss positions at March 31, 2023. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at March 31, 2023.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by the U.S. government or government-sponsored enterprises, are highly rated by major rating agencies, and have a long history of no credit losses are an example of such securities to which the Company applies a zero credit loss assumption. Any expected credit loss is provided through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At March 31, 2023, all of the Company’s investment securities HTM are issued by the U.S. government or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM as of March 31, 2023 and December 31, 2022.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by segment:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate	$9,373,529	$9,414,580
Commercial business	4,821,270	5,109,532
Residential mortgage	837,500	846,080
Consumer and other	32,550	33,348
Total loans receivable, net of deferred costs and fees	15,064,849	15,403,540
Allowance for credit losses	(163,544)	(162,359)
Loans receivable, net of allowance for credit losses	$14,901,305	$15,241,181
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred fees of $11.0 million and $11.1 million at March 31, 2023 and December 31, 2022, respectively.
The loan portfolio consists of four segments: commercial real estate, commercial business, residential mortgage, and consumer and other loans. Commercial real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. Commercial business loans are loans provided to businesses for various purposes such as working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business-related financing needs. These loans include warehouse lines of credit for residential mortgages and Small Business Administration (“SBA”) loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
The Company had loans receivable of $15.06 billion as of March 31, 2023, a decrease of $338.7 million, or 2.2%, from December 31, 2022. The decrease in loans receivable during the three months ended March 31, 2023 was primarily due to a decrease in commercial business loans.
The Company had $125.3 million in loans held for sale as of March 31, 2023, compared with $49.2 million at December 31, 2022. Loans held for sale at March 31, 2023 consisted of $45.6 million in SBA guaranteed loans, $532 thousand in residential mortgage loans and $79.2 million in other loans.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three months ended March 31, 2023 and 2022.

	Commercial Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended March 31, 2023
Balance, beginning of period	$95,884	$56,872	$8,920	$683	$162,359
ASU 2022-02 day 1 adoption adjustment	19	(426)	—	—	(407)
Provision (credit) for credit losses	12,863	(13,500)	2,333	4	1,700
Loans charged off	—	(440)	—	(55)	(495)
Recoveries of charge offs	69	284	—	34	387
Balance, end of period	$108,835	$42,790	$11,253	$666	$163,544

	Commercial Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Three Months Ended March 31, 2022
Balance, beginning of period	$108,440	$27,811	$3,316	$983	$140,550
Provision (credit) for credit losses	(18,313)	6,336	946	31	(11,000)
Loans charged off	(1,275)	(177)	—	(51)	(1,503)
Recoveries of charge offs	17,693	1,706	—	4	19,403
Balance, end of period	$106,545	$35,676	$4,262	$967	$147,450

The following tables break out the allowance for credit losses and loan balance by measurement methodology at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Commercial Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$813	$2,716	$30	$16	$3,575
Collectively evaluated	108,022	40,074	11,223	650	159,969
Total	$108,835	$42,790	$11,253	$666	$163,544

Loans outstanding:
Individually evaluated	$44,096	$26,191	$7,924	$202	$78,413
Collectively evaluated	9,329,433	4,795,079	829,576	32,348	14,986,436
Total	$9,373,529	$4,821,270	$837,500	$32,550	$15,064,849

	December 31, 2022
	Commercial Real Estate	Commercial Business	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$870	$2,941	$24	$21	$3,856
Collectively evaluated	95,014	53,931	8,896	662	158,503
Total	$95,884	$56,872	$8,920	$683	$162,359

Loans outstanding:
Individually evaluated	$43,461	$12,477	$9,775	$436	$66,149
Collectively evaluated	9,371,119	5,097,055	836,305	32,912	15,337,391
Total	$9,414,580	$5,109,532	$846,080	$33,348	$15,403,540
As of March 31, 2023 and December 31, 2022, reserves for unfunded loan commitments recorded in other liabilities were $3.0 million and $1.4 million, respectively. For the three months ended March 31, 2023, the Company recorded additions to reserves for unfunded commitments totaling $1.6 million. For the three months ended March 31, 2022, the Company recorded additions to reserves for unfunded commitments totaling $200 thousand.
Generally, loans are placed on nonaccrual status if principal and/or interest payments become 90 days or more past due, and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to customers whose financial conditions have deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company does not recognize interest income while loans are on nonaccrual status.

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Commercial real estate	$27,756	$16,620	$44,376	$—
Commercial business	6,477	19,714	26,191	211
Residential mortgage	4,595	3,328	7,923	—
Consumer and other	—	371	371	153
Total	$38,828	$40,033	$78,861	$364

	December 31, 2022
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 or More Days
	(Dollars in thousands)
Commercial real estate	$29,782	$4,133	$33,915	$—
Commercial business	1,618	4,002	5,620	336
Residential mortgage	5,959	3,816	9,775	—
Consumer and other	—	377	377	65
Total	$37,359	$12,328	$49,687	$401
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $7.6 million and $9.8 million, at March 31, 2023 and December 31, 2022, respectively.

The following table presents the amortized cost of collateral-dependent loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
Commercial real estate	$33,863	$—	$33,863	$35,523	$—	$35,523
Commercial business	4,165	20,336	24,501	1,618	2,743	4,361
Residential mortgage	4,596	—	4,596	5,959	—	5,959
Consumer and other	—	—	—	—	—	—
Total	$42,624	$20,336	$62,960	$43,100	$2,743	$45,843

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the quarter ended March 31, 2023, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors.

Accrued interest receivable on loans totaled $47.7 million at March 31, 2023, and $47.3 million at December 31, 2022. With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Commercial real estate	$451	$155
Commercial business	518	19
Residential mortgage	14	139
Total	$983	$313
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due as of March 31, 2023 and December 31, 2022 by loan segment:

	March 31, 2023				December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
Commercial real estate	$6,214	$9,053	$6,449	$21,716	$2,292	$2,727	$5,694	$10,713
Commercial business	940	223	4,219	5,382	3,258	18	2,137	5,413
Residential mortgage	3,807	1,365	5,887	11,059	2,310	—	5,106	7,416
Consumer and other	96	31	394	521	617	44	308	969
Total Past Due	$11,057	$10,672	$16,949	$38,678	$8,477	$2,789	$13,245	$24,511

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

The following table presents the amortized cost basis of loans receivable by segment, credit quality indicator, and year of origination as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Term Loan by Origination Year						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Commercial Real Estate
Pass	$255,613	$2,461,314	$2,119,589	$1,318,763	$1,064,152	$1,906,131	$103,431	$9,228,993
Special mention	—	2,051	33,429	2,771	4,838	9,238	10,197	62,524
Substandard	—	3,730	10,561	2,130	4,778	60,813	—	82,012
Subtotal	$255,613	$2,467,095	$2,163,579	$1,323,664	$1,073,768	$1,976,182	$113,628	$9,373,529
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Business
Pass	$435,891	$1,883,590	$902,033	$253,544	$253,727	$130,716	$810,163	$4,669,664
Special mention	—	19,036	44,273	10,017	7,987	84	22,551	103,948
Substandard	—	17,042	18,457	4,876	730	3,608	2,945	47,658
Subtotal	$435,891	$1,919,668	$964,763	$268,437	$262,444	$134,408	$835,659	$4,821,270
Current period gross charge offs	$—	$—	$—	$45	$15	$380	$—	$440

Residential Mortgage
Pass	$7,090	$375,868	$277,360	$1,383	$29,802	$137,814	$—	$829,317
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	311	—	1,723	6,149	—	8,183
Subtotal	$7,090	$375,868	$277,671	$1,383	$31,525	$143,963	$—	$837,500
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Pass	$1,461	$1,219	$674	$3,011	$192	$8,466	$17,156	$32,179
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	371	—	371
Subtotal	$1,461	$1,219	$674	$3,011	$192	$8,837	$17,156	$32,550
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$55	$55

Total Loans
Pass	$700,055	$4,721,991	$3,299,656	$1,576,701	$1,347,873	$2,183,127	$930,750	$14,760,153
Special mention	—	21,087	77,702	12,788	12,825	9,322	32,748	166,472
Substandard	—	20,772	29,329	7,006	7,231	70,941	2,945	138,224
Total	$700,055	$4,763,850	$3,406,687	$1,596,495	$1,367,929	$2,263,390	$966,443	$15,064,849
Total current period gross charge offs	$—	$—	$—	$45	$15	$380	$55	$495

	December 31, 2022
	Term Loan by Origination Year						Revolving Loans	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
Commercial Real Estate
Pass	$2,421,631	$2,194,073	$1,372,027	$1,076,405	$1,018,553	$1,064,267	$105,274	$9,252,230
Special mention	—	14,622	7,301	20,426	13,565	26,746	202	82,862
Substandard	—	8,240	1,736	7,881	10,250	51,381	—	79,488
Subtotal	$2,421,631	$2,216,935	$1,381,064	$1,104,712	$1,042,368	$1,142,394	$105,476	$9,414,580

Commercial Business
Pass	$2,311,344	$1,090,034	$291,592	$298,133	$69,721	$95,531	$864,343	$5,020,698
Special mention	17,911	37,393	13,707	110	—	24	5,256	74,401
Substandard	—	2,833	5,889	1,000	1,020	3,691	—	14,433
Subtotal	$2,329,255	$1,130,260	$311,188	$299,243	$70,741	$99,246	$869,599	$5,109,532

Residential Mortgage
Pass	$382,935	$283,163	$1,386	$30,603	$62,976	$75,242	$—	$836,305
Special mention	—	—	—	—	—	—	—	—
Substandard	—	311	—	967	384	8,113	—	9,775
Subtotal	$382,935	$283,474	$1,386	$31,570	$63,360	$83,355	$—	$846,080

Consumer and Other
Pass	$10,005	$723	$3,351	$223	$10	$1,420	$17,239	$32,971
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	377	—	377
Subtotal	$10,005	$723	$3,351	$223	$10	$1,797	$17,239	$33,348

Total Loans
Pass	$5,125,915	$3,567,993	$1,668,356	$1,405,364	$1,151,260	$1,236,460	$986,856	$15,142,204
Special mention	17,911	52,015	21,008	20,536	13,565	26,770	5,458	157,263
Substandard	—	11,384	7,625	9,848	11,654	63,562	—	104,073
Total	$5,143,826	$3,631,392	$1,696,989	$1,435,748	$1,176,479	$1,326,792	$992,314	$15,403,540
For the three months ended March 31, 2023 and the twelve months ended December 31, 2022, there were no revolving loans converted to term loans.
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three months ended March 31, 2023 and 2022 is presented in the following table:

	Three Months Ended March 31,
	2023	2022
Transfer of loans held for investment to held for sale	(Dollars in thousands)
Commercial real estate	$53,608	$97,651
Commercial business	108,875	6,902
Total	$162,483	$104,553

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

Risk Characteristics
Commercial real estate	Property type, location, owner-occupied status
Commercial business	Delinquency status, risk rating, industry type
Residential mortgage	FICO score, LTV, delinquency status, maturity date, collateral value, location
Consumer and other	Historical losses
The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of two years, at which point loss assumptions revert back to historical loss information by means of one-year reversion period. Included in the quantitative portion of the ACL analysis are inputs such as borrowers’ net operating income, debt coverage ratios, real estate collateral values, as well as factors that are more subjective or require management’s judgement, including key macroeconomic variables from Moody’s forecast scenarios such as GDP, unemployment rates, interest rates, and commercial real estate prices. These key inputs are utilized in the Company’s models to develop PD and LGD assumptions used in the calculation of estimated quantitative losses.
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio as of March 31, 2023.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. As of March 31, 2023, the Company utilized the March 2023 Consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 0.5% in 2023, and 2.0% for 2024 and 2025, with unemployment projected to be 4.6% in 2023, 4.6% for 2024, and 4.1% in 2025. Commercial real estate (“CRE”) prices in the Consensus scenario were expected to decrease, with the CRE price index declining to -4.4% for 2023, before increasing to -2.4% for 2024 and rebounding to +7.5% in 2025. The Company also utilized Moody’s December 2022 Consensus economic forecast for the calculation of the December 31, 2022 ACL.
In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled and non-modeled estimated loss approaches. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 25 basis points for each loan type pool. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses, updated to reflect the adoption of CECL:
•Changes in lending policies and procedures, including underwriting standards and collection, charge off, and recovery practices;
•Changes in the nature and volume of the loan portfolio;
•Changes in the experience, ability, and depth of lending management and staff;
•Changes in the trends of the volume and severity of past due loans, classified loans, nonaccrual loans, and other loan modifications;
•Changes in the quality of the loan review system and the degree of oversight by the management and the Board of Directors;
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•The effect of external factors, such as competition, legal requirements, and regulatory requirements on the level of estimated losses in the loan portfolio.

For loans that do not share similar risk characteristics such as nonaccrual loans above $1.0 million, the Company evaluates these loans on an individual basis in accordance with ASC 326. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. The Company elected to collectively assess nonaccrual loans with balances below $1.0 million along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral-dependent. For the collateral-dependent loans, the Company obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third-party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit losses.
The Company maintains a separate ACL for its off-balance sheet unfunded loan commitments. The Company uses an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn lines of credit can potentially become drawn at any point. The funding rate is determined based on a look-back period of 8 quarters. Credit loss is not estimated for off-balance sheet credit exposures that are unconditionally cancellable by the Company.

Loan Modifications to Borrowers Experiencing Financial Difficulty
In January 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): TDR and Vintage Disclosures (“ASU 2022-02”), which eliminated the accounting guidance for TDR while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. The Company applied this guidance on a modified retrospective transition method, which resulted in a positive cumulative effect adjustment to retained earnings of $287 thousand, net of tax. Subsequent to adoption of ASU 2022-02, the new guidance is applied uniformly to the Company’s entire loan portfolio when estimating expected credit losses.
For the three months ended March 31, 2023, there were no loan modifications to borrowers experiencing financial difficulty and no loan modifications that subsequently defaulted during the period.
Troubled Debt Restructurings
At December 31, 2022, TDR loans totaled $41.1 million, consisting of $16.9 million in TDR loans on accrual status and $24.2 million in TDR loans on nonaccrual status. The Company recorded an allowance for credit losses totaling $2.8 million for TDR loans as of December 31, 2022. As of December 31, 2022, the Company had outstanding commitments to extend additional funds to these borrowers totaling $40 thousand. On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDR loans. Therefore the Company did not have any TDR loans as of March 31, 2023.

7.    Leases
The Company’s operating leases are real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 10 years as of March 31, 2023. Certain lease arrangements contain extension options which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At March 31, 2023, ROU assets and related liabilities were $53.2 million and $57.5 million, respectively. At December 31, 2022, ROU assets and related liabilities were $55.0 million and $59.1 million, respectively. At March 31, 2023, the short term operating lease liability totaled $13.9 million and the long-term operating lease liability totaled $43.6 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less, and long term lease liabilities are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company extended two leases and there were no new lease contracts. Lease extension terms were five years for both leases and the Company reassessed the ROU assets and lease liabilities related to these leases.
Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using the Company’s incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the Consolidated Statements of Income. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company’s share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs can also include rent escalations based on changes to indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the Federal Home Loan Bank (“FHLB”) borrowing interest rate at a given period.
The table below summarizes the Company’s net lease cost:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Operating lease cost	$3,841	$4,007
Short term lease cost	—	—
Variable lease cost	783	773
Sublease income	(42)	(103)
Net lease cost	$4,582	$4,677

Rent expense for the three months ended March 31, 2023 and 2022 was $4.8 million and $4.6 million, respectively.
During the three months ended March 31, 2023, the Company wrote off $93 thousand in operating lease ROU assets resulting from the branch consolidation of one location. The associated lease liabilities continue to exist and will be amortized through the life of the lease. There was no impairment on operating ROU assets during the same period of 2022.

The table below summarizes other information related to the Company’s operating leases:

	At or for the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,961	$3,999
ROU assets obtained in exchange for lease liabilities, net	2,031	1,298
Weighted-average remaining lease term - operating leases	4.5 years	5.1 years
Weighted-average discount rate - operating leases	2.52%	2.42%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2023
(Dollars in thousands)
2023	$11,405
2024	14,378
2025	12,641
2026	11,899
2027	6,377
2028 and thereafter	4,410
Total lease payments	61,110
Less: imputed interest	3,610
Total lease obligations	$57,500
As of March 31, 2023, the Company had one operating lease commitment that has not yet commenced totaling $668 thousand in lease payments over a term of five years.

8.    Deposits
Total deposits of $15.83 billion as of March 31, 2023, were up $89.4 million, or 0.6%, from $15.74 billion as of December 31, 2022.
The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2023 and December 31, 2022, was $2.47 billion and $2.39 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at March 31, 2023 and December 31, 2022. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2023 and December 31, 2022, securities with fair values of approximately $345.8 million and $348.0 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
Brokered deposits at March 31, 2023 and December 31, 2022, totaled $2.27 billion and $1.18 billion, respectively. Brokered deposits at March 31, 2023, consisted of $69.9 million in money market and NOW accounts and $2.20 billion in time deposit accounts. Brokered deposits at December 31, 2022, consisted of $70.2 million in money market and NOW accounts and $1.11 billion in time deposit accounts. The year-to-date increase in brokered deposits reflected the recent banking industry disruption caused by multiple bank failures in March 2023.
The following is a breakdown of the Company’s deposits at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$4,504,621	29%	$4,849,493	31%
Money market and NOW accounts	4,331,998	27%	5,615,784	36%
Saving deposits	231,704	1%	283,464	2%
Time deposits	6,759,886	43%	4,990,060	31%
Total deposits	$15,828,209	100%	$15,738,801	100%

9.    Borrowings
At March 31, 2023, borrowings totaled $2.13 billion, compared with $865.0 million at December 31, 2022. All of the Company’s borrowings at March 31, 2023 and December 31, 2022, had maturities of less than 12 months. The tables below summarize the Company’s borrowing lines at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,643,895	$100,000	4.91%	$4,543,895
FRB Discount Window	738,509	630,000	5.00%	108,509
FRB Bank Term Funding Program (“BTFP”)	1,738,897	1,400,000	4.49%	338,897
Unsecured Federal Funds lines	426,180	—	—%	426,180
Total	$7,547,481	$2,130,000	4.66%	$5,417,481

	December 31, 2022
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,583,277	$600,000	3.40%	$3,983,277
FRB Discount Window	670,058	265,000	4.50%	405,058
Unsecured Federal Funds lines	451,180	—	—%	451,180
Total	$5,704,515	$865,000	3.74%	$4,839,515

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At March 31, 2023 and December 31, 2022, loans with a carrying amount of approximately $8.08 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At March 31, 2023 and December 31, 2022, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As a member of the FRB system, the Bank may also borrow from the FRB discount window. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At March 31, 2023, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $858.2 million. There were also two investment securities pledged at the discount window with a total fair value of $5.0 million.
The Company availed of the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. At March 31, 2023, the Company had a total par value of $1.74 billion in investment securities that were pledged under the BTFP.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at March 31, 2023 and December 31, 2022.

10.    Convertible Notes and Subordinated Debentures
Convertible Notes
In 2018, the Company issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes are not capital instruments but can be converted into shares of the Company’s common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock, which represented a premium of 22.50% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes have the option to convert all or a portion of the notes at any time on or after February 15, 2023. The convertible notes can be called by the Company, in part or in whole, on or after May 20, 2023, for 100% of the principal amount in cash. Holders of the convertible notes also have the option to put the notes back to the Company on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash. The convertible notes can be settled in cash, stock, or a combination of stock and cash at the option of the Company.

The convertible notes issued by the Company were initially separated into a debt component and an equity component, which represented the stock conversion option. The present value of the convertible notes was calculated based on a discount rate of 4.25%, which represented the current offering rate for similar types of debt without conversion options. The difference between the principal amount of the notes and the present value was recorded as the convertible note discount and additional paid-in capital. The issuance costs related to the offering were also allocated into a debt component to be capitalized, and an equity component in the same percentage allocation of debt and equity of the convertible note.
The convertible notes have an upcoming optional put date on May 15, 2023. During the three months ended March 31, 2023, the Company repurchased its notes in the aggregate principal amount of $10.7 million and recorded a gain on debt extinguishment of $236 thousand. The repurchased Notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker.
The value of the convertible notes at issuance and the carrying value as of March 31, 2023 and December 31, 2022 are presented in the tables below:

	Capitalization Period	Gross Carrying Amount	March 31, 2023
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$206,770		$206,770
Issuance costs to be capitalized	5 years	(3,916)	$3,804	(112)
Carrying balance of convertible notes		$202,854	$3,804	$206,658

	Capitalization Period	Gross Carrying Amount	December 31, 2022
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500		$217,500
Issuance costs to be capitalized	5 years	(4,119)	$3,767	(352)
Carrying balance of convertible notes		$213,381	$3,767	$217,148
Interest expense on the convertible notes for the three months ended March 31, 2023 and 2022 totaled $1.3 million. With the adoption of ASU 2020-06, interest expense for the Company’s convertible notes consists of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Issuance cost capitalization expense will only be recorded for the first five outstanding years of the convertible notes.

Subordinated Debt
At March 31, 2023, the Company had 9 wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at March 31, 2023:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	8.016%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	7.680%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	7.857%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	6.516%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,000	Variable	7.680%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,495	Variable	6.697%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,774	Variable	6.266%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,010	Variable	6.246%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,728	Variable	6.783%	06/30/2037
Total		$126,000	$106,875

The carrying value of Debentures at March 31, 2023 and December 31, 2022, was $106.9 million and $106.6 million, respectively. At March 31, 2023 and December 31, 2022, acquired Debentures had remaining discounts of $23.0 million and $23.3 million, respectively. The carrying balance of Debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2023 and December 31, 2022 and is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.

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
The tables below present the fair value of the Company’s derivative financial instruments as of March 31, 2023 and December 31, 2022. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities’, respectively, on the Company’s Consolidated Statements of Financial Condition.

	March 31, 2023
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$725,000	$—	$—
Forward interest rate collars	500,000	42	669
Total	$1,225,000	$42	$669

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,021,528	$24,342	$1,124
Interest rate contracts with customers	1,021,528	1,124	59,057
Foreign exchange contracts with correspondent banks	5,024	3	72
Foreign exchange contracts with customers	5,024	82	1
Risk participation agreement	133,302	—	35
Mortgage banking derivatives	2,000	19	18
Total	$2,188,406	$25,570	$60,307
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2022
	Notional Amount	Fair Value
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$614,000	$19,773	$1,227
Forward interest rate swaps	111,000	5,428	—
Forward interest rate collars	500,000	182	828
Total	$1,225,000	$25,383	$2,055

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,013,407	$73,059	$330
Interest rate contracts with customers	1,013,407	330	73,059
Foreign exchange contracts with correspondent banks	2,359	79	—
Foreign exchange contracts with customers	2,359	—	73
Risk participation agreement	134,282	—	32
Mortgage banking derivatives	2,801	29	23
Total	$2,168,615	$73,497	$73,517

Derivatives designated as cash flow hedges
The Company had 17 interest rate agreements as of March 31, 2023, with a total notional amount of $1.23 billion designated as cash flow hedges of liabilities tied to LIBOR and Federal Funds. The designated hedged interest rate swap agreements consisted of 15 non-forward starting interest rate swaps with a notional amount of $725.0 million and a weighted average term of 3.8 years, and two forward starting interest rate options with dealers (collars) with a notional amount of $500.0 million and an average weighted term of 3.0 years.
The Company had 17 interest rate agreements as of December 31, 2022, with a total notional amount of $1.23 billion designated as cash flow hedges of liabilities tied to LIBOR and Federal Funds. The designated hedged interest rate swap agreements consisted of 13 non-forward starting interest rate swaps with a notional amount of $614.0 million and a weighted average term of 4.1 years, two forward starting interest rate swaps with a notional amount of $111.0 million and a weighted average term of 3.9 years, and two forward starting interest rate options with dealers (collars) with a notional amount of $500.0 million and an average weighted term of 3.0 years.
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on derivatives is recorded in AOCI and is subsequently reclassified into interest income and interest expense in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify approximately $13.9 million from AOCI as a decrease to interest expense during the next 12 months.
For the three months ended March 31, 2023 and 2022, the Company reclassified gains of $2.8 million and losses of $64 thousand, respectively, from accumulated other comprehensive income to interest expense.
Derivatives not designated as hedges
The Company’s derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer interest rate contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the income statement as other income and fees. The Company is required to hold cash as collateral for the interest rate contracts that are not centrally cleared, which is recorded in other assets on the consolidated statement of financial condition. Total cash held as collateral for back-to-back interest rate contracts was $9.1 million at March 31, 2023, and $9.1 million at December 31, 2022.
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge our foreign exchange rate risk. These back-to-back contracts are intended to offset each other and allow us to offer our customers foreign exchange products. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the three months ended March 31, 2023 and 2022, the changes in fair value on foreign exchange contracts were gains of $6 thousand and $0, respectively, and were recognized in the income statement as other income and fees.

At March 31, 2023, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At March 31, 2023, the notional amount of the risk participation agreements sold was $133.3 million with a credit valuation adjustment of $35 thousand. At December 31, 2022, the notional amount of the risk participation agreements sold was $134.3 million with a credit valuation adjustment of $32 thousand.
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2023, the Company had approximately $2.0 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2022, the Company had approximately $2.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

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
Commitments at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to extend credit	$3,139,215	$2,856,263
Standby letters of credit	136,373	132,538
Other letters of credit	35,819	22,376
Commitments to fund investments in affordable housing partnerships	9,608	11,792
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $225 thousand at March 31, 2023 and $229 thousand at December 31, 2022. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At December 31, 2022, the Company performed a qualitative assessment to test for impairment and the management has concluded that there was no impairment. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole. Goodwill is not amortized for book purposes and is not tax deductible.
The carrying amount of the Company’s goodwill as of March 31, 2023 and December 31, 2022 was $464.5 million. There was no impairment of goodwill recorded during the three months ended March 31, 2023.
Core deposit intangible assets are amortized over their estimated lives or ten years. Amortization expense related to core deposit intangible assets totaled $448 thousand and $487 thousand for the three months ended March 31, 2023 and 2022, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2023 and December 31, 2022:

			March 31, 2023		December 31, 2022
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,692)	$71	$(2,668)	$95
Wilshire Bancorp acquisition	10 years	18,138	(12,931)	5,207	(12,507)	5,631
Total		$20,901	$(15,623)	$5,278	$(15,175)	$5,726
Servicing assets are recognized when SBA and residential mortgage loans are sold with the servicing retained by the Company and the related income is recorded as a component of gains on sales of loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate. The Company’s servicing costs approximates the industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. As of March 31, 2023 and December 31, 2022, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$11,628	$10,418
Additions through originations of servicing assets	965	1,463
Amortization	(965)	(1,007)
Balance at end of period	$11,628	$10,874
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.11 billion as of March 31, 2023 and $1.10 billion as of December 31, 2022.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at March 31, 2023 and December 31, 2022 are presented below.

	March 31, 2023	December 31, 2022
SBA Servicing Assets:
Weighted-average discount rate	9.34%	8.76%
Constant prepayment rate	12.10%	12.09%
Mortgage Servicing Assets:
Weighted-average discount rate	11.38%	11.38%
Constant prepayment rate	9.65%	9.61%

14.    Income Taxes
For the three months ended March 31, 2023, the Company had an income tax provision totaling $13.7 million on pretax income of $52.8 million, representing an effective tax rate of 25.91%, compared with an income tax provision of $21.3 million on pretax income of $82.0 million, representing an effective tax rate of 25.92% for the three months ended March 31, 2022.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $2.2 million at March 31, 2023 and $3.0 million at December 31, 2022 that relate to uncertainties associated with state income tax matters. The Company recognizes interest and penalties on income tax matters in income tax expense. The Company had approximately $313 thousand and $359 thousand for accrued interest (no portion was related to penalties) at March 31, 2023 and December 31, 2022, respectively.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $1.2 million in the next twelve months due to a settlement with the state tax authorities.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2023.

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
Interest Rate Contracts
The Company offers interest rate contracts to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate contracts with the customer. The Company also enters into an offsetting interest rate contracts with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. The fair value assets and liabilities of centrally cleared interest rate contracts are net of variation margin settled-to-market. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate contracts is classified as Level 2.

Mortgage Banking Derivatives
Mortgage banking derivative instruments consist of interest rate lock commitments and forward sale contracts that trade in liquid markets. The fair value is based on the prices available from third party investors. Due to the observable nature of the inputs used in deriving the fair value, the valuation of mortgage banking derivatives is classified as Level 2.
Other Derivatives
Other derivatives consist of interest rate contracts designated as cash flow hedges, foreign exchange contracts and risk participation agreements. The fair values of these other derivative financial instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates, foreign exchange rates and, when appropriate, the current credit worthiness of the counterparties. Fair value assets and liabilities of centrally cleared derivatives are net of variation margin settled-to-market. Interest rate contracts designated as cash flow hedges and foreign exchange contracts are classified within Level 2 due to the observable nature of the inputs used in deriving the fair value of these contracts. Credit derivatives such as risk participation agreements are valued based on credit worthiness of the underlying borrower which is a significant unobservable input and therefore is classified as Level 3.

Collateral-Dependent Loans
The fair values of collateral-dependent loans are generally measured for ACL using the practical expedients permitted by ASC 326-20-35-5 including collateral-dependent loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral-dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans and the underlying collateral. For commercial and industrial and asset backed loans, independent valuations may include a 20-60% discount for eligible accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,911	$3,911	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,873	—	3,873	—
Collateralized mortgage obligations	792,228	—	792,228	—
Mortgage-backed securities:
Residential	450,636	—	450,636	—
Commercial	354,699	—	354,699	—
Asset-backed securities	148,559	—	148,559	—
Corporate securities	18,514	—	18,514	—
Municipal securities	187,295	—	186,313	982
Equity investments with readily determinable fair value	4,372	4,372	—	—
Interest rate contracts	25,466	—	25,466	—
Mortgage banking derivatives	19	—	19	—
Other derivatives	127	—	127	—

Liabilities:
Interest rate contracts	60,181	—	60,181	—
Mortgage banking derivatives	18	—	18	—
Other derivatives	777	—	742	35

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,886	$3,886	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,867	—	3,867	—
Collateralized mortgage obligations	793,699	—	793,699	—
Mortgage-backed securities:
Residential	453,177	—	453,177	—
Commercial	368,287	—	368,287	—
Asset-backed securities	147,604	—	147,604	—
Corporate securities	18,857	—	18,857	—
Municipal securities	182,752	—	181,809	943
Equity investments with readily determinable fair value	4,303	4,303	—	—
Interest rate contracts	73,389	—	73,389	—
Mortgage banking derivatives	29	—	29	—
Other derivatives	25,462	—	25,462	—

Liabilities:
Interest rate contracts	73,389	—	73,389	—
Mortgage banking derivatives	23	—	23	—
Other derivatives	2,160	—	2,128	32
There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$943	$1,038
Change in fair value included in other comprehensive income	39	(9)
Ending Balance	$982	$1,029

Risk participation agreements:
Beginning Balance	$32	$93
Change in fair value included in income (expense)	3	(32)
Ending Balance	$35	$61

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans at fair value:
Real estate loans	$7,348	$—	$—	$7,348
Commercial business	19,018	—	—	19,018

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans at fair value:
Real estate loans	$807	$—	$—	$807
Commercial business	2,744	—	—	2,744
Loans held for sale, net	48,795	—	48,795	—
OREO	1,050	—	—	1,050
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Assets:
Collateral-dependent loans at fair value:
Real estate loans	$(166)	$(1,433)
Commercial business	(2,794)	(2,658)
Loans held for sale, net	—	(617)
OREO	(271)	(256)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$2,212,637	$2,212,637	Level 1
Investment securities HTM	272,274	263,094	Level 2
Equity investments without readily determinable fair values	38,340	38,340	Level 2
Loans held for sale	125,268	127,764	Level 2
Loans receivable, net	14,901,305	14,571,868	Level 3
Accrued interest receivable	57,021	57,021	Level 2/3
Servicing assets, net	11,628	17,211	Level 3
Customers’ liabilities on acceptances	1,267	1,267	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,504,621	$4,504,621	Level 2
Savings and other interest bearing demand deposits	4,563,702	4,563,702	Level 2
Time deposits	6,759,886	6,787,952	Level 2
FHLB and FRB borrowings	2,130,000	2,129,682	Level 2
Convertible notes, net	206,658	202,118	Level 1
Subordinated debentures	106,875	108,013	Level 2
Accrued interest payable	53,818	53,818	Level 2
Acceptances outstanding	1,267	1,267	Level 2

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$506,776	$506,776	Level 1
Interest earning deposits in other financial institutions	735	733	Level 2
Investment securities HTM	271,066	258,407	Level 2
Equity investments without readily determinable fair values	38,093	38,093	Level 2
Loans held for sale	49,245	49,248	Level 2
Loans receivable, net	15,241,181	14,745,881	Level 3
Accrued interest receivable	55,460	55,460	Level 2/3
Servicing assets, net	11,628	17,375	Level 3
Customers’ liabilities on acceptances	818	818	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,849,493	$4,849,493	Level 2
Savings and other interest bearing demand deposits	5,899,248	5,899,248	Level 2
Time deposits	4,990,060	5,020,093	Level 2
FHLB advances	865,000	867,088	Level 2
Convertible notes, net	217,148	213,937	Level 1
Subordinated debentures	106,565	107,944	Level 2
Accrued interest payable	26,668	26,668	Level 2
Acceptances outstanding	818	818	Level 2

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
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, equity investments without readily determinable fair values, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings and variable rate loans or deposits that reprice frequently and fully. The fair value of loans is determined through a discounted cash flow analysis, which incorporates probability of default and loss given default rates on an individual loan basis. The discount rate is based on the LIBOR Swap Rate for fixed rate loans, while variable loans start with the corresponding index rate and an adjustment was made on certain loans, which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Residential real estate loans fair values include Fannie Mae and Freddie Mac prepayment speed assumptions or a third party index based on historical prepayment speeds. Fair value of time deposits is based on discounted cash flow analysis using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposit fair values incorporate brokered time deposit offering rates. The fair value of the Company’s debt is based on current rates for similar financing. Fair value for the Company’s convertible notes is based on the actual last traded price of the notes. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

16.    Stockholders’ Equity
Total stockholders’ equity at March 31, 2023 was $2.06 billion, compared with $2.02 billion at December 31, 2022.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which an estimated $35.3 million remained available for additional repurchases as of March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of common stock as part of this program.
For the three months ended March 31, 2023 and 2022, the Company paid cash dividends of $0.14 per common share.
The following table presents the quarterly changes to accumulated other comprehensive income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$(230,857)	$(11,412)

Unrealized net gains (losses) on securities available for sale	31,215	(141,272)
Unrealized net (losses) gains on interest rate contracts used for cash flow hedge	(5,938)	4,002
Reclassification adjustments for net (gains) losses realized in net income	(1,738)	64
Tax effect	(6,939)	40,453
Other comprehensive income (loss), net of tax	16,600	(96,753)
Balance at end of period	$(214,257)	$(108,165)

Reclassifications for net gains and losses realized in net income for the three months ended March 31, 2023 and 2022, related to net gains on interest rate contracts used for cash flow hedges and amortization on unrealized loss from transferred investment securities to HTM. Gains and losses on interest rate contracts are recorded in noninterest income under other income and fees in the Consolidated Statements of Income. The unrealized holding loss at the date of transfer on securities held to maturity will continue to be reported, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity, and amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the three months ended March 31, 2023 and 2022, the Company recorded reclassification adjustments of $2.8 million and $64 thousand, respectively, from other comprehensive income to gains from cash flow hedge relationships.
For the three months ended March 31, 2023 and 2022, the Company recorded reclassification adjustments of $1.0 million and $0, respectively, from other comprehensive losses to interest expense to amortize transferred unrealized losses to investment securities HTM.

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
Under the 2019 Plan, 82,918 shares were available for future grants as of March 31, 2023.
With the exception of the shares underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2023	649,367	$16.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding - March 31, 2023	649,367	$16.63	2.58	$—
Options exercisable - March 31, 2023	649,367	$16.63	2.58	$—

The following is a summary of the Company’s restricted stock and performance unit activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2023	1,760,373	$13.89
Granted	1,398,574	10.29
Vested	(598,887)	12.59
Forfeited	(105,098)	10.77
Outstanding (unvested) - March 31, 2023	2,454,962	$12.29

The total fair value of restricted stock and performance units vested during the three months ended March 31, 2023 and 2022 was $6.2 million and $5.6 million, respectively.

In July 2022, the Company discontinued the Hope Employee Stock Purchase Plan (“ESPP”), which allowed eligible employees to purchase the Company’s common shares through payroll deductions which build up between the offering date and the purchase date. At the purchase date, the Company used the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP was considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. The compensation expense for the ESPP during the three months ended March 31, 2023 and 2022 was $0 and $201 thousand, respectively.
The total amounts charged against income related to stock-based payment arrangements, including the ESPP, were $2.4 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively. The income tax benefit recognized was approximately $609 thousand and $673 thousand for the three months ended March 31, 2023 and 2022, respectively.
At March 31, 2023, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units was $23.2 million and is expected to be recognized over a weighted average vesting period of 2.07 years.

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
As of March 31, 2023, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
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
As of March 31, 2023 and December 31, 2022, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,815,125	10.75%	$759,889	4.50%	$1,182,049	7.00%	N/A	N/A
Bank	$1,885,361	11.17%	$759,564	4.50%	$1,181,544	7.00%	$1,097,148	6.50%
Total capital (to risk-weighted assets):
Company	$2,068,433	12.25%	$1,350,914	8.00%	$1,773,074	10.50%	N/A	N/A
Bank	$2,035,696	12.06%	$1,350,336	8.00%	$1,772,316	10.50%	$1,687,920	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,918,098	11.36%	$1,013,185	6.00%	$1,435,346	8.50%	N/A	N/A
Bank	$1,885,361	11.17%	$1,012,752	6.00%	$1,434,732	8.50%	$1,350,336	8.00%
Tier 1 leverage capital (to average assets):
Company	$1,918,098	10.13%	$757,245	4.00%	N/A	N/A	N/A	N/A
Bank	$1,885,361	9.96%	$757,057	4.00%	N/A	N/A	$946,321	5.00%

	Actual		Required For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Conservation Buffer		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,799,020	10.55%	$767,223	4.50%	$1,193,459	7.00%	N/A	N/A
Bank	$2,049,973	12.03%	$766,971	4.50%	$1,193,066	7.00%	$1,107,847	6.50%
Total capital (to risk-weighted assets):
Company	$2,041,319	11.97%	$1,363,953	8.00%	$1,790,188	10.50%	N/A	N/A
Bank	$2,189,607	12.85%	$1,363,504	8.00%	$1,789,598	10.50%	$1,704,380	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,901,685	11.15%	$1,022,965	6.00%	$1,449,200	8.50%	N/A	N/A
Bank	$2,049,973	12.03%	$1,022,628	6.00%	$1,448,723	8.50%	$1,363,504	8.00%
Tier 1 leverage capital (to average assets):
Company	$1,901,685	10.15%	$749,743	4.00%	N/A	N/A	N/A	N/A
Bank	$2,049,973	10.94%	$749,540	4.00%	N/A	N/A	$936,925	5.00%

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$245	$253
Customer analysis charges	1,126	932
NSF charges	735	670
Other service charges	91	95
Total noninterest bearing deposit account income	2,197	1,950

Interest bearing deposit account income:
Monthly service charges	24	24

Total service fees on deposit accounts	$2,221	$1,974

Wire transfer fee income:
Wire transfer fees	$653	$718
Foreign exchange fees	120	182
Total wire transfer fees	$773	$900

OREO Income (Expense)
OREO are often sold in transactions that, under ASC 606, may not be considered a contract with a customer because the sale of the asset may not be an output of the Company’s ordinary activities. However, sales of nonfinancial assets, including in-substance nonfinancial assets, should be accounted for in accordance with ASC 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets”, which requires the Company to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at the point of sale. When the Company finances the sale of OREO to the buyer, the Company must assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. Application of the new revenue recognition standard does not materially change the amount and the timing of the gain/loss on sale of OREO and other nonfinancial assets. Further, there were no open OREO/nonfinancial assets sale contracts at the adoption date that required an evaluation under Topic 606. For the three months ended March 31, 2023 and 2022, the Company had recognized net losses on sales of OREO totaling $271 thousand and net gains of $20 thousand, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

We offer a full range of commercial and retail banking loan and deposit products and services through our wholly-owned subsidiary Bank of Hope. We have 53 banking offices in California, New York, New Jersey, Illinois, Washington, Texas, Virginia, Alabama and Georgia. We have loan production offices located in Atlanta, Dallas, Denver, Portland, Tampa, Seattle, Fremont, and Southern California. Our customers typically are small to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including real estate loans, commercial business loans, residential mortgage loans, SBA loans, and consumer loans. We also offer fee-based services such as interest rate swaps and hedging, foreign currency exchange, and wealth management.
Our principal business involves earning interest on loans and investment securities, primarily funded by deposits and borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of loans. Our major expenses are the interest we pay on deposits and borrowings, provisions for credit losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending, political changes, and other events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our business, financial condition, and results of operations.

Recent Banking Industry Developments
In March 2023, the banking industry experienced significant disruption with multiple high profile bank failures within a few days. As a result, there was an overall decline of consumer confidence in the banking industry with increasing concerns related to liquidity, deposit outflows, capitalization, and the potential for realized losses from the investments securities. In response to these events, we bolstered our on-balance sheet liquidity with drawdowns of our available borrowing capacity. Our cash and cash equivalents increased to $2.21 billion at March 31, 2023, up from $506.8 million as of December 31, 2022. Our capital ratios remained strong, with our total capital ratio increasing to 12.25% at March 31, 2023.

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A.

	At or for the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$238,396	$144,872
Interest expense	104,518	11,696
Net interest income	133,878	133,176
Provision (credit) for credit losses	1,700	(11,000)
Net interest income after provision (credit) for credit losses	132,178	144,176
Noninterest income	10,978	13,186
Noninterest expense	90,354	75,373
Income before income tax provision	52,802	81,989
Income tax provision	13,681	21,251
Net income	$39,121	$60,738
Per Share Data:
Earnings per common share - basic	$0.33	$0.51
Earnings per common share - diluted	$0.33	$0.50
Book value per common share (period end)	$17.17	$16.96
Cash dividends declared per common share	$0.14	$0.14
Tangible book value per common share (period end) (1)	$13.26	$13.04
Number of common shares outstanding (period end)	119,865,732	120,327,689
Weighted average shares - basic	119,551,247	120,131,380
Weighted average shares - diluted	120,242,295	121,089,474
Tangible common equity to tangible assets ratio (1)	7.91%	9.05%

Average Balance Sheet Data:
Assets	$19,087,170	$17,742,402
Investment securities	2,248,479	2,621,220
Loans receivable and loans held for sale	15,235,386	13,871,974
Deposits	15,802,759	14,948,633
Stockholders’ equity	2,046,159	2,090,755

	Three Months Ended March 31,
	2023	2022
Selected Performance Ratios:
Return on average assets (2)	0.82%	1.37%
Return on average stockholders’ equity (2)	7.65%	11.62%
Return on average tangible equity (1) (2)	9.93%	15.01%
Dividend payout ratio (dividends per share/diluted EPS)	42.42%	27.91%
Efficiency ratio (3)	62.38%	51.50%
Net interest spread	1.88%	3.01%
Net interest margin (4)	3.02%	3.21%

	March 31, 2023	March 31, 2022
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$20,568,884	$17,803,814
Investment securities AFS and HTM	2,231,989	2,492,486
Loans receivable	15,064,849	14,066,674
Deposits	15,828,209	14,515,128
FHLB and FRB borrowings	2,130,000	772,000
Convertible notes, net	206,658	216,444
Subordinated debentures	106,875	105,652
Stockholders’ equity	2,058,580	2,041,057

Regulatory Capital Ratios (5)
Tier 1 leverage capital ratio (6)	10.13%	10.37%
Common equity Tier 1 capital ratio	10.75%	11.02%
Tier 1 capital ratio	11.36%	11.68%
Total capital ratio	12.25%	12.49%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.09%	1.05%
Allowance for credit losses to nonaccrual loans	207.38%	279.70%
Nonaccrual loans to loans receivable	0.52%	0.37%
Nonperforming loans to loans receivable (7)	0.53%	0.71%
Nonperforming assets to total assets (7)	0.39%	0.58%
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
(5)The ratios generally required to meet the definition of a “well-capitalized” financial institution under certain banking regulations are 5.0% leverage capital, 6.5% common equity tier 1 capital, 8.0% tier 1 capital, and 10.0% total capital.
(6)Calculations are based on average quarterly asset balances.
(7)Nonperforming assets consist of nonperforming loans and OREO. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.

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

	March 31, 2023	March 31, 2022
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,058,580	$2,041,057
Less: Goodwill and core deposit intangible assets, net	(469,728)	(471,634)
Tangible common equity	$1,588,852	$1,569,423

Total assets	$20,568,884	$17,803,814
Less: Goodwill and core deposit intangible assets, net	(469,728)	(471,634)
Tangible Assets	$20,099,156	$17,332,180

Common shares outstanding	119,865,732	120,327,689

Tangible book value per common share	$13.26	$13.04
Tangible common equity to tangible assets ratio	7.91%	9.05%
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

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net income	$39,121	$60,738

Average stockholders’ equity	$2,046,159	$2,090,755
Less: Average goodwill and core deposit intangible assets, net	(469,992)	(471,921)
Average tangible equity	$1,576,167	$1,618,834

Return on average tangible equity (annualized)	9.93%	15.01%
Return on average tangible equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the first quarter of 2023 was $39.1 million, or $0.33 per diluted common share, compared with $60.7 million, or $0.50 per diluted common share, for the same period of 2022, which was a decrease of $21.6 million, or 35.6%. The year-over-year decrease in net income was primarily due to the increase in provision for credit losses and an increase in noninterest expense.
Net Interest Income and Net Interest Margin
Net Interest Income
A principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, and the interest paid on deposits, borrowed funds, and convertible notes. Net interest income expressed as a percentage of average interest earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest earning assets less the cost of average interest bearing liabilities. Net interest income is affected by changes in the balances of interest earning assets and interest bearing liabilities and changes in the yields earned on interest earning assets and the rates paid on interest bearing liabilities.
Comparison of Three Months Ended March 31, 2023 with the Three Months Ended March 31, 2022
Net interest income before provision for credit losses was $133.9 million for the first quarter of 2023 compared with $133.2 million for the same period of 2022, an increase of $702 thousand, or 0.5%. The year-over-year increase in net interest income was driven by expanding yields on earning assets, a favorable shift in our mix of earning assets, and growth in average loans, partially offset by a higher cost of deposits and an increase in average interest bearing deposits and borrowings. The expanding earning asset yields and higher deposit costs reflected rising market interest rates during the period. The target Federal Funds rate increased to 5.00% as of March 31, 2023, up from 0.50% as of March 31, 2022.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities. The net interest margin for the first quarter of 2023 was 3.02%, a decrease of 19 basis points from 3.21% for the same period of 2022. The decrease in net interest margin for the three months ended March 31, 2023, compared with the three months ended March 31, 2022, was primarily due to the increase in interest bearing deposit costs as a result of the Federal Funds rate hikes since 2022, and increased competition. The increase in interest bearing deposit costs was partially offset by expanding earning asset yields.
The weighted average yield on loans increased to 5.75% for the first quarter of 2023, up from 3.88% for the first quarter of 2022. This was driven by the upward repricing of our variable rate loans in a rising interest rate environment, and higher rates on new loan originations. At March 31, 2023, variable interest rate loans made up approximately 45% of the loan portfolio. For the three months ended March 31, 2023, the average weighted rate on new loan originations was 7.53%, compared with 3.54% for the three months ended March 31, 2022.
The weighted average yield on investment securities for the first quarter of 2023 was 2.73% compared with 1.80% for the same period of 2022. This was due to higher rates on new purchases of investment securities, and an upward repricing of variable rate investments. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average yield on interest earning cash and deposits at other banks for the first quarter of 2023 was 5.69%, compared with 0.20% for the same period of 2022. The yield on interest earning cash and deposits at other banks is tied to the Federal Funds rate, increasing alongside Federal Funds rate hikes.
The weighted average cost of deposits for the first quarter of 2023 was 2.41%, an increase of 217 basis points from 0.24% for the same period of 2022. The year-over-year increase in cost of deposits was driven by rising market interest rates and increased competition for deposits.
The weighted average cost of FHLB and FRB borrowings for the first quarter of 2023 was 4.02%, an increase of 287 basis points from 1.15% for the same period of 2022. The year-over-year increase in the cost of FHLB and FRB borrowings was a result of the overall increase in market rates.

The weighted average cost of our convertible notes for the three months ended March 31, 2023 and 2022 was 2.44% and 2.45%, respectively. The cost of our convertible notes consists of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance costs.
The weighted average cost of other borrowings (subordinated debentures) for the first quarter of 2023 was 9.46%, an increase of 548 basis points from 3.98% for the same period of 2022. Subordinated debentures have variable interest rates that are tied to the three-month LIBOR rate, and our cost increased alongside the year-over-year increase in LIBOR.
The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$15,235,386	$215,935	5.75%	$13,871,974	$132,672	3.88%
Investment securities AFS and HTM(3)	2,248,479	15,125	2.73%	2,621,220	11,656	1.80%
Interest earning cash and deposits at other banks	473,344	6,641	5.69%	284,342	137	0.20%
FHLB stock and other investments	47,043	695	5.99%	68,432	407	2.41%
Total interest earning assets	18,004,252	238,396	5.37%	16,845,968	144,872	3.49%
Total noninterest earning assets	1,082,918			896,434
Total assets	$19,087,170			$17,742,402

INTEREST BEARING LIABILITIES:
Deposits:
Money market and NOW	$5,341,057	$43,118	3.27%	$6,337,866	$5,701	0.36%
Savings	256,194	827	1.31%	318,508	927	1.18%
Time deposits	5,543,369	50,122	3.67%	2,619,491	2,048	0.32%
Total interest bearing deposits	11,140,620	94,067	3.42%	9,275,865	8,676	0.38%
FHLB and FRB borrowings	676,444	6,698	4.02%	242,556	687	1.15%
Convertible notes, net	217,114	1,322	2.44%	216,305	1,323	2.45%
Other borrowings, net	102,791	2,431	9.46%	101,577	1,010	3.98%
Total interest bearing liabilities	12,136,969	104,518	3.49%	9,836,303	11,696	0.48%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	4,662,139			5,672,768
Other liabilities	241,903			142,576
Stockholders’ equity	2,046,159			2,090,755
Total liabilities and stockholders’ equity	$19,087,170			$17,742,402

Net interest income/net interest spread		$133,878	1.88%		$133,176	3.01%
Net interest margin			3.02%			3.21%
Cost of deposits			2.41%			0.24%
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

	Three Months Ended March 31, 2023 over March 31, 2022
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$83,263	$69,159	$14,104
Investment securities AFS and HTM	3,469	5,311	(1,842)
Interest earning cash and deposits at other banks	6,504	6,354	150
FHLB stock and other investments	288	448	(160)
Total interest income	$93,524	$81,272	$12,252
INTEREST EXPENSE:
Money market and NOW	$37,417	$38,452	$(1,035)
Savings	(100)	94	(194)
Time deposits	48,074	43,480	4,594
FHLB and FRB borrowings	6,011	3,502	2,509
Convertible notes, net	(1)	(6)	5
Other borrowings, net	1,421	1,409	12
Total interest expense	$92,822	$86,931	$5,891
NET INTEREST INCOME	$702	$(5,659)	$6,361

Provision for Credit Losses
The provision for credit losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The provision for credit losses for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, examinations of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that, in management’s judgment, is adequate to absorb probable lifetime losses inherent in our loan portfolio. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses; actual credit losses may vary in material respects from current estimates. If the allowance for credit losses is inadequate, we may be required to record additional provisions, which may have a material and adverse effect on our business, financial condition, and results of operations.
The provision for credit losses for the first quarter of 2023 was $1.7 million, an increase of $12.7 million from $11.0 million in negative provision for credit losses for the same period of the prior year. During the first quarter of 2022, we had a large recovery of $17.3 million on a previously charged off loan, which reduced the amount of provision for credit losses required for the first quarter of 2022 and caused a negative provision in that period. The positive provision for credit losses for the first quarter of 2023 reflected growth in the allowance of credit losses.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer fees, swap fee income, net gains on sales of loans, and other income and fees. Noninterest income for the first quarter of 2023 was $11.0 million compared with $13.2 million for the first quarter of 2022, a decrease of $2.2 million, or 16.7%.
Noninterest income by category is summarized in the table below:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,221	$1,974	$247	12.5%
International service fees	1,088	794	294	37.0%
Wire transfer fees	773	900	(127)	(14.1)%
Swap fees	42	785	(743)	(94.6)%
Net gains on sales of SBA loans	2,225	5,603	(3,378)	(60.3)%
Net gains on sales of residential mortgage loans	64	757	(693)	(91.5)%
Other income and fees	4,565	2,373	2,192	92.4%
Total noninterest income	$10,978	$13,186	$(2,208)	(16.7)%

The year-over-year decrease in noninterest income was primarily attributable to lower net gains on sales of loans and lower swap fees, partially offset by an increase in other income and fees.
During the three months ended March 31, 2023, we sold $40.7 million in SBA guaranteed loans and recorded $2.2 million in net gains on sale of SBA loans. During the three months ended March 31, 2022, we sold $58.1 million in SBA guaranteed loans and recorded $5.6 million in net gains on sale of SBA loans.
During the three months ended March 31, 2023, we sold $7.3 million in residential mortgage loans and recorded $64 thousand in net gains on sale of residential mortgage loans. During the three months ended March 31, 2022, we sold $37.8 million in residential mortgage loans and recorded $757 thousand in net gains on sale of residential mortgage loans.

Noninterest Expense
Noninterest expense for the first quarter of 2023 was $90.4 million, an increase of $15.0 million, or 19.9%, from $75.4 million for the first quarter of 2022.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$57,169	$47,745	$9,424	19.7%
Occupancy	7,521	7,335	186	2.5%
Furniture and equipment	5,058	4,644	414	8.9%
Data processing and communications	2,822	2,461	361	14.7%
Professional fees	1,543	2,211	(668)	(30.2)%
Amortization of investments in affordable housing partnerships	1,716	2,019	(303)	(15.0)%
FDIC assessments	1,781	1,569	212	13.5%
Earnings credit rebates	4,427	476	3,951	830.0%
Other	8,317	6,913	1,404	20.3%
Total noninterest expense	$90,354	$75,373	$14,981	19.9%

The year-over-year increase in noninterest expense was primarily driven by higher salaries and employee benefits and increased earnings credit rebates.
Salaries and employee benefits expense increased $9.4 million, or 19.7%, for the first quarter of 2023 compared with the same period in 2022. The year-over-year increase reflected inflation and higher rates of compensation in a competitive staffing market. Also included in 2023 first quarter salaries and employee benefits expense was $1.7 million of severance costs, primarily related to a staffing rationalization implemented during the first quarter of 2023. The staff reduction is estimated to result in $12.0 million in annual cost savings. The number of full-time equivalent employees decreased from 1,509 at March 31, 2022, to 1,467 at March 31, 2023.
Occupancy expense increased by $186 thousand, or 2.5%, for the first quarter of 2023 compared with the same period in 2022, primarily due to an increase in lease and occupancy related expenses. Furniture and equipment expense increased by $414 thousand, or 8.9%, for the first quarter of 2023 compared with the same period in 2022, due to higher software depreciation, software subscription expenses, and IT related expenses.
We invest in affordable housing partnerships and receive Community Reinvestment Act credits and tax credits to reduce our overall effective tax rate. Amortization of investments in affordable housing partnerships are recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors could take each year. We amortize the initial cost of the investments in affordable housing partnerships as tax deductions. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three months ended March 31, 2023 and 2022, total tax credits related to our investment in affordable housing partnerships was approximately $2.0 million and $2.2 million, respectively. The balance of investments in affordable housing partnerships decreased from $56.4 million at March 31, 2022 to $46.0 million at March 31, 2023.
Earnings credit rebates increased to $4.4 million for the first quarter of 2023, compared with $476 thousand in the year-ago period. Earnings credit rebates are provided to certain commercial depositors to help offset deposit service charges incurred. The earnings credit rebates are tied to short term interest rates and have increased as interest rates have risen since mid-2022.
Provision for Income Taxes
Income tax provision expense was $13.7 million and $21.3 million for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rates were 25.91% and 25.92% for the three months ended March 31, 2023 and 2022, respectively.

Financial Condition
At March 31, 2023, our total assets were $20.57 billion, an increase of $1.40 billion, or 7.3%, from $19.16 billion at December 31, 2022. The increase in total assets was due to an increase in interest earning cash in other banks partially offset by a decrease in loans receivable during the three months ended March 31, 2023.
Investment Securities Portfolio
At March 31, 2023, we had $1.96 billion in investment securities AFS compared with $1.97 billion at December 31, 2022. The net unrealized loss on the investment securities AFS at March 31, 2023, was $286.1 million compared with a net unrealized loss on securities of $317.3 million at December 31, 2022. The change in unrealized loss on investment securities AFS from December 31, 2022 to March 31, 2023 was due to the interest rate environment.
As of March 31, 2023, we had $272.3 million in investment securities HTM compared with $271.1 million at December 31, 2022. We have the ability and intent to hold securities classified as HTM to maturity.
During the three months ended March 31, 2023, $8.3 million in investment securities were purchased and $50.4 million in investment securities were paid down. For the three months ended March 31, 2023, there were no investment securities that matured, were called, or were sold.
We performed an analysis on our investment securities in unrealized loss positions as of March 31, 2023 and December 31, 2022, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined to have a zero loss expectation. At March 31, 2023, we also had 18 asset-backed securities, six corporate securities, and 58 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we expect full payment of principal and interest.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at March 31, 2023, totaled $42.7 million, an increase of $316 thousand, or 0.7%, from $42.4 million at December 31, 2022.
At March 31, 2023 and December 31, 2022, total equity investments with readily determinable fair values totaled $4.4 million and $4.3 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $38.3 million and $38.1 million in equity investments without readily determinable fair values as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, equity investments without readily determinable fair values included $37.0 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three months ended March 31, 2023 and 2022.

Loans Held For Sale
Loans held for sale at March 31, 2023, totaled $125.3 million compared with $49.2 million at December 31, 2022, representing an increase of $76.0 million, or 154.4%. The increase in loans held for sale was primarily due to increases in SBA and other loans held for sale. Loans held for sale at March 31, 2023, included $45.6 million in SBA loans held for sale, $532 thousand in residential mortgage loans held for sale and $79.2 million in commercial real estate and commercial business loans. At December 31, 2022, loans held for sale consisted of $48.8 million in commercial real estate and commercial business loans, and $450 thousand in residential mortgage loans. During the three months ended March 31, 2023, we sold $109.8 million in loans consisting of $40.7 million in SBA loans, $7.3 million in residential mortgage loans, and $61.9 million in commercial business and commercial real estate loans.
Loans Receivable
At March 31, 2023, loans receivable totaled $15.06 billion, a decrease of $338.7 million, or 2.2%, from $15.40 billion at December 31, 2022. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	March 31, 2023		December 31, 2022
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Commercial real estate	$9,373,529	63%	$9,414,580	61%
Commercial business	4,821,270	31%	5,109,532	33%
Residential mortgage	837,500	6%	846,080	6%
Consumer and other	32,550	—%	33,348	—%
Total loans receivable, net of deferred costs and fees	15,064,849	100%	15,403,540	100%
Allowance for credit losses	(163,544)		(162,359)
Loans receivable, net of allowance for credit losses	$14,901,305		$15,241,181
The year-to-date decrease in our total loans receivable was primarily due to a decrease of $288.3 million in commercial business loans, a decrease of $41.1 million in commercial real estate loans, and a decrease of $8.6 million in residential mortgage loans. The year-to-date decrease in commercial business loans was largely driven by a decline in the utilization of warehouse lines of credit, as well as principal paydowns.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to extend credit	$3,139,215	$2,856,263
Standby letters of credit	136,373	132,538
Other commercial letters of credit	35,819	22,376
Total	$3,311,407	$3,011,177

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, and OREO, totaled $80.2 million at March 31, 2023, compared with $69.4 million at December 31, 2022. We adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Therefore, accruing TDR loans are no longer included in nonperforming assets. Nonperforming assets as of December 31, 2022, included accruing TDR loans of $16.9 million. The ratio of nonperforming assets to total assets was 0.39% at March 31, 2023, compared with 0.36% at December 31, 2022. Nonaccrual loans to loans receivable increased to 0.52% at March 31, 2023, from 0.32% at December 31, 2022. The year-to-date increase in nonaccrual loans and the nonaccrual loans ratio was primarily due to one loan totaling $18.2 million. This loan was fully secured and is expected to be resolved by mid-year 2023 with a minimal risk of loss.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans (1)	$78,861	$49,687
Loans 90 days or more days past due, still accruing	364	401
Accruing restructured loans (2)	—	16,931
Total nonperforming loans	79,225	67,019
OREO	938	2,418
Total nonperforming assets	$80,163	$69,437

Nonaccrual loans to loans receivable	0.52%	0.32%
Nonperforming loans to loans receivable	0.53%	0.44%
Nonperforming assets to total assets	0.39%	0.36%
Allowance for credit losses to nonaccrual loans	207.38%	326.76%
Allowance for credit losses to nonperforming loans (2)	206.43%	242.26%
Allowance for credit losses to nonperforming assets (2)	204.01%	233.82%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $7.6 million as of March 31, 2023 and $9.8 million as of December 31, 2022.
(2)    The Company adopted ASU 2022-02 on January 1, 2023 which eliminated the concept of TDR loans from GAAP. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.

Allowance for Credit Losses
The ACL was $163.5 million at March 31, 2023, compared with $162.4 million at December 31, 2022. The ACL was 1.09% and 1.05% of loans receivable at March 31, 2023 and December 31, 2022, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at March 31, 2023 and December 31, 2022 totaled $8.4 million and $9.1 million, respectively. ACL on individually evaluated loans decreased to $3.6 million at March 31, 2023, from $3.9 million at December 31, 2022.
Third-party economic forecasts used in the calculation of the March 31, 2023 ACL reflected a mixed outlook compared to economic forecasts used in the calculation of the December 31, 2022 ACL, with a slightly higher projected GDP growth, but a lower projected CRE price index. The third-party economic forecast did not fully capture the impact of recent events in the banking industry, namely the March 2023 bank failures. As a result, management set aside additional qualitative reserve to account for potential risk associated with continued banking industry disruption, increasing the ACL at March 31, 2023, compared with December 31, 2022.
The following table reflects our allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Commercial real estate	$108,835	$95,884
Commercial business	42,790	56,872
Residential mortgage	11,253	8,920
Consumer and other	666	683
Total	$163,544	$162,359

Allowance for credit losses to loans receivable	1.09%	1.05%
Our ACL coverage ratio as of March 31, 2023, increased to 1.09%, up from 1.05% as of December 31, 2022. Higher ACL for our commercial real estate loans reflects a decline in the projected commercial real estate price index in the March 2023 economic forecast compared to the December 2022 economic forecast. The change in the ACL on commercial business loans reflects model changes related to expanded industry segmentation, and a higher expected GDP growth in the March 2023 economic forecast compared to the December 2022 economic forecast.
The increase in total ACL as of March 31, 2023, compared with December 31, 2022, consisted of an increase in ACL for collectively evaluated loans. The allowance requirement for loans evaluated on a collective basis increased to $160.0 million at March 31, 2023, compared with $158.5 million at December 31, 2022. ACL for individually evaluated loans decreased to $3.6 million at March 31, 2023, down from $3.9 million at December 31, 2022.

The following table presents the provisions (credit) for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
LOANS:
Average loans	$15,235,386	$13,871,974
Loans receivable (end of period)	$15,064,849	$14,066,674

ALLOWANCE:
Balance, beginning of period	$162,359	$140,550
Less loan charge offs:
Commercial real estate	—	(1,275)
Commercial business	(440)	(177)
Consumer and other	(55)	(51)
Total loan charge offs	(495)	(1,503)
Plus loan recoveries:
Commercial real estate	69	17,693
Commercial business	284	1,706
Consumer and other	34	4
Total loan recoveries	387	19,403
Net loan (charge offs) recoveries	(108)	17,900
ASU 2022-02 day 1 adjustment	(407)	—
Provision (credit) for credit losses	1,700	(11,000)
Balance, end of period	$163,544	$147,450

Net loan charge offs (recoveries) to average loans*	0.00%	(0.52)%
Allowance for credit losses to loans receivable at end of period	1.09%	1.05%

__________________________________
*    Annualized
Net loan charge offs (recoveries) as a percentage of average loans and allowance for credit losses was 0.00% for the three months ended March 31, 2023, compared with net recoveries of (0.52)% for the three months ended March 31, 2022, reflecting minimal net charge offs for the first quarter of 2023 and a large recovery of $17.3 million during the first quarter of 2022.
We believe the ACL as of March 31, 2023 was adequate to absorb lifetime losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts. Among other things, if the effects of the banking industry disruption, rising inflation, potential economic recession, and the war in Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated amounts, which could have a material and adverse effect on our financial condition and results of operations.
At March 31, 2023, we had $47.7 million in loan accrued interest receivables compared with $47.3 million at December 31, 2022.

Investments in Affordable Housing Partnerships
At March 31, 2023, we had $46.0 million in investments in affordable housing partnerships compared with $47.7 million at December 31, 2022. The decrease in investments in affordable housing partnerships resulted from amortizations during the three months ended March 31, 2023. Commitments to fund investments in affordable housing partnerships totaled $9.6 million at March 31, 2023, compared with $11.8 million at December 31, 2022.
OREO
At March 31, 2023, OREO, net totaled $938 thousand, compared with $2.4 million at December 31, 2022. During the three months ended March 31, 2023, there were no loans transferred to OREO and we sold one OREO property with a carrying balance of $1.5 million. OREO are presented on the balance sheet net of OREO valuation allowances. The OREO valuation allowance at March 31, 2023, totaled $0 compared with $1.4 million at December 31, 2022.
Deposits, Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At March 31, 2023, deposits increased $89.4 million, or 0.6%, to $15.83 billion, up from $15.74 billion at December 31, 2022. The increase in deposits was primarily due to an increase in time deposits, partially offset by decreases in demand deposits and money market and NOW accounts. Time deposits increased $1.77 billion during the three months ended March 31, 2023. Demand deposits decreased $344.9 million during the three months ended March 31, 2023, and money market and NOW accounts decreased $1.28 billion.
At March 31, 2023, 28.4% of total deposits were noninterest bearing demand deposits, 42.7% were time deposits, and 28.9% were interest bearing money market, NOW accounts, and savings deposits. At December 31, 2022, 30.8% of total deposits were noninterest bearing demand deposits, 31.7% were time deposits, and 37.5% were interest bearing money market, NOW accounts, and savings deposits.
At March 31, 2023, we had $2.27 billion in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $1.18 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2022. The year-to-date increase in brokered deposits reflected the recent banking industry disruption caused by multiple bank failures in March 2023. The California State Treasurer time deposits at March 31, 2023, had original maturities of six months, a weighted average interest rate of 4.27%, and were collateralized with securities with a total fair value of $345.8 million. At March 31, 2023, time deposits of more than $250 thousand totaled $2.47 billion, compared with $2.39 billion at December 31, 2022.
The Bank’s estimated uninsured and uncollateralized deposits at March 31, 2023, totaled $6.19 billion, or approximately 38% of the Bank’s total deposits, compared with $6.48 billion, or approximately 41%, at December 31, 2022. Uninsured and uncollateralized deposits are estimated based on the portion of account balances in excess of FDIC insurance limits plus deposits that are not collateralized.
The following is a schedule of time deposit maturities as of March 31, 2023:

	March 31, 2023
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,573,169	24%
Over three months through six months	894,493	13%
Over six months through nine months	2,201,287	33%
Over nine months through twelve months	1,855,374	27%
Over twelve months	235,563	3%
Total time deposits	$6,759,886	100%

FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At March 31, 2023, borrowings totaled $2.13 billion, consisting of $100.0 million in FHLB borrowings and $2.03 billion in FRB borrowings, compared with $865.0 million in borrowings at December 31, 2022, consisting of $600.0 million in FHLB borrowings and $265.0 million in FRB borrowings. At March 31, 2023 and December 31, 2022, the average weighted remaining maturity of total FHLB and FRB borrowings was eight months and one month, respectively. At March 31, 2023, FRB borrowings included $1.40 billion in borrowings from the BTFP at an average weighted rate of 4.49% maturing in March 2024. Given its attractive cost and structure, we utilized the BTFP in March 2023 to bolster our on-balance sheet liquidity in response to the banking industry disruption caused by the multiple bank failures that month. Correspondingly, our cash and cash equivalent levels increased to $2.21 billion as of March 31, 2023, up from $506.8 million as of December 31, 2022.
We did not have federal funds purchased at March 31, 2023, and December 31, 2022.
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Debentures totaled $106.9 million at March 31, 2023, and $106.6 million at December 31, 2022. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date (see footnote 10 “Subordinated Debentures and Convertible Notes” for additional information regarding Debentures issued).
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The convertible notes pay interest on a semi-annual basis to holders of the notes. The convertible notes can be called by us, in whole or in part, at any time after five years for the original issued amount in cash. Holders of the notes can put the notes for cash on the fifth, tenth, and fifteenth year of the notes. The net carrying balance of convertible notes at March 31, 2023, was $206.7 million, net of $112 thousand in uncapitalized issuance costs. During the three months ended March 31, 2023, the Company repurchased partially its notes in the aggregate principal amount of $10.7 million and recorded a gain on debt extinguishment of $236 thousand. At December 31, 2022, the net carrying balance of convertible notes was $217.1 million, net of $352 thousand in uncapitalized issuance costs. In April 2023, the Company notified convertible note holders that they have the right to surrender their notes for repurchase by the Company for cash on May 15, 2023.
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
We enter into interest rate contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We utilize interest rate contracts, interest rate floors, and interest rate caps to help manage the risk of changing interest rates. We also sell interest rate contracts to certain adjustable rate commercial loan customers to fix the interest rate on their floating rate loans. When the fixed rate interest rate contract is originated with the customer, an identical offsetting interest rate contract is also entered into by us with a correspondent bank.
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
Total stockholders’ equity was $2.06 billion at March 31, 2023, compared with $2.02 billion at December 31, 2022. During the three months ended March 31, 2023, stockholders’ equity increased by $39.3 million due to net income earned of $39.1 million, an increase in accumulated other comprehensive income of $16.6 million, and an increase to beginning retained earnings of $287 thousand, net of tax resulting from the Company’s adoption of ASU 2022-02, offset partially by dividends paid of $16.7 million and additional paid-in capital consisting of $26 thousand in stock based compensation. The increase in accumulated other comprehensive income from December 31, 2022 to March 31, 2023, reflects a decrease in unrealized losses on our investment securities AFS because of changes to market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the new plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. As of March 31, 2023, we had $35.3 million remaining of the $50.0 million stock repurchase plan.

At March 31, 2023 and December 31, 2022, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the table below.

	March 31, 2023
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$1,815,125	10.75%	N/A	N/A	N/A	N/A
Total capital (to risk-weighted assets)	$2,068,433	12.25%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,918,098	11.36%	N/A	N/A	N/A	N/A
Tier 1 leverage capital (to average assets)	$1,918,098	10.13%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital (to risk-weighted assets)	$1,885,361	11.17%	$1,097,148	6.50%	$788,213	4.67%
Total capital (to risk-weighted assets)	$2,035,696	12.06%	$1,687,920	10.00%	$347,776	2.06%
Tier 1 capital (to risk-weighted assets)	$1,885,361	11.17%	$1,350,336	8.00%	$535,025	3.17%
Tier 1 leverage capital (to average assets)	$1,885,361	9.96%	$946,321	5.00%	$939,040	4.96%

	December 31, 2022
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity Tier 1 capital (to risk-weighted assets)	$1,799,020	10.55%	N/A	N/A	N/A	N/A
Total capital (to risk-weighted assets)	$2,041,319	11.97%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,901,685	11.15%	N/A	N/A	N/A	N/A
Tier 1 leverage capital (to average assets)	$1,901,685	10.15%	N/A	N/A	N/A	N/A
Bank of Hope
Common equity Tier 1 capital (to risk-weighted assets)	$2,049,973	12.03%	$1,107,847	6.50%	$942,126	5.53%
Total capital (to risk-weighted assets)	$2,189,607	12.85%	$1,704,380	10.00%	$485,227	2.85%
Tier 1 capital (to risk-weighted assets)	$2,049,973	12.03%	$1,363,504	8.00%	$686,469	4.03%
Tier 1 leverage capital (to average assets)	$2,049,973	10.94%	$936,925	5.00%	$1,113,048	5.94%

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
Our primary sources of liquidity are derived from financing activities, which include deposits, federal funds facilities, and borrowings from the FHLB and the FRB’s Discount Window and Bank Term Funding Program (“BTFP”). These funding sources are augmented by payments of principal and interest on loans and securities, proceeds from sale of loans, and the liquidation or sale of securities from our available for sale portfolio or sale of equity investments. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.
At March 31, 2023, our total borrowing capacity, cash and cash equivalents, and unpledged securities totaled $7.99 billion, up from $7.23 billion as of December 31, 2022. At March 31, 2023, our borrowing capacity comprised $4.64 billion from the FHLB ($4.54 billion unused and available to borrow), $2.48 billion from the FRB ($447.4 million unused and available to borrow), and $426.2 million of Fed funds facilities with other banks (entirely unused). In addition to these lines, cash and cash equivalents, interest earning cash deposits and deposits with other banks totaled $2.21 billion, and unpledged investment securities AFS amounted to $358.5 million. We believe our liquidity sources are more than sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
One of the methods we use to monitor interest rate risk is through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2023, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose is illustrated in the following table:

	March 31, 2023		December 31, 2022
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	18.99%	(3.91)%	9.86%	(6.01)%
+ 100 basis points	9.50%	(1.48)%	4.94%	(2.57)%
- 100 basis points	(9.31)%	0.21%	(4.57)%	1.58%
- 200 basis points	(18.83)%	(1.08)%	(9.25)%	1.42%

LIBOR Transition
The Company has financial instruments that are indexed to LIBOR including investment securities, loans, derivatives, subordinated debentures, and other financial contracts as of March 31, 2023. The Company’s LIBOR committee has identified all financial instruments that are indexed to LIBOR and maturing after June 30, 2023. Since January 1, 2022, the Company has ceased to originate any LIBOR based financial instruments. The Company has limited LIBOR exposures subsequent to June 2023, and is on track to transition financial instruments indexed to LIBOR to an alternative index. The transition away from LIBOR is not expected to have a material impact on the Company’s consolidated financial statements. For additional information about our associated risks, please refer to Item 1A, Risk Factors, in our 2022 Form 10-K.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $225 thousand at March 31, 2023. It is reasonably possible the Company may incur losses. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.Risk Factors

Other than the risk factor set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and this Quarterly report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, results of operations, and stock price.
We may be adversely affected by the lack of soundness of other financial institutions.
The recent failures of some depository institutions have raised concerns among depositors that their deposits may be at risk. While we believe the Bank is operated in a safe and sound manner, a market-wide loss of depositor confidence caused by the failures, or the perceived unsoundness, of other depository institutions could lead to deposit outflows at the Bank, potentially at levels that could materially and adversely affect our business, financial condition, results of operations and stock price.
Our ability to engage in routine funding transactions could be adversely affected by the actions and lack of soundness of other financial institutions. Financial services companies may be interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial services companies, or the financial services industry in general, could lead to market-wide liquidity problems and losses or defaults by financial institutions. These losses could have a material and adverse effect on our business, financial condition, results of operations and stock price.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2023.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended March 31, 2023.
The following table summarizes share repurchase activities during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
January 1, 2023 to January 31, 2023	—	$—	—	$35,333
February 1, 2023 to February 28, 2023	—	—	—	35,333
March 1, 2023 to March 31, 2023	—	—	—	35,333
Total	—	$—	—

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
The Company has purchased life insurance policies on certain key executives and directors known as Bank Owned Life Insurance (or “BOLI”), with the bank owning the policy and also being a policy beneficiary. The Bank records BOLI at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
During 2022, our Human Resources and Compensation Committee and the Board of Directors approved the purchase of a BOLI policy on our Chairman, President & Chief Executive Officer Kevin S. Kim. On May 5, 2023, Mr. Kim entered into an election to participate in the Wilshire State Bank Executive Survivor Income Plan dated July 1, 2005, as amended (the “Plan”, with Wilshire State Bank being the predecessor to Bank of Hope), with the eligibility for a death benefit of $3 million under the Plan if he dies while employed by the Bank.
Mr. Kim has the ability to convert this death benefit to a split dollar arrangement with the Bank at the maximum death benefit amount of $3 million if his employment is terminated by the Bank without Cause, or by him with Good Reason, or he is terminated as a result of his Disability (as such terms are defined in Mr. Kim’s Fourth Amended and Restated Employment Agreement dated April 18, 2022). Otherwise, if there is a Termination of Employment (as defined in the Plan), then the maximum death benefit provided under such arrangement shall be determined as follows based on the year the Termination of Employment occurs: (a) $750 thousand if the year is 2023, (b) $1.5 million if the year is 2024, (c) $2.25 million if the year is 2025, and (d) $3 million if the year is 2026 or later.
The form of the Election to Participate, executed by Mr. Kim and to be executed by all future Plan participants, if any, is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q. This description of the Election to Participate is not intended to be complete and is qualified in its entirety by reference to Exhibit 10.4.

Item 6.Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Separation and Release Agreement, dated January 5, 2023, by and between Hope Bancorp, Inc., Bank of Hope and Alex Ko (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on January 6, 2023)

10.2
Consulting Agreement, dated January 5, 2023, by and between Hope Bancorp, Inc., Bank of Hope and Alex Ko (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on January 6, 2023)

10.3
The Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended (incorporated by reference to Exhibit 10.16 to Wilshire Bancorp, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 14, 2013)

10.4	Form of Election for the Wilshire State Bank Executive Survivor Income Plan dated July 1, 2005*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
__________________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	May 8, 2023	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	May 8, 2023	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer