Form 10-Q
period 2023-06-30
HOPE BANCORP INC
filed 2023-08-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At July 31, 2023, there were 120,018,222 shares of Hope Bancorp, Inc. common stock outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$208,069	$213,774
Interest earning cash in other banks	2,094,270	293,002
Total cash and cash equivalents	2,302,339	506,776
Interest earning deposits in other financial institutions	—	735
Investment securities available for sale (“AFS”), at fair value	1,916,586	1,972,129
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $255,344 and $258,407 at June 30, 2023 and December 31, 2022, respectively	269,760	271,066
Equity investments	42,963	42,396
Loans held for sale, at lower of cost or fair value	49,246	49,245
Loans receivable, net of allowance for credit losses of $172,996 and $162,359 at June 30, 2023 and December 31, 2022, respectively	14,691,814	15,241,181
Other real estate owned (“OREO”), net	938	2,418
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	18,630
Premises and equipment, net	50,513	46,859
Accrued interest receivable	60,118	55,460
Deferred tax assets, net	146,301	150,409
Customers’ liabilities on acceptances	659	818
Bank owned life insurance (“BOLI”)	88,238	77,078
Investments in affordable housing partnerships	44,026	47,711
Operating lease right-of-use assets (“ROU”), net	53,744	55,034
Goodwill	464,450	464,450
Core deposit intangible assets, net	4,830	5,726
Servicing assets, net	11,532	11,628
Other assets	150,831	144,742
Total assets	$20,366,138	$19,164,491

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$4,229,247	$4,849,493
Interest bearing:
Money market and NOW accounts	4,188,584	5,615,784
Savings deposits	224,495	283,464
Time deposits	6,977,026	4,990,060
Total deposits	15,619,352	15,738,801
FHLB and Federal Reserve Bank (“FRB”) borrowings	2,260,000	865,000
Convertible notes, net	444	217,148
Subordinated debentures, net	107,188	106,565
Accrued interest payable	109,236	26,668
Acceptances outstanding	659	818
Operating lease liabilities	57,951	59,088
Commitments to fund investments in affordable housing partnerships	9,322	11,792
Other liabilities	133,988	119,283
Total liabilities	$18,298,140	$17,145,163
Commitments and contingent liabilities (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 137,397,723 and 120,014,888 shares, respectively, at June 30, 2023, and issued and outstanding 136,878,044 and 119,495,209 shares, respectively, at December 31, 2022	$137	$137
Additional paid-in capital	1,433,788	1,431,003
Retained earnings	1,127,624	1,083,712
Treasury stock, at cost; 17,382,835 and 17,382,835 shares at June 30, 2023 and December 31, 2022, respectively	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(228,884)	(230,857)
Total stockholders’ equity	2,067,998	2,019,328
Total liabilities and stockholders’ equity	$20,366,138	$19,164,491

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$225,671	$145,024	$441,606	$277,696
Interest on investment securities	15,534	12,308	30,659	23,964
Interest on cash and deposits at other banks	25,295	74	30,217	211
Interest on other investments	684	418	1,379	825
Total interest income	267,184	157,824	503,861	302,696
INTEREST EXPENSE:
Interest on deposits	109,724	12,220	202,072	20,896
Interest on FHLB and FRB borrowings	23,622	1,457	30,320	2,144
Interest on other borrowings and debt	3,149	2,609	6,902	4,942
Total interest expense	136,495	16,286	239,294	27,982
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	130,689	141,538	264,567	274,714
PROVISION (CREDIT) FOR CREDIT LOSSES	8,900	3,200	10,600	(7,800)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	121,789	138,338	253,967	282,514
NONINTEREST INCOME:
Service fees on deposit accounts	2,325	2,270	4,546	4,244
International service fees	854	744	1,942	1,538
Wire transfer fees	850	858	1,623	1,758
Swap fees	674	175	716	960
Net gains on sales of SBA loans	1,872	5,804	4,097	11,407
Net gains on sales of residential mortgage loans	82	76	146	833
Other income and fees	10,357	2,819	14,922	5,192
Total noninterest income	17,014	12,746	27,992	25,932
NONINTEREST EXPENSE:
Salaries and employee benefits	52,305	51,058	109,474	98,803
Occupancy	6,967	7,178	14,488	14,513
Furniture and equipment	5,393	4,778	10,451	9,422
Data processing and communications	2,917	2,893	5,739	5,354
Professional fees	1,416	1,582	2,959	3,793
Amortization of investments in affordable housing partnerships	1,912	1,844	3,628	3,863
FDIC assessments	4,691	1,450	6,472	3,019
Earned interest credit	5,090	835	9,517	1,311
Other	6,642	8,747	14,959	15,660
Total noninterest expense	87,333	80,365	177,687	155,738
INCOME BEFORE INCOME TAXES	51,470	70,719	104,272	152,708
INCOME TAX PROVISION	13,448	18,631	27,129	39,882
NET INCOME	$38,022	$52,088	$77,143	$112,826
EARNINGS PER COMMON SHARE
Basic	$0.32	$0.43	$0.64	$0.94
Diluted	$0.32	$0.43	$0.64	$0.93

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$38,022	$52,088	$77,143	$112,826
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities AFS	(31,071)	(55,658)	144	(196,931)
Change in unrealized net holding losses on securities transferred from AFS to HTM	—	(36,576)	—	(36,576)
Change in unrealized net holding gains on interest rate contracts used in cash flow hedges	13,653	2,006	7,715	6,008
Reclassification adjustments for net (gains) losses realized in net income	(3,322)	(38)	(5,060)	26
Tax effect	6,113	26,724	(826)	67,178
Other comprehensive (loss) income, net of tax	(14,627)	(63,542)	1,973	(160,295)
Total comprehensive income (loss)	$23,395	$(11,454)	$79,116	$(47,469)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, MARCH 31, 2022	120,327,689	$137	$1,422,602	$976,483	$(250,000)	$(108,165)	$2,041,057
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	185,236						—
Stock-based compensation			2,289				2,289
Cash dividends declared on common stock ($0.14 per share)				(16,856)			(16,856)
Comprehensive loss:
Net income				52,088			52,088
Other comprehensive loss						(63,542)	(63,542)
Repurchase of treasury stock	(1,038,986)				(14,667)		(14,667)
BALANCE, JUNE 30, 2022	119,473,939	$137	$1,424,891	$1,011,715	$(264,667)	$(171,707)	$2,000,369

BALANCE, MARCH 31, 2023	119,865,732	$137	$1,430,977	$1,106,390	$(264,667)	$(214,257)	$2,058,580
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	149,156						—
Stock-based compensation			2,811				2,811
Cash dividends declared on common stock ($0.14 per share)				(16,788)			(16,788)
Comprehensive income:
Net income				38,022			38,022
Other comprehensive loss						(14,627)	(14,627)
BALANCE, JUNE 30, 2023	120,014,888	$137	$1,433,788	$1,127,624	$(264,667)	$(228,884)	$2,067,998

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2021	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	506,473	1	530				531
Stock-based compensation			2,663				2,663
Cash dividends declared on common stock ($0.28 per share)				(33,672)			(33,672)
Comprehensive loss:
Net income				112,826			112,826
Other comprehensive loss						(160,295)	(160,295)
Repurchase of treasury stock	(1,038,986)				(14,667)		(14,667)
BALANCE, JUNE 30, 2022	119,473,939	$137	$1,424,891	$1,011,715	$(264,667)	$(171,707)	$2,000,369

BALANCE, DECEMBER 31, 2022	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
Adoption of ASU 2022-02				407			407
Adoption of ASU 2022-02 tax impact				(120)			(120)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	519,679						—
Stock-based compensation			2,785				2,785
Cash dividends declared on common stock ($0.28 per share)				(33,518)			(33,518)
Comprehensive income:
Net income				77,143			77,143
Other comprehensive income						1,973	1,973
BALANCE, JUNE 30, 2023	120,014,888	$137	$1,433,788	$1,127,624	$(264,667)	$(228,884)	$2,067,998

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,143	$112,826
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	7,344	11,619
Stock-based compensation expense	5,734	6,058
Provision (credit) for credit losses	10,600	(7,800)
Provision for unfunded loan commitments	1,730	380
Provision for accrued interest receivables on loans	—	1,500
Distribution gain from investment in affordable housing partnerships	(5,819)	—
Net gains on sales of loans	(4,018)	(11,693)
Net change in fair value of equity investments with readily determinable fair value	—	2,112
Amortization of investments in affordable housing partnerships	3,534	3,712
Gain on debt extinguishment	(405)	—
Net change in deferred income taxes	3,164	2,889
Proceeds from sales of loans held for sale	57,348	155,152
Originations of loans held for sale	(46,732)	(20,569)
Originations of servicing assets	(1,849)	(2,890)
Net change in accrued interest receivable	(6,239)	1,080
Net change in other assets	(479)	(4,707)
Net change in accrued interest payable	82,568	(160)
Net change in other liabilities	18,794	17,084
Net cash provided by operating activities	202,418	266,593

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of interest earning deposits in other financial institutions	735	6,403
Investment securities available for sale:
Purchase of securities	(180,758)	(122,340)
Proceeds from matured, called, or paid-down securities	234,135	211,023
Investment securities held to maturity:
Purchase of securities	(5,545)	(13,971)
Proceeds from matured, called, or paid-down securities	8,680	25
Purchase of equity investments	(569)	(800)
Proceeds from sales of other loans held for sale previously classified as held for investment	206,993	66,518
Purchase of loans receivable	(1,368)	(27,936)
Net change in loans receivable	326,412	(709,763)
Proceeds from sales of OREO	1,209	331
Purchase of FHLB stock	(4,650)	(18,078)
Redemption of FHLB stock	6,030	17,536
Purchase of premises and equipment	(7,719)	(4,525)
Purchase of BOLI policy	(11,000)	—
Proceeds from BOLI death benefits	587	—
Investments in affordable housing partnerships	(2,470)	(1,197)
Net cash provided by (used in) investing activities	570,702	(596,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(119,449)	(10,820)
Proceeds from FHLB advances	5,250,000	18,460,885
Repayment of FHLB advances	(5,750,000)	(18,187,885)
Proceeds from FRB borrowings	35,896,000	845,000
Repayment of FRB borrowings	(34,001,000)	(845,000)
Repurchase of convertible notes	(19,534)	—
Repayment of convertible notes	(197,107)	—
Purchase of treasury stock	—	(14,667)
Cash dividends paid on common stock	(33,518)	(33,672)
Taxes paid in net settlement of restricted stock	(2,949)	(3,395)
Issuance of additional stock pursuant to various stock plans	—	531
Net cash provided by financing activities	1,022,443	210,977

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,795,563	(119,204)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	506,776	316,266
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,302,339	$197,062

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$155,761	$27,074
Income taxes paid	$5,069	$55,222

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	$237,259	$172,255
Transfer from loans held for sale to loans receivable	$22,400	$4,097
Transfer from investment securities available for sale to held to maturity, at fair value	$—	$238,966
Lease liabilities arising from obtaining ROU assets	$6,113	$13,438

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At June 30, 2023, the Bank operated 53 full-service branches in California, Washington, Texas, Illinois, New York, New Jersey, Virginia, Alabama and Georgia. The Bank also operated SBA loan production offices in Seattle, Denver, Dallas, Atlanta, Portland, New York City, Northern California and Houston; commercial loan production offices in Northern California, Seattle and Tampa; residential mortgage loan production offices in Southern California; and a representative office in Seoul, Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.Basis of Presentation
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition at December 31, 2022, which was from the audited financial statements included in the Company’s 2022 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that, in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2023 and December 31, 2022, and the results of operations for the three and six months ended June 30, 2023 and 2022. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Significant Accounting Policies
Our accounting policies are described in Note 1 - Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2022 Annual Report Form 10-K. Significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2022 Annual Report Form 10-K are presented below.
Loan Modifications to Borrowers Experiencing Financial Difficulty. Prior to the adoption of ASU 2022-02, we accounted for the modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring (“TDR”). Effective January 1, 2023, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were considered a TDR prior to the adoption of ASU 2022-02 will be collectively evaluated for Allowance for Credit Losses (“ACL”) purposes until the loan is paid off, liquidated, or subsequently modified. Since adoption of ASU 2022-02 on January 1, 2023, we have evaluated all loan modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or is a continuation of the existing loan. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Please see Note 6—“Loans Receivable and Allowance for Credit Losses” for additional information concerning loan modifications to borrowers experiencing financial difficulty.

Recently Issued Accounting Pronouncements Not Yet Adopted
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

3.    Earnings Per Share (“EPS”)
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended June 30, 2023 and 2022, stock options and restricted share awards of 2,626,620 and 1,523,255 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the six months ended June 30, 2023 and 2022, stock options and restricted share awards of 1,290,587 and 681,787 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at June 30, 2023. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 10—“Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). With the adoption of ASU 2020-06, the if-converted method is required for calculating dilutive EPS for all convertible instruments since the treasury stock method is no longer available. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and six months ended June 30, 2023 and 2022, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and six months ended June 30, 2023 and 2022, as the conversion price exceeded the market price of the Company’s stock.
The following tables present computations of basic and diluted EPS for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023			2022
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$38,022	119,953,174	$0.32	$52,088	120,219,919	$0.43
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		176,185			479,719
Diluted EPS - common stock	$38,022	120,129,359	$0.32	$52,088	120,699,638	$0.43

	Six Months Ended June 30,
	2023			2022
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$77,143	119,753,321	$0.64	$112,826	120,175,894	$0.94
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		426,122			722,711
Diluted EPS - common stock	$77,143	120,179,443	$0.64	$112,826	120,898,605	$0.93

4.    Equity Investments
Equity investments with readily determinable fair values at June 30, 2023 and December 31, 2022, consisted of mutual funds in the amounts of $4.3 million and $4.3 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three and six months ended June 30, 2023 and 2022, were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(69)	$(865)	$—	$(2,112)
Less: Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$(69)	$(865)	$—	$(2,112)

At June 30, 2023 and December 31, 2022, the Company also had equity investments without readily determinable fair values, which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At June 30, 2023, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $38.7 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $37.3 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2022, the total balance of equity investments without readily determinable fair values was $38.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $36.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and six months ended June 30, 2023 and 2022.

5.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities available for sale:
U.S. Treasury securities	$3,994	$—	$(90)	$3,904	$3,990	$—	$(104)	$3,886
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(163)	3,837	4,000	—	(133)	3,867
Collateralized mortgage obligations	904,848	—	(153,108)	751,740	947,541	—	(153,842)	793,699
Mortgage-backed securities:
Residential	522,145	—	(86,997)	435,148	544,084	—	(90,907)	453,177
Commercial	407,972	—	(55,121)	352,851	417,241	—	(48,954)	368,287
Asset-backed securities	153,536	—	(3,794)	149,742	153,539	—	(5,935)	147,604
Corporate securities	23,326	—	(4,754)	18,572	23,351	—	(4,494)	18,857
Municipal securities	213,913	1,082	(14,203)	200,792	195,675	790	(13,713)	182,752
Total investment securities available for sale	$2,233,734	$1,082	$(318,230)	$1,916,586	$2,289,421	$790	$(318,082)	$1,972,129

Debt securities held to maturity:
U.S. Government agency and U.S. Government sponsored enterprises:
Mortgage-backed securities:
Residential	$154,963	$—	$(6,919)	$148,044	$157,881	$—	$(7,041)	$150,840
Commercial	114,797	—	(7,497)	107,300	113,185	1	(5,619)	107,567
Total investment securities held to maturity	$269,760	$—	$(14,416)	$255,344	$271,066	$1	$(12,660)	$258,407
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at June 30, 2023 and December 31, 2022, totaled $8.5 million and $7.8 million, respectively.
At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At June 30, 2023 and December 31, 2022, $223.0 million and $223.1 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2023 and 2022, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings resulting from the sale of investments securities AFS.

The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest income on investment securities
Taxable	$14,466	$11,997	$28,512	$23,397
Nontaxable	1,068	311	2,147	567
Total	$15,534	$12,308	$30,659	$23,964
The amortized cost and estimated fair value of investment securities at June 30, 2023, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$4,984	$4,885	$—	$—
Due after one year through five years	147,521	136,859	26,641	25,589
Due after five years through ten years	108,760	97,284	8,546	8,120
Due after ten years	1,972,469	1,677,558	234,573	221,635
Total	$2,233,734	$1,916,586	$269,760	$255,344

Securities with carrying values of approximately $2.01 billion and $360.7 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

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

	June 30, 2023
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	1	$3,904	$(90)	1	$3,904	$(90)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,837	(163)	1	3,837	(163)
Collateralized mortgage obligations	6	14,563	(1,078)	112	737,177	(152,030)	118	751,740	(153,108)
Mortgage-backed securities:
Residential	2	5,062	(266)	63	430,086	(86,731)	65	435,148	(86,997)
Commercial	8	48,910	(2,633)	48	303,941	(52,488)	56	352,851	(55,121)
Asset-backed securities	—	—	—	18	149,742	(3,794)	18	149,742	(3,794)
Corporate securities	—	—	—	6	18,572	(4,754)	6	18,572	(4,754)
Municipal securities	29	73,327	(1,148)	38	82,766	(13,055)	67	156,093	(14,203)
Total	45	$141,862	$(5,125)	287	$1,730,025	$(313,105)	332	$1,871,887	$(318,230)

	December 31, 2022
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	1	$3,886	$(104)	—	$—	$—	1	$3,886	$(104)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	1	3,867	(133)	—	—	—	1	3,867	(133)
Collateralized mortgage obligations	61	150,419	(14,888)	59	643,280	(138,954)	120	793,699	(153,842)
Mortgage-backed securities:
Residential	23	55,645	(5,616)	42	397,532	(85,291)	65	453,177	(90,907)
Commercial	29	172,963	(12,156)	26	195,324	(36,798)	55	368,287	(48,954)
Asset-backed securities	3	21,836	(716)	15	125,768	(5,219)	18	147,604	(5,935)
Corporate securities	1	3,401	(600)	5	15,456	(3,894)	6	18,857	(4,494)
Municipal securities	31	76,942	(3,207)	32	65,730	(10,506)	63	142,672	(13,713)
Total	150	$488,959	$(37,420)	179	$1,443,090	$(280,662)	329	$1,932,049	$(318,082)

The Company had U.S. Treasury securities, agency securities, collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at June 30, 2023. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on other securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at June 30, 2023 and December 31, 2022.
83.1% of the Company’s investment portfolio at June 30, 2023, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company had one U.S. Treasury note issued and guaranteed by the U.S. government. The Company also had 18 asset-backed securities, six corporate securities, and 67 municipal bonds in unrealized loss positions at June 30, 2023. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at June 30, 2023.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by the U.S. government or government-sponsored enterprises, are highly rated by major rating agencies, and have a long history of no credit losses are an example of such securities to which the Company applies a zero credit loss assumption. Any expected credit loss is provided through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At June 30, 2023, all of the Company’s investment securities HTM were issued by the U.S. government or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at June 30, 2023 and December 31, 2022.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by segment:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$9,192,160	$9,414,580
Commercial and industrial (“C&I”) loans	4,805,126	5,109,532
Residential mortgage loans	834,377	846,080
Consumer and other loans	33,147	33,348
Total loans receivable, net of deferred costs and fees	14,864,810	15,403,540
Allowance for credit losses	(172,996)	(162,359)
Loans receivable, net of allowance for credit losses	$14,691,814	$15,241,181
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred fees of $10.5 million and $11.1 million at June 30, 2023 and December 31, 2022, respectively.
The loan portfolio consists of four segments: CRE loans, C&I loans, residential mortgage loans, and consumer and other loans. CRE loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and collateralized by residential or commercial properties. C&I loans are loans provided to businesses for various purposes such as working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business-related financing needs. This segment includes warehouse lines of credit for residential mortgages and Small Business Administration (“SBA”) loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
The Company had loans receivable of $14.86 billion at June 30, 2023, a decrease of $538.7 million, or 3.5%, from December 31, 2022. The largest decrease in loans receivable during the six months ended June 30, 2023, was in C&I and CRE loans. During the six months ended June 30, 2023, loan payoffs and paydowns exceeded new origination volume, reflecting, in part, declining customer demand in a high interest rate environment, and the Company’s disciplined pricing and conservative underwriting.
The Company had $49.2 million in loans held for sale at June 30, 2023, compared with $49.2 million at December 31, 2022. Loans held for sale at June 30, 2023, consisted of $3.2 million in residential mortgage loans and $46.0 million in other loans. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three and six months ended June 30, 2023 and 2022.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2023
Balance, beginning of period	$108,835	$42,790	$11,253	$666	$163,544
Provision (credit) for credit losses	(3,076)	11,013	730	233	8,900
Loans charged off	(561)	(298)	—	(120)	(979)
Recoveries of charge offs	123	1,389	—	19	1,531
Balance, end of period	$105,321	$54,894	$11,983	$798	$172,996

Six Months Ended June 30, 2023
Balance, beginning of period	$95,884	$56,872	$8,920	$683	$162,359
ASU 2022-02 day 1 adoption adjustment	19	(426)	—	—	(407)
Provision (credit) for credit losses	9,787	(2,487)	3,063	237	10,600
Loans charged off	(561)	(738)	—	(175)	(1,474)
Recoveries of charge offs	192	1,673	—	53	1,918
Balance, end of period	$105,321	$54,894	$11,983	$798	$172,996

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2022
Balance, beginning of period	$106,545	$35,676	$4,262	$967	$147,450
Provision (credit) for credit losses	(7,229)	8,715	1,817	(103)	3,200
Loans charged off	(476)	(172)	—	(64)	(712)
Recoveries of charge offs	984	633	—	25	1,642
Balance, end of period	$99,824	$44,852	$6,079	$825	$151,580

Six Months Ended June 30, 2022
Balance, beginning of period	$108,440	$27,811	$3,316	$983	$140,550
Provision (credit) for credit losses	(25,542)	15,051	2,763	(72)	(7,800)
Loans charged off	(1,751)	(349)	—	(115)	(2,215)
Recoveries of charge offs	18,677	2,339	—	29	21,045
Balance, end of period	$99,824	$44,852	$6,079	$825	$151,580

The following tables break out the allowance for credit losses and loan balance by measurement methodology at June 30, 2023 and December 31, 2022:

	June 30, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$1,150	$11,706	$245	$72	$13,173
Collectively evaluated	104,171	43,188	11,738	726	159,823
Total	$105,321	$54,894	$11,983	$798	$172,996

Loans outstanding:
Individually evaluated	$29,096	$23,042	$8,583	$180	$60,901
Collectively evaluated	9,163,064	4,782,084	825,794	32,967	14,803,909
Total	$9,192,160	$4,805,126	$834,377	$33,147	$14,864,810

	December 31, 2022
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$870	$2,941	$24	$21	$3,856
Collectively evaluated	95,014	53,931	8,896	662	158,503
Total	$95,884	$56,872	$8,920	$683	$162,359

Loans outstanding:
Individually evaluated	$43,461	$12,477	$9,775	$436	$66,149
Collectively evaluated	9,371,119	5,097,055	836,305	32,912	15,337,391
Total	$9,414,580	$5,109,532	$846,080	$33,348	$15,403,540
At June 30, 2023 and December 31, 2022, reserves for unfunded loan commitments recorded in other liabilities were $3.1 million and $1.4 million, respectively. For the three and six months ended June 30, 2023, the Company recorded additions to reserves for unfunded commitments totaling $110 thousand and $1.7 million, respectively. For the three and six months ended June 30, 2022, the Company recorded additions to reserves for unfunded commitments totaling $180 thousand and $380 thousand, respectively.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$22,286	$6,984	$29,270	$14,737
C&I loans	1,212	21,830	23,042	362
Residential mortgage loans	4,420	4,163	8,583	—
Consumer and other loans	—	357	357	83
Total	$27,918	$33,334	$61,252	$15,182

	December 31, 2022
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$29,782	$4,133	$33,915	$—
C&I loans	1,618	4,002	5,620	336
Residential mortgage loans	5,959	3,816	9,775	—
Consumer and other loans	—	377	377	65
Total	$37,359	$12,328	$49,687	$401
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $11.9 million and $9.8 million, at June 30, 2023 and December 31, 2022, respectively.

The following table presents the amortized cost of collateral-dependent loans at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$25,635	$—	$25,635	$35,523	$—	$35,523
C&I loans	1,212	20,203	21,415	1,618	2,743	4,361
Residential mortgage loans	4,420	—	4,420	5,959	—	5,959
Total	$31,267	$20,203	$51,470	$43,100	$2,743	$45,843

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the six months ended June 30, 2023, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. Real estate collateral securing CRE and C&I consisted of commercial real estate properties including hotel/motel, building, office, gas station/carwash, and warehouse properties.

Accrued interest receivable on loans totaled $50.6 million at June 30, 2023, and $47.3 million at December 31, 2022. With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
CRE loans	$214	$1,097	$665	$1,252
C&I loans	368	7	886	26
Residential mortgage loans	18	—	32	139
Total	$600	$1,104	$1,583	$1,417
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at June 30, 2023 and December 31, 2022, by loan segment:

	June 30, 2023				December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$7,497	$319	$21,063	$28,879	$2,292	$2,727	$5,694	$10,713
C&I loans	765	121	20,150	21,036	3,258	18	2,137	5,413
Residential mortgage loans	1,043	—	4,606	5,649	2,310	—	5,106	7,416
Consumer and other loans	148	57	83	288	617	44	308	969
Total Past Due	$9,453	$497	$45,902	$55,852	$8,477	$2,789	$13,245	$24,511

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

The following table presents the amortized cost basis of loans receivable by segment, risk rating, and year of origination at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Term Loan by Origination Year						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
CRE loans
Pass	$389,783	$2,450,867	$2,107,752	$1,281,552	$1,039,543	$1,693,896	$81,560	$9,044,953
Special mention	—	2,772	22,388	4,145	22,789	19,165	10,997	82,256
Substandard	—	824	8,370	1,001	2,884	51,872	—	64,951
Subtotal	$389,783	$2,454,463	$2,138,510	$1,286,698	$1,065,216	$1,764,933	$92,557	$9,192,160
Year-to-date gross charge offs	$—	$119	$—	$11	$34	$397	$—	$561

C&I loans
Pass	$807,771	$1,686,472	$885,837	$255,862	$219,210	$107,364	$654,007	$4,616,523
Special mention	38	19,212	54,415	9,854	173	—	44,858	128,550
Substandard	51	16,977	24,716	4,695	577	2,910	10,127	60,053
Subtotal	$807,860	$1,722,661	$964,968	$270,411	$219,960	$110,274	$708,992	$4,805,126
Year-to-date gross charge offs	$—	$89	$54	$45	$85	$465	$—	$738

Residential mortgage loans
Pass	$15,658	$373,241	$273,044	$1,374	$29,436	$132,782	$—	$825,535
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	314	—	1,723	6,805	—	8,842
Subtotal	$15,658	$373,241	$273,358	$1,374	$31,159	$139,587	$—	$834,377
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$3,565	$1,158	$332	$2,739	$165	$8,861	$15,970	$32,790
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	357	—	357
Subtotal	$3,565	$1,158	$332	$2,739	$165	$9,218	$15,970	$33,147
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$175	$175

Total loans
Pass	$1,216,777	$4,511,738	$3,266,965	$1,541,527	$1,288,354	$1,942,903	$751,537	$14,519,801
Special mention	38	21,984	76,803	13,999	22,962	19,165	55,855	210,806
Substandard	51	17,801	33,400	5,696	5,184	61,944	10,127	134,203
Total	$1,216,866	$4,551,523	$3,377,168	$1,561,222	$1,316,500	$2,024,012	$817,519	$14,864,810
Total year-to-date gross charge offs	$—	$208	$54	$56	$119	$862	$175	$1,474

	December 31, 2022
	Term Loan by Origination Year						Revolving Loans	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
CRE loans
Pass	$2,421,631	$2,194,073	$1,372,027	$1,076,405	$1,018,553	$1,064,267	$105,274	$9,252,230
Special mention	—	14,622	7,301	20,426	13,565	26,746	202	82,862
Substandard	—	8,240	1,736	7,881	10,250	51,381	—	79,488
Subtotal	$2,421,631	$2,216,935	$1,381,064	$1,104,712	$1,042,368	$1,142,394	$105,476	$9,414,580

C&I loans
Pass	$2,311,344	$1,090,034	$291,592	$298,133	$69,721	$95,531	$864,343	$5,020,698
Special mention	17,911	37,393	13,707	110	—	24	5,256	74,401
Substandard	—	2,833	5,889	1,000	1,020	3,691	—	14,433
Subtotal	$2,329,255	$1,130,260	$311,188	$299,243	$70,741	$99,246	$869,599	$5,109,532

Residential mortgage loans
Pass	$382,935	$283,163	$1,386	$30,603	$62,976	$75,242	$—	$836,305
Special mention	—	—	—	—	—	—	—	—
Substandard	—	311	—	967	384	8,113	—	9,775
Subtotal	$382,935	$283,474	$1,386	$31,570	$63,360	$83,355	$—	$846,080

Consumer and other loans
Pass	$10,005	$723	$3,351	$223	$10	$1,420	$17,239	$32,971
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	377	—	377
Subtotal	$10,005	$723	$3,351	$223	$10	$1,797	$17,239	$33,348

Total loans
Pass	$5,125,915	$3,567,993	$1,668,356	$1,405,364	$1,151,260	$1,236,460	$986,856	$15,142,204
Special mention	17,911	52,015	21,008	20,536	13,565	26,770	5,458	157,263
Substandard	—	11,384	7,625	9,848	11,654	63,562	—	104,073
Total	$5,143,826	$3,631,392	$1,696,989	$1,435,748	$1,176,479	$1,326,792	$992,314	$15,403,540
For the three and six months ended June 30, 2023 and the twelve months ended December 31, 2022, there were no revolving loans converted to term loans.
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three and six months ended June 30, 2023 and 2022, is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$13,168	$57,835	$66,776	$155,486
C&I loans	61,608	9,867	170,483	16,769
Total	$74,776	$67,702	$237,259	$172,255

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

Risk Characteristics
CRE loans	Property type, location, owner-occupied status
C&I loans	Delinquency status, risk rating, industry type
Residential mortgage loans	FICO score, LTV, delinquency status, maturity date, collateral value, location
Consumer and other loans	Historical losses
The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of two years, at which point loss assumptions revert back to historical loss information by means of one-year reversion period. Included in the quantitative portion of the ACL analysis are inputs such as borrowers’ net operating income, debt coverage ratios, real estate collateral values, as well as factors that are more subjective or require management’s judgment, including key macroeconomic variables from Moody’s forecast scenarios such as GDP, unemployment rates, interest rates, and CRE prices. These key inputs are utilized in the Company’s models to develop PD and LGD assumptions used in the calculation of estimated quantitative losses.
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio at June 30, 2023.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At June 30, 2023, the Company utilized the June 2023 Consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 0.2% in 2023, 1.4% for 2024, and 2.1% for 2025, with unemployment projected to be 4.3% for 2023, 4.7% for 2024, and 4.3% in 2025. CRE prices in the Consensus scenario were expected to decrease, with the CRE price index declining to -5.2% for 2023 and -8.6% for 2024, then rebounding to +8.8% in 2025. The Company also utilized Moody’s December 2022 Consensus economic forecast for the calculation of the December 31, 2022 ACL.
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
The Company maintains a separate ACL for its off-balance-sheet unfunded loan commitments. The Company uses an estimated funding rate to allocate an allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn lines of credit can potentially become drawn at any point. The funding rate is determined based on a look-back period of eight quarters. Credit loss is not estimated for off-balance-sheet credit exposures that are unconditionally cancellable by the Company.

Loan Modifications to Borrowers Experiencing Financial Difficulty
In January 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): TDR and Vintage Disclosures (“ASU 2022-02”), which eliminated the accounting guidance for TDR while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. The Company applied this guidance on a modified retrospective transition method, which resulted in a positive cumulative effect adjustment to retained earnings of $287 thousand, net of tax. Subsequent to the adoption of ASU 2022-02, the new guidance is applied uniformly to the Company’s entire loan portfolio when estimating expected credit losses.
For the three and six months ended June 30, 2023, there was only one C&I loan modification to a borrower experiencing financial difficulty, amounting to $26.0 million or 0.54% of total C&I loans. The loan modification type was a term extension of four months. For the three and six months ended June 30, 2023, the Company recorded an allowance for credit losses of $115 thousand for this modification. There were no loan modifications that subsequently defaulted during the period.
Troubled Debt Restructurings
At December 31, 2022, TDR loans totaled $41.1 million, consisting of $16.9 million in TDR loans on accrual status and $24.2 million in TDR loans on nonaccrual status. The Company recorded an allowance for credit losses totaling $2.8 million for TDR loans at December 31, 2022. At December 31, 2022, the Company had outstanding commitments to extend additional funds to these borrowers totaling $40 thousand. On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDR loans. The Company adopted ASU 2022-02 applying the amended requirements prospectively, except the recognition and measurement of existing TDRs, for which the Company elected the option to apply a modified retrospective transition method. Therefore, the Company did not have any TDR loans at June 30, 2023.

7.    Leases
The Company’s operating leases are real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 0 to 10 years at June 30, 2023. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At June 30, 2023, ROU assets and related liabilities were $53.7 million and $58.0 million, respectively. At December 31, 2022, ROU assets and related liabilities were $55.0 million and $59.1 million, respectively. At June 30, 2023, the short term operating lease liability totaled $14.4 million and the long-term operating lease liability totaled $43.6 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less, and long term lease liabilities are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, the Company extended eight leases and there was one new lease contract. Lease extension terms ranged from two to five years and the Company reassessed the ROU assets and lease liabilities related to these leases.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Operating lease cost	$3,825	$3,820	$7,666	$7,827
Short-term lease cost	—	—	—	—
Variable lease cost	820	806	1,603	1,579
Sublease income	(50)	(105)	(92)	(208)
Net lease cost	$4,595	$4,521	$9,177	$9,198

Rent expense for the three and six months ended June 30, 2023, was $4.3 million and $9.2 million, respectively. Rent expense for the three and six months ended June 30, 2022, was $4.7 million and $9.3 million, respectively.
During the three and six months ended June 30, 2023, the Company wrote off $0 and $93 thousand, respectively, in operating lease ROU assets resulting from the branch consolidation of one location. There was no impairment on operating ROU assets during the same periods of 2022.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$8,013	$7,953
ROU assets obtained in exchange for lease liabilities, net	6,113	13,438
Weighted-average remaining lease term - operating leases	4.4 years	4.9 years
Weighted-average discount rate - operating leases	2.68%	2.30%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2023
(Dollars in thousands)
2023	$7,866
2024	15,302
2025	13,542
2026	12,835
2027	7,319
2028 and thereafter	4,815
Total lease payments	61,679
Less: imputed interest	3,728
Total lease obligations	$57,951
At June 30, 2023, the Company had one operating lease commitment that had not yet commenced, totaling $668 thousand in lease payments over a term of five years.

8.    Deposits
Total deposits of $15.62 billion at June 30, 2023, were down $119.4 million, or 0.8%, from $15.74 billion at December 31, 2022.
The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2023 and December 31, 2022, was $2.43 billion and $2.39 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at June 30, 2023 and December 31, 2022. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2023 and December 31, 2022, securities with fair values of approximately $332.6 million and $348.0 million, respectively, were pledged as collateral for the California State Treasurer’s deposit.
Brokered deposits at June 30, 2023 and December 31, 2022, totaled $2.28 billion and $1.18 billion, respectively. Brokered deposits at June 30, 2023, consisted of $70.0 million in money market and NOW accounts and $2.21 billion in time deposit accounts. Brokered deposits at December 31, 2022, consisted of $70.2 million in money market and NOW accounts and $1.11 billion in time deposit accounts. The year-to-date increase in brokered deposits reflected the recent banking industry disruption caused by multiple bank failures in the first half of 2023.
The following is a breakdown of the Company’s deposits at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$4,229,247	27%	$4,849,493	31%
Money market and NOW accounts	4,188,584	27%	5,615,784	36%
Savings deposits	224,495	1%	283,464	2%
Time deposits	6,977,026	45%	4,990,060	31%
Total deposits	$15,619,352	100%	$15,738,801	100%

9.    Borrowings
At June 30, 2023, borrowings totaled $2.26 billion, compared with $865.0 million at December 31, 2022. All of the Company’s borrowings at June 30, 2023 and December 31, 2022, had maturities of less than 12 months. The tables below summarize the Company’s borrowing lines at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,598,689	$100,000	5.27%	$4,498,689
FRB Discount Window	805,300	460,000	5.25%	345,300
FRB Bank Term Funding Program (“BTFP”)	1,709,056	1,700,000	4.47%	9,056
Unsecured Federal Funds lines	417,680	—	—%	417,680
Total	$7,530,725	$2,260,000	4.66%	$5,270,725

	December 31, 2022
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,583,277	$600,000	3.40%	$3,983,277
FRB Discount Window	670,058	265,000	4.50%	405,058
Unsecured Federal Funds lines	451,180	—	—%	451,180
Total	$5,704,515	$865,000	3.74%	$4,839,515

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At June 30, 2023 and December 31, 2022, loans with a carrying amount of $8.12 billion and $8.08 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity, respectively. At June 30, 2023 and December 31, 2022, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As a member of the FRB system, the Bank may also borrow from the FRB discount window. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At June 30, 2023, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $732.4 million. There were also eighty-seven investment securities pledged at the discount window with a total fair value of $220.7 million.
The Company availed itself of the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. At June 30, 2023, the Company had a total par value of $1.71 billion in investment securities that were pledged under the BTFP.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at June 30, 2023 and December 31, 2022.

10.    Convertible Notes and Subordinated Debentures
Convertible Notes
In 2018, the Company issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes are not capital instruments but can be converted into shares of the Company’s common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock, which represented a premium of 22.50% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes have the option to convert all or a portion of the notes at any time on or after February 15, 2023. The convertible notes can be called by the Company, in part or in whole, on or after May 20, 2023, for 100% of the principal amount in cash. Holders of the convertible notes have the option to put the notes back to the Company on May 15, 2023, May 15, 2028, or May 15, 2033 for 100% of the principal amount in cash. The convertible notes can be settled in cash, stock, or a combination of stock and cash at the option of the Company.
On May 15, 2023, most of the Company’s holders of the convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. In addition, during the three and six months ended June 30, 2023, the Company repurchased its notes in the aggregate principal amount of $9.2 million and $19.9 million, respectively, and recorded a gain on debt extinguishment of $169 thousand and $405 thousand, respectively. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker.
The value of the convertible notes at issuance and the carrying value at June 30, 2023 and December 31, 2022, are presented in the tables below:

	Capitalization Period	Gross Carrying Amount	June 30, 2023
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$444		$444
Issuance costs to be capitalized	5 years	—	$—	—
Carrying balance of convertible notes		$444	$—	$444

	Capitalization Period	Gross Carrying Amount	December 31, 2022
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500		$217,500
Issuance costs to be capitalized	5 years	(4,119)	$3,767	(352)
Carrying balance of convertible notes		$213,381	$3,767	$217,148
Interest expense on the convertible notes for the three and six months ended June 30, 2023, totaled $598 thousand and $1.9 million, respectively. Interest expense on the convertible notes for the three and six months ended June 30, 2022 totaled $1.3 million and $2.6 million, respectively.

Subordinated Debentures
At June 30, 2023, the Company had 9 wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at June 30, 2023:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	8.702%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	8.110%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	8.460%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.202%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,065	Variable	8.110%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,557	Variable	7.300%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,825	Variable	6.952%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,087	Variable	6.932%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,786	Variable	7.158%	06/30/2037
Total		$126,000	$107,188

The carrying value of the subordinated debentures at June 30, 2023 and December 31, 2022, was $107.2 million and $106.6 million, respectively. At June 30, 2023 and December 31, 2022, acquired subordinated debentures had remaining discounts of $22.7 million and $23.3 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2023 and December 31, 2022, and is included in other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.

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
The tables below present the fair value of the Company’s derivative financial instruments at June 30, 2023 and December 31, 2022. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities”, respectively, on the Company’s Consolidated Statements of Financial Condition.

	June 30, 2023
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$925,000	$—	$—
Forward interest rate collars	500,000	—	4,812
Total	$1,425,000	$—	$4,812

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,589,746	$70,165	$351
Interest rate contracts with customers	1,263,725	351	72,489
Foreign exchange contracts with correspondent banks	5,691	90	24
Foreign exchange contracts with customers	5,691	30	81
Risk participation agreement	132,117	—	28
Mortgage banking derivatives	3,750	25	4
Total	$3,000,720	$70,661	$72,977
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2022
	Notional Amount	Fair Value
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$614,000	$19,773	$1,227
Forward interest rate swaps	111,000	5,428	—
Forward interest rate collars	500,000	182	828
Total	$1,225,000	$25,383	$2,055

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,013,407	$73,059	$330
Interest rate contracts with customers	1,013,407	330	73,059
Foreign exchange contracts with correspondent banks	2,359	79	—
Foreign exchange contracts with customers	2,359	—	73
Risk participation agreement	134,282	—	32
Mortgage banking derivatives	2,801	29	23
Total	$2,168,615	$73,497	$73,517

Derivatives designated as cash flow hedges
The Company had 19 interest rate contracts at June 30, 2023, with a total notional amount of $1.43 billion designated as cash flow hedges of liabilities tied to LIBOR and Federal Funds. The designated hedged interest rate swap agreements consisted of 17 non-forward starting interest rate swaps with a notional amount of $925.0 million and a weighted average term of 2.8 years, and two forward starting interest rate options with dealers (collars) with a notional amount of $500.0 million and an average weighted term of 3.5 years.
The Company had 17 interest rate contracts at December 31, 2022, with a total notional amount of $1.23 billion designated as cash flow hedges of liabilities tied to LIBOR and Federal Funds. The designated hedged interest rate swap contracts consisted of 13 non-forward starting interest rate swaps with a notional amount of $614.0 million and a weighted average term of 4.1 years, two forward starting interest rate swaps with a notional amount of $111.0 million and a weighted average term of 3.9 years, and two forward starting interest rate options with dealers (collars) with a notional amount of $500.0 million and an average weighted term of 3.0 years.
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on derivatives is recorded in AOCI and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify approximately $16.8 million from AOCI as a decrease to interest expense during the next 12 months.
For the three and six months ended June 30, 2023, the Company reclassified gains of $4.1 million and gains of $6.9 million, respectively, from accumulated other comprehensive income to interest expense. For the three and six months ended June 30, 2022, the Company reclassified losses of $114 thousand and $50 thousand, respectively, from accumulated other comprehensive income to interest expense.
Derivatives not designated as hedges
The Company’s derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer interest rate contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the income statement as other income and fees. The Company is required to hold cash as collateral for the interest rate contracts that are not centrally cleared, which is recorded in other assets on the consolidated statement of financial condition. Total cash held as collateral for back-to-back interest rate contracts was $9.1 million at June 30, 2023, and $9.1 million at December 31, 2022.
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge our foreign exchange rate risk. These back-to-back contracts are intended to offset each other and allow us to offer our customers foreign exchange products. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the three and six months ended June 30, 2023, the changes in fair value on foreign exchange contracts were losses of $3 thousand and $9 thousand, respectively, and were recognized in the income statement as other income and fees. During the three and six months ended June 30, 2022, the changes in fair value on foreign exchange contracts were $0 and $0, respectively.

At June 30, 2023, the Company had risk participation agreements with an outside counterparty for an interest rate swap related to a loan in which it is a participant. The risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, was recognized in earnings at the time of the transaction. At June 30, 2023, the notional amount of the risk participation agreements sold was $132.1 million with a credit valuation adjustment of $28 thousand. At December 31, 2022, the notional amount of the risk participation agreements sold was $134.3 million with a credit valuation adjustment of $32 thousand.
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2023, the Company had approximately $3.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2022, the Company had approximately $2.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

12.    Commitments and Contingencies
The following table presents a summary of commitments described below as dates indicated below:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to extend credit	$2,761,027	$2,856,263
Standby letters of credit	124,060	132,538
Other letters of credit	52,674	22,376
Commitments to fund investments in affordable housing partnerships	9,322	11,792
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
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $3.1 million at June 30, 2023, and $1.4 million at December 31, 2022.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $225 thousand at June 30, 2023, and $229 thousand at December 31, 2022. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that the Company believes has little to no merit. The Company has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

13.    Goodwill, Intangible Assets, and Servicing Assets
The carrying amount of the Company’s goodwill at June 30, 2023, and December 31, 2022, was $464.5 million. There was no impairment of goodwill recorded during the three and six months ended June 30, 2023.
Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually at the reporting unit level unless a triggering event occurs thereby requiring an updated assessment. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Impairment exists when the carrying value of the goodwill exceeds the fair value of the reporting unit.
In March 2023, the impact to banks triggered by the closure of well-known regional banks caused a significant decline in bank stock prices, including the Company’s stock price. These triggering events warranted the Company to perform an interim goodwill assessment as of June 30, 2023. Management estimated the fair value of the Company using the income approach based on the discounted free cash flows of the Company’ income projections and taking into consideration future economic forecasts available. Based on this quantitative assessment, the management has concluded that the goodwill was not impaired at June 30, 2023.
Amortization expense related to core deposit intangible assets totaled $448 thousand and $896 thousand for the three and six months ended June 30, 2023, respectively. Amortization expense related to core deposit intangible assets totaled $486 thousand and $973 thousand for the three and six months ended June 30, 2022, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2023 and December 31, 2022:

			June 30, 2023		December 31, 2022
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,716)	$47	$(2,668)	$95
Wilshire Bancorp acquisition	10 years	18,138	(13,355)	4,783	(12,507)	5,631
Total		$20,901	$(16,071)	$4,830	$(15,175)	$5,726
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At June 30, 2023 and December 31, 2022, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$11,628	$10,874	$11,628	$10,418
Additions through originations of servicing assets	884	1,427	1,849	2,890
Amortization	(980)	(1,086)	(1,945)	(2,093)
Balance at end of period	$11,532	$11,215	$11,532	$11,215
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.11 billion at June 30, 2023, and $1.10 billion at December 31, 2022.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at June 30, 2023 and December 31, 2022, are presented below.

	June 30, 2023	December 31, 2022
SBA Servicing Assets:
Weighted-average discount rate	10.46%	8.76%
Constant prepayment rate	12.13%	12.09%
Mortgage Servicing Assets:
Weighted-average discount rate	11.63%	11.38%
Constant prepayment rate	9.51%	9.61%

14.    Income Taxes
For the three months ended June 30, 2023, the Company recorded an income tax provision of $13.4 million on pretax income of $51.5 million, representing an effective tax rate of 26.13%, compared with an income tax provision of $18.6 million on pretax income of $70.7 million, representing an effective tax rate of 26.35% for the three months ended June 30, 2022.
For the six months ended June 30, 2023, the Company recorded an income tax provision totaling $27.1 million on pretax income of $104.3 million, representing an effective tax rate of 26.02%, compared with an income tax provision of $39.9 million on pretax income of $152.7 million, representing an effective tax rate of 26.12% for the six months ended June 30, 2022.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $1.8 million at June 30, 2023 and $3.0 million at December 31, 2022, that relate to uncertainties associated with state income tax matters.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at June 30, 2023.

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
Investment Securities
The fair values of investment securities available for sale and held to maturity are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
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
Interest Rate Contracts
The Company offers interest rate contracts to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate contract with the customer. The Company also enters into an offsetting interest rate contract with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. The fair value assets and liabilities of centrally cleared interest rate contracts are net of variation margin settled-to-market. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate contracts is classified as Level 2.

Mortgage Banking Derivatives
Mortgage banking derivative instruments consist of interest rate lock commitments and forward sale contracts that trade in liquid markets. The fair value is based on the prices available from third party investors. Due to the observable nature of the inputs used in deriving the fair value, the valuation of mortgage banking derivatives is classified as Level 2.
Other Derivatives
Other derivatives consist of interest rate contracts designated as cash flow hedges, foreign exchange contracts and risk participation agreements. The fair values of these other derivative financial instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates, foreign exchange rates and, when appropriate, the current credit worthiness of the counterparties. Fair value assets and liabilities of centrally cleared derivatives are net of variation margin settled-to-market. Interest rate contracts designated as cash flow hedges and foreign exchange contracts are classified within Level 2 due to the observable nature of the inputs used in deriving the fair value of these contracts. Credit derivatives such as risk participation agreements are valued based on credit worthiness of the underlying borrower, which is a significant unobservable input and therefore is classified as Level 3.

Collateral-Dependent Loans
The fair values of collateral-dependent loans are generally measured for ACL using the practical expedients permitted by ASC 326-20-35-5 including collateral-dependent loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral-dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans and the underlying collateral. For C&I and asset backed loans, independent valuations may include a 20-60% discount for eligible accounts receivable and a 50-70% discount for inventory. These result in a Level 3 classification.
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
Loans Held For Sale
Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments from investors, or based on recent comparable sales (Level 2 inputs), if available. If Level 2 inputs are not available, carrying values are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 3 inputs) or may be assessed based upon the fair value of the collateral, which is obtained from recent real estate appraisals (Level 3 inputs). These appraisals may utilize a single valuation approach or a combination of approaches including the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,904	$3,904	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,837	—	3,837	—
Collateralized mortgage obligations	751,740	—	751,740	—
Mortgage-backed securities:
Residential	435,148	—	435,148	—
Commercial	352,851	—	352,851	—
Asset-backed securities	149,742	—	149,742	—
Corporate securities	18,572	—	18,572	—
Municipal securities	200,792	—	199,862	930
Equity investments with readily determinable fair value	4,303	4,303	—	—
Interest rate contracts	70,516	—	70,516	—
Mortgage banking derivatives	25	—	25	—
Other derivatives	120	—	120	—

Liabilities:
Interest rate contracts	72,840	—	72,840	—
Mortgage banking derivatives	4	—	4	—
Other derivatives	4,945	—	4,917	28

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,886	$3,886	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,867	—	3,867	—
Collateralized mortgage obligations	793,699	—	793,699	—
Mortgage-backed securities:
Residential	453,177	—	453,177	—
Commercial	368,287	—	368,287	—
Asset-backed securities	147,604	—	147,604	—
Corporate securities	18,857	—	18,857	—
Municipal securities	182,752	—	181,809	943
Equity investments with readily determinable fair value	4,303	4,303	—	—
Interest rate contracts	73,389	—	73,389	—
Mortgage banking derivatives	29	—	29	—
Other derivatives	25,462	—	25,462	—

Liabilities:
Interest rate contracts	73,389	—	73,389	—
Mortgage banking derivatives	23	—	23	—
Other derivatives	2,160	—	2,128	32
There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2023 and 2022.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$982	$1,029	$943	$1,038
Change in fair value included in other comprehensive income	(52)	(10)	(13)	(19)
Ending Balance	$930	$1,019	$930	$1,019

Risk participation agreements:
Beginning Balance	$35	$61	$32	$93
Change in fair value included in income (expense)	(7)	(30)	(4)	(62)
Ending Balance	$28	$31	$28	$31

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$4,285	$—	$—	$4,285
C&I loans	21,195	—	—	21,195
Loans held for sale, net	46,042	—	46,042	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$807	$—	$—	$807
C&I loans	2,744	—	—	2,744
Loans held for sale, net	48,795	—	48,795	—
OREO	1,050	—	—	1,050
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(642)	$(763)	$(762)	$(1,374)
C&I loans	(11,472)	(2,026)	(11,861)	(2,026)
Loans held for sale, net	—	(371)	—	(988)
OREO	—	—	(271)	(256)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$2,302,339	$2,302,339	Level 1
Investment securities HTM	269,760	255,344	Level 2
Equity investments without readily determinable fair values	38,660	38,660	Level 2
Loans held for sale	49,246	49,285	Level 2
Loans receivable, net	14,691,814	14,164,650	Level 3
Accrued interest receivable	60,118	60,118	Level 2/3
Servicing assets, net	11,532	16,814	Level 3
Customers’ liabilities on acceptances	659	659	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,229,247	$4,229,247	Level 2
Savings and other interest bearing demand deposits	4,413,079	4,413,079	Level 2
Time deposits	6,977,026	7,007,072	Level 2
FHLB and FRB borrowings	2,260,000	2,253,222	Level 2
Convertible notes	444	441	Level 1
Subordinated debentures	107,188	104,804	Level 2
Accrued interest payable	109,236	109,236	Level 2
Acceptances outstanding	659	659	Level 2

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$506,776	$506,776	Level 1
Interest earning deposits in other financial institutions	735	733	Level 2
Investment securities HTM	271,066	258,407	Level 2
Equity investments without readily determinable fair values	38,093	38,093	Level 2
Loans held for sale	49,245	49,248	Level 2
Loans receivable, net	15,241,181	14,745,881	Level 3
Accrued interest receivable	55,460	55,460	Level 2/3
Servicing assets, net	11,628	17,375	Level 3
Customers’ liabilities on acceptances	818	818	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,849,493	$4,849,493	Level 2
Savings and other interest bearing demand deposits	5,899,248	5,899,248	Level 2
Time deposits	4,990,060	5,020,093	Level 2
FHLB and FRB borrowings	865,000	867,088	Level 2
Convertible notes, net	217,148	213,937	Level 1
Subordinated debentures	106,565	107,944	Level 2
Accrued interest payable	26,668	26,668	Level 2
Acceptances outstanding	818	818	Level 2

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
The carrying amount was the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, equity investments without readily determinable fair values, customers’ and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings, and variable rate loans or deposits that reprice frequently and fully. The fair value of loans was determined through a discounted cash flow analysis, which incorporates probability of default and loss given default rates on an individual loan basis. For fixed rate loans, the discount rate used in a discounted cash flow analysis was based on the LIBOR Swap Rate. For variable loans, the discount rate started with the underlying index rate and an adjustment was made on certain loans, which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Fair values of residential real estate loans included Fannie Mae and Freddie Mac prepayment speed assumptions or a third-party index based on historical prepayment speeds. Fair value of time deposits was based on discounted cash flow analyses using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposit fair values incorporated brokered time deposit offering rates. The fair value of the Company’s debt was based on current rates for similar financing. Fair value for the Company’s convertible notes was based on the actual last traded price of the notes. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and was not presented herein, as the fair value of these financial instruments was not material to the consolidated financial statements.

16.    Stockholders’ Equity
Total stockholders’ equity at June 30, 2023, was $2.07 billion, compared with $2.02 billion at December 31, 2022.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which an estimated $35.3 million remained available at June 30, 2023. During the six months ended June 30, 2023, the Company did not repurchase any shares of common stock as part of this program (see Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information).
For the three months ended June 30, 2023 and 2022, the Company paid cash dividends of $0.14 per common share. For the six months ended June 30, 2023 and 2022, the Company paid dividends of $0.28 per common share.
The following table presents the changes to accumulated other comprehensive income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$(214,257)	$(108,165)	$(230,857)	$(11,412)

Unrealized net (losses) gains on securities available for sale	(31,071)	(55,658)	144	(196,931)
Unrealized net losses on securities available for sale transferred to held to maturity	—	(36,576)	—	(36,576)
Unrealized net gains on interest rate contracts used for cash flow hedge	13,653	2,006	7,715	6,008
Reclassification adjustments for net (gains) losses realized in net income	(3,322)	(38)	(5,060)	26
Tax effect	6,113	26,724	(826)	67,178
Other comprehensive (loss) income, net of tax	(14,627)	(63,542)	1,973	(160,295)
Balance at end of period	$(228,884)	$(171,707)	$(228,884)	$(171,707)

Reclassifications for net gains and losses realized in net income for the three and six months ended June 30, 2023 and 2022, related to net gains on interest rate contracts designated as cash flow hedges and amortization on unrealized loss from transferred investment securities to HTM. Gains and losses on interest rate contracts are recorded in interest expense in the Consolidated Statements of Income. The unrealized holding loss at the date of transfer on securities HTM will continue to be reported, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the three and six months ended June 30, 2023, the Company recorded reclassification adjustments of $4.1 million and $6.9 million, respectively, from other comprehensive income to interest expense. For the three and six months ended June 30, 2022, the Company recorded reclassification adjustments of $114 thousand and $50 thousand, respectively, from other comprehensive income to interest expense.
For the three and six months ended June 30, 2023, the Company recorded reclassification adjustments of $806 thousand and $1.8 million, respectively, from other comprehensive income to a reduction of interest income to amortize transferred unrealized losses to investment securities HTM, compared with $76 thousand for the three and six months ended June 30, 2022, respectively.

17.    Stock-Based Compensation
In 2019, the Company’s stockholders approved the 2019 stock-based incentive plan (the “2019 Plan”), which provides for grants of stock options, stock appreciation rights (“SAR”), restricted stock, performance shares, and performance units to non-employee directors and employees of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
The 2019 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2019 Plan initially had 4,400,000 shares that were available for grant to participants. At June 30, 2023, there were no remaining shares available for future grants under the plan, however, the pool of available shares could be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2019 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
With the exception of the shares that are underlying stock options and restricted stock awards, the Board of Directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of the Company’s stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2023	649,367	$16.63
Granted	—	—
Exercised	—	—
Expired	(20,000)	17.18
Forfeited	—	—
Outstanding - June 30, 2023	629,367	$16.61	2.40	$—
Options exercisable - June 30, 2023	629,367	$16.61	2.40	$—

The following is a summary of the Company’s restricted stock and performance unit activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2023	1,760,373	$13.89
Granted	1,504,513	10.10
Vested	(811,347)	12.41
Forfeited	(126,041)	10.99
Outstanding (unvested) - June 30, 2023	2,327,498	$12.11

The total fair value of restricted stock and performance units vested during the six months ended June 30, 2023 and 2022, was $8.0 million and $9.4 million, respectively.

In July 2022, the Company discontinued the Hope Employee Stock Purchase Plan (“ESPP”), which allowed eligible employees to purchase the Company’s common shares through payroll deductions, which build up between the offering date and the purchase date. At the purchase date, the Company used the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP was considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. No compensation expense was incurred for the ESPP during the three and six months ended June 30, 2023, due to the plan’s discontinuation. The compensation expense for the ESPP during the three and six months ended June 30, 2022, was $34 thousand and $234 thousand, respectively.
The total amounts charged against income related to stock-based payment arrangements, including the ESPP, were $3.4 million and $5.7 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, $3.5 million and $6.1 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $884 thousand and $1.5 million for the three and six months ended June 30, 2023, respectively, compared with $912 thousand and $1.6 million for the three and six months ended June 30, 2022, respectively.
Since all stock option grants were vested at June 30, 2023, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units was $20.7 million, and is expected to be recognized over a weighted average vesting period of 1.91 years.

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
At June 30, 2023, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology. In response to the COVID-19 pandemic, federal regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes, which excludes purchased credit deteriorated (“PCD”) loans), for two years, followed by a three-year phase-in period. The Company has elected the five-year transition period consistent with the final rule issued by the federal regulatory agencies.
At June 30, 2023 and December 31, 2022, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
June 30, 2023	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,839,586	11.05%	4.50%	N/A	7.00%
Bank	$1,905,339	11.46%	4.50%	6.50%	7.00%
Total capital (to risk-weighted assets):
Company	$2,102,625	12.64%	8.00%	N/A	10.50%
Bank	$2,065,091	12.42%	8.00%	10.00%	10.50%
Tier 1 capital (to risk-weighted assets):
Company	$1,942,873	11.68%	6.00%	N/A	8.50%
Bank	$1,905,339	11.46%	6.00%	8.00%	8.50%
Leverage capital (to average assets):
Company	$1,942,873	9.57%	4.00%	N/A	N/A
Bank	$1,905,339	9.39%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2022	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,799,020	10.55%	4.50%	N/A	7.00%
Bank	$2,049,973	12.03%	4.50%	6.50%	7.00%
Total capital (to risk-weighted assets):
Company	$2,041,319	11.97%	8.00%	N/A	10.50%
Bank	$2,189,607	12.85%	8.00%	10.00%	10.50%
Tier 1 capital (to risk-weighted assets):
Company	$1,901,685	11.15%	6.00%	N/A	8.50%
Bank	$2,049,973	12.03%	6.00%	8.00%	8.50%
Leverage capital (to average assets):
Company	$1,901,685	10.15%	4.00%	N/A	N/A
Bank	$2,049,973	10.94%	4.00%	5.00%	N/A

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
Service Charges on Deposit Accounts and Wire Transfer Fees
Service charges on noninterest and interest bearing deposit accounts consist of monthly service charges, customer analysis charges, non-sufficient funds (“NSF”) charges, and other deposit account related charges. The Company’s performance obligation for account analysis charges and monthly service charges is generally satisfied, and the related revenue is recognized, over the period in which the service is provided. NSF charges, other deposit account related charges, and wire transfer fees are transaction based, and therefore the Company’s performance obligation is satisfied at the point of the transaction, and related revenue recognized at that point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$241	$249	$486	$501
Customer analysis charges	1,259	1,183	2,385	2,115
NSF charges	711	731	1,446	1,400
Other service charges	89	84	180	181
Total noninterest bearing deposit account income	2,300	2,247	4,497	4,197

Interest bearing deposit account income:
Monthly service charges	25	23	49	47

Total service fees on deposit accounts	$2,325	$2,270	$4,546	$4,244

Wire transfer fee income:
Wire transfer fees	$733	$770	$1,386	$1,489
Foreign exchange fees	117	88	237	269
Total wire transfer fees	$850	$858	$1,623	$1,758

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

GENERAL

Hope Bancorp, Inc. is the holding company of Bank of Hope, a multi-regional bank in the United States with $20.37 billion in total assets at June 30, 2023, and headquartered in Los Angeles, California. From its base as the largest Korean American bank in the United States, Bank of Hope has grown to serve a multi-ethnic population of customers across the nation through its network of branches and loan production offices. The Bank also operates a representative office in Seoul, Korea, to serve its growing base of multi-national commercial and consumer customers. We provide a full suite of consumer and commercial loan, deposit and fee-based products and services, including CRE, C&I, SBA, residential mortgage and other consumer lending; treasury management services, trade finance; foreign currency exchange transactions; interest rate contracts and wealth management.
Domestically, Bank of Hope operates 53 full-service branches in California, Washington, Texas, Illinois, New York, New Jersey, Virginia, Alabama, and Georgia. The Bank also operates SBA loan production offices in Seattle, Denver, Dallas, Atlanta, Portland, New York City, Northern California and Houston; commercial loan production offices in Northern California, Seattle and Tampa; and residential mortgage loan production offices in Southern California. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
Our principal business involves earning interest on loans and investment securities, primarily funded by deposits and borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts, providing fee-based products and services, and income from the sale of loans. Our major expenses are the interest we pay on deposits and borrowings, provisions for credit losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending, political changes, and other events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our business, financial condition, and results of operations.

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$267,184	$157,824	$503,861	$302,696
Interest expense	136,495	16,286	239,294	27,982
Net interest income	130,689	141,538	264,567	274,714
Provision (credit) for credit losses	8,900	3,200	10,600	(7,800)
Net interest income after provision (credit) for credit losses	121,789	138,338	253,967	282,514
Noninterest income	17,014	12,746	27,992	25,932
Noninterest expense	87,333	80,365	177,687	155,738
Income before income tax provision	51,470	70,719	104,272	152,708
Income tax provision	13,448	18,631	27,129	39,882
Net income	$38,022	$52,088	$77,143	$112,826

Per Share Data:
Earnings per common share - basic	$0.32	$0.43	$0.64	$0.94
Earnings per common share - diluted	$0.32	$0.43	$0.64	$0.93
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28
Book value per common share (period end)	$17.23	$16.74	$17.23	$16.74
Tangible common equity (“TCE”) per share (period end) (1)	$13.32	$12.80	$13.32	$12.80
TCE ratio (period end) (1)	8.04%	8.68%	8.04%	8.68%

Common Share Count:
Number of common shares outstanding (period end)	120,014,888	119,473,939	120,014,888	119,473,939
Weighted average shares - basic	119,953,174	120,219,919	119,753,321	120,175,894
Weighted average shares - diluted	120,129,359	120,699,638	120,179,443	120,898,605

Selected Performance Ratios:
Return on average assets (2)	0.74%	1.17%	0.78%	1.27%
Return on average stockholders’ equity (2)	7.34%	10.33%	7.49%	10.99%
Return on average tangible equity (1) (2)	9.49%	13.48%	9.70%	14.27%
Dividend payout ratio (dividends per share/diluted EPS)	44.23%	32.44%	43.62%	30.00%
Net interest margin (2)(3)	2.70%	3.36%	2.85%	3.28%
Efficiency ratio (4)	59.13%	52.09%	60.74%	51.80%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$20,468,810	$17,876,945	$19,781,806	$17,810,045
Interest bearing cash and deposits at other banks	1,996,924	64,545	1,239,343	173,836
Investment securities AFS and HTM	2,243,614	2,424,454	2,246,033	2,522,293
Loans receivable and loans held for sale	15,105,212	14,327,476	15,169,939	14,100,983
Deposits	15,752,734	14,804,772	15,777,608	14,876,305
FHLB & FRB borrowings	2,177,264	577,966	1,431,000	411,187
Stockholders’ equity	2,072,859	2,016,577	2,059,583	2,053,461

	June 30, 2023	June 30, 2022
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$20,366,138	$18,089,062
Interest earning cash in other banks	2,094,270	15,076
Investment securities AFS and HTM	2,186,346	2,352,997
Loans receivable	14,864,810	14,546,049
Deposits	15,619,352	15,029,630
FHLB and FRB borrowings	2,260,000	573,000
Convertible notes, net	444	216,678
Subordinated debentures, net	107,188	105,953
Stockholders’ equity	2,067,998	2,000,369

Consolidated Regulatory Capital Ratios (5)
Leverage ratio (6)	9.57%	10.32%
Common equity Tier 1 capital ratio	11.05%	10.69%
Tier 1 capital ratio	11.68%	11.33%
Total capital ratio	12.64%	12.13%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.16%	1.04%
Allowance for credit losses to nonaccrual loans	282.43%	218.03%
Nonaccrual loans to loans receivable	0.41%	0.48%
Nonperforming loans to loans receivable (7)	0.51%	0.75%
Nonperforming assets to total assets (7)	0.38%	0.61%
_____________________________________________

(1)TCE per share, TCE ratio, and return on average tangible equity are non-GAAP financial measures that we believe provide investors with information useful in understanding our operating results and financial condition. A reconciliation of GAAP to non-GAAP financial measures is provided on the following page.
(2)Annualized.
(3)Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.
(4)Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for credit losses and noninterest income.
(5)The ratios generally required to meet the definition of a “well-capitalized” financial institution under certain banking regulations are 5.0% leverage capital ratio, 6.5% common equity tier 1 capital ratio, 8.0% tier 1 capital ratio, and 10.0% total capital ratio.
(6)Calculations are based on quarterly average asset balances.
(7)Nonperforming assets consist of nonperforming loans and OREO. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.

Non-GAAP Financial Measurements
We provide certain non-GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our operating results and financial condition. The methodologies for calculating non-GAAP measures may differ among companies. The following tables reconcile the non-GAAP financial measures used in this Form 10-Q to the most comparable GAAP performance measures:

	June 30, 2023	June 30, 2022
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,067,998	$2,000,369
Less: Goodwill and core deposit intangible assets, net	(469,280)	(471,148)
TCE	$1,598,718	$1,529,221

Total assets	$20,366,138	$18,089,062
Less: Goodwill and core deposit intangible assets, net	(469,280)	(471,148)
Tangible assets	$19,896,858	$17,617,914

Common shares outstanding	120,014,888	119,473,939

TCE per share	$13.32	$12.80
TCE ratio	8.04%	8.68%

Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity, then dividing the difference by the number of shares of common stock outstanding. TCE ratio is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity, then dividing the difference by total assets after subtracting goodwill and core deposit intangible assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$38,022	$52,088	$77,143	$112,826

Average stockholders’ equity	$2,072,859	$2,016,577	$2,059,583	$2,053,461
Less: Average goodwill and core deposit intangible assets, net	(469,515)	(471,421)	(469,752)	(471,669)
Average tangible equity	$1,603,344	$1,545,156	$1,589,831	$1,581,792

Return on average tangible equity (annualized)	9.49%	13.48%	9.70%	14.27%
Return on average tangible equity is calculated by dividing net income for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the second quarter of 2023 was $38.0 million, or $0.32 per diluted common share, compared with $52.1 million, or $0.43 per diluted common share, for the same period of 2022, which was a decrease of $14.1 million, or 27.0%. The year-over-year decrease in net income was primarily due to a decrease in net interest income, and increases in the provision for credit losses and noninterest expense.
Net income for the six months ended June 30, 2023, was $77.1 million, or $0.64 per diluted common share, compared with $112.8 million, or $0.93 per diluted share, for the same period of 2022, which was a decrease of $35.7 million, or 31.6%. The decrease in net income was primarily due to increases in the provision for credit losses and noninterest expense, and a decrease in net interest income.
Net Interest Income and Net Interest Margin
Net Interest Income
A principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, and the interest paid on deposits, borrowed funds, and convertible notes. Net interest income expressed as a percentage of average interest earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest earning assets less the cost of average interest bearing liabilities. Net interest income is affected by changes in the balances of interest earning assets and interest bearing liabilities, changes in yields earned on interest earning assets, and changes in rates paid on interest bearing liabilities.
Comparison of Three Months Ended June 30, 2023, with the Three Months Ended June 30, 2022
Net interest income before provision for credit losses was $130.7 million for the second quarter of 2023, compared with $141.5 million for the same period of 2022, a decrease of $10.8 million, or 7.7%. The year-over-year decrease in net interest income was driven by a higher cost of funds and an increase in average interest bearing deposits and short-term borrowings, partially offset by expanding yields on earning assets and a higher average balance in interest earning cash and deposits in other banks. The expanding earning asset yields and higher deposit costs reflected rising market interest rates during the period. The target Federal Funds rate increased to 5.25% at June 30, 2023, up from 1.75% at June 30, 2022. The increase in average on-balance sheet liquidity reflects the Company’s conservative approach to liquidity risk management. The elevated level of average interest earning cash and deposits in other banks was largely funded through the FRB’s BTFP.
Comparison of Six Months Ended June 30, 2023, with the Six Months Ended June 30, 2022
Net interest income before provision for credit losses was $264.6 million for the six months ended June 30, 2023, compared with $274.7 million for the same period of 2022, a decrease of $10.1 million, or 3.7%. The year-over-year decrease in net interest income was driven by a higher cost of funds and an increase in average interest bearing deposits and short-term borrowings, partially offset by expanding yields on earning assets and higher average interest earning cash and deposits in other banks.
Net Interest Margin
Our net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities. The net interest margin for the second quarter of 2023 was 2.70%, a decrease of 66 basis points from 3.36% for the same period of 2022. Net interest margin for the six months ended June 30, 2023, was 2.85%, a decrease of 43 basis points from 3.28% for the same period of 2022. The decreases in net interest margin were primarily due to a higher cost of funds and an increase in average borrowings, partially offset by loan yield expansion and growth in average interest earning cash and deposits at other banks.
The weighted average yield on loans increased to 5.99% for the second quarter of 2023, up 193 basis points from 4.06% for the same period of 2022. The weighted average yield on loans increased by 190 basis point to 5.87% for the six months ended June 30, 2023, up from 3.97% for the same period of 2022. The increases in average yields were driven by the upward repricing of our variable rate loans in a rising interest rate environment, and higher average rates on new loans. At June 30, 2023, variable interest rate loans made up approximately 46% of the loan portfolio. For the three and six months ended June 30, 2023, the average weighted rate on new loan originations was 8.37% and 7.92%, respectively, compared with 4.26% and 3.94% for the same periods of 2022, respectively.

The weighted average yield on investment securities for the three and six months ended June 30, 2023, was 2.78% and 2.75%, respectively, compared with 2.04% and 1.92% for the same periods of 2022, respectively. The increases in average yields were primarily due to higher rates on new purchases of investment securities, and an upward repricing of variable rate investments. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average yield on interest earning cash and deposits at other banks for the second quarter of 2023 was 5.08%, an increase of 462 basis points from 0.46% for the same period of 2022. The weighted average yield on interest earning cash and deposits at other banks for the six months ended June 30, 2023, was 4.92%, an increase of 468 basis points from 0.24% for the same period of 2022. The yield on interest earning cash and deposits at other banks is tied to the Federal Funds rate, which increased alongside Federal Funds rate hikes.
The weighted average cost of deposits for the second quarter of 2023 was 2.79%, an increase of 246 basis points from 0.33% for the same period of 2022. The weighted average cost of deposits for the six months ended June 30, 2023, was 2.58%, an increase of 230 basis points from 0.28% for the same period of 2022. The year-over-year increase in the cost of deposits was driven by rising market interest rates, remix of deposits into higher-cost categories, and increased competition for deposits.
The weighted average cost of FHLB and FRB borrowings for the second quarter of 2023 was 4.35%, an increase of 334 basis points from 1.01% for the same period of 2022. The weighted average cost of FHLB and FRB borrowings for the six months ended June 30, 2023, was 4.27%, an increase of 322 basis points from 1.05% for the same period of 2022. The year-over-year increase in the cost of FHLB and FRB borrowings was a result of the overall increase in market rates.
The weighted average cost of our convertible notes for the three and six months ended June 30, 2023, was 2.45% and 2.42%, respectively, compared with 2.44% and 2.43% for the same periods of 2022, respectively. The cost of our convertible notes consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance costs. The capitalized issuance costs were fully amortized at June 30, 2023, and the cost is expected to consist solely of the coupon rate going forward.
The weighted average cost of subordinated debentures for the second quarter of 2023 was 9.79%, an increase of 479 basis points from 5.00% for the same period of 2022. The weighted average cost of subordinated debentures for the six months ended June 30, 2023, was 9.62%, an increase of 513 basis points from 4.49% for the same period of 2022. The subordinated debentures have variable interest rates that are tied to the three-month LIBOR rate, and our cost increased alongside the year-over-year increase in LIBOR. Due to LIBOR cessation at June 2023, the replacement index rate is the three-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”).

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$15,105,212	$225,671	5.99%	$14,327,476	$145,024	4.06%
Investment securities AFS and HTM(3)	2,243,614	15,534	2.78%	2,424,454	12,308	2.04%
Interest earning cash and deposits at other banks	1,996,924	25,295	5.08%	64,545	74	0.46%
FHLB stock and other investments	47,044	684	5.83%	69,510	418	2.41%
Total interest earning assets	19,392,794	267,184	5.53%	16,885,985	157,824	3.75%
Total noninterest earning assets	1,076,016			990,960
Total assets	$20,468,810			$17,876,945

INTEREST BEARING LIABILITIES:
Deposits:
Money market and NOW	$4,279,819	$34,377	3.22%	$6,487,890	$8,655	0.54%
Savings deposits	216,060	674	1.25%	323,114	937	1.16%
Time deposits	6,890,035	74,673	4.35%	2,277,938	2,628	0.46%
Total interest bearing deposits	11,385,914	109,724	3.87%	9,088,942	12,220	0.54%
FHLB and FRB borrowings	2,177,264	23,622	4.35%	577,966	1,457	1.01%
Convertible notes, net	96,621	598	2.45%	216,540	1,322	2.42%
Subordinated debentures, net	103,123	2,551	9.79%	101,880	1,287	5.00%
Total interest bearing liabilities	13,762,922	136,495	3.98%	9,985,328	16,286	0.65%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	4,366,820			5,715,830
Other liabilities	266,209			159,210
Stockholders’ equity	2,072,859			2,016,577
Total liabilities and stockholders’ equity	$20,468,810			$17,876,945

Net interest income/net interest spread (not annualized)		$130,689	1.55%		$141,538	3.10%
Net interest margin			2.70%			3.36%
Cost of deposits			2.79%			0.33%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees
(2)Average balances of loans consist of loans receivable and loans held for sale
(3)Interest income and yields are not presented on a tax-equivalent basis

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$15,169,939	$441,606	5.87%	$14,100,983	$277,696	3.97%
Investment securities AFS and HTM(3)	2,246,033	30,659	2.75%	2,522,293	23,964	1.92%
Interest earning cash and deposits at other banks	1,239,343	30,217	4.92%	173,836	211	0.24%
FHLB stock and other investments	47,044	1,379	5.91%	68,974	825	2.41%
Total interest earning assets	18,702,359	503,861	5.43%	16,866,086	302,696	3.62%
Total noninterest earning assets	1,079,447			943,959
Total assets	$19,781,806			$17,810,045

INTEREST BEARING LIABILITIES:
Deposits:
Money market and NOW	$4,807,506	$75,775	3.18%	$6,413,292	$14,355	0.45%
Savings deposits	236,016	1,501	1.28%	320,824	1,865	1.17%
Time deposits	6,220,422	124,796	4.05%	2,447,771	4,676	0.39%
Total interest bearing deposits	11,263,944	202,072	3.62%	9,181,887	20,896	0.46%
FHLB and FRB borrowings	1,431,000	30,320	4.27%	411,187	2,144	1.05%
Convertible notes, net	156,535	1,920	2.44%	216,423	2,645	2.43%
Subordinated debentures, net	102,958	4,982	9.62%	101,729	2,297	4.49%
Total interest bearing liabilities	12,954,437	239,294	3.73%	9,911,226	27,982	0.57%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	4,513,664			5,694,418
Other liabilities	254,122			150,940
Stockholders’ equity	2,059,583			2,053,461
Total liabilities and stockholders’ equity	$19,781,806			$17,810,045

Net interest income/net interest spread (not annualized)		$264,567	1.70%		$274,714	3.05%
Net interest margin			2.85%			3.28%
Cost of deposits			2.58%			0.28%

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

	Three Months Ended June 30, 2023 over June 30, 2022
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$80,647	$72,391	$8,256
Investment securities AFS and HTM	3,226	4,201	(975)
Interest earning cash and deposits at other banks	25,221	6,338	18,883
FHLB stock and other investments	266	437	(171)
Total interest income	$109,360	$83,367	$25,993
INTEREST EXPENSE:
Money market and NOW	$25,722	$29,606	$(3,884)
Savings deposits	(263)	67	(330)
Time deposits	72,045	58,045	14,000
FHLB and FRB borrowings	22,165	12,062	10,103
Convertible notes, net	(724)	17	(741)
Subordinated debentures, net	1,264	1,248	16
Total interest expense	$120,209	$101,045	$19,164
NET INTEREST INCOME	$(10,849)	$(17,678)	$6,829

	Six Months Ended June 30, 2023 over June 30, 2022
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$163,910	$141,481	$22,429
Investment securities AFS and HTM	6,695	9,550	(2,855)
Interest earning cash and deposits at other banks	30,006	22,712	7,294
FHLB stock and other investments	554	885	(331)
Total interest income	$201,165	$174,628	$26,537
INTEREST EXPENSE:
Money market and NOW	$61,420	$65,878	$(4,458)
Savings deposits	(364)	163	(527)
Time deposits	120,120	103,356	16,764
FHLB and FRB borrowings	28,176	15,570	12,606
Convertible notes, net	(725)	9	(734)
Subordinated debentures, net	2,685	2,657	28
Total interest expense	$211,312	$187,633	$23,679
NET INTEREST INCOME	$(10,147)	$(13,005)	$2,858

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
The provision for credit losses for the second quarter of 2023 was $8.9 million, an increase of $5.7 million from $3.2 million in provision for credit losses for the same period of the prior year. Provision for credit losses for the six months ended June 30, 2023, was $10.6 million, an increase of $18.4 million from $7.8 million in negative provision for credit losses for the same period of the prior year. The increase in provision for credit losses for periods in 2023 compared with periods in 2022 was largely due an increase in required reserves for individually evaluated loans. During the first quarter of 2022, we had a large recovery of $17.3 million on a previously charged off loan, which reduced the amount of provision for credit losses required for the three and six months ended June 30, 2022.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer fees, swap fee income, net gains on sales of loans, and other income and fees. Noninterest income for the second quarter of 2023 was $17.0 million, compared with $12.7 million for the same period of 2022, an increase of $4.3 million, or 33.5%. Noninterest income for the six months ended June 30, 2023, was $28.0 million, compared with $25.9 million for the same period of the prior year, an increase of $2.1 million, or 7.9%.
Noninterest income by category is summarized in the table below:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,325	$2,270	$55	2.4%
International service fees	854	744	110	14.8%
Wire transfer fees	850	858	(8)	(0.9)%
Swap fees	674	175	499	285.1%
Net gains on sales of SBA loans	1,872	5,804	(3,932)	(67.7)%
Net gains on sales of residential mortgage loans	82	76	6	7.9%
Other income and fees	10,357	2,819	7,538	267.4%
Total noninterest income	$17,014	$12,746	$4,268	33.5%

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,546	$4,244	$302	7.1%
International service fees	1,942	1,538	404	26.3%
Wire transfer fees	1,623	1,758	(135)	(7.7)%
Swap fees	716	960	(244)	(25.4)%
Net gains on sales of SBA loans	4,097	11,407	(7,310)	(64.1)%
Net gains on sales of residential mortgage loans	146	833	(687)	(82.5)%
Other income and fees	14,922	5,192	9,730	187.4%
Total noninterest income	$27,992	$25,932	$2,060	7.9%

The year-over-year increase in noninterest income was primarily attributable to an increase in other income and fees partially offset by lower net gains on sales of SBA loans.
During the three and six months ended June 30, 2023, we sold $38.4 million and $79.1 million, respectively, in SBA guaranteed loans and recorded $1.9 million and $4.1 million, respectively, in net gains on sale of SBA loans. During the three and six months ended June 30, 2022, we sold $70.2 million and $128.3 million, respectively, in SBA guaranteed loans and recorded $5.8 million and $11.4 million, respectively, in net gains on sale of SBA loans.
During the three and six months ended June 30, 2023, we sold $6.6 million and $13.9 million, respectively, in residential mortgage loans and recorded $82 thousand and $146 thousand, respectively, in net gains on sale of residential mortgage loans. During the three and six months ended June 30, 2022, we sold $4.1 million and $41.9 million, respectively, in residential mortgage loans and recorded $76 thousand and $833 thousand, respectively, in net gains on sale of residential mortgage loans.
During the three and six months ended June 30, 2023, other income and fees included a $5.8 million gain from a cash distribution from an investment in an affordable housing partnership, which did not occur in the year-ago periods. Other income and fees three and six months ended June 30, 2023, also included increases of $799 thousand and $2.1 million, respectively in fair value of equity investments compared with the same periods of 2022.

Noninterest Expense
Noninterest expense for the second quarter of 2023 was $87.3 million, an increase of $7.0 million, or 8.7%, from $80.4 million for the second quarter of 2022. Noninterest expense for the six months ended June 30, 2023, was $177.7 million, an increase of $21.9 million, or 14.1%, from $155.7 million for the same period of the prior year.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$52,305	$51,058	$1,247	2.4%
Occupancy	6,967	7,178	(211)	(2.9)%
Furniture and equipment	5,393	4,778	615	12.9%
Data processing and communications	2,917	2,893	24	0.8%
Professional fees	1,416	1,582	(166)	(10.5)%
Amortization of investments in affordable housing partnerships	1,912	1,844	68	3.7%
FDIC assessments	4,691	1,450	3,241	223.5%
Earned interest credit	5,090	835	4,255	509.6%
Other	6,642	8,747	(2,105)	(24.1)%
Total noninterest expense	$87,333	$80,365	$6,968	8.7%

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$109,474	$98,803	$10,671	10.8%
Occupancy	14,488	14,513	(25)	(0.2)%
Furniture and equipment	10,451	9,422	1,029	10.9%
Data processing and communications	5,739	5,354	385	7.2%
Professional fees	2,959	3,793	(834)	(22.0)%
Amortization of investments in affordable housing partnerships	3,628	3,863	(235)	(6.1)%
FDIC assessments	6,472	3,019	3,453	114.4%
Earned interest credit	9,517	1,311	8,206	625.9%
Other	14,959	15,660	(701)	(4.5)%
Total noninterest expense	$177,687	$155,738	$21,949	14.1%
The increase in noninterest expense for the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022, was primarily driven by higher salaries and employee benefits, earned interest credits, and FDIC assessment expense.
Salaries and employee benefits expense increased $1.2 million, or 2.4%, for the second quarter of 2023, compared with the same period of 2022, and increased $10.7 million or 10.8% for the six months ended June 30, 2023, compared with the same period in 2022. The increase in salaries and employee benefits reflected inflation and higher rates of compensation in a competitive staffing market. Also included in the 2023 salaries and employee benefits expense was $1.7 million of severance costs incurred in the first quarter, related to staffing rationalization. The number of full-time equivalent employees decreased to 1,469 at June 30, 2023, down from 1,537 at June 30, 2022.

We invest in affordable housing partnerships and receive CRA credits and tax credits to reduce our overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors could take each year. We amortize the initial cost of the investments in affordable housing partnerships as tax deductions. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and six months ended June 30, 2023, total tax credits related to our investment in affordable housing partnerships were approximately $2.0 million and $4.0 million, respectively. This compares with approximately $2.3 million and $4.5 million in tax credits related to our investment in affordable housing partnerships for the same periods in 2022, respectively. The balance of investments in affordable housing partnerships decreased to $44.0 million at June 30, 2023, from $54.5 million at June 30, 2022.
The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. In 2023, the FDIC annual base assessment rate increased by two basis points industry-wide. For the three and six months ended June 30, 2023, our FDIC assessment expense was $4.7 million and $6.5 million, respectively, up from $1.45 million and $3.0 million for the same periods in 2022, respectively. In May 2023, the FDIC issued a proposed rule that would impose a special assessment rate of approximately 12.5 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate would be applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits.
Earned interest credits increased to $5.1 million for the second quarter of 2023, compared with $835 thousand for the same period in 2022, and increased to $9.5 million for the six months ended June 30, 2023, compared with $1.3 million in the year-ago period. Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates and have increased with the increases in the Federal Funds rate since mid-2022.
Provision for Income Taxes
Income tax provision expense was $13.4 million and $27.1 million for the three and six months ended June 30, 2023, respectively, compared with $18.6 million and $39.9 million for the same periods of 2022, respectively. The effective income tax rate for the three and six months ended June 30, 2023, was 26.13% and 26.02%, respectively, compared with 26.35% and 26.12% for the same periods of 2022, respectively.

Financial Condition
At June 30, 2023, our total assets were $20.37 billion, an increase of $1.20 billion, or 6.3%, from $19.16 billion at December 31, 2022. The increase in total assets was primarily due to an increase in cash and cash equivalents, partially offset by a decrease in loans receivable during the six months ended June 30, 2023.
Cash and Cash Equivalents
Our cash and cash equivalents increased to $2.30 billion at June 30, 2023, up from $506.8 million at December 31, 2022. In March 2023, the banking industry experienced significant disruption with multiple high profile bank failures within a few days. As a result, there was an overall decline of consumer confidence in the banking industry and in response to these events, we bolstered our on-balance sheet liquidity with drawdowns of our available borrowing capacity.
Investment Securities Portfolio
At June 30, 2023, we had $1.92 billion in investment securities AFS, compared with $1.97 billion at December 31, 2022. The net unrealized loss on the investment securities AFS at June 30, 2023, was $317.1 million, compared with a net unrealized loss on securities of $317.3 million at December 31, 2022. At June 30, 2023, we had $269.8 million in investment securities HTM, compared with $271.1 million at December 31, 2022. We have the ability and intent to hold securities classified as HTM to maturity.
During the six months ended June 30, 2023, $186.3 million in investment securities were purchased and $242.8 million in investment securities were paid down. For the six months ended June 30, 2023, there were no investment securities that matured, were called, or were sold.
We performed an analysis on our investment securities in unrealized loss positions at June 30, 2023 and December 31, 2022, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which we determined to have a zero loss expectation. At June 30, 2023, we also had 18 asset-backed securities, six corporate securities, and 67 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we expect full payment of principal and interest.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at June 30, 2023, totaled $43.0 million, an increase of $567 thousand, or 1.3%, from $42.4 million at December 31, 2022.
At June 30, 2023 and December 31, 2022, total equity investments with readily determinable fair values totaled $4.3 million and $4.3 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $38.7 million and $38.1 million in equity investments without readily determinable fair values at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, equity investments without readily determinable fair values included $37.3 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the six months ended June 30, 2023 and 2022.

Loans Held For Sale
Loans held for sale at June 30, 2023, totaled $49.2 million, compared with $49.2 million at December 31, 2022. Loans held for sale at June 30, 2023, included $46.0 million in CRE loans and C&I loans held for sale, and $3.2 million in residential mortgage loans held for sale. At December 31, 2022, loans held for sale consisted of $48.8 million in CRE loans and C&I loans, and $450 thousand in residential mortgage loans. During the six months ended June 30, 2023, we sold $260.3 million in loans consisting of $167.4 million in CRE loans and C&I loans, $79.1 million in SBA loans, and $13.9 million in residential mortgage loans.
Loans Receivable
At June 30, 2023, loans receivable totaled $14.86 billion, a decrease of $538.7 million, or 3.5%, from $15.40 billion at December 31, 2022. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	June 30, 2023		December 31, 2022
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$9,192,160	62%	$9,414,580	61%
C&I loans	4,805,126	32%	5,109,532	33%
Residential mortgage loans	834,377	6%	846,080	6%
Consumer and other loans	33,147	—%	33,348	—%
Total loans receivable, net of deferred costs and fees	14,864,810	100%	15,403,540	100%
Allowance for credit losses	(172,996)		(162,359)
Loans receivable, net of allowance for credit losses	$14,691,814		$15,241,181
The year-to-date decrease in our total loans receivable was primarily due to a decrease of $304.4 million in C&I loans, a decrease of $222.4 million in CRE loans, and a decrease of $11.7 million in residential mortgage loans. The year-to-date decreases in C&I loans and CRE loans were largely driven by principal paydowns and loans sold outpacing loan production and reflect our disciplined pricing and conservative underwriting in a high interest rate environment.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding as of the dates indicated:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to extend credit	$2,761,027	$2,856,263
Standby letters of credit	124,060	132,538
Other commercial letters of credit	52,674	22,376
Total loan commitments and letters of credit	$2,937,761	$3,011,177

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $77.4 million at June 30, 2023, compared with $69.4 million at December 31, 2022. We adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Therefore, accruing TDR loans are no longer included in nonperforming assets. Nonperforming assets at December 31, 2022, included accruing TDR loans of $16.9 million. The ratio of nonperforming assets to total assets was 0.38% at June 30, 2023, compared with 0.36% at December 31, 2022. Nonaccrual loans to loans receivable increased to 0.41% at June 30, 2023, from 0.32% at December 31, 2022.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans (1)	$61,252	$49,687
Accruing delinquent loans past due 90 days or more	15,182	401
Accruing troubled debt restructured loans (2)	—	16,931
Total nonperforming loans	76,434	67,019
OREO	938	2,418
Total nonperforming assets	$77,372	$69,437

Nonaccrual loans to loans receivable	0.41%	0.32%
Nonperforming loans to loans receivable	0.51%	0.44%
Nonperforming assets to total assets	0.38%	0.36%
Allowance for credit losses to nonaccrual loans	282.43%	326.76%
Allowance for credit losses to nonperforming loans (2)	226.33%	242.26%
Allowance for credit losses to nonperforming assets (2)	223.59%	233.82%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $11.9 million at June 30, 2023, and $9.8 million at December 31, 2022.
(2)    The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.

Allowance for Credit Losses
The ACL was $173.0 million at June 30, 2023, compared with $162.4 million at December 31, 2022. The ACL was 1.16% and 1.05% of loans receivable at June 30, 2023 and December 31, 2022, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at June 30, 2023 and December 31, 2022, totaled $7.6 million and $9.1 million, respectively.
The third-party economic forecast used in the calculation at June 30, 2023, worsened relative to the forecast used at December 31, 2022. The updated macroeconomic forecast projected lower GDP growth and a lower CRE price index. The decline in projected forecast macroeconomic variables and an increase in required reserves for individually evaluated loans resulted in an increase the ACL at June 30, 2023, compared with December 31, 2022.
The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
CRE loans	$105,321	$95,884
C&I loans	54,894	56,872
Residential mortgage loans	11,983	8,920
Consumer and other loans	798	683
Total	$172,996	$162,359

Allowance for credit losses to loans receivable	1.16%	1.05%
Our ACL coverage ratio at June 30, 2023, increased to 1.16%, up from 1.05% at December 31, 2022. Higher ACL for our CRE loans reflects a decline in the projected commercial real estate price index as of June 2023 economic forecast, compared with the December 2022 economic forecast.
The increase in total ACL at June 30, 2023, compared with December 31, 2022, consisted of increases in ACL for both individually and collectively evaluated loans. The allowance requirement for loans evaluated on an individual basis increased to $13.2 million at June 30, 2023, compared with $3.9 million at December 31, 2022, primarily due to the downgrade of one commercial lending relationship. ACL for collectively evaluated loans increased to $159.8 million at June 30, 2023, compared with $158.5 million at December 31, 2022.

The following table presents the provisions (credit) for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
LOANS:
Average loans	$15,105,212	$14,327,476	$15,169,939	$14,100,983
Loans receivable (end of period)	$14,864,810	$14,546,049	$14,864,810	$14,546,049

ALLOWANCE:
Balance, beginning of period	$163,544	$147,450	$162,359	$140,550
Less loan charge offs:
CRE loans	(561)	(476)	(561)	(1,751)
C&I loans	(298)	(172)	(738)	(349)
Residential mortgage loans	—	—	—	—
Consumer and other loans	(120)	(64)	(175)	(115)
Total loan charge offs	(979)	(712)	(1,474)	(2,215)
Plus loan recoveries:
CRE loans	123	984	192	18,677
C&I loans	1,389	633	1,673	2,339
Residential mortgage loans	—	—	—	—
Consumer and other loans	19	25	53	29
Total loan recoveries	1,531	1,642	1,918	21,045
Net loan recoveries	552	930	444	18,830
ASU 2022-02 day 1 adjustment	—	—	(407)
Provision (credit) for credit losses	8,900	3,200	10,600	(7,800)
Balance, end of period	$172,996	$151,580	$172,996	$151,580

Net loan recoveries to average loans*	0.01%	0.03%	0.01%	0.27%
Allowance for credit losses to loans receivable at end of period	1.16%	1.04%	1.16%	1.04%

__________________________________
*    Annualized
Net loan recoveries as a percentage of average loans were 0.01% and 0.01%, annualized, for the three and six months ended June 30, 2023, respectively, compared with an annualized net recovery ratio of 0.03% and 0.27%, respectively, for the same periods in 2022, reflecting minimal net charge offs for the first half of 2023 and a large recovery of $17.3 million recorded during the first half of 2022.
We believe the ACL at June 30, 2023, was adequate to absorb lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of the banking industry disruption, rising inflation, potential economic recession, and the war in Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.
At June 30, 2023, we had $50.6 million in loan accrued interest receivables, compared with $47.3 million at December 31, 2022.

Investments in Affordable Housing Partnerships
At June 30, 2023, we had $44.0 million in investments in affordable housing partnerships, compared with $47.7 million at December 31, 2022. The decrease in investments in affordable housing partnerships resulted from amortization during the six months ended June 30, 2023. Commitments to fund investments in affordable housing partnerships totaled $9.3 million at June 30, 2023, compared with $11.8 million at December 31, 2022.
OREO
At June 30, 2023, OREO, net totaled $938 thousand, compared with $2.4 million at December 31, 2022. During the six months ended June 30, 2023, there were no loans transferred to OREO and we sold one OREO property with a carrying balance of $1.5 million. OREO are presented on the balance sheet net of OREO valuation allowances. The OREO valuation allowance at June 30, 2023, totaled $0, compared with $1.4 million at December 31, 2022.
Deposits, Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At June 30, 2023, total deposits were $15.62 billion, down $119.4 million, or 0.8%, from $15.74 billion at December 31, 2022. Money market and NOW accounts decreased $1.43 billion during the six months ended June 30, 2023, and demand deposits decreased $620.2 million, while time deposits increased $1.99 billion during the period. This shift in deposit mix reflects an industry-wide migration and customer preferences for higher yielding time deposits in a high interest rate environment.
At June 30, 2023, 27.1% of total deposits were noninterest bearing demand deposits, 44.7% were time deposits, and 28.2% were interest bearing money market, NOW accounts, and savings deposits. At December 31, 2022, 30.8% of total deposits were noninterest bearing demand deposits, 31.7% were time deposits, and 37.5% were interest bearing money market, NOW accounts, and savings deposits.
At June 30, 2023, we had $2.28 billion in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $1.18 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2022. The year-to-date increase in brokered deposits reflected the banking industry disruption caused by multiple bank failures in the first half of 2023. The California State Treasurer time deposits at June 30, 2023, had original maturities of six months, a weighted average interest rate of 4.95%, and were collateralized with securities with a total fair value of $332.6 million. At June 30, 2023, time deposits of more than $250 thousand totaled $2.43 billion, compared with $2.39 billion at December 31, 2022.
The Bank’s estimated uninsured and uncollateralized deposits at June 30, 2023, totaled $5.58 billion, or approximately 36% of the Bank’s total deposits, compared with $6.48 billion, or approximately 41%, at December 31, 2022. Uninsured and uncollateralized deposits are estimated based on the portion of account balances in excess of FDIC insurance limits plus deposits that are not collateralized.
The following is a schedule of time deposit maturities at June 30, 2023:

	June 30, 2023
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,012,402	15%
Over three months through six months	2,522,637	36%
Over six months through nine months	1,985,752	28%
Over nine months through twelve months	997,998	14%
Over twelve months	458,237	7%
Total time deposits	$6,977,026	100%

FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At June 30, 2023, borrowings totaled $2.26 billion, consisting of $100.0 million in FHLB borrowings and $2.16 billion in FRB borrowings, compared with $865.0 million in borrowings at December 31, 2022, consisting of $600.0 million in FHLB borrowings and $265.0 million in FRB borrowings. At June 30, 2023 and December 31, 2022, the average weighted remaining maturity of total FHLB and FRB borrowings was seven months and less than one month, respectively. At June 30, 2023, FRB borrowings included $1.70 billion in borrowings from the BTFP at an average weighted rate of 4.47% maturing in the first half of 2024. Given its attractive cost and structure, we utilized the BTFP to bolster our on-balance sheet liquidity in response to the banking industry disruption caused by the recent bank failures. Correspondingly, our cash and cash equivalent levels increased to $2.30 billion at June 30, 2023, up from $506.8 million at December 31, 2022.
We did not have federal funds purchased at June 30, 2023, and December 31, 2022.
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $107.2 million at June 30, 2023, and $106.6 million at December 31, 2022. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date (see Note 10—“Convertible Notes and Subordinated Debentures” for additional information regarding the subordinated debentures issued).
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The net carrying balance of convertible notes at June 30, 2023, was $444 thousand. During the six months ended June 30, 2023, the Company repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. At December 31, 2022, the net carrying balance of convertible notes was $217.1 million, net of $352 thousand in uncapitalized issuance costs.
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
We have outstanding risk participation agreements that are part of syndicated loan transactions that we participated in as a means to earn additional fee income. Risk participation agreements are credit derivatives not designated as hedges, in which we share in the risk related to the interest rate swap on participated loans. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities.

We enter into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments, we also enter into forward commitments, or commitments to deliver residential mortgage loans on a future date, which are also considered derivatives. The net change in the fair value of derivatives represents income recorded from changes in fair value for these mortgage derivative instruments.
We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of interest payments on subordinated debentures and convertible notes and dividend payments to stockholders. We seek to maintain capital at a level sufficient to assure our stockholders, customers, and regulators that Hope Bancorp and the Bank are financially sound. For this purpose, we perform ongoing assessments of capital related risks, components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.
Total stockholders’ equity was $2.07 billion at June 30, 2023, compared with $2.02 billion at December 31, 2022. During the six months ended June 30, 2023, stockholders’ equity increased by $48.7 million due to net income earned of $77.1 million, an increase in additional paid-in capital consisting of $2.8 million in stock-based compensation, an increase in accumulated other comprehensive income of $2.0 million, and an increase to beginning retained earnings of $287 thousand, net of tax resulting from the Company’s adoption of ASU 2022-02, partially offset by dividends paid of $33.5 million. The increase in accumulated other comprehensive income from December 31, 2022, to June 30, 2023, reflects a decrease in unrealized losses on our investment securities AFS because of changes to market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the new plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. At June 30, 2023, we had $35.3 million remaining of the $50.0 million stock repurchase plan.

At June 30, 2023 and December 31, 2022, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the table below.

	June 30, 2023
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,839,586	11.05%	N/A	N/A
Total capital (to risk-weighted assets)	$2,102,625	12.64%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,942,873	11.68%	N/A	N/A
Leverage capital (to average assets)	$1,942,873	9.57%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,905,339	11.46%	6.50%	4.96%
Total capital (to risk-weighted assets)	$2,065,091	12.42%	10.00%	2.42%
Tier 1 capital (to risk-weighted assets)	$1,905,339	11.46%	8.00%	3.46%
Leverage capital (to average assets)	$1,905,339	9.39%	5.00%	4.39%

	December 31, 2022
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,799,020	10.55%	N/A	N/A
Total capital (to risk-weighted assets)	$2,041,319	11.97%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,901,685	11.15%	N/A	N/A
Leverage capital (to average assets)	$1,901,685	10.15%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$2,049,973	12.03%	6.50%	5.53%
Total capital (to risk-weighted assets)	$2,189,607	12.85%	10.00%	2.85%
Tier 1 capital (to risk-weighted assets)	$2,049,973	12.03%	8.00%	4.03%
Leverage capital (to average assets)	$2,049,973	10.94%	5.00%	5.94%

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
At June 30, 2023, our total borrowing capacity, cash and cash equivalents, and unpledged securities totaled $7.75 billion, up from $7.23 billion at December 31, 2022. At June 30, 2023, our borrowing capacity comprised $4.60 billion from the FHLB ($4.50 billion unused and available to borrow), $2.51 billion from the FRB ($354.4 million unused and available to borrow), and $417.7 million of Fed funds facilities with other banks (entirely unused). At June 30, 2023, our total remaining available borrowing capacity was $5.27 billion. In addition to these lines, cash and cash equivalents, interest earning cash deposits and deposits with other banks totaled $2.30 billion, and unpledged investment securities AFS amounted to $173.8 million. We believe our liquidity sources are more than sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The objective of our asset and liability management activities is to maximize our earnings while maintaining adequate liquidity and maintaining exposure to interest rate risk deemed to be acceptable by management, by adjusting the type and mix of assets and liabilities to seek to effectively address changing conditions and risks. Through the overall management of our balance sheet and by managing various risks, we seek to optimize our financial returns within safe and sound parameters. Our primary operating strategies for attaining this objective include; (a) managing the net interest margin through appropriate risk/return pricing of assets and liabilities; and (b) emphasizing growth of low-cost, stable customer deposits, to reduce our cost of funds. We use various methods to protect against exposure to interest rate fluctuations, with the objective of reducing the effects of fluctuations on associated cash flows or values. Finally, we perform internal analysis to measure, evaluate, and monitor liquidity and interest rate risk.
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
The fundamental objective of our ALM is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our ALM meets regularly to monitor interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of our assets and liabilities, and our investment activities. It also directs changes in the composition of our assets and liabilities. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The expected maturities of various assets or liabilities may shorten or lengthen as interest rates change. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.
Interest Rate Sensitivity
One of the methods we use to monitor interest rate risk is through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2023, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. Scenarios included parallel and non-parallel interest rate shifts; instantaneous shocks and ramps; static balance sheets and dynamic adjustments; and adjustment for observed and estimated deposit betas. Deposit betas represent the change in the rates paid on deposits against the change in benchmark interest indices. The net interest income simulation model does not represent a forecast of the Company’s net interest income but is a tool utilized to assess the risk of the impact of changing market interest rates across a range of market interest rate environments. As a result, actual results will differ from simulated results for multiple reasons, which may include actual balance sheet composition differences, timing, magnitude and frequency of interest rate changes, deviations from projected customer behavioral assumptions as well as from changes in market conditions and management strategies.
One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to changes in market interest rates, under varying scenarios.

The impacts on our net interest income and market value of equity exposed to hypothetical parallel changes in market interest rates, over a 12-month ramp, as projected by the model we use for this purpose is illustrated in the following table. Whereas the net interest income sensitivity analysis illustrates the impact of forecast net interest income over a one-year time horizon, the market value of equity volatility is a point-in-time analysis of balance sheet and off-balance sheet positions that incorporates the cash flows over their estimated remaining lives.

	June 30, 2023		June 30, 2022
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility

+ 200 basis points	(0.82)%	(5.02)%	4.46%	(3.77)%
+ 100 basis points	(0.61)%	(2.08)%	2.28%	(1.31)%
- 100 basis points	0.59%	1.19%	(1.79)%	(0.30)%
- 200 basis points	0.43%	1.04%	(4.01)%	(3.82)%

The simulation results presented in the table above are based on a static balance sheet. As such, they do not reflect asset or liability migration or attrition, changes to prepayment or withdrawal speeds, or growth that would occur in a dynamic environment of rising or falling interest rates. The simulation results are based on a parallel shift off of base interest rates as of June 30, 2023, and June 30, 2022, and include deposit beta adjustments. The upper limit of the Federal Funds target range was 5.25% as of June 30, 2023, and 1.75% as of June 30, 2022. The year-over-year change in interest rates impacted the dollar amount of the base interest income, the replacement yields and rates for maturing assets and liabilities, and the deposit beta assumptions utilized in the simulation model. Future actual performance will be dependent on market conditions, the level of competition for deposits, the magnitude of continued interest rate increases, and the timing and magnitude of eventual interest rate decreases.

LIBOR Transition
The Company had financial instruments that were indexed to LIBOR including investment securities, loans, derivatives, subordinated debentures, and other financial contracts prior to June 30, 2023. Since January 1, 2022, the Company has ceased to originate any LIBOR based financial instruments. The Company has substantially completed its efforts to modify financial instruments tied to LIBOR by establishing an alternative benchmark rate. The transition away from LIBOR did not have a material impact on the Company’s consolidated financial statements.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $225 thousand at June 30, 2023. It is reasonably possible the Company may incur losses. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, management believes have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to the consolidated financial statements.

Item 1A.Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by risk factors discussed in Part II, Item 1A of the subsequent Quarterly Reports on 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by risk factors discussed in Part II, Item 1A of the subsequent Quarterly Reports on 10-Q, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and subsequent Quarterly Reports on 10-Q are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, results of operations, and stock price.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended June 30, 2023.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended June 30, 2023.
The following table summarizes share repurchase activities during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
April 1, 2023 to April 30, 2023	—	$—	—	$35,333
May 1, 2023 to May 31, 2023	—	—	—	35,333
June 1, 2023 to June 30, 2023	—	—	—	35,333
Total	—	$—	—

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

HOPE BANCORP, INC.

Date:	August 8, 2023	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	August 8, 2023	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer