Form 10-Q
period 2023-09-30
HOPE BANCORP INC
filed 2023-11-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At November 1, 2023, there were 120,107,906 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: the COVID-19 pandemic and its impact on our financial position, results of operations, liquidity, and capitalization; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; geopolitical instability or unrest; and regulatory risks associated with current and future regulations, and risks associated with the execution of our organizational restructuring and failing to achieve its anticipated results. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$225,286	$213,774
Interest earning cash in other banks	2,275,037	293,002
Total cash and cash equivalents	2,500,323	506,776
Interest earning deposits in other financial institutions	—	735
Investment securities available for sale (“AFS”), at fair value	1,994,228	1,972,129
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $239,773 and $258,407 at September 30, 2023 and December 31, 2022, respectively	266,609	271,066
Equity investments	43,183	42,396
Loans held for sale, at lower of cost or fair value	19,502	49,245
Loans receivable, net of allowance for credit losses of $158,809 and $162,359 at September 30, 2023 and December 31, 2022, respectively	14,147,384	15,241,181
Other real estate owned (“OREO”), net	1,043	2,418
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	18,630
Premises and equipment, net	51,764	46,859
Accrued interest receivable	60,665	55,460
Deferred tax assets, net	166,262	150,409
Customers’ liabilities on acceptances	250	818
Bank owned life insurance (“BOLI”)	88,643	77,078
Investments in affordable housing partnerships	42,094	47,711
Operating lease right-of-use assets (“ROU”), net	51,769	55,034
Goodwill	464,450	464,450
Core deposit intangible assets, net	4,382	5,726
Servicing assets, net	10,457	11,628
Other assets	146,106	144,742
Total assets	$20,076,364	$19,164,491

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$4,249,788	$4,849,493
Interest bearing:
Money market and NOW accounts	4,424,918	5,615,784
Savings deposits	430,765	283,464
Time deposits	6,634,388	4,990,060
Total deposits	15,739,859	15,738,801
FHLB and Federal Reserve Bank (“FRB”) borrowings	1,795,726	865,000
Convertible notes, net	444	217,148
Subordinated debentures, net	107,505	106,565
Accrued interest payable	166,831	26,668
Acceptances outstanding	250	818
Operating lease liabilities	55,873	59,088
Commitments to fund investments in affordable housing partnerships	8,940	11,792
Other liabilities	170,512	119,283
Total liabilities	$18,045,940	$17,145,163
Commitments and contingent liabilities (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 137,409,055 and 120,026,220 shares, respectively, at September 30, 2023, and issued and outstanding 136,878,044 and 119,495,209 shares, respectively, at December 31, 2022	$137	$137
Additional paid-in capital	1,436,769	1,431,003
Retained earnings	1,140,870	1,083,712
Treasury stock, at cost; 17,382,835 and 17,382,835 shares at September 30, 2023 and December 31, 2022, respectively	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(282,685)	(230,857)
Total stockholders’ equity	2,030,424	2,019,328
Total liabilities and stockholders’ equity	$20,076,364	$19,164,491

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$229,937	$175,078	$671,543	$452,774
Interest on investment securities	17,006	13,498	47,665	37,462
Interest on cash and deposits at other banks	28,115	142	58,332	352
Interest on other investments	735	464	2,114	1,290
Total interest income	275,793	189,182	779,654	491,878
INTEREST EXPENSE:
Interest on deposits	117,854	30,667	319,926	51,563
Interest on FHLB and FRB borrowings	19,821	2,393	50,141	4,537
Interest on other borrowings and debt	2,740	2,936	9,642	7,878
Total interest expense	140,415	35,996	379,709	63,978
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	135,378	153,186	399,945	427,900
PROVISION FOR CREDIT LOSSES	16,800	9,200	27,400	1,400
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	118,578	143,986	372,545	426,500
NONINTEREST INCOME:
Service fees on deposit accounts	2,415	2,535	6,961	6,779
International service fees	740	834	2,682	2,372
Wire transfer fees	806	856	2,429	2,614
Swap fees	(61)	1,193	655	2,153
Net gains on sales of SBA loans	—	2,782	4,097	14,189
Net gains on sales of residential mortgage loans	118	29	264	862
Other income and fees	4,287	5,126	19,209	10,318
Total noninterest income	8,305	13,355	36,297	39,287
NONINTEREST EXPENSE:
Salaries and employee benefits	51,033	53,222	160,507	152,025
Occupancy	7,149	6,682	21,637	21,195
Furniture and equipment	5,625	4,967	16,076	14,389
Data processing and communications	2,891	2,469	8,630	7,823
Professional fees	2,111	1,196	5,070	4,989
Amortization of investments in affordable housing partnerships	1,933	2,329	5,561	6,192
FDIC assessments	3,683	1,633	10,155	4,652
Earned interest credit	6,377	4,685	15,894	5,996
Other noninterest expense	6,071	6,731	21,030	22,391
Total noninterest expense	86,873	83,914	264,560	239,652
INCOME BEFORE INCOME TAXES	40,010	73,427	144,282	226,135
INCOME TAX PROVISION	9,961	19,679	37,090	59,561
NET INCOME	$30,049	$53,748	$107,192	$166,574
EARNINGS PER COMMON SHARE
Basic	$0.25	$0.45	$0.89	$1.39
Diluted	$0.25	$0.45	$0.89	$1.38

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$30,049	$53,748	$107,192	$166,574
Other comprehensive loss:
Change in unrealized net holding losses on securities AFS	(68,261)	(112,043)	(68,117)	(308,974)
Change in unrealized net holding losses on securities transferred from AFS to HTM	—	—	—	(36,576)
Change in unrealized net holding gains on interest rate contracts used in cash flow hedges	(4,310)	18,893	3,405	24,901
Reclassification adjustments for net (gains) losses realized in net income	(3,720)	662	(8,780)	688
Tax effect	22,490	27,660	21,664	94,838
Other comprehensive loss, net of tax	(53,801)	(64,828)	(51,828)	(225,123)
Total comprehensive (loss) income	$(23,752)	$(11,080)	$55,364	$(58,549)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JUNE 30, 2022	119,473,939	$137	$1,424,891	$1,011,715	$(264,667)	$(171,707)	$2,000,369
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	5,314						—
Stock-based compensation			3,161				3,161
Cash dividends declared on common stock ($0.14 per share)				(16,725)			(16,725)
Comprehensive loss:
Net income				53,748			53,748
Other comprehensive loss						(64,828)	(64,828)
BALANCE, SEPTEMBER 30, 2022	119,479,253	$137	$1,428,052	$1,048,738	$(264,667)	$(236,535)	$1,975,725

BALANCE, JUNE 30, 2023	120,014,888	$137	$1,433,788	$1,127,624	$(264,667)	$(228,884)	$2,067,998
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	11,332						—
Stock-based compensation			2,981				2,981
Cash dividends declared on common stock ($0.14 per share)				(16,803)			(16,803)
Comprehensive loss:
Net income				30,049			30,049
Other comprehensive loss						(53,801)	(53,801)
BALANCE, SEPTEMBER 30, 2023	120,026,220	$137	$1,436,769	$1,140,870	$(264,667)	$(282,685)	$2,030,424

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2021	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	511,787	1	530				531
Stock-based compensation			5,824				5,824
Cash dividends declared on common stock ($0.42 per share)				(50,397)			(50,397)
Comprehensive loss:
Net income				166,574			166,574
Other comprehensive loss						(225,123)	(225,123)
Repurchase of treasury stock	(1,038,986)				(14,667)		(14,667)
BALANCE, SEPTEMBER 30, 2022	119,479,253	$137	$1,428,052	$1,048,738	$(264,667)	$(236,535)	$1,975,725

BALANCE, DECEMBER 31, 2022	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
Adoption of ASU 2022-02				407			407
Adoption of ASU 2022-02 tax impact				(120)			(120)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	531,011						—
Stock-based compensation			5,766				5,766
Cash dividends declared on common stock ($0.42 per share)				(50,321)			(50,321)
Comprehensive loss:
Net income				107,192			107,192
Other comprehensive loss						(51,828)	(51,828)
BALANCE, SEPTEMBER 30, 2023	120,026,220	$137	$1,436,769	$1,140,870	$(264,667)	$(282,685)	$2,030,424

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,192	$166,574
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	9,650	15,558
Stock-based compensation expense	8,767	9,285
Provision for credit losses	27,400	1,400
Provision for unfunded loan commitments	1,792	130
Provision for accrued interest receivables on loans	—	1,650
Valuation adjustment of OREO	—	415
Distribution gain from investment in affordable housing partnerships	(5,819)	—
Net gains on sales of loans	(4,174)	(14,621)
Net change in fair value of equity investments with readily determinable fair value	134	1,918
Amortization of investments in affordable housing partnerships	5,390	7,901
Net change in deferred income taxes	5,692	(5,387)
Proceeds from sales of loans held for sale	67,763	174,791
Originations of loans held for sale	(53,828)	(52,415)
Originations of servicing assets	(1,885)	(4,228)
Net change in accrued interest receivable	(7,178)	(3,916)
Net change in other assets	38,903	(3,931)
Net change in accrued interest payable	140,163	7,441
Net change in other liabilities	55,256	64,682
Net cash provided by operating activities	395,218	367,247

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of interest earning deposits in other financial institutions	735	8,883
Investment securities available for sale:
Purchase of securities	(372,895)	(195,796)
Proceeds from matured, called, or paid-down securities	280,123	277,317
Investment securities held to maturity:
Purchase of securities	(5,545)	(37,985)
Proceeds from matured, called, or paid-down securities	12,792	6,939
Proceeds from sales of equity investments	—	20,603
Purchase of equity investments	(924)	(196)
Proceeds from sales of other loans held for sale previously classified as held for investment	335,390	137,836
Purchase of loans receivable	(1,636)	(47,655)
Net change in loans receivable	710,267	(1,678,133)
Proceeds from sales of OREO	1,209	524
Purchase of FHLB stock	(4,650)	(21,378)
Redemption of FHLB stock	6,030	19,728
Purchase of premises and equipment	(11,123)	(6,548)
Purchase of BOLI policy	(11,000)	—
Proceeds from BOLI death benefits	587	1,215
Investments in affordable housing partnerships	(2,852)	(3,296)
Net cash provided by (used in) investing activities	936,508	(1,517,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,058	461,759
Proceeds from FHLB advances	5,350,000	23,650,885
Repayment of FHLB advances	(5,850,000)	(23,250,885)
Proceeds from FRB borrowings	36,104,000	7,647,000
Repayment of FRB borrowings	(34,673,274)	(7,275,000)
Repurchase of convertible notes	(19,534)	—
Repayment of convertible notes	(197,107)	—
Purchase of treasury stock	—	(14,667)
Cash dividends paid on common stock	(50,321)	(50,397)
Taxes paid in net settlement of restricted stock	(3,001)	(3,461)
Issuance of additional stock pursuant to various stock plans	—	531
Net cash provided by financing activities	661,821	1,165,765

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,993,547	15,070
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	506,776	316,266
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,500,323	$331,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$238,264	$54,929
Income taxes paid	$7,170	$70,475

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$105	$—
Transfer from loans receivable to loans held for sale	$382,286	$219,287
Transfer from loans held for sale to loans receivable	$22,400	$8,324
Transfer from investment securities available for sale to held to maturity, at fair value	$—	$238,966
Lease liabilities arising from obtaining ROU assets	$7,606	$13,698

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At September 30, 2023, the Bank operated 53 full-service branches in California, Washington, Texas, Illinois, New York, New Jersey, Virginia, Alabama and Georgia. The Bank also operated SBA loan production offices in Seattle, Denver, Houston, Dallas, Atlanta, Portland, New York City, and Northern California; commercial loan production offices in Northern California, Seattle and Tampa; residential mortgage loan production offices in Southern California; and a representative office in Seoul, Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally Bank of Hope. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that, in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2023 and December 31, 2022, and the results of operations for the three and nine months ended September 30, 2023 and 2022. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Significant Accounting Policies
The Company’s accounting policies are described in Note 1—“Summary of Significant Accounting Policies”, of its audited consolidated financial statements included in its 2022 Annual Report Form 10-K. Significant changes to accounting policies from those disclosed in the Company’s audited consolidated financial statements included in its 2022 Annual Report Form 10-K are presented below.
Loan Modifications to Borrowers Experiencing Financial Difficulty. Prior to the adoption of ASU 2022-02, the Company accounted for the modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring (“TDR”). Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were considered a TDR prior to the adoption of ASU 2022-02 will be collectively evaluated for Allowance for Credit Losses (“ACL”) purposes until the loan is paid off, liquidated, or subsequently modified. Since adoption of ASU 2022-02 on January 1, 2023, the Company evaluated all loan modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or is a continuation of the existing loan. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Please see Note 6—“Loans Receivable and Allowance for Credit Losses” for additional information concerning loan modifications to borrowers experiencing financial difficulty.
Recently Issued Accounting Pronouncements Not Yet Adopted
There were no recently issued accounting pronouncements not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.

3.    Earnings Per Share (“EPS”)
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended September 30, 2023 and 2022, stock options and restricted share awards of 1,049,495 and 751,973 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the nine months ended September 30, 2023 and 2022, stock options and restricted share awards of 1,189,286 and 715,058 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at September 30, 2023. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 10—“Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). With the adoption of ASU 2020-06, the if-converted method is required for calculating dilutive EPS for all convertible instruments since the treasury stock method is no longer available. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and nine months ended September 30, 2023 and 2022, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and nine months ended September 30, 2023 and 2022, as the conversion price exceeded the market price of the Company’s stock.
The following tables present computations of basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023			2022
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$30,049	120,020,567	$0.25	$53,748	119,476,035	$0.45
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		354,051			520,488
Diluted EPS - common stock	$30,049	120,374,618	$0.25	$53,748	119,996,523	$0.45

	Nine Months Ended September 30,
	2023			2022
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$107,192	119,843,382	$0.89	$166,574	119,940,044	$1.39
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		406,570			655,944
Diluted EPS - common stock	$107,192	120,249,952	$0.89	$166,574	120,595,988	$1.38

4.    Equity Investments
Equity investments with readily determinable fair values at September 30, 2023 and December 31, 2022, consisted of mutual funds in the amounts of $4.2 million and $4.3 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three and nine months ended September 30, 2023 and 2022, were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(134)	$186	$(134)	$(1,926)
Less: Net change in fair value recorded on equity investments sold during the period	—	375	—	(1,354)
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$(134)	$(189)	$(134)	$(572)

At September 30, 2023 and December 31, 2022, the Company also had equity investments without readily determinable fair values, which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At September 30, 2023, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $39.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $37.6 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2022, the total balance of equity investments without readily determinable fair values was $38.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $36.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and nine months ended September 30, 2023 and 2022.

5.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities available for sale:
U.S. Treasury securities	$102,337	$14	$(64)	$102,287	$3,990	$—	$(104)	$3,886
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(188)	3,812	4,000	—	(133)	3,867
Collateralized mortgage obligations	887,832	—	(176,508)	711,324	947,541	—	(153,842)	793,699
Mortgage-backed securities:
Residential	509,378	—	(107,599)	401,779	544,084	—	(90,907)	453,177
Commercial	423,225	—	(67,232)	355,993	417,241	—	(48,954)	368,287
Asset-backed securities	152,659	—	(2,079)	150,580	153,539	—	(5,935)	147,604
Corporate securities	23,314	—	(5,017)	18,297	23,351	—	(4,494)	18,857
Municipal securities	276,892	—	(26,736)	250,156	195,675	790	(13,713)	182,752
Total investment securities available for sale	$2,379,637	$14	$(385,423)	$1,994,228	$2,289,421	$790	$(318,082)	$1,972,129

Debt securities held to maturity:
U.S. Government agency and U.S. Government sponsored enterprises:
Mortgage-backed securities:
Residential	$152,766	$—	$(16,330)	$136,436	$157,881	$—	$(7,041)	$150,840
Commercial	113,843	—	(10,506)	103,337	113,185	1	(5,619)	107,567
Total investment securities held to maturity	$266,609	$—	$(26,836)	$239,773	$271,066	$1	$(12,660)	$258,407
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at September 30, 2023 and December 31, 2022, totaled $8.3 million and $7.8 million, respectively.
At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At September 30, 2023 and December 31, 2022, $271.2 million and $223.1 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2023 and 2022, there were no reclassifications out of accumulated other comprehensive income (loss) into earnings resulting from the sale of investments securities AFS.

The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest income on investment securities
Taxable	$15,884	$12,907	$44,396	$36,303
Nontaxable	1,122	591	3,269	1,159
Total	$17,006	$13,498	$47,665	$37,462
The amortized cost and estimated fair value of investment securities at September 30, 2023, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$102,338	$102,287	$—	$—
Due after one year through five years	157,231	144,857	25,816	24,525
Due after five years through ten years	108,696	94,818	8,590	7,845
Due after ten years	2,011,372	1,652,266	232,203	207,403
Total	$2,379,637	$1,994,228	$266,609	$239,773

Securities with carrying values of approximately $1.96 billion and $360.7 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

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

	September 30, 2023
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	1	$3,931	$(64)	1	$3,931	$(64)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,812	(188)	1	3,812	(188)
Collateralized mortgage obligations	2	9,556	(734)	116	701,768	(175,774)	118	711,324	(176,508)
Mortgage-backed securities:
Residential	1	2,631	(213)	64	399,148	(107,386)	65	401,779	(107,599)
Commercial	6	31,673	(2,604)	53	324,320	(64,628)	59	355,993	(67,232)
Asset-backed securities	—	—	—	18	150,580	(2,079)	18	150,580	(2,079)
Corporate securities	—	—	—	6	18,297	(5,017)	6	18,297	(5,017)
Municipal securities	48	163,402	(8,862)	44	86,754	(17,874)	92	250,156	(26,736)
Total	57	$207,262	$(12,413)	303	$1,688,610	$(373,010)	360	$1,895,872	$(385,423)

	December 31, 2022
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	1	$3,886	$(104)	—	$—	$—	1	$3,886	$(104)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	1	3,867	(133)	—	—	—	1	3,867	(133)
Collateralized mortgage obligations	61	150,419	(14,888)	59	643,280	(138,954)	120	793,699	(153,842)
Mortgage-backed securities:
Residential	23	55,645	(5,616)	42	397,532	(85,291)	65	453,177	(90,907)
Commercial	29	172,963	(12,156)	26	195,324	(36,798)	55	368,287	(48,954)
Asset-backed securities	3	21,836	(716)	15	125,768	(5,219)	18	147,604	(5,935)
Corporate securities	1	3,401	(600)	5	15,456	(3,894)	6	18,857	(4,494)
Municipal securities	31	76,942	(3,207)	32	65,730	(10,506)	63	142,672	(13,713)
Total	150	$488,959	$(37,420)	179	$1,443,090	$(280,662)	329	$1,932,049	$(318,082)

The Company had U.S. Treasury securities, agency securities, collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at September 30, 2023. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on asset-backed, corporate, and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. Once the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at September 30, 2023 and December 31, 2022.
81.5% of the Company’s investment portfolio at September 30, 2023, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had 18 asset-backed securities, six corporate securities, and 92 municipal bonds in unrealized loss positions at September 30, 2023. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at September 30, 2023.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government agency or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At September 30, 2023, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at September 30, 2023 and December 31, 2022.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by segment:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$8,972,886	$9,414,580
Commercial and industrial (“C&I”) loans	4,450,341	5,109,532
Residential mortgage loans	843,410	846,080
Consumer and other loans	39,556	33,348
Total loans receivable, net of deferred costs and fees	14,306,193	15,403,540
Allowance for credit losses	(158,809)	(162,359)
Loans receivable, net of allowance for credit losses	$14,147,384	$15,241,181
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred fees of $8.9 million and $11.1 million at September 30, 2023 and December 31, 2022, respectively.
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
The Company had loans receivable of $14.31 billion at September 30, 2023, a decrease of $1.10 billion, or 7.1%, from December 31, 2022. The largest decrease in loans receivable during the nine months ended September 30, 2023, was in C&I and CRE loans. During the nine months ended September 30, 2023, loan payoffs and paydowns exceeded new origination volume, reflecting, in part, declining customer demand in a high interest rate environment and an intentional decrease in mortgage warehouse lines of credit.
The Company had $19.5 million in loans held for sale at September 30, 2023, compared with $49.2 million at December 31, 2022. Loans held for sale at September 30, 2023, consisted of $19.5 million in C&I loans. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three and nine months ended September 30, 2023 and 2022.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2023
Balance, beginning of period	$105,321	$54,894	$11,983	$798	$172,996
Provision (credit) for credit losses	(10,852)	27,713	13	(74)	16,800
Loans charged off	(631)	(33,219)	—	(75)	(33,925)
Recoveries of charge offs	2,898	34	—	6	2,938
Balance, end of period	$96,736	$49,422	$11,996	$655	$158,809

Nine Months Ended September 30, 2023
Balance, beginning of period	$95,884	$56,872	$8,920	$683	$162,359
ASU 2022-02 day 1 adoption adjustment	19	(426)	—	—	(407)
Provision (credit) for credit losses	(1,065)	25,226	3,076	163	27,400
Loans charged off	(1,192)	(33,957)	—	(250)	(35,399)
Recoveries of charge offs	3,090	1,707	—	59	4,856
Balance, end of period	$96,736	$49,422	$11,996	$655	$158,809

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2022
Balance, beginning of period	$99,824	$44,852	$6,079	$825	$151,580
Provision (credit) for credit losses	109	8,276	837	(22)	9,200
Loans charged off	(185)	(262)	(22)	(81)	(550)
Recoveries of charge offs	176	147	—	8	331
Balance, end of period	$99,924	$53,013	$6,894	$730	$160,561

Nine Months Ended September 30, 2022
Balance, beginning of period	$108,440	$27,811	$3,316	$983	$140,550
Provision (credit) for credit losses	(25,433)	23,327	3,600	(94)	1,400
Loans charged off	(1,936)	(611)	(22)	(196)	(2,765)
Recoveries of charge offs	18,853	2,486	—	37	21,376
Balance, end of period	$99,924	$53,013	$6,894	$730	$160,561

The following tables break out the allowance for credit losses and loan balance by measurement methodology at September 30, 2023 and December 31, 2022:

	September 30, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$519	$1,933	$26	$15	$2,493
Collectively evaluated	96,217	47,489	11,970	640	156,316
Total	$96,736	$49,422	$11,996	$655	$158,809

Loans outstanding:
Individually evaluated	$26,687	$4,234	$7,810	$350	$39,081
Collectively evaluated	8,946,199	4,446,107	835,600	39,206	14,267,112
Total	$8,972,886	$4,450,341	$843,410	$39,556	$14,306,193

	December 31, 2022
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$870	$2,941	$24	$21	$3,856
Collectively evaluated	95,014	53,931	8,896	662	158,503
Total	$95,884	$56,872	$8,920	$683	$162,359

Loans outstanding:
Individually evaluated	$43,461	$12,477	$9,775	$436	$66,149
Collectively evaluated	9,371,119	5,097,055	836,305	32,912	15,337,391
Total	$9,414,580	$5,109,532	$846,080	$33,348	$15,403,540
At September 30, 2023 and December 31, 2022, reserves for unfunded loan commitments recorded in other liabilities were $3.1 million and $1.4 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded additions to reserves for unfunded commitments totaling $62 thousand and $1.8 million, respectively. For the three months ended September 30, 2022, the Company recorded credit for unfunded commitments in credit related expenses totaling $250 thousand. For the nine months ended September 30, 2022, the Company recorded additions to reserves for unfunded commitments totaling $130 thousand.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$21,027	$5,660	$26,687	$21,217
C&I loans	211	4,023	4,234	212
Residential mortgage loans	4,407	3,403	7,810	—
Consumer and other loans	—	350	350	150
Total	$25,645	$13,436	$39,081	$21,579

	December 31, 2022
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$29,782	$4,133	$33,915	$—
C&I loans	1,618	4,002	5,620	336
Residential mortgage loans	5,959	3,816	9,775	—
Consumer and other loans	—	377	377	65
Total	$37,359	$12,328	$49,687	$401
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $12.1 million and $9.8 million, at September 30, 2023 and December 31, 2022, respectively.

The following table presents the amortized cost of collateral-dependent loans at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$24,721	$—	$24,721	$35,523	$—	$35,523
C&I loans	1,204	1,842	3,046	1,618	2,743	4,361
Residential mortgage loans	4,407	—	4,407	5,959	—	5,959
Consumer and other loans	—	—	—	—	—	—
Total	$30,332	$1,842	$32,174	$43,100	$2,743	$45,843

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the nine months ended September 30, 2023, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. Real estate collateral securing CRE and C&I consisted of commercial real estate properties including hotel/motel, building, office, gas station/carwash, warehouse, and residential mortgage properties.

Accrued interest receivable on loans totaled $48.5 million at September 30, 2023, and $47.3 million at December 31, 2022. With the adoption of CECL, the Company elected not to consider accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
CRE loans	$176	$154	$841	$1,406
C&I loans	216	21	1,102	47
Residential mortgage loans	—	153	32	292
Total	$392	$328	$1,975	$1,745
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at September 30, 2023 and December 31, 2022, by loan segment:

	September 30, 2023				December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$2,941	$—	$23,862	$26,803	$2,292	$2,727	$5,694	$10,713
C&I loans	738	608	1,348	2,694	3,258	18	2,137	5,413
Residential mortgage loans	3,445	—	3,743	7,188	2,310	—	5,106	7,416
Consumer and other loans	188	29	150	367	617	44	308	969
Total Past Due	$7,312	$637	$29,103	$37,052	$8,477	$2,789	$13,245	$24,511

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

The following table presents the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Term Loan by Origination Year						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
CRE loans
Pass	$486,169	$2,439,636	$2,079,381	$1,260,813	$1,001,741	$1,491,874	$84,192	$8,843,806
Special mention	—	2,751	4,370	4,494	9,650	12,070	9,997	43,332
Substandard	2,388	1,013	7,618	581	21,251	52,897	—	85,748
Subtotal	$488,557	$2,443,400	$2,091,369	$1,265,888	$1,032,642	$1,556,841	$94,189	$8,972,886
Year-to-date gross charge offs	$—	$119	$—	$131	$34	$908	$—	$1,192

C&I loans
Pass	$932,618	$1,500,642	$740,826	$234,386	$173,515	$77,782	$567,308	$4,227,077
Special mention	4,560	30,937	36,220	778	14,738	18	56,017	143,268
Substandard	2,773	53,131	7,567	13,355	472	2,698	—	79,996
Subtotal	$939,951	$1,584,710	$784,613	$248,519	$188,725	$80,498	$623,325	$4,450,341
Year-to-date gross charge offs	$5,011	$12,160	$15,968	$128	$182	$508	$—	$33,957

Residential mortgage loans
Pass	$38,297	$369,774	$267,220	$1,365	$29,254	$129,433	$—	$835,343
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	313	—	973	6,781	—	8,067
Subtotal	$38,297	$369,774	$267,533	$1,365	$30,227	$136,214	$—	$843,410
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$4,777	$1,027	$305	$2,479	$137	$8,487	$21,994	$39,206
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	350	—	350
Subtotal	$4,777	$1,027	$305	$2,479	$137	$8,837	$21,994	$39,556
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$250	$250

Total loans
Pass	$1,461,861	$4,311,079	$3,087,732	$1,499,043	$1,204,647	$1,707,576	$673,494	$13,945,432
Special mention	4,560	33,688	40,590	5,272	24,388	12,088	66,014	186,600
Substandard	5,161	54,144	15,498	13,936	22,696	62,726	—	174,161
Total	$1,471,582	$4,398,911	$3,143,820	$1,518,251	$1,251,731	$1,782,390	$739,508	$14,306,193
Total year-to-date gross charge offs	$5,011	$12,279	$15,968	$259	$216	$1,416	$250	$35,399

	December 31, 2022
	Term Loan by Origination Year						Revolving Loans	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
CRE loans
Pass	$2,421,631	$2,194,073	$1,372,027	$1,076,405	$1,018,553	$1,064,267	$105,274	$9,252,230
Special mention	—	14,622	7,301	20,426	13,565	26,746	202	82,862
Substandard	—	8,240	1,736	7,881	10,250	51,381	—	79,488
Subtotal	$2,421,631	$2,216,935	$1,381,064	$1,104,712	$1,042,368	$1,142,394	$105,476	$9,414,580

C&I loans
Pass	$2,311,344	$1,090,034	$291,592	$298,133	$69,721	$95,531	$864,343	$5,020,698
Special mention	17,911	37,393	13,707	110	—	24	5,256	74,401
Substandard	—	2,833	5,889	1,000	1,020	3,691	—	14,433
Subtotal	$2,329,255	$1,130,260	$311,188	$299,243	$70,741	$99,246	$869,599	$5,109,532

Residential mortgage loans
Pass	$382,935	$283,163	$1,386	$30,603	$62,976	$75,242	$—	$836,305
Special mention	—	—	—	—	—	—	—	—
Substandard	—	311	—	967	384	8,113	—	9,775
Subtotal	$382,935	$283,474	$1,386	$31,570	$63,360	$83,355	$—	$846,080

Consumer and other loans
Pass	$10,005	$723	$3,351	$223	$10	$1,420	$17,239	$32,971
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	377	—	377
Subtotal	$10,005	$723	$3,351	$223	$10	$1,797	$17,239	$33,348

Total loans
Pass	$5,125,915	$3,567,993	$1,668,356	$1,405,364	$1,151,260	$1,236,460	$986,856	$15,142,204
Special mention	17,911	52,015	21,008	20,536	13,565	26,770	5,458	157,263
Substandard	—	11,384	7,625	9,848	11,654	63,562	—	104,073
Total	$5,143,826	$3,631,392	$1,696,989	$1,435,748	$1,176,479	$1,326,792	$992,314	$15,403,540
For the three and nine months ended September 30, 2023 and the twelve months ended December 31, 2022, there were no revolving loans converted to term loans.
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three and nine months ended September 30, 2023 and 2022, is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$30,302	$36,704	$97,078	$192,190
C&I loans	114,725	10,328	285,208	27,097
Total	$145,027	$47,032	$382,286	$219,287

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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio at September 30, 2023.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At September 30, 2023, the Company utilized the September 2023 Consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 1.7% in 2023, 1.1% for 2024, and 2.4% for 2025, with unemployment projected to be 4.0% for 2023, 4.5% for 2024, and 4.2% in 2025. CRE prices in the Consensus scenario were expected to decrease, with the CRE price index declining -2.2% for 2023 and -6.6% for 2024, then rebounding +7.2% in 2025. The Company also utilized Moody’s December 2022 Consensus economic forecast for the calculation of the December 31, 2022 ACL.
In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled and non-modeled estimated loss approaches. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 25 basis points for each loan type pool. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Interagency Policy Statement on the Allowance for Loan and Lease Losses, updated to reflect the adoption of CECL:
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
A summary of loans modified to borrowers experiencing financial difficulty for the periods presented, disaggregated by loan class and type of modification, is shown in the tables below:

	Three Months Ended September 30, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	1,119	2,299	—	—	3,418
Total Loan Modifications	$1,119	$2,299	$—	$—	$3,418
% of Loan Class	0.01%	0.05%	—%	—%	0.02%

	Nine Months Ended September 30, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	1,119	25,449	—	—	26,568
Total Loan Modifications	$1,119	$25,449	$—	$—	$26,568
% of Loan Class	0.01%	0.57%	—%	—%	0.19%
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans that have been modified to borrowers experiencing financial difficulty in the last 12 months to borrowers experiencing financial difficulty were current at September 30, 2023.
There were no loan modifications that had payment defaults during the three and nine months ended September 30, 2023, and were modified in the 12 months prior to default, to borrowers experiencing financial difficulty.
Troubled Debt Restructurings
At December 31, 2022, TDR loans totaled $41.1 million, consisting of $16.9 million in TDR loans on accrual status and $24.2 million in TDR loans on nonaccrual status. The Company recorded an allowance for credit losses totaling $2.8 million for TDR loans at December 31, 2022. At December 31, 2022, the Company had outstanding commitments to extend additional funds to these borrowers totaling $40 thousand. On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDR loans. The Company adopted ASU 2022-02 applying the amended requirements prospectively, except the recognition and measurement of existing TDRs, for which the Company elected the option to apply a modified retrospective transition method. Therefore, the Company did not have any TDR loans at September 30, 2023.

7.    Leases
The Company’s operating leases are real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 10 years at September 30, 2023. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
At September 30, 2023, ROU assets and related liabilities were $51.8 million and $55.9 million, respectively. At December 31, 2022, ROU assets and related liabilities were $55.0 million and $59.1 million, respectively. At September 30, 2023, the short term operating lease liability totaled $14.4 million and the long-term operating lease liability totaled $41.5 million. At December 31, 2022, the short term operating lease liability totaled $13.8 million and the long-term operating lease liability totaled $45.3 million. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less, and long term lease liabilities are due in more than twelve months at the end of each reporting period. The Company did not have any finance leases at September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, the Company extended nine leases and there were two new lease contracts. Lease extension terms ranged from two to six years and the Company reassessed the ROU assets and lease liabilities related to these leases.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Operating lease cost	$3,852	$3,796	$11,518	$11,623
Short-term lease cost	—	—	—	—
Variable lease cost	946	855	2,549	2,434
Sublease income	(29)	(104)	(121)	(312)
Net lease cost	$4,769	$4,547	$13,946	$13,745

Rent expense for the three and nine months ended September 30, 2023, was $4.5 million and $13.6 million, respectively. Rent expense for the three and nine months ended September 30, 2022, was $4.0 million and $13.3 million, respectively.
During the three and nine months ended September 30, 2023, the Company wrote off $0 and $93 thousand, respectively, in operating lease ROU assets resulting from the branch consolidation of one location. There was no write-off of operating ROU assets during the same periods of 2022.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$11,968	$11,954
ROU assets obtained in exchange for lease liabilities, net	7,606	13,698
Weighted-average remaining lease term - operating leases	4.2 years	4.7 years
Weighted-average discount rate - operating leases	2.75%	2.31%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2023
(Dollars in thousands)
2023	$3,972
2024	15,493
2025	13,874
2026	13,174
2027	7,664
2028 and thereafter	5,265
Total lease payments	59,442
Less: imputed interest	3,569
Total lease obligations	$55,873
At September 30, 2023, the Company had no operating lease commitments that had not yet commenced.

8.    Deposits
Total deposits of $15.74 billion at September 30, 2023, were largely unchanged from $15.74 billion at December 31, 2022.
The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2023 and December 31, 2022, was $2.39 billion and $2.39 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at September 30, 2023 and December 31, 2022. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At September 30, 2023 and December 31, 2022, securities with fair values of approximately $335.7 million and $348.0 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
Brokered deposits at September 30, 2023 and December 31, 2022, totaled $1.96 billion and $1.18 billion, respectively. Brokered deposits at September 30, 2023, consisted of $130.9 million in money market and NOW accounts and $1.82 billion in time deposit accounts. Brokered deposits at December 31, 2022, consisted of $70.2 million in money market and NOW accounts and $1.11 billion in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $1.4 million and $1.9 million at September 30, 2023 and December 31, 2022, respectively.
The following is a breakdown of the Company’s deposits at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$4,249,788	27%	$4,849,493	31%
Money market and NOW accounts	4,424,918	28%	5,615,784	36%
Savings deposits	430,765	3%	283,464	2%
Time deposits	6,634,388	42%	4,990,060	31%
Total deposits	$15,739,859	100%	$15,738,801	100%

9.    Borrowings
At September 30, 2023, borrowings totaled $1.80 billion, compared with $865.0 million at December 31, 2022. All of the Company’s borrowings at September 30, 2023 and December 31, 2022, had maturities of less than 12 months. The tables below summarize the Company’s borrowing lines at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,459,455	$100,000	5.58%	$4,359,455
FRB Discount Window	791,462	—	—%	791,462
FRB Bank Term Funding Program (“BTFP”)	1,717,446	1,695,726	4.47%	21,720
Unsecured Federal Funds lines	315,330	—	—%	315,330
Total	$7,283,693	$1,795,726	4.53%	$5,487,967

	December 31, 2022
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,583,277	$600,000	3.40%	$3,983,277
FRB Discount Window	670,058	265,000	4.50%	405,058
Unsecured Federal Funds lines	451,180	—	—%	451,180
Total	$5,704,515	$865,000	3.74%	$4,839,515

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At September 30, 2023 and December 31, 2022, loans with a carrying amount of $7.77 billion and $8.08 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity, respectively. At September 30, 2023 and December 31, 2022, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As a member of the FRB system, the Bank may also borrow from the FRB discount window. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At September 30, 2023, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $711.0 million. There were also eighty-eight investment securities pledged at the discount window with a total fair value of $197.5 million.
The Company availed itself of the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. At September 30, 2023, the Company had a total par value of $1.72 billion in investment securities that were pledged under the BTFP.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at September 30, 2023 and December 31, 2022.

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
On May 15, 2023, most of the Company’s holders of the convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. In addition, during the three and nine months ended September 30, 2023, the Company repurchased its notes in the aggregate principal amount of $0 and $19.9 million, respectively, and recorded a gain on debt extinguishment of $0 and $405 thousand, respectively. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker.
The value of the convertible notes at issuance and the carrying value at September 30, 2023 and December 31, 2022, are presented in the tables below:

	Capitalization Period	Gross Carrying Amount	September 30, 2023
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$444	$—	$444
Issuance costs to be capitalized	5 years	—	—	—
Carrying balance of convertible notes		$444	$—	$444

	Capitalization Period	Gross Carrying Amount	December 31, 2022
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Issuance costs to be capitalized	5 years	(4,119)	3,767	(352)
Carrying balance of convertible notes		$213,381	$3,767	$217,148
Interest expense on the convertible notes for the three and nine months ended September 30, 2023, totaled $2 thousand and $1.9 million, respectively. Interest expense on the convertible notes for the three and nine months ended September 30, 2022 totaled $1.3 million and $4.0 million, respectively.

Subordinated Debentures
At September 30, 2023, the Company had 9 wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at September 30, 2023:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	8.82%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	8.42%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	8.62%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.32%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,131	Variable	8.42%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,618	Variable	7.46%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,878	Variable	7.07%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,166	Variable	7.05%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,844	Variable	7.28%	06/30/2037
Total		$126,000	$107,505

The carrying value of the subordinated debentures at September 30, 2023 and December 31, 2022, was $107.5 million and $106.6 million, respectively. At September 30, 2023 and December 31, 2022, acquired subordinated debentures had remaining discounts of $22.4 million and $23.3 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at September 30, 2023 and December 31, 2022, and is included in other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.

11.    Derivative Financial Instruments
As part of the Company’s overall interest rate risk management, the Company enters into derivative instruments, including interest rate swaps, collars, caps, floors, foreign exchange contracts, risk participation agreements and mortgage banking derivatives. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.
The tables below present the fair value of the Company’s derivative financial instruments at September 30, 2023 and December 31, 2022. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities”, respectively, on the Company’s Consolidated Statements of Financial Condition.

	September 30, 2023
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$725,000	$—	$—
Forward interest rate contracts	1,000,000	—	11,319
Forward interest rate collars	500,000	—	7,496
Total	$2,225,000	$—	$18,815

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,104,518	$82,604	$—
Interest rate contracts with customers	1,104,518	—	84,586
Foreign exchange contracts with correspondent banks	7,336	—	18
Foreign exchange contracts with customers	1,485	139	10
Risk participation agreement	131,296	—	11
Mortgage banking derivatives	500	7	8
Total	$2,349,653	$82,750	$84,633
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2022
	Notional Amount	Fair Value
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$614,000	$19,773	$1,227
Forward interest rate swaps	111,000	5,428	—
Forward interest rate collars	500,000	182	828
Total	$1,225,000	$25,383	$2,055

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,013,407	$73,059	$330
Interest rate contracts with customers	1,013,407	330	73,059
Foreign exchange contracts with correspondent banks	2,359	79	—
Foreign exchange contracts with customers	2,359	—	73
Risk participation agreement	134,282	—	32
Mortgage banking derivatives	2,801	29	23
Total	$2,168,615	$73,497	$73,517
Derivatives designated as cash flow hedges
The Company had 23 interest rate contracts at September 30, 2023, with a total notional amount of $2.23 billion designated as cash flow hedges of liabilities tied to SOFR and Federal Funds. The designated hedged interest rate swap agreements consisted of 15 non-forward starting interest rate swaps with a notional amount of $725.0 million and a weighted average term of 3.3 years, six forward starting interest rate swaps with a notional amount of $1.00 billion and a weighted average term of 3.0 years, and two forward starting interest rate options with dealers (collars) with a notional amount of $500.0 million and a weighted average term of 3.0 years.
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
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on derivatives is recorded in AOCI and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify approximately $13.2 million from AOCI as a net decrease to interest expense during the next 12 months.
For the three and nine months ended September 30, 2023, the Company reclassified gains of $4.7 million and gains of $11.6 million, respectively, from accumulated other comprehensive income to interest expense. For the three and nine months ended September 30, 2022, the Company reclassified gains of $511 thousand and $561 thousand, respectively, from accumulated other comprehensive income to interest expense.

Derivatives not designated as hedges
The Company’s derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Simultaneously, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer interest rate contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the income statement as other income and fees. The Company is required to hold cash as collateral for the interest rate contracts that are not centrally cleared, which is recorded in other assets on the Consolidated Statements of Financial Condition. Total cash held as collateral for back-to-back interest rate contracts was $0 at September 30, 2023, and $9.1 million at December 31, 2022.
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the three and nine months ended September 30, 2023, the changes in fair value on foreign exchange contracts were gains of $96 thousand and $105 thousand, respectively, and were recognized in the income statement as other income and fees. During the three and nine months ended September 30, 2022, the changes in fair value on foreign exchange contracts were gains of $9 thousand and $9 thousand, respectively, and were recognized in the income statement as other income and fees.
At September 30, 2023, the Company had risk participation agreements with an outside counterparty for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrowers fail to perform on their interest rate derivative contracts. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, is recognized in earnings at the time of the transaction. At September 30, 2023, the notional amount of the risk participation agreements sold was $131.3 million with a credit valuation adjustment of $11 thousand. At December 31, 2022, the notional amount of the risk participation agreements sold was $134.3 million with a credit valuation adjustment of $32 thousand.
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2023, the Company had approximately $500 thousand in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2022, the Company had approximately $2.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

12.    Commitments and Contingencies
The following table presents a summary of commitments described below as dates indicated below:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to extend credit	$2,719,613	$2,856,263
Standby letters of credit	130,742	132,538
Other letters of credit	28,487	22,376
Commitments to fund investments in affordable housing partnerships	8,940	11,792
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
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $3.1 million at September 30, 2023, and $1.4 million at December 31, 2022.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $325 thousand at September 30, 2023, and $229 thousand at December 31, 2022. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

13.    Goodwill, Intangible Assets, and Servicing Assets
The carrying amount of the Company’s goodwill at September 30, 2023, and December 31, 2022, was $464.5 million. There was no impairment of goodwill recorded during the three and nine months ended September 30, 2023.
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
In March 2023, the impact to banks triggered by the closure of well-known regional banks caused a significant decline in bank stock prices, including the Company’s stock price. These triggering events warranted the Company to perform an interim goodwill assessment as of September 30, 2023. Management estimated the fair value of the Company using a combination of the income approach, based on the discounted free cash flows of the Company’ income projections and taking into consideration future economic forecasts available, and the market approach using the guideline public company method. Based on this quantitative assessment, the management has concluded that the goodwill was not impaired at September 30, 2023.
Amortization expense related to core deposit intangible assets totaled $448 thousand and $1.3 million for the three and nine months ended September 30, 2023, respectively. Amortization expense related to core deposit intangible assets totaled $486 thousand and $1.5 million for the three and nine months ended September 30, 2022, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2023 and December 31, 2022:

			September 30, 2023		December 31, 2022
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,739)	$24	$(2,668)	$95
Wilshire Bancorp acquisition	10 years	18,138	(13,780)	4,358	(12,507)	5,631
Total		$20,901	$(16,519)	$4,382	$(15,175)	$5,726
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At September 30, 2023 and December 31, 2022, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$11,532	$11,215	$11,628	$10,418
Additions through originations of servicing assets	36	1,338	1,885	4,228
Amortization	(1,111)	(952)	(3,056)	(3,045)
Balance at end of period	$10,457	$11,601	$10,457	$11,601
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.05 billion at September 30, 2023, and $1.10 billion at December 31, 2022.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at September 30, 2023 and December 31, 2022, are presented below.

	September 30, 2023	December 31, 2022
SBA Servicing Assets:
Weighted-average discount rate	10.66%	8.76%
Constant prepayment rate	12.12%	12.09%
Mortgage Servicing Assets:
Weighted-average discount rate	11.75%	11.38%
Constant prepayment rate	9.54%	9.61%

14.    Income Taxes
For the three months ended September 30, 2023, the Company recorded an income tax provision of $10.0 million on pretax income of $40.0 million, representing an effective tax rate of 24.90%, compared with an income tax provision of $19.7 million on pretax income of $73.4 million, representing an effective tax rate of 26.80% for the three months ended September 30, 2022.
For the nine months ended September 30, 2023, the Company recorded an income tax provision totaling $37.1 million on pretax income of $144.3 million, representing an effective tax rate of 25.71%, compared with an income tax provision of $59.6 million on pretax income of $226.1 million, representing an effective tax rate of 26.34% for the nine months ended September 30, 2022.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $1.7 million at September 30, 2023, and $3.0 million at December 31, 2022, that relate to uncertainties associated with state income tax matters.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $1.2 million in the next twelve months due to the expiration of statute of limitations.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at September 30, 2023.

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
Other Derivatives
Other derivatives consist of interest rate contracts designated as cash flow hedges, foreign exchange contracts and risk participation agreements. The fair values of these other derivative financial instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates, foreign exchange rates and, when appropriate, the current credit worthiness of the counterparties. Fair value assets and liabilities of centrally cleared derivatives are net of variation margin settled-to-market. Interest rate contracts designated as cash flow hedges and foreign exchange contracts, which includes non-deliverable forward contracts, are classified within Level 2 due to the observable nature of the inputs used in deriving the fair value of these contracts. Credit derivatives such as risk participation agreements are valued based on credit worthiness of the underlying borrower, which is a significant unobservable input and therefore is classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$102,287	$102,287	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,812	—	3,812	—
Collateralized mortgage obligations	711,324	—	711,324	—
Mortgage-backed securities:
Residential	401,779	—	401,779	—
Commercial	355,993	—	355,993	—
Asset-backed securities	150,580	—	150,580	—
Corporate securities	18,297	—	18,297	—
Municipal securities	250,156	—	249,303	853
Equity investments with readily determinable fair value	4,169	4,169	—	—
Interest rate contracts	82,604	—	82,604	—
Mortgage banking derivatives	7	—	7	—
Other derivatives	139	—	139	—

Liabilities:
Interest rate contracts	84,586	—	84,586	—
Mortgage banking derivatives	8	—	8	—
Other derivatives	18,854	—	18,843	11

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,886	$3,886	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,867	—	3,867	—
Collateralized mortgage obligations	793,699	—	793,699	—
Mortgage-backed securities:
Residential	453,177	—	453,177	—
Commercial	368,287	—	368,287	—
Asset-backed securities	147,604	—	147,604	—
Corporate securities	18,857	—	18,857	—
Municipal securities	182,752	—	181,809	943
Equity investments with readily determinable fair value	4,303	4,303	—	—
Interest rate contracts	73,389	—	73,389	—
Mortgage banking derivatives	29	—	29	—
Other derivatives	25,462	—	25,462	—

Liabilities:
Interest rate contracts	73,389	—	73,389	—
Mortgage banking derivatives	23	—	23	—
Other derivatives	2,160	—	2,128	32
There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2023 and 2022.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$930	$1,019	$943	$1,038
Change in fair value included in other comprehensive income	(77)	(105)	(90)	(124)
Ending Balance	$853	$914	$853	$914

Risk participation agreements:
Beginning Balance	$28	$31	$32	$93
Change in fair value included in income (expense)	(17)	(11)	(21)	(73)
Ending Balance	$11	$20	$11	$20

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$4,149	$—	$—	$4,149
C&I loans	2,835	—	—	2,835
Loans held for sale, net	19,502	—	19,502	—
OREO	105	—	—	105

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$807	$—	$—	$807
C&I loans	2,744	—	—	2,744
Loans held for sale, net	48,795	—	48,795	—
OREO	1,050	—	—	1,050
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(156)	$(962)	$(567)	$(1,573)
C&I loans	(1,768)	(3,323)	(2,157)	(3,323)
Loans held for sale, net	(341)	—	(341)	—
OREO	(37)	(337)	(308)	(593)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$2,500,323	$2,500,323	Level 1
Investment securities HTM	266,609	239,773	Level 2
Equity investments without readily determinable fair values	39,014	39,014	Level 2
Loans held for sale	19,502	19,502	Level 2
Loans receivable, net	14,147,384	13,688,653	Level 3
Accrued interest receivable	60,665	60,665	Level 2/3
Servicing assets, net	10,457	15,697	Level 3
Customers’ liabilities on acceptances	250	250	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,249,788	$4,249,788	Level 2
Savings and other interest bearing demand deposits	4,855,683	4,855,683	Level 2
Time deposits	6,634,388	6,636,281	Level 2
FHLB and FRB borrowings	1,795,726	1,790,766	Level 2
Convertible notes	444	433	Level 1
Subordinated debentures	107,505	105,773	Level 3
Accrued interest payable	166,831	166,831	Level 2
Acceptances outstanding	250	250	Level 2

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$506,776	$506,776	Level 1
Interest earning deposits in other financial institutions	735	733	Level 2
Investment securities HTM	271,066	258,407	Level 2
Equity investments without readily determinable fair values	38,093	38,093	Level 2
Loans held for sale	49,245	49,248	Level 2
Loans receivable, net	15,241,181	14,745,881	Level 3
Accrued interest receivable	55,460	55,460	Level 2/3
Servicing assets, net	11,628	17,375	Level 3
Customers’ liabilities on acceptances	818	818	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,849,493	$4,849,493	Level 2
Savings and other interest bearing demand deposits	5,899,248	5,899,248	Level 2
Time deposits	4,990,060	5,020,093	Level 2
FHLB and FRB borrowings	865,000	867,088	Level 2
Convertible notes, net	217,148	213,937	Level 1
Subordinated debentures	106,565	107,944	Level 3
Accrued interest payable	26,668	26,668	Level 2
Acceptances outstanding	818	818	Level 2

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
The carrying amount was the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, equity investments without readily determinable fair values, customers’ and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings, and variable rate loans or deposits that reprice frequently and fully. The fair value of loans was determined through a discounted cash flow analysis, which incorporates probability of default and loss given default rates on an individual loan basis. For fixed rate loans, the discount rate used in a discounted cash flow analysis was based on the SOFR Swap Rate. For variable loans, the discount rate started with the underlying index rate and an adjustment was made on certain loans, which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Fair values of residential real estate loans included Fannie Mae and Freddie Mac prepayment speed assumptions or a third-party index based on historical prepayment speeds. Fair value of time deposits was based on discounted cash flow analyses using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposit fair values incorporated brokered time deposit offering rates. The fair value of the Company’s debt was based on current rates for similar financing with a liquidity premium added to assumed market spreads to reflect exit pricing and the marketability/liquidity costs contained with consummating an orderly transaction. Fair value for the Company’s convertible notes was based on the actual last traded price of the notes. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and was not presented herein, as the fair value of these financial instruments was not material to the consolidated financial statements.

16.    Stockholders’ Equity
Total stockholders’ equity at September 30, 2023, was $2.03 billion, compared with $2.02 billion at December 31, 2022.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which an estimated $35.3 million remained available at September 30, 2023. During the nine months ended September 30, 2023, the Company did not repurchase any shares of common stock as part of this program (see Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information).
For the three months ended September 30, 2023 and 2022, the Company paid cash dividends of $0.14 per common share. For the nine months ended September 30, 2023 and 2022, the Company paid total dividends of $0.42 per common share.
The following table presents the changes to accumulated other comprehensive income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$(228,884)	$(171,707)	$(230,857)	$(11,412)

Unrealized net losses on securities available for sale	(68,261)	(112,043)	(68,117)	(308,974)
Unrealized net losses on securities available for sale transferred to held to maturity	—	—	—	(36,576)
Unrealized net gains on interest rate contracts used for cash flow hedge	(4,310)	18,893	3,405	24,901
Reclassification adjustments for net (gains) losses realized in net income	(3,720)	662	(8,780)	688
Tax effect	22,490	27,660	21,664	94,838
Other comprehensive loss, net of tax	(53,801)	(64,828)	(51,828)	(225,123)
Balance at end of period	$(282,685)	$(236,535)	$(282,685)	$(236,535)

Reclassifications for net gains and losses realized in net income for the three and nine months ended September 30, 2023 and 2022, related to net gains on interest rate contracts designated as cash flow hedges and amortization on unrealized losses from transferred investment securities to HTM. Gains and losses on interest rate contracts are recorded in interest expense in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the three and nine months ended September 30, 2023, the Company reclassified gains of $4.7 million and $11.6 million, respectively, from other comprehensive income to interest expense. For the three and nine months ended September 30, 2022, the Company reclassified gains of $511 thousand and $561 thousand, respectively, from other comprehensive income to interest expense.
For the three and nine months ended September 30, 2023, the Company recorded reclassification adjustments of $972 thousand and $2.8 million, respectively, from other comprehensive income to a reduction of interest income to amortize transferred unrealized losses to investment securities HTM, compared with $1.2 million and $1.2 million for the three and nine months ended September 30, 2022.

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
The 2019 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2019 Plan initially had 4,400,000 shares that were available for grant to participants. In September 2023, an additional 150,000 shares of common stock were made available to be issued in connection with grants of restricted stock to be granted as inducement awards for potential new employment with the Company under the 2019 Plan as Exempt Awards and pursuant to Nasdaq Listing Rule 5635(c)(4). These additional shares are not available to persons who previously served as an employee or director of the Company, other than following a bona fide period of non-employment. At September 30, 2023, there were 156,212 remaining shares available for future grants under the plan, including the inducement awards previously mentioned. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2019 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2023	649,367	$16.63
Granted	—	—
Exercised	—	—
Expired	(20,000)	17.18
Forfeited	—	—
Outstanding - September 30, 2023	629,367	$16.61	2.15	$—
Options exercisable - September 30, 2023	629,367	$16.61	2.15	$—

The following is a summary of the Company’s restricted stock and performance unit activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2023	1,760,373	$13.89
Granted	1,504,513	10.10
Vested	(828,160)	12.46
Forfeited	(133,851)	11.08
Outstanding (unvested) - September 30, 2023	2,302,875	$12.09

The total fair value of restricted stock and performance units vested during the nine months ended September 30, 2023 and 2022, was $8.2 million and $9.5 million, respectively.
In July 2022, the Company discontinued the Hope Employee Stock Purchase Plan (“ESPP”), which allowed eligible employees to purchase the Company’s common shares through payroll deductions, which build up between the offering date and the purchase date. At the purchase date, the Company used the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP was considered compensatory under GAAP and compensation expense for the ESPP is recognized as part of the Company’s stock-based compensation expense. No compensation expense was incurred for the ESPP during the three and nine months ended September 30, 2023, due to the plan’s discontinuation. The compensation expense for the ESPP during the three and nine months ended September 30, 2022, was $50 thousand and $284 thousand, respectively.
The total amounts charged against income related to stock-based payment arrangements were $3.0 million and $8.8 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, $3.2 million and $9.3 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $755 thousand and $2.3 million for the three and nine months ended September 30, 2023, respectively, compared with $865 thousand and $2.4 million for the three and nine months ended September 30, 2022, respectively.
Since all stock option grants were vested at September 30, 2023, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units was $16.4 million, and is expected to be recognized over a weighted average vesting period of 1.69 years.

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
At September 30, 2023, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
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
At September 30, 2023 and December 31, 2022, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
September 30, 2023	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,856,328	11.67%	4.50%	N/A	7.00%
Bank	$1,922,135	12.08%	4.50%	6.50%	7.00%
Total capital (to risk-weighted assets):
Company	$2,105,754	13.23%	8.00%	N/A	10.50%
Bank	$2,067,957	13.00%	8.00%	10.00%	10.50%
Tier 1 capital (to risk-weighted assets):
Company	$1,959,932	12.32%	6.00%	N/A	8.50%
Bank	$1,922,135	12.08%	6.00%	8.00%	8.50%
Leverage capital (to average assets):
Company	$1,959,932	9.83%	4.00%	N/A	N/A
Bank	$1,922,135	9.65%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2022	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,799,020	10.55%	4.50%	N/A	7.00%
Bank	$2,049,973	12.03%	4.50%	6.50%	7.00%
Total capital (to risk-weighted assets):
Company	$2,041,319	11.97%	8.00%	N/A	10.50%
Bank	$2,189,607	12.85%	8.00%	10.00%	10.50%
Tier 1 capital (to risk-weighted assets):
Company	$1,901,685	11.15%	6.00%	N/A	8.50%
Bank	$2,049,973	12.03%	6.00%	8.00%	8.50%
Leverage capital (to average assets):
Company	$1,901,685	10.15%	4.00%	N/A	N/A
Bank	$2,049,973	10.94%	4.00%	5.00%	N/A

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$243	$250	$729	$751
Customer analysis charges	1,292	1,426	3,677	3,541
NSF charges	763	749	2,209	2,149
Other service charges	93	87	273	268
Total noninterest bearing deposit account income	2,391	2,512	6,888	6,709

Interest bearing deposit account income:
Monthly service charges	24	23	73	70

Total service fees on deposit accounts	$2,415	$2,535	$6,961	$6,779

Wire transfer fee income:
Wire transfer fees	$681	$765	$2,067	$2,254
Foreign exchange fees	125	91	362	360
Total wire transfer fees	$806	$856	$2,429	$2,614

20.    Subsequent Events
On October 20, 2023, the Company announced a strategic reorganization designed to enhance shareholder value over the long term. Accordingly, the Company realigned its structure around lines of business and product delivery channels, optimized its production capacity and reduced its headcount. As part of this reorganization, the Company reduced its total headcount by 13%. The Company expects certain one-time costs associated with the reorganization to be recorded during the fourth quarter of 2023.

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

GENERAL

Hope Bancorp, Inc. is the holding company of Bank of Hope, a multi-regional bank in the United States with $20.08 billion in total assets at September 30, 2023, and headquartered in Los Angeles, California. From its base as the largest Korean American bank in the United States, Bank of Hope has grown to serve a multi-ethnic population of customers across the nation through its network of branches and loan production offices. The Bank also operates a representative office in Seoul, Korea to serve its growing base of multi-national commercial and consumer customers. The Bank provides a full suite of consumer and commercial loan, deposit and fee-based products and services, including CRE, C&I, SBA, residential mortgage and other consumer lending; treasury management services and trade finance; foreign currency exchange transactions; interest rate contracts and wealth management.
Domestically, Bank of Hope at September 30, 2023 operated 53 full-service branches in California, Washington, Texas, Illinois, New York, New Jersey, Virginia, Alabama, and Georgia. The Bank also operates SBA loan production offices in Seattle, Denver, Dallas, Atlanta, Portland, New York City, Northern California and Houston; commercial loan production offices in Northern California, Seattle and Tampa; and residential mortgage loan production offices in Southern California. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
Our principal business involves earning interest on loans and investment securities, primarily funded by deposits and borrowings. Operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts, providing fee-based products and services, and income from the sale of loans. Major expenses are the interest paid on deposits and borrowings, provisions for credit losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending, political changes, and other events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our business, financial condition, and results of operations.

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$275,793	$189,182	$779,654	$491,878
Interest expense	140,415	35,996	379,709	63,978
Net interest income	135,378	153,186	399,945	427,900
Provision for credit losses	16,800	9,200	27,400	1,400
Net interest income after provision for credit losses	118,578	143,986	372,545	426,500
Noninterest income	8,305	13,355	36,297	39,287
Noninterest expense	86,873	83,914	264,560	239,652
Income before income tax provision	40,010	73,427	144,282	226,135
Income tax provision	9,961	19,679	37,090	59,561
Net income	$30,049	$53,748	$107,192	$166,574

Per Share Data:
Earnings per common share - basic	$0.25	$0.45	$0.89	$1.39
Earnings per common share - diluted	$0.25	$0.45	$0.89	$1.38
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42
Book value per common share (period end)	$16.92	$16.54	$16.92	$16.54
Tangible common equity (“TCE”) per share (period end) (1)	$13.01	$12.60	$13.01	$12.60
TCE ratio (period end) (1)	7.96%	8.09%	7.96%	8.09%

Common Share Count:
Number of common shares outstanding (period end)	120,026,220	119,479,253	120,026,220	119,479,253
Weighted average shares - basic	120,020,567	119,476,035	119,843,382	119,940,044
Weighted average shares - diluted	120,374,618	119,996,523	120,249,952	120,595,988

Selected Performance Ratios:
Return on average assets (2)	0.60%	1.17%	0.72%	1.23%
Return on average stockholders’ equity (2)	5.78%	10.58%	6.92%	10.85%
Return on average tangible equity (1) (2)	7.47%	13.77%	8.95%	14.10%
Dividend payout ratio (dividends per share/diluted EPS)	56.09%	31.26%	47.12%	30.41%
Net interest margin (2) (3)	2.83%	3.49%	2.84%	3.36%
Efficiency ratio (4)	60.46%	50.39%	60.65%	51.30%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$20,059,304	$18,428,874	$19,875,322	$18,018,588
Interest earning cash and deposits at other banks	2,106,469	54,870	1,531,561	133,745
Investment securities AFS and HTM	2,275,133	2,366,696	2,255,839	2,469,858
Loans	14,550,106	14,925,298	14,961,058	14,378,774
Deposits	15,707,585	15,445,403	15,754,009	15,068,049
FHLB & FRB borrowings	1,809,322	448,837	1,558,493	423,875
Stockholders’ equity	2,079,092	2,032,362	2,066,157	2,046,351

	September 30, 2023	September 30, 2022
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$20,076,364	$19,083,388
Interest earning cash and deposits at other banks	2,275,037	101,086
Investment securities AFS and HTM	2,260,837	2,264,533
Loans receivable	14,306,193	15,491,187
Deposits	15,739,859	15,502,209
FHLB and FRB borrowings	1,795,726	1,072,000
Convertible notes, net	444	216,913
Subordinated debentures, net	107,505	106,258
Stockholders’ equity	2,030,424	1,975,725

Consolidated Regulatory Capital Ratios (5)
Leverage ratio (6)	9.83%	10.25%
Common equity Tier 1 capital ratio	11.67%	10.32%
Tier 1 capital ratio	12.32%	10.92%
Total capital ratio	13.23%	11.72%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.11%	1.04%
Allowance for credit losses to nonaccrual loans	406.36%	248.66%
Nonaccrual loans to loans receivable	0.27%	0.42%
Nonperforming loans to loans receivable (7)	0.42%	0.62%
Nonperforming assets to total assets (7)	0.31%	0.51%
_____________________________________________

(1)TCE per share, TCE ratio, and return on average tangible equity are non-GAAP financial measures that we believe provide investors with information useful in understanding our operating results and financial condition. A quantitative reconciliation of the most directly comparable GAAP to non-GAAP financial measures is provided on the following page.
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

	September 30, 2023	September 30, 2022
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,030,424	$1,975,725
Less: Goodwill and core deposit intangible assets, net	(468,832)	(470,662)
TCE	$1,561,592	$1,505,063

Total assets	$20,076,364	$19,083,388
Less: Goodwill and core deposit intangible assets, net	(468,832)	(470,662)
Tangible assets	$19,607,532	$18,612,726

Common shares outstanding	120,026,220	119,479,253

TCE per share	$13.01	$12.60
TCE ratio	7.96%	8.09%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$30,049	$53,748	$107,192	$166,574

Average stockholders’ equity	$2,079,092	$2,032,362	$2,066,157	$2,046,351
Less: Average goodwill and core deposit intangible assets, net	(469,079)	(470,941)	(469,525)	(471,424)
Average tangible equity	$1,610,013	$1,561,421	$1,596,632	$1,574,927

Return on average tangible equity (annualized)	7.47%	13.77%	8.95%	14.10%
Return on average tangible equity is calculated by dividing net income for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the third quarter of 2023 was $30.0 million, or $0.25 per diluted common share, compared with $53.7 million, or $0.45 per diluted common share, for the same period of 2022, which was a decrease of $23.7 million, or 44.1%. The year-over-year decrease in net income was primarily due to decreases in net interest income and noninterest income, and an increase in the provision for credit losses.
Net income for the nine months ended September 30, 2023, was $107.2 million, or $0.89 per diluted common share, compared with $166.6 million, or $1.38 per diluted share, for the same period of 2022, which was a decrease of $59.4 million, or 35.6%. The decrease in net income was primarily due to increases in the provision for credit losses and noninterest expense, and a decrease in net interest income.
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
Comparison of Three Months Ended September 30, 2023, with the Three Months Ended September 30, 2022
Net interest income before provision for credit losses was $135.4 million for the third quarter of 2023, compared with $153.2 million for the same period of 2022, a decrease of $17.8 million, or 11.6%. The year-over-year decrease in net interest income was driven by a higher cost of funds and increases in average interest bearing deposits and short-term borrowings, partially offset by expanding yields on interest earning assets and a higher average balance in interest earning cash and deposits in other banks. The expanding interest earning asset yields and higher deposit costs are reflective of rising market interest rates during the period. The target Federal Funds rate increased to 5.50% at September 30, 2023, up from 3.25% at September 30, 2022. The increase in average on-balance sheet liquidity reflected an overall conservative approach to liquidity risk management. The elevated level of average interest earning cash and deposits in other banks was largely funded through the FRB’s BTFP.
Comparison of Nine Months Ended September 30, 2023, with the Nine Months Ended September 30, 2022
Net interest income before provision for credit losses was $399.9 million for the nine months ended September 30, 2023, compared with $427.9 million for the same period of 2022, a decrease of $28.0 million, or 6.5%. The year-over-year decrease in net interest income was driven by a higher cost of funds and increases in average interest bearing deposits and short-term borrowings, partially offset by expanding yields on interest earning assets and higher average balances in loans and interest earning cash and deposits in other banks.
Net Interest Margin
Net interest margin is impacted by the weighted average rates earned on interest earning assets and paid on interest bearing liabilities. The net interest margin for the third quarter of 2023 was 2.83%, a decrease of 66 basis points from 3.49% for the same period of 2022. Net interest margin for the nine months ended September 30, 2023, was 2.84%, a decrease of 52 basis points from 3.36% for the same period of 2022. The decrease in net interest margin was primarily due to a higher cost of funds and an increase in average borrowings, partially offset by loan yield expansion and growth in average interest earning cash and deposits at other banks.
The weighted average yield on loans increased to 6.27% for the third quarter of 2023, up 162 basis points from 4.65% for the same period of 2022. The weighted average yield on loans increased by 179 basis points to 6.00% for the nine months ended September 30, 2023, up from 4.21% for the same period of 2022. The increase in average yields was driven by the upward repricing of variable rate loans in a rising interest rate environment, and higher average rates on new loans. At September 30, 2023, variable interest rate loans made up 46% of the loan portfolio. For the three and nine months ended September 30, 2023, the average weighted rate on new loan originations was 8.36% and 8.03%, respectively, compared with 5.37% and 4.47% for the same periods of 2022, respectively.

The weighted average yield on investment securities for the three and nine months ended September 30, 2023, was 2.97% and 2.83%, respectively, compared with 2.26% and 2.03% for the same periods of 2022, respectively. The increase in average yields was primarily due to higher rates on new purchases of investment securities, and an upward repricing of variable rate investments. At September 30, 2023, 13% of the investment portfolio consisted of securities with variable coupon rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average yield on interest earning cash and deposits at other banks for the third quarter of 2023 was 5.30%, an increase of 427 basis points from 1.03% for the same period of 2022. The weighted average yield on interest earning cash and deposits at other banks for the nine months ended September 30, 2023, was 5.09%, an increase of 474 basis points from 0.35% for the same period of 2022. The yield on interest earning cash and deposits at other banks is tied to the Federal Funds rate.
The weighted average cost of deposits for the third quarter of 2023 was 2.98%, an increase of 219 basis points from 0.79% for the same period of 2022. The weighted average cost of deposits for the nine months ended September 30, 2023, was 2.72%, an increase of 226 basis points from 0.46% for the same period of 2022. The year-over-year increase in the cost of deposits was driven by rising market interest rates, a remix of deposits into higher-cost categories, and increased competition for deposits.
The weighted average cost of FHLB and FRB borrowings for the third quarter of 2023 was 4.35%, an increase of 223 basis points from 2.12% for the same period of 2022. The weighted average cost of FHLB and FRB borrowings for the nine months ended September 30, 2023, was 4.30%, an increase of 287 basis points from 1.43% for the same period of 2022. The year-over-year increase in the cost of FHLB and FRB borrowings was a result of the overall increase in market interest rates.
The weighted average cost of convertible notes for the three and nine months ended September 30, 2023, was 1.76% and 2.44%, respectively, compared with 2.39% and 2.42% for the same periods of 2022, respectively. The cost of convertible notes consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance costs prior to June 30, 2023. The capitalized issuance costs were fully amortized at September 30, 2023, and the cost is expected to continue to consist solely of the coupon rate going forward.
The weighted average cost of subordinated debentures for the third quarter of 2023 was 10.36%, an increase of 418 basis points from 6.18% for the same period of 2022. The weighted average cost of subordinated debentures for the nine months ended September 30, 2023, was 9.87%, an increase of 481 basis points from 5.06% for the same period of 2022. The subordinated debentures have variable interest rates that are tied to the three-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”) rate, and the three-month LIBOR rate prior to LIBOR cessation at June 2023. The cost increased alongside the year-over-year increase in LIBOR and SOFR rates.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,550,106	$229,937	6.27%	$14,925,298	$175,078	4.65%
Investment securities AFS and HTM(3)	2,275,133	17,006	2.97%	2,366,696	13,498	2.26%
Interest earning cash and deposits at other banks	2,106,469	28,115	5.30%	54,870	142	1.03%
FHLB stock and other investments	47,316	735	6.16%	52,854	464	3.48%
Total interest earning assets	18,979,024	275,793	5.77%	17,399,718	189,182	4.31%
Total noninterest earning assets	1,080,280			1,029,156
Total assets	$20,059,304			$18,428,874

INTEREST BEARING LIABILITIES:
Deposits:
Money market and NOW	$4,202,076	$36,574	3.45%	$6,255,271	$19,614	1.24%
Savings deposits	331,354	2,240	2.68%	324,487	969	1.18%
Time deposits	6,862,038	79,040	4.57%	3,146,432	10,084	1.27%
Total interest bearing deposits	11,395,468	117,854	4.10%	9,726,190	30,667	1.25%
FHLB and FRB borrowings	1,809,322	19,821	4.35%	448,837	2,393	2.12%
Convertible notes, net	444	2	1.76%	216,762	1,322	2.39%
Subordinated debentures, net	103,429	2,738	10.36%	102,182	1,614	6.18%
Total interest bearing liabilities	13,308,663	140,415	4.19%	10,493,971	35,996	1.36%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	4,312,117			5,719,213
Other liabilities	359,432			183,328
Stockholders’ equity	2,079,092			2,032,362
Total liabilities and stockholders’ equity	$20,059,304			$18,428,874

Net interest income/net interest spread (not annualized)		$135,378	1.58%		$153,186	2.95%
Net interest margin			2.83%			3.49%
Cost of deposits			2.98%			0.79%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees
(2)Average balances of loans consist of loans receivable and loans held for sale
(3)Interest income and yields are not presented on a tax-equivalent basis

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,961,058	$671,543	6.00%	$14,378,774	$452,774	4.21%
Investment securities AFS and HTM(3)	2,255,839	47,665	2.83%	2,469,858	37,462	2.03%
Interest earning cash and deposits at other banks	1,531,561	58,332	5.09%	133,745	352	0.35%
FHLB stock and other investments	47,135	2,114	6.00%	63,542	1,290	2.71%
Total interest earning assets	18,795,593	779,654	5.55%	17,045,919	491,878	3.86%
Total noninterest earning assets	1,079,729			972,669
Total assets	$19,875,322			$18,018,588

INTEREST BEARING LIABILITIES:
Deposits:
Money market and NOW	$4,603,479	$112,349	3.26%	$6,360,040	$33,970	0.71%
Savings deposits	268,145	3,741	1.87%	322,058	2,834	1.18%
Time deposits	6,436,645	203,836	4.23%	2,683,217	14,759	0.74%
Total interest bearing deposits	11,308,269	319,926	3.78%	9,365,315	51,563	0.74%
FHLB and FRB borrowings	1,558,493	50,141	4.30%	423,875	4,537	1.43%
Convertible notes, net	103,933	1,922	2.44%	216,538	3,967	2.42%
Subordinated debentures, net	103,117	7,720	9.87%	101,882	3,911	5.06%
Total interest bearing liabilities	13,073,812	379,709	3.88%	10,107,610	63,978	0.85%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	4,445,740			5,702,734
Other liabilities	289,613			161,893
Stockholders’ equity	2,066,157			2,046,351
Total liabilities and stockholders’ equity	$19,875,322			$18,018,588

Net interest income/net interest spread (not annualized)		$399,945	1.67%		$427,900	3.01%
Net interest margin			2.84%			3.36%
Cost of deposits			2.72%			0.46%

__________________________________
*    Annualized
(1)Interest income on loans includes loan fees
(2)Average balances of loans consist of loans receivable and loans held for sale
(3)Interest income and yields are not presented on a tax-equivalent basis

Changes in net interest income are a function of changes in interest rates and volumes of interest earning assets and interest bearing liabilities. The following tables set forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	Three Months Ended September 30, 2023 over September 30, 2022
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$54,859	$59,363	$(4,504)
Investment securities AFS and HTM	3,508	4,048	(540)
Interest earning cash and deposits at other banks	27,973	2,799	25,174
FHLB stock and other investments	271	324	(53)
Total interest income	$86,611	$66,534	$20,077
INTEREST EXPENSE:
Money market and NOW	$16,960	$25,181	$(8,221)
Savings deposits	1,271	1,250	21
Time deposits	68,956	47,385	21,571
FHLB and FRB borrowings	17,428	4,499	12,929
Convertible notes, net	(1,320)	(274)	(1,046)
Subordinated debentures, net	1,124	1,104	20
Total interest expense	$104,419	$79,145	$25,274
NET INTEREST INCOME	$(17,808)	$(12,611)	$(5,197)

	Nine Months Ended September 30, 2023 over September 30, 2022
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$218,769	$199,755	$19,014
Investment securities AFS and HTM	10,203	13,680	(3,477)
Interest earning cash and deposits at other banks	57,980	32,650	25,330
FHLB stock and other investments	824	1,228	(404)
Total interest income	$287,776	$247,313	$40,463
INTEREST EXPENSE:
Money market and NOW	$78,379	$90,166	$(11,787)
Savings deposits	907	1,443	(536)
Time deposits	189,077	146,113	42,964
FHLB and FRB borrowings	45,604	19,535	26,069
Convertible notes, net	(2,045)	36	(2,081)
Subordinated debentures, net	3,809	3,761	48
Total interest expense	$315,731	$261,054	$54,677
NET INTEREST INCOME	$(27,955)	$(13,741)	$(14,214)

Provision for Credit Losses
The provision for credit losses reflects management’s assessment of the current period cost associated with credit risk inherent in the loan portfolio. The provision for credit losses for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, examinations of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit losses represents the amount charged against current period earnings to achieve an allowance for credit losses that, in management’s judgment, is adequate to absorb probable lifetime losses inherent in the loan portfolio. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses, and actual credit losses may vary in material respects from current estimates. If the allowance for credit losses is inadequate, we may be required to record additional provisions, which may have a material and adverse effect on business, financial condition, and results of operations.
The provision for credit losses for the third quarter of 2023 was $16.8 million, an increase of $7.6 million from $9.2 million in provision for credit losses for the same period of the prior year. Provision for credit losses for the nine months ended September 30, 2023, was $27.4 million, an increase of $26.0 million from $1.4 million in provision for credit losses for the same period of the prior year. The increase in provision for credit losses for periods in 2023 compared with periods in 2022 was largely due to increased net charge offs. During the third quarter of 2023, we recorded an idiosyncratic full charge off of $23.4 million related to a borrower that entered into Chapter 7 liquidation in August 2023. Related to this credit, we recorded impairment reserves of $9.6 million at June 30, 2023. During the first quarter of 2022, there was a large recovery of $17.3 million on a previously charged off loan, which reduced the amount of provision for credit losses required for the nine months ended September 30, 2022.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer fees, swap fee income, net gains on sales of loans, and other income and fees. Noninterest income for the third quarter of 2023 was $8.3 million, compared with $13.4 million for the same period of 2022, a decrease of $5.1 million, or 37.8%. Noninterest income for the nine months ended September 30, 2023, was $36.3 million, compared with $39.3 million for the same period of the prior year, a decrease of $3.0 million, or 7.6%.
Noninterest income by category is summarized in the tables below:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,415	$2,535	$(120)	(4.7)%
International service fees	740	834	(94)	(11.3)%
Wire transfer fees	806	856	(50)	(5.8)%
Swap fees	(61)	1,193	(1,254)	N/A
Net gains on sales of SBA loans	—	2,782	(2,782)	(100.0)%
Net gains on sales of residential mortgage loans	118	29	89	306.9%
Other income and fees	4,287	5,126	(839)	(16.4)%
Total noninterest income	$8,305	$13,355	$(5,050)	(37.8)%

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$6,961	$6,779	$182	2.7%
International service fees	2,682	2,372	310	13.1%
Wire transfer fees	2,429	2,614	(185)	(7.1)%
Swap fees	655	2,153	(1,498)	(69.6)%
Net gains on sales of SBA loans	4,097	14,189	(10,092)	(71.1)%
Net gains on sales of residential mortgage loans	264	862	(598)	(69.4)%
Other income and fees	19,209	10,318	8,891	86.2%
Total noninterest income	$36,297	$39,287	$(2,990)	(7.6)%

The year-over-year decrease in noninterest income was primarily attributable to lower net gains on sales of SBA loans and swap fee income. For the nine months ended September 30, 2023, the decrease was partially offset by an increase in other income and fees, compared with the same period of 2022.
Swap fees represent income earned from the execution of customer level back to back swap transactions. Swap fees for the three and nine months ended September 30, 2023 declined by $1.3 million and $1.5 million, respectively, compared to the three and nine months ended September 30, 2022, due to an overall decline in swap transactions for periods in 2023 compared to periods in 2022.
During the three and nine months ended September 30, 2023, we sold $0 and $79.1 million, respectively, in SBA guaranteed loans and recorded $0 and $4.1 million, respectively, in net gains on sale of SBA loans. During the three and nine months ended September 30, 2022, we sold $57.8 million and $186.1 million, respectively, in SBA guaranteed loans and recorded $2.8 million and $14.2 million, respectively, in net gains on sale of SBA loans. We elected to not sell any SBA 7(a) loans during the 2023 third quarter, retaining loan production on our balance sheet instead.
During the three and nine months ended September 30, 2023, we sold $10.3 million and $24.2 million, respectively, in residential mortgage loans and recorded $118 thousand and $264 thousand, respectively, in net gains on sale of residential mortgage loans. During the three and nine months ended September 30, 2022, we sold $3.7 million and $45.6 million, respectively, in residential mortgage loans and recorded $29 thousand and $862 thousand, respectively, in net gains on sale of residential mortgage loans.

During the nine months ended September 30, 2023, other income and fees included a $5.8 million gain from a cash distribution from an investment in an affordable housing partnership, which did not occur in the year-ago period. Other income and fees for the nine months ended September 30, 2023, was also impacted by a year-over-year increase in the fair value of equity investments.
Noninterest Expense
Noninterest expense for the third quarter of 2023 was $86.9 million, an increase of $3.0 million, or 3.5%, from $83.9 million for the third quarter of 2022. Noninterest expense for the nine months ended September 30, 2023, was $264.6 million, an increase of $24.9 million, or 10.4%, from $239.7 million for the same period of the prior year.
The breakdown of changes in noninterest expense by category is shown in the following tables:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$51,033	$53,222	$(2,189)	(4.1)%
Occupancy	7,149	6,682	467	7.0%
Furniture and equipment	5,625	4,967	658	13.2%
Data processing and communications	2,891	2,469	422	17.1%
Professional fees	2,111	1,196	915	76.5%
Amortization of investments in affordable housing partnerships	1,933	2,329	(396)	(17.0)%
FDIC assessments	3,683	1,633	2,050	125.5%
Earned interest credit	6,377	4,685	1,692	36.1%
Other	6,071	6,731	(660)	(9.8)%
Total noninterest expense	$86,873	$83,914	$2,959	3.5%

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$160,507	$152,025	$8,482	5.6%
Occupancy	21,637	21,195	442	2.1%
Furniture and equipment	16,076	14,389	1,687	11.7%
Data processing and communications	8,630	7,823	807	10.3%
Professional fees	5,070	4,989	81	1.6%
Amortization of investments in affordable housing partnerships	5,561	6,192	(631)	(10.2)%
FDIC assessments	10,155	4,652	5,503	118.3%
Earned interest credit	15,894	5,996	9,898	165.1%
Other	21,030	22,391	(1,361)	(6.1)%
Total noninterest expense	$264,560	$239,652	$24,908	10.4%
The increase in noninterest expense for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022, was primarily driven by higher earned interest credits and FDIC assessment expense. In addition, for the nine months ended September 30, 2023, salaries and employee benefits expense increased compared with the same period of 2022.

Salaries and employee benefits expense decreased $2.2 million, or 4.1%, for the third quarter of 2023, compared with the same period of 2022, due to a decline in incentive bonus provisions and commissions paid. Salaries and employee benefits expense increased $8.5 million, or 5.6%, for the nine months ended September 30, 2023, compared with the same period in 2022, reflecting inflation and higher rates of compensation in a competitive staffing market. Also included in the 2023 year-to-date salaries and employee benefits expense was $1.7 million of severance costs incurred in the first quarter, related to staffing rationalization. The number of full-time equivalent employees decreased to 1,446 at September 30, 2023, down from 1,539 at September 30, 2022.
The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. In 2023, the FDIC annual base assessment rate increased by two basis points industry-wide. For the three and nine months ended September 30, 2023, our FDIC assessment expense was $3.7 million and $10.2 million, respectively, up from $1.6 million and $4.7 million for the same periods in 2022, respectively. In May 2023, the FDIC issued a proposed rule that would impose a special assessment rate of approximately 12.5 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate would be applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits.
Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates and have increased with the increases in the Federal Funds rate since mid-2022. Earned interest credits increased to $6.4 million for the third quarter of 2023, compared with $4.7 million for the same period in 2022, and increased to $15.9 million for the nine months ended September 30, 2023, compared with $6.0 million in the year-ago period.
Provision for Income Taxes
Income tax provision expense was $10.0 million and $37.1 million for the three and nine months ended September 30, 2023, respectively, compared with $19.7 million and $59.6 million for the same periods of 2022, respectively. The effective income tax rate for the three and nine months ended September 30, 2023, was 24.90% and 25.71%, respectively, compared with 26.80% and 26.34% for the same periods of 2022, respectively.
We invest in affordable housing partnerships and receive CRA credits and tax credits that reduce the overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and nine months ended September 30, 2023, total tax credits related to our investment in affordable housing partnerships were approximately $2.0 million and $6.0 million, respectively. This compares with approximately $2.2 million and $6.7 million in tax credits related to our investment in affordable housing partnerships for the same periods in 2022, respectively. The balance of investments in affordable housing partnerships decreased to $42.1 million at September 30, 2023, from $50.3 million at September 30, 2022.

Financial Condition
At September 30, 2023, total assets were $20.08 billion, an increase of $911.9 million, or 4.8%, from $19.16 billion at December 31, 2022. The increase in total assets was primarily due to an increase in cash and cash equivalents, partially offset by a decrease in loans receivable during the nine months ended September 30, 2023.
Cash and Cash Equivalents
Cash and cash equivalents increased to $2.50 billion at September 30, 2023, up from $506.8 million at December 31, 2022. In March 2023, the banking industry experienced significant disruption with multiple high profile bank failures within a few days. As a result, there was an overall decline of consumer confidence in the banking industry and in response to these events we bolstered our on-balance sheet liquidity with drawdowns of our available borrowing capacity, primarily through the use of BTFP.
Investment Securities Portfolio
At September 30, 2023, we had $1.99 billion in investment securities AFS, compared with $1.97 billion at December 31, 2022. The net unrealized loss on the investment securities AFS at September 30, 2023, was $385.4 million, compared with a net unrealized loss on securities AFS of $317.3 million at December 31, 2022. The year-to-date increase in net unrealized loss position reflected movements in market interest rates. At September 30, 2023, we had $266.6 million in investment securities HTM, compared with $271.1 million at December 31, 2022. We have the ability and intent to hold securities classified as HTM to maturity.
During the nine months ended September 30, 2023, $378.4 million in investment securities were purchased and $292.9 million in investment securities were paid down. For the nine months ended September 30, 2023, there were no investment securities that matured, were called, or were sold.
We performed an analysis on our investment securities in unrealized loss positions at September 30, 2023 and December 31, 2022, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At September 30, 2023, we also had 18 asset-backed securities, six corporate securities, and 92 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because full payment of principal and interest is expected.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at September 30, 2023, totaled $43.2 million, an increase of $787 thousand, or 1.9%, from $42.4 million at December 31, 2022.
At September 30, 2023 and December 31, 2022, total equity investments with readily determinable fair values totaled $4.2 million and $4.3 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $39.0 million and $38.1 million in equity investments without readily determinable fair values at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, equity investments without readily determinable fair values included $37.6 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the nine months ended September 30, 2023 and 2022.

Loans Held For Sale
Loans held for sale at September 30, 2023, totaled $19.5 million, compared with $49.2 million at December 31, 2022. Loans held for sale at September 30, 2023, comprised one C&I loan totaling $19.5 million. At December 31, 2022, loans held for sale consisted of $48.8 million in CRE loans and C&I loans, and $450 thousand in residential mortgage loans. During the nine months ended September 30, 2023, we sold $399.0 million in loans consisting of $295.7 million in CRE loans and C&I loans, $79.1 million in SBA loans, and $24.2 million in residential mortgage loans.
Loans Receivable
At September 30, 2023, loans receivable totaled $14.31 billion, a decrease of $1.10 billion, or 7.1%, from $15.40 billion at December 31, 2022. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	September 30, 2023		December 31, 2022
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,972,886	63%	$9,414,580	61%
C&I loans	4,450,341	31%	5,109,532	33%
Residential mortgage loans	843,410	6%	846,080	6%
Consumer and other loans	39,556	—%	33,348	—%
Total loans receivable, net of deferred costs and fees	14,306,193	100%	15,403,540	100%
Allowance for credit losses	(158,809)		(162,359)
Loans receivable, net of allowance for credit losses	$14,147,384		$15,241,181
The year-to-date decrease in our total loans receivable was primarily due to a decrease of $659.2 million in C&I loans, and a decrease of $441.7 million in CRE loans. Year-to-date principal paydowns and loans sold outpaced new loan production and mortgage warehouse lines of credit was intentionally decreased.
Lines of credit or loan commitments to business customers are not normally made for periods longer than one year. The same credit policies are used in making commitments and conditional obligations as for providing loan facilities to customers. Annual reviews of such commitments are performed prior to renewal.
The following table shows loan commitments and letters of credit outstanding as of the dates indicated:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to extend credit	$2,719,613	$2,856,263
Standby letters of credit	130,742	132,538
Other commercial letters of credit	28,487	22,376
Total loan commitments and letters of credit	$2,878,842	$3,011,177

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $61.7 million at September 30, 2023, compared with $69.4 million at December 31, 2022. We adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Therefore, accruing TDR loans are no longer included in nonperforming assets. Nonperforming assets at December 31, 2022, included accruing TDR loans of $16.9 million. The ratio of nonperforming assets to total assets decreased to 0.31% at September 30, 2023, from 0.36% at December 31, 2022. Nonaccrual loans to loans receivable decreased to 0.27% at September 30, 2023, from 0.32% at December 31, 2022.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans (1)	$39,081	$49,687
Accruing delinquent loans past due 90 days or more	21,579	401
Accruing troubled debt restructured loans (2)	—	16,931
Total nonperforming loans	60,660	67,019
OREO	1,043	2,418
Total nonperforming assets	$61,703	$69,437

Nonaccrual loans to loans receivable	0.27%	0.32%
Nonperforming loans to loans receivable	0.42%	0.44%
Nonperforming assets to total assets	0.31%	0.36%
Allowance for credit losses to nonaccrual loans	406.36%	326.76%
Allowance for credit losses to nonperforming loans (2)	261.80%	242.26%
Allowance for credit losses to nonperforming assets (2)	257.38%	233.82%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $12.1 million at September 30, 2023, and $9.8 million at December 31, 2022.
(2)    The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.

Allowance for Credit Losses
The ACL was $158.8 million at September 30, 2023, compared with $162.4 million at December 31, 2022. The ACL was 1.11% and 1.05% of loans receivable at September 30, 2023 and December 31, 2022, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at September 30, 2023 and December 31, 2022, totaled $6.3 million and $9.1 million, respectively.
The third-party economic forecast used in the calculation at September 30, 2023, worsened relative to the forecast used at December 31, 2022. The updated macroeconomic forecast projected lower GDP growth and a lower CRE price index combined with higher unemployment figures. The decline in projected forecast macroeconomic variables resulted in an increase in overall ACL coverage at September 30, 2023 compared to December 31, 2022. The year-to-date lower balance of the ACL primarily reflected the year-to-date decrease in loans receivable.
The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
CRE loans	$96,736	$95,884
C&I loans	49,422	56,872
Residential mortgage loans	11,996	8,920
Consumer and other loans	655	683
Total	$158,809	$162,359

Allowance for credit losses to loans receivable	1.11%	1.05%
Our ACL coverage ratio at September 30, 2023, increased to 1.11%, up from 1.05% at December 31, 2022. The decrease in total ACL at September 30, 2023, compared with December 31, 2022, consisted of decreases in ACL for both individually and collectively evaluated loans. The decline in C&I ACL was primarily due to a decline in C&I loan balances from December 31, 2022 to September 30, 2023, which was offset by increases in ACL for CRE and residential mortgage loans due to a decline in projected macroeconomic variables.

The following table presents the provisions for credit losses, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
LOANS:
Average loans	$14,550,106	$14,925,298	$14,961,058	$14,378,774
Loans receivable (end of period)	$14,306,193	$15,491,187	$14,306,193	$15,491,187

ALLOWANCE:
Balance, beginning of period	$172,996	$151,580	$162,359	$140,550
Less loan charge offs:
CRE loans	(631)	(185)	(1,192)	(1,936)
C&I loans	(33,219)	(262)	(33,957)	(611)
Residential mortgage loans	—	(22)	—	(22)
Consumer and other loans	(75)	(81)	(250)	(196)
Total loan charge offs	(33,925)	(550)	(35,399)	(2,765)
Plus loan recoveries:
CRE loans	2,898	176	3,090	18,853
C&I loans	34	147	1,707	2,486
Residential mortgage loans	—	—	—	—
Consumer and other loans	6	8	59	37
Total loan recoveries	2,938	331	4,856	21,376
Net loan (charge offs) recoveries	(30,987)	(219)	(30,543)	18,611
ASU 2022-02 day 1 adjustment	—	—	(407)	—
Provision for credit losses	16,800	9,200	27,400	1,400
Balance, end of period	$158,809	$160,561	$158,809	$160,561

Net loan charge offs (recoveries) to average loans*	0.85%	0.01%	0.27%	(0.17)%
Allowance for credit losses to loans receivable at end of period	1.11%	1.04%	1.11%	1.04%

__________________________________
*    Annualized
Net loan charge offs as a percentage of average loans were 0.85% and 0.27%, annualized, for the three and nine months ended September 30, 2023, respectively, compared with an annualized net charge off ratio of 0.01% and an annualized net recovery ratio of 0.17%, respectively, for the same periods in 2022. In third quarter of 2023, we recorded an idiosyncratic full charge off of $23.4 million related to a borrower that entered into Chapter 7 liquidation in August 2023. For the nine months ended September 30, 2023, we had a large recovery of $17.3 million related to a CRE borrower.
We believe the ACL at September 30, 2023, was adequate to absorb lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of the banking industry disruption, rising inflation, potential economic recession, and the war in the Gaza Strip and Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.
At September 30, 2023, we had $48.5 million in accrued interest receivables on loans, compared with $47.3 million at December 31, 2022.

Investments in Affordable Housing Partnerships
At September 30, 2023, we had $42.1 million in investments in affordable housing partnerships, compared with $47.7 million at December 31, 2022. The decrease in investments in affordable housing partnerships was a result of amortization during the nine months ended September 30, 2023. Commitments to fund investments in affordable housing partnerships totaled $8.9 million at September 30, 2023, compared with $11.8 million at December 31, 2022.
OREO
At September 30, 2023, OREO, net totaled $1.0 million, compared with $2.4 million at December 31, 2022. During the nine months ended September 30, 2023, there was one loan transferred to OREO and we sold one OREO property with a carrying balance of $1.5 million. OREO are presented on the balance sheet net of OREO valuation allowances. The OREO valuation allowance at September 30, 2023, totaled $0, compared with $1.4 million at December 31, 2022.
Deposits, Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At September 30, 2023, total deposits were $15.74 billion, up $1.1 million, or 0.01%, from $15.74 billion at December 31, 2022. Time deposits increased $1.64 billion and savings deposits increased $147.3 million during the nine months ended September 30, 2023, while money market and NOW accounts decreased $1.19 billion, and demand deposits decreased $599.7 million during the nine months ended September 30, 2023. This shift in deposit mix reflects an industry-wide migration and customer preferences for higher yielding time deposits in a high interest rate environment.
At September 30, 2023, 27.0% of total deposits were noninterest bearing demand deposits, 42.1% were time deposits, and 30.9% were interest bearing money market, NOW accounts, and savings deposits. At December 31, 2022, 30.8% of total deposits were noninterest bearing demand deposits, 31.7% were time deposits, and 37.5% were interest bearing money market, NOW accounts, and savings deposits.
At September 30, 2023, we had $1.96 billion in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $1.18 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2022. The year-to-date increase in brokered deposits reflected the banking industry disruption caused by multiple bank failures in the first half of 2023. The California State Treasurer time deposits at September 30, 2023, had original maturities of six months, a weighted average interest rate of 4.95%, and were collateralized with securities with a total fair value of $335.7 million. At September 30, 2023, time deposits of more than $250 thousand totaled $2.39 billion, compared with $2.39 billion at December 31, 2022.
The Bank’s estimated insured and collateralized deposits at September 30, 2023, were equivalent to approximately 63% of the Bank’s total deposits, compared with approximately 59% at December 31, 2022. The Bank’s estimated uninsured and uncollateralized deposits at September 30, 2023, totaled $5.85 billion (37% of deposits), a decrease from $6.48 billion (41% of deposits) at December 31, 2022. Uninsured and uncollateralized deposits are estimated based on the portion of account balances in excess of FDIC insurance limits plus deposits that are not collateralized.
The following is a schedule of time deposit maturities at September 30, 2023:

	September 30, 2023
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$2,624,150	40%
Over three months through six months	2,127,410	32%
Over six months through nine months	1,119,536	17%
Over nine months through twelve months	697,813	10%
Over twelve months	65,479	1%
Total time deposits	$6,634,388	100%

FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At September 30, 2023, borrowings totaled $1.80 billion, consisting of $100.0 million in FHLB borrowings and $1.70 billion in FRB borrowings, compared with $865.0 million in borrowings at December 31, 2022, consisting of $600.0 million in FHLB borrowings and $265.0 million in FRB borrowings. At September 30, 2023 and December 31, 2022, the average weighted remaining maturity of total FHLB and FRB borrowings was six months and less than one month, respectively. At September 30, 2023, FRB borrowings included $1.70 billion in borrowings from the BTFP at an average weighted rate of 4.47% maturing in the first half of 2024. Given its attractive cost and structure, the BTFP was utilized to bolster on-balance sheet liquidity in response to the banking industry disruption caused by the bank failures in the first half of 2023. Correspondingly, cash and cash equivalent levels increased to $2.50 billion at September 30, 2023, up from $506.8 million at December 31, 2022.
We did not have federal funds purchased at September 30, 2023, and December 31, 2022.
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $107.5 million at September 30, 2023, and $106.6 million at December 31, 2022. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date (see Note 10—“Convertible Notes and Subordinated Debentures” for additional information regarding the subordinated debentures issued).
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock. The net carrying balance of convertible notes at September 30, 2023, was $444 thousand. During the nine months ended September 30, 2023, we repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. At December 31, 2022, the net carrying balance of convertible notes was $217.1 million, net of $352 thousand in uncapitalized issuance costs.
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
Total stockholders’ equity was $2.03 billion at September 30, 2023, compared with $2.02 billion at December 31, 2022. During the nine months ended September 30, 2023, stockholders’ equity increased by $11.1 million due to net income earned of $107.2 million, an increase in additional paid-in capital consisting of $5.8 million in stock-based compensation, and an increase to beginning retained earnings of $287 thousand, net of tax, resulting from our adoption of ASU 2022-02, partially offset by a decrease in accumulated other comprehensive income of $51.8 million, and dividends paid of $50.3 million. The year-to-date decrease in accumulated other comprehensive income from December 31, 2022, to September 30, 2023, reflected a decrease in unrealized losses on our investment securities AFS due to changes in market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. At September 30, 2023, we had $35.3 million remaining of the $50.0 million stock repurchase plan.

At September 30, 2023 and December 31, 2022, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the tables below.

	September 30, 2023
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,856,328	11.67%	N/A	N/A
Total capital (to risk-weighted assets)	$2,105,754	13.23%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,959,932	12.32%	N/A	N/A
Leverage capital (to average assets)	$1,959,932	9.83%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,922,135	12.08%	6.50%	5.58%
Total capital (to risk-weighted assets)	$2,067,957	13.00%	10.00%	3.00%
Tier 1 capital (to risk-weighted assets)	$1,922,135	12.08%	8.00%	4.08%
Leverage capital (to average assets)	$1,922,135	9.65%	5.00%	4.65%

	December 31, 2022
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,799,020	10.55%	N/A	N/A
Total capital (to risk-weighted assets)	$2,041,319	11.97%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,901,685	11.15%	N/A	N/A
Leverage capital (to average assets)	$1,901,685	10.15%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$2,049,973	12.03%	6.50%	5.53%
Total capital (to risk-weighted assets)	$2,189,607	12.85%	10.00%	2.85%
Tier 1 capital (to risk-weighted assets)	$2,049,973	12.03%	8.00%	4.03%
Leverage capital (to average assets)	$2,049,973	10.94%	5.00%	5.94%

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
Our primary sources of liquidity are derived from financing activities, which include deposits, federal funds facilities, and borrowings from the FHLB and the FRB’s Discount Window and BTFP. These funding sources are augmented by payments of principal and interest on loans and securities, proceeds from sale of loans, and the liquidation or sale of securities from our available for sale portfolio or sale of equity investments. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.
At September 30, 2023, our total borrowing capacity, cash and cash equivalents, and unpledged securities totaled $8.29 billion, up from $7.23 billion at December 31, 2022. At September 30, 2023, our borrowing capacity comprised $4.46 billion from the FHLB ($4.36 billion unused and available to borrow), $2.51 billion from the FRB ($813.2 million unused and available to borrow), and $315.3 million of Fed funds facilities with other banks (entirely unused). At September 30, 2023, our total remaining available borrowing capacity was $5.49 billion. In addition to these lines, cash and cash equivalents, interest earning cash deposits and deposits with other banks totaled $2.50 billion, and unpledged investment securities AFS amounted to $299.5 million. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The objective of the Company’s asset and liability management activities is to optimize earnings while maintaining adequate liquidity and maintaining exposure to interest rate risk deemed to be acceptable by management, by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Primary operating strategies for attaining this objective include managing the net interest margin through appropriate risk/return pricing of assets and liabilities, and emphasizing growth of low-cost, stable customer deposits. Various methods are used to protect against exposure to interest rate fluctuations, reducing the effects of fluctuations on associated cash flows or values. Internal analyses are performed to measure, evaluate, and monitor liquidity and interest rate risk.
Interest Rate Risk
Interest rate risk is the most significant market risk impacting the Company. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and/or in equal volumes. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values, and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. The Board delegates responsibility for interest rate risk management to the Board Risk Committee and to the Asset and Liability Management Committee (“ALM”), which is composed of the Bank’s senior executives and other designated officers.
The fundamental objective of the ALM is to manage exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. ALM meets regularly to monitor interest rate risk, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, and the Company’s investment activities. It also directs changes in the composition of assets and liabilities. Overall, the Company aims to reduce the sensitivity of earnings to interest rate fluctuations. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The expected maturities of various assets or liabilities may shorten or lengthen as interest rates change. Management considers the anticipated effects of these factors when implementing interest rate risk management objectives.
Interest Rate Sensitivity
One of the methods used to monitor interest rate risk is the use of a net interest income simulation model. In order to measure, at September 30, 2023, the sensitivity of forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. Scenarios included parallel and non-parallel interest rate shifts, instantaneous shocks and ramps. Scenarios were based on static balance sheets that incorporated assumptions related to asset prepayment and time deposit withdrawal speeds, noninterest bearing deposit migration, and estimated deposit betas. Deposit betas represent the change in the rates paid on deposits against a change in benchmark interest indices. The net interest income simulation model does not represent a forecast of the Company’s net interest income but is a tool utilized to assess the impact of changing market interest rates across a range of market interest rate environments. As a result, actual results will differ from simulated results for multiple reasons, which may include actual balance sheet composition differences, timing, magnitude and frequency of interest rate changes, deviations from projected customer behavioral assumptions, and changes in market conditions or management strategies.
Another application of the simulation model is the economic value of equity. This analysis assesses the changes in the market values of interest rate sensitive financial instruments that would occur in response to changes in benchmark interest rates, under varying scenarios.

The hypothetical impacts on net interest income and economic value of equity from parallel changes in market interest rates, over a 12-month ramp, as projected by the simulation model are illustrated in the following table. The net interest income sensitivity analysis illustrates the impact of forecast net interest income over a one-year time horizon. The economic value of equity volatility is a point-in-time analysis of balance sheet and off-balance sheet positions that incorporates the cash flows over their estimated remaining lives.

	September 30, 2023		September 30, 2022
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Economic Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Economic Value Of Equity Volatility

+ 200 basis points	2.14%	(10.56)%	5.18%	(5.61)%
+ 100 basis points	1.21%	(4.91)%	2.77%	(2.36)%
- 100 basis points	(3.28)%	1.92%	(2.06)%	1.38%
- 200 basis points	(6.73)%	2.60%	(4.47)%	0.67%

The simulation results presented in the table above are based on a static balance sheet as of September 30, 2023, and September 30, 2022. As such, they do not reflect asset or liability migration, attrition, or growth that would occur in a dynamic environment of rising or falling interest rates. The simulation results are based on a parallel shift off of base interest rates as of September 30, 2023, and September 30, 2022. The upper limit of the Federal Funds target range was 5.50% as of September 30, 2023, and 3.25% as of September 30, 2022. The year-over-year change in interest rates and the composition of the balance sheet impacted the dollar amount of the base interest income, the replacement yields and rates for maturing assets and liabilities, and the deposit beta assumptions utilized in the simulation model. Future actual performance will be dependent on market conditions, the level of competition for deposits, the magnitude of continued interest rate increases, and the timing and magnitude of eventual interest rate decreases.

LIBOR Transition
We had financial instruments that were indexed to LIBOR including investment securities, loans, derivatives, subordinated debentures, and other financial contracts prior to June 30, 2023. Since January 1, 2022, we ceased to originate any LIBOR based financial instruments. We have substantially completed its efforts to modify financial instruments tied to LIBOR by establishing an alternative benchmark rate. The transition away from LIBOR did not have a material impact on our consolidated financial statements.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $325 thousand at September 30, 2023. It is reasonably possible the Company may incur losses in excess of our accrued loss contingency. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

Item 1A.Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by risk factors discussed in Part II, Item 1A of the subsequent Quarterly Reports on 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by risk factors discussed in Part II, Item 1A of the subsequent Quarterly Reports on 10-Q, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and subsequent Quarterly Reports on 10-Q are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on the Company’s business, financial condition, results of operations, and stock price.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The Company did not have any unregistered sales of equity securities during the three months ended September 30, 2023.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended September 30, 2023.
The following table summarizes share repurchase activities during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
July 1, 2023 to July 31, 2023	—	$—	—	$35,333
August 1, 2023 to August 31, 2023	—	—	—	35,333
September 1, 2023 to September 30, 2023	—	—	—	35,333
Total	—	$—	—

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

HOPE BANCORP, INC.

Date:	November 8, 2023	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	November 8, 2023	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer