Form 10-K
period 2023-12-31
HOPE BANCORP INC
filed 2024-02-28
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, as reported on the NASDAQ Global Select Market, was approximately $962,137,772.
Number of shares outstanding of the registrant’s common stock as of February 20, 2024: 120,127,885
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Hope Bancorp, Inc.

Form 10-K
For the Year Ended December 31, 2023

Forward-Looking Information
Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include, but are not limited to: possible further deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors herein. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
Item 1.    BUSINESS
General
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis with the Bank of Hope) is a bank holding company headquartered in Los Angeles, California. Hope Bancorp was incorporated in Delaware in the year 2000. We offer commercial and retail banking loan and deposit products through our wholly-owned subsidiary, Bank of Hope, a California state-chartered bank (the “Bank” or “Bank of Hope”). From our roots as a Korean-American focused bank, we have grown to be one of the largest independent commercial banks headquartered in California and serve a multi-ethnic population of customers around the United States. Our network of branches and loan production offices includes locations in California, New York, Texas, Washington, Illinois, New Jersey, Virginia, Georgia, Florida, Alabama, Colorado, and Oregon and includes a representative office in Seoul, South Korea. Our headquarters are located at 3200 Wilshire Boulevard, Suite 1400, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
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

Business Overview
Our principal business activities are conducted through the Bank and primarily consist of earning interest on loans and investment securities, which are primarily funded by customer deposits and other borrowings. Operating revenues consist of the difference between interest received and interest paid, gains and losses on the sale of financial assets, and fees earned for financial services provided to our customers. Interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions, new legislation and the policies of various governmental and regulatory authorities. Although our business may vary with local and national economic conditions, such variations are not generally seasonal in nature.
We offer a full suite of commercial, corporate and consumer loan, deposit and fee-based products and services, including commercial and commercial real estate lending, Small Business Administration (“SBA”) lending, residential mortgage and other consumer lending, treasury management services, foreign currency exchange solutions, interest rate risk hedging products, and other and international trade financing, among others. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
Lending Activities
Commercial and Industrial Loans
We provide commercial and industrial (“C&I”) loans to small business, middle market, corporate and institutional borrowers through the Company’s branch network, loan production offices, and specialized industry lending teams. These C&I loans are provided for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, and other business-related financing needs. C&I loans are typically classified as (1) short-term loans (or lines of credit) or (2) long-term loans (or term loans to businesses). Short-term loans are often used to finance business working capital needs, collateralized with current assets, and typically have terms of one year with interest paid monthly on the outstanding balance with the principal balance due at maturity. Long-term loans typically have terms of three to five years with principal and interest paid monthly. The credit worthiness of our borrowers is evaluated before a loan is originated through financial spread and collateral analysis and, if large enough, with financial projections to cover both base and downside case cash flow scenarios; and are largely reviewed quarterly to address potential borrower covenant defaults/appropriate borrower action plans as well as loan risk grading. We seek to establish full banking relationships for all our commercial customers that include all of the Bank’s financing, deposit and fee-based products and services. We also offer C&I loans under the SBA 504, SBA 7(a) and SBA Express Loan (“EZ”) programs which are described in more detail in the subsequent paragraph.

Commercial Real Estate Loans
Commercial real estate (“CRE”) loans cover a broad array of commercial real estate segments including retail, industrial, multi-family, gas stations & car washes, mixed-use facilities, hotels/motels, office and other. CRE loans are extended for the purchase and refinance of real estate and are generally secured by first deeds of trust. The maturities on the majority of such loans are generally five to seven years with a 25-year principal amortization schedule and a balloon payment due at maturity. We offer both fixed and floating rate CRE loans in addition to offering clients interest rate hedging options. It is our general policy to restrict CRE loan amounts to no more than 75% of the appraised value of the property at the date of origination.
We also originate loans to finance CRE construction projects including one-to-four family residences, multifamily residences, senior housing, and commercial projects. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes.
Small Business Administration Loans
We extend loans partially guaranteed by the SBA. We primarily extend SBA loans known as SBA 7(a) loans, SBA 504 loans and SBA EZ loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million and a maximum SBA guaranteed amount of $3.75 million.
We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we can recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold. During the second half of 2023, we elected to retain our SBA 7(a) loan production on our balance sheet and did not record any gain on sale of SBA loans. Due lower premium rates paid in the secondary market, it was more economic to retain the production on balance sheet and earn interest income on the full production amount.
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
SBA EZ loans are C&I loans that are unsecured term loans extended for business purposes. These loans are below $500 thousand and are processed based on the Company’s credit scoring program.
Our SBA loans are originated through our SBA loan department, our SBA loan production offices, or referred through our branch network. All of our SBA loans are originated through our SBA loan departments and certain loan production offices. The SBA loan departments are staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.
Consumer and Other Loans
Our consumer loans primarily consist of single-family mortgages; we also offer home equity, credit card loans, and personal loans. Our single-family mortgages are secured by a first deed of trust on single family residences under a variety of loan products including fixed-rate and adjustable-rate mortgages with either 30-year or 15-year terms. Adjustable rate mortgage loans are also offered with flexible initial and periodic adjustments ranging from five to seven years.

Investing Activities
The main objective of our investment portfolio is to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, generating an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs”), and federal funds sold. Our investments include equity investments, and available for sale and held to maturity investment portfolios, which consist of U.S. Treasury securities, government sponsored agency bonds, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), asset-backed securities, corporate securities, and municipal securities. For a detailed breakdown of our investments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities Portfolio.”
Our securities are classified for accounting purposes as equity investments, investments available for sale (“AFS”) or investments held to maturity (“HTM”). Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk, and which may be sold as necessary to implement management strategies, are designated as AFS at the time of purchase. Investment securities that the Bank has the positive intent and ability to hold to maturity are designated as investments HTM.
Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings accounts, time deposit accounts, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay, remote deposit capture, lock boxes, and ACH origination services. In addition to our consumer and commercial deposits, we obtain both secured and unsecured wholesale deposits, including public deposits such as State of California Treasurer’s time deposits; brokered demand deposits, money market, and time deposits, as well as deposits gathered from outside of the Bank’s normal market area through deposit listing services and our online banking platform.
FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze our customer and wholesale deposit maturities and interest rates to monitor and manage our cost of funds, to the extent feasible in the context of changing market conditions, as well as to promote stability in our supply of funds. For additional information on deposits, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits.”
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
The FHLB functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB on an unsecured basis or by utilizing qualifying loans and certain securities as collateral. The FHLB offers a full range of borrowing programs on its advances, with terms ranging from one day to thirty years, at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB advances and other borrowings is included in Note 9 of our Notes to Consolidated Financial Statements.
We may also borrow from the Federal Reserve Bank’s discount window and Bank Term Funding Program (“BTFP”). The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 99% of the estimated fair value of qualifying loans and securities that we pledge. The BTFP, which was introduced in March 2023 and will cease making new advances in March 2024, allows institutions to pledge certain securities at par value and borrow at a rate no lower than the interest rate on reserve balances in effect on the day the loan is made.

Long-Term Debt
At December 31, 2023, we had nine wholly-owned subsidiary grantor trusts (“Trusts”) that have issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures of Hope Bancorp (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the Trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures (which have maturity dates ranging from 2033 to 2037), or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a specified redemption price. We also have the right to defer interest on the Debentures for up to five years.
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to investors. The convertible notes were issued as part of our plan to repurchase shares of our common stock. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. In addition, we repurchased our notes in the aggregate principal amount of $19.9 million in 2023, and the repurchased notes were immediately cancelled subsequent to repurchase. The remaining net carrying balance of convertible notes at December 31, 2023, was $444 thousand.
Market Area and Competition
As of December 31, 2023, we had 54 branches in the United States, predominantly in multi-ethnic communities. Of these, 29 were located in California, nine were located in New York and New Jersey; four were in Illinois; four were in Texas; two were in Virginia; four were in Washington; one was in Alabama, and one was in Georgia. We also had nine loan production offices located in California, Colorado, Florida, Georgia, Oregon, Texas, and Washington, as well as a representative office in Seoul, South Korea.
The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among community, regional and national banks; changes in regulations; changes in technology and product delivery systems, as well as consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
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
Economic Conditions, Government Policies and Legislation
Our profitability, like that of most depository institutions, depends, among other things, on interest rate differentials. In general, the difference between the interest expense on interest bearing liabilities, such as deposits, borrowings, or debt, and the interest income on our interest earning assets, such as loans we extend to our customers, securities held in our investment portfolio, and interest earning cash, as well as the level of noninterest bearing deposits, has a significant impact on our profitability. Interest rates are highly sensitive to many factors that are beyond our control, such as the economy, inflation, unemployment, consumer spending, and political changes and events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.
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

From time to time, legislation and regulations are enacted or adopted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, financial holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in state legislatures, and by various regulatory agencies. These proposals may result in changes in banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business, limit permissible activities, restrict our growth or expansionary activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Supervision and Regulation.”
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
Bank Regulation
The Bank is a California state-chartered bank whose deposit accounts are insured by the FDIC, up to applicable limits. As such, the Bank is subject to regulation, supervision and regular examination by the DFPI and the FDIC. The Bank is also subject to regulation, supervision and examination by the Consumer Finance Protection Bureau (“CFPB”) with respect to federal consumer financial laws. While the Bank is not a member of the FRB, the Bank is also subject to certain regulations of the FRB.
Federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, lending activities, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, dividends, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including FRB Regulation O, Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal stockholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Wall Street Reform and Consumer Protection Action (the “Dodd-Frank Act”) expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
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
The Basel III Capital Rules (i) establish a capital measure called “common equity Tier 1 and a related regulatory capital ratio of common equity Tier 1 to risk‑weighted assets, (ii) specify that Tier 1 capital consists of common equity Tier 1 and “additional Tier 1 capital” instruments meeting certain requirements, (iii) mandate that most deductions and adjustments to regulatory capital measures be made to common equity Tier 1 and not to the other components of capital, and (iv) specify deductions from and adjustments to capital that are somewhat more expansive than those under prior capital rules. The Basel III Capital Rules differ from earlier capital rules by excluding from Tier 1 capital trust preferred securities (subject to certain grandfathering exceptions for organizations like Hope Bancorp, which had less than $15 billion in assets as of December 31, 2009), mortgage servicing rights and certain deferred tax assets and to include unrealized gains and losses on available for sale debt and equity securities (unless the organization opts out of including such unrealized gains and losses).

Under the Basel III Capital Rules, the minimum capital ratios applicable to Hope Bancorp and the Bank are as follows:
•4.5% common equity Tier 1 to risk‑weighted assets;
•6.0% Tier 1 capital (that is, common equity Tier 1 plus additional Tier 1 capital) to risk‑weighted assets;
•8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and
•4.0% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”). To be considered well-capitalized under the Prompt Corrective Action framework, the Bank must maintain a minimum Tier 1 leverage ratio of at least 5.0%.
The Basel III Capital Rules include an additional “capital conservation buffer” of 2.5% of risk-weighted assets above the regulatory minimum capital ratios. If Hope Bancorp and the Bank do not maintain capital sufficient to satisfy the capital conservation buffer, we would face restrictions in our ability to pay dividends, repurchase shares, and pay discretionary bonuses.
Including the capital conservation buffer of 2.5%, the minimum ratios for a banking organization are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. Management believes that as of December 31, 2023, Hope Bancorp and the Bank met all requirements under the Basel III Capital Rules applicable to them on a fully phased-in basis, including the capital conservation buffer. At December 31, 2023, the ratios of each of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes and satisfied the capital conservation buffer requirement. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Increased Supervision and Regulation for Bank Holding Companies with Consolidated Assets of More than $10 Billion
As a banking organization with consolidated assets exceeding $10 billion, the Company is subject to heightened supervision and regulation imposed by the Dodd-Frank Act, such as the following:
•We are subject to periodic examination by the CFPB with respect to compliance with federal consumer financial laws. Although we were previously subject to regulations issued by the CFPB, the Bank’s primary federal regulator, the FDIC, previously had responsibility for our consumer compliance examinations. See “Consumer Finance Protection Bureau.”
•We are subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions.
•We calculate our FDIC deposit assessment base using a performance score and a loss-severity score system described below in “Deposit Insurance.”
•We are subject to the “Volcker Rule,” which generally restricts us from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. While Hope Bancorp and the Bank had no investment positions or relationships at December 31, 2023, that were subject to the Volcker Rule, we may be subject to the compliance and recording keeping provisions of this rule.
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

Prompt Corrective Action
The FDI Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution that does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices, ability to accept, renew or rollover brokered deposits, and to pay dividends or executive bonuses.
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
On October 24, 2023, the federal banking regulators issued new CRA rules intended to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.
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
The federal banking agencies consider a financial institution’s effectiveness in combating money laundering when considering regulatory applications for mergers and other expansionary activities.
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
In November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, to be paid in eight quarterly installments beginning in the first quarter of 2024. This rate will be applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. We recorded an expense of $4.0 million in 2023 for the estimated total amount due under this special assessment.
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
•Restrict Hope Bancorp’s or the Bank’s growth geographically, by products or services, or by mergers and acquisitions;
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
Dividends and Stock Repurchases
Hope Bancorp’s ability to pay dividends or repurchase shares of its common stock is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends or repurchase its shares either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. It is the FRB’s policy, however, that bank holding companies should generally pay dividends on common stock only out of income available over the previous four quarters, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. FRB policy requires that a bank holding company must notify the FRB if its dividends or repurchase or redemption of shares would cause a net reduction in the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. It is also the FRB’s policy that bank holding companies should not maintain dividend levels or repurchase shares in amounts that would undermine their ability to be a source of strength to its banking subsidiaries. The FRB also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, if Hope Bancorp does not maintain an adequate capital conservation buffer under the Basel III Capital Rules, its ability to pay dividends to or repurchase shares from stockholders may be restricted.
The Bank is a legal entity that is separate and distinct from Hope Bancorp. Hope Bancorp depends on the Bank’s payment of dividends as its primary source of cash for use in Hope Bancorp’s operations, Hope Bancorp’s payment of dividends to stockholders and Hope Bancorp’s stock repurchases. The Bank’s ability to pay dividends to Hope Bancorp is subject to provisions of the California Financial Code that limit the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of (1) retained earnings of the Bank; (2) the net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Bank’s ability to pay cash dividends to Hope Bancorp will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. In addition, if the Bank does not maintain an adequate capital conservation buffer under the Basel III Capital Rules, the Bank may face restrictions on its ability to pay dividends to Hope Bancorp.
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
Retaining a culture of diversity and inclusion requires active engagement and motivation. Through our social rewards and recognition platform, called Bucketlist, employees recognize one another for milestones and achievements, or simply express gratitude to anyone within the Bank for demonstrating Bank of Hope Core Values of integrity, teamwork, fairness, initiative, transparency and satisfaction.
We provide professional development opportunities to team members and seek to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, mentoring, and tuition fee reimbursements to support job-related higher education. All employees of Bank of Hope are required to undergo various training courses on a quarterly basis to promote their ongoing growth and professional development as bankers. Training courses focus on compliance, banking regulations, information security, cybersecurity, and workplace safety, among others, as well as business code and ethics topics, including confidentiality, and our whistle blower, anti-harassment, and conflict of interest policies.
We offer a leading compensation and benefits package that includes medical, dental and vision healthcare, 401(k) benefits, parental and family leave, holiday and paid time off, and tuition assistance. We are committed to the long-term health of our employees and provide basic life, basic accidental death and dismemberment (AD&D) and long-term disability insurance, Flexible Spending Accounts (FSA), and discounted gym memberships, among others. Our benefits package also features value-added services focused on our employees’ well-being and mental health, including survivor assurance programs, financial wellness counseling, and mental wellness counseling.
As of December 31, 2023, we had 1,244 full-time equivalent employees compared with 1,549 full-time equivalent employees at December 31, 2022. In the third quarter of 2023, the Company announced a strategic reorganization that is expected to generate cost savings through increased efficiencies that include branch consolidations and reduced staffing. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.
Throughout our history, diversity has been a key competitive advantage for Bank of Hope. Building a culture of inclusion and high performance has been a growing focus of management and an essential element of our long-term success. As of December 31, 2023, women accounted for 64% of our total workforce and represented 32% of our associates with positions of senior vice president and above. We strive to attract, develop, and retain a diverse range of qualified bankers who share our values, entrepreneurial spirit and unwavering commitment to service.
Our employees actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. Our employees are committed to be good neighbors that foster growth for our customers and communities. As a community-based bank, we are committed to being model corporate citizens and through our communities through various forms of investments, contributions, and volunteer work.

Some of the highlights we have taken to be a socially responsible company are:
•Approximately 43% of the Bank’s branches are located in low-to-moderate income areas;
•Our employees had nearly 1,600 hours of CRA-reportable volunteer hours in 2023;
•We funded approximately $1.70 billion of loans in 2023;
•We invest in affordable housing partnership investments, CRA investments, and CDFI investments;
•We had approximately 616 reportable small business loans totaling to $205.3 million of CRA-reportable small business lending in 2023 with 538 small business loans within the Bank’s assessment areas for $172.6 million;
•We had approximately $620 thousand in charitable donations and grants to 160 organizations to support the social, educational and cultural wellness of the communities in which we operate; and
•We awarded 60 students grants of $2,500 each in 2023. In aggregate, we contributed approximately more than $2.8 million to the Hope Scholarship Foundation since its establishment in 2001.
In 2022, we launched and published our initial Environmental, Social and Governance (“ESG”) report and webpage in our investor relation website (www.ir-hopebancorp.com). The ESG report contains our ESG progress including the establishment of an ESG framework, ESG policy, and our achievements on ESG compliance.

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
Risks Related to our Business
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. Adverse economic conditions in our market areas could potentially have a material adverse impact on the quality of our business. An economic slowdown in the markets in which we operate, or may do so in the future may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•the level and duration of deposits may decline;
•demand for our products and services may decline; and
•collateral for loans may decline in value below the principal amount owed by the borrower.
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2023, approximately 64% of our loan portfolio consisted of loans secured by various types of commercial real estate (excluding 1-4 family residential mortgage loans). A slowdown in the economy is often accompanied by declines in the value of real estate, which may have a material and adverse effect on our net income and capital levels.
Our commercial loan and commercial real estate loan portfolios expose us to risks. Charge-offs on commercial and commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. The payment experience on commercial real estate loans that are secured by income producing properties are typically dependent on the successful operation of the related property tenants and thus, may subject us to adverse conditions in the real estate market or to the general economy. The collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than residential properties because there are fewer potential purchasers of the collateral.
Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.
In addition, with respect to commercial real estate loans, federal and state banking regulators have expressed concerns about weakness in the commercial real estate market. As a result, banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

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
An increase in nonperforming assets would reduce our income and increase our expenses. If the level of nonperforming assets increases in the future, it may adversely affect our operating results and financial condition. Nonperforming assets are mainly loans on which the borrowers are not making their required payments. Nonperforming assets also include loans that have been restructured to permit the borrower to make payments and real estate that has been acquired through foreclosure or deed in lieu of foreclosure of unpaid loans. To the extent that assets are nonperforming, we would have a lower balance of earning assets generating interest income and an increase in credit related expenses, including provisions for credit losses.
Increases in the level of our problem assets, occurrence of operating losses or a failure to comply with requirements of the agencies which regulate us may result in regulatory actions against us which may materially and adversely affect our business and the market price of our common stock. The DFPI, the FDIC, and the FRB each have authority to take actions to require that we comply with applicable regulatory capital requirements, cease engaging in what they perceive to be unsafe or unsound practices or make other changes in our business. Among others, the corrective measures that such regulatory authorities may take include requiring us to enter into informal or formal agreements regarding our operations, the issuance of cease and desist orders to refrain from engaging in unsafe and unsound practices, removal of officers and directors and the assessment of civil monetary penalties. See Item 1 “Business – Supervision and Regulation” for a further description of such regulatory powers.
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

If we lose key employees, our business may suffer. There is intense competition for experienced and highly qualified personnel in the banking industry. Our future success depends on the continued employment of existing senior management personnel. If we lose key employees temporarily or permanently, it may hurt our business. We may be particularly hurt if our key employees, including any of our executive officers, became employed by our direct competitors.
We are exposed to the risks of natural disasters. A significant portion of our operations are concentrated in Southern California, which is an earthquake and fire prone region. A major earthquake or fire may result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake or fire. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood, mudslide or other natural catastrophe occurs in Southern California.
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
Fraudulent activity or breaches or failures of our information system controls, including those related to cybersecurity incidents, could have a material adverse effect on our business. As a financial institution, we are susceptible to fraudulent activity and security breaches, including those related to cybersecurity incidents, that may materially and adversely affect us or our clients or our third-party service providers. Fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Information system breaches and other cybersecurity threats may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and ransomware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity and information system breaches in recent periods.

As a financial institution, we receive and maintain the business and personal information of our customers on a daily basis. Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and information systems owned or used by us, our clients and certain of our third-party service providers, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these information systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. We face the risk that this information may be fraudulently or otherwise improperly accessed, used or disclosed in a cyber-attack or other security breach of the information systems we rely upon. Large corporations, including financial institutions and retail companies, have increasingly suffered major cybersecurity incidents relating to information system breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. In the ordinary course of our business, we have experienced and expect to continue to experience cyber-based attacks and other cybersecurity threats that may compromise our information systems, the consequences of which could be material and adverse.
Our inability to anticipate or adequately mitigate against fraudulent activity, cybersecurity incidents and other security breaches may result in financial losses, litigation, increased regulatory scrutiny or supervisory actions and/or damage to our reputation, any of which may be material.
We rely on technology and information systems that may be disrupted, which would pose operational risks. Our business depends on the continuous operation of our information and data processing systems and related operational infrastructure, some of which are provided by third party vendors. We rely on these systems for, among other things, communications, processing customer transactions, recordkeeping and financial controls. The failure of any of these resources, including but not limited to failures due to cybersecurity incidents, operational or systems failures, interruptions of client service operations or interruptions in third party data processing or other vendor support, may cause material disruptions in our business, impairment of customer relations, exposure to our customers for liability, reputational harm and action by bank regulatory authorities. Breaches of the information systems owned or used by us also may occur, and on occasion have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity, and the levels and sophistication of the same, advances in computer capabilities, vulnerabilities in third-party technologies (including browsers and operating systems) and other developments could result in a compromise or breach of the technology, processes and controls that we use in the operation of our business, which could have a material and adverse effect on our business, results of operation and financial condition.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks. Companies are facing increasing scrutiny from customers, regulators, investors, investor advocacy groups, and other stakeholders related to their ESG practices and disclosure, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our financial condition and results of operations. New government regulations could also result in new or more stringent forms of ESG oversight and expand mandatory and voluntary reporting, diligence, and disclosure. Additionally, concerns over the long-term impacts of climate change have led and could continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We, along with our customers, will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We may also face cost increases, asset value reductions, and operating process changes, among other impacts. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.
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

As we expand outside our traditional geographic markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have offices in the greater New York City, Chicago, Houston, Dallas, Tampa, and Seattle metropolitan areas, New Jersey, Virginia, Colorado, Georgia, and Alabama. Over time, we may seek to establish offices in other parts of the United States as well. We may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.
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

In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies, including the Bank and Hope Bancorp, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, as we have grown over $10 billion in assets, we are subject to enhanced CFPB examination and required to perform more comprehensive stress-testing on our business and operations.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The BSA, the USA PATRIOT Act of 2001, the Anti-Money Laundering Act of 2020, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, on our ability to engage in expansionary activities, such as mergers and acquisitions, and restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.
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
The sales of SBA 7(a) loans results in both premium income at the time of sale and a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, financial condition, results of operations and prospects.
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
Financial and Market Risks
We may reduce or discontinue the payment of dividends on common stock. Our stockholders are only entitled to receive such dividends as our board of directors (the “Board”) may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may need to reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we often rely on cash distributions from the Bank to fund dividends to our stockholders. The Bank’s ability to make cash distributions to Hope Bancorp is subject to the restrictions set forth under the California Financial Code and would also be subject to prior approval or restriction by the DFPI if the distribution by the Bank exceeds the lesser of (a) the retained earnings of the Bank or (b) three fiscal years net income, less distributions made by the Bank during such period. We cannot provide assurance that the Bank will be able to continue making cash distributions to Hope Bancorp, which could in turn, affect our ability to continue paying dividends on our common stock. The Bank may not be able to distribute cash to us if the DFPI objects or until such time as the Bank receives approval from the DFPI or the Bank no longer needs to obtain approval under applicable regulations. Further, the Bank may be restricted by applicable law or regulation or actions taken by its regulators, now or in the future, from making cash distributions to Hope Bancorp, which could, in turn, adversely impact our ability to pay dividends to our stockholders. Likewise, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. Lastly, we cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.
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

Anti-takeover provisions in our charter documents and applicable federal and state law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our charter documents could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These include, among other things, advance notice requirements to submit stockholder proposals at stockholder meetings and the authorization to issue “blank check” preferred stock by action of the Board acting alone, thus without obtaining stockholder approval. In addition, applicable provisions of federal and state banking law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. In particular, both federal and state law limit the acquisition of ownership of, generally, 10% or more of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or non-objection or being able to rely on an exemption from such requirement. We are also subject to Section 203 of the Delaware General Corporation Law that, subject to exceptions, prohibits us from engaging in any business combinations with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. Collectively, these provisions of our charter documents and applicable federal and state law may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
Our common stock is not insured and you could lose the value of your entire investment. An investment in our common stock is not a deposit and is not insured against loss by any government agency.
General Risk Factors
Our common stock is equity and therefore is subordinate to indebtedness and preferred stock. Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the Bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be materially adversely affected.
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

Climate change concerns could adversely affect our business and our customers. Concerns over the long-term impacts of climate change have led and could continue to lead to governmental efforts around the world to mitigate those impacts. Climate change presents multi-faceted risks, including operational risk from the physical effects of climate events on us; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change. Consumers and businesses are changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements relating to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 1C.    CYBERSECURITY
General
As a financial institution, cybersecurity is a high priority for us as we receive and maintain the business and personal information of our customers on a daily basis. In addition, our business operations rely extensively on the continuous operation of our information and data processing systems and related back-up systems. Accordingly, we have developed and maintain a cybersecurity program that is focused on the goals of preparing for, preventing, detecting, mitigating, responding to and recovering from cyber threats and incidents, maintaining the privacy and protection of our customers’ data, and the continuity of our information and data processing systems.
Cybersecurity Risk Management
We believe that we have a robust cybersecurity program that is aligned to industry-standard cybersecurity frameworks. To identify and assess material risks from cybersecurity threats, our corporate risk management team considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment and management process. To implement and maintain our cybersecurity program, we have a dedicated information security team that is managed by our Chief Information Security Officer. We believe our information security team is well positioned to identify risks from cybersecurity threats based on numerous job qualifications and on-going training.

As a regulated financial institution, we have designed our cybersecurity program based on the requirements of the Gramm-Leach Bliley Act of 1999 (“GLBA”) and the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool. Our processes for identifying, assessing and managing material risks from cybersecurity threats includes reliance on the FFIEC Cybersecurity Assessment Tool as well as recurring audits and assessments of our cybersecurity program and controls.
In addition to the above, we periodically (and at least annually) conduct an overall inherent cybersecurity risk assessment based on threats, the likelihood of the threats, and the potential impact of these threats to the Company. We conduct this assessment by reviewing industry-recognized breach reports, identifying the top threats, calculating the likelihood and impact of these threats, and thereby determining our overall inherent risk. We then use the Cybersecurity Assessment Tool to establish a risk profile. Based on the risk profile, the FFIEC Cybersecurity Assessment Tool recommends a program maturity level, which we use to determine whether we have the requisite minimum security controls in place that are effective. This control evaluation then helps us to determine our cybersecurity residual risk and whether we need to implement any additional controls.
In addition to using FFIEC Cybersecurity Assessment Tool, we evaluate the robustness and effectiveness of our cybersecurity program both internally and externally with periodic internal risk assessments, and internal and third-party audits. We also use third party assessments to simulate threat actors to test and evaluate our cybersecurity controls and the effectiveness of our overall program. As part of our cybersecurity program, we have developed an incident response plan based on industry-standard cybersecurity frameworks, with procedures for responding to and remediating a cyber-incident, which also includes a process to activate our business continuity plan, if necessary. We also review and test our incident response plan through simulations and assessments.
Furthermore, we employ recurring security awareness training for employees and produce recurring security awareness material for our customers.
The secure maintenance and transmission of confidential information, as well as execution of transactions over the systems of our third-party service providers, is essential to protect us and our customers against fraud and security breaches and to maintain customer confidence. Information security and risk management are an integral part of our new product and service implementation and vendor relationship management to confirm that they all meet the minimum standards and policies established and approved by our Board. We have developed processes to identify and oversee risks from cybersecurity threats associated with our third-party service providers, which includes the information security team assisting with and assessing cybersecurity robustness during vendor selection and onboarding as well as risk-based monitoring of vendors on an ongoing basis.
In the ordinary course of our business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. With regards to risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we have conducted assessments and have determined that we do not believe any of the identified risks have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. While we do not believe cybersecurity threats are reasonably likely to affect us, our business strategy, our results of operations or our financial conditions, like all financial institutions, we face a risks of such threats, the consequences of which could be material. See Item 1A “Risk Factors – We are subject to operational risks relating to our technology and information systems,” above. In addition, given the constant and evolving threat of cyber-based attacks, we incur significant costs in an effort to detect and prevent security breaches and incidents, and these costs may increase in the future.
Cybersecurity Governance
Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives in the areas of strategy, operations, reporting, and compliance without exposing the organization to undue risk. While our Board has the ultimate oversight responsibility for the risk management process, the Board Risk Committee also has responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. Additionally, as part of our cybersecurity governance, we annually purchase cybersecurity insurance customary for companies in our industry. While our Board and the Board Risk Committee oversee our cybersecurity program, management is responsible for implementing the program.

Our Chief Information Security Officer, who reports to our Chief Risk Officer, is responsible for managing our information security team, maintaining and continuing to develop and implement our cybersecurity program enterprise-wide and assessing and managing risks from cybersecurity threats, subject to oversight by and reporting to the Board Risk Committee, which in turn reports directly to the Board. In addition to the Board Risk Committee, two of our management committees are also involved in overseeing risks from cybersecurity threats: our Enterprise Risk Management Committee and our Information Security Sub-Committee. These two management committees report to the Board Risk Committee, which in turn reports directly to the Board.
We have processes to inform the Board Risk Committee and the Board about risks from cybersecurity threats. Our management team reports its findings using the FFIEC Cybersecurity Assessment Tool and our information security team’s determination as to whether our security controls, at a minimum, are in place and effective. The Chief Information Security Officer and the information security team regularly report to the Board Risk Committee and the Board regarding cybersecurity and related threats and trends, changes, control effectiveness and residual risk, the areas where our cybersecurity program may be improved and improvements made to address and remediate issues.

Item 2.PROPERTIES
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2023, we operated full-service branches at 47 leased and seven owned facilities, and we operated loan production offices at 9 leased facilities. Expiration dates of our leases range from 2024 to 2032. We believe our present facilities are suitable and adequate for our current operating needs.

Item 3.LEGAL PROCEEDINGS

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled approximately $535 thousand at December 31, 2023. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 4.MINE SAFETY DISCLOSURES
Not Applicable.

Part II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HOPE.”
The following table sets forth quarterly dividends paid on our common stock for the past two fiscal years:

	For the Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Dividends Paid	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14
The Board expects to continue to pay quarterly cash dividends, however, no assurance can be given as to whether future dividends will be paid as cash dividend payments are dependent on the Company’s future earnings, capital requirements, and financial condition.
The closing price for our common stock on the NASDAQ Global Select Market on February 20, 2024 was $11.20 per share. As of February 20, 2024, there were 1,112 stockholders of record of our common stock.
Unregistered Sales of Equity Securities
There were no sales of any equity securities by the Company during the period covered this Annual Report on Form 10-K that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In January 2022, the Board approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended December 31, 2023.
The following table summarizes share repurchase activities during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
October 1, 2023 to October 31, 2023	—	$—	—	$35,333
November 1, 2023 to November 30, 2023	—	—	—	35,333
December 1, 2023 to December 31, 2023	—	—	—	35,333
Total	—	$—	—

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

ASSUMES $100 INVESTED ON DECEMBER 31, 2018
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2023

	Period Ending
Stock/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Hope Bancorp, Inc.	$100.00	$130.29	$101.59	$142.72	$129.07	$128.94
NASDAQ Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
KBW Regional Banking Index	$100.00	$123.81	$113.03	$154.45	$143.75	$143.17

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

Selected Financial Data
The following table presents selected financial and other data for each of the years in the five-year period ended December 31, 2023. The information below should be read in conjunction with, the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	As of or For The Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$1,048,878	$716,115	$566,532	$598,878	$684,786
Interest expense	523,017	137,694	53,762	131,380	218,191
Net interest income	525,861	578,421	512,770	467,498	466,595
Provision (credit) for credit losses	29,100	9,600	(12,200)	95,000	7,300
Net interest income after provision (credit) for credit losses	496,761	568,821	524,970	372,498	459,295
Noninterest income	45,577	51,397	43,594	53,432	49,683
Noninterest expense	364,451	324,170	293,292	283,639	282,628
Income before income tax provision	177,887	296,048	275,272	142,291	226,350
Income tax provision	44,214	77,771	70,700	30,776	55,310
Net income	$133,673	$218,277	$204,572	$111,515	$171,040

Per Common Share Data:
Earnings - basic	$1.11	$1.82	$1.67	$0.90	$1.35
Earnings - diluted	$1.11	$1.81	$1.66	$0.90	$1.35
Cash dividends declared	$0.56	$0.56	$0.56	$0.56	$0.56
Book value (period end)	$17.66	$16.90	$17.44	$16.66	$16.19
Number of common shares outstanding (period end)	120,126,786	119,495,209	120,006,452	123,264,864	125,756,543

Balance Sheet Data—At Period End:
Assets	$19,131,522	$19,164,491	$17,889,061	$17,106,664	$15,667,440
Interest earning cash and deposits at other banks	1,756,154	293,002	44,947	94,014	415,437
Investment securities AFS and HTM	2,408,971	2,243,195	2,666,275	2,285,611	1,715,987
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	13,853,619	15,403,540	13,952,743	13,563,213	12,276,007
Deposits	14,753,753	15,738,801	15,040,450	14,333,912	12,527,364
FHLB and FRB borrowings	1,795,726	865,000	300,000	250,000	625,000
Convertible notes, net	444	217,148	216,209	204,565	199,458
Subordinated debentures	107,825	106,565	105,354	104,178	103,035
Stockholders’ equity	2,121,243	2,019,328	2,092,983	2,053,745	2,036,011

Average Balance Sheet Data:
Assets	$19,806,163	$18,231,609	$17,467,665	$16,515,102	$15,214,412
Interest earning cash and deposits at other banks	1,685,462	116,689	774,756	921,163	390,755
Investment securities AFS and HTM	2,262,840	2,415,621	2,392,589	1,899,948	1,796,412
Loans receivable and loans held for sale	14,732,166	14,634,627	13,343,431	12,698,523	11,998,675
Deposits	15,630,018	15,172,272	14,727,807	13,560,629	12,066,844
FHLB and FRB borrowings	1,618,292	528,342	208,721	435,836	688,652
Stockholders’ equity	2,061,665	2,034,027	2,071,453	2,032,570	1,981,811

	As of or For The Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	0.67%	1.20%	1.17%	0.68%	1.12%
Return on average stockholders’ equity(2)	6.48%	10.73%	9.88%	5.49%	8.63%
Dividend payout ratio	50.44%	30.91%	33.71%	62.22%	41.54%
Net interest margin(3)	2.81%	3.36%	3.09%	3.00%	3.27%
Yield on interest earning assets(4)	5.60%	4.16%	3.42%	3.84%	4.81%
Cost of interest bearing liabilities(5)	4.00%	1.32%	0.56%	1.26%	2.16%
Efficiency ratio(6)	63.78%	51.47%	52.72%	54.45%	54.74%

Regulatory Capital Ratios:
Tangible common equity (“TCE”) ratio	8.86%	8.29%	9.31%	9.50%	10.27%
Hope Bancorp:
Common equity tier 1	12.28%	10.55%	11.03%	10.94%	11.76%
Tier 1 capital	12.96%	11.15%	11.70%	11.64%	12.51%
Total capital	13.92%	11.97%	12.42%	12.87%	13.23%
Tier 1 leverage	10.11%	10.15%	10.11%	10.22%	11.22%
Bank of Hope:
Common equity tier 1	12.75%	12.03%	12.96%	12.90%	13.72%
Tier 1 capital	12.75%	12.03%	12.96%	12.90%	13.72%
Total capital	13.71%	12.85%	13.68%	14.14%	14.44%
Tier 1 leverage	9.94%	10.94%	11.20%	11.33%	12.29%

Asset Quality Data:
Nonaccrual loans(7)	$45,204	$49,687	$54,616	$85,238	$54,785
Accruing delinquent loans past due 90 days or more (8)	261	401	2,131	614	7,547
Accruing troubled debt restructured loans	—	16,931	52,418	37,354	35,709
Total nonperforming loans	45,465	67,019	109,165	123,206	98,041
Other real estate owned	63	2,418	2,597	20,121	24,091
Total nonperforming assets (9)	$45,528	$69,437	$111,762	$143,327	$122,132

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.33%	0.32%	0.39%	0.63%	0.45%
Nonperforming assets to total assets (9)	0.24%	0.36%	0.62%	0.84%	0.78%
Allowance for credit losses to loans receivable	1.15%	1.05%	1.01%	1.52%	0.77%
Allowance for credit losses to nonaccrual loans	351.06%	326.76%	257.34%	242.55%	171.84%
Net charge-offs (recoveries) to average loans receivable	0.22%	(0.08)%	0.40%	0.07%	0.04%
____________________________________________________
(1)Net income divided by average assets.
(2)Net income divided by average stockholders’ equity.
(3)Net interest income expressed as a percentage of average interest earning assets.
(4)Interest income divided by average interest earning assets.
(5)Interest expense divided by average interest bearing liabilities.
(6)Noninterest expense divided by the sum of net interest income plus noninterest income.
(7)Excludes delinquent SBA loans that are guaranteed and currently in liquidation.
(8)Excludes acquired credit impaired loans totaling $13.2 million as of December 31, 2019.
(9)Nonperforming assets consist of nonperforming loans and OREO. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.

Critical Accounting Policies
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and generally accepted practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements presented elsewhere in this Report and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may materially and adversely differ from these estimates under different assumptions or conditions.
The following is a summary of the more subjective and complex accounting estimates and judgments affecting the financial condition and results reported in our financial statements. In each area, we have identified the variables we believe to be the most important in the estimation process. We use the best information available to us to make the estimations necessary to value the related assets and liabilities in each of these areas. Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee.
Investment Securities
Description - We evaluate investment securities AFS and HTM for impairment related to credit losses on at least a quarterly basis. Based on our evaluation, we do not believe that we had any investment securities AFS or HTM with a credit loss impairment as of December 31, 2023. Investment securities are discussed in more detail under “Financial Condition - Investment Securities Portfolio.”
Subjective Estimates and Judgments - Significant judgment is involved in determining when an investment securities AFS decline in fair value is credit impaired. Investment securities AFS in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. We then apply a zero credit loss assumption to investment securities issued by the U.S. government or government-sponsored enterprises. For other securities that do not meet these criteria, we evaluate whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, we set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors.
The investment securities HTM as of December 31, 2023, were all issued by the U.S. government or government-sponsored enterprises and therefore the Company applied a zero credit loss assumption.
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
Included in the quantitative portion of our analysis of the allowance for credit losses are key inputs including borrowers’ net operating income, debt coverage ratios, and real estate collateral values, as well as key inputs that are more subjective or require management’s judgment including key macroeconomic variables from Moody’s forecast scenarios including GDP, unemployment rates, interest rates, and commercial real estate prices. These key inputs are utilized in our models to develop probability of default (“PD”) and loss given default (“LGD”) assumptions used in the calculation of estimated quantitative losses. The key macroeconomic variables were derived from Moody’s consensus scenario as of December 31, 2023 and 2022.
Certain key macroeconomic variable inputs used in the calculation of our allowance for credit losses experienced a weakening between projections as of December 31, 2022 versus projections as of December 31, 2023, particularly projected GDP growth and CRE Price Index growth rates. This contributed to an increase in our allowance for credit losses estimated loss rates at December 31, 2023, compared with at December 31, 2022. Changes in the key macroeconomic variables are presented in the tables below.
Moody's consensus projected key macroeconomic variable inputs as of December 31, 2023:

	Year Ending December 31,
	2024	2025	2026
GDP Growth*	0.7%	2.2%	1.9%
Unemployment Rate	4.4%	4.1%	4.0%
CRE Price Index Growth*	(6.4)%	6.9%	8.5%
10 Year Treasury Rate	4.2%	4.0%	4.0%
__________________________________
* Represents year over year growth rates.
Moody's consensus projected key macroeconomic variable inputs as of December 31, 2022:

	Year Ending December 31,
	2023	2024	2025
GDP Growth*	0.3%	1.6%	2.6%
Unemployment Rate	4.6%	4.7%	4.2%
CRE Price Index Growth*	(2.6)%	1.7%	6.4%
10 Year Treasury Rate	4.5%	3.7%	3.3%
__________________________________
* Represents year over year growth rates.
In addition to an estimate of quantitatively derived losses, our allowance for credit losses also includes an estimate of qualitatively derived losses to account for risks not fully captured by the quantitative calculation of estimated credit losses. At December 31, 2023, the qualitative portion of our allowance for credit losses totaled $35.7 million compared with $45.1 million at December 31, 2022. The qualitative portion of our allowance for credit losses is determined by management and takes into consideration factors related to changes to lending policies, changes in the nature and volume of loans, risks related to lending management, changes to the volume and severity of past due and nonaccrual loans, changes in the quality of loan review, concentrations of credit, and other external factors. Some of these factors are more subjective than others and require significant judgment from management to determine estimated losses.

Impact if Actual Results Differ From Estimates and Judgments - Adverse changes in management’s assessment of the assumptions and key inputs used to determine the allowance for credit losses could lead to increases in the allowance for credit losses through additional provisions for credit losses. If actual losses and conditions differ materially from the assumptions used to determine the allowance for credit losses, our actual credit losses could differ materially from management’s estimates.
Moody’s consensus forecast assumes that the probability that the economy will perform better than the consensus estimates is equal to the probability that it will perform worse. A sensitivity analysis of our allowance for credit losses was performed by estimating credit losses using the Moody’s S2 scenario as of December 31, 2023, which has a more negative outlook on the economy compared with the Moody’s consensus scenario. The S2 scenario includes assumptions including elevated market interest rates despite a weakening of the economy due to inflationary concerns, elevated risk associated with the Russian invasion of Ukraine and the Hamas/Israel conflict, rising tensions with China regarding Taiwan that could limit the global chip supply, a decline in consumer confidence due to concerns of additional bank failures, increased risk of a federal government shutdown, and a decline in the stock market in 2024. Incorporating key macroeconomic inputs from Moody’s S2 projected scenario in our calculation of the allowance for credit losses resulted in additional allowance for credit losses of approximately $21.6 million compared with the results using the Moody’s consensus forecast as of December 31, 2023. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.
While management believes that it has established adequate allowances for lifetime credit losses on loans, actual results may prove different, and the differences could be material.
Goodwill
Description - Goodwill is generally determined as the excess of the fair value of the consideration paid over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill recorded in a purchase business combination is determined to have an indefinite useful life and is not amortized but tested for impairment at least annually. Goodwill may also be tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company is managed as a single combined operating segment. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
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
In the event we perform an impairment test, the determination of fair value is based on a combination of valuation techniques which include the income approach using the discounted cash flow method and market approach using the guideline public company method and guideline transaction method. These valuation approaches incorporate management assumptions and estimates including developing cash flow projections, selecting appropriate discount rates, calculation of a terminal growth rate, minimum target capitalization levels, identifying relevant market comparables, incorporating current and projected economic conditions, and selecting an appropriate control premium.
Management reviewed and assessed events and conditions during the three months ended December 31, 2023, including macroeconomic and market factors, industry and banking sector events, Company-specific stock price and performance indicators, a comparison of management’s forecast and assumptions to those used in its September 30, 2023 quantitative step 1 impairment test. Based on these considerations, management concluded that it was not more-likely-than-not that the fair value of either of goodwill was impaired as of December 31, 2023.

Impact if Actual Results Differ From Estimates and Judgments - Changes in qualitative factors assessed, changes to assumptions used in the impairment test, selection and weighting of the various fair value techniques, and downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses which could have a material impact our financial condition and earnings. We performed a goodwill impairment quantitative test as of September 30, 2023 and based on this analysis we concluded the fair value of the Company exceeded the carrying value by 15.4% using a discount rate of 13.6% for the income approach. Management performed a sensitivity analysis of the discount rate used in the income approach of the goodwill impairment analysis and a 50 basis point increase to the discount rate would result in the fair value of the Company exceeding the carrying amount by 10.9% a reduction of 4.5%.
Goodwill is discussed in more detail in Note 5 to our Consolidated Financial Statements presented this Report.
Income Taxes
Description - We use the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained, when necessary, to reduce deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Furthermore, tax positions that could be deemed uncertain are required to be disclosed and reserved for if it is more likely than not that the position would not be sustained upon audit examination. Taxes are discussed in more detail in Note 11 to our Notes to Consolidated Financial Statements presented in this Report.
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

Results of Operations
Operations Summary
Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from the loans we extend to our customers, our investments and interest earning cash; and interest expense is generated from interest bearing deposits our customers have with us and from our borrowings or debt. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest bearing liabilities, and the rates received or paid on them, as well as our ability to maintain sound asset quality and appropriate levels of capital and liquidity. As mentioned above, interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions and policies.
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
Our other source of income is noninterest income, including service charges and fees on deposit accounts, net gains on sale of loans that were held for sale and investment securities AFS, and other income and fees.
Our expenses consist of interest expense, the provisions for credit losses, and noninterest expenses, which are primarily salaries and benefits and occupancy expense. The following table presents our condensed consolidated statements of income and the changes year over year.

	Year Ended December 31, 2023	Increase (Decrease)		Year Ended December 31, 2022	Increase (Decrease)		Year Ended December 31, 2021
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$1,048,878	$332,763	46%	$716,115	$149,583	26%	$566,532
Interest expense	523,017	385,323	280%	137,694	83,932	156%	53,762
Net interest income	525,861	(52,560)	(9)%	578,421	65,651	13%	512,770
Provision (credit) for credit losses	29,100	19,500	203%	9,600	21,800	N/A	(12,200)
Noninterest income	45,577	(5,820)	(11)%	51,397	7,803	18%	43,594
Noninterest expense	364,451	40,281	12%	324,170	30,878	11%	293,292
Income before income tax provision	177,887	(118,161)	(40)%	296,048	20,776	8%	275,272
Income tax provision	44,214	(33,557)	(43)%	77,771	7,071	10%	70,700
Net income	$133,673	$(84,604)	(39)%	$218,277	$13,705	7%	$204,572

Net Income
Our net income was $133.7 million for 2023 compared with $218.3 million for 2022 and $204.6 million for 2021. Our diluted earnings per common share totaled $1.11, $1.81, and $1.66 for the years 2023, 2022, and 2021, respectively. The return on average assets was 0.67%, 1.20%, and 1.17% and the return on average stockholders’ equity was 6.48%, 10.73%, and 9.88% for the years 2023, 2022, and 2021, respectively. The decrease in net income for 2023 compared with 2022 was primarily due to increases in interest expense, provision for credit losses and noninterest expense. The increase in net income for 2022 compared with 2021 was due primarily to an increase in net interest income, offset partially by increases in the provision for credit losses and noninterest expense.

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

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans (1) (2)	$14,732,166	$892,563	6.06%	$14,634,627	$660,732	4.51%	$13,343,431	$528,174	3.96%
Investment securities AFS and HTM (3)	2,262,840	66,063	2.92%	2,415,621	52,220	2.16%	2,392,589	35,492	1.48%
Interest earning cash and deposits at other banks	1,685,462	87,361	5.18%	116,689	1,295	1.11%	774,756	1,302	0.17%
FHLB stock and other investments	47,249	2,891	6.12%	59,624	1,868	3.13%	69,254	1,564	2.26%
Total interest earning assets	18,727,717	1,048,878	5.60%	17,226,561	716,115	4.16%	16,580,030	566,532	3.42%
Total noninterest earning assets	1,078,446			1,005,048			887,635
Total assets	$19,806,163			$18,231,609			$17,467,665

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$4,858,919	$161,751	3.33%	$6,517,879	$72,763	1.12%	$5,967,253	$26,490	0.44%
Time deposits	6,409,056	279,480	4.36%	3,084,851	42,076	1.36%	3,178,722	15,521	0.49%
Total interest bearing deposits	11,267,975	441,231	3.92%	9,602,730	114,839	1.20%	9,145,975	42,011	0.46%
FHLB and FRB borrowings	1,618,292	69,365	4.29%	528,342	11,525	2.18%	208,721	2,561	1.23%
Convertible notes, net	77,848	1,925	2.47%	216,654	5,289	2.44%	215,633	5,289	2.45%
Subordinated debentures, net	103,277	10,496	10.02%	102,037	6,041	5.84%	100,848	3,901	3.82%
Total interest bearing liabilities	13,067,392	523,017	4.00%	10,449,763	137,694	1.32%	9,671,177	53,762	0.56%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	4,362,043			5,569,542			5,581,832
Other liabilities	315,063			178,277			143,203
Stockholders’ equity	2,061,665			2,034,027			2,071,453
Total liabilities and stockholders’ equity	$19,806,163			$18,231,609			$17,467,665

Net interest income		$525,861			$578,421			$512,770
Net interest margin			2.81%			3.36%			3.09%
Net interest spread (4)			1.60%			2.84%			2.86%
Cost of funds (5)			3.00%			0.86%			0.35%
Cost of deposits			2.82%			0.76%			0.29%
(1) Interest income on loans includes accretion of net deferred loan origination fees and costs, prepayment fees received on loan payoffs and accretion of discounts on acquired loans. See the table below for detail.
(2) Average balances of loans are net of deferred loan origination fees and costs and include nonaccrual loans and loans held for sale.
(3) Interest income and yields are not presented on a tax-equivalent basis.
(4) Yield on interest earning assets minus cost of interest bearing liabilities.
(5) Cost on interest bearing liabilities and noninterest bearing deposits.

The following table presents net loan origination fees, loan prepayment fee income, interest reversed for nonaccrual loans, and discount accretion income included as part of loan interest income for the years indicated:

Year Ended December 31,	Net Loan Origination Fees (Costs)	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2023	$8,657	$2,313	$(2,926)	$2,789
2022	$9,990	$5,350	$(2,523)	$2,630
2021	$14,950	$4,106	$(3,184)	$9,925
Net Interest Income
Net interest income was $525.9 million for 2023, compared with $578.4 million for 2022 and $512.8 million for 2021. Changes in net interest income are a function of changes in interest rates and volumes of interest earning assets and interest bearing liabilities. The table below sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	Year Ended December 31,
	2023 Compared with 2022			2022 Compared with 2021
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$231,831	$227,398	$4,433	$132,558	$78,519	$54,039
Investment securities AFS and HTM	13,843	17,323	(3,480)	16,728	16,386	342
Interest earning cash and deposits at other banks	86,066	18,458	67,608	(7)	1,915	(1,922)
FHLB stock and other investments	1,023	1,477	(454)	304	544	(240)
TOTAL INTEREST INCOME	$332,763	$264,656	$68,107	$149,583	$97,364	$52,219
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$88,988	$111,871	$(22,883)	$46,273	$43,796	$2,477
Time deposits	237,404	159,282	78,122	26,555	27,027	(472)
FHLB and FRB borrowings	57,840	18,433	39,407	8,964	3,019	5,945
Convertible notes, net	(3,364)	67	(3,431)	—	(25)	25
Subordinated debentures, net	4,455	4,381	74	2,140	2,093	47
TOTAL INTEREST EXPENSE	$385,323	$294,034	$91,289	$83,932	$75,910	$8,022
NET INTEREST INCOME	$(52,560)	$(29,378)	$(23,182)	$65,651	$21,454	$44,197
Net interest income before provision for credit losses decreased by $52.6 million, or 9%, for 2023 compared with 2022. The decrease in net interest income was driven by a higher cost of funds and increases in average interest bearing deposits and short-term borrowings, partially offset by expanding yields on interest earning assets and higher average balances in loans and interest earning cash and deposits in other banks. The expanding interest earning asset yields and higher deposit costs reflected rising market interest rates during the period. The upper range of the target Federal Funds rate increased to 5.50% at December 31, 2023, up from 4.50% at December 31, 2022. The increase in average interest earning cash and deposits at other banks reflected a conservative approach to liquidity risk management, given the banking industry volatility caused by multiple bank failures in the first half of 2023. The increase in the average interest earning cash and deposits in other banks was largely funded through FRB’s BTFP borrowings.

Net interest income before provision for credit losses increased by $65.7 million, or 13%, for 2022 compared with 2021. The increase was primarily due to increases in loans yields, which increased by 55 basis points for 2022 compared with 2021, and an increase in average loan balances. These increases contributed to an increase in total interest income of $149.6 million for 2022 compared with 2021. The increase in interest income was partially offset by an increase in interest expense of $83.9 million, driven by an increase in the cost of interest bearing deposits, which grew by 74 basis points for 2022 compared with 2021, and reflected higher market interest rates Federal Funds target rate hikes during 2022. The upper range of the Federal Funds target rate increased to 4.50% as of December 31, 2022, up from 0.25% as of December 31, 2021.
Interest Income
Interest income was $1.05 billion for 2023, compared with $716.1 million for 2022, and $566.5 million for 2021. The yield on average interest earning assets was 5.60% for 2023, compared with 4.16% for 2022, and 3.42% for 2021.
Comparison of 2023 with 2022
The increase in interest income of $332.8 million, or 46.5%, for 2023 compared with 2022 was primarily driven by higher loan yields, which reflected new loans originated at higher average interest rates and the upward repricing of variable rate loans in a rising interest rate environment, higher volume of average interest earning cash and deposits, and expanding yields on all other interest earning assets.
Comparison of 2022 with 2021
The increase in interest income of $149.6 million, or 26.4%, for 2022 compared with 2021 was primarily due to expanding loan yields, growth in average loans, and higher yields on investment securities.
Interest Expense
Deposits
Interest expense on deposits was $441.2 million for 2023, compared with $114.8 million for 2022, and $42.0 million for 2021. The average cost of deposits was 2.82% for 2023, compared with 0.76% for 2022, and 0.29% for 2021. The average cost of interest bearing deposits was 3.92% for 2023, compared with 1.20% for 2022, and 0.46% for 2021.
Comparison of 2023 with 2022
The increase in interest expense on total deposits of $326.4 million, or 284%, for 2023 compared with 2022 was due to a higher cost of interest bearing deposits, growth in average time deposits, and an increase in average borrowings, reflecting usage of the BTFP. The increase in the cost of deposits was driven by rising market interest rates, a remix of low-yielding deposits into higher-cost options, and deposit pricing competition.
Comparison of 2022 with 2021
The increase in interest expense on total deposits of $72.8 million, or 173%, for 2022 compared with 2021 was primarily due to a higher cost of interest bearing deposits, which reflected a rapidly rising interest rate environment.
FHLB and FRB Borrowings
FHLB and FRB borrowings consist of advances from the FHLB and FRB, including the BTFP. As part of our asset-liability management, we utilize FHLB and FRB borrowings to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB and FRB borrowings were $1.62 billion for 2023, compared with $528.3 million in 2022, and $208.7 million in 2021. Interest expense on FHLB and FRB borrowings was $69.4 million for 2023 compared with $11.5 million for 2022, and $2.6 million for 2021. The average cost of FHLB and FRB borrowings was 4.29% for 2023, compared with 2.18% for 2022, and 1.23% for 2021. Given the attractive cost and structure of the BTFP, we utilized it in 2023 to bolster our on-balance sheet liquidity in response to the banking industry disruption caused by the multiple bank failures in the first half of the year.

Convertible Notes
In 2018, we issued $217.5 million in senior convertible notes. Interest expense on convertible notes was $1.9 million for 2023 compared with $5.3 million for 2022 and 2021. The cost of our convertible notes for 2023 was 2.47% compared with 2.44% for 2022 and 2.45% for 2021. The cost of our convertible notes consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost. On January 1, 2021, we early adopted ASU 2020-06, which eliminated the discount on our convertible notes and reduced interest expense that was previously recognized on amortization of the discount.
During the year ended December 31, 2023, we repurchased our notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. During the years ended December 31, 2022 and 2021, there were no repurchases or put options.
Subordinated Debentures
The subordinated debentures bear interest at the 3-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”) rate, plus a designated spread. Prior to LIBOR cessation at June 2023, the interest rate was tied to the 3-month LIBOR rate, plus a designated spread. There were no changes in our balance of subordinated debentures during 2023 or 2022 aside from the increases related to the discount accretion on subordinated debentures acquired from previous acquisitions. Interest expense on subordinated debentures was $10.5 million for 2023 compared with $6.0 million for 2022, $3.9 million for 2021. The average rate on other borrowings increased to 10.02% for 2023, compared with 5.84% for 2022, and 3.82% for 2021. The change in cost of other borrowings for 2023 and 2022 compared with prior years was due to changes in the 3-month SOFR and 3-month LIBOR rates.
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
Comparison of 2023 with 2022
The provision for credit losses was $29.1 million for 2023, an increase of $19.5 million from $9.6 million for 2022. The increase in provision for credit losses was largely due to increased net charge offs. During 2023, we recorded an idiosyncratic full charge off of $23.4 million related to a borrower that entered into Chapter 7 liquidation in August 2023. In comparison, in 2022, we recorded $17.3 million in recoveries from a previously charged off loan, resulting in total net recoveries in 2022. The increase to the provision for credit losses due to charge offs was partially offset by the year over year decline loans receivable, which reduced the required ACL balance. The allowance for credit losses coverage ratio was 1.15% of loans receivable at December 31, 2023, compared with 1.05% at December 31, 2022.
Comparison of 2022 with 2021
The provision for credit losses was $9.6 million for 2022, an increase of $21.8 million from $12.2 million in negative provision for credit losses for 2021. The positive provision for credit losses for the year ended December 31, 2022, reflected loan growth and an increase in the ACL coverage ratio of loans due to macroeconomic concerns. This increase was partially offset by the continued de-risking of our loan portfolio and continued improvements in our overall credit quality. During the first quarter of 2022, we had a large recovery of $17.3 million on a previously charged off loan, which reduced provision for credit losses in 2022. The allowance for credit losses coverage ratio was 1.05% of loans receivable at December 31, 2022, compared with 1.01% at December 31, 2021.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer fees, swap fee income, net gains on sales of loans, and other income and fees, which included loan servicing fees, earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income was $45.6 million for 2023 compared with $51.4 million for 2022, and $43.6 million for 2021.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31, 2023	Increase (Decrease)		Year Ended December 31, 2022	Increase (Decrease)		Year Ended December 31, 2021
		Amount	Percent (%)		Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$9,466	$528	6%	$8,938	$1,663	23%	$7,275
International service fees	3,365	231	7%	3,134	(452)	(13)%	3,586
Wire transfer fees	3,322	(155)	(4)%	3,477	(42)	(1)%	3,519
Swap fees	711	(1,894)	(73)%	2,605	1,147	79%	1,458
Net gains on sales of SBA loans	4,097	(12,246)	(75)%	16,343	7,895	93%	8,448
Net gains on sales of residential mortgage loans	290	(592)	(67)%	882	(3,553)	(80)%	4,435
Other income and fees	24,326	8,308	52%	16,018	1,145	8%	14,873
Total noninterest income	$45,577	$(5,820)	(11)%	$51,397	$7,803	18%	$43,594
Comparison of 2023 with 2022
The decrease in noninterest income for 2023 compared with 2022 was primarily attributable to lower net gains on sales of SBA loans and swap fee income, and partially offset by an increase in other income and fees.
Swap fees represent income earned from the execution of customer level back-to-back swap transactions. Swap fees for 2023 declined by $1.9 million compared with 2022 due to an overall decline in swap transactions in 2023 compared with 2022.
During the year ended December 31, 2023, we sold $79.1 million in SBA guaranteed loans and recorded $4.1 million in net gains on sale of SBA loans. During the year ended December 31, 2022, we sold $227.3 million in SBA guaranteed loans and recorded $16.3 million in net gains on sale of SBA loans. We elected to not sell any SBA 7(a) loans during the second half of 2023, retaining loan production on our balance sheet instead.
Other income and fees increased for 2023 compared with 2022, primarily due to a $5.8 million gain from a cash distribution from an investment in an affordable housing partnership, which was received in 2023, and a year-over-year increase in the fair value of equity investments.
Comparison of 2022 with 2021
The increase in service fees on deposit accounts for 2022 compared with 2021 was mainly due to increases in commercial deposit fees, including business account analysis fees.
Swap fees represent income earned from the execution of customer level back-to-back swap transactions. The number of swap transactions and their total notional amounts increased in 2022, compared with the prior year, which resulted in an increase in swap fee income for 2022 compared with 2021.
During the year ended December 31, 2022, we sold $227.3 million in SBA guaranteed loans and recorded $16.3 million in net gains on sale of SBA loans. During the year ended December 31, 2021, we sold $102.4 million in SBA guaranteed loans and recorded $8.4 million in net gains on sale of SBA loans. The average weighted premium on SBA loans sold was 7.19% for 2022 compared with 8.25% for 2021.
Net gain on sale of residential mortgage loans decreased in 2022 compared with 2021 due to a decrease in loans sold and a decrease in premiums received. During 2022, we sold $49.1 million in residential mortgage loans compared with $186.5 million residential mortgage loans sold in 2021. The average weighted premium on residential mortgage loans sold was 1.80% for 2022 compared with 2.38% for 2021.

Noninterest Expense
Noninterest expense was $364.5 million for 2023, compared with $324.2 million for 2022, and $293.3 million for 2021. The increase in noninterest expense was $40.3 million, or 12%, for 2023 compared with 2022, and $30.9 million, or 11%, for 2022 compared with 2021. Noninterest expense as a percentage of average assets for 2023 was 1.84%, compared with 1.78% for 2022 and 1.68% for 2021.
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31, 2023	Increase (Decrease)		Year Ended December 31, 2022	Increase (Decrease)		Year Ended December 31, 2021
		Amount	Percent (%)		Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$207,871	$3,152	2%	$204,719	$29,568	17%	$175,151
Occupancy	28,868	601	2%	28,267	(631)	(2)%	28,898
Furniture and equipment	21,378	1,944	10%	19,434	1,355	7%	18,079
Data processing and communications	11,606	923	9%	10,683	352	3%	10,331
Professional fees	6,464	150	2%	6,314	(5,854)	(48)%	12,168
Amortization of investments in affordable housing partnerships	8,195	(547)	(6)%	8,742	(2,325)	(21)%	11,067
FDIC assessments	13,296	7,048	113%	6,248	1,139	22%	5,109
FDIC special assessment	3,971	3,971	100%	—	—	—%	—
Earned interest credit	22,399	11,401	104%	10,998	9,156	497%	1,842
Software impairment	—	—	—%	—	(2,146)	(100)%	2,146
Restructuring costs	11,576	11,576	100%	—	—	—%	—
Other noninterest expense	28,827	62	—%	28,765	264	1%	28,501
Total noninterest expense	$364,451	$40,281	12%	$324,170	$30,878	11%	$293,292
Comparison of 2023 with 2022
The increase in noninterest expense for 2023 compared with 2022 was primarily driven by restructuring costs, higher earned interest credits, and higher FDIC assessments expense.
Salaries and employee benefits expense increased by $3.2 million, or 1.5%, for 2023 compared with 2022. The increase in salaries and employee benefits was primarily due to inflation and higher rates of compensation in a competitive staffing market. Also included in the 2023 salaries and employee benefits expense was $1.7 million of severance costs incurred in the first quarter related to a staffing rationalization, which reduced the Bank’s workforce by 5%. The number of full-time equivalent employees decreased to 1,244 at December 31, 2023, down from 1,549 at December 31, 2022.
FDIC assessments expense increased by $7.0 million, or 112.8%, for 2023 compared with 2022. The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. In 2023, the FDIC annual base assessment rate increased by two basis points industry-wide. In addition, in November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate will be applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The increase in FDIC assessment fees for 2023 compared with 2022 was due primarily to the aforementioned increased annual base assessment rate and an additional $4.0 million accrued for the special assessment.
Earned interest credits are provided to certain commercial depositors in the residential mortgage industry to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates and have increased with the increases in the Federal Funds rate since mid-2022. Earned interest credits increased $11.4 million for 2023 compared with 2022.

Restructuring costs totaled $11.6 million in 2023, and were related to the Company’s strategic reorganization announced in October 2023. Restructuring costs primarily comprised severance costs, planned branch closure charges and professional fees. As part of the restructuring, the Company reduced its workforce by 13% in October 2023, and will consolidate certain branches in the first half of 2024. There were no restructuring costs incurred in 2022.
Comparison of 2022 with 2021
The increase in noninterest expense for 2022 compared with 2021 was due mostly to increases in salaries and employee benefits, earned interest credits expenses, furniture and equipment expenses and FDIC assessments, partially offset by declines in professional fees, amortization of investments in affordable housing partnerships expenses and software impairment.
Salaries and employee benefits expense increased by $29.6 million for 2022 compared with 2021. The increase in salaries and employee benefits was due to an overall increase in compensation costs, reflecting an increase in employees, the competitive staffing market, and higher incentive compensation accruals. The number of full-time equivalent employees increased from 1,476 at December 31, 2021 to 1,549 at December 31, 2022.
Professional fees decreased by $5.9 million in 2022 compared with 2021. The decrease in professional fees was due primarily to lower legal fees related to litigation costs and other professional fees.
Earned interest credits increased $9.2 million for 2022 compared with 2021. Earned interest credits are provided to certain commercial depositors in the residential mortgage industry to help offset deposit service charges incurred. The earned interest credits are tied to the Federal Funds rate and increased as interest rates went up in 2022.
Income Tax Provision
The provision for income taxes for 2023 was $44.2 million, compared with $77.8 million in 2022 and $70.7 million in 2021. The effective income tax rate was 24.86% for 2023 compared with 26.27% for 2022 and 25.68% for 2021. The decrease in effective tax rate for 2023 compared with 2022 was primarily due to the benefit from affordable housing partnership investment tax credits having a larger effect because of lower annual pre-tax book income.
We invest in affordable housing partnerships and receive CRA credits and tax credits that reduce the overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. Total tax credits related to our investment in affordable housing partnership investment was approximately $8.6 million for the year ended December 31, 2023, compared with $8.9 million for the year ended December 31, 2022. The balance of investments in affordable housing partnerships increased from $47.7 million at December 31, 2022, to $54.5 million at December 31, 2023.

Financial Condition
Our total assets were $19.13 billion at December 31, 2023, compared with $19.16 billion at December 31, 2022, a slight decrease of $33.0 million, or 0.2% year over year.
Cash and Cash Equivalents
Cash and cash equivalents increased to $1.93 billion at December 31, 2023, up from $506.8 million at December 31, 2022. In March 2023, the banking industry experienced significant disruption with multiple high profile bank failures within a few days. As a result, there was an overall decline of consumer confidence in the banking industry and in response to these events we bolstered our on-balance sheet liquidity with drawdowns of our available borrowing capacity, primarily through the use of BTFP. This increased the balance of cash and cash equivalents on our balance sheet in 2023.
Investment Securities Portfolio
The main objectives of our investment strategy are to provide sources of liquidity while managing our interest rate risk and generating an adequate level of interest income. Our investment policy permits investments in various types of securities, certificates of deposits, and federal funds sold in compliance with various restrictions in the policy.
Our investment securities AFS totaled $2.15 billion at December 31, 2023, compared with $1.97 billion at December 31, 2022. At December 31, 2023, we had $263.9 million in investment securities HTM compared with $271.1 million at December 31, 2022. We have the ability and intent to hold investment securities classified as HTM to maturity. $465.7 million in investment securities were purchased and $333.9 million in investment securities were paid down in 2023. There were no sales of investment securities in 2023. At December 31, 2023, $1.70 billion in securities were pledged to the BTFP, to secure public deposits, or for other purposes required or permitted by law, of which $230.4 million in securities were pledged in the State of California time deposit program, and $133 thousand was pledged for other public deposits.
During the second quarter of 2022, we transferred $239.0 million in fair value of debt securities from AFS to HTM. The transferred securities had an amortized cost of $275.5 million with a pre-tax net unrealized loss of $36.6 million, which was recorded as a discount to be amortized as an adjustment to yield. The unrealized holding loss at the date of transfer is reported, net of taxes, in accumulated other comprehensive income (loss) (“AOCI”) as a component of stockholders’ equity and is being amortized over the remaining life of the securities as an adjustment to yield, offsetting the corresponding discount amortization’s impact on interest income.
Our investment portfolio consists of treasury bonds, government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), asset-backed securities, corporate securities, and municipal securities.
Our investment securities portfolio is primarily invested in residential CMOs and residential and commercial MBS, which combined to represent 76% and 84% of our total investment securities portfolio at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments. All of our corporate, asset-backed, and municipal securities at December 31, 2023, were rated as investment grade.

The following table presents the amortized cost, estimated fair value, and net unrealized gain and losses on our investment securities as of the dates indicated:

	December 31, 2023			December 31, 2022
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$103,691	$103,677	$(14)	$3,990	$3,886	$(104)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	3,900	(100)	4,000	3,867	(133)
CMOs	888,631	747,719	(140,912)	947,541	793,699	(153,842)
MBS:
Residential	499,431	420,298	(79,133)	544,084	453,177	(90,907)
Commercial	445,207	391,888	(53,319)	417,241	368,287	(48,954)
Asset-backed securities	150,992	149,670	(1,322)	153,539	147,604	(5,935)
Corporate securities	23,302	19,434	(3,868)	23,351	18,857	(4,494)
Municipal securities	314,554	308,473	(6,081)	195,675	182,752	(12,923)
Total investment securities AFS	$2,429,808	$2,145,059	$(284,749)	$2,289,421	$1,972,129	$(317,292)

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$150,369	$143,706	$(6,663)	$157,881	$150,840	$(7,041)
Commercial	113,543	106,812	(6,731)	113,185	107,567	(5,618)
Total investment securities HTM	$263,912	$250,518	$(13,394)	$271,066	$258,407	$(12,659)

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non-tax equivalent) at December 31, 2023:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt securities AFS:
US Treasury securities	$103,677	5.36%	$—	—%	$—	—%	$—	—%	$103,677	5.36%
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—%	3,900	4.08%	—	—%	—	—%	3,900	4.08%
CMOs	—	—%	540	1.85%	5,317	2.29%	741,862	2.04%	747,719	2.04%
MBS:
Residential	—	—%	1,187	2.19%	18,034	2.59%	401,077	1.84%	420,298	1.87%
Commercial	—	—%	131,933	3.04%	1,456	5.01%	258,499	2.80%	391,888	2.89%
Asset-backed securities	—	—%	2,451	7.63%	15,040	7.67%	132,179	7.52%	149,670	7.54%
Corporate securities	—	—%	—	—%	15,171	2.69%	4,263	6.64%	19,434	3.56%
Municipal securities	—	—%	9,915	1.57%	38,916	2.89%	259,642	4.32%	308,473	4.05%
Total securities AFS	$103,677	5.36%	$149,926	3.04%	$93,934	3.56%	$1,797,522	2.85%	$2,145,059	3.01%

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$—	—%	$—	—%	$—	—%	$150,369	3.91%	$150,369	3.91%
Commercial	—	—%	25,586	4.14%	8,634	3.80%	79,323	3.88%	113,543	3.93%
Total securities HTM	$—	—%	$25,586	4.14%	$8,634	3.80%	$229,692	3.90%	$263,912	3.92%

The following table shows the Company’s AFS investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2023. The length of time that the individual investment securities AFS have been in a continuous unrealized loss position is not a factor in determining credit impairment with the adoption of CECL.

	December 31, 2023
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	1	$3,963	$(35)	1	$3,963	$(35)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,900	(100)	1	3,900	(100)
CMOs	3	19,800	(378)	115	717,662	(140,901)	118	737,462	(141,279)
MBS:
Residential	—	—	—	65	420,298	(79,133)	65	420,298	(79,133)
Commercial	6	53,255	(2,129)	53	331,450	(51,303)	59	384,705	(53,432)
Asset-backed securities	—	—	—	18	149,670	(1,322)	18	149,670	(1,322)
Corporate securities	—	—	—	6	19,434	(3,868)	6	19,434	(3,868)
Municipal securities	11	42,760	(263)	42	91,707	(11,516)	53	134,467	(11,779)
Total	20	$115,815	$(2,770)	301	$1,738,084	$(288,178)	321	$1,853,899	$(290,948)
We performed an analysis on our investment securities portfolio at December 31, 2023 and 2022, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consisted of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At December 31, 2023, we also had 18 asset-backed securities, six corporate securities, and 53 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we expect full payment of principal and interest.
Equity Investments
At December 31, 2023, equity investments totaled $43.8 million compared with $42.4 million at December 31, 2022. For the year ended December 31, 2023, we recorded an increase in equity investments due to reinvestments of $1.3 million and change in fair value of $60 thousand, partially offset by return of equity investments of $3 thousand. Equity investments at December 31, 2023 included $4.4 million in equity investments with readily determinable fair values and $39.4 million in equity investments without readily determinable fair values.
Equity investments with readily determinable fair values at December 31, 2023, consisted of mutual funds totaling $4.4 million. Changes to the fair value of equity investments with readily determinable fair values are recorded in other noninterest income. Equity investments without readily determinable fair values at December 31, 2023, included $38.0 million in CRA investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for these investments during the year ended December 31, 2023.
Deferred Tax Assets, Net
At December 31, 2023, we had $135.2 million in net deferred tax assets compared with $150.4 million at December 31, 2022. The decrease in net deferred tax assets was primarily due to lower deferred taxes resulting from a decline in unrealized losses on our investments securities AFS during the year ended December 31, 2023.

Investments in Affordable Housing Partnerships
At December 31, 2023, we had $54.5 million in investments in affordable housing partnerships compared with $47.7 million at December 31, 2022. The increase in investments in affordable housing partnerships was due to new investments, partially offset by amortization recorded during the year ended December 31, 2023. Commitments to fund investments in affordable housing partnerships totaled $21.0 million at December 31, 2023, compared with $11.8 million at December 31, 2022. The increase in commitments to fund investments in affordable housing partnerships during the year ended December 31, 2023, was due to new commitments made, partially offset by our cash contributions, which reduced the prior commitment balances.
Loans Held For Sale
Loans held for sale at December 31, 2023, totaled $3.4 million compared with $49.2 million at December 31, 2022, representing a decrease of $45.8 million, or 93.1%. Loans held for sale at December 31, 2023, comprised $2.3 million in CRE loans held for sale, and $1.1 million in residential mortgage loans held for sale. At December 31, 2022, loans held for sale consisted of $48.8 million in CRE loans held for sale, and $450 thousand in residential mortgage loans held for sale. The decrease in loans held for sale was primarily due to more loans sold than were originated or transferred to loans held for sale.
Loan Portfolio
We offer a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of CRE loans, C&I loans, residential mortgage, and consumer and other loans. Real estate loans as a percentage to total loans were 64% at December 31, 2023, compared with 61% at December 31, 2022. Gross loans receivable decreased by $1.55 billion to $13.85 billion at December 31, 2023, from $15.40 billion at December 31, 2022.
Our CRE and C&I loans decreased in 2023 compared with the previous year, reflecting our prudent approach to loan growth and the impact of payoffs and paydowns in a high interest rate environment. The decreases were partially offset by increases in residential mortgage and consumer loans over the same period.
Approximately 45% of our total loans were variable rate loans at December 31, 2023, compared with 46% at December 31, 2022. The rates of interest charged on variable rate loans are set at specified spreads based on the prime lending rate, SOFR rates and other indices, and vary as the rate indices reprice.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital, our allowance for credit losses (as defined for regulatory purposes) at the Bank level, and certain capital notes and debentures issued by us. At December 31, 2023, our lending limit was approximately $352.6 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for credit losses for a total limit of approximately $587.6 million to one borrower at December 31, 2023. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $143.8 million, of which the entire amount was performing and in good standing at December 31, 2023. The exposure consisted of nine loans, predominantly used to finance commercial real estate properties, with a weighted average loan-to-value ratio of 62%.
The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2023		2022		2021		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan portfolio composition:
CRE loans	$8,797,884	64%	$9,414,580	61%	$9,105,931	65%	$8,772,134	65%	$8,664,551	71%
C&I loans	4,135,044	30%	5,109,532	33%	4,208,674	30%	4,157,787	31%	2,721,183	22%
Residential mortgage loans	883,687	6%	846,080	6%	579,626	5%	582,232	4%	835,188	7%
Consumer and other loans	37,004	—%	33,348	—%	58,512	—%	51,060	—%	55,085	—%
Total loans outstanding	13,853,619	100%	15,403,540	100%	13,952,743	100%	13,563,213	100%	12,276,007	100%
Less: allowance for credit losses	(158,694)		(162,359)		(140,550)		(206,741)		(94,144)
Loans receivable, net	$13,694,925		$15,241,181		$13,812,193		$13,356,472		$12,181,863

Commercial Real Estate Loans
Our CRE loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). CRE loans secured by non-consumer residential real estate comprise less than 1% of the total loan portfolio (consumer residential mortgage loans are classified separately and included in residential mortgage loans). Construction loans are also a small portion of the total real estate portfolio, totaling $196.3 million and comprising 1% of total loans outstanding as of December 31, 2023. CRE loans totaled $8.80 billion at December 31, 2023, a decrease of $616.7 million, or 7%, from $9.41 billion at December 31, 2022.
Commercial and Industrial Loans
C&I loans include term loans to businesses, lines of credit, trade finance facilities, asset-based lending, and commercial SBA loans. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. C&I loans totaled $4.14 billion at December 31, 2023, a decrease of $974.5 million, or 19%, from $5.11 billion at December 31, 2022. In 2023, we completely exited our residential mortgage warehouse line of credit business, which totaled $244.2 million as of December 31, 2022.
Residential Mortgage Loans
The residential mortgage portfolio totaled $883.7 million at December 31, 2023, an increase of $37.6 million, or 4%, from $846.1 million at December 31, 2022.
Consumer and Other Loans
Consumer loans comprise less than 1% of the total loan portfolio, and includes automobile loans, home equity lines and loans, signature term loans and lines of credit, and credit card loans. Consumer loans totaled $37.0 million at December 31, 2023, an increase of $3.7 million, or 11%, from $33.3 million at December 31, 2022.
Loan Commitments
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,274,239	$2,856,263	$2,329,421	$2,137,178	$1,864,947
Standby letters of credit	132,132	132,538	126,137	108,834	113,720
Other commercial letters of credit	51,983	22,376	56,333	40,508	37,627
Total	$2,458,354	$3,011,177	$2,511,891	$2,286,520	$2,016,294

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
Nonperforming assets were $45.5 million at December 31, 2023, compared with $69.4 million at December 31, 2022. The decrease in nonperforming assets was attributable to a decline in nonaccrual loans and accruing TDR loans. The following table illustrates the composition of nonperforming assets and nonperforming loans at the dates indicated:

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Nonaccrual loans (1)(2)	$45,204	$49,687	$54,616	$85,238	$54,785
Accruing delinquent loans past due 90 days or more (2)	261	401	2,131	614	7,547
Accruing troubled debt restructured loans (3)	—	16,931	52,418	37,354	35,709
Total nonperforming loans	45,465	67,019	109,165	123,206	98,041
OREO	63	2,418	2,597	20,121	24,091
Total nonperforming assets	$45,528	$69,437	$111,762	$143,327	$122,132
_________________________
(1) Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation.
(2) Excludes PCI loans for periods prior to 2020.
(3) The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.
Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding at December 31, 2023.

	December 31, 2023
	Loans Maturing
	One Year or Less	After One to Five Years	After Five to Fifteen Years	After Fifteen Years	Total Loans Outstanding
	(Dollars in thousands)
CRE loans	$904,151	$4,901,351	$2,463,869	$528,513	$8,797,884
C&I loans	961,959	2,642,726	530,279	80	4,135,044
Residential mortgage loans	—	134	9,076	874,477	883,687
Consumer and other loans	24,146	12,472	379	7	37,004
Total loans outstanding	$1,890,256	$7,556,683	$3,003,603	$1,403,077	$13,853,619

Fixed interest rate (1)	$501,779	$3,956,032	$1,974,317	$1,141,814	$7,573,942
Variable interest rate	1,388,477	3,600,651	1,029,286	261,263	6,279,677
Total loans outstanding	$1,890,256	$7,556,683	$3,003,603	$1,403,077	$13,853,619
_________________________
(1) Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods at December 31, 2023.

The following table presents the loans outstanding due after one year at December 31, 2023.

	December 31, 2023
	Fixed Interest Rate (1)	Variable Interest Rate	Total Loans Due After One Year
	(Dollars in thousands)
CRE loans	$5,993,467	$1,900,266	$7,893,733
C&I loans	234,109	2,938,976	3,173,085
Residential mortgage loans	843,590	40,097	883,687
Consumer and other loans	997	11,861	12,858
Total loans outstanding	$7,072,163	$4,891,200	$11,963,363

_________________________
(1) Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods at December 31, 2023.
At December 31, 2023, we had $49.3 million in loan accrued interest receivable compared with $47.3 million at December 31, 2022.
Concentrations
Our lending activities predominantly reflect our branch and office footprint. At December 31, 2023, loans from California represented 54% of the total loans outstanding, and loans from New York and New Jersey represented 18%. The remaining 28% of total loans outstanding represented loans from other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the California market, most of our business activity is with customers located in Southern California (47%). Therefore, our exposure to credit risk is significantly affected by changes in the economy in the Southern California area. Within our CRE loan portfolio, the largest property concentrations are multi-tenant retail buildings (19%), multifamily (14%), industrial & warehouse (14%), and gas station & car wash (12%). Within our C&I loan portfolio, the largest industry concentrations are finance and insurance (20%), information technology (15%), manufacturing (14%), and retail trade (13%).
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

Allowance for Credit Losses
The allowance for credit losses (“ACL”) was $158.7 million at December 31, 2023, compared with allowance for credit losses of $162.4 million at December 31, 2022. The year-over-year decline in ACL was primarily due to a year-over-year decrease in loan balances at December 31, 2023 compared to December 31, 2022. The ACL was 1.15% of loans receivable at December 31, 2023, and 1.05% of loans receivable at December 31, 2022. ACL on individually evaluated loans decreased from $3.9 million at December 31, 2022, to $2.7 million at December 31, 2023. In addition to allowance for credit losses, we had $3.8 million in allowances for unfunded loan commitments at December 31, 2023, compared with $1.4 million at December 31, 2022.
We recorded a provision for credit losses of $29.1 million in 2023 compared with a provision for credit losses of $9.6 million in 2022, and a negative provision for credit losses of $12.2 million in 2021. During 2023, we charged off $37.5 million in loans outstanding and recovered $5.2 million in loans previously charged off compared with $12.4 million in charge offs and $24.6 million in recoveries for 2022. The increase in net charge offs for 2023 was largely due to an idiosyncratic full charge off of $23.4 million related to a borrower that entered into Chapter 7 liquidation in August 2023. In comparison, in 2022, we recorded $17.3 million in recoveries from a previously charged off loan, which contributed to a net recovery position for 2022 compared with total net charge offs for 2023.
The following table presents total nonaccrual and delinquent loans (loans past due 30+ days) at the dates indicated:

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
CRE loans	$36,092	$38,030	$60,203	$83,617	$54,475
C&I loans	6,640	9,146	15,576	17,304	12,681
Residential mortgage loans	6,173	11,101	20,188	11,690	13,220
Consumer and other loans	682	1,103	848	1,414	1,100
Total nonaccrual and delinquent loans	$49,587	$59,380	$96,815	$114,025	$81,476
Nonaccrual loans included above	$45,204	$49,687	$54,616	$85,238	$54,785
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

Total criticized loans, or loans rated special mention, substandard, doubtful, or loss at December 31, 2023, totaled $322.4 million compared with $261.3 million at December 31, 2022. Loans assigned a risk rating of Special Mention, Substandard, Doubtful, or Loss are referred to as Criticized Loans and loans assigned a risk rating of Substandard, Doubtful, or Loss are separately referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating at the dates indicated:

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Special Mention	$178,992	$157,263	$257,194	$184,941	$141,452
Substandard	143,449	104,073	242,397	366,556	259,278
Doubtful/Loss	—	—	—	1	13
Total Criticized Loans	$322,441	$261,336	$499,591	$551,498	$400,743
In 2023, we sold $172.1 million in loans with elevated credit risk comprising $147.5 million in substandard loans and $24.6 million in special mention loans. In 2022, we sold $77.0 million in loans with elevated credit risk comprising $76.6 million in substandard loans and $400 thousand in special mention loans. In 2021, we sold $251.0 million in loans with elevated credit risk comprising $182.6 million in substandard loans and $68.4 million in special mention loans.

The following table shows the provision for credit losses, the amount of loans charged off, and recoveries on loans previously charged off together with the balance in the allowance for credit losses at the beginning and end of each year, the amount of average and total loans outstanding as well as other pertinent ratios at the dates and for the years indicated:

	At or For The Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
LOANS:
Average loans:
CRE loans	$9,172,818	$9,371,641	$8,877,324	$8,693,105	$8,631,923
C&I loans	4,636,083	4,468,498	3,871,726	3,226,423	2,413,066
Residential mortgage loans	889,488	752,020	552,999	729,432	902,287
Consumer and other loans	33,777	42,468	41,382	49,563	51,399
Average loans, including loans held for sale	$14,732,166	$14,634,627	$13,343,431	$12,698,523	$11,998,675

Total loans, excluding loans held for sale	$13,853,619	$15,403,540	$13,952,743	$13,563,213	$12,276,007
ALLOWANCE:
Balance - beginning of year	162,359	140,550	206,741	94,144	92,557
Loans charged off:
CRE loans	(2,947)	(6,803)	(57,427)	(8,658)	(1,803)
C&I loans	(34,203)	(5,160)	(3,558)	(6,157)	(5,086)
Residential mortgage loans	—	(22)	(923)	—	—
Consumer and other loans	(370)	(404)	(328)	(1,211)	(1,220)
Total loans charged off	(37,520)	(12,389)	(62,236)	(16,026)	(8,109)
Less recoveries:
CRE loans	3,285	21,698	5,722	1,851	2,104
C&I loans	1,815	2,861	2,196	5,526	1,596
Residential mortgage loans	—	—	—	—	—
Consumer and other loans	62	39	327	46	36
Total loan recoveries	5,162	24,598	8,245	7,423	3,736
Net loan (charge offs) recoveries	(32,358)	12,209	(53,991)	(8,603)	(4,373)
Adoption of CECL	—	—	—	26,200	—
Adoption of ASU 2022-02	(407)	—	—	—	—
Provision (credit) for credit losses	29,100	9,600	(12,200)	95,000	7,300
PCI allowance adjustment	—	—	—	—	(1,340)
Balance - end of year	$158,694	$162,359	$140,550	$206,741	$94,144

RATIOS:
Net loan charge offs (recoveries) to average loans	0.22%	(0.08)%	0.40%	0.07%	0.04%
Allowance for credit losses to total loans receivable	1.15%	1.05%	1.01%	1.52%	0.77%
Net loan charge offs (recoveries) to allowance for credit losses	20.39%	(7.52)%	38.41%	4.16%	4.65%
Allowance for credit losses to nonperforming loans	349.05%	242.26%	128.75%	167.80%	96.03%

ALLOWANCE FOR UNFUNDED COMMITMENTS:
Allowance for unfunded commitments	$3,843	$1,351	$1,101	$1,296	$636
Provision (credit) for unfunded commitments	2,492	250	(195)	660	(100)

The following table presents net loan charge offs (recoveries) to average loans by loan category for the years indicated:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Loan Type
CRE loans	—%	(0.16)%	0.58%	0.08%	—%
C&I loans	0.70%	0.05%	0.04%	0.02%	0.14%
Residential mortgage loans	—%	—%	0.17%	—%	—%
Consumer and other loans	0.91%	0.86%	—%	2.35%	2.30%
Net loan charge offs (recoveries) to average loans	0.22%	(0.08)%	0.40%	0.07%	0.04%
The following table reflects our allocation of the allowance for credit losses by loan category and the ratio of each loan category to total loans at the dates indicated:

	December 31,
	2023		2022		2021		2020		2019
	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for loan losses	ACL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio
	(Dollars in thousands)
Loan Type
CRE loans	$93,940	1.07%	$95,884	1.02%	$108,440	1.19%	$162,196	1.85%	$53,593	0.62%
C&I loans	51,291	1.24%	56,872	1.11%	27,811	0.66%	39,155	0.94%	33,032	1.21%
Residential mortgage loans	12,838	1.45%	8,920	1.05%	3,316	0.57%	4,227	0.73%	5,925	0.71%
Consumer and other loans	625	1.69%	683	2.05%	983	1.68%	1,163	2.28%	1,594	2.89%
Total	$158,694	1.15%	$162,359	1.05%	$140,550	1.01%	$206,741	1.52%	$94,144	0.77%

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
For loans that do not share similar risk characteristics such as nonaccrual loans above $1.0 million, we evaluate these loans on an individual basis in accordance with ASC 326. These nonaccrual loans are considered to have different risk profiles than performing loans and therefore are evaluated separately. We collectively assess nonaccrual loans with balances below $1.0 million along with the performing and accrual loans in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either (1) the present value of future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent loans, we obtain new appraisals to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, we either obtain updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, we recognize an ACL with a corresponding charge to the provision for credit losses.
Individually evaluated loans at December 31, 2023, were $45.2 million, a net decrease of $20.9 million from $66.1 million at December 31, 2022. The net decrease in individually evaluated loans was due to charge offs and the sale of problem loans in 2023.

We maintain a separate ACL for our off-balance sheet unfunded loan commitments. We utilize a funding rate to allocate the allowance to undrawn exposures. This funding rate is used as a credit conversion factor to capture how much undrawn can potentially become drawn at any point. The funding rate is determined based on a lookback period of eight quarters. Credit loss is not estimated for off-balance sheet credit exposures that are unconditionally cancellable by us at the time of measurement.
OREO
OREO consists of real estate properties acquired through foreclosure or similar means. OREO is recorded at fair value, less estimated selling costs. At December 31, 2023 and 2022, OREO, net, totaled $63 thousand and $2.4 million, respectively. The number of OREO properties held at December 31, 2023 and 2022, was one and four, respectively. For the year ended December 31, 2023, one property was transferred to OREO totaling $105 thousand and we sold two OREO properties with carrying balances totaling $2.4 million. For the year ended December 31, 2022, one property was transferred to OREO totaling $938 thousand and we sold three OREO properties totaling $702 thousand.
The changes in OREO for the years ended December 31, 2023 and 2022, were as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$2,418	$2,597
Additions to OREO	105	938
OREO sales	(2,418)	(702)
Valuation adjustments, net	(42)	(415)
Balance at end of period	$63	$2,418

Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits decreased to $14.75 billion at December 31, 2023, from $15.74 billion at December 31, 2022. At December 31, 2023, we had $1.54 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared with $1.18 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2022. The brokered deposits represented approximately 10.43% of our total deposits at December 31, 2023, compared with 7.50% at December 31, 2022. The year-over-year increase in brokered deposits reflects the impact the banking industry disruption caused by bank failures in the first half of 2023. The California State Treasurer deposits had remaining maturities of three to six months and a weighted average interest rate of 5.41% and 4.27% at December 31, 2023 and 2022, respectively.
The decrease in deposits during 2023 was primarily due to decreases in demand deposits and money market deposits, partially offset by increases in time deposits and savings deposits. Noninterest bearing demand deposits decreased $934.5 million during 2023, due primarily to a decline in business noninterest bearing deposits during the year. Time deposits increased $976.7 million from December 31, 2022, to December 31, 2023, due to an increase in customer deposits of $712.1 million and in brokered time deposits of $264.6 million.
The following table sets forth the balances of our deposits by category for the periods indicated:

	December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$3,914,967	27%	$4,849,493	31%	$5,751,870	38%
Money market, interest bearing demand and savings	4,872,029	33%	5,899,248	38%	6,500,227	43%
Time deposit of more than $250,000	2,240,547	15%	2,385,573	15%	1,493,651	10%
Other time deposits	3,726,210	25%	2,604,487	16%	1,294,702	9%
Total deposits	$14,753,753	100%	$15,738,801	100%	$15,040,450	100%

The following table presents the maturity schedules of our time deposits, at dates indicated:

	December 31,
	2023		2022		2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$2,111,444	35%	$1,166,952	23%	$1,262,868	45%
Over three months through six months	1,592,668	27%	1,003,444	21%	571,155	21%
Over six months through twelve months	2,206,373	37%	2,802,627	56%	892,462	32%
Over twelve months	56,272	1%	17,037	—%	61,868	2%
Total time deposits	$5,966,757	100%	$4,990,060	100%	$2,788,353	100%
The following table indicates the maturity schedules of our time deposits in amounts of more than $250,000 at December 31, 2023:

	Amount	Percentage
	(Dollars in thousands)
Three months or less	$625,801	28%
Over three months through six months	654,165	29%
Over six months through twelve months	951,816	43%
Over twelve months	8,765	—%
Total	$2,240,547	100%
There is no assurance that we will be able to continue to replace maturing time deposits at competitive rates. However, if we are unable to replace these maturing time deposits with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB, as well as with liquid assets.
At December 31, 2023, total uninsured deposits of the Bank reported by the Bank was approximately $5.67 billion, or 38% of the Bank’s deposits, which represents the estimated portion of deposit accounts that exceed the FDIC insurance limit. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
FHLB and FRB Borrowings and Fed Funds Purchased
We utilize a combination of short-term and long-term borrowings from the FHLB and FRB as well as other sources to help manage our liquidity position. However, borrowings are used as a secondary source of funds and deposits are our main source of funding and liquidity.
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. We did not have any federal funds purchased at December 31, 2023 and 2022.
FHLB and FRB Borrowings
We may borrow from the FHLB and FRB on a short term or long term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. At December 31, 2023, borrowings totaled $1.80 billion consisting of $100.0 million in FHLB borrowings and $1.70 billion in FRB borrowings compared with $865.0 million in FHLB borrowings at December 31, 2022. At December 31, 2023 and 2022, the average weighted remaining maturity of FHLB and FRB borrowings was three months and less than one month, respectively. The weighted average rate for FHLB advances and FRB borrowings were 5.73% and 4.47%, respectively, at December 31, 2023, compared with 3.40% and 4.50% for FHLB advances and FRB borrowings, respectively, at December 31, 2022. At December 31, 2023, FRB borrowings consisted of $1.70 billion in borrowings from the BTFP at an average weighted rate of 4.47% maturing in the first half of 2024. Given its attractive cost and structure, the BTFP was utilized to bolster on-balance sheet liquidity in response to the banking industry disruption caused by bank failures in the first half of 2023. Correspondingly, cash and cash equivalent levels increased to $1.93 billion at December 31, 2023, up from $506.8 million at December 31, 2022. At December 31, 2023, our remaining available borrowing capacity at the FHLB and the FRB was an aggregate of $4.71 billion.

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
The net carrying balance of convertible notes at December 31, 2023, was $444 thousand. During the year ended December 31, 2023, we repurchased notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. At December 31, 2022, the net carrying balance of convertible notes was $217.1 million, net of $352 thousand in uncapitalized issuance costs. With the adoption of ASU 2020-06, our convertible notes are accounted for entirely as debt and no longer has a discount or equity portion. (See Note 10 “Subordinated Debentures and Convertible Notes” of the Notes to Consolidated Financial Statements for additional information regarding convertible notes issued).
Subordinated Debentures
At December 31, 2023, our nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of Hope Bancorp’s subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Debentures totaled $107.8 million at December 31, 2023, and $106.6 million at December 31, 2022.
At December 31, 2023 and 2022, the Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the Consolidated Statements of Financial Condition. Instead, at December 31, 2023, the long-term subordinated debentures of $107.8 million, net of $22.1 million in discounts, issued by us to the Trusts and the investment in Trusts’ common stock of $3.9 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the Trust Preferred Securities at December 31, 2023:

Trust Name	Issuance Date	Amount	Carry Value of Subordinated Debentures	Maturity Date	Coupon Rate	Current Rate	Interest Distribution and Callable Date
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3M SOFR + 0.26% + 3.15%	8.80%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3M SOFR + 0.26% + 2.85%	8.51%	Every 7th of Jan, Apr, Jul and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3M SOFR + 0.26% + 2.95%	8.59%	Every 17th of Mar, Jun, Sep and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3M SOFR + 0.26% + 1.65%	7.30%	Every 15th of Mar, Jun, Sep and Dec
Center Capital Trust I	12/30/2003	18,000	15,197	01/07/2034	3M SOFR + 0.26% + 2.85%	8.51%	Every 7th of Jan, Apr, Jul, and Oct
Wilshire Statutory Trust II	03/17/2005	20,000	16,681	03/17/2035	3M SOFR + 0.26% + 1.79%	7.43%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	11,931	09/15/2035	3M SOFR + 0.26% + 1.40%	7.05%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	19,245	09/15/2037	3M SOFR + 0.26% + 1.38%	7.03%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	15,903	06/30/2037	3M SOFR + 0.26% + 1.62%	7.21%	Every 30th of Mar, Jun, Sep, and Dec
Total Trust		$126,000	$107,825

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
Our total stockholders’ equity increased $101.9 million, or 5.0%, to $2.12 billion at December 31, 2023, from $2.02 billion at December 31, 2022. The increase in our stockholders’ equity at December 31, 2023, compared with December 31, 2022, was largely due to net income earned of $133.7 million, an increase in AOCI of $26.1 million, and an increase in additional paid-in capital consisting of $9.0 million in stock-based compensation, offset partially by dividends paid of $67.1 million. The increase in AOCI from December 31, 2022, to December 31, 2023, was due to the decrease in unrealized losses on our investment securities AFS as a result of changes to market rates.
At December 31, 2023, our ratio of common equity to total assets was 11.09% compared with 10.54% at December 31, 2022, and our tangible common equity represented 8.86% of tangible assets at December 31, 2023, compared with 8.29% of tangible assets at December 31, 2022. Tangible common equity per share was $13.76 at December 31, 2023, compared with $12.96 at December 31, 2022. Tangible common equity to tangible assets and tangible common equity per share are non-GAAP financial measures that we believe provide investors with information that is useful in understanding our financial performance and position.
We provide certain non‑GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our financial performance and position. The methodologies for determining non-GAAP measures may differ among companies. The following table reconciles non-GAAP financial measures used to the most comparable GAAP performance measures:

	December 31,
	2023	2022
	(Dollars in thousands, except share and per share data)
Total stockholders’ equity	$2,121,243	$2,019,328
Less: Goodwill and core deposit intangible assets, net	(468,385)	(470,176)
Tangible common equity (“TCE”)	$1,652,858	$1,549,152

Total assets	$19,131,522	$19,164,491
Less: Goodwill and core deposit intangible assets, net	(468,385)	(470,176)
Tangible assets	$18,663,137	$18,694,315

Common shares outstanding	120,126,786	119,495,209

TCE ratio (TCE / tangible assets)	8.86%	8.29%
Common tangible equity per share (TCE / common shares outstanding)	$13.76	$12.96

The following table compares Hope Bancorp’s and the Bank’s capital ratios at December 31, 2023, to those required by our regulatory agencies to generally be deemed “adequately capitalized” for capital adequacy classification purposes:

	December 31, 2023
	Actual		Required To Be Adequately-Capitalized		Excess Over Adequately-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,869,774	12.28%	$685,364	4.50%	$1,184,410	7.78%
Tier 1 capital (to risk-weighted assets)	$1,973,698	12.96%	$913,818	6.00%	$1,059,880	6.96%
Total capital (to risk-weighted assets)	$2,120,157	13.92%	$1,218,424	8.00%	$901,733	5.92%
Leverage capital (to average assets)	$1,973,698	10.11%	$781,008	4.00%	$1,192,690	6.11%

Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$1,940,303	12.75%	$685,056	4.50%	$1,255,247	8.25%
Tier 1 capital (to risk-weighted assets)	$1,940,303	12.75%	$913,408	6.00%	$1,026,895	6.75%
Total capital (to risk-weighted assets)	$2,086,762	13.71%	$1,217,878	8.00%	$868,884	5.71%
Leverage capital (to average assets)	$1,940,303	9.94%	$781,172	4.00%	$1,159,131	5.94%
Capital rules require a capital conservation buffer of 2.50% above the three minimum risked-weighted capital ratios to avoid constraints on dividend payments, stock repurchases, and discretionary bonus payments to executives. Our capital ratios at December 31, 2023 and 2022, exceeded all of the regulatory minimums including the fully-phased in capital conservation buffer.
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
We manage our liquidity actively on a daily basis and it is reviewed periodically by our management-level Asset/Liability Management Committee (“ALM”) and the Board Risk Committee (“BRC”). This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance-sheet commitments. In general, our liquidity is managed daily by controlling the level of federal funds and the funds provided by cash flow from operations. To meet unexpected demands, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and other correspondent banks. These lines of credit are tested at least annually for funds availability. The sale of investment securities and loans held for sale also serves as a source of funds.
Our primary sources of liquidity are derived from financing activities, which include deposits, federal funds facilities, and borrowings from the FHLB and the FRB’s Discount Window and BTFP. These funding sources are augmented by payments of principal and interest on loans, proceeds from sale of loans, pay down of investment securities, and the liquidation or sale of securities from our AFS portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, payment of operating expenses, share repurchases, and payment of dividends.

Net cash inflows from operating activities totaled $473.8 million, $485.5 million, and $324.2 million during 2023, 2022 and 2021, respectively. Net cash inflows from operating activities for 2023 were primarily attributable to net changes in accrued interest payable, proceeds from sales of loans held for sale, net changes in other assets, and net income, partially offset by originations of loans held for sale.
Net cash inflows from investing activities totaled $1.29 billion during 2023, and net cash outflows from investing activities totaled $1.47 billion and $993.0 million during 2022 and 2021, respectively. Net cash inflows from investing activities during 2023 were primarily from a net decrease in loans receivable, proceeds from investment securities AFS and investment securities HTM that were paid down during the year, and proceeds received from sales of loans. These inflows were partially offset by purchases of investment securities.
Net cash outflows from financing activities totaled $341.5 million during 2023, and net cash inflows from financing activities totaled $1.18 billion, and $634.5 million during 2022 and 2021, respectively. Net cash outflows from financing activities for 2023 was primarily attributable to the repayment of FRB borrowings, the repayment of FHLB advances, a decrease in deposits, repurchase and repayment of convertible notes, and dividends paid on common stock. These outflows were partially offset by proceeds from FRB borrowings and FHLB advances.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may purchase federal funds or borrow funds from the FHLB or the FRB’s Discount Window and BTFP. At December 31, 2023, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $6.51 billion, and we had $100.0 million in borrowings from the FHLB and $1.70 billion in borrowings outstanding from the FRB. The FHLB System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest earning cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities AFS that are not pledged. Our liquid assets consist of cash and cash equivalents, interest earning cash deposits with other banks, liquid investment securities AFS, and loan repayments within 30 days. Liquid assets totaled $2.47 billion and $2.19 billion at December 31, 2023 and 2022, respectively. Cash and cash equivalents totaled $1.93 billion at December 31, 2023, compared with $506.8 million at December 31, 2022.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances and FRB borrowings, brokered deposits, and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. Our average gross loans to average deposits ratio was 94%, 96% and 91% for years ended 2023, 2022 and 2021.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2023, management was not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material or adverse effect on our liquidity position. At December 31, 2023, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
The following table summarizes our contractual obligations and commitments to make future payments at December 31, 2023. Payments shown for time deposits, FHLB advances, convertible notes, and subordinated debenture include interest obligation to their respective repricing or next call dates:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time deposits	$6,174,324	$20,233	$1,902	$—	$6,196,459
FHLB and FRB borrowings	1,872,411	—	—	—	1,872,411
Convertible notes	445	—	—	—	445
Subordinated debentures (1)	128,491	—	—	—	128,491
Operating leases	15,524	27,202	10,688	2,542	55,956
Commitments to fund investments in affordable housing partnerships	6,532	8,590	4,147	1,748	21,017
Unfunded commitments to extend credit	1,298,033	680,692	244,289	51,225	2,274,239
Standby letters of credit	121,444	9,526	1,162	—	132,132
Other commercial letters of credit	51,478	505	—	—	51,983
Total	$9,668,682	$746,748	$262,188	$55,515	$10,733,133
___________________
(1)     Interest for variable rate subordinated debentures were calculated using interest rates at December 31, 2023.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
Interest rate risk is the most significant market risk impacting the Company. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and/or in equal volumes. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values, and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board. The Board delegates responsibility for interest rate risk management to the BRC and to the ALM, which is composed of the Bank’s senior executives and other designated officers.
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
The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to reprice within a specific time period and the amount of interest bearing liabilities anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of interest bearing liabilities repricing within that same time period. A positive cumulative gap suggests that earnings will increase when interest rates rise and decrease when interest rates fall. A negative cumulative gap suggests that earnings will increase when interest rates fall and decrease when interest rates rise. However, actual earnings may not increase or decrease as expected based on the cumulative gap as there are other factors that impact earnings.

The following table illustrates our combined asset and liability contractual repricing as of December 31, 2023:

	0 - 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Interest earning cash	$1,756,154	$—	$—	$—	$1,756,154
Investment securities AFS	251,496	3,963	102,129	1,787,471	2,145,059
Investment securities HTM	2,150	—	38,766	222,996	263,912
Equity investments	43,750	—	—	—	43,750
Loans outstanding(1)	5,855,081	1,232,973	5,933,977	834,996	13,857,027
Total rate sensitive assets	$7,908,631	$1,236,936	$6,074,872	$2,845,463	$18,065,902

Rate Sensitive Liabilities:
Money market and NOW	$4,169,543	$—	$—	$—	4,169,543
Savings deposits	626,797	44,640	31,049	—	702,486
Time deposits	2,111,444	3,833,808	21,505	—	5,966,757
FHLB and FRB borrowings	1,795,726	—	—	—	1,795,726
Convertible notes	444	—	—	—	444
Subordinated debentures	107,825	—	—	—	107,825
Total rate sensitive liabilities	$8,811,779	$3,878,448	$52,554	$—	$12,742,781

Net Gap Position	$(903,148)	$(2,641,512)	$6,022,318	$2,845,463
Cumulative Gap Position	$(903,148)	$(3,544,660)	$2,477,658	$5,323,121
 ___________________
(1)Includes nonaccrual loans of $45.2 million and loans held for sale of $3.4 million.
Our simulation model provides our ALM with the ability to simulate our net interest income under various scenarios. Our net interest income and economic value of equity exposure related to hypothetical changes in market interest rates are illustrated in the following table:

	December 31, 2023		December 31, 2022
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Economic Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Economic Value Of Equity Volatility

+ 200 basis points	3.30%	(11.94)%	7.27%	(6.45)%
+ 100 basis points	2.20%	(5.45)%	3.71%	(2.84)%
- 100 basis points	(2.82)%	2.47%	(3.20)%	1.98%
- 200 basis points	(5.49)%	3.29%	(6.74)%	2.25%
The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. The simulation results presented above for estimated net interest income sensitivity is based on a 12-month ramp scenario, using an adjusted balance sheet, the implied forward rate curve and a parallel shift of long and short-end interest rates off of base interest rates. The adjusted balance sheet at December 31, 2023, reflects noninterest bearing deposit migration into interest bearing deposits, assumptions related to early withdrawals or deposit attrition, and changes to loan prepayment speeds based on interest rate scenarios. The adjusted balance sheet does not reflect growth, or other asset or liability migration and attrition, that would occur in a dynamic environment of rising or falling interest rates or actions that we would take in response to such events. The adjusted balance sheet at December 31, 2022, reflects the same assumptions, except those of noninterest bearing deposit migration into interest bearing deposits and time deposit early withdrawals. Year-over-year changes in interest rates and the composition of the balance sheet impacted the dollar amount of the base interest income, the replacement yields and rates for maturing assets and liabilities, and the deposit beta assumptions utilized in the simulation model. Future actual performance will be dependent on market conditions, the level of competition for deposits, and the magnitude and timing of interest rate increases or decreases.

Another application of the simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our economic value of equity (“EVE”). This analysis assesses the changes in the market values of our interest rate sensitive assets and liabilities that would occur in response to an instantaneous and sustained increase in market interest rates. The year-over-year EVE volatility at December 31, 2023, showed increased liability sensitivity largely attributable to higher balances of investment securities and an increase in receive-fixed rate/pay-float interest rate swaps executed in 2023.
Our models are driven by expected behavior in various interest rate scenarios and various factors besides market interest rates can affect our net interest income. As a result, model outputs could be materially different from actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested.
The Board Risk Committee, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analysis, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2023.
LIBOR Transition
The Company had financial instruments that were indexed to LIBOR including investment securities, loans, derivatives, subordinated debentures, and other financial contracts prior to June 30, 2023. Since January 1, 2022, we ceased to originate any LIBOR based financial instruments. We have completed our efforts to modify financial instruments tied to LIBOR by establishing an alternative benchmark rate. The transition away from LIBOR did not have a material impact on the Company’s consolidated financial statements. For additional information about our associated risks, please refer to Item 1A, Risk Factors.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of Hope Bancorp, together with the report of Crowe LLP begin on page F-1 of this Report and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Consolidated Statements of Financial Condition as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements for the Years Ended December 31, 2023, 2022 and 2021
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.
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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2023.
b.     Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which our management has chosen to base on the framework set forth in the 2013 Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is supervised by our Chairman, President, and Chief Executive Officer and Chief Financial Officer, is effected by the Board, management and other personnel, and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
With the participation of our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, and under the direction of our audit committee, our management has conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2023, using the criteria set forth by COSO. Based on this assessment, our management believes that the Company’s system of internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting which is included on page F-1 of this report.
c.     Changes in Internal Control Over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-1 of this report.

Item 9B.OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Delinquent Section 16(a) Reports, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2023.
 The Company has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer and principal accounting officer. The employee code of ethics is accessible on the “Governance Documents” page of the “Corporate Governance” tab of our investor relations website at www.ir-hopebancorp.com.
Item 11.EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2024 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2023.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2024 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2023.
The following table summarizes our equity compensation plans as of December 31, 2023:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	629,367	$16.61	121,962
Equity compensation plans not approved by security holders	—	—	150,000
Total	629,367	$16.61	271,962
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2024 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2023.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2024 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2023.

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

3.1
Amended and Restated Certificate of Incorporation of Hope Bancorp, Inc. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 2022, filed with the SEC on February 28, 2023)

3.2
Amended and Restated Bylaws of Hope Bancorp, Inc. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.2, for the year ended December 31, 2022, filed with the SEC on February 28, 2023)

4.1
Junior Subordinated Indenture, dated June 5, 2003, by and between the Nara Bancorp, Inc. as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008)

4.2
Indenture, dated December 17, 2003, by and between Nara Bancorp, Inc. as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.5, filed with the SEC on May 2, 2008)

4.3
Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.4
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Center Financial’ s Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 31, 2003, filed with the SEC on March 30, 2004)

4.5
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Center Financial’s Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 31, 2003, filed with the SEC on March 30, 2004)

4.6
Indenture, dated as of March 17, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.7
Indenture, dated as of September 15, 2005, between Wilshire Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.9, for the year ended December 31, 2006, filed with the SEC on March 16, 2007)

4.8
Indenture, dated as of July 10, 2007, between Wilshire Bancorp, Inc. and LaSalle Bank National Association (incorporated herein by reference to Wilshire Bancorp’s Quarterly Report on Form 10-Q, Exhibit 4.12, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007)

4.9
Indenture, dated as of March 30, 2007 between Saehan Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 4.11, for the year ended December 31, 2013, filed with the SEC on March 14, 2014)

4.10
Indenture dated May 11, 2018, by and between Hope Bancorp, Inc. and U.S. Bank National Association (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on May 11, 2018)

Number	Description

4.11
Description of Securities Registered Under Section 12 of the Exchange Act (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.11, for the year ended December 31, 2021, filed with the SEC on February 28, 2022)

10.1
Wilshire State Bank Directors' Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.13, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.2
Wilshire State Bank Executive Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.14, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.3
Wilshire State Bank Directors' Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.4
Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.16, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.5
Amended and Restated BBCN Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to BBCN Bancorp’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2015, filed with the SEC on May 11, 2015)*

10.6
Form of Incentive Stock Option Agreement under the 2007 Incentive Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 31, 2022, filed with the SEC on February 28, 2023)*

10.7
Form of Non-qualified Stock Option Agreement under the 2007 Incentive Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.7, for the year ended December 31, 2022, filed with the SEC on February 28, 2023)*

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

Number	Description

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

21.1	Subsidiaries of the Registrant+

23.1	Consent of Crowe LLP+

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

97	Clawback Policy+

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*     Management contract, compensatory plan, or arrangement
+     Filed herewith
++    Furnished herewith

Item 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	February 28, 2024	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ KEVIN S. KIM	Chairman, President, and Chief Executive Officer	February 28, 2024
	Kevin S. Kim	(Principal Executive Officer)

By:	/s/ JULIANNA BALICKA	Executive Vice President and Chief Financial Officer	February 28, 2024
	Julianna Balicka	(Principal Financial and Accounting Officer)

By:	/s/ DONALD D. BYUN	Director	February 28, 2024
Donald D. Byun

By:	/s/ JINHO DOO	Director	February 28, 2024
Jinho Doo

By:	/s/ DAISY Y. HA	Director	February 28, 2024
Daisy Y. Ha

By:	/s/ JOON KYUNG KIM	Director	February 28, 2024
Joon Kyung Kim

By:	/s/ STEVEN S. KOH	Director	February 28, 2024
Steven S. Koh

By:	/s/ WILLIAM J. LEWIS	Director	February 28, 2024
William J. Lewis

By:	/s/ DAVID P. MALONE	Director	February 28, 2024
David P. Malone

By:	/s/ LISA K. PAI	Director	February 28, 2024
Lisa K. Pai

By:	/s/ MARY E. THIGPEN	Director	February 28, 2024
Mary E. Thigpen

By:	/s/ SCOTT YOON-SUK WHANG	Director	February 28, 2024
Scott Yoon-Suk Whang

By:	/s/ DALE S. ZUEHLS	Director	February 28, 2024
Dale S. Zuehls

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Hope Bancorp, Inc.
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Hope Bancorp, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
The allowance for credit losses (“ACL”) under the CECL methodology was a significant estimate recorded within the Company’s financial statements with a reported balance of $158.7 million as of December 31, 2023; $156.0 million, or approximately 98% of the ACL was estimated on a collective basis utilizing reasonable and supportable forecasts, current conditions, and historical loss experience. The Company utilized models to estimate probability of default (“PD”) and loss given default (“LGD”) rates to estimate the estimated loss of its largest loan portfolio segment – commercial real estate (“CRE”) loans. The modeled ACL represented a significant component of this portion of the Company’s ACL estimate.
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
Refer to Notes 1 and 5 to the Consolidated Financial Statements
The Company’s consolidated goodwill balance was $464.5 million at December 31, 2023, which is allocated to the Company’s single reporting unit. The Company tests for impairment at least annually or if an event occurs or circumstances change that indicate that the fair value of the reporting unit may be below its carrying amount (triggering event).
The Company determined that a triggering event occurred and performed a quantitative assessment of goodwill for the Company’s single reporting unit as of June 30 and September 30, 2023, utilizing a discounted cash flow analysis (“income approach”), guideline public company method (“market approach”) and/or combination of both. The Company assessed qualitative factors related to goodwill as of December 31, 2023, and determined a Step 1 fair value assessment was not required. Based on the assessments, the Company determined that goodwill was not impaired at the respective assessment dates. The determination of the fair value of the reporting unit requires significant estimates and subjective assumptions which require a high degree of management judgment.
We identified the June 30 and September 30, 2023, interim quantitative goodwill impairment assessments of the Company as a critical audit matter. The principal considerations for this determination were the degree of audit effort, including specialized skills and knowledge, and auditor judgment in performing procedures over the selection of valuation method(s) and significant assumptions applied in the valuation method(s), such as discount rate, long-term growth rate, capital requirements, and prospective financial information.
To address this matter, we tested the design and effectiveness of the Company’s controls including, but not limited to:
•Management’s review of the reasonableness of the Company’s prospective financial information utilized in the assessment, including the reasonableness of the internally developed forecast from which the prospective financial information was derived.
•Management’s evaluation of significant assumptions, including discount rate, long-term growth rate and capital requirements.
•Management’s evaluation of the selection of valuation method(s) and sensitivity of fair value under alternative methods.
Our principal substantive audit procedures related to this matter included, but were not limited to:
•Evaluation of the reasonableness of the Company’s prospective financial information utilized in the assessment, including the reasonableness of the internally developed forecast from which the prospective financial information was derived.
•Evaluation of the reasonableness of significant assumptions, including discount rate, long-term growth rate and capital requirements. Internal specialists assisted in the evaluation.
•Evaluation of the appropriateness of valuation methodologies and the sensitivity of the fair value when considering alternative methods. Internal specialists assisted in the evaluation.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2017.

Los Angeles, California
February 28, 2024

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2023 AND 2022

	December 31,
	2023	2022
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$172,813	$213,774
Interest earning cash in other banks	1,756,154	293,002
Total cash and cash equivalents	1,928,967	506,776
Interest earning deposits in other financial institutions	—	735
Investment securities available for sale (“AFS”), at fair value	2,145,059	1,972,129
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $250,518 and $258,407 at December 31, 2023 and December 31, 2022, respectively	263,912	271,066
Equity investments	43,750	42,396
Loans held for sale, at lower of cost or fair value	3,408	49,245
Loans receivable, net of allowance for credit losses of $158,694 and $162,359 at December 31, 2023 and December 31, 2022, respectively	13,694,925	15,241,181
Other real estate owned (“OREO”), net	63	2,418
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	18,630
Premises and equipment, net	50,611	46,859
Accrued interest receivable	61,720	55,460
Deferred tax assets, net	135,215	150,409
Customers’ liabilities on acceptances	471	818
Bank owned life insurance (“BOLI”)	89,061	77,078
Investments in affordable housing partnerships	54,474	47,711
Operating lease right-of-use (“ROU”) assets, net	46,611	55,034
Goodwill	464,450	464,450
Core deposit intangible assets, net	3,935	5,726
Servicing assets, net	9,631	11,628
Other assets	118,009	144,742
Total assets	$19,131,522	$19,164,491
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
DECEMBER 31, 2023 AND 2022

	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,914,967	$4,849,493
Interest bearing:
Money market and NOW accounts	4,169,543	5,615,784
Savings deposits	702,486	283,464
Time deposits	5,966,757	4,990,060
Total deposits	14,753,753	15,738,801
FHLB and Federal Reserve Bank (“FRB”) borrowings	1,795,726	865,000
Convertible notes, net	444	217,148
Subordinated debentures, net	107,825	106,565
Accrued interest payable	168,174	26,668
Acceptances outstanding	471	818
Operating lease liabilities	52,670	59,088
Commitments to fund investments in affordable housing partnerships	21,017	11,792
Other liabilities	110,199	119,283
Total liabilities	$17,010,279	$17,145,163
Commitments and contingent liabilities (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares at December 31, 2023 and December 31, 2022; issued and outstanding 137,509,621 and 120,126,786 shares, respectively, at December 31, 2023, and issued and outstanding 136,878,044 and 119,495,209 shares, respectively, at December 31, 2022	$138	$137
Additional paid-in capital	1,439,963	1,431,003
Retained earnings	1,150,547	1,083,712
Treasury stock, at cost; 17,382,835 shares at December 31, 2023 and December 31, 2022	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(204,738)	(230,857)
Total stockholders’ equity	2,121,243	2,019,328
Total liabilities and stockholders’ equity	$19,131,522	$19,164,491
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$892,563	$660,732	$528,174
Interest on investment securities	66,063	52,220	35,492
Interest on cash and deposits at other banks	87,361	1,295	1,302
Interest on other investments	2,891	1,868	1,564
Total interest income	1,048,878	716,115	566,532
INTEREST EXPENSE:
Interest on deposits	441,231	114,839	42,011
Interest on FHLB and FRB borrowings	69,365	11,525	2,561
Interest on other borrowings and debt	12,421	11,330	9,190
Total interest expense	523,017	137,694	53,762
NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR CREDIT LOSSES	525,861	578,421	512,770
PROVISION (CREDIT) FOR CREDIT LOSSES	29,100	9,600	(12,200)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	496,761	568,821	524,970
NONINTEREST INCOME:
Service fees on deposit accounts	9,466	8,938	7,275
International service fees	3,365	3,134	3,586
Wire transfer fees	3,322	3,477	3,519
Swap fees	711	2,605	1,458
Net gains on sales of SBA loans	4,097	16,343	8,448
Net gains on sales of residential mortgage loans	290	882	4,435
Other income and fees	24,326	16,018	14,873
Total noninterest income	45,577	51,397	43,594
NONINTEREST EXPENSE:
Salaries and employee benefits	207,871	204,719	175,151
Occupancy	28,868	28,267	28,898
Furniture and equipment	21,378	19,434	18,079
Data processing and communications	11,606	10,683	10,331
Professional fees	6,464	6,314	12,168
Amortization of investments in affordable housing partnerships	8,195	8,742	11,067
FDIC assessments	13,296	6,248	5,109
FDIC special assessment	3,971	—	—
Earned interest credit	22,399	10,998	1,842
Software impairment	—	—	2,146
Restructuring costs	11,576	—	—
Other noninterest expense	28,827	28,765	28,501
Total noninterest expense	364,451	324,170	293,292
INCOME BEFORE INCOME TAXES	177,887	296,048	275,272
INCOME TAX PROVISION	44,214	77,771	70,700
NET INCOME	$133,673	$218,277	$204,572
Basic earnings per common share	$1.11	$1.82	$1.67
Diluted earnings per common share	$1.11	$1.81	$1.66
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net income	$133,673	$218,277	$204,572
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities AFS	32,543	(297,919)	(65,551)
Change in unrealized net holding losses on securities transferred from AFS to HTM	—	(36,576)	—
Change in unrealized net holding gains on interest rate contracts used in cash flow hedges	17,024	23,062	2,893
Reclassification adjustments for net (gains) losses realized in net income	(12,514)	253	319
Tax effect	(10,934)	91,735	18,174
Other comprehensive income (loss), net of tax	26,119	(219,445)	(44,165)
Total comprehensive income (loss)	$159,792	$(1,168)	$160,407
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JANUARY 1, 2021	123,264,864	$136	$1,434,916	$785,940	$(200,000)	$32,753	$2,053,745
Adoption of ASU 2020-06			(21,420)	10,715			(10,705)
Adoption of ASU 2020-06 tax adjustment			3,160				3,160
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	423,856						—
Stock-based compensation			5,042				5,042
Cash dividends declared on common stock ($0.56 per share)				(68,666)			(68,666)
Comprehensive income:
Net income				204,572			204,572
Other comprehensive loss						(44,165)	(44,165)
Repurchase of treasury stock	(3,682,268)				(50,000)		(50,000)
BALANCE, DECEMBER 31, 2021	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	527,743	1	530				531
Stock-based compensation			8,775				8,775
Cash dividends declared on common stock ($0.56 per share)				(67,126)			(67,126)
Comprehensive loss:
Net income				218,277			218,277
Other comprehensive loss						(219,445)	(219,445)
Repurchase of treasury stock	(1,038,986)				(14,667)		(14,667)
BALANCE, DECEMBER 31, 2022	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
Adoption of ASU 2022-02				407			407
Adoption of ASU 2022-02 tax impact				(120)			(120)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	631,577	1					1
Stock-based compensation			8,960				8,960
Cash dividends declared on common stock ($0.56 per share)				(67,125)			(67,125)
Comprehensive income:
Net income				133,673			133,673
Other comprehensive income						26,119	26,119
BALANCE, DECEMBER 31, 2023	120,126,786	$138	$1,439,963	$1,150,547	$(264,667)	$(204,738)	$2,121,243
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133,673	$218,277	$204,572
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	15,569	20,087	26,000
Stock-based compensation expense	12,342	12,263	8,398
Provision (credit) for credit losses	29,100	9,600	(12,200)
Provision for unfunded loan commitments	2,492	250	(195)
Distribution gain from investment in affordable housing partnerships	(5,819)	—	—
Write-down of ROU assets	2,217	—	—
Net gains on sales of loans	(4,322)	(17,418)	(12,883)
Net change in fair value of derivatives	(16,225)	(1,922)	319
Net losses on sales of OREO	309	178	684
Amortization of investments in affordable housing partnerships	7,893	10,374	10,774
Software impairment	—	—	2,146
Net change in deferred income taxes	4,140	(8,955)	19,626
Proceeds from sales of loans held for sale	135,464	238,904	229,302
Originations of loans held for sale	(57,547)	(55,466)	(192,161)
Originations of servicing assets	(1,892)	(5,200)	(2,880)
Net change in accrued interest receivable	(9,186)	(17,248)	16,742
Net change in other assets	105,955	1,945	51,947
Net change in accrued interest payable	141,506	22,396	(10,434)
Net change in other liabilities	(21,892)	57,470	(15,546)
Net cash provided by operating activities	473,777	485,535	324,211
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest earning deposits in other financial institutions	—	—	(4,233)
Redemption of interest earning deposits in other financial institutions	735	12,116	20,024
Investment securities AFS:
Purchase of securities	(460,116)	(212,496)	(1,159,057)
Proceeds from matured, called, or paid-down securities	317,418	324,706	694,715
Investment securities HTM:
Purchase of securities	(5,545)	(41,583)	—
Proceeds from matured, called, or paid-down securities	16,457	11,638	—
Proceeds from sales of equity investments	—	20,603	1,277
Purchase of equity investments	(1,297)	(350)	—
Proceeds from sales of other loans held for sale previously classified as held for investment	326,759	160,805	335,888
Purchase of loans receivable	(3,666)	(56,266)	(214,988)
Net change in loans receivable	1,124,918	(1,680,144)	(671,581)
Proceeds from sales of OREO	2,109	524	15,220
Purchase of FHLB stock	(4,650)	(21,378)	—
Redemption of FHLB stock	6,030	19,998	—
Purchase of premises and equipment	(13,123)	(9,111)	(7,220)
Purchase of BOLI policy	(11,000)	—	—
Proceeds from BOLI death benefits	587	1,215	1,283
Investments in affordable housing partnerships	(5,733)	(3,903)	(4,368)
Net cash provided by (used in) investing activities	1,289,883	(1,473,626)	(993,040)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(985,048)	698,351	706,538
Proceeds from FHLB advances	5,450,000	23,750,885	2,319,000
Repayment of FHLB advances	(5,950,000)	(23,450,885)	(2,269,000)
Proceeds from FRB borrowings	36,104,000	16,548,000	—
Repayment of FRB borrowings	(34,673,274)	(16,283,000)	—
Repurchase of convertible notes	(19,534)	—	—
Repayment of convertible notes	(197,107)	—	—
Purchase of treasury stock	—	(14,667)	(50,000)
Cash dividends paid on common stock	(67,125)	(67,126)	(68,666)
Taxes paid in net settlement of restricted stock	(3,382)	(3,488)	(3,356)
Issuance of additional stock pursuant to various stock plans	1	531	—
Net cash (used in) provided by financing activities	(341,469)	1,178,601	634,516
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,422,191	190,510	(34,313)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	506,776	316,266	350,579
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,928,967	$506,776	$316,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$379,910	$113,148	$62,081
Income taxes paid	$40,987	$96,398	$42,201

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$105	$938	$—
Transfer from loans receivable to loans held for sale	$421,395	$311,535	$472,598
Transfer from loans held for sale to loans receivable	$22,400	$12,021	$19,625
Transfer from investment securities AFS to HTM, at fair value	$—	$238,966	$—
Lease liabilities arising from obtaining ROU assets	$8,008	$16,977	$965
New commitments to fund affordable housing partnership investments	$15,000	$—	$—
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations—Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). The Bank has 54 branches and nine loan production offices in California, New York, Texas, Washington, Illinois, New Jersey, Virginia, Georgia, Alabama, Colorado and Oregon as well a representative office in Seoul, South Korea. Hope Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. We offer a full suite of consumer and commercial loan, deposit and fee-based products and services, including CRE, C&I, SBA, residential mortgage and other consumer lending; treasury management services and trade finance; foreign currency exchange transactions; interest rate contracts and wealth management.
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
Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, interest-earning deposits, and federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2023 and 2022. Net cash flows are reported for customer loan and deposit transactions, investment transactions, federal funds purchased, deferred income taxes, and other assets and liabilities.
Interest Earning Deposits in Other Financial Institutions—Interest-bearing deposits in other financial institutions are comprised of the Company’s investments in certificates of deposits that have original maturities greater than 90 days.
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in “Accrued interest” and “Other assets” on the Consolidated Statements of Financial Condition. Investment securities AFS and HTM are placed on non-accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable.
Management may transfer investment securities classified as AFS to HTM when upon reassessment it is determined that the Company has both the positive intent and ability to hold these securities to maturity. The investment securities are transferred at fair value resulting in a premium or discount recorded on the transfer date. Unrealized gains or losses at the date of transfer continue to be reported as a separate component of accumulated other comprehensive income/loss, net (“AOCI”). The premium or discount and the unrealized gain or loss, net of tax, in AOCI will be amortized to interest income over the remaining life of the securities using the interest method. In 2022, the Company transferred $239.0 million in fair value of AFS securities to HTM. There were no transfers in 2023.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investment securities AFS are recorded at fair value, with unrealized gains and losses, net of tax, reported as a separate component of AOCI. For investment securities AFS in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities’ amortized cost basis is written down to fair value as a current period expense recorded on the Consolidated Statements of Income and Comprehensive Income. If either of the above criteria is not met, management evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, management may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit losses is recognized in AOCI, net of tax, as a non-credit related impairment.
For allowance for credit losses on investment securities AFS and HTM, refer to the Allowance for Credit Losses on Securities AFS and Allowance for Credit Losses on Securities HTM sections of Note 3 “Investment Securities” for details.
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
Derivative Financial Instruments and Hedging Transactions—As part of the Company’s asset and liability management strategy, the Company uses derivative financial instruments, such as interest rate swaps, risk participation agreements, foreign exchange contracts, collars, and caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on net interest margin. The Company’s interest rate swaps and caps involve the exchange of fixed rate and variable rate interest payment obligations without the exchange of the underlying notional amounts and are therefore accounted for as stand-alone derivatives. Derivative instruments are included in other assets or accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at fair value. At the inception of the derivative contract, the Company designates the derivative as (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (2) an instrument with no hedging designation (“stand-alone derivative”). For a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, in noninterest income. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. The related cash flows are recognized on the cash flows from operating activities section on the Consolidated Statements of Cash Flows. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are both considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the balance sheet, with changes in fair value recorded in earnings in the period in which the changes occur. As part of the Company’s overall risk management, the Company’s ALM, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.

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
The Company enters into interest rate collars which is an interest rate risk management tool that effectively creates a band within which the borrower's variable interest rate fluctuates, by combining an interest rate cap (or ceiling) with an interest rate floor. The Company entered into interest rate collar derivatives as a protection should the Fed lower interest rates in the event of a recession or other economic changes. The interest rate collars are designated as cash flow hedges.
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
The Company enters into foreign exchange contracts to accommodate the business needs of its customers and to manage its foreign currency risk. For the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available.
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
Loans Receivable—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, purchase accounting fair value adjustments, and allowance for credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method over the life of the loan. Interest on loans is credited to income as earned and is accrued only if deemed collectible.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The loan portfolio consists of four segments: commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, residential mortgage loans, and consumer and other loans. CRE loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. C&I loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs, and also include syndicated loans. The Company exited its residential mortgage warehouse line business in 2023. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
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

Risk Characteristics
CRE loans	Property type, location, owner occupied status
C&I loans	Delinquency status, risk rating, industry type
Residential mortgage loans	FICO score, LTV, delinquency status, maturity date, collateral value, location
Consumer and other loans	Historical losses
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. Materiality was another factor in using a non-modeled approach for these loans as in aggregate, non-modeled loans represented approximately 2% of the Company’s total loan portfolio as of December 31, 2023.
The Economic Forecast Committee (“EFC”) reviews multiple scenarios put together by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenarios contain certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of December 31, 2023, the Company chose a forecast scenario that incorporated the latest projected economic assumptions. The allowance for credit losses at December 31, 2023, utilized the Moody’s consensus scenario, as well as more specific information, including updated market data that reflects the economic conditions aligned with management’s view. In the prior year, the Company also utilized Moody’s consensus scenario in its ACL calculation.
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
•Changes in the quality of the loan review system and the degree of oversight by the management and the Board;
•The existence and effect of any concentrations of credit and changes in the level of such concentrations; and
•The effect of other external factors, such as competition, legal and regulatory requirements, and others that have an impact on the level of estimated losses in the Company’s loan portfolio.
For loans that do not share similar risk characteristics such as nonaccrual loans above $1.0 million, the Company evaluates these loans on an individual basis in accordance with ASC 326. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. The Company elected to collectively assess nonaccrual loans with balances below $1.0 million along with the performing and accrual loans in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral-dependent. For the collateral-dependent loans, the Company obtains a new appraisal to determine the fair value of underlying loan collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third-party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit losses.

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
Loan Modifications to Borrowers Experiencing Financial Difficulty. Prior to the adoption of ASU 2022-02, the Company accounted for the modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring (“TDR”). Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were considered a TDR prior to the adoption of ASU 2022-02 will be collectively evaluated for Allowance for Credit Losses (“ACL”) purposes until the loan is paid off, liquidated, or subsequently modified. Since its adoption of ASU 2022-02 on January 1, 2023, the Company has evaluated all loan modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or is a continuation of the existing loan. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Please see Note 4 “Loans Receivable and the Allowance for Credit Losses” for additional information concerning loan modifications to borrowers experiencing financial difficulty.
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
OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. For the year ended December 31, 2023, the Company foreclosed on properties with an aggregate carrying value of $105 thousand. The Company recorded $43 thousand in net valuation losses subsequent to the foreclosures during the year ended December 31, 2023, and the Company sold OREO properties for total proceeds of $2.1 million during the year. For the year ended December 31, 2022, the Company foreclosed on properties with an aggregate carrying value of $938 thousand. The Company recorded $415 thousand in net valuation losses subsequent to the foreclosures during the year ended December 31, 2022, and the Company sold OREO properties for total proceeds of $524 thousand during the year.
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
Investments in Affordable Housing Partnerships—The Company owns limited partnership interests in projects of affordable housing for lower income tenants. Under the equity method of accounting, the annual amortization is based on the estimated tax deduction amounts the bank would receive in the year. The carrying value of such investments and commitments to fund investment in affordable housing is recorded as “Investments in affordable housing partnerships” in the Consolidated Statements of Financial Condition. Commitments to fund investments in affordable housing is also included in this line items but is also grossed up and recorded as a liability.
Leases—Operating lease right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the future lease payments using the Company’s incremental borrowing rate. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less, and long term lease liabilities are due in more than twelve months at the end of each reporting period. The Company does not capitalize short-term leases, which are leases with terms of twelve months or less. ROU assets and related operating lease liabilities are remeasured when lease terms are amended, extended, or when management intends to exercise available extension options. In accordance with ASC 360 "Property, Plant, and Equipment", an impairment loss is recognized when the carrying amount of an ROU asset is not recoverable and exceeds its fair value.
Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in “Occupancy” expense in the Consolidated Statements of Income. The Company’s occupancy expense also includes variable lease costs which is comprised of the Company's share of actual costs for utilities, common area maintenance, property taxes, and insurance that are not included in lease liabilities and are expensed as incurred. Variable lease costs also include rent escalations based on changes to indices, such as the Consumer Price Index.
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
In accordance with ASC 350 “Intangibles - Goodwill and Other”, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the goodwill impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the step 1 impairment test is bypassed. Management assessed the qualitative factors related to goodwill as of December 31, 2023, and determined a step 1 fair value assessment was not required. Based on the qualitative assessment, management determined that goodwill was not impaired at December 31, 2023. Goodwill is assessed for impairment on an interim basis if circumstances change or an event occurs between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The quantitative impairment assessment involves significant judgment. This judgment includes developing cash flow projections, selecting appropriate discount rates, calculation of a terminal growth rate, minimum target capitalization levels, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were recorded during the years 2023, 2022, or 2021.
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
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $67.1 million and $67.1 million, were paid in 2023 and 2022, respectively. There were no common stock dividends declared but unpaid at December 31, 2023 and 2022.
Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company, or dividends paid by the Company to stockholders.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Comprehensive Income (Loss)—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the changes in unrealized gains and losses on securities AFS, unrealized losses on transferred investment securities HTM, and interest rate swaps used in cash flow hedges which is also recognized as separate components of stockholders’ equity, net of tax.
Operating Segments—The Company is managed as a single business segment. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregate basis and financial and strategic decisions are made based on the Company as a whole. “Banking Operations” is considered to be the Company’s single combined operating segment, which raises funds from deposits and borrowings for loans and investments, and provides lending products, including real estate, commercial, and consumer loans to its customers.
Revenue from Contracts with Customers—The Company recognizes revenue when obligations under the terms of a contract with customers are satisfied. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also out of scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, wire transfer fees, and certain OREO related net gains or expenses.
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2023 or 2022. Accrued loss contingencies for all legal claims totaled approximately $535 thousand at December 31, 2023, and $229 thousand at December 31, 2022.
Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. See Note 14 “Commitments and Contingencies” for further discussion.
Allowance for Unfunded Commitments—The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded commitments is included in “Other liabilities” on the Consolidated Statements of Financial Condition, with changes to the balance charged against noninterest expense.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation. The reclassifications had no effect on the prior year net income or stockholders’ equity.
Accounting Pronouncements Adopted
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures. The standard addresses the following: 1) eliminates the accounting guidance for TDRs, and will require an entity to determine whether a modification results in a new loan or a continuation of an existing loan, 2) expands disclosures related to modifications, and 3) will require disclosure of current period gross write-offs of financing receivables within the vintage disclosures table (see Note 4 “Loans Receivable and the Allowance for Credit Losses”). The amendments in this update are effective for fiscal years beginning after December 15, 2022. On January 1, 2023, the Company adopted ASU 2022-02 by applying the amended requirements prospectively from the beginning of the fiscal year of adoption, January 1, 2023, except the recognition and measurement of existing TDRs, for which the Company elected the option to apply a modified retrospective transition method. This resulted in a cumulative effect adjustment to retained earnings of $287 thousand, net of tax. The new guidance is applied uniformly to the Company’s entire loans held for investment portfolio when estimating expected credit losses, including both TDRs existing as of December 31, 2022, and new modifications to borrowers experiencing financial difficulties. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU specifies for all acquired revenue contracts, regardless of their timing of payment, (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The ASU does not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. For example, if acquired revenue contracts are considered to have terms that are unfavorable or favorable relative to market terms, the acquirer should recognize a liability or asset for the off-market contract terms at the acquisition date. The Company adopted ASU 2021-08 on January 1, 2023. The amendments will be applied prospectively to any business combinations subsequent to adoption. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.
In March 2023, the FASB issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company adopted ASU 2023-02 on January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.
Pending Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands segment disclosure requirements for public entities. ASU 2023-07 requires disclosure of significant segment expenses and other segment items on an annual and interim periods about a reportable segment’s profit or loss and assets that are currently required annually. This guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 requires public business entities to disclose in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for periods for which financial statements have not yet been issued. ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    EQUITY INVESTMENTS
Equity investments with readily determinable fair values at December 31, 2023 and 2022, consisted of mutual funds in the amounts of $4.4 million and $4.3 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the years ended December 31, 2023 and 2022, were recorded in other noninterest income and fees as summarized in the table below:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$60	$(1,917)
Less: Net change in fair value recorded on equity investments sold during the period	—	(1,354)
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$60	$(563)
At December 31, 2023 and 2022, the Company also had equity investments without readily determinable fair values which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At December 31, 2023, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $39.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $38.0 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2022, the total balance of equity investments without readily determinable fair values was $38.1 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $36.7 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the years ended December 31, 2023 and 2022.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVESTMENT SECURITIES
The following is a summary of investment securities as of the dates indicated:

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$103,691	$21	$(35)	$103,677	$3,990	$—	$(104)	$3,886
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(100)	3,900	4,000	—	(133)	3,867
CMOs	888,631	367	(141,279)	747,719	947,541	—	(153,842)	793,699
MBS:
Residential	499,431	—	(79,133)	420,298	544,084	—	(90,907)	453,177
Commercial	445,207	113	(53,432)	391,888	417,241	—	(48,954)	368,287
Asset-backed securities	150,992	—	(1,322)	149,670	153,539	—	(5,935)	147,604
Corporate securities	23,302	—	(3,868)	19,434	23,351	—	(4,494)	18,857
Municipal securities	314,554	5,698	(11,779)	308,473	195,675	790	(13,713)	182,752
Total investment securities AFS	$2,429,808	$6,199	$(290,948)	$2,145,059	$2,289,421	$790	$(318,082)	$1,972,129

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$150,369	$—	$(6,663)	$143,706	$157,881	$—	$(7,041)	$150,840
Commercial	113,543	—	(6,731)	106,812	113,185	1	(5,619)	107,567
Total investment securities HTM	$263,912	$—	$(13,394)	$250,518	$271,066	$1	$(12,660)	$258,407
Accrued interest receivable for investment debt securities at December 31, 2023 and 2022, totaled $11.0 million and $7.8 million, respectively.
At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At December 31, 2023 and 2022, $200.2 million and $223.1 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in AOCI. For the years ended December 31, 2023, 2022 and 2021, there were no reclassifications out of AOCI into earnings as there were no sales of investments securities AFS.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Interest income on investment securities
Taxable	$61,696	$50,043	$34,583
Nontaxable	4,367	2,177	909
Total	$66,063	$52,220	$35,492
The amortized cost and estimated fair value of investment securities at December 31, 2023, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$103,691	$103,677	$—	$—
Due after one year through five years	158,504	149,926	25,586	24,968
Due after five years through ten years	103,301	93,934	8,634	8,317
Due after ten years	2,064,312	1,797,522	229,692	217,233
Total	$2,429,808	$2,145,059	$263,912	$250,518
Securities with carrying values of approximately $1.70 billion and $360.7 million at December 31, 2023 and 2022, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated. The length of time that the individual securities have been in a continuous unrealized loss position is not a factor in determining credit impairment.

	December 31, 2023
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	1	$3,963	$(35)	1	$3,963	$(35)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,900	(100)	1	3,900	(100)
CMOs	3	19,800	(378)	115	717,662	(140,901)	118	737,462	(141,279)
MBS:
Residential	—	—	—	65	420,298	(79,133)	65	420,298	(79,133)
Commercial	6	53,255	(2,129)	53	331,450	(51,303)	59	384,705	(53,432)
Asset-backed securities	—	—	—	18	149,670	(1,322)	18	149,670	(1,322)
Corporate securities	—	—	—	6	19,434	(3,868)	6	19,434	(3,868)
Municipal securities	11	42,760	(263)	42	91,707	(11,516)	53	134,467	(11,779)
Total	20	$115,815	$(2,770)	301	$1,738,084	$(288,178)	321	$1,853,899	$(290,948)

	December 31, 2022
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	1	$3,886	$(104)	—	$—	$—	1	$3,886	$(104)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	1	3,867	(133)	—	—	—	1	3,867	(133)
CMOs	61	150,419	(14,888)	59	643,280	(138,954)	120	793,699	(153,842)
MBS:							—	—	—
Residential	23	55,645	(5,616)	42	397,532	(85,291)	65	453,177	(90,907)
Commercial	29	172,963	(12,156)	26	195,324	(36,798)	55	368,287	(48,954)
Asset-backed securities	3	21,836	(716)	15	125,768	(5,219)	18	147,604	(5,935)
Corporate securities	1	3,401	(600)	5	15,456	(3,894)	6	18,857	(4,494)
Municipal securities	31	76,942	(3,207)	32	65,730	(10,506)	63	142,672	(13,713)
Total	150	$488,959	$(37,420)	179	$1,443,090	$(280,662)	329	$1,932,049	$(318,082)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company had U.S. Treasury securities, agency securities, collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at December 31, 2023. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and had high credit ratings (“AA” grade or better). The interest on asset-backed, corporate, and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and were not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.
80.2% of the Company’s investment portfolio at December 31, 2023, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had 18 asset-backed securities, six corporate securities, and 53 municipal bonds in unrealized loss positions at December 31, 2023.
Allowance for Credit Losses on Securities AFS—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. Once the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at December 31, 2023 and 2022.
Allowance for Credit Losses on Securities HTM—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At December 31, 2023, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprise. The Company did not have an allowance for credit losses on investment securities HTM at December 31, 2023.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.    LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES
The following is a summary of loans receivable by segment:

	December 31,
	2023	2022
	(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,797,884	$9,414,580
C&I loans	4,135,044	5,109,532
Residential mortgage loans	883,687	846,080
Consumer and other loans	37,004	33,348
Total loans receivable, net of deferred costs and fees	13,853,619	15,403,540
Allowance for credit losses	(158,694)	(162,359)
Loans receivable, net of allowance for credit losses	$13,694,925	$15,241,181
The loan portfolio consists of four segments: CRE loans, C&I loans, residential mortgage loans, and consumer and other loans. CRE loans are extended for the purchase and refinance of commercial real estate and generally secured by first deeds of trust and are collateralized by residential or commercial properties. C&I loans are loans provided to businesses for various purposes such as working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business related financing needs, and also includes SBA loans. The Company fully exited its residential mortgage warehouse line business in 2023. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
The Company had $3.4 million in loans held for sale at December 31, 2023, compared with $49.2 million at December 31, 2022. Loans held for sale at December 31, 2023, consisted of $1.1 million in residential mortgage loans and $2.3 million in CRE loans, compared with $450 thousand in residential mortgage loans, and $48.8 million in CRE loans at December 31, 2022. Loans held for sale are not included in the loans receivable table presented above.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the years ended December 31, 2023 and 2022, and 2021. Charge offs for the year ended December 31, 2023, included an idiosyncratic full charge off of $23.4 million related to a borrower that entered into Chapter 7 liquidation in August 2023. Recoveries for the year 2022 included $17.3 million in recoveries from a single lending relationship that had $29.6 million in charge offs during the year 2021. Charge offs for the year 2021 also included $26.2 million in charge offs related to the sale of $275.3 million in loans with elevated credit risk.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
December 31, 2023
Balance, beginning of period	$95,884	$56,872	$8,920	$683	$162,359
ASU 2022-02 day 1 adoption adjustment	19	(426)	—	—	(407)
Provision (credit) for credit losses	(2,301)	27,233	3,918	250	29,100
Loans charged off	(2,947)	(34,203)	—	(370)	(37,520)
Recoveries of charge offs	3,285	1,815	—	62	5,162
Balance, end of period	$93,940	$51,291	$12,838	$625	$158,694

December 31, 2022
Balance, beginning of period	$108,440	$27,811	$3,316	$983	$140,550
Provision (credit) for credit losses	(27,451)	31,360	5,626	65	9,600
Loans charged off	(6,803)	(5,160)	(22)	(404)	(12,389)
Recoveries of charge offs	21,698	2,861	—	39	24,598
Balance, end of period	$95,884	$56,872	$8,920	$683	$162,359

December 31, 2021
Balance, beginning of period	$162,196	$39,155	$4,227	$1,163	$206,741
Provision (credit) for credit losses	(2,051)	(9,982)	12	(179)	(12,200)
Loans charged off	(57,427)	(3,558)	(923)	(328)	(62,236)
Recoveries of charge offs	5,722	2,196	—	327	8,245
Balance, end of period	$108,440	$27,811	$3,316	$983	$140,550
The following tables break out the allowance for credit losses and loan balance by measurement methodology at December 31, 2023 and 2022:

	December 31, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$886	$1,721	$39	$14	$2,660
Collectively evaluated	93,054	49,570	12,799	611	156,034
Total	$93,940	$51,291	$12,838	$625	$158,694

Loans outstanding:
Individually evaluated	$33,932	$5,013	$5,916	$343	$45,204
Collectively evaluated	8,763,952	4,130,031	877,771	36,661	13,808,415
Total	$8,797,884	$4,135,044	$883,687	$37,004	$13,853,619

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$870	$2,941	$24	$21	$3,856
Collectively evaluated	95,014	53,931	8,896	662	158,503
Total	$95,884	$56,872	$8,920	$683	$162,359

Loans outstanding:
Individually evaluated	$43,461	$12,477	$9,775	$436	$66,149
Collectively evaluated	9,371,119	5,097,055	836,305	32,912	15,337,391
Total	$9,414,580	$5,109,532	$846,080	$33,348	$15,403,540
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
The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of 2 years at which point loss assumptions revert back to historical loss information by means of 1 year reversion period. The Company utilizes a baseline forecast scenario published by a third party that incorporates macroeconomic variables including GDP, unemployment rates, interest rates, and commercial real estate prices to project an economic outlook. The forecast scenario is utilized to estimate losses during the reasonable and supportable period. Changes in these assumptions and forecasts could significantly affect the Company’s estimate of future credit losses. See Note 1 “Significant Accounting Policies” for further discussion of the Company’s ACL methodology.
The decrease in ACL for the year ended December 31, 2023 compared with December 31, 2022, was largely due to the year-over-year decrease in loan balances in 2023. Both ACL for individually evaluated loans and collectively evaluated loans decreased year-over-year from December 31, 2022 to December 31, 2023.
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
At December 31, 2023 and 2022, reserves for unfunded loan commitments recorded in other liabilities were $3.8 million and $1.4 million, respectively. For the years ended December 31, 2023 and 2022, the Company recorded additions to reserves for unfunded commitments in credit related expenses totaling $2.5 million and $250 thousand, respectively.

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
The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 days or more and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL at December 31, 2023 and 2022.

	December 31, 2023
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$26,724	$7,208	$33,932	$—
C&I loans	2,447	2,566	5,013	184
Residential mortgage loans	3,002	2,914	5,916	—
Consumer and other loans	—	343	343	77
Total	$32,173	$13,031	$45,204	$261

	December 31, 2022
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$29,782	$4,133	33,915	$—
C&I loans	1,618	4,002	5,620	336
Residential mortgage loans	5,959	3,816	9,775	—
Consumer and other loans	—	377	377	65
Total	$37,359	$12,328	$49,687	$401
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $11.4 million and $9.8 million, at December 31, 2023 and 2022, respectively.
The following table presents the amortized cost of collateral-dependent loans at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$29,803	$—	$29,803	$35,523	$—	$35,523
C&I loans	2,447	1,708	4,155	1,618	2,743	4,361
Residential mortgage loans	3,002	—	3,002	5,959	—	5,959
Consumer and other loans	—	—	—	—	—	—
Total	$35,252	$1,708	$36,960	$43,100	$2,743	$45,843

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the years ended December 31, 2023 and 2022, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans due to general deterioration or from other factors. Real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, gas station/carwash, warehouse, and residential mortgage properties.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued interest receivable on loans totaled $49.3 million at December 31, 2023, and $47.3 million at December 31, 2022. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
CRE loans	$1,761	$1,906	$3,102
C&I loans	1,127	307	62
Residential mortgage loans	40	309	17
Consumer and other loans	—	1	3
Total	$2,928	$2,523	$3,184
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 days or more, by the number of days past due at December 31, 2023 and 2022, by loan segment:

	December 31, 2023				December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$1,999	$2,976	$10,197	$15,172	$2,292	$2,727	$5,694	$10,713
C&I loans	934	533	1,717	3,184	3,258	18	2,137	5,413
Residential mortgage loans	1,534	—	2,339	3,873	2,310	—	5,106	7,416
Consumer and other loans	214	48	77	339	617	44	308	969
Total Past Due	$4,681	$3,557	$14,330	$22,568	$8,477	$2,789	$13,245	$24,511

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at December 31, 2023 and 2022.

	December 31, 2023
	Term Loan by Origination Year						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
CRE loans
Pass	$623,058	$2,429,146	$2,045,863	$1,239,654	$996,483	$1,297,295	$79,426	$8,710,925
Special mention	—	2,001	15,452	2,518	5,963	5,196	—	31,130
Substandard	—	1,549	7,300	2,711	2,083	42,186	—	55,829
Subtotal	$623,058	$2,432,696	$2,068,615	$1,244,883	$1,004,529	$1,344,677	$79,426	$8,797,884
Year-to-date gross charge offs	$103	$315	$—	$233	$355	$1,941	$—	$2,947

C&I loans
Pass	$1,107,219	$1,208,795	$683,821	$203,142	$162,815	$61,019	$479,266	$3,906,077
Special mention	9,743	23,413	31,388	8,597	14,614	—	60,107	147,862
Substandard	7,158	53,213	8,480	8,637	290	2,358	969	81,105
Subtotal	$1,124,120	$1,285,421	$723,689	$220,376	$177,719	$63,377	$540,342	$4,135,044
Year-to-date gross charge offs	$5,011	$12,323	$16,020	$128	$182	$539	$—	$34,203

Residential mortgage loans
Pass	$93,982	$365,252	$263,977	$1,356	$29,063	$123,885	$—	$877,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	314	1,836	957	3,065	—	6,172
Subtotal	$93,982	$365,252	$264,291	$3,192	$30,020	$126,950	$—	$883,687
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$3,985	$944	$278	$2,068	$371	$8,221	$20,794	$36,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	343	—	343
Subtotal	$3,985	$944	$278	$2,068	$371	$8,564	$20,794	$37,004
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$370	$370

Total loans
Pass	$1,828,244	$4,004,137	$2,993,939	$1,446,220	$1,188,732	$1,490,420	$579,486	$13,531,178
Special mention	9,743	25,414	46,840	11,115	20,577	5,196	60,107	178,992
Substandard	7,158	54,762	16,094	13,184	3,330	47,952	969	143,449
Total	$1,845,145	$4,084,313	$3,056,873	$1,470,519	$1,212,639	$1,543,568	$640,562	$13,853,619
Total year-to-date gross charge offs	$5,114	$12,638	$16,020	$361	$537	$2,480	$370	$37,520

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Term Loan by Origination Year						Revolving Loans	Total
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
CRE loans
Pass	$2,421,631	$2,194,073	$1,372,027	$1,076,405	$1,018,553	$1,064,267	$105,274	$9,252,230
Special mention	—	14,622	7,301	20,426	13,565	26,746	202	82,862
Substandard	—	8,240	1,736	7,881	10,250	51,381	—	79,488
Subtotal	$2,421,631	$2,216,935	$1,381,064	$1,104,712	$1,042,368	$1,142,394	$105,476	$9,414,580

C&I loans
Pass	$2,311,344	$1,090,034	$291,592	$298,133	$69,721	$95,531	$864,343	$5,020,698
Special mention	17,911	37,393	13,707	110	—	24	5,256	74,401
Substandard	—	2,833	5,889	1,000	1,020	3,691	—	14,433
Subtotal	$2,329,255	$1,130,260	$311,188	$299,243	$70,741	$99,246	$869,599	$5,109,532

Residential mortgage loans
Pass	$382,935	$283,163	$1,386	$30,603	$62,976	$75,242	$—	$836,305
Special mention	—	—	—	—	—	—	—	—
Substandard	—	311	—	967	384	8,113	—	9,775
Subtotal	$382,935	$283,474	$1,386	$31,570	$63,360	$83,355	$—	$846,080

Consumer and other loans
Pass	$10,005	$723	$3,351	$223	$10	$1,420	$17,239	$32,971
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	377	—	377
Subtotal	$10,005	$723	$3,351	$223	$10	$1,797	$17,239	$33,348

Total loans
Pass	$5,125,915	$3,567,993	$1,668,356	$1,405,364	$1,151,260	$1,236,460	$986,856	$15,142,204
Special mention	17,911	52,015	21,008	20,536	13,565	26,770	5,458	157,263
Substandard	—	11,384	7,625	9,848	11,654	63,562	—	104,073
Total	$5,143,826	$3,631,392	$1,696,989	$1,435,748	$1,176,479	$1,326,792	$992,314	$15,403,540
For the years ended December 31, 2023 and 2022, there were no revolving loans converted to term loans.
The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the years ended December 31, 2023, 2022, and 2021 are presented in the following table:

	Year Ended December 31,
	2023	2022	2021
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$114,186	$257,317	$365,426
C&I loans	307,209	54,218	100,154
Residential mortgage loans	—	—	7,018
Consumer loans	—	—	—
Total	$421,395	$311,535	$472,598

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A summary of loans modified to borrowers experiencing financial difficulty for the periods presented, disaggregated by loan class and type of modification, is shown in the tables below:

	Year Ended December 31, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	1,111	27,032	—	—	28,143
Total Loan Modifications	$1,111	$27,032	$—	$—	$28,143
% of Loan Class	0.01%	0.65%	—%	—%	0.20%
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans that have been modified to borrowers experiencing financial difficulty in the last 12 months to borrowers experiencing financial difficulty were current at December 31, 2023.
There were no loan modifications that had payment defaults during the twelve months ended months ended December 31, 2023, and were modified in the 12 months prior to default, to borrowers experiencing financial difficulty.
Troubled Debt Restructurings
At December 31, 2022, TDR loans totaled $41.1 million, consisting of $16.9 million in TDR loans on accrual status and $24.2 million in TDR loans on nonaccrual status. The Company recorded an allowance for credit losses totaling $2.8 million for TDR loans at December 31, 2022. On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDR loans. The Company adopted ASU 2022-02 by applying the amended requirements prospectively, except the recognition and measurement of existing TDRs, for which the Company elected the option to apply a modified retrospective transition method. Therefore, the Company did not have any TDR loans at December 31, 2023.
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors and executives or associates of such directors or executives (“Related Parties”). All loans to Related Parties were made at substantially the same terms and conditions at the time of origination as other originated loans to borrowers that were not affiliated with the Company. All loans to Related Parties were current at December 31, 2023 and 2022, and the outstanding principal balance at December 31, 2023 and 2022, was $86.2 million and $92.8 million, respectively. Loans to Related Parties at December 31, 2023, consisted of $86.2 million in CRE loans. Loans to Related Parties at December 31, 2022, consisted of $92.8 million in CRE loans and $29 thousand in C&I loans. The decrease in Related Party loans from December 31, 2022, to December 31, 2023, was due to payoffs of $4.6 million and payments of $2.1 million.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of the Company’s goodwill at December 31, 2023 and 2022, was $464.5 million. There was no impairment of goodwill recorded during the year ended December 31, 2023.
Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives, are not subject to amortization and, instead, are tested for impairment annually at the reporting unit level unless a triggering event occurs, thereby requiring an updated assessment. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Impairment exists when the carrying value of the goodwill exceeds the fair value of the reporting unit.
In March 2023, the impact to banks caused by the closure of well-known regional banks which caused disruption to the banking industry resulting in a decline to overall bank stock prices. As a result, the Company performed a step 1 interim goodwill impairment assessment as of June 30, 2023 and September 30, 2023 as the Company determined the decline in stock price and industry disruption to be triggering events in its qualitative assessment of goodwill impairment. Management estimated the fair value of the Company using the income approach based on the discounted free cash flows of the Company’s projected income and taking into consideration future economic forecasts available and the market approach using the guideline public company method. Based on these quantitative assessments, management concluded that the goodwill was not impaired at June 30, 2023 and September 30, 2023. At December 31, 2023, the Company performed a qualitative goodwill impairment assessment and management has concluded that goodwill was more than likely not impaired. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole.
The following table provides information regarding core deposit intangibles at December 31, 2023 and 2022:

			December 31, 2023		December 31, 2022
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,763)	$—	$(2,668)	$95
Wilshire Bancorp acquisition	10 years	18,138	(14,203)	3,935	(12,507)	5,631
Total		$20,901	$(16,966)	$3,935	$(15,175)	$5,726
Amortization expense related to core deposit intangible assets was $1.8 million, $1.9 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated future amortization expense for core deposit intangibles is as follows: $1.6 million in 2024, $1.5 million in 2025, and $829 thousand in 2026.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(Dollars in thousands)
Land	$11,244	$11,244
Building and improvements	24,289	24,191
Furniture, fixtures, and equipment	34,085	32,347
Leasehold improvements	28,739	29,061
Vehicles	123	123
Software/License	23,283	17,532
Total premises and equipment, gross	121,763	114,498
Less: Accumulated depreciation and amortization	(71,152)	(67,639)
Total premises and equipment, net	$50,611	$46,859

Depreciation and amortization expense totaled $8.4 million, $7.9 million, and $8.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    LEASES
The Company’s operating leases are real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from one to nine years at December 31, 2023. Certain lease arrangements contain extension options, which are typically around five years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
The table below summarizes supplemental balance sheet information related to operating leases:

	December 31,
	2023	2022
	(Dollars in thousands)
Operating lease ROU assets	$46,611	$55,034
Current portion of long-term lease liabilities	14,287	13,769
Long-term lease liabilities	38,383	45,319
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the year ended December 31, 2023, the Company extended ten leases and there were two new lease contracts. Lease extension terms ranged from two to six years and the Company reassessed the ROU assets and lease liabilities related to these leases.
During the year ended December 31, 2023, the Company wrote off $2.2 million in operating lease ROU assets resulting from the branch consolidation of seven locations. There was no operating ROU assets written off during the same period of 2022.
The table below summarizes the Company’s net operating lease cost:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Operating lease cost	$15,309	$15,455	$15,487
Variable lease cost	3,341	4,617	3,205
Sublease income	(143)	(687)	(456)
Net lease cost	$18,507	$19,385	$18,236
Rent expense for the years ended December 31, 2023, 2022, and 2021, totaled $20.5 million, $17.8 million, and $18.3 million, respectively.
The table below summarizes supplemental information related to the Company’s operating leases:

	At or for the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$15,940	$15,830
Weighted-average remaining lease term - operating leases	4.1 years	4.7 years
Weighted-average discount rate - operating leases	2.79%	2.44%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the maturity of remaining lease liabilities:

December 31, 2023
(Dollars in thousands)
2024	$15,524
2025	13,950
2026	13,252
2027	7,745
2028	2,943
2029 and thereafter	2,542
Total lease payments	55,956
Less: imputed interest	3,286
Total lease obligations	$52,670
At December 31, 2023, the Company had no operating lease commitments that had not yet commenced.
The Company did not have any finance leases at December 31, 2023 and 2022.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    DEPOSITS
Total deposits of $14.75 billion at December 31, 2023, decreased $985.0 million, or 6.3%, from $15.74 billion at December 31, 2022.
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2023 and 2022, was $2.24 billion and $2.39 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at December 31, 2023 and 2022. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2023, securities with fair values of approximately $218.7 million and a $150.0 million letter of credit issued by the FHLB were pledged as collateral for the California State Treasurer’s deposits. At December 31, 2022, securities with fair values of approximately $348.0 million were pledged as collateral for the California State Treasurer’s deposits.
Brokered deposits at December 31, 2023 and 2022, totaled $1.54 billion and $1.18 billion, respectively. Brokered deposits at December 31, 2023, consisted of $164.1 million in money market and NOW accounts and $1.37 billion in time deposit accounts. Brokered deposits at December 31, 2022, consisted of $70.2 million in money market and NOW accounts and $1.11 billion in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $2.0 million and $1.9 million at December 31, 2023 and 2022, respectively.
At December 31, 2023, the scheduled maturities for time deposits were as follows:

December 31, 2023
(Dollars in thousands)
Scheduled maturities in:
2024	$5,910,485
2025	12,914
2026	6,742
2027	508
2028	18,646
2029 and thereafter	17,462
Total	$5,966,757
The following table presents the maturity schedules of time deposits in amounts of more than $250 thousand at December 31, 2023:

December 31, 2023
(Dollars in thousands)
Three months or less	$625,801
Over three months through six months	654,165
Over six months through twelve months	951,816
Over twelve months	8,765
Total	$2,240,547

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest expense on deposits for the periods indicated is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Money market and NOW	$152,893	$68,961	$22,867
Savings deposits	8,858	3,802	3,623
Time deposits	279,480	42,076	15,521
Total deposit interest expense	$441,231	$114,839	$42,011

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    BORROWINGS
At December 31, 2023, borrowings totaled $1.80 billion, compared with $865.0 million at December 31, 2022. All of the Company’s borrowings at December 31, 2023 and December 31, 2022, had maturities of less than 12 months. The tables below summarize the Company’s borrowing lines at December 31, 2023 and 2022:

	December 31, 2023
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,167,168	$100,000	5.73%	$4,067,168
FRB Discount Window	630,369	—	—%	630,369
FRB Bank Term Funding Program (“BTFP”)	1,707,909	1,695,726	4.47%	12,183
Unsecured Federal Funds lines	312,315	—	—%	312,315
Total	$6,817,761	$1,795,726	4.54%	$5,022,035

	December 31, 2022
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,583,277	$600,000	3.40%	$3,983,277
FRB Discount Window	670,058	265,000	4.50%	405,058
Unsecured Federal Funds lines	451,180	—	—%	451,180
Total	$5,704,515	$865,000	3.74%	$4,839,515

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At December 31, 2023 and 2022, loans with a carrying amount of approximately $7.60 billion and $8.08 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At December 31, 2023 and 2022, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings. At December 31, 2023, $100.0 million in FHLB advances had a fixed interest rate until maturity.
As a member of the FRB system, the Bank may also borrow from the FRB discount window. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At December 31, 2023, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $739.9 million. There were no investment securities pledged at the discount window at December 31, 2023.
The Company availed itself of the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at terms of up to one year, with no prepayment penalties. In 2023, the BTFP was available to federally insured depository institutions in the U.S. at a fixed rate of ten basis points over the one-year overnight index swap rate, but in 2024, the interest rate is no lower than the interest rate on reserve balances in effect on the day the loan is made. At December 31, 2023, the Company had a total par value of $1.71 billion in investment securities that were pledged under the BTFP.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at December 31, 2023 and 2022.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    CONVERTIBLE NOTES AND SUBORDINATED DEBENTURES
Convertible Notes
In 2018, the Company issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes can be converted into shares of the Company’s common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $22.18 per share of common stock, which represented a premium of 22.50% to the closing stock price on the date of the pricing of the notes). Holders of the convertible notes had the option to convert all or a portion of the notes at any time on or after February 15, 2023. The convertible notes were callable by the Company, in part or in whole, on or after May 20, 2023, for 100% of the principal amount in cash. Holders of the convertible notes also have the option to put the notes back to the Company on May 15, 2028, or May 15, 2033, for 100% of the principal amount in cash. The convertible notes can be settled in cash, stock, or a combination of stock and cash at the option of the Company.
On May 15, 2023, most of the Company’s holders of the convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. In addition, during the year ended December 31, 2023, the Company repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker.
The convertible notes issued by the Company were initially separated into a debt component and an equity component, which represented the stock conversion options. In 2021, the Company early adopted ASU 2020-06 under the modified retrospective approach, subsequent to which, the Company now accounts for its convertible notes as a single debt instrument. At the adoption of ASU 2020-06, portions previously allocated to equity and the remaining convertible notes discount, which were both attributable to the equity component, were reversed. The reversal of the equity portions of the convertible notes totaled $18.3 million, net of taxes, which was recorded as a reduction to additional paid-in capital. The adoption of ASU 2020-06 also resulted in a $10.7 million net positive adjustment to beginning retained earnings.
The value of the convertible notes at issuance and the carrying value at December 31, 2023, 2022 and 2021, are presented in the tables below:

	Capitalization Period	Gross Carrying Amount	December 31, 2023
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$444	$—	$444
Issuance costs to be capitalized	5 years	—	—	—
Carrying balance of convertible notes		$444	$—	$444

	Capitalization Period	Gross Carrying Amount	December 31, 2022
			Total Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Issuance costs to be capitalized	5 years	(4,119)	3,767	(352)
Carrying balance of convertible notes		$213,381	$3,767	$217,148

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Capitalization Period	Gross Carrying Amount	December 31, 2021
			Accumulated Capitalization	Carrying Amount
		(Dollars in thousands)
Convertible notes principal balance		$217,500	$—	$217,500
Issuance costs to be capitalized	5 years	(4,119)	2,828	(1,291)
Carrying balance of convertible notes		$213,381	$2,828	$216,209
Interest expense on the convertible notes for the years ended December 31, 2023, 2022 and 2021, totaled $1.9 million, $5.3 million, and $5.3 million, respectively. Interest expense for the Company’s convertible notes consisted of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Issuance cost capitalization expense was recorded for only the first five outstanding years of the convertible notes.
Subordinated Debentures
At December 31, 2023, the Company had nine wholly-owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at December 31, 2023:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	8.796%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	8.505%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	8.589%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.296%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,197	Variable	8.505%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,681	Variable	7.429%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,931	Variable	7.046%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,245	Variable	7.026%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,903	Variable	7.212%	06/30/2037
Total		$126,000	$107,825
The carrying value of the subordinated debentures at December 31, 2023 and 2022, was $107.8 million and $106.6 million, respectively. At December 31, 2023 and 2022, acquired subordinated debentures had remaining discounts of $22.1 million and $23.3 million, respectively. The carrying balance of the subordinated debentures is net of remaining discounts and includes common trust securities.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at December 31, 2023 and 2022, and was included in “Other assets” on the Company’s Consolidated Statements of Financial Condition. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis, as they were grandfathered in under BASEL III.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    INCOME TAXES
The following presents a summary of income tax provision for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2023
Federal	$22,076	$3,158	$25,234
State	17,998	982	18,980
	$40,074	$4,140	$44,214
2022
Federal	$52,676	$(6,366)	$46,310
State	34,050	(2,589)	31,461
	$86,726	$(8,955)	$77,771
2021
Federal	$28,382	$12,599	$40,981
State	22,692	7,027	29,719
	$51,074	$19,626	$70,700
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years indicated:

	Year Ended December 31,
	2023	2022	2021
Statutory tax rate	21.00%	21.00%	21.00%
State taxes-net of federal tax effect	8.79%	8.58%	8.59%
CRA investment tax credit	(4.67)%	(2.99)%	(3.75)%
Bank owned life insurance	(0.24)%	(0.22)%	(0.17)%
Tax exempt municipal bonds and loans	(0.82)%	(0.26)%	(0.17)%
State tax rate change	0.02%	0.15%	(0.04)%
Changes in uncertain tax positions	(0.59)%	(0.23)%	0.07%
Other	1.37%	0.24%	0.15%
Effective income tax rate	24.86%	26.27%	25.68%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred tax assets and liabilities at December 31, 2023 and 2022, were comprised of the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Deferred tax assets:
Depreciation	$651	$—
Statutory bad debt deduction less than financial statement provision	50,402	53,225
Net operating loss carry-forward	1,238	1,396
Investment security provision	607	469
State tax deductions	2,962	5,210
Accrued compensation	28	45
Deferred compensation	113	107
Mark to market on loans held for sale	4	3
Nonaccrual loan interest	4,246	4,044
Other real estate owned	14	455
Non-qualified stock option and restricted share expense	3,902	4,322
Lease liabilities	16,734	18,751
Unrealized loss on securities AFS	85,386	96,319
Other	7,132	8,178
Total deferred tax assets	$173,419	$192,524

Deferred tax liabilities:
Purchase accounting fair value adjustment	$(7,667)	$(6,583)
Depreciation	—	(293)
FHLB stock dividends	(79)	(332)
Deferred loan costs	(8,410)	(9,983)
State taxes deferred and other	(3,660)	(3,875)
Prepaid expenses	(2,228)	(1,677)
Amortization of intangibles	(1,351)	(1,908)
ROU assets	(14,809)	(17,464)
Total deferred tax liabilities	$(38,204)	$(42,115)
Net deferred tax assets	$135,215	$150,409
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
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at December 31, 2023 and 2022.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the Company’s net operating loss carry-forwards at December 31, 2023 and 2022, is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(Dollars in thousands)
2023
Saehan Bank (acquired by Wilshire)	$1,583	2030	$226	$2,035	2032	$226
Pacific International Bank	3,570	2032	420	—	N/A	—
Total	$5,153		$646	$2,035		$226

2022
Saehan Bank (acquired by Wilshire)	$1,809	2030	$226	$2,261	2032	$226
Pacific International Bank	3,989	2032	420	—	N/A	—
Total	$5,798		$646	$2,261		$226
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2019. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. The Company is currently under examination by the New York City Department of Finance for the 2016, 2017 and 2018 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments. During 2023, The California Franchise Tax Board concluded an examination for the 2017 tax year with no material adjustments.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and 2022, is as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at January 1,	$2,951	$3,278
Additions based on tax positions related to prior years	169	434
Settlement of tax positions related to prior years	(1,234)	—
Expiration of statute of limitations	(1,417)	(761)
Balance at December 31,	$469	$2,951
The total amount of unrecognized tax benefits was $469 thousand at December 31, 2023, and $3.0 million at December 31, 2022. The total amount of tax benefits, if recognized, would favorably impact the effective tax rate by $434 thousand and $2.6 million at December 31, 2023 and 2022, respectively. Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $177 thousand within the next twelve months due to an anticipated settlement with a state tax authority and the expiration of statute of limitations.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    STOCK-BASED COMPENSATION
In 2019, the Company’s stockholders approved the 2019 stock-based incentive plan (the “2019 Plan”), which provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, and performance units to non-employee directors and employees the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
The 2019 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2019 Plan initially had 4,400,000 shares that were available for grant to participants. In 2023, an additional 150,000 shares of common stock were made available to be issued in connection with grants of restricted stock to be granted as inducement awards for potential new employment with the Company under the 2019 Plan as Exempt Awards and pursuant to Nasdaq Listing Rule 5635(c)(4); this pool was not previously approved by stockholders. These additional shares are not available to persons who previously served as an employee or director of the Company, other than following a bona fide period of non-employment. The Company has not issued, and does not expect to issue, any shares under this 150,000 inducement award pool. At December 31, 2023, there were 121,962 remaining shares available for future grants under the 2019 plan, excluding the 150,000 shares for inducement awards. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2019 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
The following is a summary of the Company’s stock option activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2023	649,367	$16.63
Granted	—	—
Exercised	—	—
Expired	(20,000)	17.18
Forfeited	—	—
Outstanding - December 31, 2023	629,367	$16.61	1.90	$—
Options exercisable - December 31, 2023	629,367	$16.61	1.90	$—

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of the Company’s restricted stock and performance unit activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2023	1,760,373	$13.89
Granted	1,524,903	10.12
Vested	(971,664)	12.30
Forfeited	(269,991)	11.92
Outstanding (unvested) - December 31, 2023	2,043,621	$12.09
The total fair value of restricted stock and performance units vested for the years ended December 31, 2023, 2022, and 2021, was $9.5 million, $9.7 million, and $9.5 million, respectively.
The amount charged against income related to stock-based payment arrangements was $12.3 million, $12.3 million, and $8.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. The income tax benefit recognized was approximately $3.1 million, $3.2 million, and $2.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
At December 31, 2023, unrecognized compensation expense related to non-vested stock option grants, restricted stock awards, performance share units and long term incentive plan totaled $11.5 million and was expected to be recognized over a remaining weighted average vesting period of 1.5 years.
In July 2022, the Company discontinued the Hope Employee Stock Purchase Plan (“ESPP”), which allowed eligible employees to purchase the Company’s common shares through payroll deductions, which build up between the offering date and the purchase date. At the purchase date, the Company used the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP was considered compensatory under GAAP and compensation expense for the ESPP was recognized as part of the Company’s stock-based compensation expense. No compensation expense was incurred for the ESPP during the year ended December 31, 2023, due to the plan’s discontinuation. The compensation expense for ESPP for the years ended December 31, 2022 and 2021, was $284 thousand and $431 thousand, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan—The Company established a deferred compensation plan that permits eligible officers, key executives, and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2023 and 2022 amounted to $445 thousand and $482 thousand, respectively, and were included in “Other liabilities” in the Consolidated Statements of Financial Condition.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards certain executive officers with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). All NEOs are currently participating in the LTIP. The liabilities related to the LTIP at December 31, 2023 and 2022, totaled $590 thousand and $555 thousand, respectively, and were included in “Other liabilities” in the Consolidated Statements of Financial Condition.
401(k) Savings Plan—The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed 3 months of service. The Company matches 75% of the first 8% of the employee’s compensation contributed. Employer matching is vested 25% after 2 years of service, 50% after 3 years of service, 75% after 4 years of service, and 100% after 5 or more years of service. Total employer contributions to the plan amounted to approximately $6.9 million, $5.9 million, and $5.8 million for 2023, 2022, and 2021, respectively.
Post-Retirement Benefit Plans—The Company purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Company will be paid to beneficiaries named by the directors and officers. Total death benefits received by the Company was $587 thousand, $1.2 million, and $1.3 million, for 2023, 2022, and 2021, respectively.
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
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Company and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, the Company would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2023, 2022, and 2021 was $6.3 million, $6.8 million, and $8.6 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel for the year ended December 31, 2023, and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $535 thousand and $229 thousand at December 31, 2023 and 2022, respectively. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.
Unfunded Commitments and Letters of Credit
The following table presents a summary of commitments described below, as of the dates indicated below:

	December 31,
	2023	2022
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,274,239	$2,856,263
Standby letters of credit	132,132	132,538
Other letters of credit	51,983	22,376
Commitments to fund investments in affordable housing partnerships	21,017	11,792
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
The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the reserve for unfunded loan commitments. At December 31, 2023 and 2022, the reserve for unfunded loan commitments amounted to $3.8 million and $1.4 million, respectively.
Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment or directorship relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its Consolidated Statements of Financial Condition at December 31, 2023 and 2022.

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
Investment Securities
The fair values of investment securities AFS and HTM are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
The fair value of the Company’s Level 3 security AFS was measured using an income approach valuation technique. The primary inputs and assumptions used in the fair value measurement was derived from the security’s underlying collateral, which included discount rate, prepayment speeds, payment delays, and an assessment of the risk of default of the underlying collateral, among other factors. Significant increases or decreases in any of the inputs or assumptions could result in a significant increase or decrease in the fair value measurement.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$103,677	$103,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,900	—	3,900	—
Collateralized mortgage obligations	747,719	—	747,719	—
Mortgage-backed securities:
Residential	420,298	—	420,298	—
Commercial	391,888	—	391,888	—
Asset-backed securities	149,670	—	149,670	—
Corporate securities	19,434	—	19,434	—
Municipal securities	308,473	—	307,615	858
Equity investments with readily determinable fair value	4,363	4,363	—	—
Interest rate contracts	54,302	—	54,302	—
Mortgage banking derivatives	7	—	7	—
Other derivatives	11,021	—	11,021	—

Liabilities:
Interest rate contracts	55,622	—	55,622	—
Mortgage banking derivatives	17	—	17	—
Other derivatives	1,379	—	1,351	28

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$3,886	$3,886	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,867	—	3,867	—
Collateralized mortgage obligations	793,699	—	793,699	—
Mortgage-backed securities:
Residential	453,177	—	453,177	—
Commercial	368,287	—	368,287	—
Asset-backed securities	147,604	—	147,604	—
Corporate securities	18,857	—	18,857	—
Municipal securities	182,752	—	181,809	943
Equity investments with readily determinable fair value	4,303	4,303	—	—
Interest rate contracts	73,389	—	73,389	—
Mortgage banking derivatives	29	—	29	—
Other derivatives	25,462	—	25,462	—

Liabilities:
Interest rate contracts	73,389	—	73,389	—
Mortgage banking derivatives	23	—	23	—
Other derivatives	2,160	—	2,128	32
There were no transfers between Levels 1, 2, and 3 during the year ended December 31, 2023 and 2022.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$943	$1,038
Change in fair value included in other comprehensive income	(85)	(95)
Ending Balance	$858	$943

Risk participation agreements:
Beginning Balance	$32	$93
Change in fair value included in expense	(4)	(61)
Ending Balance	$28	$32

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
Assets measured at fair value on a non-recurring basis at December 31, 2023 and 2022, are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans receivable at fair value:
CRE loans	$3,475	$—	$—	$3,475
C&I loans	2,701	—	—	2,701
Loans held for sale, net	2,287	—	2,287	—
OREO	63	—	—	63

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans receivable at fair value:
CRE loans	$807	$—	$—	$807
C&I loans	2,744	—	—	2,744
Loans held for sale, net	48,795	—	48,795	—
OREO	1,050	—	—	1,050
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales in 2023 and 2022 are summarized below:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Assets:
Collateral dependent loans receivable at fair value:
CRE loans	$(1,511)	$(727)
C&I loans	(1,968)	(2,526)
Loans held for sale, net	(798)	(3,989)
OREO	(315)	(941)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2023 and 2022, were as follows:

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,928,967	$1,928,967	Level 1
Investment securities HTM	263,912	250,518	Level 2
Equity investments without readily determinable fair values	39,387	39,387	Level 2
Loans held for sale	3,408	3,419	Level 2
Loans receivable, net	13,694,925	13,270,444	Level 3
Accrued interest receivable	61,720	61,720	Level 2/3
Servicing assets, net	9,631	14,853	Level 3
Customers’ liabilities on acceptances	471	471	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,914,967	$3,914,967	Level 2
Money market, interest bearing demand and savings deposits	4,872,029	4,872,029	Level 2
Time deposits	5,966,757	5,974,125	Level 2
FHLB and FRB borrowings	1,795,726	1,795,820	Level 2
Convertible notes	444	451	Level 1
Subordinated debentures	107,825	99,358	Level 3
Accrued interest payable	168,174	168,174	Level 2
Acceptances outstanding	471	471	Level 2

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$506,776	$506,776	Level 1
Interest earning deposits in other financial institutions	735	733	Level 2
Investment securities HTM	271,066	258,407	Level 2
Equity investments without readily determinable fair values	38,093	38,093	Level 2
Loans held for sale	49,245	49,248	Level 2
Loans receivable, net	15,241,181	14,745,881	Level 3
Accrued interest receivable	55,460	55,460	Level 2/3
Servicing assets, net	11,628	17,375	Level 3
Customers’ liabilities on acceptances	818	818	Level 2
Financial Liabilities:
Noninterest bearing deposits	$4,849,493	$4,849,493	Level 2
Money market, interest bearing demand and savings deposits	5,899,248	5,899,248	Level 2
Time deposits	4,990,060	5,020,093	Level 2
FHLB and FRB borrowings	865,000	867,088	Level 2
Convertible notes, net	217,148	213,937	Level 1
Subordinated debentures	106,565	107,944	Level 3
Accrued interest payable	26,668	26,668	Level 2
Acceptances outstanding	818	818	Level 2

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
The carrying amount was the estimated fair value for cash and cash equivalents, savings and other nonmaturity interest bearing demand deposits, equity investments without readily determinable fair values, customers’ and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings, and variable rate loans or deposits that reprice frequently and fully. The fair value of loans was determined through a discounted cash flow analysis, which incorporates probability of default and loss given default rates on an individual loan basis. For fixed rate loans, the discount rate used in a discounted cash flow analysis was based on the SOFR Swap Rate. For variable loans, the discount rate started with the underlying index rate and an adjustment was made on certain loans, which considered factors such as servicing costs, capital charges, duration, asset type incremental costs, and use of projected cash flows. Fair values of residential real estate loans included Fannie Mae and Freddie Mac prepayment speed assumptions or a third-party index based on historical prepayment speeds. Fair value of time deposits was based on discounted cash flow analyses using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. Wholesale time deposit fair values incorporated brokered time deposit offering rates. The fair value of the Company’s debt was based on current rates for similar financing with a liquidity premium added to assumed market spreads to reflect exit pricing and the marketability/liquidity costs contained with consummating an orderly transaction. Fair value for the Company’s convertible notes was based on the actual last traded price of the notes. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and was not presented herein, as the fair value of these financial instruments was not material to the consolidated financial statements.

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
The tables below present the fair value of the Company’s derivative financial instruments at December 31, 2023 and 2022. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities”, respectively, on the Company’s Consolidated Statements of Financial Condition.

	December 31, 2023
	Notional Amount	Fair Value
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$725,000	$—	$—
Interest rate collars	250,000	—	1,149
Forward interest rate swaps	1,000,000	10,812	—
Forward interest rate collars	250,000	148	—
Total	$2,225,000	$10,960	$1,149

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,096,292	$53,185	$1,117
Interest rate contracts with customers	1,096,292	1,117	54,505
Foreign exchange contracts with correspondent banks	10,739	4	202
Foreign exchange contracts with customers	1,744	57	—
Risk participation agreement	130,365	—	28
Mortgage banking derivatives	1,377	7	17
Total	$2,336,809	$54,370	$55,869
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
Derivatives designated as cash flow hedges
The Company had 23 interest rate contracts at December 31, 2023, with a total notional amount of $2.23 billion designated as cash flow hedges of loans, deposits and borrowings tied to SOFR and Federal Funds. The designated hedged interest rate swap contracts consisted of 15 non-forward starting interest rate swaps with a notional amount of $725.0 million and a weighted average term of 3.1 years, one non-forward starting interest rate option with dealers (collars) with a notional amount of $250.0 million and a weighted average term of 3.0 years, six forward starting interest rate swaps with a notional amount of $1.00 billion and a weighted average term of 3.0 years, and one forward starting interest rate option with dealers (collars) with a notional amount of $250.0 million and a weighted average term of 3.0 years.
The Company had 17 interest rate contracts at December 31, 2022, with a total notional amount of $1.23 billion designated as cash flow hedges of liabilities tied to SOFR and Federal Funds. The designated hedged interest rate swap contracts consisted of 13 non-forward starting interest rate swaps with a notional amount of $614.0 million and a weighted average term of 4.1 years, two forward starting interest rate swaps with a notional amount of $111.0 million and a weighted average term of 3.9 years, and two forward starting interest rate options with dealers (collars) with a notional amount of $500.0 million and a weighted average term of 3.0 years.
The Company’s swaps were determined to be fully effective during the periods presented. The aggregate fair value of the swaps was recorded in assets or liabilities with changes in fair value recorded in other comprehensive income. The gain or loss on derivatives was recorded in AOCI and is subsequently reclassified into interest income and interest expense in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $2.3 million from AOCI as a decrease to interest income, and $9.8 million from AOCI as a decrease to interest expense.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

		Year Ended December 31,
Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	2023	2022	2021
		(Dollars in thousands)
Interest rate contracts	Interest income on cash and deposits at other banks	$—	$574	$—
Interest rate contracts	Interest income and fees on loans	(96)	—	—
Interest rate contracts	Interest expense on deposits	11,589	—	—
Interest rate contracts	Interest expense on FHLB and FRB borrowings	4,836	1,451	—
Interest rate contracts	Swap fees income	—	—	(319)
Total		$16,329	$2,025	$(319)
Total cash held as collateral for interest rate contracts designated as cash flow hedges was $22.9 million at December 31, 2023, and $3.1 million at December 31, 2022.
Derivatives not designated as hedges
The Company’s derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Simultaneously, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer interest rate contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the income statement as other income and fees. The Company is required to hold cash as collateral for the interest rate contracts that are not centrally cleared, which is recorded in “Other assets” on the Consolidated Statements of Financial Condition. Total cash held as collateral for back-to-back interest rate contracts was $0 at December 31, 2023, and $9.1 million at December 31, 2022.
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the years ended December 31, 2023 and 2022, the changes in fair value on foreign exchange contracts were a loss of $147 thousand and a gain of $6 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees.
At December 31, 2023, the Company had risk participation agreements with an outside counterparty for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrowers fail to perform on their interest rate derivative contracts. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, is recognized in earnings at the time of the transaction. At December 31, 2023, the notional amount of the risk participation agreements sold was $130.4 million with a credit valuation adjustment of $28 thousand. At December 31, 2022, the notional amount of the risk participation agreements sold was $134.3 million with a credit valuation adjustment of $32 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2023, the Company had approximately $1.4 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2022, the Company had approximately $2.8 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    STOCKHOLDERS’ EQUITY
Total stockholders’ equity at December 31, 2023, was $2.12 billion, compared with $2.02 billion at December 31, 2022. The increase in stockholders’ equity was due primarily to increases in retained earnings from income earned during the year and in AOCI, offset partially by a decrease from cash dividends paid in 2023.
In July 2021, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase $50.0 million of its common stock. In 2021, the Company completed the repurchase plan through the repurchase of 3,682,268 shares of common stock totaling $50.0 million. In January 2022, the Company’s Board of Directors approved another share repurchase program that authorized the Company to repurchase up to an additional $50.0 million of its common stock, of which $35.3 million remained available at December 31, 2023. During the year ended December 31, 2023, the Company did not repurchase any shares of common stock as part of this program (see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information). Repurchased shares were recorded as treasury stock and reduced the total number of common stock outstanding.
Dividends
The Company’s Board of Directors approved and the Company paid quarterly dividends of $0.14 per common share in each quarter of 2023 and 2022. The Company paid aggregate dividends of $67.1 million and $67.1 million to common stockholders in 2023 and 2022, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes to AOCI for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$(230,857)	$(11,412)	$32,753
Unrealized net gains (losses) on securities AFS	32,543	(297,919)	(65,551)
Unrealized net losses on securities AFS transferred to HTM	—	(36,576)	—
Unrealized net gains on interest rate swaps used for cash flow hedge	17,024	23,062	2,893
Reclassification adjustments for net (gains) losses realized in net income	(12,514)	253	319
Tax effect	(10,934)	91,735	18,174
Other comprehensive income (loss), net of tax	26,119	(219,445)	(44,165)
Balance at end of period	$(204,738)	$(230,857)	$(11,412)
Reclassifications for net gains and losses realized in net income for the years ended December 31, 2023, 2022, and 2021, related to net gains on interest rate contracts designated as cash flow hedges and amortization on unrealized losses from transferred investment securities to HTM. Gains and losses on interest rate contracts are recorded in interest income, interest expense and noninterest income under other income and fees in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the year ended December 31, 2023, the Company reclassified net gains of $16.3 million from other comprehensive income to interest income and interest expense. For the year ended December 31, 2022, the Company reclassified net gains of $2.0 million from other comprehensive income to interest income and interest expense. For the year ended December 31, 2021, the Company reclassified net losses of $319 thousand from other comprehensive income to losses from cash flow hedge relationships.
For the year ended December 31, 2023, the Company recorded reclassification adjustments as a reduction to interest income of $3.8 million from other comprehensive losses to amortize transferred unrealized losses to investment securities HTM, compared with $2.3 million and $0 for the same periods in 2022 and 2021, respectively.

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
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology. In response to the COVID-19 pandemic, federal regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes, which excludes purchased credit deteriorated (“PCD”) loans), for two years, followed by a three-year phase-in period. The Company has elected the five-year transition period consistent with the final rule issued by the federal regulatory agencies. At December 31, 2023, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
At December 31, 2023 and 2022, the Bank’s capital levels exceeded the minimums necessary to be considered “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. Management is not aware of any conditions or events since December 31, 2023 that would cause management to believe the institution would be considered to be in a lower capital category.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s and the Bank’s capital levels and regulatory ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2023	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,869,774	12.28%	4.50%	N/A	7.00%
Bank	$1,940,303	12.75%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,973,698	12.96%	6.00%	N/A	8.50%
Bank	$1,940,303	12.75%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,120,157	13.92%	8.00%	N/A	10.50%
Bank	$2,086,762	13.71%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,973,698	10.11%	4.00%	N/A	N/A
Bank	$1,940,303	9.94%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2022	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,799,020	10.55%	4.50%	N/A	7.00%
Bank	$2,049,973	12.03%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,901,685	11.15%	6.00%	N/A	8.50%
Bank	$2,049,973	12.03%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,041,319	11.97%	8.00%	N/A	10.50%
Bank	$2,189,607	12.85%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,901,685	10.15%	4.00%	N/A	N/A
Bank	$2,049,973	10.94%	4.00%	5.00%	N/A

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
Service charges on deposit accounts and wire transfers are summarized below:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$969	$997	$1,065
Customer analysis charges	5,043	4,602	3,219
NSF charges	2,991	2,889	2,554
Other service charges	365	355	345
Total noninterest bearing deposit account income	9,368	8,843	7,183

Interest bearing deposit account income:
Monthly service charges	98	95	92
Total service fees on deposit accounts	$9,466	$8,938	$7,275

Wire transfer fee income:
Wire transfer fees	$2,749	$3,005	$3,082
Foreign exchange fees	573	472	437
Total wire transfer fees	$3,322	$3,477	$3,519

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.    EARNINGS PER SHARE (“EPS”)
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the years ended December 31, 2023, 2022 and 2021, stock options and restricted share awards of 866,959, 693,668, and 772,707 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
In 2018, the Company issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at December 31, 2023. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 10 “Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). For the years ended December 31, 2023, 2022 and 2021, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the years ended December 31, 2023, 2022 and 2021 as the conversion price exceeded the market price of the Company’s stock.
In July 2021, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase $50.0 million of its common stock. In January 2022, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to an additional $50.0 million of its common stock. During the year ended December 31, 2021, the Company repurchased 3,682,268 shares of common stock totaling $50.0 million. During the year ended December 31, 2022, the Company repurchased 1,038,986 shares of common stock totaling $14.7 million. During the year ended December 31, 2023, the Company did not repurchase any shares of common stock as part of the share repurchase program.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the computation of basic and diluted EPS for the years ended December 31, 2023, 2022, and 2021.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
2023
Basic EPS - common stock	$133,673	119,906,109	$1.11
Effect of dilutive securities:
Stock options and restricted stock		487,148
Diluted EPS - common stock	$133,673	120,393,257	$1.11

2022
Basic EPS - common stock	$218,277	119,824,970	$1.82
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		647,375
Diluted EPS - common stock	$218,277	120,472,345	$1.81

2021
Basic EPS - common stock	$204,572	122,321,768	$1.67
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		811,257
Diluted EPS - common stock	$204,572	123,133,025	$1.66

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21.    SERVICING ASSETS
Total servicing assets at December 31, 2023, totaled $9.6 million and were comprised of $7.6 million in SBA servicing assets and $2.1 million in mortgage related servicing assets. At December 31, 2022, servicing assets totaled $11.6 million, comprised of $8.9 million in SBA servicing assets and $2.7 million in mortgage related servicing assets. At December 31, 2023 and 2022, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$11,628	$10,418	$12,692
Additions through originations of servicing assets	1,892	5,200	2,880
Amortization	(3,889)	(3,990)	(5,154)
Balance at end of period	$9,631	$11,628	$10,418
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $987.4 million and $1.10 billion at December 31, 2023 and 2022, respectively.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at December 31, 2023 and 2022, are presented below.

	December 31,
	2023	2022
SBA Servicing Assets:
Weighted-average discount rate	11.12%	8.76%
Constant prepayment rate	12.17%	12.09%
Mortgage Servicing Assets:
Weighted-average discount rate	11.00%	11.38%
Constant prepayment rate	9.52%	9.61%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed statements of financial condition for only the parent company, Hope Bancorp, at December 31, 2023 and 2022:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2023	2022
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$27,217	$62,380
Other assets	11,503	11,689
Investment in bank subsidiary	2,191,747	2,270,280
Total assets	$2,230,467	$2,344,349

LIABILITIES:
Convertible notes, net	$444	$217,148
Subordinated debentures, net	107,825	106,565
Accounts payable and other liabilities	955	1,308
Total liabilities	109,224	325,021
Stockholders’ equity	2,121,243	2,019,328
Total liabilities and stockholders’ equity	$2,230,467	$2,344,349
The following presents the unconsolidated condensed statements of income for only the parent company, Hope Bancorp, for the years ended December 31, 2023, 2022 and 2021:
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	(12,421)	(11,330)	(9,186)
Noninterest income	405	—	—
Noninterest expense	(6,808)	(7,212)	(5,633)
Dividends from subsidiary, net	260,500	133,000	128,000
Equity in undistributed earnings of subsidiary	(113,559)	98,354	87,025
Income before income tax benefit	128,117	212,812	200,206
Income tax benefit	5,556	5,465	4,366
Net income	133,673	218,277	204,572
Other comprehensive income (loss), net of tax	26,119	(219,445)	(44,165)
Comprehensive income (loss)	$159,792	$(1,168)	$160,407

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following presents the unconsolidated condensed statements of cash flows for only the parent company, Hope Bancorp, for the years ended December 31, 2023, 2022 and 2021:
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,673	$218,277	$204,572
Adjustments to reconcile net income to net cash from operating activities:
Amortization and capitalization	1,602	2,150	2,115
Stock-based compensation expense	340	502	141
Net gain on convertible notes repurchased	(405)	—	—
Change in other assets	186	(307)	(326)
Change in accounts payable and other liabilities	(353)	368	25
Equity in undistributed earnings of bank subsidiary	113,559	(98,354)	(87,025)
Net cash provided by operating activities	248,602	122,636	119,502
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	—	—	—
Net cash provided by investing activities	—	—	—
CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of additional stock pursuant to various stock plans	1	531	—
Repurchase and repayment of convertible notes	(216,641)	—	—
Purchase of treasury stock	—	(14,667)	(50,000)
Payments of cash dividends	(67,125)	(67,126)	(68,666)
Net cash used in financing activities	(283,765)	(81,262)	(118,666)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,163)	41,374	836
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	62,380	21,006	20,170
CASH AND CASH EQUIVALENTS, END OF YEAR	$27,217	$62,380	$21,006

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	2023 Three Months Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$236,677	$267,184	$275,793	$269,224
Interest expense	102,799	136,495	140,415	143,308
Net interest income before provision for credit losses	133,878	130,689	135,378	125,916
Provision for credit losses	1,700	8,900	16,800	1,700
Net interest income after provision for credit losses	132,178	121,789	118,578	124,216
Noninterest income	10,978	17,014	8,305	9,280
Noninterest expense	90,354	87,333	86,873	99,891
Income before income tax provision	52,802	51,470	40,010	33,605
Income tax provision	13,681	13,448	9,961	7,124
Net income	$39,121	$38,022	$30,049	$26,481

Basic earnings per common share	$0.33	$0.32	$0.25	$0.22
Diluted earnings per common share	$0.33	$0.32	$0.25	$0.22

	2022 Three Months Ended,
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$144,872	$157,824	$189,182	$224,237
Interest expense	11,696	16,286	35,996	73,716
Net interest income before provision (credit) for credit losses	133,176	141,538	153,186	150,521
Provision (credit) for credit losses	(11,000)	3,200	9,200	8,200
Net interest income after provision (credit) for credit losses	144,176	138,338	143,986	142,321
Noninterest income	13,186	12,746	13,355	12,110
Noninterest expense	75,373	80,365	83,914	84,518
Income before income tax provision	81,989	70,719	73,427	69,913
Income tax provision	21,251	18,631	19,679	18,210
Net income	$60,738	$52,088	$53,748	$51,703

Basic earnings per common share	$0.51	$0.43	$0.45	$0.43
Diluted earnings per common share	$0.50	$0.43	$0.45	$0.43