Form 10-Q
period 2024-03-31
HOPE BANCORP INC
filed 2024-05-07
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At May 1, 2024, there were 120,614,770 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible further deterioration in economic conditions in our areas of operation; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; geopolitical instability or unrest; regulatory risks associated with current and future regulations; and risks associated with the execution of our organizational restructuring and failing to achieve its anticipated results. In addition, there are risks and uncertainties related to our proposed merger with Territorial Bancorp Inc., including, among others, the risk that the proposed merger will be consummated within the expected time frame, or at all; the risk that any announcements relating to the proposed merger could have adverse effects on the market price of the Company’s common stock; diversion of management’s attention from ongoing business operations and opportunities; required governmental approvals of the merger may not be obtained on its proposed terms and schedule, or without regulatory constraints that may limit growth; difficulties and delays in integrating Hope Bancorp, Inc. and Territorial Bancorp Inc. and achieving anticipated synergies, cost savings and other benefits from the transaction; higher than anticipated transaction costs; and deposit attrition, operating costs, customer loss and business disruption following the merger, including difficulties in maintaining relationships with employees and customers, may be greater than expected. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$160,027	$172,813
Interest earning cash in other banks	1,025,269	1,756,154
Total cash and cash equivalents	1,185,296	1,928,967
Investment securities available for sale (“AFS”), at fair value	2,016,389	2,145,059
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $242,717 and $250,518 at March 31, 2024 and December 31, 2023, respectively	261,601	263,912
Equity investments	43,925	43,750
Loans held for sale, at lower of cost or fair value	2,763	3,408
Loans receivable, net of allowance for credit losses of $158,758 and $158,694 at March 31, 2024 and December 31, 2023, respectively	13,560,420	13,694,925
Other real estate owned (“OREO”), net	—	63
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,250
Premises and equipment, net	50,541	50,611
Accrued interest receivable	60,316	61,720
Deferred tax assets, net	138,350	135,215
Customers’ liabilities on acceptances	780	471
Bank owned life insurance (“BOLI”)	89,484	89,061
Investments in affordable housing partnerships	52,341	54,474
Operating lease right-of-use assets (“ROU”), net	43,849	46,611
Goodwill	464,450	464,450
Core deposit intangible assets, net	3,534	3,935
Servicing assets, net	8,869	9,631
Other assets	88,056	118,009
Total assets	$18,088,214	$19,131,522

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,652,592	$3,914,967
Interest bearing:
Money market and NOW accounts	4,393,971	4,169,543
Savings deposits	919,093	702,486
Time deposits	5,787,761	5,966,757
Total deposits	14,753,417	14,753,753
FHLB and Federal Reserve Bank (“FRB”) borrowings	795,634	1,795,726
Convertible notes, net	444	444
Subordinated debentures, net	108,148	107,825
Accrued interest payable	122,467	168,174
Acceptances outstanding	780	471
Operating lease liabilities	49,749	52,670
Commitments to fund investments in affordable housing partnerships	20,675	21,017
Other liabilities	124,630	110,199
Total liabilities	$15,975,944	$17,010,279
Commitments and contingent liabilities (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 150,000,000 authorized shares: issued and outstanding 137,992,864 and 120,610,029 shares, respectively, at March 31, 2024, and issued and outstanding 137,509,621 and 120,126,786 shares, respectively, at December 31, 2023	$138	$138
Additional paid-in capital	1,439,484	1,439,963
Retained earnings	1,159,593	1,150,547
Treasury stock, at cost; 17,382,835 and 17,382,835 shares at March 31, 2024 and December 31, 2023, respectively	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(222,278)	(204,738)
Total stockholders’ equity	2,112,270	2,121,243
Total liabilities and stockholders’ equity	$18,088,214	$19,131,522

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$213,626	$215,935
Interest on investment securities	18,049	15,125
Interest on cash and deposits at other banks	27,183	4,922
Interest on other investments	816	695
Total interest income	259,674	236,677
INTEREST EXPENSE:
Interest on deposits	124,033	92,348
Interest on FHLB and FRB borrowings	17,853	6,698
Interest on other borrowings and debt	2,741	3,753
Total interest expense	144,627	102,799
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	115,047	133,878
PROVISION FOR CREDIT LOSSES	2,600	3,320
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	112,447	130,558
NONINTEREST INCOME:
Service fees on deposit accounts	2,587	2,221
International service fees	1,035	1,088
Wire transfer fees	812	773
Swap fees	143	42
Net gains on sales of SBA loans	—	2,225
Net gains on sales of residential mortgage loans	73	64
Other income and fees	3,636	4,565
Total noninterest income	8,286	10,978
NONINTEREST EXPENSE:
Salaries and employee benefits	47,836	57,169
Occupancy	6,786	7,521
Furniture and equipment	5,340	5,058
Data processing and communications	2,990	2,822
Professional fees	2,518	1,543
Amortization of investments in affordable housing partnerships	2,134	1,716
FDIC assessments	2,926	1,781
FDIC special assessment	1,000	—
Earned interest credit	5,834	4,427
Restructuring costs	143	—
Merger related costs	1,044	—
Other noninterest expense	6,288	6,697
Total noninterest expense	84,839	88,734
INCOME BEFORE INCOME TAXES	35,894	52,802
INCOME TAX PROVISION	10,030	13,681
NET INCOME	$25,864	$39,121
EARNINGS PER COMMON SHARE
Basic	$0.22	$0.33
Diluted	$0.21	$0.33

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net income	$25,864	$39,121
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities AFS	(13,734)	31,215
Change in unrealized net holding losses on interest rate contracts used in cash flow hedges	(8,186)	(5,938)
Reclassification adjustments for net gains realized in net income	(2,931)	(1,738)
Tax effect	7,311	(6,939)
Other comprehensive (loss) income, net of tax	(17,540)	16,600
Total comprehensive income	$8,324	$55,721

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2022	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
Adoption of ASU 2022-02				407			407
Adoption of ASU 2022-02 tax adjustment				(120)			(120)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	370,523	—					—
Stock-based compensation			(26)				(26)
Cash dividends declared on common stock ($0.14 per share)				(16,730)			(16,730)
Comprehensive income:
Net income				39,121			39,121
Other comprehensive income						16,600	16,600
BALANCE, MARCH 31, 2023	119,865,732	$137	$1,430,977	$1,106,390	$(264,667)	$(214,257)	$2,058,580

BALANCE, DECEMBER 31, 2023	120,126,786	$138	$1,439,963	$1,150,547	$(264,667)	$(204,738)	$2,121,243
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	483,243	—					—
Stock-based compensation			(479)				(479)
Cash dividends declared on common stock ($0.14 per share)				(16,818)			(16,818)
Comprehensive income:
Net income				25,864			25,864
Other comprehensive loss						(17,540)	(17,540)
BALANCE, MARCH 31, 2024	120,610,029	$138	$1,439,484	$1,159,593	$(264,667)	$(222,278)	$2,112,270

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,864	$39,121
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	5,424	3,850
Stock-based compensation expense	2,689	2,351
Provision for credit loss on loans	3,600	1,700
(Credit) provision for unfunded loan commitments	(1,000)	1,620
Net gains on sales of loans	(73)	(2,244)
Net change in fair value of derivatives	(4,010)	(2,763)
Amortization of investments in affordable housing partnerships	54	1,640
Net change in deferred income taxes	4,175	4,088
Proceeds from sales of loans held for sale	6,226	12,883
Originations of loans held for sale	(5,508)	(23,385)
Originations of servicing assets	(7)	(965)
Net change in accrued interest receivable	1,404	(2,544)
Net change in other assets	24,690	18,176
Net change in accrued interest payable	(45,707)	27,150
Net change in other liabilities	11,798	(4,534)
Net cash provided by operating activities	29,619	76,144

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of interest earning deposits in other financial institutions	—	735
Investment securities available for sale:
Purchase of securities	(37,154)	(2,775)
Proceeds from matured, called, or paid-down securities	151,551	45,038
Investment securities held to maturity:
Purchase of securities	—	(5,545)
Proceeds from matured, called, or paid-down securities	3,327	5,357
Purchase of equity investments	(388)	(247)
Proceeds from sales of other loans held for sale previously classified as held for investment	—	99,180
Net change in loans receivable	132,181	176,163
Proceeds from sales of OREO	63	1,209
Purchase of FHLB stock	—	(4,650)
Redemption of FHLB stock	—	6,030
Purchase of premises and equipment	(2,114)	(2,992)
Purchase of BOLI policy	—	(11,000)
Proceeds from BOLI death benefits	—	587
Investments in affordable housing partnerships	(342)	(2,184)
Net cash provided by investing activities	247,124	304,906

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(336)	89,408
Proceeds from FHLB advances	100,000	4,200,000
Repayment of FHLB advances	(100,000)	(4,700,000)
Proceeds from FRB borrowings	110,000	17,132,000
Repayment of FRB borrowings	(1,110,092)	(15,367,000)
Repurchase of convertible notes	—	(10,490)
Cash dividends paid on common stock	(16,818)	(16,730)
Taxes paid in net settlement of restricted stock	(3,168)	(2,377)
Net cash (used in) provided by financing activities	(1,020,414)	1,324,811

NET CHANGE IN CASH AND CASH EQUIVALENTS	(743,671)	1,705,861
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,928,967	506,776
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,185,296	$2,212,637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$190,011	$76,822
Income taxes paid	2,091	1,665

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	$—	$162,483
Lease liabilities arising from obtaining ROU assets	712	2,031

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At March 31, 2024, the Bank has 48 branches and nine loan production offices in California, New York, Texas, Washington, Illinois, New Jersey, Virginia, Georgia, Alabama, Colorado and Oregon as well a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
On March 28, 2024, the Bank entered into a Purchase and Assumption Agreement with PromiseOne Bank, a Georgia state bank, to sell the deposits, other liabilities and certain physical assets of the Bank’s two branches located in Virginia (Annandale and Centreville). The transaction is expected to be completed in the second half of 2024, subject to regulatory approvals and other customary closing conditions.

2.Basis of Presentation
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition at December 31, 2023, which was from the audited financial statements included in the Company’s 2023 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally the Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that, in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2024 and December 31, 2023, and the results of operations for the three months ended March 31, 2024 and 2023. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2023 Annual Report on Form 10-K.
Significant Accounting Policies
The Company’s accounting policies are described in Note 1—“Summary of Significant Accounting Policies”, of its audited consolidated financial statements included in its 2023 Annual Report Form 10-K. Significant changes to accounting policies from those disclosed in the Company’s audited consolidated financial statements included in its 2023 Annual Report Form 10-K are presented below.
The allowance for unfunded commitments is recognized as a liability (other liabilities in the Consolidated Statements of Financial Condition), with adjustments to the allowance for unfunded commitments recognized through provision for credit losses in the Consolidated Statements of Income.
Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands segment disclosure requirements for public entities. ASU 2023-07 requires disclosure of significant segment expenses and other segment items on annual and interim periods about a reportable segment’s profit or loss and assets that are currently required annually. This guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

Recently Issued Accounting Pronouncements Not Yet Adopted
There were no recently issued accounting pronouncements not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.
SEC Final Rules
On March 6, 2024, the SEC adopted final rules that require companies to disclose certain climate-related information such as material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. In April 2024, the SEC voluntarily stayed the rule pending judicial review. Subject to the results of judicial review, the final rules would be effective for the fiscal year beginning on December 31, 2025. The Company is still assessing the impact of the final rules.

3.    Earnings Per Share (“EPS”)
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended March 31, 2024 and 2023, stock options and restricted share awards of 642,245 and 705,659 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at March 31, 2024. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 10—“Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). Under the required if-converted method for calculating dilutive EPS for convertible instruments, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three months ended March 31, 2024 and 2023, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three months ended March 31, 2024 and 2023, as the conversion price exceeded the market price of the Company’s stock.
The following table presents computations of basic and diluted EPS for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024			2023
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$25,864	120,187,300	$0.22	$39,121	119,551,247	$0.33
Effect of dilutive securities:
Stock options and restricted stock		832,992			691,048
Diluted EPS - common stock	$25,864	121,020,292	$0.21	$39,121	120,242,295	$0.33

4.    Equity Investments
Equity investments with readily determinable fair values at March 31, 2024 and December 31, 2023, consisted of mutual funds in the amounts of $4.3 million and $4.4 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three months ended March 31, 2024 and 2023, were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(46)	$69
Less: Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$(46)	$69

At March 31, 2024 and December 31, 2023, the Company also had equity investments without readily determinable fair values, which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At March 31, 2024, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $39.6 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $38.2 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2023, the total balance of equity investments without readily determinable fair values was $39.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $38.0 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three months ended March 31, 2024 and 2023.

5.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$3,999	$—	$(9)	$3,990	$103,691	$21	$(35)	$103,677
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(107)	3,893	4,000	—	(100)	3,900
Collateralized mortgage obligations (“CMO”)	876,038	403	(145,248)	731,193	888,631	367	(141,279)	747,719
Mortgage-backed securities (“MBS”):
Residential	490,009	—	(85,656)	404,353	499,431	—	(79,133)	420,298
Commercial	458,834	21	(55,763)	403,092	445,207	113	(53,432)	391,888
Asset-backed securities	139,300	270	(58)	139,512	150,992	—	(1,322)	149,670
Corporate securities	23,290	—	(3,883)	19,407	23,302	—	(3,868)	19,434
Municipal securities	319,402	4,134	(12,587)	310,949	314,554	5,698	(11,779)	308,473
Total investment securities AFS	$2,314,872	$4,828	$(303,311)	$2,016,389	$2,429,808	$6,199	$(290,948)	$2,145,059

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$148,784	$—	$(10,646)	$138,138	$150,369	$—	$(6,663)	$143,706
Commercial	112,817	—	(8,238)	104,579	113,543	—	(6,731)	106,812
Total investment securities HTM	$261,601	$—	$(18,884)	$242,717	$263,912	$—	$(13,394)	$250,518
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at March 31, 2024 and December 31, 2023, totaled $9.1 million and $11.0 million, respectively.
At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
At March 31, 2024 and December 31, 2023, $209.9 million and $200.2 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive loss. For the three months ended March 31, 2024 and 2023, there were no reclassifications out of accumulated other comprehensive loss into earnings resulting from the sale of investments securities AFS.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Interest income on investment securities
Taxable	$16,982	$14,046
Nontaxable	1,067	1,079
Total	$18,049	$15,125

The amortized cost and estimated fair value of investment securities at March 31, 2024, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$3,999	$3,990	$—	$—
Due after one year through five years	155,732	146,039	25,116	24,232
Due after five years through ten years	95,794	85,941	8,679	8,256
Due after ten years	2,059,347	1,780,419	227,806	210,229
Total	$2,314,872	$2,016,389	$261,601	$242,717

Securities with carrying values of approximately $815.3 million and $1.70 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
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

	March 31, 2024
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	1	$3,990	$(9)	1	$3,990	$(9)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,893	(107)	1	3,893	(107)
CMOs	1	5,510	(229)	115	700,005	(145,019)	116	705,515	(145,248)
MBS:
Residential	1	2,591	(164)	64	401,762	(85,492)	65	404,353	(85,656)
Commercial	12	77,736	(2,308)	53	323,928	(53,455)	65	401,664	(55,763)
Asset-backed securities	2	14,750	—	3	27,492	(58)	5	42,242	(58)
Corporate securities	—	—	—	6	19,407	(3,883)	6	19,407	(3,883)
Municipal securities	16	63,375	(516)	42	90,383	(12,071)	58	153,758	(12,587)
Total	32	$163,962	$(3,217)	285	$1,570,860	$(300,094)	317	$1,734,822	$(303,311)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	1	$3,963	$(35)	1	$3,963	$(35)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,900	(100)	1	3,900	(100)
CMOs	3	19,800	(378)	115	717,662	(140,901)	118	737,462	(141,279)
MBS:
Residential	—	—	—	65	420,298	(79,133)	65	420,298	(79,133)
Commercial	6	53,255	(2,129)	53	331,450	(51,303)	59	384,705	(53,432)
Asset-backed securities	—	—	—	18	149,670	(1,322)	18	149,670	(1,322)
Corporate securities	—	—	—	6	19,434	(3,868)	6	19,434	(3,868)
Municipal securities	11	42,760	(263)	42	91,707	(11,516)	53	134,467	(11,779)
Total	20	$115,815	$(2,770)	301	$1,738,084	$(288,178)	321	$1,853,899	$(290,948)
The Company had U.S. Treasury securities, agency securities, collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at March 31, 2024. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on asset-backed, corporate, and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.
79.4% of the Company’s investment portfolio at March 31, 2024, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had five asset-backed securities, six corporate securities, and 58 municipal bonds in unrealized loss positions at March 31, 2024. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at March 31, 2024.

Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. Once the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at March 31, 2024 and December 31, 2023.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government agency or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At March 31, 2024, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at March 31, 2024 and December 31, 2023.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by segment:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$8,707,673	$8,797,884
Commercial and industrial (“C&I”) loans	4,041,063	4,135,044
Residential mortgage loans	936,035	883,687
Consumer and other loans	34,407	37,004
Total loans receivable, net of deferred costs and fees	13,719,178	13,853,619
Allowance for credit losses	(158,758)	(158,694)
Loans receivable, net of allowance for credit losses	$13,560,420	$13,694,925
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred fees of $4.9 million and $6.1 million at March 31, 2024 and December 31, 2023, respectively.
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
The Company had loans receivable of $13.72 billion at March 31, 2024, a decrease of $134.4 million, or 1.0%, from December 31, 2023. The decrease in loans receivable during the three months ended March 31, 2024, was due to the decline in C&I and CRE loans, offset partially by the growth in residential mortgage loans. During the three months ended March 31, 2024, loan payoffs and paydowns exceeded new origination volume, reflecting, in part, the Company’s prudent approach to loan growth and lower customer demand in a high interest rate environment.
The Company had $2.8 million in loans held for sale at March 31, 2024, compared with $3.4 million at December 31, 2023. Loans held for sale at March 31, 2024, consisted of $2.3 million in CRE loans and $476 thousand in residential mortgage loans. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three months ended March 31, 2024 and 2023.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2024
Balance, beginning of period	$93,940	$51,291	$12,838	$625	$158,694
Provision (credit) for credit loss on loans	(3,614)	8,246	(896)	(136)	3,600
Loans charged off	(38)	(4,619)	—	(63)	(4,720)
Recoveries of charge offs	535	547	—	102	1,184
Balance, end of period	$90,823	$55,465	$11,942	$528	$158,758

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2023
Balance, beginning of period	$95,884	$56,872	$8,920	$683	$162,359
ASU 2022-02 day 1 adoption adjustment	19	(426)	—	—	$(407)
Provision (credit) for credit loss on loans	12,863	(13,500)	2,333	4	1,700
Loans charged off	—	(440)	—	(55)	(495)
Recoveries of charge offs	69	284	—	34	387
Balance, end of period	$108,835	$42,790	$11,253	$666	$163,544

The following tables break out the allowance for credit losses and loan balance by measurement methodology at March 31, 2024 and December 31, 2023:

	March 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$1,142	$4,466	$26	$3	$5,637
Collectively evaluated	89,681	50,999	11,916	525	153,121
Total	$90,823	$55,465	$11,942	$528	$158,758

Loans outstanding:
Individually evaluated	$84,885	$15,071	$6,343	$276	$106,575
Collectively evaluated	8,622,788	4,025,992	929,692	34,131	13,612,603
Total	$8,707,673	$4,041,063	$936,035	$34,407	$13,719,178

	December 31, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$886	$1,721	$39	$14	$2,660
Collectively evaluated	93,054	49,570	12,799	611	156,034
Total	$93,940	$51,291	$12,838	$625	$158,694

Loans outstanding:
Individually evaluated	$33,932	$5,013	$5,916	$343	$45,204
Collectively evaluated	8,763,952	4,130,031	877,771	36,661	13,808,415
Total	$8,797,884	$4,135,044	$883,687	$37,004	$13,853,619
At March 31, 2024 and December 31, 2023, reserves for unfunded loan commitments recorded in other liabilities were $2.8 million and $3.8 million, respectively. For the three months ended March 31, 2024 and 2023, the Company recorded a reduction to reserves for unfunded commitments of $1.0 million and an addition to reserves for unfunded commitments of $1.6 million, respectively.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$27,273	$10,563	$37,836	$47,049
C&I loans	194	14,876	15,070	185
Residential mortgage loans	2,990	3,354	6,344	—
Consumer and other loans	—	276	276	56
Total	$30,457	$29,069	$59,526	$47,290

	December 31, 2023
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$26,724	$7,208	$33,932	$—
C&I loans	2,447	2,566	5,013	184
Residential mortgage loans	3,002	2,914	5,916	—
Consumer and other loans	—	343	343	77
Total	$32,173	$13,031	$45,204	$261
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $10.9 million and $11.4 million, at March 31, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost of collateral-dependent loans at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$31,795	$—	$31,795	$29,803	$—	$29,803
C&I loans	194	3,694	3,888	2,447	1,708	4,155
Residential mortgage loans	2,990	—	2,990	3,002	—	3,002
Consumer and other loans	—	—	—	—	—	—
Total	$34,979	$3,694	$38,673	$35,252	$1,708	$36,960

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the three months ended March 31, 2024, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. Real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, gas station/carwash, warehouse, and residential mortgage properties.

Accrued interest receivable on loans totaled $48.7 million at March 31, 2024, and $49.3 million at December 31, 2023. The Company has elected to exclude accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
CRE loans	$191	$451
C&I loans	588	518
Residential mortgage loans	6	14
Total	$785	$983
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at March 31, 2024 and December 31, 2023, by loan segment:

	March 31, 2024				December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$2,814	$1,764	$61,642	$66,220	$1,999	$2,976	$10,197	$15,172
C&I loans	483	349	626	1,458	934	533	1,717	3,184
Residential mortgage loans	—	540	1,946	2,486	1,534	—	2,339	3,873
Consumer and other loans	332	74	56	462	214	48	77	339
Total Past Due	$3,629	$2,727	$64,270	$70,626	$4,681	$3,557	$14,330	$22,568

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

The following table presents the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Term Loan by Year						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
CRE loans
Pass	$171,109	$598,990	$2,398,974	$1,998,868	$1,188,980	$2,115,568	$76,726	$8,549,215
Special mention	—	14,991	—	18,984	3,319	13,774	—	51,068
Substandard	—	—	940	26,099	32,521	47,830	—	107,390
Subtotal	$171,109	$613,981	$2,399,914	$2,043,951	$1,224,820	$2,177,172	$76,726	$8,707,673
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$38	$—	$38

C&I loans
Pass	$454,730	$813,203	$1,087,252	$601,332	$187,564	$156,808	$483,974	$3,784,863
Special mention	8,760	23,833	30,931	28,699	—	14,594	57,298	164,115
Substandard	10,140	7,479	55,470	8,324	8,484	1,596	592	92,085
Subtotal	$473,630	$844,515	$1,173,653	$638,355	$196,048	$172,998	$541,864	$4,041,063
Year-to-date gross charge offs	$—	$—	$4,569	$29	$—	$21	$—	$4,619

Residential mortgage loans
Pass	$69,478	$92,651	$360,664	$259,765	$1,347	$145,531	$—	$929,436
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	853	1,836	3,910	—	6,599
Subtotal	$69,478	$92,651	$360,664	$260,618	$3,183	$149,441	$—	$936,035
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$3,782	$741	$539	$249	$1,788	$8,768	$18,264	$34,131
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	276	—	276
Subtotal	$3,782	$741	$539	$249	$1,788	$9,044	$18,264	$34,407
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$63	$63

Total loans
Pass	$699,099	$1,505,585	$3,847,429	$2,860,214	$1,379,679	$2,426,675	$578,964	$13,297,645
Special mention	8,760	38,824	30,931	47,683	3,319	28,368	57,298	215,183
Substandard	10,140	7,479	56,410	35,276	42,841	53,612	592	206,350
Total	$717,999	$1,551,888	$3,934,770	$2,943,173	$1,425,839	$2,508,655	$636,854	$13,719,178
Total year-to-date gross charge offs	$—	$—	$4,569	$29	$—	$59	$63	$4,720

	December 31, 2023
	Term Loan by Year						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
CRE loans
Pass	$623,058	$2,429,146	$2,045,863	$1,239,654	$996,483	$1,297,295	$79,426	$8,710,925
Special mention	—	2,001	15,452	2,518	5,963	5,196	—	31,130
Substandard	—	1,549	7,300	2,711	2,083	42,186	—	55,829
Subtotal	$623,058	$2,432,696	$2,068,615	$1,244,883	$1,004,529	$1,344,677	$79,426	$8,797,884
Year-to-date gross charge offs	$103	$315	$—	$233	$355	$1,941	$—	$2,947

C&I loans
Pass	$1,107,219	$1,208,795	$683,821	$203,142	$162,815	$61,019	$479,266	$3,906,077
Special mention	9,743	23,413	31,388	8,597	14,614	—	60,107	147,862
Substandard	7,158	53,213	8,480	8,637	290	2,358	969	81,105
Subtotal	$1,124,120	$1,285,421	$723,689	$220,376	$177,719	$63,377	$540,342	$4,135,044
Year-to-date gross charge offs	$5,011	$12,323	$16,020	$128	$182	$539	$—	$34,203

Residential mortgage loans
Pass	$93,982	$365,252	$263,977	$1,356	$29,063	$123,885	$—	$877,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	314	1,836	957	3,065	—	6,172
Subtotal	$93,982	$365,252	$264,291	$3,192	$30,020	$126,950	$—	$883,687
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$3,985	$944	$278	$2,068	$371	$8,221	$20,794	$36,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	343	—	343
Subtotal	$3,985	$944	$278	$2,068	$371	$8,564	$20,794	$37,004
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$370	$370

Total loans
Pass	$1,828,244	$4,004,137	$2,993,939	$1,446,220	$1,188,732	$1,490,420	$579,486	$13,531,178
Special mention	9,743	25,414	46,840	11,115	20,577	5,196	60,107	178,992
Substandard	7,158	54,762	16,094	13,184	3,330	47,952	969	143,449
Total	$1,845,145	$4,084,313	$3,056,873	$1,470,519	$1,212,639	$1,543,568	$640,562	$13,853,619
Total year-to-date gross charge offs	$5,114	$12,638	$16,020	$361	$537	$2,480	$370	$37,520
For the three months ended March 31, 2024 and the twelve months ended December 31, 2023, there were no revolving loans converted to term loans.

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three months ended March 31, 2024 and 2023, is presented in the following table:

	Three Months Ended March 31,
	2024	2023
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$—	$53,608
C&I loans	—	108,875
Total	$—	$162,483
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio at March 31, 2024.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At March 31, 2024, the Company utilized the March 2024 consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 1.4% in 2024, 2.0% for 2025, and 1.9% for 2026, with unemployment projected to be 4.1% for 2024, 4.1% for 2025, and 3.9% in 2026. CRE prices in the consensus scenario were expected to decrease initially, with the CRE price index declining -6.7% for 2024, before rebounding +6.0% for 2025 and +8.0% in 2026. The Company also utilized Moody’s December 2023 consensus economic forecast for the calculation of the December 31, 2023 ACL.

In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled and non-modeled estimated loss approaches. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 25 basis points for each loan type pool. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Interagency Policy Statement on the Allowance for Credit Losses, updated to reflect the adoption of CECL:
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
For loans that do not share similar risk characteristics such as nonaccrual loans above $1.0 million, the Company evaluates these loans on an individual basis in accordance with ASC 326. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. The Company elected to collectively assess nonaccrual loans with balances below $1.0 million along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral-dependent. For the collateral-dependent loans, the Company obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third-party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit loss on loans.
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
A summary of loans modified to borrowers experiencing financial difficulty for the period presented, disaggregated by loan class and type of modification, is shown in the tables below.

	Three Months Ended March 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$10,140	$—	$—	$10,140
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	—	—	—	—	—
Total Loan Modifications	$—	$10,140	$—	$—	$10,140
% of Loan Class	—%	0.25%	—%	—%	0.07%

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Three Months Ended March 31, 2024
Modification & Loan Types	Financial Effect
Principal forgiveness:
C&I loans	Forgiveness of principal totaling $4.4 million
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans that have been modified within the previous 12 months to borrowers experiencing financial difficulty were current at March 31, 2024 and 2023.
There were no loan modifications to borrowers experiencing financial difficulty that had payment defaults during the three months ended March 31, 2024 and 2023, and were modified in the 12 months prior to default.

7.    Leases
The Company’s operating leases are real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 9 years at March 31, 2024. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
The table below summarizes supplemental balance sheet information related to operating leases:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Operating lease ROU assets	$43,849	$46,611
Current portion of long-term lease liabilities	14,128	14,287
Long-term lease liabilities	35,621	38,383
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the three months ended March 31, 2024, the Company extended two leases and did not enter into any new lease contracts. Lease extension terms ranged from three to five years and the Company reassessed the ROU assets and lease liabilities related to these leases.
The Company wrote off $93 thousand in operating ROU assets resulting from the branch consolidation of one location during the three months ended March 31, 2023. There was no impairment on operating ROU assets during the same period of 2024.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Operating lease cost	$3,606	$3,841
Variable lease cost	808	783
Sublease income	(39)	(42)
Net lease cost	$4,375	$4,582

Rent expense for the three months ended March 31, 2024 and 2023, was $4.2 million and $4.8 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,981	$3,961
ROU assets obtained in exchange for lease liabilities, net	712	2,031
Weighted-average remaining lease term - operating leases	3.9 years	4.5 years
Weighted-average discount rate - operating leases	2.84%	2.52%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2024
(Dollars in thousands)
2024	$11,620
2025	14,144
2026	13,451
2027	7,932
2028	3,043
2029 and thereafter	2,575
Total lease payments	52,765
Less: imputed interest	3,016
Total lease obligations	$49,749
At March 31, 2024, the Company had no operating lease commitments that had not yet commenced.
The Company did not have any finance leases at March 31, 2024 and December 31, 2023.

8.    Deposits
Total deposits of $14.75 billion at March 31, 2024, were largely unchanged from $14.75 billion at December 31, 2023.
The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2024 and December 31, 2023, was $2.29 billion and $2.24 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at March 31, 2024 and December 31, 2023. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2024 and December 31, 2023, securities with fair values of approximately $211.6 million and $218.7 million, respectively, and a $150.0 million letter of credit issued by the FHLB, were pledged as collateral for the California State Treasurer’s deposits.
Brokered deposits at March 31, 2024 and December 31, 2023, totaled $1.42 billion and $1.54 billion, respectively. Brokered deposits at March 31, 2024, consisted of $227.8 million in money market and NOW accounts and $1.19 billion in time deposit accounts. Brokered deposits at December 31, 2023, consisted of $164.1 million in money market and NOW accounts and $1.37 billion in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $1.4 million and $2.0 million at March 31, 2024 and December 31, 2023, respectively.
The following is a breakdown of the Company’s deposits at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$3,652,592	25%	$3,914,967	27%
Money market and NOW accounts	4,393,971	30%	4,169,543	28%
Savings deposits	919,093	6%	702,486	5%
Time deposits	5,787,761	39%	5,966,757	40%
Total deposits	$14,753,417	100%	$14,753,753	100%

9.    Borrowings
At March 31, 2024, borrowings totaled $795.6 million, compared with $1.80 billion at December 31, 2023. All of the Company’s borrowings at March 31, 2024 and December 31, 2023, had maturities of less than 12 months. The tables below summarize the Company’s borrowing lines at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,209,620	$100,000	5.59%	$4,109,620
FRB Discount Window	653,520	—	—%	653,520
FRB Bank Term Funding Program (“BTFP”)	695,634	695,634	4.61%	—
Unsecured Federal Funds lines	311,815	—	—%	311,815
Total	$5,870,589	$795,634	4.73%	$5,074,955

	December 31, 2023
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,167,168	$100,000	5.73%	$4,067,168
FRB Discount Window	630,369	—	—%	630,369
BTFP	1,707,909	1,695,726	4.47%	12,183
Unsecured Federal Funds lines	312,315	—	—%	312,315
Total	$6,817,761	$1,795,726	4.54%	$5,022,035

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At March 31, 2024 and December 31, 2023, loans with a carrying amount of $7.57 billion and $7.60 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity, respectively. At March 31, 2024 and December 31, 2023, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As a member of the FRB system, the Bank may also borrow from the FRB discount window. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At March 31, 2024, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $757.1 million. There were no investment securities pledged at the discount window at March 31, 2024.
The Company availed itself of the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. In 2023, the BTFP was available to federally insured depository institutions in the U.S. at a fixed rate of ten basis points over the one-year overnight index swap rate, but in 2024, the interest rate is no lower than the interest rate on reserve balances in effect on the day the loan is made. The Company’s outstanding borrowings at March 31, 2024 and December 31, 2023, were not subject to the new rate. The BTFP ceased extending new advances in March 2024. At March 31, 2024, the Company had a total par value of $718.7 million in investment securities that were pledged under the BTFP.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at March 31, 2024 and December 31, 2023.

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
On May 15, 2023, most holders of the Company’s convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. During 2023, the Company also repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker. No notes were repurchased or paid off in the three months ended March 31, 2024.
The carrying value of the convertible notes at March 31, 2024 and December 31, 2023, was $444 thousand. The capitalized issuance costs were fully amortized at both March 31, 2024 and December 31, 2023.

Interest expense on the convertible notes for the three months ended March 31, 2024 and 2023, totaled $2 thousand and $1.3 million, respectively.

Subordinated Debentures
At March 31, 2024, the Company had 9 wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at March 31, 2024:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	8.74%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	8.43%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	8.54%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.24%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,265	Variable	8.43%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,744	Variable	7.38%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	11,984	Variable	6.99%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,325	Variable	6.97%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	15,962	Variable	7.18%	06/30/2037
Total		$126,000	$108,148

The carrying value of the subordinated debentures at March 31, 2024 and December 31, 2023, was $108.1 million and $107.8 million, respectively. At March 31, 2024 and December 31, 2023, acquired subordinated debentures had remaining discounts of $21.8 million and $22.1 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2024 and December 31, 2023, and is included in other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.

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
The tables below present the fair value of the Company’s derivative financial instruments at March 31, 2024 and December 31, 2023. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities,” respectively, on the Company’s Consolidated Statements of Financial Condition.

	March 31, 2024
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$725,000	$—	$—
Interest rate collars	500,000	—	3,860
Forward interest rate swaps	1,000,000	281	7,430
Total	$2,225,000	$281	$11,290

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,092,318	$62,141	$210
Interest rate contracts with customers	1,092,318	210	63,693
Foreign exchange contracts with correspondent banks	7,932	111	7
Foreign exchange contracts with customers	620	17	—
Risk participation agreement	149,707	—	13
Mortgage banking derivatives	2,500	7	6
Total	$2,345,395	$62,486	$63,929
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2023
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$725,000	$—	$—
Interest rate collars	250,000	—	1,149
Forward interest rate swaps	1,000,000	10,812	—
Forward interest rate collars	250,000	148	—
Total	$2,225,000	$10,960	$1,149

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,096,292	$53,185	$1,117
Interest rate contracts with customers	1,096,292	1,117	54,505
Foreign exchange contracts with correspondent banks	10,739	4	202
Foreign exchange contracts with customers	1,744	57	—
Risk participation agreement	130,365	—	28
Mortgage banking derivatives	1,377	7	17
Total	$2,336,809	$54,370	$55,869
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.
Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term SOFR and Federal Funds Rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $5.2 million, net of taxes, from AOCI as an increase to net interest income.
The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2024	2023
		(Dollars in thousands)
Interest rate contracts	Interest income and fees on loans	$(1,000)	$—
Interest rate contracts	Interest expense on deposits	3,483	1,719
Interest rate contracts	Interest expense on FHLB and FRB borrowings	1,295	1,053
Total		$3,778	$2,772
Total cash held as collateral for interest rate contracts designated as cash flow hedges was $0 at March 31, 2024, and $22.9 million at December 31, 2023.

Derivatives not designated as hedges
The Company’s derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Simultaneously, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer interest rate contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. The change in fair value is recognized in the Consolidated Statements of Income as other income and fees.
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the three months ended March 31, 2024 and 2023, the changes in fair value on foreign exchange contracts were gains of $263 thousand and $6 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees.
At March 31, 2024, the Company had risk participation agreements with an outside counterparty for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrowers fail to perform on their interest rate derivative contracts. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, is recognized in earnings at the time of the transaction.
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2024, the Company had approximately $2.5 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2023, the Company had approximately $1.4 million in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

12.    Commitments and Contingencies
The following table presents a summary of commitments described below at the dates indicated below:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$2,105,176	$2,274,239
Standby letters of credit	132,811	132,132
Other letters of credit	30,645	51,983
Commitments to fund investments in affordable housing partnerships	20,675	21,017
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
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $2.8 million at March 31, 2024, and $3.8 million at December 31, 2023.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $450 thousand at March 31, 2024, and $535 thousand at December 31, 2023. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill
The carrying amount of the Company’s goodwill at March 31, 2024, and December 31, 2023, was $464.5 million. There was no impairment of goodwill recorded during the three months ended March 31, 2024.
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
At December 31, 2023, the Company performed a qualitative assessment to test for impairment and management has concluded that there was no impairment. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole.
Intangible Assets
Amortization expense related to core deposit intangible assets totaled $401 thousand and $448 thousand for the three months ended March 31, 2024 and 2023, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2024 and December 31, 2023:

			March 31, 2024		December 31, 2023
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Foster Bankshares acquisition	10 years	$2,763	$(2,763)	$—	$(2,763)	$—
Wilshire Bancorp acquisition	10 years	18,138	(14,604)	3,534	(14,203)	3,935
Total		$20,901	$(17,367)	$3,534	$(16,966)	$3,935
Servicing Assets
Total servicing assets at March 31, 2024, totaled $8.9 million and were comprised of $7.0 million in SBA servicing assets and $1.9 million in mortgage related servicing assets. At December 31, 2023, servicing assets totaled $9.6 million and were comprised of $7.6 million in SBA servicing assets and $2.1 million in mortgage related servicing assets.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At March 31, 2024 and December 31, 2023, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$9,631	$11,628
Additions through originations of servicing assets	7	965
Amortization	(769)	(965)
Balance at end of period	$8,869	$11,628
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $953.5 million at March 31, 2024, and $987.4 million at December 31, 2023.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at March 31, 2024 and December 31, 2023, are presented below.

	March 31, 2024	December 31, 2023
SBA Servicing Assets:
Weighted-average discount rate	9.82%	11.12%
Constant prepayment rate	12.22%	12.17%
Mortgage Servicing Assets:
Weighted-average discount rate	11.13%	11.00%
Constant prepayment rate	4.99%	9.52%

14.    Income Taxes
For the three months ended March 31, 2024, the Company recorded an income tax provision totaling $10.0 million on pretax income of $35.9 million, representing an effective tax rate of 27.94%, compared with an income tax provision of $13.7 million on pretax income of $52.8 million, representing an effective tax rate of 25.91% for the three months ended March 31, 2023.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $807 thousand at March 31, 2024, and $469 thousand at December 31, 2023, that relate to uncertainties associated with federal and state income tax matters.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $269 thousand in the next twelve months due to the expiration of statute of limitations.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at March 31, 2024.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$3,990	$3,990	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,893	—	3,893	—
Collateralized mortgage obligations	731,193	—	731,193	—
Mortgage-backed securities:
Residential	404,353	—	404,353	—
Commercial	403,092	—	403,092	—
Asset-backed securities	139,512	—	139,512	—
Corporate securities	19,407	—	19,407	—
Municipal securities	310,949	—	310,130	819
Equity investments with readily determinable fair value	4,317	4,317	—	—
Interest rate contracts	62,351	—	62,351	—
Mortgage banking derivatives	7	—	7	—
Other derivatives	409	—	409	—

Liabilities:
Interest rate contracts	63,903	—	63,903	—
Mortgage banking derivatives	6	—	6	—
Other derivatives	11,310	—	11,297	13

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$103,677	$103,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,900	—	3,900	—
Collateralized mortgage obligations	747,719	—	747,719	—
Mortgage-backed securities:
Residential	420,298	—	420,298	—
Commercial	391,888	—	391,888	—
Asset-backed securities	149,670	—	149,670	—
Corporate securities	19,434	—	19,434	—
Municipal securities	308,473	—	307,615	858
Equity investments with readily determinable fair value	4,363	4,363	—	—
Interest rate contracts	54,302	—	54,302	—
Mortgage banking derivatives	7	—	7	—
Other derivatives	11,021	—	11,021	—

Liabilities:
Interest rate contracts	55,622	—	55,622	—
Mortgage banking derivatives	17	—	17	—
Other derivatives	1,379	—	1,351	28
There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2024 and 2023.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$858	$943
Change in fair value included in other comprehensive income	(39)	39
Ending Balance	$819	$982

Risk participation agreements:
Beginning Balance	$28	$32
Change in fair value included in income	(15)	3
Ending Balance	$13	$35

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$5,095	$—	$—	$5,095
C&I loans	13,924	—	—	13,924

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$3,475	$—	$—	$3,475
C&I loans	2,701	—	—	2,701
Loans held for sale, net	2,287	—	2,287	—
OREO	63	—	—	63
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(477)	$(166)
C&I loans	(4,341)	(2,794)
OREO	—	(271)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,185,296	$1,185,296	Level 1
Investment securities HTM	261,601	242,717	Level 2
Equity investments without readily determinable fair values	39,608	39,608	Level 2
Loans held for sale	2,763	2,768	Level 2
Loans receivable, net	13,560,420	13,162,050	Level 3
Accrued interest receivable	60,316	60,316	Level 2/3
Servicing assets, net	8,869	15,288	Level 3
Customers’ liabilities on acceptances	780	780	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,652,592	$3,652,592	Level 2
Money market, interest bearing demand and savings deposits	5,313,064	5,313,064	Level 2
Time deposits	5,787,761	5,793,249	Level 2
FHLB and FRB borrowings	795,634	797,206	Level 2
Convertible notes	444	434	Level 1
Subordinated debentures	108,148	97,376	Level 3
Accrued interest payable	122,467	122,467	Level 2
Acceptances outstanding	780	780	Level 2

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,928,967	$1,928,967	Level 1
Investment securities HTM	263,912	250,518	Level 2
Equity investments without readily determinable fair values	39,387	39,387	Level 2
Loans held for sale	3,408	3,419	Level 2
Loans receivable, net	13,694,925	13,270,444	Level 3
Accrued interest receivable	61,720	61,720	Level 2/3
Servicing assets, net	9,631	14,853	Level 3
Customers’ liabilities on acceptances	471	471	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,914,967	$3,914,967	Level 2
Money market, interest bearing demand and savings deposits	4,872,029	4,872,029	Level 2
Time deposits	5,966,757	5,974,125	Level 2
FHLB and FRB borrowings	1,795,726	1,795,820	Level 2
Convertible notes, net	444	451	Level 1
Subordinated debentures	107,825	99,358	Level 3
Accrued interest payable	168,174	168,174	Level 2
Acceptances outstanding	471	471	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at March 31, 2024, was $2.11 billion, compared with $2.12 billion at December 31, 2023.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which an estimated $35.3 million remained available at March 31, 2024. During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock as part of this program (see Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information).
For the three months ended March 31, 2024 and 2023, the Company paid total dividends of $0.14 per common share.
The following table presents the changes to accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$(204,738)	$(230,857)

Unrealized net (losses) gains on securities available for sale	(13,734)	31,215
Unrealized net losses on interest rate contracts used for cash flow hedges	(8,186)	(5,938)
Reclassification adjustments for net gains realized in net income	(2,931)	(1,738)
Tax effect	7,311	(6,939)
Other comprehensive (loss) income, net of tax	(17,540)	16,600
Balance at end of period	$(222,278)	$(214,257)
Reclassifications for net gains and losses realized in net income for the three months ended March 31, 2024 and 2023, related to net gains on interest rate contracts designated as cash flow hedges and amortization on unrealized losses from transferred investment securities to HTM. Gains and losses on interest rate contracts are recorded in interest expense in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the three months ended March 31, 2024 and 2023, the Company reclassified net gains of $3.8 million and $2.8 million on interest rate contracts designated as cash flow hedges, respectively, from other comprehensive loss to interest income and interest expense.
For the three months ended March 31, 2024, the Company recorded a reclassification adjustment of $847 thousand from other comprehensive loss to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM, compared with $1.0 million for the three months ended March 31, 2023.

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
The 2019 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2019 Plan initially had 4,400,000 shares that were available for grant to participants. In 2023, an additional 150,000 shares of common stock were made available to be issued in connection with grants of restricted stock to be granted as inducement awards for potential new employment with the Company under the 2019 Plan as Exempt Awards and pursuant to Nasdaq Listing Rule 5635(c)(4); this pool was not previously approved by stockholders. These additional shares are not available to persons who previously served as an employee or director of the Company, other than following a bona fide period of non-employment. The Company has not issued, and does not expect to issue, any shares under this 150,000 inducement award pool. At March 31, 2024, there were 96,233 remaining shares available for future grants under the 2019 plan, excluding the 150,000 shares for inducement awards. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2019 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
The following is a summary of the Company’s stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2024	629,367	$16.61
Granted	—	—
Exercised	—	—
Expired	(28,136)	15.23
Forfeited	—	—
Outstanding - March 31, 2024	601,231	$16.68	1.74	$—
Options exercisable - March 31, 2024	601,231	$16.68	1.74	$—

The following is a summary of the Company’s restricted stock and performance unit activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2024	2,043,621	$12.09
Granted	34,634	15.49
Vested	(771,422)	12.82
Forfeited	(70,622)	15.04
Outstanding (unvested) - March 31, 2024	1,236,211	$11.56

The total fair value of restricted stock and performance units vested during the three months ended March 31, 2024 and 2023, was $8.5 million and $6.2 million, respectively.
The total amounts charged against income related to stock-based payment arrangements were $2.7 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. The income tax benefit recognized was approximately $751 thousand and $609 thousand for the three months ended March 31, 2024 and 2023, respectively.
Since all stock option grants were vested at March 31, 2024, there was no unrecognized compensation expense related to non-vested stock option grants for the three months ended March 31, 2024. Unrecognized compensation expense related to non-vested restricted stock and performance units for the three months ended March 31, 2024 was $8.5 million, and is expected to be recognized over a weighted average vesting period of 1.45 years.

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
At March 31, 2024, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
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
At March 31, 2024 and December 31, 2023, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
March 31, 2024	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,872,360	12.47%	4.50%	N/A	7.00%
Bank	$1,948,503	12.99%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,976,607	13.17%	6.00%	N/A	8.50%
Bank	$1,948,503	12.99%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,130,033	14.19%	8.00%	N/A	10.50%
Bank	$2,101,929	14.01%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,976,607	10.42%	4.00%	N/A	N/A
Bank	$1,948,503	10.27%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2023	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,869,774	12.28%	4.50%	N/A	7.00%
Bank	$1,940,303	12.75%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,973,698	12.96%	6.00%	N/A	8.50%
Bank	$1,940,303	12.75%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,120,157	13.92%	8.00%	N/A	10.50%
Bank	$2,086,762	13.71%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,973,698	10.11%	4.00%	N/A	N/A
Bank	$1,940,303	9.94%	4.00%	5.00%	N/A

19.    Revenue Recognition
The Company recognizes revenue when obligations under the terms of a contract with customers are satisfied. ASU 2014-09 (Topic 606) does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also out of scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, wire transfer fees, and certain OREO related net gains or expenses. However, the recognition of these revenue streams for the Company did not change significantly upon adoption of Topic 606. Noninterest revenue streams within the scope of Topic 606 are discussed below.
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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$244	$245
Customer analysis charges	1,423	1,126
NSF charges	814	735
Other service charges	79	91
Total noninterest bearing deposit account income	2,560	2,197

Interest bearing deposit account income:
Monthly service charges	27	24
Total service fees on deposit accounts	$2,587	$2,221

Wire transfer fee income:
Wire transfer fees	$263	$406
Foreign exchange fees	549	367
Total wire transfer fees	$812	$773

20.    Subsequent Events
On April 26, 2024, the Company entered into a merger agreement with Territorial Bancorp Inc. (“Territorial”), headquartered in Honolulu, Hawai‘i. Under the terms of the merger agreement, Territorial will merge with and into the Company, immediately followed by the merger of Territorial’s subsidiary bank, Territorial Savings Bank, with and into the Company’s subsidiary bank, Bank of Hope. Upon completion of the transaction, Territorial shareholders will receive a fixed exchange ratio of 0.8048 shares of the Company’s common stock in exchange for each share of Territorial common stock they own. Based on the closing price of the Company’s common stock on April 26, 2024, this represents a value of $8.82 per share of Territorial common stock, although the actual value will be determined upon the completion of the merger.

The transaction is expected to close by year-end 2024, subject to regulatory approvals, the approval of Territorial shareholders, and the satisfaction of other customary closing conditions. Following the completion of the transaction, the legacy Territorial franchise in Hawai‘i will continue to do business under the Territorial Savings Bank brand, as a trade name of Bank of Hope.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

Hope Bancorp, Inc. is the holding company of Bank of Hope, a multi-regional bank in the United States with $18.09 billion in total assets at March 31, 2024, and headquartered in Los Angeles, California. From its roots as the largest Korean American bank in the United States, Bank of Hope has grown to serve a multi-ethnic population of customers across the nation through its network of branches and loan production offices. The Bank also operates a representative office in Seoul, Korea to serve its growing base of multi-national commercial and consumer customers. The Bank provides a full suite of consumer and commercial loan, deposit and fee-based products and services, including CRE, C&I, SBA, residential mortgage and other consumer lending; treasury management services and trade finance; foreign currency exchange transactions; interest rate contracts and wealth management.
Bank of Hope at March 31, 2024, operated 48 full-service branches and loan production offices in California, New York, Texas, Washington, Illinois, New Jersey, Virginia, Georgia, Florida, Alabama, Colorado, and Oregon, as well as a representative office in Seoul, South Korea. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
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

	At or for the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$259,674	$236,677
Interest expense	144,627	102,799
Net interest income	115,047	133,878
Provision for credit losses	2,600	3,320
Net interest income after provision for credit losses	112,447	130,558
Noninterest income	8,286	10,978
Noninterest expense	84,839	88,734
Income before income tax provision	35,894	52,802
Income tax provision	10,030	13,681
Net income	$25,864	$39,121

Per Share Data:
Earnings per common share - basic	$0.22	$0.33
Earnings per common share - diluted	$0.21	$0.33
Cash dividends declared per common share	$0.14	$0.14
Book value per common share (period end)	$17.51	$17.17
Tangible common equity (“TCE”) per share (period end) (1)	$13.63	$13.26
TCE ratio (period end) (1)	9.33%	7.91%

Common Share Count:
Number of common shares outstanding (period end)	120,610,029	119,865,732
Weighted average shares - basic	120,187,300	119,551,247
Weighted average shares - diluted	121,020,292	120,242,295

Selected Performance Ratios:
Return on average assets (2)	0.54%	0.82%
Return on average stockholders’ equity (2)	4.87%	7.65%
Return on average tangible equity (1) (2)	6.24%	9.93%
Dividend payout ratio (dividends per share/diluted EPS)	64.58%	42.42%
Net interest margin (2) (3)	2.55%	3.02%
Efficiency ratio (4)	68.79%	61.26%

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$19,140,775	$19,087,170
Interest earning cash and deposits at other banks	2,019,769	473,344
Investment securities AFS and HTM	2,317,154	2,248,479
Loans	13,746,219	15,235,386
Deposits	14,862,153	15,802,701
FHLB & FRB borrowings	1,683,334	676,444
Stockholders’ equity	2,126,333	2,046,159

	March 31, 2024	March 31, 2023
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$18,088,214	$20,568,884
Interest earning cash and deposits at other banks	1,025,269	2,000,152
Investment securities AFS and HTM	2,277,990	2,231,989
Loans receivable	13,719,178	15,064,849
Deposits	14,753,417	15,828,209
FHLB and FRB borrowings	795,634	2,130,000
Convertible notes, net	444	206,658
Subordinated debentures, net	108,148	106,875
Stockholders’ equity	2,112,270	2,058,580

Consolidated Regulatory Capital Ratios (5)
Common equity Tier 1 capital ratio	12.47%	10.75%
Tier 1 capital ratio	13.17%	11.36%
Total capital ratio	14.19%	12.25%
Leverage ratio (6)	10.42%	10.13%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.16%	1.09%
Allowance for credit losses to nonaccrual loans	266.70%	207.38%
Nonaccrual loans to loans receivable	0.43%	0.52%
Nonperforming loans to loans receivable	0.78%	0.53%
Nonperforming assets to total assets	0.59%	0.39%
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

	March 31, 2024	March 31, 2023
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,112,270	$2,058,580
Less: Goodwill and core deposit intangible assets, net	(467,984)	(469,728)
TCE	$1,644,286	$1,588,852

Total assets	$18,088,214	$20,568,884
Less: Goodwill and core deposit intangible assets, net	(467,984)	(469,728)
Tangible assets	$17,620,230	$20,099,156

Common shares outstanding	120,610,029	119,865,732

TCE per share	$13.63	$13.26
TCE ratio	9.33%	7.91%

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

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net income	$25,864	$39,121

Average stockholders’ equity	$2,126,333	$2,046,159
Less: Average goodwill and core deposit intangible assets, net	(468,229)	(469,992)
Average tangible equity	$1,658,104	$1,576,167

Return on average tangible equity (annualized)	6.24%	9.93%
Return on average tangible equity is calculated by dividing net income for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

Results of Operations
Overview
Net income for the first quarter of 2024 was $25.9 million, or $0.21 per diluted common share, compared with $39.1 million, or $0.33 per diluted common share, for the same period of 2023, which was a decrease of $13.3 million, or 33.9%. The year-over-year decrease in net income was primarily due to decreases in net interest income and noninterest income, offset partially by a decrease in noninterest expense.
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
Comparison of Three Months Ended March 31, 2024, with the Three Months Ended March 31, 2023
Net interest income before provision for credit losses was $115.0 million for the first quarter of 2024, compared with $133.9 million for the same period of 2023, a decrease of $18.8 million, or 14.1%. The year-over-year decrease in net interest income was driven by a higher cost of funds, an increase in the average balance of interest bearing funding, and a decrease in average loans, partially offset by expanding yields on interest earning assets and a higher average balance of interest earning cash and deposits in other banks. The year-over-year increase in interest earning asset yields and deposit costs reflected the change in market interest rates during the period. The target Federal Funds rate increased to 5.50% at March 31, 2024, up from 5.00% at March 31, 2023. The increase in the average balance of interest earning cash and deposits in other banks reflected an overall conservative approach to liquidity risk management, largely funded through the FRB’s BTFP. The banking industry underwent a disruption in the first half of 2023 related to the failures of several regional banks.
Net Interest Margin
Net interest margin is impacted by the weighted average rates earned on interest earning assets and paid on interest bearing liabilities. The net interest margin for the first quarter of 2024 was 2.55%, a decrease of 47 basis points from 3.02% for the same period of 2023. The decrease in net interest margin was primarily due to a higher cost of funds, an increase in the average balance of interest bearing funding, and a decrease in average loans, partially offset by loan yield expansion and growth in average interest earning cash and deposits at other banks.
The weighted average yield on loans increased to 6.25% for the first quarter of 2024, up 50 basis points from 5.75% for the same period of 2023. The increase in average yields was driven by the upward repricing of variable rate loans in a rising interest rate environment, and higher average rates on new loans. At March 31, 2024, variable interest rate loans made up 45% of the loan portfolio. For the three months ended March 31, 2024 and 2023, the average weighted rate on new loan originations was 8.27% and 7.53%, respectively.
The weighted average yield on investment securities for the three months ended March 31, 2024 and 2023, was 3.13% and 2.73%, respectively. The increase in average yields was primarily due to higher rates on new purchases of investment securities, and an upward repricing of variable rate investments. At March 31, 2024, 12% of the investment portfolio consisted of securities with variable coupon rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average yield on interest earning cash and deposits at other banks for the first quarter of 2024 was 5.41%, an increase of 119 basis points from 4.22% for the same period of 2023. The yield on interest earning cash and deposits at other banks is tied to the Federal Funds rate.
The weighted average cost of deposits for the first quarter of 2024 was 3.36%, an increase of 99 basis points from 2.37% for the same period of 2023. The year-over-year increase in the cost of deposits was driven by rising market interest rates, a remix of deposits into higher-cost categories, and increased competition for deposits.

The weighted average cost of FHLB and FRB borrowings for the first quarter of 2024 was 4.27%, an increase of 25 basis points from 4.02% for the same period of 2023. The year-over-year increase in the cost of FHLB and FRB borrowings was a result of the overall increase in market interest rates.
The weighted average cost of convertible notes for the first quarter of 2024 was 2.00%, a decrease of 44 basis points from 2.44% for the same period of 2023. The cost of convertible notes consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance costs prior to June 30, 2023. The capitalized issuance costs were fully amortized at March 31, 2024, and the cost is expected to continue to consist solely of the coupon rate going forward.
The weighted average cost of subordinated debentures for the first quarter of 2024 was 10.41%, an increase of 95 basis points from 9.46% for the same period of 2023. The subordinated debentures have variable interest rates that are tied to the three-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”) rate, and the three-month LIBOR rate prior to LIBOR cessation at June 2023. The cost increased alongside the year-over-year increase in LIBOR and SOFR rates.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,746,219	$213,626	6.25%	$15,235,386	$215,935	5.75%
Investment securities AFS and HTM(3)	2,317,154	18,049	3.13%	2,248,479	15,125	2.73%
Interest earning cash and deposits at other banks	2,019,769	27,183	5.41%	473,344	4,922	4.22%
FHLB stock and other investments	48,136	816	6.82%	47,043	695	5.99%
Total interest earning assets	18,131,278	259,674	5.76%	18,004,252	236,677	5.33%
Total noninterest earning assets	1,009,497			1,082,918
Total assets	$19,140,775			$19,087,170

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$5,072,782	$50,145	3.98%	$5,597,251	$42,226	3.06%
Time deposits	5,985,501	73,888	4.96%	5,543,369	50,122	3.67%
Total interest bearing deposits	11,058,283	124,033	4.51%	11,140,620	92,348	3.36%
FHLB and FRB borrowings	1,683,334	17,853	4.27%	676,444	6,698	4.02%
Convertible notes, net	444	2	2.00%	217,114	1,322	2.44%
Subordinated debentures, net	104,049	2,739	10.41%	102,791	2,431	9.46%
Total interest bearing liabilities	12,846,110	144,627	4.53%	12,136,969	102,799	3.44%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,803,870			4,662,081
Other liabilities	364,462			241,961
Stockholders’ equity	2,126,333			2,046,159
Total liabilities and stockholders’ equity	$19,140,775			$19,087,170

Net interest income/net interest spread (not annualized)		$115,047	1.23%		$133,878	1.89%
Net interest margin			2.55%			3.02%
Cost of deposits			3.36%			2.37%
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

	Three Months Ended March 31, 2024 over March 31, 2023
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(2,309)	$19,004	$(21,313)
Investment securities AFS and HTM	2,924	2,425	499
Interest earning cash and deposits at other banks	22,261	1,778	20,483
FHLB stock and other investments	121	104	17
Total interest income	$22,997	$23,311	$(314)
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$7,919	$13,325	$(5,406)
Time deposits	23,766	19,396	4,370
FHLB and FRB borrowings	11,155	448	10,707
Convertible notes, net	(1,320)	(273)	(1,047)
Subordinated debentures, net	308	275	33
Total interest expense	$41,828	$33,171	$8,657
NET INTEREST INCOME	$(18,831)	$(9,860)	$(8,971)

Provision for Credit Losses
The provision for credit losses reflects management’s assessment of the current period cost associated with credit risk inherent in the loan portfolio. The provision for credit losses for each period includes provision for credit loss on loans and provision for unfunded loans commitments. Provision for credit loss on loans is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, examinations of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit loss on loans represents the amount charged against current period earnings to achieve an allowance for credit losses that, in management’s judgment, is adequate to absorb probable lifetime losses inherent in the loan portfolio. Provision for unfunded loan commitments is based on the estimated future funding of loan commitments. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses and allowance for unfunded loan commitments, and actual credit losses may vary in material respects from current estimates. If the allowances are inadequate, we may be required to record additional provisions, which may have a material and adverse effect on business, financial condition, and results of operations.
The provision for credit losses for the first quarter of 2024 was $2.6 million, a decrease of $720 thousand from $3.3 million for the same period of the prior year. The provision for credit losses includes both provision for credit loss on loans and provision for unfunded loan commitments. The year-over-year decrease in provision for credit losses was largely due to the recapture of provision for unfunded loan commitments of $1.0 million for the first quarter of 2024, due to a decline in the estimated future funding of loan commitments. This compares to a provision for unfunded loan commitments of $1.6 million for the first quarter of 2023. The provision for credit loss on loans totaled $3.6 million for the three months ended March 31, 2024, compared with $1.7 million for the three months ended March 31, 2023. The year-over-year increase to the provision for credit loss on loans was due to charge offs, partially offset by the lower balance of loans receivable.
The allowance for credit losses coverage ratio was 1.16% of loans receivable at March 31, 2024, compared with 1.09% at March 31, 2023.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer fees, swap fee income, net gains on sales of loans, and other income and fees. Noninterest income for the first quarter of 2024 was $8.3 million, compared with $11.0 million for the same period of 2023, a decrease of $2.7 million, or 24.5%.
Noninterest income by category is summarized in the table below:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,587	$2,221	$366	16.5%
International service fees	1,035	1,088	(53)	(4.9)%
Wire transfer fees	812	773	39	5.0%
Swap fees	143	42	101	240.5%
Net gains on sales of SBA loans	—	2,225	(2,225)	(100.0)%
Net gains on sales of residential mortgage loans	73	64	9	14.1%
Other income and fees	3,636	4,565	(929)	(20.4)%
Total noninterest income	$8,286	$10,978	$(2,692)	(24.5)%

The year-over-year decrease in noninterest income was primarily attributable to lower net gains on sales of SBA loans and other income and fees.
During the three months ended March 31, 2024, we did not sell SBA guaranteed loans and, consequently, recorded no in net gains on sale of SBA loans. During the three months ended March 31, 2023, we sold $40.7 million in SBA guaranteed loans and recorded $2.2 million in net gains on sale of SBA loans. We elected not to sell any SBA 7(a) loans starting in the second half of 2023, retaining loan production on our balance sheet instead.
During the three months ended March 31, 2024, we sold $6.2 million in residential mortgage loans and recorded $73 thousand in net gains on sale of residential mortgage loans. During the three months ended March 31, 2023, we sold $7.3 million in residential mortgage loans and recorded $64 thousand in net gains on sale of residential mortgage loans.
During the three months ended March 31, 2023, other income and fees included $500 thousand in fee income from our investment services line that was eliminated after 2023 due to restructuring, and a $236 thousand gain on debt extinguishment from our repurchase of convertible notes, which did not recur in the same period of 2024.

Noninterest Expense
Noninterest expense for the first quarter of 2024 was $84.8 million, a decrease of $3.9 million, or 4.4%, from $88.7 million for the first quarter of 2023.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$47,836	$57,169	$(9,333)	(16.3)%
Occupancy	6,786	7,521	(735)	(9.8)%
Furniture and equipment	5,340	5,058	282	5.6%
Data processing and communications	2,990	2,822	168	6.0%
Professional fees	2,518	1,543	975	63.2%
Amortization of investments in affordable housing partnerships	2,134	1,716	418	24.4%
FDIC assessments	2,926	1,781	1,145	64.3%
FDIC special assessment	1,000	—	1,000	100.0%
Earned interest credit	5,834	4,427	1,407	31.8%
Restructuring costs	143	—	143	100.0%
Merger related costs	1,044	—	1,044	100.0%
Other	6,288	6,697	(409)	(6.1)%
Total noninterest expense	$84,839	$88,734	$(3,895)	(4.4)%
The year-over-year decrease in noninterest expense was primarily driven by lower salaries and employee benefits expense.
Salaries and employee benefits expense decreased $9.3 million, or 16.3%, for the first quarter of 2024, compared with the same period of 2023, reflecting the realized cost savings from a reduced total headcount related to the restructuring in 2023. The number of full-time equivalent employees decreased to 1,227 at March 31, 2024, down from 1,467 at March 31, 2023.
FDIC assessments expense increased by $1.1 million, or 64.3%, for the three months ended March 31, 2024, compared with the same period of 2023. The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. In 2023, the FDIC annual base assessment rate increased by two basis points industry-wide. In addition, in November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate will be applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. In February 2024, the FDIC informed banks of an increase from the original estimate related to this special assessment. The increase in FDIC assessment fees for the three months ended March 31, 2024, compared with 2023 was due primarily to the aforementioned increased annual base assessment rate and an additional $1.0 million accrued for the special assessment.
Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates and have increased with the increases in the Federal Funds rate since mid-2022. Earned interest credits increased to $5.8 million for the first quarter of 2024, compared with $4.4 million for the same period in 2023.
Merger related costs of $1.0 million for the three months ended March 31, 2024, mostly relate to professional fees for the definitive merger agreement with Territorial Bancorp, Inc. announced in April 2024. See Note 20 - “Subsequent Events” for additional information regarding the merger.

Provision for Income Taxes
Income tax provision expense was $10.0 million for the three months ended March 31, 2024, compared with $13.7 million for the same period of 2023. The effective income tax rate for the three months ended March 31, 2024, was 27.94%, compared with 25.91% for the same period of 2023.
We invest in affordable housing partnerships and receive CRA credits and tax credits that reduce the overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three months ended March 31, 2024, total tax credits related to our investment in affordable housing partnerships were approximately $2.1 million. This compares with approximately $2.0 million in tax credits related to our investment in affordable housing partnerships for the same period in 2023. The balance of investments in affordable housing partnerships increased to $52.3 million at March 31, 2024, from $46.0 million at March 31, 2023.

Financial Condition
At March 31, 2024, total assets were $18.09 billion, a decrease of $1.04 billion, or 5.5%, from $19.13 billion at December 31, 2023. The decrease in total assets was primarily due to decreases in cash and cash equivalents, loans receivable, and investment securities during the three months ended March 31, 2024.
Cash and Cash Equivalents
Cash and cash equivalents of $1.19 billion at March 31, 2024, was down from $1.93 billion at December 31, 2023, primarily reflecting the payoff of $1.00 billion of our BTFP borrowings with existing cash in the three months ended March 31, 2024.
Investment Securities Portfolio
At March 31, 2024, we had $2.02 billion in investment securities AFS, compared with $2.15 billion at December 31, 2023. The net unrealized loss on the investment securities AFS at March 31, 2024, was $298.5 million, compared with a net unrealized loss on securities AFS of $284.7 million at December 31, 2023. The year-to-date increase in net unrealized loss position reflected movements in market interest rates. At March 31, 2024, we had $261.6 million in investment securities HTM, compared with $263.9 million at December 31, 2023. We have the ability and intent to hold securities classified as HTM to maturity.
During the three months ended March 31, 2024, $37.2 million in investment securities were purchased, $37.0 million in investment securities were paid down, and $117.7 million in investment securities matured or were called.
We performed an analysis on our investment securities in unrealized loss positions at March 31, 2024 and December 31, 2023, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At March 31, 2024, we also had five asset-backed securities, six corporate securities, and 58 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because full payment of principal and interest is expected.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at March 31, 2024, totaled $43.9 million, an increase of $175 thousand, or 0.4%, from $43.8 million at December 31, 2023.
At March 31, 2024 and December 31, 2023, total equity investments with readily determinable fair values totaled $4.3 million and $4.4 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $39.6 million and $39.4 million in equity investments without readily determinable fair values at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, equity investments without readily determinable fair values included $38.2 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three months ended March 31, 2024 and 2023.

Loans Held For Sale
Loans held for sale at March 31, 2024, totaled $2.8 million, compared with $3.4 million at December 31, 2023. Loans held for sale at March 31, 2024, comprised $2.3 million in CRE loans and $476 thousand in residential mortgage loans. At December 31, 2023, loans held for sale consisted of $2.3 million in CRE loans and $1.1 million in residential mortgage loans. During the three months ended March 31, 2024, we sold $6.2 million in loans, all of which were residential mortgage loans.
Loans Receivable
At March 31, 2024, loans receivable totaled $13.72 billion, a decrease of $134.4 million, or 1.0%, from $13.85 billion at December 31, 2023. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	March 31, 2024		December 31, 2023
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,707,673	64%	$8,797,884	64%
C&I loans	4,041,063	29%	4,135,044	30%
Residential mortgage loans	936,035	7%	883,687	6%
Consumer and other loans	34,407	—%	37,004	—%
Total loans receivable, net of deferred costs and fees	13,719,178	100%	13,853,619	100%
Allowance for credit losses	(158,758)		(158,694)
Loans receivable, net of allowance for credit losses	$13,560,420		$13,694,925
The year-to-date decrease in our total loans receivable was primarily due to declines in CRE and C&I loans as loan payoffs and paydowns exceeded new origination volume, reflecting, in part, our prudent approach to loan growth and lower customer demand in a high interest rate environment. The decreases were partially offset by an increase in residential mortgage loans over the same period.
Lines of credit or loan commitments to business customers are not normally made for periods longer than one year. The same credit policies are used in making commitments and conditional obligations as for providing loan facilities to customers. Annual reviews of such commitments are performed prior to renewal.
The following table shows loan commitments and letters of credit outstanding as of the dates indicated:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$2,105,176	$2,274,239
Standby letters of credit	132,811	132,132
Other commercial letters of credit	30,645	51,983
Total loan commitments and letters of credit	$2,268,632	$2,458,354

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $106.8 million at March 31, 2024, compared with $45.5 million at December 31, 2023. The increase in nonperforming assets was largely driven by one relationship consisting of three commercial real estate loans. These loans are fully secured and sales agreements are in place for the collateral properties. The ratio of nonperforming assets to total assets increased to 0.59% at March 31, 2024, from 0.24% at December 31, 2023. Nonaccrual loans to loans receivable increased to 0.43% at March 31, 2024, from 0.33% at December 31, 2023.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans (1)	$59,526	$45,204
Accruing delinquent loans past due 90 days or more	47,290	261
Total nonperforming loans	106,816	45,465
OREO	—	63
Total nonperforming assets	$106,816	$45,528

Nonaccrual loans to loans receivable	0.43%	0.33%
Nonperforming loans to loans receivable	0.78%	0.33%
Nonperforming assets to total assets	0.59%	0.24%
Allowance for credit losses to nonaccrual loans	266.70%	351.06%
Allowance for credit losses to nonperforming loans	148.63%	349.05%
Allowance for credit losses to nonperforming assets	148.63%	348.56%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $10.9 million at March 31, 2024, and $11.4 million at December 31, 2023.
Allowance for Credit Losses
The ACL was $158.8 million at March 31, 2024, compared with $158.7 million at December 31, 2023. The ACL was 1.16% and 1.15% of loans receivable at March 31, 2024 and December 31, 2023, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at March 31, 2024 and December 31, 2023, totaled $4.8 million and $5.7 million, respectively.
The third-party economic forecast used in the calculation at March 31, 2024, was relatively unchanged compared to the forecast used at December 31, 2023.
The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
CRE loans	$90,823	$93,940
C&I loans	55,465	51,291
Residential mortgage loans	11,942	12,838
Consumer and other loans	528	625
Total	$158,758	$158,694

Allowance for credit losses to loans receivable	1.16%	1.15%

Our ACL coverage ratio at March 31, 2024, increased to 1.16%, up from 1.15% at December 31, 2023. The increase in total ACL at March 31, 2024, compared with December 31, 2023, consisted of increases in ACL for both individually and collectively evaluated loans. The decrease in CRE ACL was primarily due to lower CRE loan balances from December 31, 2023 to March 31, 2024, which was offset by increases in ACL for C&I and residential mortgage loans due to weakening projected macroeconomic variables.
The following table presents the provisions for credit losses on loans, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
LOANS:
Average loans	$13,746,219	$15,235,386
Loans receivable (end of period)	$13,719,178	$15,064,849

ALLOWANCE:
Balance, beginning of period	$158,694	$162,359
Less loan charge offs:
CRE loans	(38)	—
C&I loans	(4,619)	(440)
Consumer and other loans	(63)	(55)
Total loan charge offs	(4,720)	(495)
Plus loan recoveries:
CRE loans	535	69
C&I loans	547	284
Consumer and other loans	102	34
Total loan recoveries	1,184	387
Net loan charge offs	(3,536)	(108)
ASU 2022-02 day 1 adjustment	—	(407)
Provision for credit loss on loans	3,600	1,700
Balance, end of period	$158,758	$163,544

Net loan charge offs to average loans*	0.10%	0.00%
Allowance for credit losses to loans receivable at end of period	1.16%	1.09%

__________________________________
*    Annualized
Net loan charge offs as a percentage of average loans were 0.10% and 0.00%, annualized, for the three months ended March 31, 2024 and 2023, respectively. Net loan charge offs for the three months ended March 31, 2024, primarily reflected C&I loan charge offs totaling $4.6 million.
We believe the ACL at March 31, 2024, was adequate to absorb lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of the banking industry disruption, rising or continued elevated levels of inflation, potential economic recession, and the wars in the Gaza Strip and Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.
At March 31, 2024, we had $48.7 million in accrued interest receivables on loans, compared with $49.3 million at December 31, 2023.

Investments in Affordable Housing Partnerships
At March 31, 2024, we had $52.3 million in investments in affordable housing partnerships, compared with $54.5 million at December 31, 2023. The decrease in investments in affordable housing partnerships was a result of amortization during the three months ended March 31, 2024. Commitments to fund investments in affordable housing partnerships totaled $20.7 million at March 31, 2024, compared with $21.0 million at December 31, 2023.
OREO
At March 31, 2024, OREO, net totaled $0, compared with $63 thousand at December 31, 2023. During the three months ended March 31, 2024, there were no loans transferred to OREO and we sold one OREO property with a carrying balance of $63 thousand. OREO are presented on the balance sheet net of OREO valuation allowances.
Deposits, Borrowings, and Convertible Notes
Deposits
Deposits are our primary source of funds used in lending and investment activities. At March 31, 2024, total deposits were $14.75 billion, unchanged from $14.75 billion at December 31, 2023. Demand deposits decreased $262.4 million and time deposits decreased $179.0 million during the three months ended March 31, 2024, while money market, NOW accounts, and savings deposits increased $441.0 million during the three months ended March 31, 2024. The stability of our total deposit balances was due to a planned reduction of brokered time deposits which was offset by growth in customer deposits.
At March 31, 2024, 24.7% of total deposits were noninterest bearing demand deposits, 39.3% were time deposits, and 36.0% were interest bearing money market, NOW accounts, and savings deposits. At December 31, 2023, 26.5% of total deposits were noninterest bearing demand deposits, 40.5% were time deposits, and 33.0% were interest bearing money market, NOW accounts, and savings deposits.
At March 31, 2024, we had $1.42 billion in brokered deposits and $300.0 million in California State Treasurer deposits, down from $1.54 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2023. The year-to-date decrease in brokered deposits reflected a planned reduction in brokered time deposits. The California State Treasurer time deposits at March 31, 2024, had original maturities of six months, a weighted average interest rate of 5.41%, and were collateralized with securities with a total fair value of $211.6 million and a $150.0 million letter of credit issued by the FHLB. At March 31, 2024, time deposits of more than $250 thousand totaled $2.29 billion, compared with $2.24 billion at December 31, 2023.
The Bank’s estimated insured deposits at March 31, 2024, were equivalent to approximately 60% of the Bank’s total deposits, compared with approximately 62% at December 31, 2023. The Bank’s estimated uninsured deposits at March 31, 2024, totaled $5.91 billion (40% of deposits), an increase from $5.67 billion (38% of deposits) at December 31, 2023. Uninsured deposits are estimated based on the portion of account balances in excess of FDIC insurance limits.
The following is a schedule of time deposit maturities at March 31, 2024:

	March 31, 2024
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,653,676	29%
Over three months through six months	1,441,804	25%
Over six months through nine months	1,391,873	24%
Over nine months through twelve months	1,189,952	20%
Over twelve months	110,456	2%
Total time deposits	$5,787,761	100%

FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funding. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At March 31, 2024, borrowings totaled $795.6 million, consisting of $100.0 million in FHLB borrowings and $695.6 million in FRB borrowings, compared with $1.80 billion in borrowings at December 31, 2023, consisting of $100.0 million in FHLB borrowings and $1.70 in FRB borrowings. At March 31, 2024 and December 31, 2023, the weighted average remaining maturity of total FHLB and FRB borrowings was less than one month and three months, respectively. At March 31, 2024, FRB borrowings comprised $695.6 million in borrowings from the BTFP at a weighted average rate of 4.61% maturing in the second quarter of 2024. We paid off $1.00 billion in BTFP borrowings in the three months ended March 31, 2024, resulting in cash and cash equivalent levels decreasing to $1.19 billion at March 31, 2024, from $1.93 billion at December 31, 2023.
We did not have federal funds purchased at March 31, 2024, and December 31, 2023.
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $108.1 million at March 31, 2024, and $107.8 million at December 31, 2023. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date (see Note 10—“Convertible Notes and Subordinated Debentures” for additional information regarding the subordinated debentures issued).
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock and pay interest on a semi-annual basis. The net carrying balance of convertible notes at both March 31, 2024 and December 31, 2023, was $444 thousand. In 2023, we repurchased notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. No notes were repurchased or paid off in the three months ended March 31, 2024.
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
Total stockholders’ equity was $2.11 billion at March 31, 2024, compared with $2.12 billion at December 31, 2023. During the three months ended March 31, 2024, stockholders’ equity decreased by $9.0 million due to an increase in accumulated other comprehensive loss of $17.5 million and dividends paid of $16.8 million, partially offset by net income earned of $25.9 million, and an increase in additional paid-in capital consisting of $479 thousand in stock-based compensation. The increase in accumulated other comprehensive loss from December 31, 2023 to March 31, 2024, reflected an increase in unrealized losses on our investment securities AFS due to changes in market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. We had $35.3 million remaining of the $50.0 million stock repurchase plan at both March 31, 2024 and December 31, 2023.

At March 31, 2024 and December 31, 2023, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the tables below.

	March 31, 2024
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,872,360	12.47%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,976,607	13.17%	N/A	N/A
Total capital (to risk-weighted assets)	$2,130,033	14.19%	N/A	N/A
Leverage capital (to average assets)	$1,976,607	10.42%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,948,503	12.99%	6.50%	6.49%
Tier 1 capital (to risk-weighted assets)	$1,948,503	12.99%	8.00%	4.99%
Total capital (to risk-weighted assets)	$2,101,929	14.01%	10.00%	4.01%
Leverage capital (to average assets)	$1,948,503	10.27%	5.00%	5.27%

	December 31, 2023
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,869,774	12.28%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,973,698	12.96%	N/A	N/A
Total capital (to risk-weighted assets)	$2,120,157	13.92%	N/A	N/A
Leverage capital (to average assets)	$1,973,698	10.11%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,940,303	12.75%	6.50%	6.25%
Tier 1 capital (to risk-weighted assets)	$1,940,303	12.75%	8.00%	4.75%
Total capital (to risk-weighted assets)	$2,086,762	13.71%	10.00%	3.71%
Leverage capital (to average assets)	$1,940,303	9.94%	5.00%	4.94%

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
At March 31, 2024, our total borrowing capacity, cash and cash equivalents, and unpledged securities totaled $7.69 billion, compared with $7.66 billion at December 31, 2023. At March 31, 2024, our borrowing capacity comprised $4.21 billion from the FHLB ($4.11 billion unused and available to borrow), $1.35 billion from the FRB ($653.5 million unused and available to borrow), and $311.8 million of Fed funds facilities with other banks (entirely unused). At March 31, 2024, our total remaining available borrowing capacity was $5.07 billion. In addition to these lines, cash and cash equivalents, interest earning cash deposits and deposits with other banks totaled $1.19 billion, and unpledged investment securities AFS amounted to $1.43 billion. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
Interest Rate Sensitivity
One of the methods used to monitor interest rate risk is the use of a net interest income simulation model. In order to measure, at March 31, 2024, the sensitivity of forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. Scenarios included parallel and non-parallel interest rate shifts, instantaneous shocks and ramps. Scenarios were based on adjusted balance sheets that incorporated assumptions related to asset prepayment and time deposit withdrawal speeds, noninterest bearing deposit migration, and estimated deposit betas. Deposit betas represent the change in the rates paid on deposits against a change in benchmark interest indices. The net interest income simulation model does not represent a forecast of the Company’s net interest income but is a tool utilized to assess the impact of changing market interest rates across a range of market interest rate environments. As a result, actual results will differ from simulated results for multiple reasons, which may include actual balance sheet composition differences, timing, magnitude and frequency of interest rate changes, deviations from projected customer behavioral assumptions, and changes in market conditions or management strategies.
Another application of the simulation model is the economic value of equity. This analysis assesses the changes in the market values of interest rate sensitive financial instruments that would occur in response to changes in benchmark interest rates, under varying scenarios.

The hypothetical impacts on net interest income and economic value of equity from parallel changes in market interest rates, over a 12-month ramp, using an adjusted balance sheet and an implied forward interest rate curve, as projected by the simulation model are illustrated in the following table. The net interest income sensitivity analysis illustrates the impact of forecast net interest income over a one-year time horizon. The economic value of equity volatility is a point-in-time analysis of balance sheet and off-balance sheet positions that incorporates the cash flows over their estimated remaining lives.

	March 31, 2024		March 31, 2023
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Economic Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Economic Value Of Equity Volatility

+ 300 basis points	0.80%	(19.70)%	16.00%	(7.30)%
+ 100 basis points	0.60%	(5.90)%	5.20%	(1.50)%
- 100 basis points	(2.10)%	2.70%	(5.40)%	0.20%
- 300 basis points	(6.80)%	2.30%	(16.60)%	(5.00)%

The simulation results presented in the table above are based on an adjusted balance sheet as of March 31, 2024, which reflects changes to loan prepayment speeds, deposit mix changes, early withdrawal assumptions for time deposits, and attrition assumptions for non-maturity deposit, but does not reflect growth that would occur in a dynamic environment of rising or falling interest rates. The adjusted balance sheet at March 31, 2023, reflects the same assumptions, except those of deposit mix change and time deposit early withdrawals. The simulation results are based on a parallel shift off of base interest rates as of March 31, 2024, and March 31, 2023, using an implied forward interest rate curve. The upper limit of the Federal Funds target range was 5.50% as of March 31, 2024, and 5.00% as of March 31, 2023. The year-over-year change in interest rates and the composition of the balance sheet impacted the dollar amount of the base interest income, the replacement yields and rates for maturing assets and liabilities, and the deposit beta assumptions utilized in the simulation model. Future actual performance will be dependent on market conditions, the level of competition for deposits, the magnitude of continued interest rate increases, and the timing and magnitude of eventual interest rate decreases.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $450 thousand at March 31, 2024. It is reasonably possible the Company may incur losses in excess of our accrued loss contingency. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

Item 1A.Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2023. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2023, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on the Company’s business, financial condition, results of operations, and stock price.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2024.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended March 31, 2024.
The following table summarizes share repurchase activities during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
January 1, 2024 to January 31, 2024	—	$—	—	$35,333
February 1, 2024 to February 29, 2024	—	—	—	35,333
March 1, 2024 to March 31, 2024	—	—	—	35,333
Total	—	$—	—

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

HOPE BANCORP, INC.

Date:	May 7, 2024	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	May 7, 2024	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer