Form 10-Q
period 2024-06-30
HOPE BANCORP INC
filed 2024-08-06
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At July 31, 2024, there were 120,731,627 shares of Hope Bancorp, Inc. common stock outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$187,817	$172,813
Interest earning cash in other banks	466,227	1,756,154
Total cash and cash equivalents	654,044	1,928,967
Investment securities available for sale (“AFS”), at fair value	1,914,791	2,145,059
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $237,621 and $250,518 at June 30, 2024 and December 31, 2023, respectively	258,068	263,912
Equity investments	44,278	43,750
Loans held for sale, at lower of cost or fair value	68,316	3,408
Loans receivable, net of allowance for credit losses of $156,019 and $158,694 at June 30, 2024 and December 31, 2023, respectively	13,410,983	13,694,925
Other real estate owned (“OREO”), net	—	63
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,250
Premises and equipment, net	50,919	50,611
Accrued interest receivable	57,645	61,720
Deferred tax assets, net	143,343	135,215
Bank owned life insurance (“BOLI”)	89,917	89,061
Investments in affordable housing partnerships	50,057	54,474
Operating lease right-of-use assets (“ROU”), net	41,922	46,611
Goodwill	464,450	464,450
Core deposit intangible assets, net	3,133	3,935
Servicing assets, net	8,984	9,631
Other assets	96,991	118,480
Total assets	$17,375,091	$19,131,522

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,671,192	$3,914,967
Interest bearing:
Money market and NOW accounts	4,118,651	4,169,543
Savings deposits	789,209	702,486
Time deposits	6,132,419	5,966,757
Total deposits	14,711,471	14,753,753
FHLB and Federal Reserve Bank (“FRB”) borrowings	170,000	1,795,726
Convertible notes and subordinated debentures, net	108,918	108,269
Accrued interest payable	86,779	168,174
Operating lease liabilities	47,104	52,670
Commitments to fund investments in affordable housing partnerships	18,345	21,017
Other liabilities	121,192	110,670
Total liabilities	$15,263,809	$17,010,279
Commitments and contingent liabilities (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 150,000,000 authorized shares at June 30, 2024 and December 31, 2023, respectively: issued and outstanding 138,114,177 and 120,731,342 shares, respectively, at June 30, 2024, and issued and outstanding 137,509,621 and 120,126,786 shares, respectively, at December 31, 2023	$138	$138
Additional paid-in capital	1,440,963	1,439,963
Retained earnings	1,167,978	1,150,547
Treasury stock, at cost; 17,382,835 and 17,382,835 shares at June 30, 2024 and December 31, 2023, respectively	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(233,130)	(204,738)
Total stockholders’ equity	2,111,282	2,121,243
Total liabilities and stockholders’ equity	$17,375,091	$19,131,522

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$209,683	$225,671	$423,309	$441,606
Interest on investment securities	16,829	15,534	34,878	30,659
Interest on cash and deposits at other banks	5,284	25,295	32,467	30,217
Interest on other investments	805	684	1,621	1,379
Total interest income	232,601	267,184	492,275	503,861
INTEREST EXPENSE:
Interest on deposits	122,577	109,724	246,610	202,072
Interest on FHLB and FRB borrowings	1,430	23,622	19,283	30,320
Interest on other borrowings and debt	2,734	3,149	5,475	6,902
Total interest expense	126,741	136,495	271,368	239,294
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	105,860	130,689	220,907	264,567
PROVISION FOR CREDIT LOSSES	1,400	9,010	4,000	12,330
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	104,460	121,679	216,907	252,237
NONINTEREST INCOME:
Service fees on deposit accounts	2,681	2,325	5,268	4,546
International service fees	696	854	1,730	1,942
Wire transfer and foreign currency fees	974	850	1,786	1,623
Swap fees	25	674	168	716
Net gains on sales of SBA loans	1,980	1,872	1,980	4,097
Net gains on sales of investment securities AFS	425	—	425	—
Other income and fees	4,290	10,439	8,000	15,068
Total noninterest income	11,071	17,014	19,357	27,992
NONINTEREST EXPENSE:
Salaries and employee benefits	44,107	52,305	91,684	109,474
Occupancy	6,906	6,967	13,692	14,488
Furniture and equipment	5,475	5,393	10,815	10,451
Data processing and communications	2,997	2,917	5,987	5,739
Professional fees	2,191	1,416	4,710	2,959
Amortization of investments in affordable housing partnerships	2,284	1,912	4,417	3,628
FDIC assessments	3,003	4,691	5,929	6,472
FDIC special assessment	(309)	—	691	—
Earned interest credit expense	6,139	5,090	11,973	9,517
Restructuring-related costs	576	—	978	—
Merger-related costs	1,589	—	2,633	—
Other noninterest expense	6,029	6,532	12,317	13,229
Total noninterest expense	80,987	87,223	165,826	175,957
INCOME BEFORE INCOME TAXES	34,544	51,470	70,438	104,272
INCOME TAX PROVISION	9,274	13,448	19,304	27,129
NET INCOME	$25,270	$38,022	$51,134	$77,143
EARNINGS PER COMMON SHARE
Basic	$0.21	$0.32	$0.42	$0.64
Diluted	$0.21	$0.32	$0.42	$0.64

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income	$25,270	$38,022	$51,134	$77,143
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities AFS	(9,381)	(31,071)	(23,115)	144
Change in unrealized net holding (losses) gains on interest rate contracts used in cash flow hedges	(2,750)	13,653	(10,936)	7,715
Reclassification adjustments for net gains realized in net income	(3,241)	(3,322)	(6,172)	(5,060)
Tax effect	4,520	6,113	11,831	(826)
Other comprehensive (loss) income, net of tax	(10,852)	(14,627)	(28,392)	1,973
Total comprehensive income	$14,418	$23,395	$22,742	$79,116

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, MARCH 31, 2023	119,865,732	$137	$1,430,977	$1,106,390	$(264,667)	$(214,257)	$2,058,580
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	149,156						—
Stock-based compensation, net of tax settlements			2,811				2,811
Cash dividends declared on common stock ($0.14 per share)				(16,788)			(16,788)
Comprehensive income:
Net income				38,022			38,022
Other comprehensive loss						(14,627)	(14,627)
BALANCE, JUNE 30, 2023	120,014,888	$137	$1,433,788	$1,127,624	$(264,667)	$(228,884)	$2,067,998

BALANCE, MARCH 31, 2024	120,610,029	$138	$1,439,484	$1,159,593	$(264,667)	$(222,278)	$2,112,270
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	121,313						—
Stock-based compensation, net of tax settlements			1,479				1,479
Cash dividends declared on common stock ($0.14 per share)				(16,885)			(16,885)
Comprehensive income:
Net income				25,270			25,270
Other comprehensive loss						(10,852)	(10,852)
BALANCE, JUNE 30, 2024	120,731,342	$138	$1,440,963	$1,167,978	$(264,667)	$(233,130)	$2,111,282

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2022	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
Adoption of ASU 2022-02				407			407
Adoption of ASU 2022-02 tax adjustment				(120)			(120)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	519,679						—
Stock-based compensation, net of tax settlements			2,785				2,785
Cash dividends declared on common stock ($0.28 per share)				(33,518)			(33,518)
Comprehensive income:
Net income				77,143			77,143
Other comprehensive income						1,973	1,973
BALANCE, JUNE 30, 2023	120,014,888	$137	$1,433,788	$1,127,624	$(264,667)	$(228,884)	$2,067,998

BALANCE, DECEMBER 31, 2023	120,126,786	$138	$1,439,963	$1,150,547	$(264,667)	$(204,738)	$2,121,243
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	604,556						—
Stock-based compensation, net of tax settlements			1,000				1,000
Cash dividends declared on common stock ($0.28 per share)				(33,703)			(33,703)
Comprehensive income:
Net income				51,134			51,134
Other comprehensive loss						(28,392)	(28,392)
BALANCE, JUNE 30, 2024	120,731,342	$138	$1,440,963	$1,167,978	$(264,667)	$(233,130)	$2,111,282

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,134	$77,143
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	18,085	17,802
Stock-based compensation expense	4,424	5,734
Provision for credit losses	4,000	12,330
Distribution gain from investment in affordable housing partnerships	—	(5,819)
Net gains on sales of loans	(2,190)	(4,018)
Net change in fair value of derivatives	(8,162)	(6,919)
Gain on debt extinguishment	—	(405)
Net change in deferred income taxes	3,701	3,164
Proceeds from sales of loans held for sale	46,372	57,348
Originations of loans held for sale	(49,577)	(46,732)
Originations of servicing assets	(749)	(1,849)
Net change in accrued interest receivable	4,075	(6,239)
Net change in other assets	10,512	(484)
Net change in accrued interest payable	(81,395)	82,568
Net change in other liabilities	3,815	18,794
Net cash provided by operating activities	4,045	202,418

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of interest earning deposits in other financial institutions	—	735
Investment securities available for sale:
Purchase of securities	(80,291)	(180,758)
Proceeds from matured, called, or paid-down securities	193,610	234,135
Proceeds from sales and calls of securities available for sale	92,587	—
Investment securities held to maturity:
Purchase of securities	—	(5,545)
Proceeds from matured, called, or paid-down securities	7,834	8,680
Purchase of equity investments	(779)	(569)
Proceeds from sales of other loans held for sale previously classified as held for investment	21,412	206,993
Net change in loans receivable	199,050	325,044
Proceeds from sales of OREO	63	1,209
Purchase of FHLB stock	—	(4,650)
Redemption of FHLB stock	—	6,030
Purchase of premises and equipment	(4,647)	(7,719)
Purchase of BOLI policy	—	(11,000)
Proceeds from BOLI death benefits	—	587
Investments in affordable housing partnerships	(2,672)	(2,470)
Net cash provided by investing activities	426,167	570,702

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(42,282)	(119,449)
Proceeds from FHLB advances	300,000	5,250,000
Repayment of FHLB advances	(300,000)	(5,750,000)
Proceeds from FRB borrowings	786,100	35,896,000
Repayment of FRB borrowings	(2,411,826)	(34,001,000)
Repurchase of convertible notes	—	(19,534)
Repayment of convertible notes	—	(197,107)
Cash dividends paid on common stock	(33,703)	(33,518)
Taxes paid in net settlement of restricted stock	(3,424)	(2,949)
Net cash (used in) provided by financing activities	(1,705,135)	1,022,443

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,274,923)	1,795,563
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,928,967	506,776
CASH AND CASH EQUIVALENTS, END OF PERIOD	$654,044	$2,302,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$352,114	$155,761
Income taxes paid	20,632	5,069

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	$81,130	$237,259
Transfer from loans held for sale to loans receivable	—	22,400
Lease liabilities arising from obtaining ROU assets	2,058	6,113

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At June 30, 2024, the Bank had 48 branches and nine loan production offices in California, New York, Texas, Washington, Illinois, New Jersey, Virginia, Georgia, Alabama, Colorado and Oregon, as well a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
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
On April 26, 2024, the Company entered into a merger agreement with Territorial Bancorp Inc. (“Territorial”), headquartered in Honolulu, Hawaii. Under the terms of the merger agreement, Territorial will merge with and into the Company, immediately followed by the merger of Territorial’s subsidiary bank, Territorial Savings Bank, with and into the Company’s subsidiary bank, Bank of Hope. Upon completion of the transaction, Territorial shareholders will receive a fixed exchange ratio of 0.8048 shares of the Company’s common stock in exchange for each share of Territorial common stock they own. Based on the closing price of the Company’s common stock on April 26, 2024, this represented a value of $8.82 per share of Territorial common stock, although the actual value will be determined upon the completion of the merger.
The transaction is expected to close by year-end 2024, subject to regulatory approvals, the approval of Territorial shareholders, and the satisfaction of other customary closing conditions. Following the completion of the transaction, the legacy Territorial franchise in Hawaii will continue to do business under the Territorial Savings Bank brand, as a trade name of Bank of Hope.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally the Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that, in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2024 and December 31, 2023, and the results of operations for the three and six months ended June 30, 2024 and 2023. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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

3.    Earnings Per Share (“EPS”)
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended June 30, 2024 and 2023, stock options and restricted share awards of 527,936 and 2,626,620 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the six months ended June 30, 2024 and 2023, stock options and restricted share awards of 517,628 and 1,290,587 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at June 30, 2024. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 10—“Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). Under the required if-converted method for calculating dilutive EPS for convertible instruments, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and six months ended June 30, 2024 and 2023, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and six months ended June 30, 2024 and 2023, as the conversion price exceeded the market price of the Company’s stock.
The following tables present computations of basic and diluted EPS for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024			2023
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$25,270	120,664,472	$0.21	$38,022	119,953,174	$0.32
Effect of dilutive securities:
Stock options and restricted stock		274,957			176,185
Diluted EPS - common stock	$25,270	120,939,429	$0.21	$38,022	120,129,359	$0.32

	Six Months Ended June 30,
	2024			2023
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$51,134	120,425,886	$0.42	$77,143	119,753,321	$0.64
Effect of dilutive securities:
Stock options and restricted stock		538,263			426,122
Diluted EPS - common stock	$51,134	120,964,149	$0.42	$77,143	120,179,443	$0.64

4.    Equity Investments
Equity investments with readily determinable fair values at June 30, 2024 and December 31, 2023, consisted of mutual funds in the amounts of $4.3 million and $4.4 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three and six months ended June 30, 2024 and 2023, were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(19)	$(69)	$(65)	$—
Less: Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$(19)	$(69)	$(65)	$—

At June 30, 2024 and December 31, 2023, the Company also had equity investments without readily determinable fair values, which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At June 30, 2024, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $40.0 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $38.6 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2023, the total balance of equity investments without readily determinable fair values was $39.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $38.0 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and six months ended June 30, 2024 and 2023.

5.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$—	$—	$—	$—	$103,691	$21	$(35)	$103,677
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(104)	3,896	4,000	—	(100)	3,900
Collateralized mortgage obligations (“CMO”)	854,271	341	(149,036)	705,576	888,631	367	(141,279)	747,719
Mortgage-backed securities (“MBS”):
Residential	478,806	—	(85,468)	393,338	499,431	—	(79,133)	420,298
Commercial	489,824	14	(56,912)	432,926	445,207	113	(53,432)	391,888
Asset-backed securities	139,300	527	(1)	139,826	150,992	—	(1,322)	149,670
Corporate securities	23,278	—	(3,688)	19,590	23,302	—	(3,868)	19,434
Municipal securities	233,601	724	(14,686)	219,639	314,554	5,698	(11,779)	308,473
Total investment securities AFS	$2,223,080	$1,606	$(309,895)	$1,914,791	$2,429,808	$6,199	$(290,948)	$2,145,059

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$146,133	$—	$(11,785)	$134,348	$150,369	$—	$(6,663)	$143,706
Commercial	111,935	—	(8,662)	103,273	113,543	—	(6,731)	106,812
Total investment securities HTM	$258,068	$—	$(20,447)	$237,621	$263,912	$—	$(13,394)	$250,518
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at June 30, 2024 and December 31, 2023, totaled $8.9 million and $11.0 million, respectively.
At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The table below summarizes the proceeds from and gains and losses on the sales and calls of investment securities AFS, for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Proceeds from sales and calls of investment securities AFS	$92,587	$—	$92,587	$—

Gains from sales of investment securities AFS	$1,526	$—	$1,526	$—
Losses from sales of investment securities AFS	(1,101)	—	(1,101)	—
Gains from calls of investment securities AFS	—	—	—	—
Losses from calls of investment securities AFS	—	—	—	—
Net gain on sales and calls of investment securities AFS	$425	$—	$425	$—

At June 30, 2024 and December 31, 2023, $216.8 million and $200.2 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive loss. For the three and six months ended June 30, 2024, reclassifications out of accumulated other comprehensive loss into earnings as net gains on sales and calls of investment securities AFS was $425 thousand, compared with no reclassifications for the same periods of 2023.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Interest income on investment securities
Taxable	$15,966	$14,466	$32,948	$28,512
Nontaxable	863	1,068	1,930	2,147
Total	$16,829	$15,534	$34,878	$30,659
The amortized cost and estimated fair value of investment securities at June 30, 2024, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$—	$—	$—	$—
Due after one year through five years	153,280	144,642	25,003	24,161
Due after five years through ten years	120,690	110,467	8,724	8,249
Due after ten years	1,949,110	1,659,682	224,341	205,211
Total	$2,223,080	$1,914,791	$258,068	$237,621

Securities with carrying values of approximately $225.3 million and $1.70 billion at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law. The decrease was primarily due to securities no longer being pledged at the Bank Term Funding Program (“BTFP”) as of June 30, 2024, as the BTFP was no longer extending new advances as of March 2024.

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

	June 30, 2024
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,896	(104)	1	3,896	(104)
CMOs	1	6,191	(22)	115	680,888	(149,014)	116	687,079	(149,036)
MBS:
Residential	1	2,413	(160)	64	390,925	(85,308)	65	393,338	(85,468)
Commercial	14	96,931	(2,587)	56	334,578	(54,325)	70	431,509	(56,912)
Asset-backed securities	—	—	—	1	7,549	(1)	1	7,549	(1)
Corporate securities	—	—	—	6	19,590	(3,688)	6	19,590	(3,688)
Municipal securities	30	94,024	(1,713)	43	93,374	(12,973)	73	187,398	(14,686)
Total	46	$199,559	$(4,482)	286	$1,530,800	$(305,413)	332	$1,730,359	$(309,895)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	1	$3,963	$(35)	1	$3,963	$(35)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,900	(100)	1	3,900	(100)
CMOs	3	19,800	(378)	115	717,662	(140,901)	118	737,462	(141,279)
MBS:
Residential	—	—	—	65	420,298	(79,133)	65	420,298	(79,133)
Commercial	6	53,255	(2,129)	53	331,450	(51,303)	59	384,705	(53,432)
Asset-backed securities	—	—	—	18	149,670	(1,322)	18	149,670	(1,322)
Corporate securities	—	—	—	6	19,434	(3,868)	6	19,434	(3,868)
Municipal securities	11	42,760	(263)	42	91,707	(11,516)	53	134,467	(11,779)
Total	20	$115,815	$(2,770)	301	$1,738,084	$(288,178)	321	$1,853,899	$(290,948)
The Company had agency securities, collateralized mortgage obligations, mortgage-backed, asset-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at June 30, 2024. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on asset-backed, corporate, and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.

82.6% of the Company’s investment portfolio at June 30, 2024, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had one asset-backed security, six corporate securities, and 73 municipal bonds in unrealized loss positions at June 30, 2024. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at June 30, 2024.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. Once the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at June 30, 2024 and December 31, 2023.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government agency or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At June 30, 2024, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at June 30, 2024 and December 31, 2023.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by segment:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$8,679,515	$8,797,884
Commercial and industrial (“C&I”) loans	3,854,284	4,135,044
Residential mortgage loans	996,601	883,687
Consumer and other loans	36,602	37,004
Total loans receivable, net of deferred costs and fees	13,567,002	13,853,619
Allowance for credit losses	(156,019)	(158,694)
Loans receivable, net of allowance for credit losses	$13,410,983	$13,694,925
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred fees of $2.7 million and $6.1 million at June 30, 2024 and December 31, 2023, respectively.
The loan portfolio consists of four segments: CRE loans, C&I loans, residential mortgage loans, and consumer and other loans. CRE loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and collateralized by multifamily residential or commercial properties. C&I loans are loans provided to businesses for various purposes such as working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business-related financing needs. CRE and C&I loans also include Small Business Administration (“SBA”) loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a first mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
The Company had loans receivable of $13.57 billion at June 30, 2024, a decrease of $286.6 million, or 2.1%, from December 31, 2023. The decrease in loans receivable during the six months ended June 30, 2024, was due to the decline in C&I and CRE loans, partially offset by the growth in residential mortgage loans. During the six months ended June 30, 2024, loan payoffs, paydowns and sales exceeded new origination volume, reflecting, in part, an elevated pace of payoffs in a high interest rate environment.
The Company had $68.3 million in loans held for sale at June 30, 2024, compared with $3.4 million at December 31, 2023. Loans held for sale at June 30, 2024, consisted of $40.2 million in SBA guaranteed loans, $2.0 million in residential mortgage loans, and $26.2 million in other C&I loans. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three and six months ended June 30, 2024 and 2023.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2024
Balance, beginning of period	$90,823	$55,465	$11,942	$528	$158,758
Provision (credit) for credit loss on loans	5,334	4,449	(8,033)	(50)	1,700
Loans charged off	(520)	(5,972)	—	(46)	(6,538)
Recoveries of charge offs	6	2,072	—	21	2,099
Balance, end of period	$95,643	$56,014	$3,909	$453	$156,019

Six Months Ended June 30, 2024
Balance, beginning of period	$93,940	$51,291	$12,838	$625	$158,694
Provision (credit) for credit loss on loans	1,720	12,695	(8,929)	(186)	5,300
Loans charged off	(558)	(10,591)	—	(109)	(11,258)
Recoveries of charge offs	541	2,619	—	123	3,283
Balance, end of period	$95,643	$56,014	$3,909	$453	$156,019

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2023
Balance, beginning of period	$108,835	$42,790	$11,253	$666	$163,544
Provision (credit) for credit loss on loans	(3,076)	11,013	730	233	8,900
Loans charged off	(561)	(298)	—	(120)	(979)
Recoveries of charge offs	123	1,389	—	19	1,531
Balance, end of period	$105,321	$54,894	$11,983	$798	$172,996

Six Months Ended June 30, 2023
Balance, beginning of period	$95,884	$56,872	$8,920	$683	$162,359
ASU 2022-02 day 1 adoption adjustment	19	(426)	—	—	$(407)
Provision (credit) for credit loss on loans	9,787	(2,487)	3,063	237	10,600
Loans charged off	(561)	(738)	—	(175)	(1,474)
Recoveries of charge offs	192	1,673	—	53	1,918
Balance, end of period	$105,321	$54,894	$11,983	$798	$172,996

The following tables break out the allowance for credit losses and loan balance by measurement methodology at June 30, 2024 and December 31, 2023:

	June 30, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$333	$3,221	$25	$3	$3,582
Collectively evaluated	95,310	52,793	3,884	450	152,437
Total	$95,643	$56,014	$3,909	$453	$156,019

Loans outstanding:
Individually evaluated	$27,292	$33,456	$6,206	$49	$67,003
Collectively evaluated	8,652,223	3,820,828	990,395	36,553	13,499,999
Total	$8,679,515	$3,854,284	$996,601	$36,602	$13,567,002

	December 31, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$886	$1,721	$39	$14	$2,660
Collectively evaluated	93,054	49,570	12,799	611	156,034
Total	$93,940	$51,291	$12,838	$625	$158,694

Loans outstanding:
Individually evaluated	$33,932	$5,013	$5,916	$343	$45,204
Collectively evaluated	8,763,952	4,130,031	877,771	36,661	13,808,415
Total	$8,797,884	$4,135,044	$883,687	$37,004	$13,853,619
At June 30, 2024 and December 31, 2023, reserves for unfunded loan commitments recorded in other liabilities were $2.5 million and $3.8 million, respectively. For the three and six months ended June 30, 2024, the Company recorded reductions to reserves for unfunded commitments of $300 thousand and $1.3 million, respectively. For the three and six months ended June 30, 2023, the Company recorded additions to reserves for unfunded commitments totaling $110 thousand and $1.7 million, respectively.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$21,801	$5,491	$27,292	$—
C&I loans	20,799	12,657	33,456	128
Residential mortgage loans	2,977	3,229	6,206	—
Consumer and other loans	—	49	49	145
Total	$45,577	$21,426	$67,003	$273

	December 31, 2023
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$26,724	$7,208	$33,932	$—
C&I loans	2,447	2,566	5,013	184
Residential mortgage loans	3,002	2,914	5,916	—
Consumer and other loans	—	343	343	77
Total	$32,173	$13,031	$45,204	$261
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $11.2 million and $11.4 million, at June 30, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost of collateral-dependent loans at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$24,568	$—	$24,568	$29,803	$—	$29,803
C&I loans	1,243	23,445	24,688	2,447	1,708	4,155
Residential mortgage loans	2,977	—	2,977	3,002	—	3,002
Total	$28,788	$23,445	$52,233	$35,252	$1,708	$36,960

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the six months ended June 30, 2024, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. Real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, gas station/carwash, residential mortgage, restaurant and land properties.

Accrued interest receivable on loans totaled $48.0 million at June 30, 2024, and $49.3 million at December 31, 2023. The Company has elected to exclude accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
CRE loans	$61	$214	$252	$665
C&I loans	1,125	368	1,713	886
Residential mortgage loans	1	18	7	32
Total	$1,187	$600	$1,972	$1,583
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at June 30, 2024 and December 31, 2023, by loan segment:

	June 30, 2024				December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$8,074	$523	$7,526	$16,123	$1,999	$2,976	$10,197	$15,172
C&I loans	2,679	1,448	12,465	16,592	934	533	1,717	3,184
Residential mortgage loans	1,243	812	2,485	4,540	1,534	—	2,339	3,873
Consumer and other loans	247	28	144	419	214	48	77	339
Total Past Due	$12,243	$2,811	$22,620	$37,674	$4,681	$3,557	$14,330	$22,568

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

The following table presents the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Term Loan by Year						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
CRE loans
Pass	$393,920	$561,786	$2,374,638	$1,965,556	$1,161,504	$1,954,773	$101,125	$8,513,302
Special mention	—	19,891	—	2,055	2,923	9,533	—	34,402
Substandard	—	970	618	41,977	33,880	54,366	—	131,811
Subtotal	$393,920	$582,647	$2,375,256	$2,009,588	$1,198,307	$2,018,672	$101,125	$8,679,515
Year-to-date gross charge offs	$—	$—	$166	$—	$101	$291	$—	$558

C&I loans
Pass	$733,122	$655,007	$971,776	$480,021	$146,554	$108,845	$483,881	$3,579,206
Special mention	—	51,792	20,292	42,496	113	14,516	40,556	169,765
Substandard	10,157	7,690	66,498	3,265	—	1,358	16,345	105,313
Subtotal	$743,279	$714,489	$1,058,566	$525,782	$146,667	$124,719	$540,782	$3,854,284
Year-to-date gross charge offs	$—	$265	$10,213	$55	$—	$58	$—	$10,591

Residential mortgage loans
Pass	$149,265	$87,960	$357,115	$252,284	$1,338	$142,177	$—	$990,139
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	742	1,836	3,884	—	6,462
Subtotal	$149,265	$87,960	$357,115	$253,026	$3,174	$146,061	$—	$996,601
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$6,664	$709	$414	$221	$1,503	$8,872	$18,170	$36,553
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	49	—	49
Subtotal	$6,664	$709	$414	$221	$1,503	$8,921	$18,170	$36,602
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$109	$109

Total loans
Pass	$1,282,971	$1,305,462	$3,703,943	$2,698,082	$1,310,899	$2,214,667	$603,176	$13,119,200
Special mention	—	71,683	20,292	44,551	3,036	24,049	40,556	204,167
Substandard	10,157	8,660	67,116	45,984	35,716	59,657	16,345	243,635
Total	$1,293,128	$1,385,805	$3,791,351	$2,788,617	$1,349,651	$2,298,373	$660,077	$13,567,002
Total year-to-date gross charge offs	$—	$265	$10,379	$55	$101	$349	$109	$11,258

	December 31, 2023
	Term Loan by Year						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
CRE loans
Pass	$623,058	$2,429,146	$2,045,863	$1,239,654	$996,483	$1,297,295	$79,426	$8,710,925
Special mention	—	2,001	15,452	2,518	5,963	5,196	—	31,130
Substandard	—	1,549	7,300	2,711	2,083	42,186	—	55,829
Subtotal	$623,058	$2,432,696	$2,068,615	$1,244,883	$1,004,529	$1,344,677	$79,426	$8,797,884
Year-to-date gross charge offs	$103	$315	$—	$233	$355	$1,941	$—	$2,947

C&I loans
Pass	$1,107,219	$1,208,795	$683,821	$203,142	$162,815	$61,019	$479,266	$3,906,077
Special mention	9,743	23,413	31,388	8,597	14,614	—	60,107	147,862
Substandard	7,158	53,213	8,480	8,637	290	2,358	969	81,105
Subtotal	$1,124,120	$1,285,421	$723,689	$220,376	$177,719	$63,377	$540,342	$4,135,044
Year-to-date gross charge offs	$5,011	$12,323	$16,020	$128	$182	$539	$—	$34,203

Residential mortgage loans
Pass	$93,982	$365,252	$263,977	$1,356	$29,063	$123,885	$—	$877,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	314	1,836	957	3,065	—	6,172
Subtotal	$93,982	$365,252	$264,291	$3,192	$30,020	$126,950	$—	$883,687
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$3,985	$944	$278	$2,068	$371	$8,221	$20,794	$36,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	343	—	343
Subtotal	$3,985	$944	$278	$2,068	$371	$8,564	$20,794	$37,004
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$370	$370

Total loans
Pass	$1,828,244	$4,004,137	$2,993,939	$1,446,220	$1,188,732	$1,490,420	$579,486	$13,531,178
Special mention	9,743	25,414	46,840	11,115	20,577	5,196	60,107	178,992
Substandard	7,158	54,762	16,094	13,184	3,330	47,952	969	143,449
Total	$1,845,145	$4,084,313	$3,056,873	$1,470,519	$1,212,639	$1,543,568	$640,562	$13,853,619
Total year-to-date gross charge offs	$5,114	$12,638	$16,020	$361	$537	$2,480	$370	$37,520
For the three and six months ended June 30, 2024 and the twelve months ended December 31, 2023, there were no revolving loans converted to term loans.

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three and six months ended June 30, 2024 and 2023, is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$26,755	$13,168	$26,755	$66,776
C&I loans	54,375	61,608	54,375	170,483
Total	$81,130	$74,776	$81,130	$237,259
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
The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of two years, at which point loss assumptions revert back to historical loss information by means of a one-year reversion period. Included in the quantitative portion of the ACL analysis are inputs such as borrowers’ net operating income, debt coverage ratios, real estate collateral values, as well as factors that are more subjective or require management’s judgment, including key macroeconomic variables from Moody’s forecast scenarios such as GDP, unemployment rates, interest rates, and CRE prices. These key inputs are utilized in the Company’s models to develop PD and LGD assumptions used in the calculation of estimated quantitative losses.
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio at June 30, 2024.

The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At June 30, 2024, the Company utilized the June 2024 consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 2.3% in 2024, 1.7% for 2025, and 1.9% for 2026, with unemployment projected to be 4.2% for 2024, 4.1% for 2025, and 4.0% in 2026. CRE prices in the consensus scenario were expected to decrease initially, with the CRE price index declining -4.0% for 2024, before rebounding +4.2% for 2025 and +6.7% in 2026. The Company also utilized Moody’s December 2023 consensus economic forecast for the calculation of the December 31, 2023 ACL.
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

	Three Months Ended June 30, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	—	4,848	—	—	4,848
Total Loan Modifications	$—	$4,848	$—	$—	$4,848
% of Loan Class	—%	0.13%	—%	—%	0.04%

	Six Months Ended June 30, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$9,946	$—	$—	$9,946
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	—	4,848	—	—	4,848
Total Loan Modifications	$—	$14,794	$—	$—	$14,794
% of Loan Class	—%	0.38%	—%	—%	0.11%

	Three Months Ended June 30, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	—	25,964	—	—	25,964
Total Loan Modifications	$—	$25,964	$—	$—	$25,964
% of Loan Class	—%	0.54%	—%	—%	0.17%

	Six Months Ended June 30, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	—	25,964	—	—	25,964
Total Loan Modifications	$—	$25,964	$—	$—	$25,964
% of Loan Class	—%	0.54%	—%	—%	0.17%
The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Principal forgiveness
C&I loans	Forgiveness of principal totaling:	$— million	$4.4 million
Term extension
C&I loans	Extended term by a weighted average of:	0.3 years	0.3 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Term extension
C&I loans	Extended term by a weighted average of:	0.3 years	0.3 years
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans that have been modified within the previous 12 months to borrowers experiencing financial difficulty were current at June 30, 2024 and 2023.
There were no loan modifications to borrowers experiencing financial difficulty that had payment defaults during the three and six months ended June 30, 2024 and 2023, and that were modified in the 12 months prior to default.

7.    Leases
The Company’s operating leases are real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 9 years at June 30, 2024. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
The table below summarizes supplemental balance sheet information related to operating leases:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Operating lease ROU assets	$41,922	$46,611
Current portion of long-term lease liabilities	13,934	14,287
Long-term lease liabilities	33,170	38,383
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the six months ended June 30, 2024, the Company extended four leases and did not enter into any new lease contracts. Lease extension terms ranged from three to five years and the Company reassessed the ROU assets and lease liabilities related to these leases.
The Company wrote off $93 thousand in operating ROU assets resulting from the branch consolidation of one location during the six months ended June 30, 2023. There was no impairment on operating ROU assets during the same period of 2024.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Operating lease cost	$3,611	$3,825	$7,217	$7,666
Variable lease cost	867	820	1,675	1,603
Sublease income	(64)	(50)	(103)	(92)
Net lease cost	$4,414	$4,595	$8,789	$9,177

Rent expense for the three and six months ended June 30, 2024, was $4.2 million and $8.3 million, respectively. Rent expense for the three and six months ended June 30, 2023, was $4.3 million and $9.2 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$7,916	$8,013
ROU assets obtained in exchange for lease liabilities, net	$2,058	$6,113
Weighted-average remaining lease term - operating leases	3.8 years	4.4 years
Weighted-average discount rate - operating leases	2.91%	2.68%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2024
(Dollars in thousands)
2024	$7,697
2025	14,334
2026	13,647
2027	8,123
2028	3,320
2029 and thereafter	2,811
Total lease payments	49,932
Less: imputed interest	2,828
Total lease obligations	$47,104
At June 30, 2024, the Company had no operating lease commitments that had not yet commenced.
The Company did not have any finance leases at June 30, 2024 and December 31, 2023.

8.    Deposits
Total deposits of $14.71 billion at June 30, 2024, were down $42.3 million, or 0.3%, from $14.75 billion at December 31, 2023.
The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2024 and December 31, 2023, was $2.56 billion and $2.24 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at June 30, 2024 and December 31, 2023. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2024 and December 31, 2023, securities with fair values of approximately $207.2 million and $218.7 million, respectively, and a $150.0 million letter of credit issued by the FHLB, were pledged as collateral for the California State Treasurer’s deposits.
Brokered deposits at June 30, 2024 and December 31, 2023, totaled $1.36 billion and $1.54 billion, respectively. Brokered deposits at June 30, 2024, consisted of $263.9 million in money market and NOW accounts and $1.10 billion in time deposit accounts. Brokered deposits at December 31, 2023, consisted of $164.1 million in money market and NOW accounts and $1.37 billion in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $4.6 million and $2.0 million at June 30, 2024 and December 31, 2023, respectively.
The following is a breakdown of the Company’s deposits at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$3,671,192	25%	$3,914,967	27%
Money market and NOW accounts	4,118,651	28%	4,169,543	28%
Savings deposits	789,209	5%	702,486	5%
Time deposits	6,132,419	42%	5,966,757	40%
Total deposits	$14,711,471	100%	$14,753,753	100%

9.    Borrowings
At June 30, 2024, borrowings totaled $170.0 million, compared with $1.80 billion at December 31, 2023. All of the Company’s borrowings at June 30, 2024 and December 31, 2023, had maturities of less than 12 months. The tables below summarize the Company’s borrowing lines at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,290,239	$100,000	5.61%	$4,190,239
FRB Discount Window	513,454	70,000	5.50%	443,454
Unsecured Federal Funds lines	304,791	—	—%	304,791
Total	$5,108,484	$170,000	5.56%	$4,938,484

	December 31, 2023
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,167,168	$100,000	5.73%	$4,067,168
FRB Discount Window	630,369	—	—%	630,369
BTFP	1,707,909	1,695,726	4.47%	12,183
Unsecured Federal Funds lines	312,315	—	—%	312,315
Total	$6,817,761	$1,795,726	4.54%	$5,022,035

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At June 30, 2024 and December 31, 2023, loans with a carrying amount of $7.68 billion and $7.60 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity, respectively. At June 30, 2024, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As a member of the FRB system, the Bank may also borrow from the FRB discount window. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At June 30, 2024, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $578.4 million. There were no investment securities pledged at the discount window at June 30, 2024.
The Company availed itself of the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. In 2023, the BTFP was available to federally insured depository institutions in the U.S. at a fixed rate of ten basis points over the one-year overnight index swap rate, but in 2024, the interest rate was no lower than the interest rate on reserve balances in effect on the day the loan is made. The Company’s outstanding borrowings at December 31, 2023 were not subject to the new rate. The BTFP ceased extending new advances in March 2024. All outstanding borrowings from the BTFP were paid off as of June 30, 2024.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at June 30, 2024 and December 31, 2023.

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
On May 15, 2023, most holders of the Company’s convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. During 2023, the Company also repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker. No notes were repurchased or paid off in the six months ended June 30, 2024.
The carrying value of the convertible notes at June 30, 2024 and December 31, 2023, was $444 thousand. The capitalized issuance costs were fully amortized at both June 30, 2024 and December 31, 2023.
Interest expense on the convertible notes for the three and six months ended June 30, 2024, totaled $2 thousand and $4 thousand, respectively. Interest expense on the convertible notes for the three and six months ended June 30, 2023, totaled $598 thousand and $1.9 million, respectively.

Subordinated Debentures
At June 30, 2024, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at June 30, 2024:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	8.59%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	8.44%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	8.55%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.25%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,332	Variable	8.44%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,808	Variable	7.39%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	12,038	Variable	7.00%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,406	Variable	6.98%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	16,022	Variable	7.21%	06/30/2037
Total		$126,000	$108,474

The carrying value of the subordinated debentures at June 30, 2024 and December 31, 2023, was $108.5 million and $107.8 million, respectively. At June 30, 2024 and December 31, 2023, acquired subordinated debentures had remaining discounts of $21.4 million and $22.1 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2024 and December 31, 2023, and is included in other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.

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
The tables below present the fair value of the Company’s derivative financial instruments at June 30, 2024 and December 31, 2023. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities,” respectively, on the Company’s Consolidated Statements of Financial Condition.

	June 30, 2024
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$725,000	$—	$—
Interest rate collars	500,000	—	(4,306)
Forward interest rate swaps	700,000	—	(7,478)
Total	$1,925,000	$—	$(11,784)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,048,236	$59,036	$(122)
Interest rate contracts with customers	1,048,236	122	(60,531)
Foreign exchange contracts with correspondent banks	12,159	484	—
Foreign exchange contracts with customers	224	8	—
Risk participation agreement	148,431	—	(16)
Mortgage banking derivatives	3,952	11	(20)
Total	$2,261,238	$59,661	$(60,689)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2023
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$725,000	$—	$—
Interest rate collars	250,000	—	1,149
Forward interest rate swaps	1,000,000	10,812	—
Forward interest rate collars	250,000	148	—
Total	$2,225,000	$10,960	$1,149

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,096,292	$53,185	$1,117
Interest rate contracts with customers	1,096,292	1,117	54,505
Foreign exchange contracts with correspondent banks	10,739	4	202
Foreign exchange contracts with customers	1,744	57	—
Risk participation agreement	130,365	—	28
Mortgage banking derivatives	1,377	7	17
Total	$2,336,809	$54,370	$55,869
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.
Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term SOFR and Federal Funds Rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $5.1 million, net of taxes, from AOCI as an increase to net interest income, net of a decrease of $1.6 million from terminated swaps.
During the second quarter of 2024, the Company terminated $300.0 million in notional value of forward-starting received fixed swaps set to mature through July 2027. The swaps were designated as cash flow hedges on the changes in cash flows associated with certain variable rate loans. The termination of the swaps was performed to reduce prolonged exposure to higher interest rates. Prior to the termination of the swaps, the change in value of the swaps was recorded through accumulated other comprehensive income. The terminated swaps were associated with $5.0 million in pre-tax losses in AOCI as of the date of termination, which will be amortized as a reduction to net interest income over the original effective period of the hedge.
The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
		(Dollars in thousands)
Interest rate contracts	Interest income and fees on loans	$(986)	$—	$(1,986)	$—
Interest rate contracts	Interest expense on deposits	3,257	2,941	6,740	4,660
Interest rate contracts	Interest expense on FHLB and FRB borrowings	1,523	1,187	2,818	2,240
Total		$3,794	$4,128	$7,572	$6,900

Total cash held as collateral for interest rate contracts designated as cash flow hedges was $0 at June 30, 2024, and $22.9 million at December 31, 2023.
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
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the three and six months ended June 30, 2024, the changes in fair value on foreign exchange contracts were gains of $370 thousand and $633 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees. During the three and six months ended June 30, 2023, the changes in fair value on foreign exchange contracts were gains of $3 thousand and $9 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees.
At June 30, 2024, the Company had risk participation agreements with an outside counterparty for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrowers fail to perform on their interest rate derivative contracts. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, is recognized in earnings at the time of the transaction.
The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2024 and December 31, 2023, the Company had approximately $4.0 million and $1.4 million, respectively, in interest rate lock commitments and total forward sales commitments for the future delivery of residential mortgage loans.

12.    Commitments and Contingencies
The following table presents a summary of commitments described below at the dates indicated below:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$2,060,656	$2,274,239
Standby letters of credit	137,487	132,132
Other letters of credit	24,925	51,983
Commitments to fund investments in affordable housing partnerships	18,345	21,017
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
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $2.5 million at June 30, 2024, and $3.8 million at December 31, 2023.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $500 thousand at June 30, 2024, and $535 thousand at December 31, 2023. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill
The carrying amount of the Company’s goodwill at June 30, 2024, and December 31, 2023, was $464.5 million. There was no impairment of goodwill recorded during the three and six months ended June 30, 2024.
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
Intangible Assets
Amortization expense related to core deposit intangible assets totaled $401 thousand and $802 thousand for the three and six months ended June 30, 2024, respectively. Amortization expense related to core deposit intangible assets totaled $448 thousand and $896 thousand for the three and six months ended June 30, 2023, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2024 and December 31, 2023:

			June 30, 2024		December 31, 2023
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Wilshire Bancorp acquisition	10 years	$18,138	$(15,005)	$3,133	$(14,203)	$3,935
Servicing Assets
Total servicing assets at June 30, 2024, totaled $9.0 million and comprised $7.2 million in SBA servicing assets and $1.8 million in mortgage related servicing assets. At December 31, 2023, servicing assets totaled $9.6 million and comprised $7.6 million in SBA servicing assets and $2.1 million in mortgage related servicing assets.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At June 30, 2024 and December 31, 2023, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$8,869	$11,628	$9,631	$11,628
Additions through originations of servicing assets	742	884	749	1,849
Amortization	(627)	(980)	(1,396)	(1,945)
Balance at end of period	$8,984	$11,532	$8,984	$11,532
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $961.1 million at June 30, 2024, and $987.4 million at December 31, 2023.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at June 30, 2024 and December 31, 2023, are presented below.

	June 30, 2024	December 31, 2023
SBA Servicing Assets:
Weighted-average discount rate	10.03%	11.12%
Constant prepayment rate	12.25%	12.17%
Mortgage Servicing Assets:
Weighted-average discount rate	11.13%	11.00%
Constant prepayment rate	5.51%	9.52%

14.    Income Taxes
For the three months ended June 30, 2024, the Company recorded an income tax provision of $9.3 million on pretax income of $34.5 million, representing an effective tax rate of 26.85%, compared with an income tax provision of $13.4 million on pretax income of $51.5 million, representing an effective tax rate of 26.13% for the three months ended June 30, 2023.
For the six months ended June 30, 2024, the Company recorded an income tax provision totaling $19.3 million on pretax income of $70.4 million, representing an effective tax rate of 27.41%, compared with an income tax provision of $27.1 million on pretax income of $104.3 million, representing an effective tax rate of 26.02% for the six months ended June 30, 2023.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $807 thousand at June 30, 2024, and $469 thousand at December 31, 2023, that relate to uncertainties associated with federal and state income tax matters.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at June 30, 2024 or December 31, 2023.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$3,896	$—	$3,896	$—
Collateralized mortgage obligations	705,576	—	705,576	—
Mortgage-backed securities:
Residential	393,338	—	393,338	—
Commercial	432,926	—	432,926	—
Asset-backed securities	139,826	—	139,826	—
Corporate securities	19,590	—	19,590	—
Municipal securities	219,639	—	218,824	815
Equity investments with readily determinable fair value	4,298	4,298	—	—
Interest rate contracts	59,158	—	59,158	—
Mortgage banking derivatives	11	—	11	—
Other derivatives	492	—	492	—

Liabilities:
Interest rate contracts	60,653	—	60,653	—
Mortgage banking derivatives	20	—	20	—
Other derivatives	11,800	—	11,784	16

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$103,677	$103,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,900	—	3,900	—
Collateralized mortgage obligations	747,719	—	747,719	—
Mortgage-backed securities:
Residential	420,298	—	420,298	—
Commercial	391,888	—	391,888	—
Asset-backed securities	149,670	—	149,670	—
Corporate securities	19,434	—	19,434	—
Municipal securities	308,473	—	307,615	858
Equity investments with readily determinable fair value	4,363	4,363	—	—
Interest rate contracts	54,302	—	54,302	—
Mortgage banking derivatives	7	—	7	—
Other derivatives	11,021	—	11,021	—

Liabilities:
Interest rate contracts	55,622	—	55,622	—
Mortgage banking derivatives	17	—	17	—
Other derivatives	1,379	—	1,351	28
There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2024 and 2023.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$819	$982	$858	$943
Change in fair value included in other comprehensive income	(4)	(52)	(43)	(13)
Ending Balance	$815	$930	$815	$930

Risk participation agreements:
Beginning Balance	$13	$35	$28	$32
Change in fair value included in income	3	(7)	(12)	(4)
Ending Balance	$16	$28	$16	$28

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$4,162	$—	$—	$4,162
C&I loans	3,924	—	—	3,924
Loans held for sale, net	26,156	—	26,156	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$3,475	$—	$—	$3,475
C&I loans	2,701	—	—	2,701
Loans held for sale, net	2,287	—	2,287	—
OREO	63	—	—	63
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(323)	$(642)	$(360)	$(762)
C&I loans	(2,968)	(11,472)	(2,968)	(11,861)
Loans held for sale, net	(2,854)	—	(2,854)	—
OREO	—	—	—	(271)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$654,044	$654,044	Level 1
Investment securities HTM	258,068	237,621	Level 2
Equity investments without readily determinable fair values	39,980	39,980	Level 2
Loans held for sale	68,316	71,014	Level 2
Loans receivable, net	13,410,983	13,000,721	Level 3
Accrued interest receivable	57,645	57,645	Level 2/3
Servicing assets, net	8,984	15,424	Level 3
Customers’ liabilities on acceptances	854	854	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,671,192	$3,671,192	Level 2
Money market, interest bearing demand and savings deposits	4,907,860	4,907,860	Level 2
Time deposits	6,132,419	6,133,189	Level 2
FHLB and FRB borrowings	170,000	170,257	Level 2
Convertible notes	444	423	Level 1
Subordinated debentures	108,474	102,980	Level 3
Accrued interest payable	86,779	86,779	Level 2
Acceptances outstanding	854	854	Level 2

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,928,967	$1,928,967	Level 1
Investment securities HTM	263,912	250,518	Level 2
Equity investments without readily determinable fair values	39,387	39,387	Level 2
Loans held for sale	3,408	3,419	Level 2
Loans receivable, net	13,694,925	13,270,444	Level 3
Accrued interest receivable	61,720	61,720	Level 2/3
Servicing assets, net	9,631	14,853	Level 3
Customers’ liabilities on acceptances	471	471	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,914,967	$3,914,967	Level 2
Money market, interest bearing demand and savings deposits	4,872,029	4,872,029	Level 2
Time deposits	5,966,757	5,974,125	Level 2
FHLB and FRB borrowings	1,795,726	1,795,820	Level 2
Convertible notes, net	444	451	Level 1
Subordinated debentures	107,825	99,358	Level 3
Accrued interest payable	168,174	168,174	Level 2
Acceptances outstanding	471	471	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at June 30, 2024, was $2.11 billion, compared with $2.12 billion at December 31, 2023.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which an estimated $35.3 million remained available at June 30, 2024. During the six months ended June 30, 2024, the Company did not repurchase any shares of common stock as part of this program (see Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information).
For the three months ended June 30, 2024 and 2023, the Company paid dividends of $0.14 per common share. For the six months ended June 30, 2024 and 2023, the Company paid dividends of $0.28 per common share.
The following table presents the changes to accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$(222,278)	$(214,257)	$(204,738)	$(230,857)

Unrealized net (losses) gains on securities available for sale	(9,381)	(31,071)	(23,115)	144
Unrealized net (losses) gains on interest rate contracts used for cash flow hedges	(2,750)	13,653	(10,936)	7,715
Reclassification adjustments for net gains realized in net income	(3,241)	(3,322)	(6,172)	(5,060)
Tax effect	4,520	6,113	11,831	(826)
Other comprehensive (loss) income, net of tax	(10,852)	(14,627)	(28,392)	1,973
Balance at end of period	$(233,130)	$(228,884)	$(233,130)	$(228,884)
Reclassifications for net gains and losses realized in net income for the three and six months ended June 30, 2024 and 2023, related to net gains on interest rate contracts designated as cash flow hedges and amortization on unrealized losses from transferred investment securities to HTM. Gains and losses on interest rate contracts are recorded in interest expense in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the three and six months ended June 30, 2024, the Company reclassified net gains of $3.8 million and $7.6 million on interest rate contracts designated as cash flow hedges, respectively, from other comprehensive loss to net interest income, compared with $4.1 million and $6.9 million for the three and six months ended June 30, 2023, respectively.
For the three and six months ended June 30, 2024, the Company recorded a reclassification adjustment of $978 thousand and $1.8 million, respectively, from other comprehensive loss to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM, compared with $806 thousand and $1.8 million for the three and six months ended June 30, 2023, respectively.
For the three and six months ended June 30, 2024, the Company reclassified net gains of $425 thousand and $425 thousand on the sale of investment securities, respectively, from other comprehensive loss to noninterest income, compared with $0 and $0 for the three and six months ended June 30, 2023, respectively.

17.    Stock-Based Compensation
In May 2024, the Company’s stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”), which provides for grants of stock options, stock appreciation rights (“SAR”), restricted stock, performance shares, and performance units to non-employee directors and employees of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
The 2024 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2024 Plan reserved for 4,500,000 shares available for grant to participants. At June 30, 2024, there were 4,500,000 remaining shares available for future grants as no shares have been granted under the 2024 plan. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2024 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
The shares of common stock previously available under the 2019 Incentive Compensation Plan (the “2019 Plan”) will no longer be available for future grant.
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
The following is a summary of the Company’s stock option activity under the 2019 Plan for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2024	629,367	$16.61
Granted	—	—
Exercised	—	—
Expired	(198,136)	15.79
Forfeited	—	—
Outstanding - June 30, 2024	431,231	$16.99	2.08	$—
Options exercisable - June 30, 2024	431,231	$16.99	2.08	$—

The following is a summary of the Company’s restricted stock and performance unit activity under the 2019 Plan for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2024	2,043,621	$12.09
Granted	34,634	15.49
Vested	(916,262)	12.58
Forfeited	(109,791)	13.82
Outstanding (unvested) - June 30, 2024	1,052,202	$11.60

The total fair value of restricted stock and performance units vested during the six months ended June 30, 2024 and 2023, was $10.0 million and $8.0 million, respectively.
The total amounts charged against income related to stock-based payment arrangements were $1.7 million and $4.4 million for the three and six months ended June 30, 2024, respectively. For the three and six ended June 30, 2023, $3.4 million and $5.7 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $466 thousand and $1.2 million for the three and six months ended June 30, 2024, respectively, compared with $884 thousand and $1.5 million for the three and six months ended June 30, 2023, respectively.
Since all stock option grants were vested at June 30, 2024, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units at June 30, 2024 was $6.4 million, and is expected to be recognized over a weighted average vesting period of 1.31 years.

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
At June 30, 2024, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
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
At June 30, 2024 and December 31, 2023, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
June 30, 2024	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,882,623	12.70%	4.50%	N/A	7.00%
Bank	$1,961,022	13.23%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,987,196	13.40%	6.00%	N/A	8.50%
Bank	$1,961,022	13.23%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,137,513	14.42%	8.00%	N/A	10.50%
Bank	$2,111,339	14.25%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,987,196	11.61%	4.00%	N/A	N/A
Bank	$1,961,022	11.46%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2023	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,869,774	12.28%	4.50%	N/A	7.00%
Bank	$1,940,303	12.75%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,973,698	12.96%	6.00%	N/A	8.50%
Bank	$1,940,303	12.75%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,120,157	13.92%	8.00%	N/A	10.50%
Bank	$2,086,762	13.71%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,973,698	10.11%	4.00%	N/A	N/A
Bank	$1,940,303	9.94%	4.00%	5.00%	N/A

19.    Revenue Recognition
The Company recognizes revenue when obligations under the terms of a contract with customers are satisfied. ASU 2014-09 (Topic 606) does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also out of scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, wire transfer and foreign currency fees, and certain OREO related net gains or expenses. However, the recognition of these revenue streams for the Company did not change significantly upon adoption of Topic 606. Noninterest revenue streams within the scope of Topic 606 are discussed below.
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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$244	$241	$488	$486
Customer analysis charges	1,526	1,259	2,949	2,385
NSF charges	805	711	1,619	1,446
Other service charges	75	89	154	180
Total noninterest bearing deposit account income	2,650	2,300	5,210	4,497

Interest bearing deposit account income:
Monthly service charges	31	25	58	49
Total service fees on deposit accounts	$2,681	$2,325	$5,268	$4,546

Wire transfer fee income:
Wire transfer fees	$495	$460	$758	$867
Foreign exchange fees	479	390	1,028	756
Total wire transfer and foreign currency fees	$974	$850	$1,786	$1,623

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

GENERAL

Hope Bancorp, Inc. is the holding company of Bank of Hope, a multi-regional bank in the United States with $17.38 billion in total assets at June 30, 2024, and headquartered in Los Angeles, California. From its roots as the largest Korean American bank in the United States, Bank of Hope has grown to serve a multi-ethnic population of customers across the nation through its network of branches and loan production offices. The Bank also operates a representative office in Seoul, Korea to serve its growing base of multi-national commercial and consumer customers. The Bank provides a full suite of consumer and commercial loans, deposit accounts and fee-based products and services, including CRE, C&I, SBA, residential mortgage and other consumer lending; treasury management services and trade finance; foreign currency exchange transactions, and interest rate contracts.
At June 30, 2024, Bank of Hope operated 48 full-service branches and loan production offices in California, New York, Texas, Washington, Illinois, New Jersey, Virginia, Georgia, Florida, Alabama, Colorado, and Oregon, as well as a representative office in Seoul, South Korea. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
The Bank’s principal business involves earning interest on loans and investment securities, primarily funded by deposits and borrowings. Operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts, providing fee-based products and services, and income from the sale of loans. Major expenses are the interest paid on deposits and borrowings, provisions for credit losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending, political changes, and other events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our business, financial condition, and results of operations.

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$232,601	$267,184	$492,275	$503,861
Interest expense	126,741	136,495	271,368	239,294
Net interest income	105,860	130,689	220,907	264,567
Provision for credit losses	1,400	9,010	4,000	12,330
Net interest income after provision for credit losses	104,460	121,679	216,907	252,237
Noninterest income	11,071	17,014	19,357	27,992
Noninterest expense	80,987	87,223	165,826	175,957
Income before income tax provision	34,544	51,470	70,438	104,272
Income tax provision	9,274	13,448	19,304	27,129
Net income	$25,270	$38,022	$51,134	$77,143

Per Share Data:
Earnings per common share - basic	$0.21	$0.32	$0.42	$0.64
Earnings per common share - diluted	$0.21	$0.32	$0.42	$0.64
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28
Book value per common share (period end)	$17.49	$17.23	$17.49	$17.23
Tangible common equity (“TCE”) per share (period end) (1)	$13.61	$13.32	$13.61	$13.32
TCE ratio (period end) (1)	9.72%	8.04%	9.72%	8.04%

Common Share Count:
Number of common shares outstanding (period end)	120,731,342	120,014,888	120,731,342	120,014,888
Weighted average shares - basic	120,664,472	119,953,174	120,425,886	119,753,321
Weighted average shares - diluted	120,939,429	120,129,359	120,964,149	120,179,443

Selected Performance Ratios:
Return on average assets (2)	0.59%	0.74%	0.56%	0.78%
Return on average stockholders’ equity (2)	4.82%	7.34%	4.84%	7.49%
Return on average tangible equity (1) (2)	6.20%	9.49%	6.22%	9.70%
Dividend payout ratio (dividends per share/diluted EPS)	66.99%	44.23%	66.24%	43.62%
Net interest margin (2) (3)	2.62%	2.70%	2.58%	2.85%
Efficiency ratio (4)	69.26%	59.05%	69.02%	60.14%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$17,256,638	$20,468,810	$18,198,707	$19,781,806
Interest earning cash and deposits at other banks	428,062	1,996,924	1,223,916	1,239,343
Investment securities AFS and HTM	2,175,379	2,243,614	2,246,266	2,246,033
Loans	13,591,936	15,105,212	13,669,078	15,169,939
Deposits	14,536,325	15,752,782	14,699,239	15,777,603
FHLB & FRB borrowings	219,402	2,177,264	951,368	1,431,000
Stockholders’ equity	2,097,108	2,072,859	2,111,720	2,059,583

	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$17,375,091	$20,366,138
Interest earning cash and deposits at other banks	466,227	2,094,270
Investment securities AFS and HTM	2,172,859	2,186,346
Loans receivable	13,567,002	14,864,810
Deposits	14,711,471	15,619,352
FHLB and FRB borrowings	170,000	2,260,000
Convertible notes and subordinated debentures, net	108,918	107,632
Stockholders’ equity	2,111,282	2,067,998

Consolidated Regulatory Capital Ratios (5)
Common equity Tier 1 capital ratio	12.70%	11.05%
Tier 1 capital ratio	13.40%	11.68%
Total capital ratio	14.42%	12.64%
Leverage ratio (6)	11.61%	9.57%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.15%	1.16%
Allowance for credit losses to nonaccrual loans	232.85%	282.43%
Nonaccrual loans to loans receivable	0.49%	0.41%
Nonperforming loans to loans receivable	0.50%	0.51%
Nonperforming assets to total assets	0.39%	0.38%
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

Non-GAAP Financial Measurements
We provide certain non-GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our operating results and financial condition. The methodologies for calculating non-GAAP measures may differ among companies. The following tables reconcile the non-GAAP financial measures used in this Form 10-Q to the most comparable GAAP performance measures.
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

	June 30, 2024	June 30, 2023
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,111,282	$2,067,998
Less: Goodwill and core deposit intangible assets, net	(467,583)	(469,280)
TCE	$1,643,699	$1,598,718

Total assets	$17,375,091	$20,366,138
Less: Goodwill and core deposit intangible assets, net	(467,583)	(469,280)
Tangible assets	$16,907,508	$19,896,858

Common shares outstanding	120,731,342	120,014,888

Tangible book value per common share	$13.61	$13.32
TCE ratio	9.72%	8.04%
Return on average tangible equity is calculated by dividing net income for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income	$25,270	$38,022	$51,134	$77,143

Average stockholders’ equity	$2,097,108	$2,072,859	$2,111,720	$2,059,583
Less: Average goodwill and core deposit intangible assets, net	(467,822)	(469,515)	(468,026)	(469,752)
Average tangible equity	$1,629,286	$1,603,344	$1,643,694	$1,589,831

Return on average tangible equity (annualized)	6.20%	9.49%	6.22%	9.70%

Results of Operations
Overview
Net income for the second quarter of 2024 was $25.3 million, or $0.21 per diluted common share, compared with $38.0 million, or $0.32 per diluted common share, for the same period of 2023, which was a decrease of $12.8 million, or 33.5%. The year-over-year decrease in net income was primarily due to decreases in net interest income and noninterest income, offset partially by decreases in the provision for credit losses and noninterest expense.
Net income for the six months ended June 30, 2024, was $51.1 million, or $0.42 per diluted common share, compared with $77.1 million, or $0.64 per diluted share, for the same period of 2023, which was a decrease of $26.0 million, or 33.7%. The decrease in net income was primarily due to decreases in net interest income and noninterest income, offset partially by decreases in noninterest expense and the provision for credit losses.
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
Comparison of Three Months Ended June 30, 2024, with the Three Months Ended June 30, 2023
Net interest income before provision for credit losses was $105.9 million for the second quarter of 2024, compared with $130.7 million for the same period of 2023, a decrease of $24.8 million, or 19.0%. The year-over-year decrease in net interest income was driven by a decrease in the average balances of loans and interest earning cash and deposits at other banks, and an increased cost of deposits, partially offset by a decrease in the average balance of interest bearing liabilities and expanding yields on interest earning assets. The decrease in the average balance of loans reflected elevated payoffs in a high interest rate environment. The decrease in the average balance of interest earning cash and deposits in other banks was attributable to the payoff of FRB BTFP borrowings, which matured in the first half of 2024, with interest earning cash. The year-over-year increases in interest earning asset yields and deposit costs reflected continued increases in market interest rates during the period. The target Federal Funds rate increased to 5.50% at June 30, 2024, up from 5.25% at June 30, 2023, and 4.50% at December 31, 2022.
Comparison of Six Months Ended June 30, 2024, with the Six Months Ended June 30, 2023
Net interest income before provision for credit losses was $220.9 million for the six months ended June 30, 2024, compared with $264.6 million for the same period of 2023, a decrease of $43.7 million, or 16.5%. The year-over-year decrease in net interest income was driven by a higher cost of funds and a decrease in the average balance of interest earning assets, partially offset by expanding yields on interest earning assets and a decrease in the average balance of interest bearing liabilities.
Net Interest Margin
Net interest margin is impacted by the weighted average rates earned on interest earning assets and paid on interest bearing liabilities. The net interest margin for the second quarter of 2024 was 2.62%, a decrease of 8 basis points from 2.70% for the same period of 2023. The net interest margin for the six months ended June 30, 2024, was 2.58%, a decrease of 27 basis points from 2.85% for the same period of 2023. The decrease in net interest margin was primarily due to a higher cost of funds, and a decrease in average loans, partially offset by loan yield expansion, the net impact of paying off FRB BTFP borrowings, which matured in the first half of 2024, and a decrease in average interest bearing deposits.
The weighted average yield on loans increased to 6.20% for the second quarter of 2024, up 21 basis points from 5.99% for the same period of 2023. The weighted average yield on loans increased by 36 basis points to 6.23% for the six months ended June 30, 2024, up from 5.87% for the same period of 2023. The year-over-year increase in average yields was driven by the upward repricing of variable rate loans in a rising interest rate environment. At June 30, 2024, variable interest rate loans made up 44% of the loan portfolio. For the three and six months ended June 30, 2024, the average weighted rate on new loan originations was 7.71% and 7.97%, respectively, compared with 8.37% and 7.92% for the same periods of 2023, respectively.

The weighted average yield on investment securities for the three and six months ended June 30, 2024, was 3.11% and 3.12%, respectively, compared with 2.78% and 2.75% for the same periods of 2023, respectively. The increase in average yields was primarily due to higher rates on new purchases of investment securities, and an upward repricing of variable rate investments. At June 30, 2024, 13% of the investment portfolio consisted of securities with variable coupon rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average yield on interest earning cash and deposits at other banks for the second quarter of 2024 was 4.96%, a decrease of 12 basis points from 5.08% for the same period of 2023. The weighted average yield on interest earning cash and deposits at other banks for the six months ended June 30, 2024, was 5.33%, an increase of 41 basis points from 4.92% for the same period of 2023. The yield on interest earning cash and deposits at other banks is tied to the Federal Funds rate.
The weighted average cost of deposits for the second quarter of 2024 was 3.39%, an increase of 60 basis points from 2.79% for the same period of 2023. The weighted average cost of deposits for the six months ended June 30, 2024, was 3.37%, an increase of 79 basis points from 2.58% for the same period of 2023. The year-over-year increase in the cost of deposits was driven by rising market interest rates, a remix of deposits into higher-cost categories due to customer preferences for higher rates, and aggressive deposit pricing competition.
The weighted average cost of FHLB and FRB borrowings for the second quarter of 2024 was 2.62%, a decrease of 173 basis points from 4.35% for the same period of 2023. The weighted average cost of FHLB and FRB borrowings for the six months ended June 30, 2024, was 4.08%, a decrease of 19 basis points from 4.27% for the same period of 2023. The year-over-year decrease in the cost of FHLB and FRB borrowings primarily reflected the payoff of $1.70 billion in FRB BTFP borrowings, which had a weighted average rate of 4.47%, and the impact of our cash flow hedges on borrowing costs.
The weighted average cost of convertible notes for the second quarter of 2024 was 2.00%, a decrease of 48 basis points from 2.48% for the same period of 2023. The weighted average cost of convertible notes for the six months ended June 30, 2024 was 2.00%, a decrease of 45 basis points from 2.45% for the same period of 2023. The cost of convertible notes consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance costs prior to June 30, 2023. The capitalized issuance costs have been fully amortized since June 30, 2023, and the cost is expected to continue to consist solely of the coupon rate going forward.
The weighted average cost of subordinated debentures for the second quarter of 2024 was 10.35%, an increase of 56 basis points from 9.79% for the same period of 2023. The weighted average cost of subordinated debentures for the six months ended June 30, 2024, was 10.38%, an increase of 76 basis points from 9.62% for the same period of 2023. The subordinated debentures have variable interest rates that are tied to the three-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”) rate, and the three-month LIBOR rate prior to LIBOR cessation at June 2023. The cost increased alongside the year-over-year increase in LIBOR and SOFR rates.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,591,936	$209,683	6.20%	$15,105,212	$225,671	5.99%
Investment securities AFS and HTM(3)	2,175,379	16,829	3.11%	2,243,614	15,534	2.78%
Interest earning cash and deposits at other banks	428,062	5,284	4.96%	1,996,924	25,295	5.08%
FHLB stock and other investments	48,463	805	6.68%	47,044	684	5.83%
Total interest earning assets	16,243,840	232,601	5.76%	19,392,794	267,184	5.53%
Total noninterest earning assets	1,012,798			1,076,016
Total assets	$17,256,638			$20,468,810

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$4,948,708	$48,708	3.96%	$4,495,879	$35,051	3.13%
Time deposits	5,921,201	73,869	5.02%	6,890,035	74,673	4.35%
Total interest bearing deposits	10,869,909	122,577	4.54%	11,385,914	109,724	3.87%
FHLB and FRB borrowings	219,402	1,430	2.62%	2,177,264	23,622	4.35%
Convertible notes, net	444	2	2.00%	96,621	598	2.48%
Subordinated debentures, net	104,378	2,732	10.35%	103,123	2,551	9.79%
Total interest bearing liabilities	11,194,133	126,741	4.55%	13,762,922	136,495	3.98%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,666,416			4,366,868
Other liabilities	298,981			266,161
Stockholders’ equity	2,097,108			2,072,859
Total liabilities and stockholders’ equity	$17,256,638			$20,468,810

Net interest income/net interest spread (not annualized)		$105,860	1.21%		$130,689	1.55%
Net interest margin			2.62%			2.70%
Cost of deposits			3.39%			2.79%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees.
(2)Average balances of loans consist of loans receivable and loans held for sale.
(3)Interest income and yields are not presented on a tax-equivalent basis.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,669,078	$423,309	6.23%	$15,169,939	$441,606	5.87%
Investment securities AFS and HTM(3)	2,246,266	34,878	3.12%	2,246,033	30,659	2.75%
Interest earning cash and deposits at other banks	1,223,916	32,467	5.33%	1,239,343	30,217	4.92%
FHLB stock and other investments	48,299	1,621	6.75%	47,044	1,379	5.91%
Total interest earning assets	17,187,559	492,275	5.76%	18,702,359	503,861	5.43%
Total noninterest earning assets	1,011,148			1,079,447
Total assets	$18,198,707			$19,781,806

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$5,010,745	$98,852	3.97%	$5,043,522	$77,276	3.09%
Time deposits	5,953,351	147,758	4.99%	6,220,422	124,796	4.05%
Total interest bearing deposits	10,964,096	246,610	4.52%	11,263,944	202,072	3.62%
FHLB and FRB borrowings	951,368	19,283	4.08%	1,431,000	30,320	4.27%
Convertible notes, net	444	4	2.00%	156,535	1,920	2.45%
Subordinated debentures, net	104,213	5,471	10.38%	102,958	4,982	9.62%
Total interest bearing liabilities	12,020,121	271,368	4.54%	12,954,437	239,294	3.73%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,735,143			4,513,659
Other liabilities	331,723			254,127
Stockholders’ equity	2,111,720			2,059,583
Total liabilities and stockholders’ equity	$18,198,707			$19,781,806

Net interest income/net interest spread (not annualized)		$220,907	1.22%		$264,567	1.70%
Net interest margin			2.58%			2.85%
Cost of deposits			3.37%			2.58%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees.
(2)Average balances of loans consist of loans receivable and loans held for sale.
(3)Interest income and yields are not presented on a tax-equivalent basis.

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

	Three Months Ended June 30, 2024 over June 30, 2023
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(15,988)	$7,604	$(23,592)
Investment securities AFS and HTM	1,295	1,786	(491)
Interest earning cash and deposits at other banks	(20,011)	(565)	(19,446)
FHLB stock and other investments	121	100	21
Total interest income	$(34,583)	$8,925	$(43,508)
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$13,657	$10,582	$3,075
Time deposits	(804)	10,535	(11,339)
FHLB and FRB borrowings	(22,192)	(6,804)	(15,388)
Convertible notes, net	(596)	(96)	(500)
Subordinated debentures, net	181	150	31
Total interest expense	$(9,754)	$14,367	$(24,121)
NET INTEREST INCOME	$(24,829)	$(5,442)	$(19,387)

	Six Months Ended June 30, 2024 over June 30, 2023
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(18,297)	$26,407	$(44,704)
Investment securities AFS and HTM	4,219	4,216	3
Interest earning cash and deposits at other banks	2,250	2,621	(371)
FHLB stock and other investments	242	204	38
Total interest income	$(11,586)	$33,448	$(45,034)
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$21,576	$23,841	$(2,265)
Time deposits	22,962	28,476	(5,514)
FHLB and FRB borrowings	(11,037)	(1,333)	(9,704)
Convertible notes, net	(1,916)	(299)	(1,617)
Subordinated debentures, net	489	424	65
Total interest expense	$32,074	$51,109	$(19,035)
NET INTEREST INCOME	$(43,660)	$(17,661)	$(25,999)

Provision for Credit Losses
The provision for credit losses reflects management’s assessment of the current period cost associated with credit risk inherent in the loan portfolio. The provision for credit losses for each period includes provision for credit loss on loans and provision for unfunded loan commitments. Provision for credit loss on loans is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, examinations of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit loss on loans represents the amount charged against current period earnings to achieve an allowance for credit losses that, in management’s judgment, is adequate to absorb probable lifetime losses inherent in the loan portfolio. Provision for unfunded loan commitments is based on the estimated future funding of loan commitments. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses and allowance for unfunded loan commitments, and actual credit losses may vary in material respects from current estimates. If the allowances are inadequate, we may be required to record additional provisions, which may have a material and adverse effect on business, financial condition, and results of operations.
The provision for credit losses for the second quarter of 2024 was $1.4 million, a decrease of $7.6 million from $9.0 million for the same period of the prior year. Provision for credit losses for the six months ended June 30, 2024, was $4.0 million, a decrease of $8.3 million from $12.3 million in provision for credit losses for the same period of the prior year. The provision for credit losses includes both provision for credit loss on loans and provision for unfunded loan commitments. The year-over-year decreases in provision for credit losses was largely due to the lower provision for credit loss on loans of $1.7 million and $5.3 million for the three and six months ended June 30, 2024, respectively, compared with $8.9 million and $10.6 million for the same periods in 2023, respectively. The provision for credit loss on loans decreased year over year because of a lower provision on individually evaluated loans and lower balances of loans receivable. The recapture of provision for unfunded loan commitments was $300 thousand and $1.3 million for the three and six months ended June 30, 2024, respectively, compared with a provision for unfunded loan commitments of $110 thousand and $1.7 million for the same periods of 2023, respectively. The year-over-year decreases to the provision for unfunded loan commitments was due to lower balances of unfunded loan and trade finance commitments.
The allowance for credit losses coverage ratio was 1.15% of loans receivable at June 30, 2024, compared with 1.16% at June 30, 2023.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer and foreign currency fees, swap fee income, net gains on sales of loans, and other income and fees. Noninterest income for the second quarter of 2024 was $11.1 million, compared with $17.0 million for the same period of 2023, a decrease of $5.9 million, or 34.9%. Noninterest income for the six months ended June 30, 2024, was $19.4 million, compared with $28.0 million for the same period of the prior year, a decrease of $8.6 million, or 30.8%.
Noninterest income by category is summarized in the tables below:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,681	$2,325	$356	15.3%
International service fees	696	854	(158)	(18.5)%
Wire transfer and foreign currency fees	974	850	124	14.6%
Swap fees	25	674	(649)	(96.3)%
Net gains on sales of SBA loans	1,980	1,872	108	5.8%
Net gains on sales of investment securities AFS	425	—	425	100.0%
Other income and fees	4,290	10,439	(6,149)	(58.9)%
Total noninterest income	$11,071	$17,014	$(5,943)	(34.9)%

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,268	$4,546	$722	15.9%
International service fees	1,730	1,942	(212)	(10.9)%
Wire transfer and foreign currency fees	1,786	1,623	163	10.0%
Swap fees	168	716	(548)	(76.5)%
Net gains on sales of SBA loans	1,980	4,097	(2,117)	(51.7)%
Net gains on sales of investment securities AFS	425	—	425	100.0%
Other income and fees	8,000	15,068	(7,068)	(46.9)%
Total noninterest income	$19,357	$27,992	$(8,635)	(30.8)%

The year-over-year decrease in second quarter noninterest income was primarily driven by lower other income and fees, due to a $5.8 million cash distribution gain from investment in an affordable housing partnerships in the year-ago quarter that did not recur in the current year. For the six months ended June 30, 2024, the decrease was additionally attributable to lower gains on sales of SBA loans, compared with the same period of 2023.
The Bank resumed the sales of SBA guaranteed loans in the second quarter of 2024 due to improved conditions in the secondary markets, after retaining loan production on balance sheet starting in the second half of 2023. During the three and six months ended June 30, 2024, we sold $29.8 million in SBA guaranteed loans and recorded $2.0 million in net gains on sale of SBA loans. This compares with net gains of $1.9 million and $4.1 million, respectively, on SBA guaranteed loans sold of $38.4 million and $79.1 million, respectively, for the three and six months ended June 30, 2023.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions and their total notional amounts decreased in 2024 which has resulted in a decrease in swap fee income for the three and six months ended June 30, 2024, compared with the same periods in 2023.
During the second quarter of 2024, investment securities AFS with a total book value of $92.2 million were sold at a net gain of $425 thousand. There were no investments sold during the first quarter of 2024, as well as the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2023, other income and fees included a $5.8 million gain from a cash distribution from an investment in an affordable housing partnership, which did not recur in the same periods of 2024. During the three and six months ended June 30, 2023, other income and fees also included $315 thousand and $815 thousand, respectively, in fee income from our investment services line that was eliminated after 2023 due to the restructuring, and a gain of $169 thousand and $405 thousand, respectively, on debt extinguishment from our repurchase of convertible notes, neither of which recurred in the same periods of 2024.
Noninterest Expense
Noninterest expense for the second quarter of 2024 was $81.0 million, a decrease of $6.2 million, or 7.1%, from $87.2 million for the second quarter of 2023. Noninterest expense for the six months ended June 30, 2024, was $165.8 million, a decrease of $10.1 million, or 5.8%, from $176.0 million for the same period of the prior year.
The breakdown of changes in noninterest expense by category is shown in the following tables:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$44,107	$52,305	$(8,198)	(15.7)%
Occupancy	6,906	6,967	(61)	(0.9)%
Furniture and equipment	5,475	5,393	82	1.5%
Data processing and communications	2,997	2,917	80	2.7%
Professional fees	2,191	1,416	775	54.7%
Amortization of investments in affordable housing partnerships	2,284	1,912	372	19.5%
FDIC assessments	3,003	4,691	(1,688)	(36.0)%
FDIC special assessment	(309)	—	(309)	100.0%
Earned interest credit expense	6,139	5,090	1,049	20.6%
Restructuring-related costs	576	—	576	100.0%
Merger-related costs	1,589	—	1,589	100.0%
Other noninterest expense	6,029	6,532	(503)	(7.7)%
Total noninterest expense	$80,987	$87,223	$(6,236)	(7.1)%

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$91,684	$109,474	$(17,790)	(16.3)%
Occupancy	13,692	14,488	(796)	(5.5)%
Furniture and equipment	10,815	10,451	364	3.5%
Data processing and communications	5,987	5,739	248	4.3%
Professional fees	4,710	2,959	1,751	59.2%
Amortization of investments in affordable housing partnerships	4,417	3,628	789	21.7%
FDIC assessments	5,929	6,472	(543)	(8.4)%
FDIC special assessment	691	—	691	100.0%
Earned interest credit expense	11,973	9,517	2,456	25.8%
Restructuring-related costs	978	—	978	100.0%
Merger-related costs	2,633	—	2,633	100.0%
Other noninterest expense	12,317	13,229	(912)	(6.9)%
Total noninterest expense	$165,826	$175,957	$(10,131)	(5.8)%

The year-over-year decrease in noninterest expense for the three and six months ended June 30, 2024 compared with the same periods in 2023, was primarily driven by lower salaries and employee benefits expense and FDIC assessment expense, excluding FDIC special assessment expense, partially offset by merger-related costs, restructuring-related costs and higher earned interest credits expense.
Salaries and employee benefits expense decreased $8.2 million, or 15.7%, for the second quarter of 2024, compared with the same period of 2023, and decreased $17.8 million, or 16.3%, for the six months ended June 30, 2024, compared with the same period in 2023. The year-over-year decrease in salaries and employee benefits reflected headcount reductions related to the Company’s restructuring in late 2023. The number of full-time equivalent employees decreased to 1,238 at June 30, 2024, down from 1,469 at June 30, 2023.
FDIC assessments expense decreased by $1.7 million, or 36.0%, for the second quarter of 2024, compared with the same period of 2023, and decreased $543 thousand or 8.4% for the six months ended June 30, 2024, compared with the same period in 2023. The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. In 2023, the FDIC annual base assessment rate increased by two basis points industry-wide. In addition, in November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate was applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. In February 2024, the FDIC informed banks of an increase from the original estimate related to this special assessment. This additional amount is expected to be paid in two additional quarterly installments, at a rate of approximately 9.4 basis points per year on the same adjusted assessment base. The decrease in FDIC assessments expense for the three and six months ended June 30, 2024, compared with the same periods in 2023, was due primarily to lower average consolidated total assets and a lower assessment base.
Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates and have increased with the increases in the Federal Funds rate since mid-2022. Earned interest credit expense increased to $6.1 million for the second quarter of 2024, compared with $5.1 million for the same period in 2023, and increased to $12.0 million for the six months ended June 30, 2024, compared with $9.5 million in the year-ago period.
Restructuring-related costs of $576 thousand and $978 thousand for the three and six months ended June 30, 2024, respectively, primarily reflect professional fees related to the Company’s strategic reorganization announced in October 2023.
Merger-related costs of $1.6 million and $2.6 million for the three and six months ended June 30, 2024, respectively, primarily relate to professional fees for the definitive merger agreement with Territorial Bancorp, Inc. announced in April 2024. See Note 1—“Hope Bancorp, Inc.” for additional information regarding the merger.
Provision for Income Taxes
Income tax provision expense was $9.3 million and $19.3 million for the three and six months ended June 30, 2024, respectively, compared with $13.4 million and $27.1 million for the same periods of 2023, respectively. The effective income tax rate for the three and six months ended June 30, 2024, was 26.85% and 27.41%, respectively, compared with 26.13% and 26.02% for the same periods of 2023, respectively.
We invest in affordable housing partnerships and receive CRA credits and tax credits that reduce our overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and six months ended June 30, 2024, total tax credits related to our investment in affordable housing partnerships were approximately $2.1 million and $4.3 million, respectively. This compares with approximately $2.0 million and $4.0 million in tax credits related to our investment in affordable housing partnerships for the same periods in 2023, respectively. The balance of investments in affordable housing partnerships increased to $50.1 million at June 30, 2024, from $44.0 million at June 30, 2023.

Financial Condition
At June 30, 2024, total assets were $17.38 billion, a decrease of $1.76 billion, or 9.2%, from $19.13 billion at December 31, 2023. The decrease in total assets was primarily due to decreases in cash and cash equivalents, which were used to pay off $1.70 billion of FRB BTFP borrowings, followed by smaller decreases in loans receivable and investment securities during the six months ended June 30, 2024.
Cash and Cash Equivalents
Cash and cash equivalents of $654.0 million at June 30, 2024, was down from $1.93 billion at December 31, 2023, primarily reflecting the full payoff of $1.70 billion of FRB BTFP borrowings with interest earning cash in the six months ended June 30, 2024.
Investment Securities Portfolio
At June 30, 2024, we had $1.91 billion in investment securities AFS, compared with $2.15 billion at December 31, 2023. The net unrealized loss on the investment securities AFS at June 30, 2024, was $308.3 million, compared with a net unrealized loss on securities AFS of $284.7 million at December 31, 2023. The year-to-date increase in net unrealized loss position reflected movements in market interest rates. At June 30, 2024, we had $258.1 million in investment securities HTM, compared with $263.9 million at December 31, 2023. We have the ability and intent to hold securities classified as HTM to maturity.
During the six months ended June 30, 2024, $80.3 million in investment securities were purchased, $79.6 million in investment securities were paid down, $121.7 million in investment securities matured and were called, and $92.6 million in investment securities AFS were sold.
We performed an analysis on our investment securities in unrealized loss positions at June 30, 2024 and December 31, 2023, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At June 30, 2024, we also had one asset-backed security, six corporate securities, and 73 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because full payment of principal and interest is expected.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at June 30, 2024, totaled $44.3 million, an increase of $528 thousand, or 1.2%, from $43.8 million at December 31, 2023.
At June 30, 2024 and December 31, 2023, total equity investments with readily determinable fair values totaled $4.3 million and $4.4 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $40.0 million and $39.4 million in equity investments without readily determinable fair values at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, equity investments without readily determinable fair values included $38.6 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the six months ended June 30, 2024 and 2023.

Loans Held For Sale
Loans held for sale at June 30, 2024, totaled $68.3 million, compared with $3.4 million at December 31, 2023. Loans held for sale at June 30, 2024, comprised $40.2 million in SBA loans, $2.0 million in residential mortgage loans, and $26.2 million in other C&I loans. At December 31, 2023, loans held for sale consisted of $1.1 million in residential mortgage loans and $2.3 million in other loans. During the six months ended June 30, 2024, we sold $65.6 million in loans, consisting of $29.8 million in SBA loans, $12.1 million in residential mortgage loans, and $23.7 million in other loans.
Loans Receivable
At June 30, 2024, loans receivable totaled $13.57 billion, a decrease of $286.6 million, or 2.1%, from $13.85 billion at December 31, 2023. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	June 30, 2024		December 31, 2023
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,679,515	64%	$8,797,884	64%
C&I loans	3,854,284	28%	4,135,044	30%
Residential mortgage loans	996,601	8%	883,687	6%
Consumer and other loans	36,602	—%	37,004	—%
Total loans receivable, net of deferred costs and fees	13,567,002	100%	13,853,619	100%
Allowance for credit losses	(156,019)		(158,694)
Loans receivable, net of allowance for credit losses	$13,410,983		$13,694,925
The year-to-date decrease in our total loans receivable was primarily due to declines in C&I and CRE loans as loan payoffs, paydowns and sales exceeded new origination volume, reflecting, in part, elevated payoffs of commercial loans in a high interest rate environment. These decreases were partially offset by growth in residential mortgage loans over the same period.
Lines of credit or loan commitments to business customers are not normally made for periods longer than one year. The same credit policies are used in making commitments and conditional obligations as for providing loan facilities to customers. Annual reviews of such commitments are performed prior to renewal.
The following table shows loan commitments and letters of credit outstanding as of the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$2,060,656	$2,274,239
Standby letters of credit	137,487	132,132
Other commercial letters of credit	24,925	51,983
Total loan commitments and letters of credit	$2,223,068	$2,458,354

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $67.3 million at June 30, 2024, compared with $45.5 million at December 31, 2023. The increase in nonperforming loans was largely driven by an increase in C&I nonaccrual loans. The ratio of nonperforming assets to total assets increased to 0.39% at June 30, 2024, compared with 0.24% at December 31, 2023. Nonaccrual loans to loans receivable was 0.49% at June 30, 2024, compared with 0.33% at December 31, 2023.
The following table summarizes the composition of our nonperforming assets as of the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans (1)	$67,003	$45,204
Accruing delinquent loans past due 90 days or more	273	261
Total nonperforming loans	67,276	45,465
OREO	—	63
Total nonperforming assets	$67,276	$45,528

Nonaccrual loans to loans receivable	0.49%	0.33%
Nonperforming loans to loans receivable	0.50%	0.33%
Nonperforming assets to total assets	0.39%	0.24%
Allowance for credit losses to nonaccrual loans	232.85%	351.06%
Allowance for credit losses to nonperforming loans	231.91%	349.05%
Allowance for credit losses to nonperforming assets	231.91%	348.56%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $11.2 million at June 30, 2024, and $11.4 million at December 31, 2023.
Allowance for Credit Losses
The ACL was $156.0 million at June 30, 2024, compared with $158.7 million at December 31, 2023. The ACL was 1.15% and 1.15% of loans receivable at June 30, 2024 and December 31, 2023, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at June 30, 2024 and December 31, 2023, totaled $3.9 million and $5.7 million, respectively.
The third-party economic forecast used in the calculation at June 30, 2024, improved slightly relative to the forecast used at December 31, 2023. The updated macroeconomic forecast projected a higher near-term GDP growth and CRE price index, but a more moderated growth in GDP and CRE price index in the mid-term. Overall ACL coverage at June 30, 2024, remained unchanged compared with December 31, 2023.
The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
CRE loans	$95,643	$93,940
C&I loans	56,014	51,291
Residential mortgage loans	3,909	12,838
Consumer and other loans	453	625
Total	$156,019	$158,694

Allowance for credit losses to loans receivable	1.15%	1.15%

The ACL coverage ratio at June 30, 2024, remained unchanged from 1.15% at December 31, 2023. The decrease in total ACL at June 30, 2024, compared with December 31, 2023, consisted of a decrease in ACL for collectively evaluated loans, partially offset by an increase in ACL for individually evaluated loans. The decrease in ACL on residential mortgage loans at June 30, 2024, compared with December 31, 2023, was primarily due to model enhancements made to the CECL model for residential loans during the second quarter of 2024. The updated model takes into greater account property values when estimating losses for collectively evaluated residential mortgage loans and the coverage ratios for these loans are now more in line with industry averages. During the second quarter of 2024, the owner-occupied CRE CECL model was also enhanced, to place greater importance on the underlying income from the lenders’ businesses. This resulted in increased estimated losses, increasing the ACL on CRE loans, which was partially offset by the decrease in CRE loans outstanding year-to-date. ACL on C&I loans increased, reflecting changes in macroeconomic variables projected for 2025 and 2026.
The following table presents the provisions for credit losses on loans, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
LOANS:
Average loans	$13,591,936	$15,105,212	$13,669,078	$15,169,939
Loans receivable (end of period)	$13,567,002	$14,864,810	$13,567,002	$14,864,810

ALLOWANCE:
Balance, beginning of period	$158,758	$163,544	$158,694	$162,359
Less loan charge offs:
CRE loans	(520)	(561)	(558)	(561)
C&I loans	(5,972)	(298)	(10,591)	(738)
Consumer and other loans	(46)	(120)	(109)	(175)
Total loan charge offs	(6,538)	(979)	(11,258)	(1,474)
Plus loan recoveries:
CRE loans	6	123	541	192
C&I loans	2,072	1,389	2,619	1,673
Consumer and other loans	21	19	123	53
Total loan recoveries	2,099	1,531	3,283	1,918
Net loan charge offs (recoveries)	(4,439)	552	(7,975)	444
ASU 2022-02 day 1 adjustment	—	—	—	(407)
Provision for credit losses on loans	1,700	8,900	5,300	10,600
Balance, end of period	$156,019	$172,996	$156,019	$172,996

Net loan charge offs (recoveries) to average loans*	0.13%	(0.01)%	0.12%	(0.01)%
Allowance for credit losses to loans receivable at end of period	1.15%	1.16%	1.15%	1.16%

__________________________________
*    Annualized
Net loan charge offs as a percentage of average loans were 0.13% and 0.12%, annualized, for the three and six months ended June 30, 2024, respectively, compared with an annualized net recovery ratio of 0.01% and 0.01%, respectively, for the same periods in 2023. Net loan charge offs for the three and six months ended June 30, 2024, primarily reflected C&I loan net charge offs of $3.9 million and $8.0 million, respectively.

We believe the ACL at June 30, 2024, was adequate to absorb current expected lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of the 2023 banking industry disruption, rising or continued elevated levels of inflation, potential economic recession, and the wars in the Gaza Strip and Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.
At June 30, 2024, we had $48.0 million in accrued interest receivables on loans, compared with $49.3 million at December 31, 2023.
Investments in Affordable Housing Partnerships
At June 30, 2024, we had $50.1 million in investments in affordable housing partnerships, compared with $54.5 million at December 31, 2023. The decrease in investments in affordable housing partnerships reflected amortization during the six months ended June 30, 2024. Commitments to fund investments in affordable housing partnerships totaled $18.3 million at June 30, 2024, compared with $21.0 million at December 31, 2023.
OREO
At June 30, 2024, OREO, net, totaled $0 compared with $63 thousand at December 31, 2023. During the six months ended June 30, 2024, there were no loans transferred to OREO and we sold one OREO property with a carrying balance of $63 thousand. OREO are presented on the balance sheet net of OREO valuation allowances.
Deposits, Borrowings, Convertible Notes, and Subordinated Debentures
Deposits
Deposits are our primary source of funds used in lending and investment activities. At June 30, 2024, total deposits were $14.71 billion, a decrease of $42.3 million, or 0.3%, from $14.75 billion at December 31, 2023. Demand deposits decreased $243.8 million during the six months ended June 30, 2024, while time deposits increased $165.7 million, and money market, NOW accounts, and savings deposits increased $35.8 million during the six months ended June 30, 2024. Year-to-date, total deposits were essentially stable, with growth in customer deposits nearly offsetting planned reductions of brokered time deposits.
At June 30, 2024, 24.9% of total deposits were noninterest bearing demand deposits, 41.7% were time deposits, and 33.4% were interest bearing money market, NOW accounts, and savings deposits. At December 31, 2023, 26.5% of total deposits were noninterest bearing demand deposits, 40.5% were time deposits, and 33.0% were interest bearing money market, NOW accounts, and savings deposits.
At June 30, 2024, we had $1.36 billion in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $1.54 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2023. The California State Treasurer time deposits at June 30, 2024, had original maturities of six months, a weighted average interest rate of 5.33%, and were collateralized with securities with a total fair value of $207.2 million and a $150.0 million letter of credit issued by the FHLB. At June 30, 2024, time deposits of more than $250 thousand totaled $2.56 billion, compared with $2.24 billion at December 31, 2023.
The Bank’s estimated insured deposits at June 30, 2024, were equivalent to approximately 62% of the Bank’s total deposits, the ratio being unchanged from December 31, 2023. The Bank’s estimated uninsured deposits at June 30, 2024, totaled $5.63 billion (38% of deposits), a decrease from $5.67 billion (38% of deposits) at December 31, 2023. Uninsured deposits are estimated based on the portion of account balances in excess of FDIC insurance limits.

The following is a schedule of time deposit maturities at June 30, 2024:

	June 30, 2024
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$1,559,278	25%
Over three months through six months	2,091,302	34%
Over six months through nine months	1,394,986	23%
Over nine months through twelve months	908,611	15%
Over twelve months	178,242	3%
Total time deposits	$6,132,419	100%
FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funds. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At June 30, 2024, borrowings totaled $170.0 million, consisting of $100.0 million in FHLB borrowings and $70.0 million in FRB borrowings, compared with $1.80 billion in borrowings at December 31, 2023, consisting of $100.0 million in FHLB borrowings and $1.70 billion in FRB borrowings. At June 30, 2024 and December 31, 2023, the weighted average remaining maturity of total FHLB and FRB borrowings was less than two months and three months, respectively. The weighted average rate for FHLB and FRB borrowings were 5.61% and 5.50%, respectively, at June 30, 2024, compared to 5.73% and 4.47% for FHLB and FRB borrowings at December 31, 2023. We fully paid off $1.70 billion in BTFP borrowings in the six months ended June 30, 2024, resulting in cash and cash equivalent levels decreasing to $654.0 million at June 30, 2024, from $1.93 billion at December 31, 2023.
We did not have federal funds purchased at June 30, 2024, and December 31, 2023.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock and pay interest on a semi-annual basis. The net carrying balance of convertible notes at both June 30, 2024 and December 31, 2023, was $444 thousand. In 2023, we repurchased notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. No notes were repurchased or paid off in the six months ended June 30, 2024.
Subordinated Debentures
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $108.5 million at June 30, 2024, and $107.8 million at December 31, 2023. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date (see Note 10—“Convertible Notes and Subordinated Debentures” for additional information regarding the subordinated debentures issued).
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
Total stockholders’ equity was $2.11 billion at June 30, 2024, compared with $2.12 billion at December 31, 2023. During the six months ended June 30, 2024, stockholders’ equity decreased by $10.0 million due to dividends paid of $33.7 million and an increase in accumulated other comprehensive loss of $28.4 million, partially offset by net income earned of $51.1 million, and an increase in additional paid-in capital consisting of $1.0 million in stock-based compensation. The increase in accumulated other comprehensive loss from December 31, 2023 to June 30, 2024, reflected an increase in unrealized losses on our investment securities AFS and a decrease in net unrealized gains on our cash flow hedges due to changes in market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. We had $35.3 million remaining of the $50.0 million stock repurchase plan at both June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the tables below.

	June 30, 2024
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,882,623	12.70%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,987,196	13.40%	N/A	N/A
Total capital (to risk-weighted assets)	$2,137,513	14.42%	N/A	N/A
Leverage capital (to average assets)	$1,987,196	11.61%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,961,022	13.23%	6.50%	6.73%
Tier 1 capital (to risk-weighted assets)	$1,961,022	13.23%	8.00%	5.23%
Total capital (to risk-weighted assets)	$2,111,339	14.25%	10.00%	4.25%
Leverage capital (to average assets)	$1,961,022	11.46%	5.00%	6.46%

	December 31, 2023
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,869,774	12.28%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,973,698	12.96%	N/A	N/A
Total capital (to risk-weighted assets)	$2,120,157	13.92%	N/A	N/A
Leverage capital (to average assets)	$1,973,698	10.11%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,940,303	12.75%	6.50%	6.25%
Tier 1 capital (to risk-weighted assets)	$1,940,303	12.75%	8.00%	4.75%
Total capital (to risk-weighted assets)	$2,086,762	13.71%	10.00%	3.71%
Leverage capital (to average assets)	$1,940,303	9.94%	5.00%	4.94%

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
Our primary sources of liquidity are derived from financing activities, which include deposits, federal funds facilities, and borrowings from the FHLB and the FRB’s Discount Window. These funding sources are augmented by payments of principal and interest on loans and securities, proceeds from sale of loans, and the liquidation or sale of securities from our available for sale portfolio or sale of equity investments. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.
At June 30, 2024, our total borrowing capacity, cash and cash equivalents, and unpledged securities totaled $7.51 billion, compared with $7.66 billion at December 31, 2023. At June 30, 2024, our borrowing capacity comprised $4.29 billion from the FHLB ($4.19 billion unused and available to borrow), $513.5 million from the FRB ($443.5 million unused and available to borrow), and $304.8 million of Fed funds facilities with other banks (entirely unused). At June 30, 2024, our total remaining available borrowing capacity was $4.94 billion. In addition to these lines, cash and cash equivalents, interest earning cash deposits and deposits with other banks totaled $654.0 million, and unpledged investment securities AFS amounted to $1.91 billion. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The objective of the Company’s asset and liability management activities is to optimize earnings while maintaining adequate liquidity and exposure to interest rate risk deemed to be acceptable by management, by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Primary operating strategies for attaining this objective include managing the net interest margin through appropriate risk/return pricing of assets and liabilities, and emphasizing growth of low-cost, stable customer deposits. Various methods are used to protect against exposure to interest rate fluctuations, reducing the effects of fluctuations on associated cash flows or values. Internal analyses are performed to measure, evaluate, and monitor liquidity and interest rate risk.
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
Interest Rate Sensitivity
One of the methods used to monitor interest rate risk is the use of a net interest income simulation model. In order to measure, at June 30, 2024, the sensitivity of forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. Scenarios included parallel and non-parallel interest rate shifts, instantaneous shocks and ramps. Scenarios were based on adjusted balance sheets that incorporated assumptions related to asset prepayment and time deposit withdrawal speeds, noninterest bearing deposit migration, and estimated deposit betas; these assumptions differ in rising or falling interest rate scenarios and are anchored in historical performance. Deposit betas represent the change in the rates paid on deposits against a change in benchmark interest indices. The net interest income simulation model does not represent a forecast of the Company’s net interest income but is a tool utilized to assess the impact of changing market interest rates across a range of market interest rate environments. As a result, actual results will differ from simulated results for multiple reasons, which may include actual balance sheet composition differences, timing, magnitude and frequency of interest rate changes, deviations from projected customer behavioral assumptions, and changes in market conditions or management strategies. The adjusted balance sheet used in the interest income simulation model does not reflect forecasted growth or attrition that would occur under a dynamic environment of rising or falling interest rates.
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

	June 30, 2024		June 30, 2023
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Economic Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Economic Value Of Equity Volatility

+ 300 basis points	(4.33)%	(18.97)%	(1.34)%	(8.70)%
+ 100 basis points	(0.20)%	(5.53)%	(0.61)%	(2.08)%
- 100 basis points	(1.02)%	2.69%	0.59%	1.19%
- 300 basis points	(5.51)%	3.25%	0.74%	(1.66)%

The simulation results presented in the table above are based on an adjusted balance sheet as of June 30, 2024, which reflects changes to loan prepayment speeds, deposit mix changes, early withdrawal assumptions for time deposits, and migration assumptions for non-maturity deposits, and does not reflect growth that would occur in a dynamic environment of rising or falling interest rates. The results do not represent a forecast of the Company’s net interest income but are a tool utilized to assess the impact of changing market interest rates across a range of market interest rate environments. Year-over-year, assumptions change reflecting continuous assumption reviews, model calibration and model enhancements. The simulation results are based on a parallel shift off of base interest rates as of June 30, 2024, and June 30, 2023, using an implied forward interest rate curve. The upper limit of the Federal Funds target range was 5.50% as of June 30, 2024, and 5.25% as of June 30, 2023. The year-over-year change in interest rates and the composition of the balance sheet impacted the dollar amount of the base interest income, the replacement yields and rates for maturing assets and liabilities, and the deposit beta assumptions utilized in the simulation model. Future actual performance will be dependent on market conditions, the level of competition for deposits, the magnitude of continued interest rate increases, and the timing and magnitude of eventual interest rate decreases.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $500 thousand at June 30, 2024. It is reasonably possible the Company may incur losses in excess of our accrued loss contingency. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended June 30, 2024.
In January 2022, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended June 30, 2024.
The following table summarizes stock repurchase activities during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
April 1, 2024 to April 30, 2024	—	$—	—	$35,333
May 1, 2024 to May 31, 2024	—	—	—	35,333
June 1, 2024 to June 30, 2024	—	—	—	35,333
Total	—	$—	—

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on May 29, 2024)

3.2	Amended and Restated Bylaws of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.2, filed with the SEC on May 29, 2024)

10.1	Hope Bancorp, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on May 29, 2024) +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
__________________________________

+	Management contract, compensatory plan, or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	August 6, 2024	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	August 6, 2024	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer