Form 10-Q
period 2024-09-30
HOPE BANCORP INC
filed 2024-11-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At November 1, 2024, there were 120,738,974 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible further deterioration in economic conditions in our areas of operation; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; geopolitical instability or unrest; regulatory risks associated with current and future regulations; and risks associated with the execution of our organizational restructuring and failing to achieve its anticipated results. In addition, there are risks and uncertainties related to our proposed merger with Territorial Bancorp Inc., including, among others, the risk that the proposed merger will be consummated within the expected time frame, or at all; the risk that any announcements relating to the proposed merger could have adverse effects on the market price of the Company’s common stock; diversion of management’s attention from ongoing business operations and opportunities; required governmental approvals of the merger may not be obtained on its proposed terms and schedule, or without regulatory constraints that may limit growth, or at all; assuming the transaction is consummated, difficulties and delays in integrating Hope Bancorp, Inc. and Territorial Bancorp Inc. and achieving anticipated synergies, cost savings and other benefits from the transaction; higher than anticipated transaction costs; and deposit attrition, operating costs, customer loss and business disruption following the merger, including difficulties in maintaining relationships with employees and customers, may be greater than expected. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$170,674	$172,813
Interest earning cash in other banks	510,183	1,756,154
Total cash and cash equivalents	680,857	1,928,967
Investment securities available for sale (“AFS”), at fair value	1,920,981	2,145,059
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $246,231 and $250,518 at September 30, 2024 and December 31, 2023, respectively	256,320	263,912
Equity investments	39,908	43,750
Loans held for sale, at lower of cost or fair value	25,714	3,408
Loans receivable, net of allowance for credit losses of $153,270 and $158,694 at September 30, 2024 and December 31, 2023, respectively	13,464,718	13,694,925
Other real estate owned (“OREO”), net	—	63
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,250
Premises and equipment, net	51,543	50,611
Accrued interest receivable	51,898	61,720
Deferred tax assets, net	122,538	135,215
Bank owned life insurance (“BOLI”)	89,726	89,061
Investments in affordable housing partnerships	33,010	54,474
Operating lease right-of-use assets (“ROU”), net	42,071	46,611
Goodwill	464,450	464,450
Core deposit intangible assets, net	2,732	3,935
Servicing assets, net	9,339	9,631
Other assets	81,134	118,480
Total assets	$17,354,189	$19,131,522

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,722,985	$3,914,967
Interest bearing:
Money market and NOW accounts	4,289,042	4,169,543
Savings deposits	724,263	702,486
Time deposits	5,993,208	5,966,757
Total deposits	14,729,498	14,753,753
FHLB and Federal Reserve Bank (“FRB”) borrowings	100,000	1,795,726
Convertible notes and subordinated debentures, net	109,249	108,269
Accrued interest payable	107,017	168,174
Operating lease liabilities	47,015	52,670
Commitments to fund investments in affordable housing partnerships	—	21,017
Other liabilities	91,625	110,670
Total liabilities	$15,184,404	$17,010,279
Commitments and contingent liabilities (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 150,000,000 authorized shares at September 30, 2024 and December 31, 2023, respectively: issued and outstanding 138,120,743 and 120,737,908 shares, respectively, at September 30, 2024, and issued and outstanding 137,509,621 and 120,126,786 shares, respectively, at December 31, 2023	$138	$138
Additional paid-in capital	1,442,993	1,439,963
Retained earnings	1,174,100	1,150,547
Treasury stock, at cost; 17,382,835 and 17,382,835 shares at September 30, 2024 and December 31, 2023, respectively	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(182,779)	(204,738)
Total stockholders’ equity	2,169,785	2,121,243
Total liabilities and stockholders’ equity	$17,354,189	$19,131,522

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$210,022	$229,937	$633,331	$671,543
Interest on investment securities	16,741	17,006	51,619	47,665
Interest on cash and deposits at other banks	7,507	28,115	39,974	58,332
Interest on other investments	814	735	2,435	2,114
Total interest income	235,084	275,793	727,359	779,654
INTEREST EXPENSE:
Interest on deposits	127,193	117,854	373,803	319,926
Interest on FHLB and FRB borrowings	329	19,821	19,612	50,141
Interest on other borrowings and debt	2,753	2,740	8,228	9,642
Total interest expense	130,275	140,415	401,643	379,709
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	104,809	135,378	325,716	399,945
PROVISION FOR CREDIT LOSSES	3,280	16,862	7,280	29,192
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	101,529	118,516	318,436	370,753
NONINTEREST INCOME:
Service fees on deposit accounts	2,651	2,415	7,919	6,961
International service fees	711	740	2,441	2,682
Wire transfer and foreign currency fees	926	806	2,712	2,429
Swap fees	21	(61)	189	655
Net gains on sales of SBA loans	2,722	—	4,702	4,097
Net (losses) gains on sales of investment securities AFS	(326)	—	99	—
Other income and fees	5,134	4,405	13,134	19,473
Total noninterest income	11,839	8,305	31,196	36,297
NONINTEREST EXPENSE:
Salaries and employee benefits	44,160	51,033	135,844	160,507
Occupancy	6,940	7,149	20,632	21,637
Furniture and equipment	5,341	5,625	16,156	16,076
Data processing and communications	3,112	2,891	9,099	8,630
Professional fees	1,969	2,111	6,679	5,070
Amortization of investments in affordable housing partnerships	2,206	1,933	6,623	5,561
FDIC assessments	2,200	3,683	8,129	10,155
FDIC special assessment	—	—	691	—
Earned interest credit expense	6,869	6,377	18,842	15,894
Restructuring-related costs	197	500	1,175	500
Merger-related costs	1,236	—	3,869	—
Other noninterest expense	7,038	5,509	19,355	18,738
Total noninterest expense	81,268	86,811	247,094	262,768
INCOME BEFORE INCOME TAXES	32,100	40,010	102,538	144,282
INCOME TAX PROVISION	7,941	9,961	27,245	37,090
NET INCOME	$24,159	$30,049	$75,293	$107,192

EARNINGS PER COMMON SHARE
Basic	$0.20	$0.25	$0.62	$0.89
Diluted	$0.20	$0.25	$0.62	$0.89

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income	$24,159	$30,049	$75,293	$107,192
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities AFS	69,000	(68,261)	45,885	(68,117)
Change in unrealized net holding gains (losses) on interest rate contracts used in cash flow hedges	3,178	(4,310)	(7,758)	3,405
Reclassification adjustments for net gains realized in net income	(847)	(3,720)	(7,019)	(8,780)
Tax effect	(20,980)	22,490	(9,149)	21,664
Other comprehensive income (loss), net of tax	50,351	(53,801)	21,959	(51,828)
Total comprehensive income (loss)	$74,510	$(23,752)	$97,252	$55,364

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JUNE 30, 2023	120,014,888	$137	$1,433,788	$1,127,624	$(264,667)	$(228,884)	$2,067,998
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	11,332						—
Stock-based compensation, net of tax settlements			2,981				2,981
Cash dividends declared on common stock ($0.14 per share)				(16,803)			(16,803)
Comprehensive loss:
Net income				30,049			30,049
Other comprehensive loss						(53,801)	(53,801)
BALANCE, SEPTEMBER 30, 2023	120,026,220	$137	$1,436,769	$1,140,870	$(264,667)	$(282,685)	$2,030,424

BALANCE, JUNE 30, 2024	120,731,342	$138	$1,440,963	$1,167,978	$(264,667)	$(233,130)	$2,111,282
ASU 2023-02 adjustment				(1,605)			(1,605)
ASU 2023-02 adjustment tax impact				472			472
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	6,566						—
Stock-based compensation, net of tax settlements			2,030				2,030
Cash dividends declared on common stock ($0.14 per share)				(16,904)			(16,904)
Comprehensive income:
Net income				24,159			24,159
Other comprehensive income						50,351	50,351
BALANCE, SEPTEMBER 30, 2024	120,737,908	$138	$1,442,993	$1,174,100	$(264,667)	$(182,779)	$2,169,785

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2022	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
Adoption of ASU 2022-02				407			407
Adoption of ASU 2022-02 tax adjustment				(120)			(120)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	531,011						—
Stock-based compensation, net of tax settlements			5,766				5,766
Cash dividends declared on common stock ($0.42 per share)				(50,321)			(50,321)
Comprehensive income:
Net income				107,192			107,192
Other comprehensive loss						(51,828)	(51,828)
BALANCE, SEPTEMBER 30, 2023	120,026,220	$137	$1,436,769	$1,140,870	$(264,667)	$(282,685)	$2,030,424

BALANCE, DECEMBER 31, 2023	120,126,786	$138	$1,439,963	$1,150,547	$(264,667)	$(204,738)	$2,121,243
ASU 2023-02 adjustment				(1,605)			(1,605)
ASU 2023-02 adjustment tax impact				472			472
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	611,122						—
Stock-based compensation, net of tax settlements			3,030				3,030
Cash dividends declared on common stock ($0.42 per share)				(50,607)			(50,607)
Comprehensive income:
Net income				75,293			75,293
Other comprehensive income						21,959	21,959
BALANCE, SEPTEMBER 30, 2024	120,737,908	$138	$1,442,993	$1,174,100	$(264,667)	$(182,779)	$2,169,785

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,293	$107,192
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	28,054	15,040
Stock-based compensation expense	6,496	8,767
Provision for credit losses	7,280	29,192
Distribution gain from investment in affordable housing partnerships	(1)	(5,819)
Net gains on sales of loans	(5,059)	(4,174)
Gains on BOLI	(1,298)	(1,152)
Net change in fair value of derivatives	(9,923)	(11,606)
Valuation on HFS loans	1,552	341
Net gain on sale of investment securities AFS	(99)	—
Net change in deferred income taxes	4,001	5,692
Proceeds from sales of loans held for sale	40,050	67,763
Originations of loans held for sale	(28,197)	(53,828)
Originations of servicing assets	(1,839)	(1,885)
Net change in accrued interest receivable	9,822	(7,178)
Net change in other assets	31,111	51,454
Net change in accrued interest payable	(61,157)	140,163
Net change in other liabilities	(29,003)	55,256
Net cash provided by operating activities	67,083	395,218

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of interest earning deposits in other financial institutions	—	735
Investment securities available for sale:
Purchase of securities	(136,499)	(372,895)
Proceeds from matured, called, or paid-down securities	246,829	280,123
Proceeds from sales and calls of securities available for sale	157,692	—
Investment securities held to maturity:
Purchase of securities	—	(5,545)
Proceeds from matured, called, or paid-down securities	10,205	12,789
Purchase of equity investments	(1,175)	(924)
Proceeds from redemptions of equity investments	305	3
Proceeds from sales of loans held for sale previously classified as held for investment	82,800	335,390
Purchase of loans receivable	—	(1,636)
Net change in loans receivable	109,345	710,267
Proceeds from sales of OREO	63	1,209
Purchase of FHLB stock	—	(4,650)
Redemption of FHLB stock	—	6,030
Purchase of premises and equipment	(7,547)	(11,123)
Purchase of BOLI policy	—	(11,000)
Proceeds from BOLI death benefits	—	587
Investments in affordable housing partnerships	(3,157)	(2,852)
Net cash provided by investing activities	458,861	936,508

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(24,255)	1,058
Proceeds from FHLB advances	400,000	5,350,000
Repayment of FHLB advances	(400,000)	(5,850,000)
Proceeds from FRB borrowings	786,100	36,104,000
Repayment of FRB borrowings	(2,481,826)	(34,673,274)
Repurchase of convertible notes	—	(19,534)
Repayment of convertible notes	—	(197,107)
Cash dividends paid on common stock	(50,607)	(50,321)
Taxes paid in net settlement of restricted stock	(3,466)	(3,001)
Net cash (used in) provided by financing activities	(1,774,054)	661,821

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,248,110)	1,993,547
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,928,967	506,776
CASH AND CASH EQUIVALENTS, END OF PERIOD	$680,857	$2,500,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$461,820	$238,264
Income taxes paid	27,630	7,170

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$—	$105
Transfer from loans receivable to loans held for sale	140,994	382,286
Transfer from loans held for sale to loans receivable	26,491	22,400
ROU assets obtained in exchange for lease liabilities, net	5,490	7,606

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Hope Bancorp, Inc.
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At September 30, 2024, the Bank had 48 branches and nine loan production offices in California, New York, Texas, Washington, Illinois, New Jersey, Virginia, Georgia, Alabama, Colorado and Oregon, as well a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
On March 28, 2024, the Bank entered into a Purchase and Assumption Agreement with PromiseOne Bank, a Georgia state bank, to sell the deposits, other liabilities and certain physical assets of the Bank’s two branches located in Virginia (Annandale and Centreville). The transaction was completed on October 1, 2024.
On April 26, 2024, the Company entered into a merger agreement with Territorial Bancorp Inc. (“Territorial”), headquartered in Honolulu, Hawaii. Under the terms of the merger agreement, assuming the transaction is consummated, Territorial will merge with and into the Company, immediately followed by the merger of Territorial’s subsidiary bank, Territorial Savings Bank, with and into the Company’s subsidiary bank, Bank of Hope. If the transaction is completed, Territorial shareholders will receive a fixed exchange ratio of 0.8048 shares of the Company’s common stock in exchange for each share of Territorial common stock they own. Based on the closing price of the Company’s common stock on April 26, 2024, this represented a value of $8.82 per share of Territorial common stock, although the actual value will be determined upon the completion of the merger. Following the completion of the pending transaction, the legacy Territorial franchise in Hawaii will continue to do business under the Territorial brand, as a trade name of Bank of Hope.

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
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally the Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that, in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2024 and December 31, 2023, and the results of operations for the three and nine months ended September 30, 2024 and 2023. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Adopted Accounting Policies
In 2024, the Company adopted ASU 2023-02 - “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. During the third quarter of 2024, the Company made an adjustment related to the adoption of ASU 2023-02 and recorded $15.1 million in the derecognition of delayed contribution liabilities related to the Company’s investments in affordable housing partnerships, as balance sheet adjustments. In addition, the Company recorded adjustments to equity including a $1.1 million adjustment to retained earnings net of a $472 thousand reduction to account for deferred tax assets.
Recently Issued Accounting Pronouncements Not Yet Adopted
There were no recently issued accounting pronouncements not yet adopted that are expected to have a material impact on the Company’s consolidated financial statements.

3.    Earnings Per Share (“EPS”)
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended September 30, 2024 and 2023, stock options and restricted share awards of 430,728 and 1,049,495 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive. For the nine months ended September 30, 2024 and 2023, stock options and restricted share awards of 611,573 and 1,189,286 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at September 30, 2024. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 10—“Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). Under the required if-converted method for calculating dilutive EPS for convertible instruments, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and nine months ended September 30, 2024 and 2023, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and nine months ended September 30, 2024 and 2023, as the conversion price exceeded the market price of the Company’s stock.
The following tables present computations of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024			2023
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$24,159	120,734,581	$0.20	$30,049	120,020,567	$0.25
Effect of dilutive securities:
Stock options and restricted stock		425,396			354,051
Diluted EPS - common stock	$24,159	121,159,977	$0.20	$30,049	120,374,618	$0.25

	Nine Months Ended September 30,
	2024			2023
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$75,293	120,529,535	$0.62	$107,192	119,843,382	$0.89
Effect of dilutive securities:
Stock options and restricted stock		498,258			406,570
Diluted EPS - common stock	$75,293	121,027,793	$0.62	$107,192	120,249,952	$0.89

4.    Equity Investments
Equity investments with readily determinable fair values at September 30, 2024 and December 31, 2023, consisted of mutual funds in the amounts of $4.5 million and $4.4 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the three and nine months ended September 30, 2024 and 2023, were recorded in other noninterest income and fees as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$157	$(134)	$92	$(134)
Less: Net change in fair value recorded on equity investments sold during the period	—	—	—	—
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$157	$(134)	$92	$(134)

At September 30, 2024 and December 31, 2023, the Company also had equity investments without readily determinable fair values, which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At September 30, 2024, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $35.5 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $34.1 million in Community Reinvestment Act (“CRA”) investments. At December 31, 2023, the total balance of equity investments without readily determinable fair values was $39.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $38.0 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and nine months ended September 30, 2024 and 2023.

5.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$—	$—	$—	$—	$103,691	$21	$(35)	$103,677
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(28)	3,972	4,000	—	(100)	3,900
Collateralized mortgage obligations (“CMO”)	818,736	699	(119,583)	699,852	888,631	367	(141,279)	747,719
Mortgage-backed securities (“MBS”):
Residential	483,454	—	(67,329)	416,125	499,431	—	(79,133)	420,298
Commercial	489,374	1,524	(44,415)	446,483	445,207	113	(53,432)	391,888
Asset-backed securities	134,324	281	(66)	134,539	150,992	—	(1,322)	149,670
Corporate securities	23,266	—	(2,733)	20,533	23,302	—	(3,868)	19,434
Municipal securities	206,790	2,697	(10,010)	199,477	314,554	5,698	(11,779)	308,473
Total investment securities AFS	$2,159,944	$5,201	$(244,164)	$1,920,981	$2,429,808	$6,199	$(290,948)	$2,145,059

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$144,493	$—	$(4,804)	$139,689	$150,369	$—	$(6,663)	$143,706
Commercial	111,827	18	(5,303)	106,542	113,543	—	(6,731)	106,812
Total investment securities HTM	$256,320	$18	$(10,107)	$246,231	$263,912	$—	$(13,394)	$250,518
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at September 30, 2024 and December 31, 2023, totaled $7.5 million and $11.0 million, respectively.
At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The table below summarizes the proceeds from and gains and losses on the sales and calls of investment securities AFS, for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Proceeds from sales and calls of investment securities AFS	$65,105	$—	$157,692	$—

Gains from sales of investment securities AFS	$543	$—	$2,069	$—
Losses from sales of investment securities AFS	(869)	—	(1,970)	—
Net (losses) gain on sales and calls of investment securities AFS	$(326)	$—	$99	$—

At September 30, 2024 and December 31, 2023, $167.9 million and $200.2 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive loss.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Interest income on investment securities
Taxable	$15,948	$15,884	$48,896	$44,396
Nontaxable	793	1,122	2,723	3,269
Total	$16,741	$17,006	$51,619	$47,665
The amortized cost and estimated fair value of investment securities at September 30, 2024, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$—	$—	$—	$—
Due after one year through five years	143,758	138,873	24,930	24,803
Due after five years through ten years	140,052	134,267	8,770	8,650
Due after ten years	1,876,134	1,647,841	222,620	212,778
Total	$2,159,944	$1,920,981	$256,320	$246,231

Securities with carrying values of approximately $223.7 million and $1.70 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law. The decrease was primarily due to securities were no longer being pledged at the Bank Term Funding Program (“BTFP”) as of September 30, 2024, as the BTFP ceased extending new advances in March 2024.

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

	September 30, 2024
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,972	(28)	1	3,972	(28)
CMOs	—	—	—	95	672,967	(119,583)	95	672,967	(119,583)
MBS:
Residential	1	17,688	(168)	64	398,437	(67,161)	65	416,125	(67,329)
Commercial	5	33,500	(945)	56	344,770	(43,470)	61	378,270	(44,415)
Asset-backed securities	5	39,008	(66)	—	—	—	5	39,008	(66)
Corporate securities	—	—	—	6	20,533	(2,733)	6	20,533	(2,733)
Municipal securities	5	19,347	(510)	39	88,451	(9,500)	44	107,798	(10,010)
Total	16	$109,543	$(1,689)	261	$1,529,130	$(242,475)	277	$1,638,673	$(244,164)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	1	$3,963	$(35)	1	$3,963	$(35)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,900	(100)	1	3,900	(100)
CMOs	3	19,800	(378)	115	717,662	(140,901)	118	737,462	(141,279)
MBS:
Residential	—	—	—	65	420,298	(79,133)	65	420,298	(79,133)
Commercial	6	53,255	(2,129)	53	331,450	(51,303)	59	384,705	(53,432)
Asset-backed securities	—	—	—	18	149,670	(1,322)	18	149,670	(1,322)
Corporate securities	—	—	—	6	19,434	(3,868)	6	19,434	(3,868)
Municipal securities	11	42,760	(263)	42	91,707	(11,516)	53	134,467	(11,779)
Total	20	$115,815	$(2,770)	301	$1,738,084	$(288,178)	321	$1,853,899	$(290,948)

The Company had agency securities, collateralized mortgage obligations, mortgage-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at September 30, 2024. The agency securities, collateralized mortgage obligations, and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on asset-backed, corporate, and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.
83.7% of the Company’s investment portfolio at September 30, 2024, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had five asset-backed securities, six corporate securities, and 44 municipal bonds in unrealized loss positions at September 30, 2024. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at September 30, 2024.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. Once the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at September 30, 2024 and December 31, 2023.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government agency or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At September 30, 2024, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at September 30, 2024 and December 31, 2023.

6.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by segment:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$8,630,757	$8,797,884
Commercial and industrial (“C&I”) loans	3,901,368	4,135,044
Residential mortgage loans	1,047,556	883,687
Consumer and other loans	38,307	37,004
Total loans receivable, net of deferred costs and fees	13,617,988	13,853,619
Allowance for credit losses	(153,270)	(158,694)
Loans receivable, net of allowance for credit losses	$13,464,718	$13,694,925
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred fees of $1.3 million and $6.1 million at September 30, 2024 and December 31, 2023, respectively.
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
The Company had loans receivable of $13.62 billion at September 30, 2024, a decrease of $235.6 million, or 1.7%, from December 31, 2023. The decrease in loans receivable during the nine months ended September 30, 2024, was due to the decline in C&I and CRE loans, partially offset by the growth in residential mortgage loans. During the nine months ended September 30, 2024, loan payoffs, paydowns and sales exceeded new origination volume, reflecting, in part, an elevated pace of payoffs in a high interest rate environment.
The Company had $25.7 million in loans held for sale at September 30, 2024, compared with $3.4 million at December 31, 2023. Loans held for sale at September 30, 2024, consisted of $2.0 million in residential mortgage loans and $23.7 million in C&I loans, net of valuation allowance of $1.6 million. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three and nine months ended September 30, 2024 and 2023.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2024
Balance, beginning of period	$95,643	$56,014	$3,909	$453	$156,019
Provision (credit) for credit loss on loans	(3,943)	6,314	515	114	3,000
Loans charged off	(390)	(5,767)	—	(126)	(6,283)
Recoveries of charge offs	18	480	—	36	534
Balance, end of period	$91,328	$57,041	$4,424	$477	$153,270

Nine Months Ended September 30, 2024
Balance, beginning of period	$93,940	$51,291	$12,838	$625	$158,694
Provision (credit) for credit loss on loans	(2,223)	19,009	(8,414)	(72)	8,300
Loans charged off	(948)	(16,358)	—	(235)	(17,541)
Recoveries of charge offs	559	3,099	—	159	3,817
Balance, end of period	$91,328	$57,041	$4,424	$477	$153,270

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2023
Balance, beginning of period	$105,321	$54,894	$11,983	$798	$172,996
Provision (credit) for credit loss on loans	(10,852)	27,713	13	(74)	16,800
Loans charged off	(631)	(33,219)	—	(75)	(33,925)
Recoveries of charge offs	2,898	34	—	6	2,938
Balance, end of period	$96,736	$49,422	$11,996	$655	$158,809

Nine Months Ended September 30, 2023
Balance, beginning of period	$95,884	$56,872	$8,920	$683	$162,359
ASU 2022-02 day 1 adoption adjustment	19	(426)	—	—	$(407)
Provision (credit) for credit loss on loans	(1,065)	25,226	3,076	163	27,400
Loans charged off	(1,192)	(33,957)	—	(250)	(35,399)
Recoveries of charge offs	3,090	1,707	—	59	4,856
Balance, end of period	$96,736	$49,422	$11,996	$655	$158,809

The following tables break out the allowance for credit losses and loan balance by measurement methodology at September 30, 2024 and December 31, 2023:

	September 30, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$3,238	$4,685	$163	$17	$8,103
Collectively evaluated	88,090	52,356	4,261	460	145,167
Total	$91,328	$57,041	$4,424	$477	$153,270

Loans outstanding:
Individually evaluated	$72,125	$24,963	$6,363	$42	$103,493
Collectively evaluated	8,558,632	3,876,405	1,041,193	38,265	13,514,495
Total	$8,630,757	$3,901,368	$1,047,556	$38,307	$13,617,988

	December 31, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$886	$1,721	$39	$14	$2,660
Collectively evaluated	93,054	49,570	12,799	611	156,034
Total	$93,940	$51,291	$12,838	$625	$158,694

Loans outstanding:
Individually evaluated	$33,932	$5,013	$5,916	$343	$45,204
Collectively evaluated	8,763,952	4,130,031	877,771	36,661	13,808,415
Total	$8,797,884	$4,135,044	$883,687	$37,004	$13,853,619
At September 30, 2024 and December 31, 2023, reserves for unfunded loan commitments recorded in other liabilities were $2.8 million and $3.8 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded an addition to reserves for unfunded commitments of $280 thousand and a reduction to reserves for unfunded commitments of $1.0 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded additions to reserves for unfunded commitments totaling $62 thousand and $1.8 million, respectively.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$19,788	$52,440	$72,228	$—
C&I loans	3,811	21,152	24,963	128
Residential mortgage loans	2,969	3,394	6,363	—
Consumer and other loans	—	48	48	98
Total	$26,568	$77,034	$103,602	$226

	December 31, 2023
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$26,724	$7,208	$33,932	$—
C&I loans	2,447	2,566	5,013	184
Residential mortgage loans	3,002	2,914	5,916	—
Consumer and other loans	—	343	343	77
Total	$32,173	$13,031	$45,204	$261
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $13.1 million and $11.4 million, at September 30, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost of collateral-dependent loans at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$51,505	$—	$51,505	$29,803	$—	$29,803
C&I loans	1,383	22,432	23,815	2,447	1,708	4,155
Residential mortgage loans	2,969	—	2,969	3,002	—	3,002
Total	$55,857	$22,432	$78,289	$35,252	$1,708	$36,960

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the nine months ended September 30, 2024, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. Real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, gas station/carwash, residential mortgage, restaurant and land properties. Loans secured by other collateral are secured by assets of the underlying businesses of the borrowers or borrowers net worth.

Accrued interest receivable on loans totaled $43.1 million at September 30, 2024, and $49.3 million at December 31, 2023. The Company has elected to exclude accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
CRE loans	$1,867	$176	$2,119	$841
C&I loans	263	216	1,976	1,102
Residential mortgage loans	2	—	10	32
Total	$2,132	$392	$4,105	$1,975
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at September 30, 2024 and December 31, 2023, by loan segment:

	September 30, 2024				December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$715	$60,707	$6,403	$67,825	$1,999	$2,976	$10,197	$15,172
C&I loans	9,037	3,898	8,537	21,472	934	533	1,717	3,184
Residential mortgage loans	899	1,805	2,995	5,699	1,534	—	2,339	3,873
Consumer and other loans	132	92	106	330	214	48	77	339
Total Past Due	$10,783	$66,502	$18,041	$95,326	$4,681	$3,557	$14,330	$22,568

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

The following table presents the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Term Loan by Year						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
CRE loans
Pass	$591,743	$580,884	$2,352,878	$1,925,051	$1,148,074	$1,752,263	$110,552	$8,461,445
Special mention	—	14,998	2,651	5,105	—	13,677	799	37,230
Substandard	—	970	2,417	49,587	34,863	44,245	—	132,082
Subtotal	$591,743	$596,852	$2,357,946	$1,979,743	$1,182,937	$1,810,185	$111,351	$8,630,757
Year-to-date gross charge offs	$—	$—	$165	$—	$101	$682	$—	$948

C&I loans
Pass	$1,040,295	$619,685	$854,235	$362,372	$114,366	$52,954	$527,712	$3,571,619
Special mention	—	32,972	18,914	35,072	—	14,974	45,281	147,213
Substandard	3,510	15,707	79,919	18,975	113	985	56,924	176,133
Doubtful / loss	6,403	—	—	—	—	—	—	6,403
Subtotal	$1,050,208	$668,364	$953,068	$416,419	$114,479	$68,913	$629,917	$3,901,368
Year-to-date gross charge offs	$—	$319	$15,833	$107	$—	$99	$—	$16,358

Residential mortgage loans
Pass	$222,238	$85,858	$351,541	$244,871	$1,328	$135,103	$—	$1,040,939
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	972	1,836	3,809	—	6,617
Subtotal	$222,238	$85,858	$351,541	$245,843	$3,164	$138,912	$—	$1,047,556
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$6,480	$676	$212	$192	$1,157	$8,458	$21,084	$38,259
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	48	—	48
Subtotal	$6,480	$676	$212	$192	$1,157	$8,506	$21,084	$38,307
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$235	$235

Total loans
Pass	$1,860,756	$1,287,103	$3,558,866	$2,532,486	$1,264,925	$1,948,778	$659,348	$13,112,262
Special mention	—	47,970	21,565	40,177	—	28,651	46,080	184,443
Substandard	3,510	16,677	82,336	69,534	36,812	49,087	56,924	314,880
Doubtful / loss	6,403	—	—	—	—	—	—	6,403
Total	$1,870,669	$1,351,750	$3,662,767	$2,642,197	$1,301,737	$2,026,516	$762,352	$13,617,988
Total year-to-date gross charge offs	$—	$319	$15,998	$107	$101	$781	$235	$17,541

	December 31, 2023
	Term Loan by Year						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
CRE loans
Pass	$623,058	$2,429,146	$2,045,863	$1,239,654	$996,483	$1,297,295	$79,426	$8,710,925
Special mention	—	2,001	15,452	2,518	5,963	5,196	—	31,130
Substandard	—	1,549	7,300	2,711	2,083	42,186	—	55,829
Subtotal	$623,058	$2,432,696	$2,068,615	$1,244,883	$1,004,529	$1,344,677	$79,426	$8,797,884
Year-to-date gross charge offs	$103	$315	$—	$233	$355	$1,941	$—	$2,947

C&I loans
Pass	$1,107,219	$1,208,795	$683,821	$203,142	$162,815	$61,019	$479,266	$3,906,077
Special mention	9,743	23,413	31,388	8,597	14,614	—	60,107	147,862
Substandard	7,158	53,213	8,480	8,637	290	2,358	969	81,105
Subtotal	$1,124,120	$1,285,421	$723,689	$220,376	$177,719	$63,377	$540,342	$4,135,044
Year-to-date gross charge offs	$5,011	$12,323	$16,020	$128	$182	$539	$—	$34,203

Residential mortgage loans
Pass	$93,982	$365,252	$263,977	$1,356	$29,063	$123,885	$—	$877,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	314	1,836	957	3,065	—	6,172
Subtotal	$93,982	$365,252	$264,291	$3,192	$30,020	$126,950	$—	$883,687
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$3,985	$944	$278	$2,068	$371	$8,221	$20,794	$36,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	343	—	343
Subtotal	$3,985	$944	$278	$2,068	$371	$8,564	$20,794	$37,004
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$370	$370

Total loans
Pass	$1,828,244	$4,004,137	$2,993,939	$1,446,220	$1,188,732	$1,490,420	$579,486	$13,531,178
Special mention	9,743	25,414	46,840	11,115	20,577	5,196	60,107	178,992
Substandard	7,158	54,762	16,094	13,184	3,330	47,952	969	143,449
Total	$1,845,145	$4,084,313	$3,056,873	$1,470,519	$1,212,639	$1,543,568	$640,562	$13,853,619
Total year-to-date gross charge offs	$5,114	$12,638	$16,020	$361	$537	$2,480	$370	$37,520
For the three and nine months ended September 30, 2024 and the twelve months ended December 31, 2023, there were no revolving loans converted to term loans.

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three and nine months ended September 30, 2024 and 2023, is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$17,110	$30,302	$70,861	$97,078
C&I loans	13,690	114,725	70,133	285,208
Total	$30,800	$145,027	$140,994	$382,286
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio at September 30, 2024.

The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At September 30, 2024, the Company utilized the September 2024 consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 2.6% in 2024, 1.8% for 2025, and 1.9% for 2026, with unemployment projected to be 4.1% for 2024, 4.2% for 2025, and 4.1% in 2026. CRE prices in the consensus scenario were expected to decrease initially, with the CRE price index declining -3.4% for 2024, before rebounding +6.8% for 2025 and +7.4% in 2026. The Company also utilized Moody’s December 2023 consensus economic forecast for the calculation of the December 31, 2023 ACL.
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

	Three Months Ended September 30, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	13	26,732	—	—	26,745
Total Loan Modifications	$13	$26,732	$—	$—	$26,745
% of Loan Class	—%	0.69%	—%	—%	0.20%

	Nine Months Ended September 30, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$9,701	$—	$—	$9,701
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	13	33,581	—	—	33,594
Total Loan Modifications	$13	$43,282	$—	$—	$43,295
% of Loan Class	—%	1.11%	—%	—%	0.32%

	Three Months Ended September 30, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	1,119	2,299	—	—	3,418
Total Loan Modifications	$1,119	$2,299	$—	$—	$3,418
% of Loan Class	0.01%	0.05%	—%	—%	0.02%

	Nine Months Ended September 30, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	1,119	25,449	—	—	26,568
Total Loan Modifications	$1,119	$25,449	$—	$—	$26,568
% of Loan Class	0.01%	0.57%	—%	—%	0.19%
The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Principal forgiveness
C&I loans	Forgiveness of principal totaling:	$— million	$4.4 million
Term extension
CRE loans	Extended term by a weighted average of:	0.3 years	0.3 years
C&I loans	Extended term by a weighted average of:	0.3 years	0.3 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Term extension
CRE loans	Extended term by a weighted average of:	0.3 years	0.3 years
C&I loans	Extended term by a weighted average of:	0.3 years	0.3 years
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans that have been modified within the previous 12 months to borrowers experiencing financial difficulty were current at September 30, 2024 and 2023.
There were no loan modifications to borrowers experiencing financial difficulty that had payment defaults during the three and nine months ended September 30, 2024 and 2023, and that were modified in the 12 months prior to default.

7.    Leases
The Company’s operating leases are real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 9 years at September 30, 2024. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
The table below summarizes supplemental balance sheet information related to operating leases:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Operating lease ROU assets	$42,071	$46,611
Current portion of long-term lease liabilities	14,053	14,287
Long-term lease liabilities	32,962	38,383
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the nine months ended September 30, 2024, the Company extended seven leases and did not enter into any new lease contracts. Lease extension terms ranged from three to seven years and the Company reassessed the ROU assets and lease liabilities related to these leases.
The Company wrote off $93 thousand in operating ROU assets resulting from the branch consolidation of one location during the nine months ended September 30, 2023. There was no impairment on operating ROU assets during the same period of 2024.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Operating lease cost	$3,632	$3,852	$10,849	$11,518
Variable lease cost	1,004	946	2,679	2,549
Sublease income	(70)	(29)	(173)	(121)
Net lease cost	$4,566	$4,769	$13,355	$13,946

Rent expense for the three and nine months ended September 30, 2024, was $4.3 million and $12.7 million, respectively. Rent expense for the three and nine months ended September 30, 2023, was $4.5 million and $13.6 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$11,795	$11,968
ROU assets obtained in exchange for lease liabilities, net	$5,490	$7,606
Weighted-average remaining lease term - operating leases	3.7 years	4.2 years
Weighted-average discount rate - operating leases	3.07%	2.75%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2024
(Dollars in thousands)
2024	$3,948
2025	14,981
2026	14,338
2027	8,834
2028	4,052
2029 and thereafter	3,862
Total lease payments	50,015
Less: imputed interest	3,000
Total lease obligations	$47,015
At September 30, 2024, the Company had no operating lease commitments that had not yet commenced. On October 1, 2024, the Company sold two of its branches located in Virginia (Annandale and Centreville) to PromiseOne Bank, a Georgia state bank. As part of the transaction, PromiseOne Bank took over the Company’s lease liabilities related to the branch locations sold.
The Company did not have any finance leases at September 30, 2024 and December 31, 2023.

8.    Deposits
Total deposits of $14.73 billion at September 30, 2024, were down $24.3 million, or 0.2%, from $14.75 billion at December 31, 2023.
The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2024 and December 31, 2023, was $2.68 billion and $2.24 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at September 30, 2024 and December 31, 2023. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At September 30, 2024 and December 31, 2023, securities with fair values of approximately $214.7 million and $218.7 million, respectively, and a $150.0 million letter of credit issued by the FHLB, were pledged as collateral for the California State Treasurer’s deposits.
Brokered deposits at September 30, 2024 and December 31, 2023, totaled $1.01 billion and $1.54 billion, respectively. Brokered deposits at September 30, 2024, consisted of $278.3 million in money market and NOW accounts and $733.7 million in time deposit accounts. Brokered deposits at December 31, 2023, consisted of $164.1 million in money market and NOW accounts and $1.37 billion in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $2.7 million and $2.0 million at September 30, 2024 and December 31, 2023, respectively.
The following is a breakdown of the Company’s deposits at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$3,722,985	25%	$3,914,967	27%
Money market and NOW accounts	4,289,042	29%	4,169,543	28%
Savings deposits	724,263	5%	702,486	5%
Time deposits	5,993,208	41%	5,966,757	40%
Total deposits	$14,729,498	100%	$14,753,753	100%

On March 28, 2024, the Bank entered into a Purchase and Assumption Agreement with PromiseOne Bank, a Georgia state bank, to sell the deposits, other liabilities, and certain physical assets of the Bank’s two branches located in Virginia. The sale of the branches was completed on October 1, 2024 and as part of this transaction a total of $128.1 million in deposits was transferred to PromiseOne Bank.

9.    Borrowings
At September 30, 2024, borrowings totaled $100.0 million, compared with $1.80 billion at December 31, 2023. All of the Company’s borrowings at September 30, 2024 and December 31, 2023, had maturities of less than 12 months. The tables below summarize the Company’s borrowing lines at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,154,731	$100,000	5.59%	$4,054,731
FRB Discount Window	507,949	—	—%	507,949
Unsecured Federal Funds lines	302,391	—	—%	302,391
Total	$4,965,071	$100,000	5.59%	$4,865,071

	December 31, 2023
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,167,168	$100,000	5.73%	$4,067,168
FRB Discount Window	630,369	—	—%	630,369
BTFP	1,707,909	1,695,726	4.47%	12,183
Unsecured Federal Funds lines	312,315	—	—%	312,315
Total	$6,817,761	$1,795,726	4.54%	$5,022,035

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At September 30, 2024 and December 31, 2023, loans with a carrying amount of $7.73 billion and $7.60 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity, respectively. At September 30, 2024, other than FHLB stock, no securities were pledged as collateral to the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As a member of the FRB system, the Bank may also borrow from the FRB discount window. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At September 30, 2024, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $573.8 million. There were no investment securities pledged at the discount window at September 30, 2024.
The Company availed itself of the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. In 2023, the BTFP was available to federally insured depository institutions in the U.S. at a fixed rate of ten basis points over the one-year overnight index swap rate, but in 2024, the interest rate was no lower than the interest rate on reserve balances in effect on the day the loan is made. The Company’s outstanding borrowings at December 31, 2023 were not subject to the new rate. The BTFP ceased extending new advances in March 2024. All outstanding borrowings from the BTFP were paid off as of September 30, 2024.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at September 30, 2024 and December 31, 2023.

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
On May 15, 2023, most holders of the Company’s convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. During 2023, the Company also repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker. No notes were repurchased or paid off in the nine months ended September 30, 2024.
The carrying value of the convertible notes at September 30, 2024 and December 31, 2023, was $444 thousand. The capitalized issuance costs were fully amortized at both September 30, 2024 and December 31, 2023.
Interest expense on the convertible notes for the three and nine months ended September 30, 2024, totaled $2 thousand and $6 thousand, respectively. Interest expense on the convertible notes for the three and nine months ended September 30, 2023, totaled $2 thousand and $1.9 million, respectively.
Subordinated Debentures
At September 30, 2024, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at September 30, 2024:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	8.36%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	8.41%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	8.15%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	6.86%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,402	Variable	8.41%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,872	Variable	6.99%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	12,093	Variable	6.61%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,488	Variable	6.59%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	16,082	Variable	6.49%	06/30/2037
Total		$126,000	$108,805

The carrying value of the subordinated debentures at September 30, 2024 and December 31, 2023, was $108.8 million and $107.8 million, respectively. At September 30, 2024 and December 31, 2023, acquired subordinated debentures had remaining discounts of $21.1 million and $22.1 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at September 30, 2024 and December 31, 2023, and is included in other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.

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
The tables below present the fair value of the Company’s derivative financial instruments at September 30, 2024 and December 31, 2023. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities,” respectively, on the Company’s Consolidated Statements of Financial Condition.

	September 30, 2024
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$1,125,000	$4,899	$—
Interest rate collars	500,000	461	(18)
Forward interest rate swaps	200,000	3,546	—
Total	$1,825,000	$8,906	$(18)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,041,157	$35,477	$(2,065)
Interest rate contracts with customers	1,041,157	2,065	(36,337)
Foreign exchange contracts with correspondent banks	13,018	45	(281)
Foreign exchange contracts with customers	224	22	—
Risk participation agreement	153,971	—	(28)
Mortgage banking derivatives	2,714	20	(15)
Total	$2,252,241	$37,629	$(38,726)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2023
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$725,000	$—	$—
Interest rate collars	250,000	—	1,149
Forward interest rate swaps	1,000,000	10,812	—
Forward interest rate collars	250,000	148	—
Total	$2,225,000	$10,960	$1,149

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,096,292	$53,185	$1,117
Interest rate contracts with customers	1,096,292	1,117	54,505
Foreign exchange contracts with correspondent banks	10,739	4	202
Foreign exchange contracts with customers	1,744	57	—
Risk participation agreement	130,365	—	28
Mortgage banking derivatives	1,377	7	17
Total	$2,336,809	$54,370	$55,869
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.
Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term SOFR and Federal Funds Rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $3.4 million, net of taxes, from AOCI as an increase to net interest income, net of a decrease of $2.3 million from terminated swaps.
During 2024, the Company terminated $400.0 million in notional value of forward-starting received fixed swaps set to mature through July 2027. The swaps were designated as cash flow hedges on the changes in cash flows associated with certain variable rate loans. The termination of the swaps was performed to reduce prolonged exposure to higher interest rates. Prior to the termination of the swaps, the change in value of the swaps was recorded through accumulated other comprehensive income. The unamortized fair value adjustments on terminated forward-starting received fixed swaps was $6.4 million in pre-tax losses in AOCI at September 30, 2024, which will be amortized as a reduction to net interest income over an expected period of 2.8 years.

The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(Dollars in thousands)
Interest rate contracts	Interest income and fees on loans	$(2,724)	$—	$(4,710)	$—
Interest rate contracts	Interest expense on deposits	3,346	3,408	10,086	8,068
Interest rate contracts	Interest expense on FHLB and FRB borrowings	1,371	1,284	4,189	3,524
Total		$1,993	$4,692	$9,565	$11,592
Total cash held as collateral for interest rate contracts designated as cash flow hedges was $0 at September 30, 2024, and $22.9 million at December 31, 2023.
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
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the three and nine months ended September 30, 2024, the changes in fair value on foreign exchange contracts were losses of $706 thousand and $72 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees. During the three and nine months ended September 30, 2023, the changes in fair value on foreign exchange contracts were gains of $96 thousand and $105 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees.
At September 30, 2024, the Company had risk participation agreements with an outside counterparty for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrowers fail to perform on their interest rate derivative contracts. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, is recognized in earnings at the time of the transaction.
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

12.    Commitments and Contingencies
The following table presents a summary of commitments described below at the dates indicated below:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$2,168,218	$2,274,239
Standby letters of credit	138,451	132,132
Other letters of credit	30,999	51,983
Commitments to fund affordable housing partnerships and CRA investments	17,860	21,017
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, and commitments to fund investments in affordable housing partnerships and other CRA investments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $2.8 million at September 30, 2024, and $3.8 million at December 31, 2023.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $614 thousand at September 30, 2024, and $535 thousand at December 31, 2023. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

13.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill
The carrying amount of the Company’s goodwill at September 30, 2024, and December 31, 2023, was $464.5 million. There was no impairment of goodwill recorded during the three and nine months ended September 30, 2024.
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
Intangible Assets
Amortization expense related to core deposit intangible assets totaled $401 thousand and $1.2 million for the three and nine months ended September 30, 2024, respectively. Amortization expense related to core deposit intangible assets totaled $448 thousand and $1.3 million for the three and nine months ended September 30, 2023, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2024 and December 31, 2023:

			September 30, 2024		December 31, 2023
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Wilshire Bancorp acquisition	10 years	$18,138	$(15,406)	$2,732	$(14,203)	$3,935
Servicing Assets
Total servicing assets at September 30, 2024, totaled $9.3 million and comprised $7.7 million in SBA servicing assets and $1.6 million in mortgage related servicing assets. At December 31, 2023, servicing assets totaled $9.6 million and comprised $7.6 million in SBA servicing assets and $2.1 million in mortgage related servicing assets.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At September 30, 2024 and December 31, 2023, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$8,984	$11,532	$9,631	$11,628
Additions through originations of servicing assets	1,090	36	1,839	1,885
Amortization	(735)	(1,111)	(2,131)	(3,056)
Balance at end of period	$9,339	$10,457	$9,339	$10,457
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $969.4 million at September 30, 2024, and $987.4 million at December 31, 2023.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at September 30, 2024 and December 31, 2023, are presented below.

	September 30, 2024	December 31, 2023
SBA Servicing Assets:
Weighted-average discount rate	10.10%	11.12%
Constant prepayment rate	9.53%	12.17%
Mortgage Servicing Assets:
Weighted-average discount rate	10.25%	11.00%
Constant prepayment rate	5.95%	9.52%

14.    Income Taxes
For the three months ended September 30, 2024, the Company recorded an income tax provision of $7.9 million on pretax income of $32.1 million, representing an effective tax rate of 24.74%, compared with an income tax provision of $10.0 million on pretax income of $40.0 million, representing an effective tax rate of 24.90% for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, the Company recorded an income tax provision totaling $27.2 million on pretax income of $102.5 million, representing an effective tax rate of 26.57%, compared with an income tax provision of $37.1 million on pretax income of $144.3 million, representing an effective tax rate of 25.71% for the nine months ended September 30, 2023.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $807 thousand at September 30, 2024, and $469 thousand at December 31, 2023, that relate to uncertainties associated with federal and state income tax matters.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at September 30, 2024 or December 31, 2023.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$3,972	$—	$3,972	$—
Collateralized mortgage obligations	699,852	—	699,852	—
Mortgage-backed securities:
Residential	416,125	—	416,125	—
Commercial	446,483	—	446,483	—
Asset-backed securities	134,539	—	134,539	—
Corporate securities	20,533	—	20,533	—
Municipal securities	199,477	—	198,619	858
Equity investments with readily determinable fair value	4,455	4,455	—	—
Interest rate contracts	37,542	—	37,542	—
Mortgage banking derivatives	20	—	20	—
Other derivatives	8,973	—	8,973	—

Liabilities:
Interest rate contracts	38,402	—	38,402	—
Mortgage banking derivatives	15	—	15	—
Other derivatives	327	—	299	28

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$103,677	$103,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,900	—	3,900	—
Collateralized mortgage obligations	747,719	—	747,719	—
Mortgage-backed securities:
Residential	420,298	—	420,298	—
Commercial	391,888	—	391,888	—
Asset-backed securities	149,670	—	149,670	—
Corporate securities	19,434	—	19,434	—
Municipal securities	308,473	—	307,615	858
Equity investments with readily determinable fair value	4,363	4,363	—	—
Interest rate contracts	54,302	—	54,302	—
Mortgage banking derivatives	7	—	7	—
Other derivatives	11,021	—	11,021	—

Liabilities:
Interest rate contracts	55,622	—	55,622	—
Mortgage banking derivatives	17	—	17	—
Other derivatives	1,379	—	1,351	28
There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2024 and 2023.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$815	$930	$858	$943
Change in fair value included in other comprehensive income	43	(77)	—	(90)
Ending Balance	$858	$853	$858	$853

Risk participation agreements:
Beginning Balance	$16	$28	$28	$32
Change in fair value included in income	12	(17)	—	(21)
Ending Balance	$28	$11	$28	$11

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$33,067	$—	$—	$33,067
C&I loans	23,731	—	—	23,731
Loans held for sale, net	23,717	—	23,717	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$3,475	$—	$—	$3,475
C&I loans	2,701	—	—	2,701
Loans held for sale, net	2,287	—	2,287	—
OREO	63	—	—	63
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(839)	$(156)	$(942)	$(567)
C&I loans	(8,129)	(1,768)	(8,129)	(2,157)
Loans held for sale, net	(1,552)	(341)	(4,406)	(341)
OREO	—	(37)	—	(308)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs			Weighted-Average of Inputs
	($ in thousands)
September 30, 2024
Collateral dependent loans	$41,012	Collateral Fair Value	Selling cost	8.5%			8.5%
	9,701	Enterprise Value	Discount	19%			19%
	6,085	Asset Fair Value	Discount	39%	-	49%	47%

December 31, 2023
Collateral dependent loans	$4,468	Collateral Fair Value	Selling cost	4.5%	-	8.5%	7.6%
	1,708	Asset Fair Value	Discount Rate	48%			48%
OREO	63	Property Fair Value	Selling cost	8.5%			8.5%

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$680,857	$680,857	Level 1
Investment securities HTM	256,320	246,231	Level 2
Equity investments without readily determinable fair values	35,453	35,453	Level 2
Loans held for sale	25,714	25,750	Level 2
Loans receivable, net	13,464,718	13,116,503	Level 3
Accrued interest receivable	51,898	51,898	Level 2/3
Servicing assets, net	9,339	18,448	Level 3
Customers’ liabilities on acceptances	667	667	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,722,985	$3,722,985	Level 2
Money market, interest bearing demand and savings deposits	5,013,305	5,013,305	Level 2
Time deposits	5,993,208	6,002,923	Level 2
FHLB borrowings	100,000	100,253	Level 2
Convertible notes	444	440	Level 1
Subordinated debentures	108,805	103,926	Level 3
Accrued interest payable	107,017	107,017	Level 2
Acceptances outstanding	667	667	Level 2

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,928,967	$1,928,967	Level 1
Investment securities HTM	263,912	250,518	Level 2
Equity investments without readily determinable fair values	39,387	39,387	Level 2
Loans held for sale	3,408	3,419	Level 2
Loans receivable, net	13,694,925	13,270,444	Level 3
Accrued interest receivable	61,720	61,720	Level 2/3
Servicing assets, net	9,631	14,853	Level 3
Customers’ liabilities on acceptances	471	471	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,914,967	$3,914,967	Level 2
Money market, interest bearing demand and savings deposits	4,872,029	4,872,029	Level 2
Time deposits	5,966,757	5,974,125	Level 2
FHLB and FRB borrowings	1,795,726	1,795,820	Level 2
Convertible notes, net	444	451	Level 1
Subordinated debentures	107,825	99,358	Level 3
Accrued interest payable	168,174	168,174	Level 2
Acceptances outstanding	471	471	Level 2

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

16.    Stockholders’ Equity
Total stockholders’ equity at September 30, 2024, was $2.17 billion, compared with $2.12 billion at December 31, 2023.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which an estimated $35.3 million remained available at September 30, 2024. During the nine months ended September 30, 2024, the Company did not repurchase any shares of common stock as part of this program (see Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information).
For the three months ended September 30, 2024 and 2023, the Company paid dividends of $0.14 per common share. For the nine months ended September 30, 2024 and 2023, the Company paid dividends of $0.42 per common share.
The following table presents the changes to accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$(233,130)	$(228,884)	$(204,738)	$(230,857)

Unrealized net gains (losses) on investment securities AFS	69,000	(68,261)	45,885	(68,117)
Unrealized net gains (losses) on interest rate contracts used for cash flow hedges	3,178	(4,310)	(7,758)	3,405
Reclassification adjustments for net gains realized in net income	(847)	(3,720)	(7,019)	(8,780)
Tax effect	(20,980)	22,490	(9,149)	21,664
Other comprehensive income (loss), net of tax	50,351	(53,801)	21,959	(51,828)
Balance at end of period	$(182,779)	$(282,685)	$(182,779)	$(282,685)
Reclassifications for net gains and losses realized in net income for the three and nine months ended September 30, 2024 and 2023, related to net gains on interest rate contracts designated as cash flow hedges, amortization on unrealized losses from transferred investment securities to HTM, and net gains on sales of investment securities. Gains and losses on interest rate contracts are recorded in interest income and expense in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the three and nine months ended September 30, 2024, the Company reclassified net gains of $2.0 million and $9.6 million on interest rate contracts designated as cash flow hedges, respectively, from other comprehensive income to net interest income, compared with $4.7 million and $11.6 million for the three and nine months ended September 30, 2023, respectively.
For the three and nine months ended September 30, 2024, the Company recorded a reclassification adjustment of $820 thousand and $2.6 million, respectively, from other comprehensive income to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM, compared with $972 thousand and $2.8 million for the three and nine months ended September 30, 2023, respectively.
For the three and nine months ended September 30, 2024, the Company reclassified net losses of $326 thousand and net gains of $99 thousand on the sale of investment securities AFS, respectively, from other comprehensive income to noninterest income, compared with none for the three and nine months ended September 30, 2023, respectively.

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
The 2024 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2024 Plan reserved for 4,500,000 shares available for grant to participants. At September 30, 2024, there were 3,788,027 remaining shares available for future grants under the 2024 Plan. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2024 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
The following is a summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2024	629,367	$16.61
Granted	—	—
Exercised	—	—
Expired	(208,136)	15.75
Forfeited	—	—
Outstanding - September 30, 2024	421,231	$17.04	1.88	$—
Options exercisable - September 30, 2024	421,231	$17.04	1.88	$—

The following is a summary of the restricted stock and performance unit activity under the Company’s plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2024	2,043,621	$12.09
Granted	750,271	12.33
Vested	(926,151)	12.60
Forfeited	(128,436)	13.50
Outstanding (unvested) - September 30, 2024	1,739,305	$11.82
The total fair value of restricted stock and performance units vested during the nine months ended September 30, 2024 and 2023, was $10.1 million and $8.2 million, respectively.

The total amounts charged against income related to stock-based payment arrangements were $2.1 million and $6.5 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, $3.0 million and $8.8 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $610 thousand and $1.9 million for the three and nine months ended September 30, 2024, respectively, compared with $755 thousand and $2.3 million for the three and nine months ended September 30, 2023, respectively.
Since all stock option grants were vested at September 30, 2024, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units at September 30, 2024 was $12.5 million, and is expected to be recognized over a weighted average vesting period of 1.95 years.

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
At September 30, 2024, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
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
At September 30, 2024 and December 31, 2023, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
September 30, 2024	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,890,666	13.07%	4.50%	N/A	7.00%
Bank	$1,968,612	13.62%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,995,570	13.79%	6.00%	N/A	8.50%
Bank	$1,968,612	13.62%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,143,477	14.82%	8.00%	N/A	10.50%
Bank	$2,116,519	14.64%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,995,570	11.61%	4.00%	N/A	N/A
Bank	$1,968,612	11.46%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2023	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,869,774	12.28%	4.50%	N/A	7.00%
Bank	$1,940,303	12.75%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,973,698	12.96%	6.00%	N/A	8.50%
Bank	$1,940,303	12.75%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,120,157	13.92%	8.00%	N/A	10.50%
Bank	$2,086,762	13.71%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,973,698	10.11%	4.00%	N/A	N/A
Bank	$1,940,303	9.94%	4.00%	5.00%	N/A

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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$240	$243	$728	$729
Customer analysis charges	1,460	1,292	4,409	3,677
NSF charges	844	763	2,463	2,209
Other service charges	81	93	235	273
Total noninterest bearing deposit account income	2,625	2,391	7,835	6,888

Interest bearing deposit account income:
Monthly service charges	26	24	84	73
Total service fees on deposit accounts	$2,651	$2,415	$7,919	$6,961

Wire transfer fee income:
Wire transfer fees	$359	$400	$1,117	$1,268
Foreign exchange fees	567	406	1,595	1,161
Total wire transfer and foreign currency fees	$926	$806	$2,712	$2,429

20.    Subsequent Events
On October 30, 2024, the Company entered into an agreement to invest $20.0 million in a solar tax credit investment fund. The Company expects to receive tax benefits in the form of tax deductions from its investment in the solar tax credit investment. Most of the tax credits are expected to be recorded in 2024 and 2025, which will reduce the Company’s overall effective tax rate for these years. The Company will account for the solar tax credit investments using the proportional amortization method.

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
GENERAL

Hope Bancorp, Inc. is the holding company of Bank of Hope, a multi-regional bank in the United States with $17.35 billion in total assets at September 30, 2024, and headquartered in Los Angeles, California. From its roots as the largest Korean American bank in the United States, Bank of Hope has grown to serve a multi-ethnic population of customers across the nation through its network of branches and loan production offices. The Bank also operates a representative office in Seoul, Korea to serve its growing base of multi-national commercial and consumer customers. The Bank provides a full suite of consumer and commercial loans, deposit accounts and fee-based products and services, including CRE, C&I, SBA, residential mortgage and other consumer lending, treasury management services and trade finance, foreign currency exchange transactions, and interest rate contracts.
At September 30, 2024, Bank of Hope operated 48 full-service branches and loan production offices in California, New York, Texas, Washington, Illinois, New Jersey, Virginia, Georgia, Florida, Alabama, Colorado, and Oregon, as well as a representative office in Seoul, South Korea. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$235,084	$275,793	$727,359	$779,654
Interest expense	130,275	140,415	401,643	379,709
Net interest income	104,809	135,378	325,716	399,945
Provision for credit losses	3,280	16,862	7,280	29,192
Net interest income after provision for credit losses	101,529	118,516	318,436	370,753
Noninterest income	11,839	8,305	31,196	36,297
Noninterest expense	81,268	86,811	247,094	262,768
Income before income tax provision	32,100	40,010	102,538	144,282
Income tax provision	7,941	9,961	27,245	37,090
Net income	$24,159	$30,049	$75,293	$107,192

Per Share Data:
Earnings per common share - basic	$0.20	$0.25	$0.62	$0.89
Earnings per common share - diluted	$0.20	$0.25	$0.62	$0.89
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42
Book value per common share (period end)	$17.97	$16.92	$17.97	$16.92
Tangible common equity (“TCE”) per share (period end) (1)	$14.10	$13.01	$14.10	$13.01
TCE ratio (period end) (1)	10.08%	7.96%	10.08%	7.96%

Common Share Count:
Number of common shares outstanding (period end)	120,737,908	120,026,220	120,737,908	120,026,220
Weighted average shares - basic	120,734,581	120,020,567	120,529,535	119,843,382
Weighted average shares - diluted	121,159,977	120,374,618	121,027,793	120,249,952

Selected Performance Ratios:
Return on average assets (2)	0.56%	0.60%	0.56%	0.72%
Return on average stockholders’ equity (2)	4.52%	5.78%	4.73%	6.92%
Return on average tangible equity (1) (2)	5.78%	7.47%	6.07%	8.95%
Dividend payout ratio (dividends per share/diluted EPS)	70.21%	56.09%	67.51%	47.12%
Net interest margin (2) (3)	2.55%	2.83%	2.57%	2.84%
Efficiency ratio (4)	69.67%	60.42%	69.23%	60.23%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$17,369,169	$20,059,304	$17,920,176	$19,875,322
Interest earning cash and deposits at other banks	570,754	2,106,469	1,004,606	1,531,561
Investment securities AFS and HTM	2,182,847	2,275,133	2,224,972	2,255,839
Loans	13,574,539	14,550,106	13,637,335	14,961,058
Deposits	14,721,739	15,707,585	14,706,795	15,754,009
FHLB & FRB borrowings	120,326	1,809,322	672,332	1,558,493
Stockholders’ equity	2,139,861	2,079,092	2,121,169	2,066,157

	September 30, 2024	September 30, 2023
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$17,354,189	$20,076,364
Interest earning cash and deposits at other banks	510,183	2,275,037
Investment securities AFS and HTM	2,177,301	2,260,837
Loans receivable	13,617,988	14,306,193
Deposits	14,729,498	15,739,859
FHLB and FRB borrowings	100,000	1,795,726
Convertible notes and subordinated debentures, net	109,249	107,949
Stockholders’ equity	2,169,785	2,030,424

Consolidated Regulatory Capital Ratios (5)
Common equity Tier 1 capital ratio	13.07%	11.67%
Tier 1 capital ratio	13.79%	12.32%
Total capital ratio	14.82%	13.23%
Leverage ratio (6)	11.61%	9.83%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.13%	1.11%
Allowance for credit losses to nonaccrual loans	147.94%	406.36%
Nonaccrual loans to loans receivable	0.76%	0.27%
Nonperforming loans to loans receivable	0.76%	0.42%
Nonperforming assets to total assets	0.60%	0.31%
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

	September 30, 2024	September 30, 2023
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,169,785	$2,030,424
Less: Goodwill and core deposit intangible assets, net	(467,182)	(468,832)
TCE	$1,702,603	$1,561,592

Total assets	$17,354,189	$20,076,364
Less: Goodwill and core deposit intangible assets, net	(467,182)	(468,832)
Tangible assets	$16,887,007	$19,607,532

Common shares outstanding	120,737,908	120,026,220

Tangible book value per common share	$14.10	$13.01
TCE ratio	10.08%	7.96%
Return on average tangible equity is calculated by dividing net income for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income	$24,159	$30,049	$75,293	$107,192

Average stockholders’ equity	$2,139,861	$2,079,092	$2,121,169	$2,066,157
Less: Average goodwill and core deposit intangible assets, net	(467,419)	(469,079)	(467,822)	(469,525)
Average tangible equity	$1,672,442	$1,610,013	$1,653,347	$1,596,632

Return on average tangible equity (annualized)	5.78%	7.47%	6.07%	8.95%

Results of Operations
Overview
Net income for the third quarter of 2024 was $24.2 million, or $0.20 per diluted common share, compared with $30.0 million, or $0.25 per diluted common share, for the same period of 2023, which was a decrease of $5.9 million, or 19.6%. The year-over-year decrease in net income was primarily due to a decrease in net interest income, offset partially by decreases in the provision for credit losses and noninterest expense, and an increase in noninterest income.
Net income for the nine months ended September 30, 2024, was $75.3 million, or $0.62 per diluted common share, compared with $107.2 million, or $0.89 per diluted share, for the same period of 2023, which was a decrease of $31.9 million, or 29.8%. The decrease in net income was primarily due to decreases in net interest income and noninterest income, offset partially by decreases in the provision for credit losses and noninterest expense.
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
Comparison of Three Months Ended September 30, 2024, with the Three Months Ended September 30, 2023
Net interest income before provision for credit losses was $104.8 million for the third quarter of 2024, compared with $135.4 million for the same period of 2023, a decrease of $30.6 million, or 22.6%. The year-over-year decrease in net interest income was driven by a decrease in the average balances of loans and interest earning cash and deposits at other banks and an increase in total cost of deposits, partially offset by a decrease in the average balance of interest bearing liabilities. The decrease in the average balance of loans reflected elevated payoffs in a high interest rate environment. The decrease in the average balance of interest earning cash and deposits in other banks was attributable to the payoff of FRB BTFP borrowings, which matured in the first half of 2024, with interest earning cash. The year-over-year increase in deposit costs was due to an increase in costs of all of our interest bearing deposit types.
Comparison of Nine Months Ended September 30, 2024, with the Nine Months Ended September 30, 2023
Net interest income before provision for credit losses was $325.7 million for the nine months ended September 30, 2024, compared with $399.9 million for the same period of 2023, a decrease of $74.2 million, or 18.6%. The year-over-year decrease in net interest income was driven by a higher cost of funds and a decrease in the average balance of interest earning assets, partially offset by expanding yields on interest earning assets and a decrease in the average balance of interest bearing liabilities.
Net Interest Margin
Net interest margin is impacted by the weighted average rates earned on interest earning assets and paid on interest bearing liabilities. The net interest margin for the third quarter of 2024 was 2.55%, a decrease of 28 basis points from 2.83% for the same period of 2023. The net interest margin for the nine months ended September 30, 2024, was 2.57%, a decrease of 27 basis points from 2.84% for the same period of 2023. The decrease in net interest margin was primarily due to a higher cost of funds, and a decrease in average loans, partially offset by the net impact of paying off FRB BTFP borrowings, which matured in the first half of 2024, and a decrease in average interest bearing deposits.
The weighted average yield on loans decreased to 6.16% for the third quarter of 2024, down 11 basis points from 6.27% for the same period of 2023. The year-over-year decrease in average yields was driven by a decline in yields on new loan originations and the downward repricing of variable rate loans, reflecting the decrease in benchmark interest rates in the third quarter of 2024. The weighted average yield on loans increased by 20 basis points to 6.20% for the nine months ended September 30, 2024, up from 6.00% for the same period of 2023. The year-over-year increase in average yields was driven by the upward repricing of variable rate loans, reflecting higher benchmark interest rates in 2024 versus 2023. At September 30, 2024, variable interest rate loans made up 45% of the loan portfolio.

The weighted average yield on investment securities for the three and nine months ended September 30, 2024, was 3.05% and 3.10%, respectively, compared with 2.97% and 2.83% for the same periods of 2023, respectively. The increase in average yields was primarily due to higher rates on new purchases of investment securities, and an upward repricing of variable rate investments. At September 30, 2024, 13% of the investment portfolio consisted of securities with variable coupon rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average yield on interest earning cash and deposits at other banks for the third quarter of 2024 was 5.23%, a decrease of 7 basis points from 5.30% for the same period of 2023. The weighted average yield on interest earning cash and deposits at other banks for the nine months ended September 30, 2024, was 5.32%, an increase of 23 basis points from 5.09% for the same period of 2023. The yield on interest earning cash and deposits at other banks is tied to the Federal Funds rate.
The weighted average cost of deposits for the third quarter of 2024 was 3.44%, an increase of 46 basis points from 2.98% for the same period of 2023. The weighted average cost of deposits for the nine months ended September 30, 2024, was 3.40%, an increase of 68 basis points from 2.72% for the same period of 2023. The year-over-year increase in the cost of deposits was driven by rising market interest rates, a remix of deposits into higher-cost categories due to customer preferences for higher rates, and deposit pricing competition.
The weighted average cost of FHLB and FRB borrowings for the third quarter of 2024 was 1.09%, a decrease of 326 basis points from 4.35% for the same period of 2023. The weighted average cost of FHLB and FRB borrowings for the nine months ended September 30, 2024, was 3.90%, a decrease of 40 basis points from 4.30% for the same period of 2023. The year-over-year decrease in the cost of FHLB and FRB borrowings primarily reflected the payoff of $1.70 billion in FRB BTFP borrowings, which had a weighted average rate of 4.47%, and the impact of our cash flow hedges which reduced interest expense on borrowing starting in the second quarter of 2024.
The weighted average cost of subordinated debentures for the third quarter of 2024 was 10.28%, a decrease of 8 basis points from 10.36% for the same period of 2023. The weighted average cost of subordinated debentures for the nine months ended September 30, 2024, was 10.35%, an increase of 48 basis points from 9.87% for the same period of 2023. The subordinated debentures have variable interest rates that are tied to the three-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”) rate, and the three-month LIBOR rate prior to LIBOR cessation at June 2023.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,574,539	$210,022	6.16%	$14,550,106	$229,937	6.27%
Investment securities AFS and HTM(3)	2,182,847	16,741	3.05%	2,275,133	17,006	2.97%
Interest earning cash and deposits at other banks	570,754	7,507	5.23%	2,106,469	28,115	5.30%
FHLB stock and other investments	48,956	814	6.61%	47,316	735	6.16%
Total interest earning assets	16,377,096	235,084	5.71%	18,979,024	275,793	5.77%
Total noninterest earning assets	992,073			1,080,280
Total assets	$17,369,169			$20,059,304

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$4,963,727	$50,707	4.06%	$4,533,430	$38,814	3.40%
Time deposits	6,053,924	76,486	5.03%	6,862,038	79,040	4.57%
Total interest bearing deposits	11,017,651	127,193	4.59%	11,395,468	117,854	4.10%
FHLB and FRB borrowings	120,326	329	1.09%	1,809,322	19,821	4.35%
Convertible notes, net	444	2	2.00%	444	2	2.00%
Subordinated debentures, net	104,708	2,751	10.28%	103,429	2,738	10.36%
Total interest bearing liabilities	11,243,129	130,275	4.61%	13,308,663	140,415	4.19%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,704,088			4,312,117
Other liabilities	282,091			359,432
Stockholders’ equity	2,139,861			2,079,092
Total liabilities and stockholders’ equity	$17,369,169			$20,059,304

Net interest income/net interest spread (not annualized)		$104,809	1.10%		$135,378	1.58%
Net interest margin			2.55%			2.83%
Cost of deposits			3.44%			2.98%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees.
(2)Average balances of loans consist of loans receivable and loans held for sale.
(3)Interest income and yields are not presented on a tax-equivalent basis.

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,637,335	$633,331	6.20%	$14,961,058	$671,543	6.00%
Investment securities AFS and HTM(3)	2,224,972	51,619	3.10%	2,255,839	47,665	2.83%
Interest earning cash and deposits at other banks	1,004,606	39,974	5.32%	1,531,561	58,332	5.09%
FHLB stock and other investments	48,520	2,435	6.70%	47,135	2,114	6.00%
Total interest earning assets	16,915,433	727,359	5.74%	18,795,593	779,654	5.55%
Total noninterest earning assets	1,004,743			1,079,729
Total assets	$17,920,176			$19,875,322

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$4,994,958	$149,560	4.00%	$4,871,624	$116,090	3.19%
Time deposits	5,987,121	224,243	5.00%	6,436,645	203,836	4.23%
Total interest bearing deposits	10,982,079	373,803	4.55%	11,308,269	319,926	3.78%
FHLB and FRB borrowings	672,332	19,612	3.90%	1,558,493	50,141	4.30%
Convertible notes, net	444	6	2.00%	103,933	1,922	2.47%
Subordinated debentures, net	104,380	8,222	10.35%	103,117	7,720	9.87%
Total interest bearing liabilities	11,759,235	401,643	4.56%	13,073,812	379,709	3.88%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,724,716			4,445,740
Other liabilities	315,056			289,613
Stockholders’ equity	2,121,169			2,066,157
Total liabilities and stockholders’ equity	$17,920,176			$19,875,322

Net interest income/net interest spread (not annualized)		$325,716	1.18%		$399,945	1.67%
Net interest margin			2.57%			2.84%
Cost of deposits			3.40%			2.72%
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

	Three Months Ended September 30, 2024 over September 30, 2023
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(19,915)	$(4,267)	$(15,648)
Investment securities AFS and HTM	(265)	462	(727)
Interest earning cash and deposits at other banks	(20,608)	(330)	(20,278)
FHLB stock and other investments	79	54	25
Total interest income	$(40,709)	$(4,081)	$(36,628)
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$11,893	$7,932	$3,961
Time deposits	(2,554)	7,347	(9,901)
FHLB and FRB borrowings	(19,492)	(8,682)	(10,810)
Convertible notes, net	—	—	—
Subordinated debentures, net	13	(20)	33
Total interest expense	$(10,140)	$6,577	$(16,717)
NET INTEREST INCOME	$(30,569)	$(10,658)	$(19,911)

	Nine Months Ended September 30, 2024 over September 30, 2023
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(38,212)	$22,263	$(60,475)
Investment securities AFS and HTM	3,954	4,609	(655)
Interest earning cash and deposits at other banks	(18,358)	2,463	(20,821)
FHLB stock and other investments	321	257	64
Total interest income	$(52,295)	$29,592	$(81,887)
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$33,470	$30,852	$2,618
Time deposits	20,407	35,322	(14,915)
FHLB and FRB borrowings	(30,529)	(4,337)	(26,192)
Convertible notes, net	(1,916)	(305)	(1,611)
Subordinated debentures, net	502	400	102
Total interest expense	$21,934	$61,932	$(39,998)
NET INTEREST INCOME	$(74,229)	$(32,340)	$(41,889)

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
The provision for credit losses includes both provision for credit loss on loans and provision for unfunded loan commitments. The provision for credit losses for the third quarter of 2024 was $3.3 million, a decrease of $13.6 million from $16.9 million for the same period of the prior year. Provision for credit losses for the nine months ended September 30, 2024 was $7.3 million, a decrease of $21.9 million from $29.2 million in provision for credit losses for the same period of the prior year.
The decline in provision for credit losses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a decline of $21.0 million in provision for credit losses on C&I loans offset partially by an increase in provision for credit losses on CRE loans totaling $6.5 million. The higher third quarter 2023 provision for credit losses on C&I loans reflected higher charge-offs while the increase in the provision for credit losses for CRE loans reflects a reduction in the provision recapture for the third quarter of 2024 compared to the third quarter of 2023, reflecting changes to macroeconomic variables
The decline in provision for credit losses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease of $11.5 million in provision for credit losses on residential mortgage loans and a decrease of $7.4 million in provision for credit losses on C&I loans. The decline in provision for credit losses for residential mortgage loans was due to ACL model enhancements made during the second quarter of 2024 which reduced the ACL and provision required for residential mortgage loans. The decline in provision for credit losses for C&I loans was primarily due to provision for credit losses for C&I loans recorded during the third quarter of 2023 to reflect higher levels of charge offs.
The provision for unfunded loan commitments was $280 thousand and a recapture of provision for unfunded loan commitments of $1.0 million for the three and nine months ended September 30, 2024, respectively, compared with a provision for unfunded loan commitments of $62 thousand and $1.8 million for the same periods of 2023, respectively. The year-over-year decrease to the year-to-date provision for unfunded loan commitments was due to lower balances of unfunded loan and trade finance commitments.
The allowance for credit losses coverage ratio was 1.13% of loans receivable at September 30, 2024, compared with 1.11% at September 30, 2023.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer and foreign currency fees, swap fee income, net gains on sales of loans, and other income and fees. Noninterest income for the third quarter of 2024 was $11.8 million, compared with $8.3 million for the same period of 2023, an increase of $3.5 million, or 42.6%. Noninterest income for the nine months ended September 30, 2024, was $31.2 million, compared with $36.3 million for the same period of the prior year, a decrease of $5.1 million, or 14.1%.
Noninterest income by category is summarized in the tables below:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,651	$2,415	$236	9.8%
International service fees	711	740	(29)	(3.9)%
Wire transfer and foreign currency fees	926	806	120	14.9%
Swap fees	21	(61)	82	N/A
Net gains on sales of SBA loans	2,722	—	2,722	100.0%
Net losses on sales of investment securities AFS	(326)	—	(326)	100.0%
Other income and fees	5,134	4,405	729	16.5%
Total noninterest income	$11,839	$8,305	$3,534	42.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$7,919	$6,961	$958	13.8%
International service fees	2,441	2,682	(241)	(9.0)%
Wire transfer and foreign currency fees	2,712	2,429	283	11.7%
Swap fees	189	655	(466)	(71.1)%
Net gains on sales of SBA loans	4,702	4,097	605	14.8%
Net gains on sales of investment securities AFS	99	—	99	100.0%
Other income and fees	13,134	19,473	(6,339)	(32.6)%
Total noninterest income	$31,196	$36,297	$(5,101)	(14.1)%

The year-over-year increase in third quarter noninterest income was primarily driven by gains on sales of SBA loans, of which there were none in the same period last year. For the nine months ended September 30, 2024, the decrease was mainly due to lower other income and fees, due to a $5.8 million cash distribution gain from investment in an affordable housing partnership in the second quarter of 2023 that did not recur in 2024.
The Bank resumed the sales of SBA guaranteed loans in the second quarter of 2024 due to improved premiums in the secondary markets, after retaining loan production on balance sheet starting in the second half of 2023. During the three months ended September 30, 2024, we sold $41.4 million in SBA guaranteed loans and recorded $2.7 million in net gains on sale of SBA loans. During the nine months ended September 30, 2024 we sold $71.2 million in SBA loans and recorded $4.7 million in net gains on sale of SBA loans. During the nine months ended September 30, 2023 we sold $79.1 million in SBA loans and recorded $4.1 million in net gains on sale of SBA loans; this production was sold in the first half of 2023.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions and their total notional amounts decreased in 2024 which has resulted in a decrease in swap fee income for the nine months ended September 30, 2024, compared with the same periods in 2023.

During the nine months ended September 30, 2023, other income and fees included a $5.8 million gain from a cash distribution from an investment in an affordable housing partnership, which was recorded in the second quarter of 2023, as well as gain of $405 thousand on debt extinguishment from our repurchase of convertible notes, which was also recorded in the second quarter of 2023. During the three and nine months ended September 30, 2023, other income and fees also included $234 thousand and $1.0 million, respectively, in fee income from our investment services line that was eliminated after 2023.
Noninterest Expense
Noninterest expense for the third quarter of 2024 was $81.3 million, a decrease of $5.5 million, or 6.4%, from $86.8 million for the third quarter of 2023. Noninterest expense for the nine months ended September 30, 2024, was $247.1 million, a decrease of $15.7 million, or 6.0%, from $262.8 million for the same period of the prior year.
The breakdown of changes in noninterest expense by category is shown in the following tables:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$44,160	$51,033	$(6,873)	(13.5)%
Occupancy	6,940	7,149	(209)	(2.9)%
Furniture and equipment	5,341	5,625	(284)	(5.0)%
Data processing and communications	3,112	2,891	221	7.6%
Professional fees	1,969	2,111	(142)	(6.7)%
Amortization of investments in affordable housing partnerships	2,206	1,933	273	14.1%
FDIC assessments	2,200	3,683	(1,483)	(40.3)%
Earned interest credit expense	6,869	6,377	492	7.7%
Restructuring-related costs	197	500	(303)	(60.6)%
Merger-related costs	1,236	—	1,236	100.0%
Other noninterest expense	7,038	5,509	1,529	27.8%
Total noninterest expense	$81,268	$86,811	$(5,543)	(6.4)%

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$135,844	$160,507	$(24,663)	(15.4)%
Occupancy	20,632	21,637	(1,005)	(4.6)%
Furniture and equipment	16,156	16,076	80	0.5%
Data processing and communications	9,099	8,630	469	5.4%
Professional fees	6,679	5,070	1,609	31.7%
Amortization of investments in affordable housing partnerships	6,623	5,561	1,062	19.1%
FDIC assessments	8,129	10,155	(2,026)	(20.0)%
FDIC special assessment	691	—	691	100.0%
Earned interest credit expense	18,842	15,894	2,948	18.5%
Restructuring-related costs	1,175	500	675	135.0%
Merger-related costs	3,869	—	3,869	100.0%
Other noninterest expense	19,355	18,738	617	3.3%
Total noninterest expense	$247,094	$262,768	$(15,674)	(6.0)%
The year-over-year decrease in noninterest expense for the three and nine months ended September 30, 2024 compared with the same periods in 2023, was primarily driven by lower salaries and employee benefits expense and lower FDIC assessment expense, excluding FDIC special assessment expense, partially offset by merger-related costs, restructuring-related costs and higher earned interest credits expense.

Salaries and employee benefits expense decreased $6.9 million, or 13.5%, for the third quarter of 2024, compared with the same period of 2023, and decreased $24.7 million, or 15.4%, for the nine months ended September 30, 2024, compared with the same period in 2023. The year-over-year decrease in salaries and employee benefits reflected headcount reductions related to the Company’s restructuring in late 2023. The number of full-time equivalent employees decreased to 1,236 at September 30, 2024, down from 1,446 at September 30, 2023.
FDIC assessments expense decreased by $1.5 million, or 40.3%, for the third quarter of 2024, compared with the same period of 2023, and decreased $2.0 million or 20.0% for the nine months ended September 30, 2024, compared with the same period in 2023. The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. In 2023, the FDIC annual base assessment rate increased by two basis points industry-wide. In addition, in November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate was applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. In February 2024, the FDIC informed banks of an increase from the original estimate related to this special assessment. This additional amount was paid in two additional quarterly installments, at a rate of approximately 9.4 basis points per year on the same adjusted assessment base. The decrease in FDIC assessments expense for the three and nine months ended September 30, 2024, compared with the same periods in 2023, was due primarily to lower average consolidated total assets and a lower assessment base.
Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates, and accordingly, earned interest credit expense increased with the increases in the Federal Funds rate since mid-2022. Earned interest credit expense increased to $6.9 million for the third quarter of 2024, compared with $6.4 million for the same period in 2023, and increased to $18.8 million for the nine months ended September 30, 2024, compared with $15.9 million in the year-ago period.
Restructuring-related costs of $197 thousand and $1.2 million for the three and nine months ended September 30, 2024, respectively, primarily reflected professional fees related to the Company’s strategic reorganization announced in October 2023. This compares to $500 thousand in restructuring-related costs for each of the three and nine ended September 30, 2023.
Merger-related costs of $1.2 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, primarily relate to professional fees for the definitive merger agreement with Territorial Bancorp, Inc. announced in April 2024. See Note 1—“Hope Bancorp, Inc.” to the Notes to Consolidated Financial Statements for additional information regarding the merger.
Provision for Income Taxes
Income tax provision expense was $7.9 million and $27.2 million for the three and nine months ended September 30, 2024, respectively, compared with $10.0 million and $37.1 million for the same periods of 2023, respectively. The effective income tax rate for the three and nine months ended September 30, 2024, was 24.74% and 26.57%, respectively, compared with 24.90% and 25.71% for the same periods of 2023, respectively.
We invest in affordable housing partnerships and receive tax credits that reduce our overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and nine months ended September 30, 2024, total tax credits related to our investment in affordable housing partnerships were approximately $2.1 million and $6.4 million, respectively. This compares with approximately $2.0 million and $6.0 million in tax credits related to our investment in affordable housing partnerships for the same periods in 2023, respectively.

Financial Condition
At September 30, 2024, total assets were $17.35 billion, a decrease of $1.78 billion, or 9.3%, from $19.13 billion at December 31, 2023. The decrease in total assets was primarily due to decreases in cash and cash equivalents, which were used to pay off $1.70 billion of FRB BTFP borrowings, followed by smaller decreases in loans receivable and investment securities during the nine months ended September 30, 2024.
Cash and Cash Equivalents
Cash and cash equivalents of $680.9 million at September 30, 2024, was down from $1.93 billion at December 31, 2023, primarily reflecting the full payoff of $1.70 billion of FRB BTFP borrowings with interest earning cash in the nine months ended September 30, 2024.
Investment Securities Portfolio
At September 30, 2024, we had $1.92 billion in investment securities AFS, compared with $2.15 billion at December 31, 2023. The net unrealized loss on the investment securities AFS at September 30, 2024, was $239.0 million, compared with a net unrealized loss on securities AFS of $284.7 million at December 31, 2023. The year-to-date decrease in net unrealized loss position reflected movements in market interest rates. At September 30, 2024, we had $256.3 million in investment securities HTM, compared with $263.9 million at December 31, 2023. We have the ability and intent to hold securities classified as HTM to maturity.
During the nine months ended September 30, 2024, $136.5 million in investment securities were purchased, $125.3 million in investment securities were paid down, $131.7 million in investment securities matured and were called, and $157.7 million in investment securities AFS were sold.
We performed an analysis on our investment securities in unrealized loss positions at September 30, 2024 and December 31, 2023, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At September 30, 2024, we also had five asset-backed securities, six corporate securities, and 44 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because full payment of principal and interest is expected.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at September 30, 2024, totaled $39.9 million, a decrease of $3.8 million, or 8.8%, from $43.8 million at December 31, 2023.
At September 30, 2024 and December 31, 2023, total equity investments with readily determinable fair values totaled $4.5 million and $4.4 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values is recorded in other noninterest income.
We also had $35.5 million and $39.4 million in equity investments without readily determinable fair values at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, equity investments without readily determinable fair values included $34.1 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the nine months ended September 30, 2024 and 2023.

Loans Held For Sale
Loans held for sale at September 30, 2024, totaled $25.7 million, compared with $3.4 million at December 31, 2023. Loans held for sale at September 30, 2024, comprised $2.0 million in residential mortgage loans and $23.7 million in C&I loans. At December 31, 2023, loans held for sale consisted of $1.1 million in residential mortgage loans and $2.3 million in C&I loans. During the nine months ended September 30, 2024, we sold $117.8 million in loans, consisting of $71.2 million in SBA loans, $19.9 million in residential mortgage loans, and $26.7 million in other loans.
Loans Receivable
At September 30, 2024, loans receivable totaled $13.62 billion, a decrease of $235.6 million, or 1.7%, from $13.85 billion at December 31, 2023. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	September 30, 2024		December 31, 2023
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,630,757	63%	$8,797,884	64%
C&I loans	3,901,368	29%	4,135,044	30%
Residential mortgage loans	1,047,556	8%	883,687	6%
Consumer and other loans	38,307	—%	37,004	—%
Total loans receivable, net of deferred costs and fees	13,617,988	100%	13,853,619	100%
Allowance for credit losses	(153,270)		(158,694)
Loans receivable, net of allowance for credit losses	$13,464,718		$13,694,925
The year-to-date decrease in our total loans receivable was primarily due to declines in C&I and CRE loans, partially offset by the growth in residential mortgage loans. During the nine months ended September 30, 2024, loan payoffs, paydowns and sales exceeded new origination volume, reflecting, in part, an elevated pace of payoffs in a high interest rate environment.
Lines of credit or loan commitments to business customers are normally made for a period of three years or less. The same credit policies are used in making commitments and conditional obligations as for providing loan facilities to customers. Annual reviews of such commitments are performed prior to renewal.
The following table shows loan commitments and letters of credit outstanding as of the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$2,168,218	$2,274,239
Standby letters of credit	138,451	132,132
Other commercial letters of credit	30,999	51,983
Total loan commitments and letters of credit	$2,337,668	$2,458,354

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $103.8 million at September 30, 2024, compared with $45.5 million at December 31, 2023. The increase in nonperforming loans was largely driven by an increase in CRE and C&I nonaccrual loans. The increase in CRE nonaccrual loans was due primarily to the migration of loans from one relationship to nonaccrual after its loan matured. The loans are well-secured by properties in primary locations with minimal loss expected. The ratio of nonperforming assets to total assets increased to 0.60% at September 30, 2024, compared with 0.24% at December 31, 2023. Nonaccrual loans to loans receivable was 0.76% at September 30, 2024, compared with 0.33% at December 31, 2023.
The following table summarizes the composition of our nonperforming assets as of the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans (1)	$103,602	$45,204
Accruing delinquent loans past due 90 days or more	226	261
Total nonperforming loans	103,828	45,465
OREO	—	63
Total nonperforming assets	$103,828	$45,528

Nonaccrual loans to loans receivable	0.76%	0.33%
Nonperforming loans to loans receivable	0.76%	0.33%
Nonperforming assets to total assets	0.60%	0.24%
Allowance for credit losses to nonaccrual loans	147.94%	351.06%
Allowance for credit losses to nonperforming loans	147.62%	349.05%
Allowance for credit losses to nonperforming assets	147.62%	348.56%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $13.1 million at September 30, 2024, and $11.4 million at December 31, 2023.
Allowance for Credit Losses
The ACL was $153.3 million at September 30, 2024, compared with $158.7 million at December 31, 2023. The ACL was 1.13% and 1.15% of loans receivable at September 30, 2024 and December 31, 2023, respectively. The ACL to loans receivable ratio does not include discount on acquired loans. Total discount on acquired loans at September 30, 2024 and December 31, 2023, totaled $3.2 million and $5.7 million, respectively.
The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
CRE loans	$91,328	$93,940
C&I loans	57,041	51,291
Residential mortgage loans	4,424	12,838
Consumer and other loans	477	625
Total	$153,270	$158,694

Allowance for credit losses to loans receivable	1.13%	1.15%

Overall ACL coverage at September 30, 2024, declined 2 basis points compared with December 31, 2023 as a result of improving projected macroeconomic variables, partially offset by an increase in ACL for individually evaluated loans. The third-party economic forecast used in the calculation at September 30, 2024, improved relative to the forecast used at December 31, 2023. The updated macroeconomic forecast projected on average slightly higher GDP growth and CRE price index. The decrease in total ACL at September 30, 2024, compared with December 31, 2023, consisted of a decrease in ACL for collectively evaluated loans, partially offset by an increase in ACL for individually evaluated loans. The decrease in ACL on residential mortgage loans at September 30, 2024, compared with December 31, 2023, was primarily due to model enhancements made to the CECL model for residential loans during the second quarter of 2024. The updated model now utilizes property values when estimating losses for collectively evaluated residential mortgage loans and the coverage ratios for these loans are now more in line with industry averages. The ACL on CRE loans decreased with the decline in CRE loans outstanding year-to-date, which was partially offset by increased estimated losses resulting from the enhancements made to the CRE CECL model. During the second quarter of 2024, the owner-occupied CRE CECL model was enhanced, to better incorporate the impact of the underlying income from the borrowers’ businesses. ACL on C&I loans increased, reflecting higher levels of classified and nonperforming C&I loans.
The following table presents the provisions for credit losses on loans, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
LOANS:
Average loans	$13,574,539	$14,550,106	$13,637,335	$14,961,058
Loans receivable (end of period)	$13,617,988	$14,306,193	$13,617,988	$14,306,193

ALLOWANCE:
Balance, beginning of period	$156,019	$172,996	$158,694	$162,359
Less loan charge offs:
CRE loans	(390)	(631)	(948)	(1,192)
C&I loans	(5,767)	(33,219)	(16,358)	(33,957)
Consumer and other loans	(126)	(75)	(235)	(250)
Total loan charge offs	(6,283)	(33,925)	(17,541)	(35,399)
Plus loan recoveries:
CRE loans	18	2,898	559	3,090
C&I loans	480	34	3,099	1,707
Consumer and other loans	36	6	159	59
Total loan recoveries	534	2,938	3,817	4,856
Net loan charge offs	(5,749)	(30,987)	(13,724)	(30,543)
ASU 2022-02 day 1 adjustment	—	—	—	(407)
Provision for credit losses on loans	3,000	16,800	8,300	27,400
Balance, end of period	$153,270	$158,809	$153,270	$158,809

Net loan charge offs to average loans*	0.17%	0.85%	0.13%	0.27%
Allowance for credit losses to loans receivable at end of period	1.13%	1.11%	1.13%	1.11%

__________________________________
*    Annualized

Net loan charge offs as a percentage of average loans were 0.17% and 0.13%, annualized, for the three and nine months ended September 30, 2024, respectively, compared with net loans charge offs of 0.85% and 0.27%, respectively, for the same periods in 2023. Net loan charge offs for the three and nine months ended September 30, 2024, primarily reflected C&I loan net charge offs of $5.3 million and $13.3 million, respectively.
We believe the ACL at September 30, 2024 was adequate to absorb current expected lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of the 2023 banking industry disruption, inflation, potential economic recession, and the wars in the Gaza Strip and Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.
At September 30, 2024, we had $43.1 million in accrued interest receivables on loans, compared with $49.3 million at December 31, 2023.
Investments in Affordable Housing Partnerships
At September 30, 2024, we had $33.0 million in investments in affordable housing partnerships, compared with $54.5 million at December 31, 2023. Commitments to fund investments in affordable housing partnerships totaled $0 at September 30, 2024, compared with $21.0 million at December 31, 2023. The decrease in balances was primarily due to our adjustments related to the adoption of ASU 2023-02. In accordance with ASU 2023-02 the delayed contribution liability related to our investments in affordable housing partnerships was derecognized and offset against the asset balance. The decrease in investments in affordable housing partnerships also reflected amortization and an impairment loss of $1.6 million during the nine months ended September 30, 2024.
OREO
At September 30, 2024, OREO, net, totaled $0 compared with $63 thousand at December 31, 2023. During the nine months ended September 30, 2024, there were no loans transferred to OREO and we sold one OREO property with a carrying balance of $63 thousand. OREO are presented on the balance sheet net of OREO valuation allowances.
Deposits, Borrowings, Convertible Notes, and Subordinated Debentures
Deposits
Deposits are the primary source of funds used in lending and investment activities. At September 30, 2024, total deposits were $14.73 billion, a decrease of $24.3 million, or 0.2%, from $14.75 billion at December 31, 2023. Demand deposits decreased $192.0 million during the nine months ended September 30, 2024, while time deposits increased $26.5 million, and money market, NOW accounts, and savings deposits increased $141.3 million during the nine months ended September 30, 2024. Year-to-date, total deposits were essentially stable, with growth in customer deposits nearly offsetting planned reductions of brokered time deposits.
At September 30, 2024, 25.3% of total deposits were noninterest bearing demand deposits, 40.7% were time deposits, and 34.0% were interest bearing money market, NOW accounts, and savings deposits. At December 31, 2023, 26.5% of total deposits were noninterest bearing demand deposits, 40.5% were time deposits, and 33.0% were interest bearing money market, NOW accounts, and savings deposits.
At September 30, 2024, we had $1.01 billion in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $1.54 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2023. The California State Treasurer time deposits at September 30, 2024, had original maturities of six months, a weighted average interest rate of 5.28%, and were collateralized with securities with a total fair value of $214.7 million and a $150.0 million letter of credit issued by the FHLB. At September 30, 2024, time deposits of more than $250 thousand totaled $2.68 billion, compared with $2.24 billion at December 31, 2023.
The Bank’s estimated insured deposits at September 30, 2024, were equivalent to approximately 62% of the Bank’s total deposits, compared with approximately 62% at December 31, 2023. The Bank’s estimated uninsured deposits at September 30, 2024, totaled $5.70 billion (38% of deposits), an increase from $5.67 billion (38% of deposits) at December 31, 2023. Uninsured deposits are estimated based on the portion of account balances in excess of FDIC insurance limits.

The following is a schedule of time deposit maturities at September 30, 2024:

	September 30, 2024
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$2,281,048	38%
Over three months through six months	1,699,917	28%
Over six months through nine months	1,057,048	18%
Over nine months through twelve months	787,581	13%
Over twelve months	167,614	3%
Total time deposits	$5,993,208	100%
FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funds. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At September 30, 2024, borrowings totaled $100.0 million, consisting of $100.0 million in FHLB borrowings, compared with $1.80 billion in borrowings at December 31, 2023, consisting of $100.0 million in FHLB borrowings and $1.70 billion in FRB borrowings. At September 30, 2024 and December 31, 2023, the weighted average remaining maturity of total FHLB and FRB borrowings was less than one month and three months, respectively. The weighted average rate for FHLB borrowings was 5.59% at September 30, 2024, compared to 5.73% and 4.47% for FHLB and FRB borrowings at December 31, 2023, respectively. We fully paid off $1.70 billion in BTFP borrowings in the nine months ended September 30, 2024, resulting in cash and cash equivalent levels decreasing to $680.9 million at September 30, 2024, from $1.93 billion at December 31, 2023.
We did not have federal funds purchased at September 30, 2024, and December 31, 2023.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock and pay interest on a semi-annual basis. The net carrying balance of convertible notes at both September 30, 2024 and December 31, 2023, was $444 thousand. In 2023, we repurchased notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible notes principal in cash. No notes were repurchased or paid off in the nine months ended September 30, 2024.
Subordinated Debentures
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $108.8 million at September 30, 2024, and $107.8 million at December 31, 2023. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date (see Note 10—“Convertible Notes and Subordinated Debentures” to the Notes to Consolidated Financial Statements for additional information regarding the subordinated debentures issued).
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
Total stockholders’ equity was $2.17 billion at September 30, 2024, compared with $2.12 billion at December 31, 2023. During the nine months ended September 30, 2024, stockholders’ equity increased by $48.5 million due to net income earned of $75.3 million, a decrease in accumulated other comprehensive loss of $22.0 million, and increase in additional paid-in capital consisting of $3.0 million in stock-based compensation, partially offset by dividends paid of $50.6 million, and a decrease to beginning retained earnings of $1.1 million, net of tax, resulting from our adjustments related to ASU 2023-02. The decrease in accumulated other comprehensive loss from December 31, 2023 to September 30, 2024, reflected a decrease in unrealized losses on our investment securities AFS and a decrease in net unrealized gains on our cash flow hedges mainly due to changes in market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. We had $35.3 million remaining of the $50.0 million stock repurchase plan at both September 30, 2024 and December 31, 2023.

At September 30, 2024 and December 31, 2023, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the tables below.

	September 30, 2024
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,890,666	13.07%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,995,570	13.79%	N/A	N/A
Total capital (to risk-weighted assets)	$2,143,477	14.82%	N/A	N/A
Leverage capital (to average assets)	$1,995,570	11.61%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,968,612	13.62%	6.50%	7.12%
Tier 1 capital (to risk-weighted assets)	$1,968,612	13.62%	8.00%	5.62%
Total capital (to risk-weighted assets)	$2,116,519	14.64%	10.00%	4.64%
Leverage capital (to average assets)	$1,968,612	11.46%	5.00%	6.46%

	December 31, 2023
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,869,774	12.28%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,973,698	12.96%	N/A	N/A
Total capital (to risk-weighted assets)	$2,120,157	13.92%	N/A	N/A
Leverage capital (to average assets)	$1,973,698	10.11%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,940,303	12.75%	6.50%	6.25%
Tier 1 capital (to risk-weighted assets)	$1,940,303	12.75%	8.00%	4.75%
Total capital (to risk-weighted assets)	$2,086,762	13.71%	10.00%	3.71%
Leverage capital (to average assets)	$1,940,303	9.94%	5.00%	4.94%

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
At September 30, 2024, our total borrowing capacity, cash and cash equivalents, and unpledged securities totaled $7.57 billion, compared with $7.66 billion at December 31, 2023. At September 30, 2024, our borrowing capacity was comprised of $4.15 billion from the FHLB ($4.05 billion unused and available to borrow), $507.9 million from the FRB ($507.9 million unused and available to borrow), and $302.4 million of Fed funds facilities with other banks (entirely unused). At September 30, 2024, our total remaining available borrowing capacity was $4.97 billion. In addition to these lines, cash and cash equivalents, interest earning cash deposits and deposits with other banks totaled $680.9 million, and unpledged investment securities AFS amounted to $1.92 billion. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities, will negatively impact the Company’s income and the value of its portfolios. The Company is exposed to market risk as a result of its core business of extending loans and acquiring deposits, and secondarily through its asset and liability management activities. The Company’s asset and liability management activities are intended to optimize earnings while maintaining safety and soundness through proper risk management.
Interest Rate Risk
Interest rate risk is the most significant market risk impacting the Company. Interest rate risk, which is inherent in the banking industry, is measured by potential changes in net interest income (“NII”) and the economic value of equity (“EVE”). The primary forms of interest rate risk consist of repricing risk, basis risk, yield curve risk, and options risk.
•Repricing Risk: The risk that interest rate sensitive assets and liabilities do not reprice simultaneously and/or in equal volumes.
•Basis Risk: The risk that different indices with the same repricing frequency do not move in unison due to asymmetrical changes in interest rate indices.
•Yield Curve Risk: The risk from non-parallel changes in the slope of the yield curve.
•Options Risk: The risk that cash flows change due to embedded options (e.g., prepayment / extension, call options, deposit runoff, time deposit early withdrawal).
The Company’s interest rate risk management is governed by policies reviewed and approved annually by the Board of Directors. The Board delegates responsibility for interest rate risk management to the Board Risk Committee and to the Asset and Liability Management Committee (“ALM”), which is composed of the Bank’s senior executives and other designated officers.
The fundamental objective of the ALM is to manage exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. ALM meets regularly to monitor the Company’s interest rate risk, balance sheet activities, on- and off-balance sheet composition, earnings, capital, and market trends. Overall, the Company aims to reduce the sensitivity of earnings to interest rate fluctuations. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. The expected maturities of various assets or liabilities may shorten or lengthen as interest rates change. Management considers the anticipated effects of these factors when implementing interest rate risk management objectives.
The Company’s interest rate risk sensitivity simulations apply various behavior models and assumptions to account for customer tendencies stemming from interest rate risk changes. The key behavior models and assumptions incorporated in the EVE and NII simulations impact deposit pricing, deposit runoff, time deposit early withdrawal, and prepayments on loans and investments. The deposit pricing model is one of the most significant of these assumptions and determines to what degree our deposit rates change when benchmark interest rates change. The deposit runoff model reflects the increased attrition rate observed in noninterest bearing deposits in higher rate scenarios as customers migrate to interest bearing deposits and/or alternative investments. The time deposit early withdrawal model incorporates the customer’s ability to early terminate time deposits and reprice higher. The prepayment models applied to loans and investments reflects the incentive borrowers have to refinance when market rates are low while conversely slowing down their payments in higher rate environments. Each of the models and assumptions are tailored to the specific interest rate environment and validated on a regular basis. However, assumptions and models are inherently uncertain and actual results may differ from those derived in simulation analysis for multiple reasons, which may include actual balance sheet composition differences, timing, magnitude and frequency of interest rate changes, deviations from projected customer behavioral assumptions, and changes in market conditions or management strategies.

Net Interest Income Sensitivity Simulation
Net interest income sensitivity simulations are used by management to measure the risk and impact to earnings over various time horizons, using a variety of interest rate scenarios. The following table presents the Company’s net interest income sensitivity profile over a gradual 12-month “ramp” scenario applied to the base implied forward curve. The “ramp” scenario is a parallel shift applied gradually over the 12 months of the forecast on a pro rata basis. The scenarios are applied to an adjusted balance sheet that incorporates assumptions related to asset prepayments, time deposit withdrawal speeds, noninterest bearing deposit migration, and estimated deposit betas; these assumptions differ in rising or falling interest rate scenarios and are anchored in historical performance. Deposit betas represent the change in the rates paid on deposits against a change in benchmark interest indices. The net interest income simulation model does not represent a forecast of the Company’s net interest income but is a tool utilized to assess the impact of changing market interest rates across a range of market interest rate environments.
The following table presents the Company’s net interest income sensitivity related to a 12-month parallel ramp of 100, 200 and 300 bps applied in year 1 on implied forward market interest rates as of September 30, 2024, and September 30, 2023, on a balance sheet assuming static balances on assets and liabilities with deposit balances modeled to migrate from noninterest bearing deposits to interest bearing deposits as rates move.

Net Interest Income Sensitivity	Interest Rate Change (basis points)
	- 300 .	- 200 .	- 100 .	+ 100 .	+ 200 .	+ 300 .
September 30, 2024	(6.07)%	(3.83)%	(1.87)%	1.30%	2.36%	2.76%
September 30, 2023	(10.26)%	(6.73)%	(3.28)%	1.21%	2.14%	2.94%

The year-over-year changes in the forecasted net interest income sensitivity profile are attributable to the slowdown in the forecasted time deposits early withdrawal rates as of September 30, 2024, from the decline in market rates; and the implementation of the deposit balance models in the first quarter of 2024 that models a shift in noninterest bearing to interest bearing deposit mix with changes in rates.
Economic Value of Equity Sensitivity
EVE is used by management to measure the impact of interest rate changes on the net present value of assets and liabilities, including off-balance sheet instruments. EVE complements net interest income sensitivity simulations whereas it estimates the risk exposure for a longer time horizon, or more specifically, the expected life of the current balance sheet. EVE does not incorporate any assumptions related to new originations or renewal activities used in the net interest income sensitivity analysis. The following table presents the Company’s EVE profile applied to immediate parallel shock scenarios.

Economic Value of Equity Sensitivity	Interest Rate Change (basis points)
	- 300 .	- 200 .	- 100 .	+ 100 .	+ 200 .	+ 300 .
September 30, 2024	(3.23)%	0.41%	1.19%	(3.73)%	(9.23)%	(15.54)%
September 30, 2023	1.59%	2.60%	1.92%	(4.91)%	(10.56)%	(16.76)%

The year-over-year changes in the EVE profile are attributable to the increase in forecasted mortgage loan prepayments and a decrease in retail deposition attrition as market rates declined in the third quarter of 2024.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $614 thousand at September 30, 2024. It is reasonably possible the Company may incur losses in excess of our accrued loss contingency. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended September 30, 2024.
In January 2022, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended September 30, 2024.
The following table summarizes stock repurchase activities during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
July 1, 2024 to July 31, 2024	—	$—	—	$35,333
August 1, 2024 to August 31, 2024	—	—	—	35,333
September 1, 2024 to September 30, 2024	—	—	—	35,333
Total	—	$—	—

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

HOPE BANCORP, INC.

Date:	November 8, 2024	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	November 8, 2024	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer