Form 10-K
period 2024-12-31
HOPE BANCORP INC
filed 2025-02-26
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, as reported on the NASDAQ Global Select Market, was approximately $1,234,224,507.
Number of shares outstanding of the registrant’s common stock as of February 19, 2025: 120,767,793
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Hope Bancorp, Inc.

Form 10-K
For the Year Ended December 31, 2024

Forward-Looking Information
Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives, and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include, but are not limited to: possible deterioration of economic conditions in our areas of operation and in the US generally, including as a result of the interest rate environment, supply chain disruptions, tariffs, inflation, labor shortages, housing and real estate markets, consumer confidence and spending habits; risk of adverse economic or political conditions in South Korea; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; geopolitical instability or unrest; risk of natural disasters; risk of cybersecurity incidents; and regulatory risks associated with current and future regulations. In addition, there are risks and uncertainties related to our proposed merger with Territorial Bancorp Inc., including, among others, the risk that the proposed merger will not be consummated within the expected time frame, or at all; the risk that any announcements relating to the proposed merger could have adverse effects on the market price of the Company’s common stock; diversion of management’s attention from ongoing business operations and opportunities; required governmental approvals of the merger may not be obtained on its proposed terms and schedule, or without regulatory constraints that may limit growth, or at all; assuming the transaction is consummated, difficulties and delays in integrating Hope Bancorp, Inc. and Territorial Bancorp Inc. and achieving anticipated synergies, cost savings, and other benefits; higher than anticipated transaction costs; and deposit attrition, operating costs, customer loss, and business disruption following the merger, including difficulties in maintaining relationships with employees and customers, may be greater than expected. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors herein. Due to the risks and uncertainties that we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report, or to make predictions about future performance based solely on historical financial information. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
Item 1.    BUSINESS
General
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis with the Bank of Hope) is a bank holding company headquartered in Los Angeles, California. Hope Bancorp was incorporated in Delaware in the year 2000. We offer commercial and retail banking loan and deposit products through our wholly-owned subsidiary, Bank of Hope, a California state-chartered bank (the “Bank” or “Bank of Hope”). From our roots as a Korean-American focused bank, we have grown to be one of the largest independent commercial banks headquartered in California and serve a multi-ethnic population of customers around the United States. Our network of branches and loan production offices includes locations in California, New York, Texas, Washington, Illinois, New Jersey, Georgia, Florida, Alabama, Colorado, and Oregon, and includes a representative office in Seoul, South Korea. Our headquarters are located at 3200 Wilshire Boulevard, Suite 1400, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
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
We offer a full suite of commercial, corporate and consumer loans, deposit and fee-based products and services, including commercial and commercial real estate lending, Small Business Administration (“SBA”) lending, residential mortgage and other consumer lending, treasury management services, foreign currency exchange solutions, interest rate risk hedging products, and other and international trade financing, among others. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
On March 28, 2024, the Bank entered into a Purchase and Assumption Agreement with PromiseOne Bank, a Georgia state bank, to sell the deposits, other liabilities, and certain physical assets of the Bank’s two branches located in Virginia (Annandale and Centreville). The transaction was completed on October 1, 2024.
On April 26, 2024, the Company entered into a merger agreement with Territorial Bancorp Inc. (“Territorial”), headquartered in Honolulu, Hawaii. Under the terms of the merger agreement, assuming the transaction is consummated, Territorial will merge with and into the Company, immediately followed by the merger of Territorial’s subsidiary bank, Territorial Savings Bank, with and into the Company’s subsidiary bank, Bank of Hope. Upon completion, Territorial shareholders would receive a fixed exchange ratio of 0.8048 shares of the Company’s common stock in exchange for each share of Territorial common stock they own. Based on the closing price of the Company’s common stock on April 26, 2024, this represented a value of $8.82 per share of Territorial common stock, although the actual value will be determined upon the completion of the merger. Following the completion of the pending transaction, the legacy Territorial franchise in Hawaii would continue to do business under the trade name Territorial Savings, a division of Bank of Hope.
Lending Activities
Commercial and Industrial Loans
We provide commercial and industrial (“C&I”) loans to small business, middle market, corporate and institutional borrowers through the Company’s branch network, loan production offices, and specialized industry lending teams. These C&I loans, at times done through participations in a syndicated facility, are provided for various purposes such as working capital needs, purchasing inventory, debt refinancing, business acquisitions, and other business-related financing needs. C&I loans are typically classified as (1) revolving, or short-term loans, or lines of credit or (2) term loans to businesses. Short-term loans are often used to finance business working capital needs, collateralized with current assets, and typically have terms of one year with interest paid monthly on the outstanding balance with the principal balance due at maturity. Term loans typically have terms of three to five years with principal and interest paid monthly. The credit worthiness of our borrowers is evaluated before a loan is originated through financial spread and collateral analysis and, if large enough, with financial projections to cover both base and downside case cash flow scenarios. Credit worthiness is typically reviewed quarterly to address potential borrower covenant defaults/appropriate borrower action plans as well as loan risk grading. We seek to establish full banking relationships for all our commercial customers that include all of the Bank’s financing, deposit and fee-based products and services. We also offer C&I loans under the SBA 504, SBA 7(a), and SBA Express Loan (“EZ”) programs, which are described in more detail in the following sub-section titled Small Business Administration Loans.

Commercial Real Estate Loans
Commercial real estate (“CRE”) loans cover a broad array of commercial real estate segments including multi-tenant retail, hotels/motels, gas stations & car washes, mixed-use facilities, industrial warehouses, multi-family, single-tenant retail, office and other. CRE loans are extended for the purchase and refinance of real estate and are generally secured by first deeds of trust. The maturities on the majority of such loans are generally five to seven years with a 25-year principal amortization schedule and a balloon payment due at maturity. We offer both fixed and floating rate CRE loans in addition to offering clients interest rate hedging options. It is our general policy to restrict CRE loan amounts to no more than 75% of the appraised value of the underlying collateral property at the date of origination.
We also originate loans to finance CRE construction projects including one-to-four family residences, multifamily residences, senior housing, and commercial projects. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes. For a breakdown of CRE loans by owner occupied and non-owner occupied, as well as by property types, see “Commercial Real Estate Loans” section in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.
Small Business Administration Loans
We extend loans partially guaranteed by the SBA. We primarily extend SBA loans known as SBA 7(a) loans, SBA 504 loans, and SBA EZ loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase or construct owner occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate, and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million and a maximum SBA guaranteed amount of $3.75 million.
We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium and earn servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest income earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we recognize income from gains on sales and loan servicing income on the SBA 7(a) loans that are sold. From June 30, 2023, through March 31, 2024, we elected to retain our SBA 7(a) loan production on our Consolidated Statements of Financial Condition and did not record any gain on sale of SBA loans. Due to lower premium rates paid in the secondary market, it was more economic to retain the production on our Consolidated Statements of Financial Condition and earn interest income on the full production amount. During the 2024 second quarter, the Company resumed sales of the guaranteed portion of its SBA 7(a) loans as secondary market premium rates increased.
SBA 504 loans are typically extended for the purpose of purchasing owner occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured to give the Bank a 50% first deed of trust (“TD”), the CDC a 40% second TD, and the remaining 10% is funded by the borrower. Interest rates for the first TD bank loans are subject to normal bank commercial rates and terms, and the second TD CDC loans are fixed for the life of the loans based on certain indices.
SBA EZ loans are C&I loans that are unsecured term loans extended for business purposes. The maximum loan amount is $350 thousand, and loans are processed based on the Company’s credit scoring program.
Our SBA loans are originated through our SBA loan department, our SBA loan production offices, or can be referred through our branch network. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.
Consumer and Other Loans
Our consumer loans primarily consist of single-family mortgages; we also offer credit card loans and personal loans, and have historically offered home equity loans through Hope’s predecessor banks. Our single-family mortgages are secured by a first deed of trust on single family residences under a variety of loan products including fixed-rate and adjustable-rate mortgages with either 30-year or 15-year terms. Adjustable-rate mortgage loans are also offered with flexible initial and periodic adjustments ranging from five to seven years.

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
Our securities are classified for accounting purposes as equity investments, investments available for sale (“AFS”), or investments held to maturity (“HTM”). Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk, and which may be sold as necessary to implement management strategies, are designated as AFS at the time of purchase. Investment securities that the Bank has the positive intent and ability to hold to maturity are designated as investments HTM.
Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings accounts, time deposit accounts, individual retirement accounts, 24-hour automated teller machines (“ATM”), internet banking and bill-pay, remote deposit capture, lock boxes, and automated clearing house (“ACH”) origination services. In addition to our consumer and commercial deposits, we obtain both secured and unsecured wholesale deposits, including public deposits such as State of California Treasurer’s time deposits; brokered demand deposits, money market, and time deposits, as well as deposits gathered from outside of the Bank’s normal market area through deposit listing services and our online banking platform.
FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze our customer and wholesale deposit maturities and interest rates to monitor and manage our cost of funds, to the extent feasible in the context of changing market conditions, as well as to promote stability in our supply of funds. For additional information on deposits, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits”.
Borrowing Activities
When we have more funds than required for our reserve requirements or short-term liquidity needs, we may sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco (the “FHLB”), the Federal Reserve Bank of San Francisco (“the Federal Reserve Bank”), or from our correspondent banking relationships. In addition, we may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset-liability management.
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
We may also borrow from the Federal Reserve Bank’s discount window. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 99% of the estimated fair value of qualifying loans and securities that we pledge. In 2023, the Federal Reserve Bank, under the Bank Term Funding Program (“BTFP”), previously allowed institutions to pledge certain securities at par value and borrow at a rate no lower than the interest rate on reserve balances in effect on the day the loan was made. The BTFP ceased making new advances in March 2024.

Long-Term Debt
At December 31, 2024, we had nine wholly-owned subsidiary grantor trusts (“Trusts”) that have issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures of Hope Bancorp (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the Trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures (which have maturity dates ranging from 2033 to 2037), or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a specified redemption price. We also have the right to defer interest on the Debentures for up to five years.
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to investors. The convertible notes were issued as part of our plan to repurchase shares of our common stock. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. In addition, we repurchased our notes in the aggregate principal amount of $19.9 million in 2023, and the repurchased notes were immediately cancelled subsequent to repurchase. The remaining net carrying balance of convertible notes at December 31, 2024, was $444 thousand.
Market Area and Competition
As of December 31, 2024, we had 46 branches in the United States, predominantly in multi-ethnic communities. Of these, 25 were located in California, nine were located in New York and New Jersey; four were in Washington; three were in Illinois; three were in Texas; one was in Alabama, and one was in Georgia. We also had nine loan production offices located in California, Colorado, Florida, Georgia, Oregon, Texas, and Washington, as well as a representative office in Seoul, South Korea.
The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The competitive environment is primarily a result of strong competition among community, regional and national banks; changes in regulations; changes in technology and product delivery systems, as well as consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
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
Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation or preventing recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the targeted federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits, and affect interest rates earned on interest earning assets and paid on interest bearing liabilities. The nature and impact on Hope Bancorp, and the Bank, of future changes in monetary and fiscal policies cannot be predicted.

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
Bank Regulation
The Bank is a California state-chartered bank whose deposit accounts are insured by the FDIC, up to applicable limits. As such, the Bank is subject to regulation, supervision, and regular examination by the DFPI and the FDIC. The Bank is also subject to regulation, supervision, and examination by the Consumer Finance Protection Bureau (“CFPB”) with respect to federal consumer financial laws. While the Bank is not a member of the FRB, the Bank is also subject to certain regulations of the FRB.
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
Under the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or by subsidiaries of bank holding companies. Further, California state-chartered banks may conduct certain financial activities permitted under GLBA in a “financial subsidiary” to the same extent as a national bank, provided the bank is and remains well-capitalized, well-managed and in satisfactory compliance with the Community Reinvestment Act (the “CRA”). The Bank currently conducts no non-banking or financial activities through subsidiaries.
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
The Basel III Capital Rules (i) establish a capital measure called “common equity Tier 1” and a related regulatory capital ratio of common equity Tier 1 to risk‑weighted assets, (ii) specify that Tier 1 capital consists of common equity Tier 1 and “additional Tier 1 capital” instruments meeting certain requirements, (iii) mandate that most deductions and adjustments to regulatory capital measures be made to common equity Tier 1 and not to the other components of capital, and (iv) specify deductions from and adjustments to capital that are somewhat more expansive than those under prior capital rules. The Basel III Capital Rules differ from earlier capital rules by excluding from Tier 1 capital trust preferred securities (subject to certain grandfathering exceptions for organizations like Hope Bancorp, which had less than $15 billion in assets as of December 31, 2009), mortgage servicing rights and certain deferred tax assets and to include unrealized gains and losses on available for sale debt and equity securities (unless the organization opts out of including such unrealized gains and losses).

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
Including the capital conservation buffer of 2.5%, the minimum ratios for a banking organization are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. Management believes that as of December 31, 2024, Hope Bancorp and the Bank met all requirements under the Basel III Capital Rules applicable to them on a fully phased-in basis, including the capital conservation buffer. At December 31, 2024, the ratios of each of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes and satisfied the capital conservation buffer requirement. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Increased Supervision and Regulation for Bank Holding Companies with Consolidated Assets of More than $10 Billion
As a banking organization with consolidated assets exceeding $10 billion, the Company is subject to heightened supervision and regulation imposed by the Dodd-Frank Act, such as the following:
•We are subject to periodic examination by the CFPB with respect to compliance with federal consumer financial laws. Although we were subject to regulations issued by the CFPB when we were less than $10 billion in assets, the Bank’s primary federal regulator, the FDIC, previously had responsibility for our consumer compliance examinations. See “Consumer Finance Protection Bureau.”
•We are subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions.
•We calculate our FDIC deposit assessment base using a performance score and a loss-severity score system described below in “Deposit Insurance.”
•We are subject to the “Volcker Rule,” which generally restricts us from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. While Hope Bancorp and the Bank had no investment positions or relationships at December 31, 2024, that were subject to the Volcker Rule, we may be subject to the compliance and recording keeping provisions of this rule.
The Dodd-Frank Act requires banking organizations with consolidated assets exceeding $10 billion to establish board-level risk committees and to perform annual stress tests. The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in 2018 raised the asset thresholds for these requirements to $50 billion and $100 billion, respectively.
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
The prompt corrective action standards conform with the Basel III Capital Rules. In order to be generally considered well-capitalized for bank regulatory purposes, the Bank is required maintain the following minimum capital ratios: a common equity Tier 1 ratio of 6.5%, a Tier 1 ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5%. A bank meeting the minimum capital ratios required to be considered well-capitalized, adequately capitalized, or undercapitalized may, however, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment.
The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise generally required to be deemed well-capitalized for bank regulatory purposes, in which case institutions may no longer be deemed to be well-capitalized and may therefore be subject to certain restrictions such as on taking brokered deposits.
Consumer Compliance Laws
The Bank must comply with numerous federal and state consumer protection statutes and implementing regulations, including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights, and various federal and state privacy protection laws, including the Telephone Consumer Protection Act, and CAN-SPAM Act. CFPB regulations mandate specific underwriting criteria for home loans requiring lenders to make a reasonable, good faith determination of a consumer’s ability to repay, establish certain protections from liability under the requirements for “qualified mortgages” that meet certain specific standards and implement TILA-RESPA Integrated Disclosure requirements for mortgages. The Bank and Hope Bancorp are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.
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
Community Reinvestment Act
The Bank is subject to the CRA, which requires federal banking regulators to evaluate the record of a financial institution in meeting the credit needs of its local communities, including in low- and moderate-income neighborhoods. The federal banking agencies consider a financial institution’s compliance with the CRA into account when considering regulatory applications for mergers and other expansionary activities. The Bank received a “Satisfactory” rating in the most recent public disclosure of CRA performance evaluation released by the FDIC in 2024, which states that the Bank’s CRA performance under the lending, investment, and service tests supports the overall rating.
In 2024, the federal banking regulators issued final CRA rules to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, like the Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

USA PATRIOT Act and Anti-Money Laundering Laws
Under the USA PATRIOT Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards that are intended to prevent and detect the use of the United States financial system for money laundering and terrorist financing activities. The act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations, and money launderers.
The Bank Secrecy Act (the “BSA”) establishes requirements for recordkeeping and reporting by banks and other financial institutions that are intended to help identify the source, volume and movement of currency and other monetary instruments into and out of the United States, to help detect and prevent money laundering connected with drug trafficking, terrorism, and other criminal activities. Under the BSA and related regulations, banking institutions must file suspicious activity reports and maintain programs designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding currency transactions. The programs must include systems and internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance and provide appropriate personnel training.
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting whistleblower incentives and protections.
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
In November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, to be paid in eight quarterly installments beginning in the first quarter of 2024. This rate will be applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. In February 2024, the FDIC informed banks of an increase from the original estimate related to this special assessment. This additional amount was paid in two additional quarterly installments, at a rate of approximately 9.4 basis points per year on the same adjusted assessment base. We recorded an expense of $691 thousand and $4.0 million in 2024 and 2023, respectively for the total amount due under this special assessment.
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
•Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude Hope Bancorp or the Bank from being deemed well-capitalized which, in the case of the Bank, would restrict its ability to accept certain brokered deposits, for example;
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

Consumer Financial Protection Bureau
The Dodd-Frank Act created the CFPB as an independent entity within the FRB with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. The Bank is subject to examination by the CFPB. The CFPB has the authority to bring formal and informal enforcement actions against the Bank similar to those that may be brought by the federal banking regulators discussed above.
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
Through our social rewards and recognition platform, called Bucketlist, employees recognize one another for milestones and achievements, or simply express gratitude to anyone within the Bank for demonstrating Bank of Hope Core Values of trust, excellence, agility, meritocracy, and service.
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
We offer a leading compensation and benefits package that includes medical, dental and vision healthcare, 401(k) benefits, parental and family leave, holiday paid time off, and tuition assistance. We are committed to the long-term health of our employees and provide basic life, basic accidental death, and dismemberment (“AD&D”) and long-term disability insurance, Flexible Spending Accounts (“FSA”), and discounted gym memberships, among others. Our benefits package also features value-added services focused on our employees’ well-being and mental health, including survivor assurance programs, financial wellness counseling, and mental wellness counseling.
As of December 31, 2024 and 2023, the Bank and Hope Bancorp both had 1,244 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.
Our employees actively share their talents with their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. Our employees are committed to be good neighbors that foster growth for our customers and communities. As a community-based bank, we are committed to being model corporate citizens in our communities through various forms of investments, contributions, and volunteer work.
Some of the highlights we have taken to be a socially responsible company are:
•Approximately 37% of the Bank’s branches are located in low-to-moderate income areas;
•Our employees had nearly 312 hours of CRA-reportable volunteer hours in 2024;
•We funded approximately $2.24 billion of loans in 2024;
•We invest in affordable housing partnerships, CRA investments, CDFI investments and in renewal energy credits;
•We had approximately 528 CRA-reportable small business loans totaling to $196.2 million in 2024, with 439 loans totaling $153.8 million within the Bank’s assessment areas;
•We had approximately over $600 thousand in charitable donations to 158 organizations to support the social, educational, and cultural wellness of the communities in which we operate; and
•We awarded 60 students scholarships of $2,500 each in 2024. In aggregate, we contributed approximately more than $3.0 million to the Hope Scholarship Foundation since its establishment in 2001.

Our Environmental, Social and Governance (“ESG”) report and webpage are available in our investor relation website (www.ir-hopebancorp.com). The ESG report contains our ESG progress including the establishment of an ESG framework, ESG policy, and our achievements on ESG compliance.

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
Risks Related to our Business
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. Adverse economic conditions in our market areas could potentially have a material adverse impact on the quality of our business. An economic slowdown in the markets in which we operate, or may do so in the future, may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•the level and duration of deposits may decline;
•demand for our products and services may decline; and
•collateral for loans may decline in value below the principal amount owed by the borrower.
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2024, approximately 63% of our loan portfolio consisted of loans secured by various types of commercial real estate (excluding 1-4 family residential mortgage loans). A slowdown in the economy is often accompanied by declines in the value of real estate, which may have a material and adverse effect on our net income and capital levels.
Our commercial loan and commercial real estate loan portfolios expose us to risks. Charge-offs on commercial and commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. The payment experience on commercial real estate loans that are secured by income producing properties are typically dependent on the successful operation of the related property tenants and thus, may subject us to adverse conditions in the real estate market or to the general economy. The collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for residential properties because there are fewer potential purchasers of the collateral.
Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.
In addition, with respect to commercial real estate loans, federal and state banking regulators have expressed concerns about weakness in the commercial real estate market. As a result, banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loan growth or exposure to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

Our allowance for credit losses may not cover our actual loan losses. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely, or at all, or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In accordance with generally accepted accounting principles in the United States of America (“GAAP”), we maintain an allowance for credit losses to provide for loan defaults and non-performance. If our actual credit losses exceed the amount we have allocated for estimated current expected credit losses, our business will be adversely affected. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of business operations. We create allowances for estimated credit losses through provisions that are recorded as reductions in income in our accounting records. We base these allowances on estimates of the following:
•historical experience with our loans;
•evaluation of current economic conditions and other factors;
•reviews of the quality, mix and size of the overall loan portfolio;
•reviews of delinquencies; and
•the quality of the collateral underlying our loans.
If our allowance estimates are inadequate, we may incur losses, our financial condition may be materially and adversely affected, and we may be required to try and raise additional capital to enhance our capital position. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for credit losses or that regulatory agencies will not require us to increase our allowance thereby, impacting our profitability.
An increase in nonperforming assets would reduce our income and increase our expenses. If the level of nonperforming assets increases in the future, it may adversely affect our operating results and financial condition. Nonperforming assets are mainly loans on which the borrowers are not making their required payments. Nonperforming assets also include loans that have been restructured to permit the borrower to make payments, and real estate that has been acquired through foreclosure or deed in lieu of foreclosure of unpaid loans. To the extent that assets are nonperforming, we would have a lower balance of earning assets generating interest income and an increase in credit related expenses, including provisions for credit losses.
Increases in the level of our problem assets, occurrence of operating losses or a failure to comply with requirements of the agencies that regulate us may result in regulatory actions against us, which may materially and adversely affect our business and the market price of our common stock. The DFPI, the FDIC, and the FRB each have authority to take actions to require that we comply with applicable regulatory capital requirements, cease engaging in what they perceive to be unsafe or unsound practices or make other changes in our business. Among others, the corrective measures that such regulatory authorities may take include requiring us to enter into informal or formal agreements regarding our operations, the issuance of cease and desist orders to refrain from engaging in unsafe and unsound practices, removal of officers and directors, or the assessment of civil monetary penalties. See Item 1 “Business – Supervision and Regulation” for a further description of such regulatory powers.
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
Changes in interest rates affect our profitability. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. In general, the wider the spread, the more net interest income we earn. When market interest rates change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can greatly affect our income. In addition, interest rate fluctuations can affect how much money we may be able to lend. There can be no assurance that we will be successful in minimizing the potentially adverse effects of changes in interest rates.

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
We are exposed to the risks of natural disasters. A significant portion of our operations are concentrated in Southern California, which is an earthquake and fire prone region. A major earthquake or fire in the Greater Los Angeles Area may result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake or fire. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood, mudslide, or other natural catastrophe occurs in Southern California. The Greater Los Angeles Area fires in early 2025 did not have material impact to the Company or its borrowers.
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations. The current Presidential Administration has signaled that tariffs and retaliatory tariffs, as well as other trade restrictions, may be imposed against U.S. trading partners. In response to tariffs, foreign countries have implemented, or may implement, retaliatory tariffs on U.S. goods. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. It may also cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us, or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.
We may experience adverse effects from acquisitions. We have acquired other banking companies and bank offices in the past, and will consider additional acquisitions as opportunities arise. For example, on April 26, 2024, we entered into a merger agreement with Territorial Bancorp Inc. See Item 1 “Business-Business Overview” and Note 24 of our Notes to Consolidated Financial Statements for more information about our pending merger with Territorial Bancorp Inc. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Future acquisitions may increase the degree of such risks.
Risks involved in acquisitions of other companies include:
•the risk of failure to adequately evaluate the asset quality of the acquired company;
•difficulty in assimilating the operations, technology, and personnel of the acquired company;
•diversion of management’s attention from other important business activities;
•costs and unpredictability of stockholder litigation in connection with acquisitions;
•difficulty in maintaining good relations with the loan and deposit customers of the acquired company;
•inability to maintain uniform and effective operating standards, controls, procedures, and policies;
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

Fraudulent activity or breaches or failures of our information system controls, including those related to cybersecurity incidents, could have a material adverse effect on our business. As a financial institution, we are susceptible to fraudulent activity and security breaches, including those related to cybersecurity incidents, that may materially and adversely affect us or our clients or our third-party service providers. Fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, social engineering, and other dishonest acts. Information system breaches and other cybersecurity threats may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and ransomware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity and information system breaches in recent periods.
As a financial institution, we receive and maintain the business and personal information of our customers on a daily basis. Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and information systems owned or used by us, our clients and certain of our third-party service providers, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these information systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. We face the risk that this information may be fraudulently or otherwise improperly accessed, used, or disclosed in a cyber-attack or other security breach of the information systems we rely upon. Large corporations, including financial institutions and retail companies, have increasingly suffered major cybersecurity incidents relating to information system breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. In the ordinary course of our business, we have experienced and expect to continue to experience cyber-based attacks and other cybersecurity threats that may compromise our information systems, the consequences of which could be material and adverse.
Our inability to anticipate or adequately mitigate against fraudulent activity, cybersecurity incidents and other security breaches may result in financial losses, litigation, increased regulatory scrutiny or supervisory actions and/or damage to our reputation, any of which may be material.
We rely on technology and information systems that may be disrupted, which would pose operational risks. Our business depends on the continuous operation of our information and data processing systems and related operational infrastructure, some of which are provided by third party vendors. We rely on these systems for, among other things, communications, processing customer transactions, recordkeeping, and financial controls. The failure of any of these resources, including but not limited to failures due to cybersecurity incidents, operational or systems failures, interruptions of client service operations or interruptions in third party data processing or other vendor support, may cause material disruptions in our business, impairment of customer relations, exposure to our customers for liability, reputational harm, and action by bank regulatory authorities. Breaches of the information systems owned or used by us also may occur, and on occasion have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity, and the levels and sophistication of the same, advances in computer capabilities, vulnerabilities in third-party technologies (including browsers and operating systems), and other developments could result in a compromise or breach of the technology, processes and controls that we use in the operation of our business, which could have a material and adverse effect on our business, results of operation and financial condition.

The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact the Company’s business. The Company may develop or incorporate AI technology in certain business processes, services, or products in the future. In addition, the Company’s third-party (or fourth-party) vendors, clients, or counterparties may have developed or in the future may develop AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding, and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.
Diverse views, increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks. Companies are facing increasing scrutiny from customers, regulators, investors, investor advocacy groups, and other stakeholders related to their ESG practices and disclosure, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our financial condition and results of operations. In addition, views about ESG are diverse and rapidly changing. In recent years, "anti-ESG" sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted "anti-ESG" policies, legislation, or initiatives. Recently an executive order was issued that opposes diversity and inclusion ("DEI") initiatives in the private sector. Institutional investors and proxy advisory firms have also updated or are in the process of updating their guidelines and expectations with respect to ESG and DEI initiatives. New and changing state or federal government regulations could result in additional compliance obligations, expand mandatory and voluntary reporting, diligence, and disclosure, and could result in our sustaining reputational harm, which could adversely impact our financial condition and results of operations and could have an adverse effect on the trading price of our common stock. Additionally, concerns over the long-term impacts of climate change have led and could continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We, along with our customers, will need to respond to new or changing laws and regulations as well as consumer and business preferences resulting from climate change concerns. We may also face cost increases, asset value reductions, and operating process changes, among other impacts. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.
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
As we expand outside our traditional geographic markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have branches or loan production offices in the greater New York City area, Chicago, Houston, Dallas, Tampa, and Seattle metropolitan areas, New Jersey, Colorado, Georgia, and Alabama. Over time, we may seek to establish offices in other parts of the United States as well. We may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively, and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.

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
Legal and Regulatory Risks
Governmental regulation and regulatory actions against us may further impair our operations or restrict our growth. We are subject to significant governmental supervision and regulation. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. In addition, regulations may be adopted which increase our deposit insurance premiums and enact special assessments which could increase expenses associated with running our business and adversely affect our earnings.
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
In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies, including the Bank and Hope Bancorp, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, as we are over $10 billion in assets, we are subject to enhanced CFPB examination and required to perform more comprehensive stress-testing on our business and operations.

We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. These changes become less predictable, yet more likely to occur, following the transition of power from one presidential administration to another. Any such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things. Moreover, the turnover of the presidential administration is expected to result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities than previously. The potential impact of any changes in agency personnel, policies, priorities, and interpretations on the financial services sector, including us, cannot be predicted.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The BSA, the USA PATRIOT Act of 2001, the Anti-Money Laundering Act of 2020, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures, and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, on our ability to engage in expansionary activities, such as mergers and acquisitions, and restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, and results of operations.
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
The sales of SBA 7(a) loans result in both premium income at the time of sale and a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock. We periodically evaluate opportunities to access capital markets, taking into account our financial condition, regulatory capital ratios, business strategies, anticipated asset growth and other relevant considerations. It is possible that future acquisitions, organic growth, or changes in regulatory capital requirements could require us to increase the amount or change the composition of our current capital, including our common equity. For all of these reasons and others, and always subject to market conditions, we may issue additional shares of common stock or other capital securities in public or private transactions.
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

Climate change concerns could adversely affect our business and our customers. Concerns over the long-term impacts of climate change have led and could continue to lead to governmental efforts around the world to mitigate those impacts. Climate change presents multi-faceted risks, including operational risk from the physical effects of climate events on us; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change. Consumers and businesses are changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements relating to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
We may be adversely affected by the lack of soundness of other financial institutions. The failures of some depository institutions in 2023 have raised concerns among depositors that their deposits may be at risk. While we believe the Bank is operated in a safe and sound manner, a market-wide loss of depositor confidence caused by the failures, or the perceived unsoundness, of other depository institutions could lead to deposit outflows at the Bank, potentially at levels that could materially and adversely affect our business, financial condition, results of operations and stock price.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 1C.    CYBERSECURITY
General
As a financial institution, cybersecurity is a high priority for us as we receive and maintain the business and personal information of our customers on a daily basis. In addition, our business operations rely extensively on the continuous operation of our information and data processing systems and related back-up systems. Accordingly, we have developed and maintain a cybersecurity program that is focused on the goals of preparing for, preventing, detecting, mitigating, responding to, and recovering from cyber threats and incidents, maintaining the privacy and protection of our customers’ data, and the continuity of our information and data processing systems.
Cybersecurity Risk Management
We believe that we have a robust cybersecurity program that is aligned to industry-standard cybersecurity frameworks. To identify and assess material risks from cybersecurity threats, our corporate risk management team considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment and management process. To implement and maintain our cybersecurity program, we have a dedicated information security team that is managed by our Chief Information Security Officer. We believe our information security team is well positioned to identify risks from cybersecurity threats based on numerous job qualifications and ongoing training.

As a regulated financial institution, we have designed our cybersecurity program based on the requirements of the GLBA and the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool. Our processes for identifying, assessing, and managing material risks from cybersecurity threats includes reliance on the FFIEC Cybersecurity Assessment Tool as well as recurring audits and assessments of our cybersecurity program and controls.
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
In the ordinary course of our business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition, or results of operations. With regards to risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we have conducted assessments and have determined that we do not believe any of the identified risks have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. While we do not believe cybersecurity threats are reasonably likely to affect us, our business strategy, our results of operations or our financial conditions, like all financial institutions, we face a risks of such threats, the consequences of which could be material. See Item 1A “Risk Factors – We are subject to operational risks relating to our technology and information systems,” above. In addition, given the constant and evolving threat of cyber-based attacks, we incur significant costs in an effort to detect and prevent security breaches and incidents, and these costs may increase in the future.
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

Our Chief Information Security Officer, who reports to our Chief Risk Officer, is responsible for managing our information security team, maintaining, and continuing to develop and implement our cybersecurity program enterprise-wide and assessing and managing risks from cybersecurity threats, subject to oversight by and reporting to the Board Risk Committee, which in turn reports directly to the Board. In addition to the Board Risk Committee, two of our management committees are also involved in overseeing risks from cybersecurity threats: our Enterprise Risk Management Committee and our Information Security Sub-Committee. These two management committees report to the Board Risk Committee, which in turn reports directly to the Board.
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

Item 2.PROPERTIES
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2024, we operated full-service branches at 41 leased and five owned facilities, and we operated loan production offices at 9 leased facilities. Expiration dates of our leases range from 2025 to 2032. We believe our present facilities are suitable and adequate for our current operating needs.

Item 3.LEGAL PROCEEDINGS

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled approximately $664 thousand at December 31, 2024. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the Consolidated Financial Statements.

Item 4.MINE SAFETY DISCLOSURES
Not Applicable.

Part II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HOPE.”
The following table sets forth quarterly dividends paid on our common stock for the past two fiscal years:

	For the Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Dividends Paid	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14
The Board expects to continue to pay quarterly cash dividends, however, no assurance can be given as to whether future dividends will be paid as cash dividend payments are dependent on the Company’s future earnings, capital requirements, and financial condition.
The closing price for our common stock on the NASDAQ Global Select Market on February 19, 2025, was $11.21 per share. As of February 19, 2025, there were 1,098 stockholders of record of our common stock.
Unregistered Sales of Equity Securities
There were no sales of any equity securities by the Company during the period covered this Annual Report on Form 10-K that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In January 2022, the Board approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended December 31, 2024.
The following table summarizes share repurchase activities during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
October 1, 2024 to October 31, 2024	—	$—	—	$35,333
November 1, 2024 to November 30, 2024	—	—	—	35,333
December 1, 2024 to December 31, 2024	—	—	—	35,333
Total	—	$—	—

Stock Performance Graph
The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on our common stock with (i) the cumulative total return of the NASDAQ Composite Index, and (ii) the cumulative total return of the KBW Nasdaq Regional Banking Index.
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

ASSUMES $100 INVESTED ON DECEMBER 31, 2019
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2024

	Period Ending
Stock/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Hope Bancorp, Inc.	$100.00	$77.98	$109.55	$99.06	$98.96	$105.65
NASDAQ Composite Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
KBW Nasdaq Regional Banking Index	$100.00	$91.29	$124.74	$116.10	$115.64	$130.90

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and accompanying notes presented elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report. Please see the “Forward Looking Information” immediately preceding Part I of this Report.
Overview
Our principal business involves earning interest on loans and investment securities that are funded primarily by customer deposits, wholesale deposits, and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of loans. Our major expenses are the interest we pay on deposits and borrowings, provisions for credit losses, and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending, and political changes and events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our performance.
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

Selected Financial Data
The following table presents selected financial and other data for each of the years in the five-year period ended December 31, 2024. The information below should be read in conjunction with, the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	As of or For The Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$953,980	$1,048,878	$716,115	$566,532	$598,878
Interest expense	526,129	523,017	137,694	53,762	131,380
Net interest income	427,851	525,861	578,421	512,770	467,498
Provision (credit) for credit losses	17,280	31,592	9,850	(12,395)	95,660
Net interest income after provision (credit) for credit losses	410,571	494,269	568,571	525,165	371,838
Noninterest income	47,077	45,577	51,397	43,594	53,432
Noninterest expense	324,684	361,959	323,920	293,487	282,979
Income before income tax provision	132,964	177,887	296,048	275,272	142,291
Income tax provision	33,334	44,214	77,771	70,700	30,776
Net income	$99,630	$133,673	$218,277	$204,572	$111,515

Per Common Share Data:
Earnings — basic	$0.83	$1.11	$1.82	$1.67	$0.90
Earnings — diluted	$0.82	$1.11	$1.81	$1.66	$0.90
Cash dividends declared	$0.56	$0.56	$0.56	$0.56	$0.56
Book value (period end)	$17.68	$17.66	$16.90	$17.44	$16.66
Number of common shares outstanding (period end)	120,755,658	120,126,786	119,495,209	120,006,452	123,264,864

Balance Sheet Data—At Period End:
Total assets	$17,054,008	$19,131,522	$19,164,491	$17,889,061	$17,106,664
Interest earning cash and deposits at other banks	235,541	1,756,154	293,002	44,947	94,014
Investment securities AFS and HTM	2,075,628	2,408,971	2,243,195	2,666,275	2,285,611
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	13,618,272	13,853,619	15,403,540	13,952,743	13,563,213
Deposits	14,327,489	14,753,753	15,738,801	15,040,450	14,333,912
FHLB and FRB borrowings	239,000	1,795,726	865,000	300,000	250,000
Convertible notes, net	444	444	217,148	216,209	204,565
Subordinated debentures	109,140	107,825	106,565	105,354	104,178
Stockholders’ equity	2,134,505	2,121,243	2,019,328	2,092,983	2,053,745

Average Balance Sheet Data:
Total assets	$17,746,408	$19,806,163	$18,231,609	$17,467,665	$16,515,102
Interest earning cash and deposits at other banks	856,768	1,685,462	116,689	774,756	921,163
Investment securities AFS and HTM	2,213,068	2,262,840	2,415,621	2,392,589	1,899,948
Loans receivable and loans held for sale	13,634,728	14,732,166	14,634,627	13,343,431	12,698,523
Deposits	14,677,630	15,630,018	15,172,272	14,727,807	13,560,629
FHLB and FRB borrowings	531,869	1,618,292	528,342	208,721	435,836
Stockholders’ equity	2,130,140	2,061,665	2,034,027	2,071,453	2,032,570

	As of or For The Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets(1)	0.56%	0.67%	1.20%	1.17%	0.68%
Return on average stockholders’ equity(2)	4.68%	6.48%	10.73%	9.88%	5.49%
Dividend payout ratio	68.07%	50.44%	30.91%	33.71%	62.22%
Net interest margin(3)	2.55%	2.81%	3.36%	3.09%	3.00%
Yield on interest earning assets(4)	5.69%	5.60%	4.16%	3.42%	3.84%
Cost of interest bearing liabilities(5)	4.52%	4.00%	1.32%	0.56%	1.26%
Efficiency ratio(6)	68.36%	63.34%	51.43%	52.75%	54.32%

Regulatory Capital Ratios:
Tangible common equity (“TCE”) ratio	10.05%	8.86%	8.29%	9.31%	9.50%
Hope Bancorp:
Common equity tier 1	13.06%	12.28%	10.55%	11.03%	10.94%
Tier 1 capital	13.79%	12.96%	11.15%	11.70%	11.64%
Total capital	14.78%	13.92%	11.97%	12.42%	12.87%
Tier 1 leverage	11.83%	10.11%	10.15%	10.11%	10.22%
Bank of Hope:
Common equity tier 1	13.61%	12.75%	12.03%	12.96%	12.90%
Tier 1 capital	13.61%	12.75%	12.03%	12.96%	12.90%
Total capital	14.61%	13.71%	12.85%	13.68%	14.14%
Tier 1 leverage	11.68%	9.94%	10.94%	11.20%	11.33%

Asset Quality Data:
Nonaccrual loans(7)	$90,564	$45,204	$49,687	$54,616	$85,238
Accruing delinquent loans past due 90 days or more	229	261	401	2,131	614
Accruing troubled debt restructured loans (8)	—	—	16,931	52,418	37,354
Total nonperforming loans	90,793	45,465	67,019	109,165	123,206
Other real estate owned	—	63	2,418	2,597	20,121
Total nonperforming assets (9)	$90,793	$45,528	$69,437	$111,762	$143,327

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.67%	0.33%	0.32%	0.39%	0.63%
Nonperforming assets to total assets (9)	0.53%	0.24%	0.36%	0.62%	0.84%
Allowance for credit losses to loans receivable	1.11%	1.15%	1.05%	1.01%	1.52%
Allowance for credit losses to nonaccrual loans	166.21%	351.06%	326.76%	257.34%	242.55%
Net charge-offs (recoveries) to average loans receivable	0.19%	0.22%	(0.08)%	0.40%	0.07%
____________________________________________________
(1)Net income divided by average assets.
(2)Net income divided by average stockholders’ equity.
(3)Net interest income divided by average interest earning assets.
(4)Interest income divided by average interest earning assets.
(5)Interest expense divided by average interest bearing liabilities.
(6)Noninterest expense divided by the sum of net interest income plus noninterest income.
(7)Excludes delinquent SBA loans that are guaranteed and currently in liquidation.
(8)The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.
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
Investment Securities
Description - We evaluate investment securities AFS and HTM for impairment related to credit losses on at least a quarterly basis. Based on our evaluation, we do not believe that we had any investment securities AFS or HTM with a credit loss impairment as of December 31, 2024. Investment securities are discussed in more detail under “Financial Condition - Investment Securities Portfolio.”
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
The investment securities HTM as of December 31, 2024, were all issued by the U.S. government or government-sponsored enterprises and therefore the Company applied a zero credit loss assumption.
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
Included in the quantitative portion of our analysis of the allowance for credit losses are key inputs including borrowers’ net operating income, debt coverage ratios, and real estate collateral values, as well as key inputs that are more subjective or require management’s judgment including key macroeconomic variables from Moody’s forecast scenarios including GDP, unemployment rates, interest rates, and commercial real estate prices. These key inputs are utilized in our models to develop probability of default (“PD”) and loss given default (“LGD”) assumptions used in the calculation of estimated quantitative losses. The key macroeconomic variables were derived from Moody’s consensus scenario as of December 31, 2024 and 2023.
Certain key macroeconomic variable inputs used in the calculation of our allowance for credit losses experienced a change between projections as of December 31, 2023 versus projections as of December 31, 2024, particularly projected GDP growth which had improved projections and CRE Price Index growth rates, which had declining projections. This contributed to a decrease in our allowance for credit losses estimated loss rates at December 31, 2024, compared with December 31, 2023. Changes in the key macroeconomic variables are presented in the tables below.
Moody's consensus projected key macroeconomic variable inputs as of December 31, 2024:

	Year Ending December 31,
	2025	2026	2027
GDP Growth*	2.1%	2.0%	2.0%
Unemployment Rate	4.4%	4.2%	4.1%
CRE Price Index Growth*	(0.4)%	4.3%	7.7%
10 Year Treasury Rate	4.2%	4.1%	3.8%
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
In addition to an estimate of quantitatively derived losses, our allowance for credit losses also includes an estimate of qualitatively derived losses to account for risks not fully captured by the quantitative calculation of estimated credit losses. At December 31, 2024, the qualitative portion of our allowance for credit losses totaled $50.1 million compared with $35.7 million at December 31, 2023. The qualitative portion of our allowance for credit losses is determined by management and takes into consideration factors related to changes to lending policies, changes in the nature and volume of loans, risks related to lending management, changes to the volume and severity of past due and nonaccrual loans, changes in the quality of loan review, concentrations of credit, and other external factors. Some of these factors are more subjective than others and require significant judgment from management to determine estimated losses.

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
Moody’s consensus forecast assumes that the probability that the economy will perform better than the consensus estimates is equal to the probability that it will perform worse. A sensitivity analysis of our allowance for credit losses was performed by estimating credit losses using the Moody’s S2 scenario as of December 31, 2024, which has a more negative outlook on the economy compared with the Moody’s consensus scenario. The S2 scenario includes assumptions including elevated market interest rates, which weakens credit sensitive spending more than anticipated. In addition, the combination of tariffs, rising inflation, deportations, global political unrest and tensions, and reduced credit availability causes the economy to fall into a mild recession in 2025. Incorporating key macroeconomic inputs from Moody’s S2 projected scenario in our calculation of the allowance for credit losses resulted in additional allowance for credit losses of approximately $28.5 million compared with the results using the Moody’s consensus forecast as of December 31, 2024. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.
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
Impact if Actual Results Differ From Estimates and Judgments - Changes in qualitative factors assessed, changes to assumptions used in the impairment test, selection and weighting of the various fair value techniques, and downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses which could have a material impact in our financial condition and earnings. We performed a goodwill impairment quantitative test as of September 30, 2023, and based on this analysis we concluded the fair value of the Company exceeded the carrying value by 15.4%, using a discount rate of 13.6% for the income approach. Management performed a sensitivity analysis of the discount rate used in the income approach of the goodwill impairment analysis, and a 50 basis point increase to the discount rate would result in the fair value of the Company exceeding the carrying amount by 10.9%. We did not perform a quantitative test for the year ended December 31, 2024, as we performed a qualitative analysis that indicated that goodwill was more than likely not impaired.
Goodwill is discussed in more detail in Note 5 to our Notes to Consolidated Financial Statements presented in this Report.

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

Results of Operations
Operations Summary
Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from the loans we extend to our customers, our investments and interest earning cash, and interest expense is generated from interest bearing deposits our customers have with us and from our borrowings or debt. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest bearing liabilities, and the rates received or paid on them, as well as our ability to maintain sound asset quality and appropriate levels of capital and liquidity. As mentioned above, interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions and policies.
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

	Year Ended December 31, 2024	Increase (Decrease)		Year Ended December 31, 2023	Increase (Decrease)		Year Ended December 31, 2022
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$953,980	$(94,898)	(9)%	$1,048,878	$332,763	46%	$716,115
Interest expense	526,129	3,112	1%	523,017	385,323	280%	137,694
Net interest income	427,851	(98,010)	(19)%	525,861	(52,560)	(9)%	578,421
Provision for credit losses	17,280	(14,312)	(45)%	31,592	21,742	221%	9,850
Noninterest income	47,077	1,500	3%	45,577	(5,820)	(11)%	51,397
Noninterest expense	324,684	(37,275)	(10)%	361,959	38,039	12%	323,920
Income before income tax provision	132,964	(44,923)	(25)%	177,887	(118,161)	(40)%	296,048
Income tax provision	33,334	(10,880)	(25)%	44,214	(33,557)	(43)%	77,771
Net income	$99,630	$(34,043)	(25)%	$133,673	$(84,604)	(39)%	$218,277

Net Income
Our net income was $99.6 million for 2024 compared with $133.7 million for 2023 and $218.3 million for 2022. Our diluted earnings per common share totaled $0.82, $1.11, and $1.81 for the years 2024, 2023, and 2022, respectively. The return on average assets was 0.56%, 0.67%, and 1.20% and the return on average stockholders’ equity was 4.68%, 6.48%, and 10.73% for the years 2024, 2023, and 2022, respectively. The decrease in net income for 2024 compared with 2023 was primarily due to decreases in net interest income, offset partially by decreases in provision for credit losses and noninterest expense. The decrease in net income for 2023 compared with 2022 was primarily due to increases in interest expense, provision for credit losses and noninterest expense.
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
The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans (1) (2)	$13,634,728	$837,159	6.14%	$14,732,166	$892,563	6.06%	$14,634,627	$660,732	4.51%
Investment securities AFS and HTM (3)	2,213,068	68,549	3.10%	2,262,840	66,063	2.92%	2,415,621	52,220	2.16%
Interest earning cash and deposits at other banks	856,768	44,668	5.21%	1,685,462	87,361	5.18%	116,689	1,295	1.11%
FHLB stock and other investments	48,738	3,604	7.39%	47,249	2,891	6.12%	59,624	1,868	3.13%
Total interest earning assets	16,753,302	953,980	5.69%	18,727,717	1,048,878	5.60%	17,226,561	716,115	4.16%
Total noninterest earning assets	993,106			1,078,446			1,005,048
Total assets	$17,746,408			$19,806,163			$18,231,609

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$5,043,411	$200,070	3.97%	$4,858,919	$161,751	3.33%	$6,517,879	$72,763	1.12%
Time deposits	5,954,272	295,378	4.96%	6,409,056	279,480	4.36%	3,084,851	42,076	1.36%
Total interest bearing deposits	10,997,683	495,448	4.51%	11,267,975	441,231	3.92%	9,602,730	114,839	1.20%
FHLB and FRB borrowings	531,869	19,860	3.73%	1,618,292	69,365	4.29%	528,342	11,525	2.18%
Convertible notes, net	444	9	2.00%	77,848	1,925	2.47%	216,654	5,289	2.44%
Subordinated debentures, net	104,545	10,812	10.17%	103,277	10,496	10.02%	102,037	6,041	5.84%
Total interest bearing liabilities	11,634,541	526,129	4.52%	13,067,392	523,017	4.00%	10,449,763	137,694	1.32%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,679,947			4,362,043			5,569,542
Other liabilities	301,780			315,063			178,277
Stockholders’ equity	2,130,140			2,061,665			2,034,027
Total liabilities and stockholders’ equity	$17,746,408			$19,806,163			$18,231,609

Net interest income		$427,851			$525,861			$578,421
Net interest margin			2.55%			2.81%			3.36%
Net interest spread (4)			1.17%			1.60%			2.84%
Cost of funds (5)			3.44%			3.00%			0.86%
Cost of deposits			3.38%			2.82%			0.76%
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

The following table presents net loan origination fees, loan prepayment fee income, interest reversed for nonaccrual loans, and discount accretion income included as part of loan interest income for the years indicated:

Year Ended December 31,	Net Loan Origination Fees (Costs)	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2024	$6,292	$1,539	$(5,799)	$2,376
2023	$8,657	$2,313	$(2,926)	$2,789
2022	$9,990	$5,350	$(2,523)	$2,630
Net Interest Income
Net interest income was $427.9 million for 2024, compared with $525.9 million for 2023 and $578.4 million for 2022. Changes in net interest income are a function of changes in interest rates and volumes of interest earning assets and interest bearing liabilities. The table below sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	Year Ended December 31,
	2024 Compared with 2023			2023 Compared with 2022
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(55,404)	$11,841	$(67,245)	$231,831	$227,398	$4,433
Investment securities AFS and HTM	2,486	3,963	(1,477)	13,843	17,323	(3,480)
Interest earning cash and deposits at other banks	(42,693)	508	(43,201)	86,066	18,458	67,608
FHLB stock and other investments	713	619	94	1,023	1,477	(454)
TOTAL INTEREST INCOME	$(94,898)	$16,931	$(111,829)	$332,763	$264,656	$68,107
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$38,319	$31,298	$7,021	$88,988	$111,871	$(22,883)
Time deposits	15,898	36,658	(20,760)	237,404	159,282	78,122
FHLB and FRB borrowings	(49,505)	(7,972)	(41,533)	57,840	18,433	39,407
Convertible notes, net	(1,916)	(309)	(1,607)	(3,364)	67	(3,431)
Subordinated debentures, net	316	173	143	4,455	4,381	74
TOTAL INTEREST EXPENSE	$3,112	$59,848	$(56,736)	$385,323	$294,034	$91,289
NET INTEREST INCOME	$(98,010)	$(42,917)	$(55,093)	$(52,560)	$(29,378)	$(23,182)
Net interest income before provision for credit losses decreased by $98.0 million, or 19%, for 2024 compared with 2023. The decrease in net interest income was driven by a higher cost of funds and a decrease in the average balance of interest earning assets, partially offset by expanding yields on interest earning assets and a decrease in the average balance of interest bearing liabilities. The expanding interest earning asset yields and higher deposit costs reflected changes in market interest rates during the period. The upper range of the target federal funds rate decreased to 4.50% at December 31, 2024, down from 5.50% at December 31, 2023, but the cuts to the federal funds rate did not begin until September 18, 2024. The year-over-year decrease in the balance of average interest earning cash and deposits in other banks between 2024 and 2023 was primarily due to the payoff of BTFP borrowings in 2024.

Net interest income before provision for credit losses decreased by $52.6 million, or 9%, for 2023 compared with 2022. The decrease in net interest income was driven by a higher cost of funds and increases in average balance of interest bearing deposits and short-term borrowings, partially offset by expanding yields on interest earning assets and higher average balances in loans and interest earning cash and deposits in other banks. The expanding interest earning asset yields and higher deposit costs reflected rising market interest rates during the period. The upper range of the target federal funds rate increased to 5.50% at December 31, 2023, up from 4.50% at December 31, 2022. The year-over-year increase in the average balance of interest earning cash and deposits at other banks between 2023 and 2022 was largely funded through FRB’s BTFP borrowings, reflecting our conservative approach to liquidity risk management, given the banking industry volatility caused by multiple bank failures in the first half of 2023.
Interest Income
Interest income was $954.0 million for 2024, compared with $1.05 billion for 2023, and $716.1 million for 2022. The yield on average interest earning assets was 5.69% for 2024, compared with 5.60% for 2023, and 4.16% for 2022.
Comparison of 2024 with 2023
The decrease in interest income of $94.9 million, or 9.0%, for 2024 compared with 2023 was primarily driven by lower average balances of loans and cash and deposits at other banks, offset partially by expanding yields of interest earnings assets.
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
Interest Expense
Deposits
Interest expense on deposits was $495.4 million for 2024, compared with $441.2 million for 2023, and $114.8 million for 2022. The average cost of deposits was 3.38% for 2024, compared with 2.82% for 2023, and 0.76% for 2022. The average cost of interest bearing deposits was 4.51% for 2024, compared with 3.92% for 2023, and 1.20% for 2022.
Comparison of 2024 with 2023
The increase in interest expense on total deposits of $54.2 million, or 12%, for 2024 compared with 2023 was due to a higher cost of interest bearing deposits. The increase in the cost of deposits was driven by rising interest rates during the period, a remix of deposits into higher-cost categories due to customer preferences for higher rates, and deposit pricing competition.
Comparison of 2023 with 2022
The increase in interest expense on total deposits of $326.4 million, or 284%, for 2023 compared with 2022 was due to a higher cost of interest bearing deposits and growth in average time deposits. The increase in the cost of deposits was driven by rising interest rates during the period, a remix of low-yielding deposits into higher-cost options, and deposit pricing competition.
FHLB and FRB Borrowings
FHLB and FRB borrowings consist of advances from the FHLB and FRB, including the BTFP. As part of our asset-liability management, we utilize FHLB and FRB borrowings to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB and FRB borrowings were $531.9 million for 2024, compared with $1.62 billion in 2023, and $528.3 million in 2022. Interest expense on FHLB and FRB borrowings was $19.9 million for 2024 compared with $69.4 million for 2023, and $11.5 million for 2022. The average cost of FHLB and FRB borrowings was 3.73% for 2024, compared with 4.29% for 2023, and 2.18% for 2022. The year-over-year decrease in the cost of FHLB and FRB borrowings for 2024 compared to 2023 primarily reflected the payoff of $1.70 billion in FRB BTFP borrowings, which had a weighted average rate of 4.47%, and the impact of our cash flow hedges which reduced interest expense on borrowings starting in the second quarter of 2024.

Convertible Notes
In 2018, we issued $217.5 million in senior convertible notes. Interest expense on convertible notes was $9 thousand for 2024 compared with $1.9 million and $5.3 million for 2023 and 2022, respectively. The cost of our convertible notes for 2024 was 2.00% compared with 2.47% for 2023 and 2.44% for 2022. The cost of our convertible notes consisted of the 2.00% coupon rate and non-cash interest expense from the capitalization of issuance cost.
During the year ended December 31, 2023, we repurchased our notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. There were no repurchases or put options exercised for the years ended December 31, 2024 and 2022.
Subordinated Debentures
The subordinated debentures bear interest at the 3-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”) rate, plus a designated spread. Prior to LIBOR cessation at June 2023, the interest rate was tied to the 3-month LIBOR rate, plus a designated spread. There were no changes in our balance of subordinated debentures during 2024 or 2023 aside from the increases related to the discount accretion on subordinated debentures acquired from previous acquisitions. Interest expense on subordinated debentures was $10.8 million for 2024 compared with $10.5 million for 2023, and $6.0 million for 2022. The average rate on other borrowings increased to 10.17% for 2024, compared with 10.02% for 2023, and 5.84% for 2022. The change in cost of other borrowings for 2023 and 2022 compared with 2024 was due to changes in the 3-month SOFR and 3-month LIBOR rates.
Provision for Credit Losses
The provision for credit losses reflects management’s assessment of the current period cost associated with credit risk inherent in the loan portfolio. The provision for credit losses for each period includes provision for credit losses on loans and provision for unfunded loan commitments. Provision for credit losses on loans is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, examinations of the loan portfolio, the value of the underlying collateral on problem loans, the general economic conditions in our market areas, and future projections of the economy. Specifically, the provision for credit losses on loans represents the amount charged against current period earnings to achieve an allowance for credit losses that, in management’s judgment, is adequate to absorb probable lifetime losses inherent in the loan portfolio. Provision for unfunded loan commitments is based on the estimated future funding of loan commitments. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for credit losses and allowance for unfunded loan commitments, and actual credit losses may vary in material respects from current estimates. If the allowances for credit losses are inadequate, we may be required to record additional provisions, which may have a material and adverse effect on business, financial condition, and results of operations.
Comparison of 2024 with 2023
The provision for credit losses on loans was $18.4 million for 2024, a decrease of $10.7 million from $29.1 million for 2023. The decrease in provision for credit losses was primarily due to a decrease of $12.3 million in provision for credit loss on loans on residential mortgage loans and a decrease of $2.7 million in provision for credit losses on CRE loans, offset partially by an increase of $4.6 million in provision for credit loss on loans on C&I loans. The decline in provision for credit loss on loans for residential mortgage loans was due to ACL model enhancements made during the second quarter of 2024, which contributed to the reversal of provision for credit loss on loans of $8.4 million for residential mortgage loans for the year ended December 31, 2024. The increase in provision for credit loss on loans for C&I loans was due to an increase in criticized C&I loans as of December 31, 2024, compared with December 31, 2023. The allowance for credit losses coverage ratio was 1.11% of loans receivable at December 31, 2024, compared with 1.15% at December 31, 2023.
Comparison of 2023 with 2022
The provision for credit loss on loans was $29.1 million for 2023, an increase of $19.5 million from $9.6 million for 2022. The increase in provision for credit loss on loans was largely due to increased net charge offs. During 2023, we recorded an idiosyncratic full charge off of $23.4 million related to a borrower that entered into Chapter 7 liquidation in August 2023. In comparison, in 2022, we recorded $17.3 million in recoveries from a previously charged off loan, resulting in total net recoveries in 2022. The increase to the provision for credit loss on loans due to charge offs was partially offset by the year over year decline in loans receivable, which reduced the required ACL balance. The allowance for credit losses coverage ratio was 1.15% of loans receivable at December 31, 2023, compared with 1.05% at December 31, 2022.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer fees, swap fee income, net gains on sales of loans, net gain on branch sales, and other income and fees, which included loan servicing fees, earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income was $47.1 million for 2024 compared with $45.6 million for 2023, and $51.4 million for 2022.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31, 2024	Increase (Decrease)		Year Ended December 31, 2023	Increase (Decrease)		Year Ended December 31, 2022
		Amount	Percent (%)		Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$10,728	$1,262	13%	$9,466	$528	6%	$8,938
International service fees	3,002	(363)	(11)%	3,365	231	7%	3,134
Wire transfer and foreign currency fees	3,788	466	14%	3,322	(155)	(4)%	3,477
Swap fees	1,602	891	125%	711	(1,894)	(73)%	2,605
Net gains on sales of SBA loans	7,765	3,668	90%	4,097	(12,246)	(75)%	16,343
Net gains on sales of investment securities AFS	936	936	100%	—	—	—%	—
Net gain on branch sales	1,006	1,006	100%	—	—	—%	—
Other income and fees	18,250	(6,366)	(26)%	24,616	7,716	46%	16,900
Total noninterest income	$47,077	$1,500	3%	$45,577	$(5,820)	(11)%	$51,397
Comparison of 2024 with 2023
The increase in noninterest income for 2024 compared with 2023 was primarily attributable to higher net gains on sales of SBA loans, net gain on branch sales and gains on sales of securities AFS and service fees on deposit accounts, and partially offset by a decrease in other income and fees.
Service fees on deposit accounts increased for 2024 compared with 2023 due to increases in business analysis fees and non-sufficient funds fees.
During the year ended December 31, 2024, we sold $119.6 million in SBA guaranteed loans and recorded $7.8 million in net gains on sale of SBA loans. During the year ended December 31, 2023, we sold $79.1 million in SBA guaranteed loans and recorded $4.1 million in net gains on sale of SBA loans. The Bank resumed the sales of SBA guaranteed loans in the second quarter of 2024 due to improved premiums in the secondary markets, after retaining loan production on balance sheet starting in the second half of 2023.
During the year ended December 31, 2024, we sold $275.3 million of investment securities AFS and recorded $936 thousand in net gains on sales of investment securities AFS. There were no investment securities AFS sold during 2023.
During the year ended December 31, 2024, we recorded a net gain on branch sales of $1.0 million related to the sale of our two branches in Virginia, which closed on October 1, 2024. There were no gains on branch sales during 2023.
Other income and fees decreased for 2024 compared with 2023, primarily due to a $5.8 million gain from a cash distribution from an investment in an affordable housing partnership, which was recorded in 2023. There were no gains from cash distributions for investments in affordable housing partnerships in 2024.
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
Noninterest Expense
Noninterest expense was $324.7 million for 2024, compared with $362.0 million for 2023, and $323.9 million for 2022. The decrease in noninterest expense was $37.3 million, or 10%, for 2024 compared with 2023, and an increase of $38.0 million, or 12%, for 2023 compared with 2022. Noninterest expense as a percentage of average assets for 2024 was 1.83%, compared with 1.83% for 2023 and 1.78% for 2022.
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31, 2024	Increase (Decrease)		Year Ended December 31, 2023	Increase (Decrease)		Year Ended December 31, 2022
		Amount	Percent (%)		Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$177,860	$(30,011)	(14)%	$207,871	$3,152	2%	$204,719
Occupancy	27,469	(1,399)	(5)%	28,868	601	2%	28,267
Furniture and equipment	21,592	214	1%	21,378	1,944	10%	19,434
Data processing and communications	12,060	454	4%	11,606	923	9%	10,683
Professional fees	8,967	2,503	39%	6,464	150	2%	6,314
Amortization of investments in affordable housing partnerships	9,051	856	10%	8,195	(547)	(6)%	8,742
FDIC assessments	10,813	(2,483)	(19)%	13,296	7,048	113%	6,248
FDIC special assessment	691	(3,280)	(83)%	3,971	3,971	100%	—
Earned interest credit	23,447	1,048	5%	22,399	11,401	104%	10,998
Restructuring-related costs	1,023	(10,553)	(91)%	11,576	11,576	100%	—
Merger-related costs	4,604	4,604	100%	—	—	—%	—
Other noninterest expense	27,107	772	3%	26,335	(2,180)	(8)%	28,515
Total noninterest expense	$324,684	$(37,275)	(10)%	$361,959	$38,039	12%	$323,920
Comparison of 2024 with 2023
The decrease in noninterest expense for 2024 compared with 2023 was primarily driven by decreases in salaries and employee benefits, restructuring costs, and lower FDIC assessments, partially offset by increases in merger-related expenses, professional fees, and earned interest credit expense.
Salaries and employee benefits expense decreased by $30.0 million, or 14.4%, for 2024 compared with 2023. The year-over-year decrease in salaries and employee was due to lower average number of employees for the years ended 2024 compared to 2023. The number of full-time equivalent employees was 1,244 at both December 31, 2024 and December 31, 2023, compared to 1,549 at December 31, 2022. During the fourth quarter of 2023, we had a headcount reduction related to our restructuring in which we reduced our workforce by 13%. In the first quarter of 2023, a staffing rationalization reduced our headcount by 5%.
Professional fees increased by $2.5 million, or 39%, for 2024 compared with 2023. The year-over-year increase in professional fees was due overall increase in legal fees and other professional services.

FDIC assessments expense decreased by $2.5 million, or 18.7%, for 2024 compared with 2023. The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. In 2023, the FDIC annual base assessment rate increased by two basis points industry-wide. In addition, in November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate was applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. In February 2024, the FDIC informed banks of an increase from the original estimate related to this special assessment. This additional amount was paid in two additional quarterly installments, at a rate of approximately 9.4 basis points per year on the same adjusted assessment base. The decrease in FDIC assessments expense for the year ended December 31, 2024, compared with the same period in 2023, was due primarily to lower average consolidated total assets and a lower assessment base.
Earned interest credits are provided to certain commercial depositors in the residential mortgage industry to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates and have increased with the increases in the federal funds rates since mid-2022. Earned interest credit expense increased $1.0 million for 2024 compared with 2023, reflecting the changes in the federal funds rates as well as changes in the average balances of the underlying deposits.
Restructuring-related costs totaled $1.0 million in 2024, and were related to the Company’s strategic reorganization announced in October 2023. Restructuring-related costs for the year ended December 31, 2023, totaled $11.6 million. Restructuring costs primarily comprised severance costs, planned branch closure charges and professional fees. As part of the restructuring, the Company reduced its workforce by 13% in October 2023, and consolidated certain branches in the first half of 2024.
Merger-related costs of $4.6 million for the year ended December 31, 2024, were primarily professional fees related to the pending merger with Territorial Bancorp Inc. announced in April 2024. See Note 1 “Hope Bancorp, Inc.” to the Notes to Consolidated Financial Statements for additional information regarding the merger. There were no merger-related costs for the years ended December 31, 2023 and 2022.
Comparison of 2023 with 2022
The increase in noninterest expense for 2023 compared with 2022 was primarily driven by restructuring costs, higher earned interest credit expense, and higher FDIC assessments expense.
Salaries and employee benefits expense increased by $3.2 million, or 1.5%, for 2023 compared with 2022. The increase in salaries and employee benefits was primarily due to inflation and higher rates of compensation in a competitive staffing market. Also included in the 2023 salaries and employee benefits expense was $1.7 million of severance costs incurred in the first quarter related to a staffing rationalization, which reduced the Bank’s workforce by 5%. The number of full-time equivalent employees decreased to 1,244 at December 31, 2023, down from 1,549 at December 31, 2022. Severance costs related to the Company’s restructuring in the fourth quarter of 2023 were accounted for in restructuring-related expenses.
FDIC assessments expense increased by $7.0 million, or 112.8%, for 2023 compared with 2022. The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. In 2023, the FDIC annual base assessment rate increased by two basis points industry-wide. In addition, in November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate was applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The increase in FDIC assessments expense for 2023 compared with 2022 was due primarily to the aforementioned increased annual base assessment rate.
Earned interest credits are provided to certain commercial depositors in the residential mortgage industry to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates and have increased with the increases in the federal funds rate since mid-2022. Earned interest credit expenses increased $11.4 million for 2023 compared with 2022, reflecting the changes in the federal funds rate.
Restructuring costs totaled $11.6 million in 2023 and related to the Company’s strategic reorganization announced in October 2023. Restructuring costs primarily comprised severance costs, planned branch closure charges and professional fees. As part of the restructuring, the Company reduced its workforce by 13% in October 2023, and consolidated certain branches in the first half of 2024. There were no restructuring costs incurred in 2022.

Income Tax Provision
The provision for income taxes for 2024 was $33.3 million, compared with $44.2 million in 2023 and $77.8 million in 2022. The effective income tax rate was 25.07% for 2024 compared with 24.86% for 2023 and 26.27% for 2022. The increase in effective tax rate for 2024 compared with 2023 was primarily due to adjustments made with the filings of the tax returns.
We invest in affordable housing partnerships and receive CRA credits and tax credits that reduce the overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. Total tax credits related to our investment in affordable housing partnership investment was approximately $8.5 million and $8.6 million for the year ended December 31, 2024 and 2023, respectively. The balance of investments in affordable housing partnerships decreased from $54.5 million at December 31, 2023, to $32.4 million at December 31, 2024.
In addition to affordable housing projects, during the fourth quarter of 2024, we also invested in projects that qualify for renewable energy tax credits. Amortization of investments in renewable energy projects is recorded as a part of the tax expense under the proportional amortization method of accounting and offsets some of the income tax benefits of the renewable energy tax credits. The amortization on the investment was approximately $16.6 million and the total generated renewable energy tax credits and benefits was approximately $18.2 million for the year ended December 31, 2024. There was no amortization on investments in renewable energy projects or tax credits for the years ended December 31, 2023 and 2022.

Financial Condition
Our total assets were $17.05 billion at December 31, 2024, compared with $19.13 billion at December 31, 2023, a decrease of $2.08 billion, or 10.9% year over year.
Cash and Cash Equivalents
Cash and cash equivalents decreased to $458.2 million at December 31, 2024, down from $1.93 billion at December 31, 2023, primarily reflecting the full payoff of $1.70 billion of FRB BTFP borrowings with interest earning cash in 2024.
Investment Securities Portfolio
The main objectives of our investment strategy are to provide sources of liquidity while managing our interest rate risk and generating an adequate level of interest income. Our investment policy permits investments in various types of securities, certificates of deposits, and federal funds sold in compliance with various restrictions in the policy.
Our investment securities AFS totaled $1.82 billion at December 31, 2024, compared with $2.15 billion at December 31, 2023. At December 31, 2024, we had $252.4 million in investment securities HTM compared with $263.9 million at December 31, 2023. We have the ability and intent to hold investment securities classified as HTM to maturity. $275.0 million in investment securities were purchased and $167.7 million in investment securities were paid down in 2024. There were $275.3 million sales of investment securities AFS in 2024. At December 31, 2024, $219.4 million in HTM securities were pledged to secure public deposits, or for other purposes required or permitted by law, of which $219.3 million in securities were pledged in the State of California time deposit program, and $129 thousand in AFS securities was pledged for other public deposits.
Our investment portfolio consists of treasury bonds, government sponsored enterprise (“GSE”) bonds, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), asset-backed securities, corporate securities, and municipal securities.
Our investment securities portfolio is primarily invested in residential CMOs and residential and commercial MBS, which combined to represent 85% and 76% of our total investment securities portfolio at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments. All of our corporate, asset-backed, and municipal securities at December 31, 2024, were rated as investment grade.

The following table presents the amortized cost, estimated fair value, and net unrealized gain and losses on our investment securities as of the dates indicated:

	December 31, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$—	$—	$—	$103,691	$103,677	$(14)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	3,957	(43)	4,000	3,900	(100)
CMOs	861,179	721,906	(139,273)	888,631	747,719	(140,912)
MBS:
Residential	473,099	387,060	(86,039)	499,431	420,298	(79,133)
Commercial	466,929	410,851	(56,078)	445,207	391,888	(53,319)
Asset-backed securities	103,081	103,224	143	150,992	149,670	(1,322)
Corporate securities	23,254	20,694	(2,560)	23,302	19,434	(3,868)
Municipal securities	191,138	175,551	(15,587)	314,554	308,473	(6,081)
Total investment securities AFS	$2,122,680	$1,823,243	$(299,437)	$2,429,808	$2,145,059	$(284,749)

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$142,059	$129,430	$(12,629)	$150,369	$143,706	$(6,663)
Commercial	110,326	101,694	(8,632)	113,543	106,812	(6,731)
Total investment securities HTM	$252,385	$231,124	$(21,261)	$263,912	$250,518	$(13,394)

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non-tax equivalent) at December 31, 2024:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$—	—%	$3,957	4.07%	$—	—%	$—	—%	$3,957	4.07%
CMOs	—	—%	—	—%	2,336	2.35%	719,570	2.36%	721,906	2.36%
MBS:
Residential	—	—%	—	—%	18,037	2.60%	369,023	1.94%	387,060	1.97%
Commercial	—	—%	115,564	3.08%	—	—%	295,287	3.40%	410,851	3.31%
Asset-backed securities	—	—%	—	—%	53,694	6.66%	49,530	6.40%	103,224	6.54%
Corporate securities	—	—%	—	—%	16,044	2.71%	4,650	5.78%	20,694	3.40%
Municipal securities	—	—%	15,378	1.65%	32,977	2.86%	127,196	4.05%	175,551	3.62%
Total securities AFS	$—	—%	$134,899	2.94%	$123,088	4.45%	$1,565,256	2.73%	$1,823,243	2.87%

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$—	—%	$—	—%	$—	—%	$142,059	3.83%	$142,059	3.83%
Commercial	—	—%	23,785	4.12%	8,815	3.79%	77,726	3.70%	110,326	3.80%
Total securities HTM	$—	—%	$23,785	4.12%	$8,815	3.79%	$219,785	3.78%	$252,385	3.82%

The following table shows the Company’s AFS investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2024. The length of time that the individual investment securities AFS have been in a continuous unrealized loss position is not a factor in determining credit impairment with the adoption of CECL.

	December 31, 2024
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	$—	$—	1	$3,957	$(43)	1	$3,957	$(43)
CMOs	7	59,661	(527)	95	636,472	(138,898)	102	696,133	(139,425)
MBS:
Residential	2	19,183	(1,029)	63	367,877	(85,010)	65	387,060	(86,039)
Commercial	10	70,728	(2,406)	57	340,123	(53,672)	67	410,851	(56,078)
Asset-backed securities	1	5,007	(14)	—	—	—	1	5,007	(14)
Corporate securities	—	—	—	6	20,694	(2,560)	6	20,694	(2,560)
Municipal securities	18	77,119	(3,348)	39	83,515	(12,267)	57	160,634	(15,615)
Total	38	$231,698	$(7,324)	261	$1,452,638	$(292,450)	299	$1,684,336	$(299,774)
We performed an analysis on our investment securities portfolio at December 31, 2024 and 2023, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consisted of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At December 31, 2024, we also had one asset-backed security, six corporate securities, and 57 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we expect full payment of principal and interest.
Equity Investments
At December 31, 2024, equity investments totaled $39.9 million compared with $43.8 million at December 31, 2023. For the year ended December 31, 2024, we recorded a decrease in equity investments due to $4.8 million in adjustments to CRA unfunded commitments resulting from implementation of ASU 2023-02, capital redemption of $539 thousand, and change in fair value of $42 thousand, partially offset by reinvestments of $1.6 million. Equity investments at December 31, 2024 included $4.3 million in equity investments with readily determinable fair values and $35.6 million in equity investments without readily determinable fair values.
Equity investments with readily determinable fair values at December 31, 2024, consisted of mutual funds totaling $4.3 million. Changes to the fair value of equity investments with readily determinable fair values are recorded in other noninterest income. Equity investments without readily determinable fair values at December 31, 2024, included $34.2 million in CRA investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for these investments during the year ended December 31, 2024.
Deferred Tax Assets, Net
At December 31, 2024, we had $140.0 million in net deferred tax assets compared with $135.2 million at December 31, 2023. The increase in net deferred tax assets was primarily due to an increase in unrealized losses on our investments securities AFS, partially offset by deferred tax expense during the year ended December 31, 2024.

Investments in Tax Credit Structures
At December 31, 2024, we had $32.4 million in investments in affordable housing partnerships compared with $54.5 million at December 31, 2023. The decrease in investments in affordable housing partnerships was due to $13.1 million derecognition of delayed contributions, $1.6 million in impairment resulting from implementation of ASU 2023-02, and $7.4 million in amortization recorded during the year ended December 31, 2024. Commitments to fund investments in affordable housing partnerships totaled $0 at December 31, 2024, compared with $21.0 million at December 31, 2023. The decrease in commitments to fund investments in affordable housing partnerships during the year ended December 31, 2024, was due to $13.1 million derecognition of delayed contribution, $4.8 million in adjustments to CRA unfunded commitments and $3.1 million in cash contributions.
In 2024, we invested in renewal energy tax credit with an initial investment of $20.0 million. At December 31, 2024, we had $3.4 million in investments in renewable energy tax credits, which was recorded in other assets and $2.8 million in unfunded commitments, which was recorded in other liabilities. The decrease in investments in renewable energy tax credits from initial investment in 2024 was due to amortization of $16.6 million recorded in the same year. In 2024, we also recorded $18.2 million in tax credits and benefits. There were no investments in renewable energy tax credits prior to 2024.
Loans Held For Sale
Loans held for sale at December 31, 2024, totaled $14.5 million compared with $3.4 million at December 31, 2023, representing an increase of $11.1 million, or 325.2%. Loans held for sale at December 31, 2024, comprised $13.8 million in C&I loans and $646 thousand in residential mortgage loans. At December 31, 2023, loans held for sale consisted of $2.3 million in CRE loans, and $1.1 million in residential mortgage loans.
Loan Portfolio
We offer a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of CRE loans, C&I loans, residential mortgage, and consumer and other loans. CRE loans as a percentage to total loans were 63% at December 31, 2024, compared with 64% at December 31, 2023. Gross loans receivable decreased by $235.3 million to $13.62 billion at December 31, 2024, from $13.85 billion at December 31, 2023.
The year-over-year decrease in our total loans receivable was primarily due to declines in CRE and C&I loans, partially offset by the growth in residential mortgage loans. During the year, loan payoffs, paydowns and sales exceeded new origination volume, reflecting, in part, an elevated pace of payoffs in a higher interest rate environment.
Approximately 46% of our total loans were variable rate loans at December 31, 2024, compared with 45% at December 31, 2023. The rates of interest charged on variable rate loans are set at specified spreads based on the prime lending rate, SOFR rates and other indices, and vary as the rate indices reprice.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital, our allowance for credit losses (as defined for regulatory purposes) at the Bank level, and certain capital notes and debentures issued by us. At December 31, 2024, our lending limit was approximately $354.5 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for credit losses for a total limit of approximately $590.8 million to one borrower at December 31, 2024. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $107.0 million, of which the entire amount was performing and in good standing at December 31, 2024.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2024		2023		2022		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan portfolio composition:
CRE loans	$8,527,008	63%	$8,797,884	64%	$9,414,580	61%	$9,105,931	65%	$8,772,134	65%
C&I loans	3,967,596	29%	4,135,044	30%	5,109,532	33%	4,208,674	30%	4,157,787	31%
Residential mortgage loans	1,082,459	8%	883,687	6%	846,080	6%	579,626	5%	582,232	4%
Consumer and other loans	41,209	—%	37,004	—%	33,348	—%	58,512	—%	51,060	—%
Total loans outstanding	13,618,272	100%	13,853,619	100%	15,403,540	100%	13,952,743	100%	13,563,213	100%
Less: allowance for credit losses	(150,527)		(158,694)		(162,359)		(140,550)		(206,741)
Loans receivable, net	$13,467,745		$13,694,925		$15,241,181		$13,812,193		$13,356,472
Commercial Real Estate Loans
Our CRE loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). CRE loans secured by non-consumer residential real estate comprise less than 1% of the total loan portfolio (consumer residential mortgage loans are classified separately and included in residential mortgage loans). Construction loans are also a small portion of the total real estate portfolio, totaling $191.2 million and comprising 1% of total loans outstanding as of December 31, 2024. CRE loans totaled $8.53 billion at December 31, 2024, a decrease of $270.9 million, or 3%, from $8.80 billion at December 31, 2023.
We also have a granular and geographically diverse set of lending relationships. In the tables below, we show the segmentation and geographic dispersion of our largest loan segment, CRE loans, as of December 31, 2024 and 2023.

	December 31,
	2024				2023
	Amount	%	Average Loan Size	Weighted Average LTV*	Amount	%	Average Loan Size	Weighted Average LTV*
	(Dollars in thousands)
Multi-tenant retail	$1,619,505	19%	$2,375	42%	$1,704,337	19%	$2,291	43%
Hotels/motels	769,635	9%	2,150	42%	796,267	9%	2,058	45%
Gas stations and car washes	1,027,502	12%	1,784	47%	1,030,888	12%	1,765	48%
Mixed-use facilities	771,695	9%	1,910	48%	870,664	10%	1,948	42%
Industrial warehouses	1,264,703	15%	2,514	42%	1,226,780	14%	2,247	39%
Multifamily	1,208,494	14%	2,324	60%	1,226,384	14%	2,275	56%
Single-tenant retail	659,993	7%	1,413	46%	662,705	7%	1,364	46%
Office	394,431	5%	2,191	54%	401,821	5%	2,172	52%
All other	811,050	10%	1,530	43%	878,038	10%	1,491	39%
Total CRE loans	$8,527,008	100%	$2,021	47%	$8,797,884	100%	$1,952	45%

CRE loans owner occupied	$2,717,326	32%	$2,235	45%	$2,895,628	33%	$2,202	43%
CRE loans non-owner occupied	$5,809,682	68%	$1,934	48%	$5,902,256	67%	$1,849	46%
* Weighted average loan-to-value (“LTV”): LTVs are based on collateral value which utilizes the most recent available appraisal and property-specific data, including submarket appreciation or depreciation, and changes to vacancy, debt service coverage or rent per square foot

	December 31,
	2024		2023
	Amount	%	Amount	%
	(Dollars in thousands)
CRE loans by geography
Southern California	$4,748,695	56%	$5,008,137	57%
Northern California	638,085	8%	651,636	7%
California	5,386,780	64%	5,659,773	64%
New York	1,053,457	12%	1,063,564	12%
Texas	529,121	6%	520,945	6%
New Jersey	379,035	4%	377,766	4%
Washington	170,511	2%	228,318	3%
Illinois	135,043	2%	152,923	2%
Other states	873,061	10%	794,595	9%
Total	$8,527,008	100%	$8,797,884	100%
Commercial and Industrial Loans
C&I loans include term loans to businesses, lines of credit, trade finance facilities, asset-based lending, and commercial SBA loans. C&I loans also include loans, mostly leveraged and non-leveraged loans, which represent revolving or term loans that are mostly member deals for middle market companies. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases and are times done through participating in syndicated facilities. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. C&I loans totaled $3.97 billion at December 31, 2024, a decrease of $167.4 million, or 4%, from $4.14 billion at December 31, 2023. In 2023, we completely exited our residential mortgage warehouse line of credit business. Within our C&I loan portfolio, the largest industry concentrations are finance and insurance (20%), manufacturing (14%), retail trade (14%), and information technology (12%).
Residential Mortgage Loans
The residential mortgage portfolio totaled $1.08 billion at December 31, 2024, an increase of $198.8 million, or 22%, from $883.7 million at December 31, 2023.
Consumer and Other Loans
Consumer loans comprise less than 1% of the total loan portfolio, and include automobile loans, home equity lines and loans, signature term loans and lines of credit, and credit card loans. Consumer loans totaled $41.2 million at December 31, 2024, an increase of $4.2 million, or 11%, from $37.0 million at December 31, 2023.
Loan Commitments
We provide lines of credit to business customers usually on an annual renewal basis.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,255,785	$2,274,239	$2,856,263	$2,329,421	$2,137,178
Standby letters of credit	134,548	132,132	132,538	126,137	108,834
Other letters of credit	22,874	51,983	22,376	56,333	40,508
Total	$2,413,207	$2,458,354	$3,011,177	$2,511,891	$2,286,520

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
Nonperforming assets were $90.8 million at December 31, 2024, compared with $45.5 million at December 31, 2023. The increase in non-performing assets was due to an increase in C&I non-performing loans as of December 31, 2024, compared with December 31, 2023. The following table illustrates the composition of nonperforming assets and nonperforming loans at the dates indicated:

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Nonaccrual loans (1)	$90,564	$45,204	$49,687	$54,616	$85,238
Accruing delinquent loans past due 90 days or more	229	261	401	2,131	614
Accruing troubled debt restructured loans (2)	—	—	16,931	52,418	37,354
Total nonperforming loans	90,793	45,465	67,019	109,165	123,206
OREO	—	63	2,418	2,597	20,121
Total nonperforming assets	$90,793	$45,528	$69,437	$111,762	$143,327
_________________________
(1) Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation.
(2) The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.
Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding at December 31, 2024.

	December 31, 2024
	Loans Maturing
	One Year or Less	After One to Five Years	After Five to Fifteen Years	After Fifteen Years	Total Loans Outstanding
	(Dollars in thousands)
CRE loans	$1,289,547	$4,930,912	$1,763,089	$543,460	$8,527,008
C&I loans	1,024,955	2,512,697	429,944	—	3,967,596
Residential mortgage loans	—	91	7,955	1,074,413	1,082,459
Consumer and other loans	27,615	13,323	269	2	41,209
Total loans outstanding	$2,342,117	$7,457,023	$2,201,257	$1,617,875	$13,618,272

Fixed interest rate (1)	$619,908	$4,046,524	$1,367,016	$1,327,136	$7,360,584
Variable interest rate	1,722,209	3,410,499	834,241	290,739	6,257,688
Total loans outstanding	$2,342,117	$7,457,023	$2,201,257	$1,617,875	$13,618,272
_________________________
(1) Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods at December 31, 2024.

The following table presents the loans outstanding due after one year at December 31, 2024.

	December 31, 2024
	Fixed Interest Rate (1)	Variable Interest Rate	Total Loans Due After One Year
	(Dollars in thousands)
CRE loans	$5,529,582	$1,707,879	$7,237,461
C&I loans	173,651	2,768,990	2,942,641
Residential mortgage loans	1,036,634	45,825	1,082,459
Consumer and other loans	809	12,785	13,594
Total loans outstanding	$6,740,676	$4,535,479	$11,276,155

_________________________
(1) Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods at December 31, 2024.
At December 31, 2024, we had $43.0 million in loan accrued interest receivable compared with $49.3 million at December 31, 2023.
Allowance for Credit Losses
The Bank has implemented a multi-faceted process to identify, manage, and mitigate the credit risks that are inherent in the loan portfolio. For new loans, each loan application package is fully analyzed by experienced reviewers and approvers. In accordance with current lending approval authority guidelines, a majority of loans are approved by the Management Loan Committee (“MLC”), and the largest loans are subject to additional review and approval by the Directors Loan Committee (“DLC”). For existing loans, the Bank maintains a systematic loan review program, which includes internally conducted reviews and periodic reviews by external loan review consultants. Based on these reviews, loans are graded as to their overall credit quality, which is measured based on: payment capacity and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures, and with laws and regulations; adequacy and strength of repayment sources including borrower or collateral generated cash flow; payment performance; and liquidation value of the collateral. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower.
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
The allowance for credit losses (“ACL”) was $150.5 million at December 31, 2024, compared with allowance for credit losses of $158.7 million at December 31, 2023. The year-over-year decline in ACL was primarily due to a year-over-year decrease in ACL related to residential mortgage loans and to CRE loans, offset partially by an increase in ACL for C&I loans at December 31, 2024 compared with December 31, 2023. The ACL was 1.11% of loans receivable at December 31, 2024, and 1.15% of loans receivable at December 31, 2023. ACL on individually evaluated loans increased to $6.1 million at December 31, 2024, from $2.7 million at December 31, 2023. In addition to allowance for credit losses, we had $2.7 million in allowance for unfunded loan commitments at December 31, 2024, compared with $3.8 million at December 31, 2023.
We recorded a provision for credit loss on loans receivable of $18.4 million in 2024 compared with $29.1 million in 2023 and $9.6 million in 2022. During 2024, we charged off $31.1 million in loans outstanding and recovered $4.5 million in loans previously charged off compared with $37.5 million in charge offs and $5.2 million in recoveries for 2023. The decrease in net charge offs for 2024 was due to a large idiosyncratic full charge off of $23.4 million in 2023, related to a borrower that entered into Chapter 7 liquidation. The net charge offs for 2024 consisted of smaller loan charge offs from downgraded loans combined with charge offs related to the sale of problem loans.

The following table presents total nonaccrual and delinquent loans (loans past due 30+ days) at the dates indicated:

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
CRE loans	$26,601	$36,092	$38,030	$60,203	$83,617
C&I loans	62,224	6,640	9,146	15,576	17,304
Residential mortgage loans	15,186	6,173	11,101	20,188	11,690
Consumer and other loans	627	682	1,103	848	1,414
Total nonaccrual and delinquent loans	$104,638	$49,587	$59,380	$96,815	$114,025
Nonaccrual loans included above	$90,564	$45,204	$49,687	$54,616	$85,238
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
Total criticized loans, or loans rated special mention, substandard, doubtful, or loss, at December 31, 2024, totaled $450.0 million, compared with $322.4 million at December 31, 2023. Loans assigned a risk rating of Special Mention, Substandard, Doubtful, or Loss are referred to as Criticized Loans and loans assigned a risk rating of Substandard, Doubtful, or Loss are separately referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating at the dates indicated:

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Special Mention	$179,073	$178,992	$157,263	$257,194	$184,941
Classified	270,896	143,449	104,073	242,397	366,557
Total Criticized Loans	$449,969	$322,441	$261,336	$499,591	$551,498
In 2024, we sold $102.3 million in loans with elevated credit risk comprising mostly $99.3 million in classified loans. In 2023, we sold $172.1 million in loans with elevated credit risk comprising $147.5 million in classified loans and $24.6 million in special mention loans. In 2022, we sold $77.0 million in loans with elevated credit risk comprising $76.6 million in classified loans and $400 thousand in special mention loans.

The following table shows the provision for credit losses, the amount of loans charged off, and recoveries on loans previously charged off together with the balance in the allowance for credit losses at the beginning and end of each year, the amount of average and total loans outstanding, as well as other pertinent ratios at the dates and for the years indicated:

	At or For The Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
LOANS:
Average loans:
CRE loans	$8,672,549	$9,172,818	$9,371,641	$8,877,324	$8,693,105
C&I loans	3,919,592	4,636,083	4,468,498	3,871,726	3,226,423
Residential mortgage loans	1,005,803	889,488	752,020	552,999	729,432
Consumer and other loans	36,784	33,777	42,468	41,382	49,563
Average loans, including loans held for sale	$13,634,728	$14,732,166	$14,634,627	$13,343,431	$12,698,523

Total loans, excluding loans held for sale	$13,618,272	$13,853,619	$15,403,540	$13,952,743	$13,563,213
ALLOWANCE:
Balance - beginning of year	158,694	162,359	140,550	206,741	94,144
Loans charged off:
CRE loans	(1,108)	(2,947)	(6,803)	(57,427)	(8,658)
C&I loans	(29,662)	(34,203)	(5,160)	(3,558)	(6,157)
Residential mortgage loans	—	—	(22)	(923)	—
Consumer and other loans	(318)	(370)	(404)	(328)	(1,211)
Total loans charged off	(31,088)	(37,520)	(12,389)	(62,236)	(16,026)
Less recoveries:
CRE loans	563	3,285	21,698	5,722	1,851
C&I loans	3,796	1,815	2,861	2,196	5,526
Residential mortgage loans	—	—	—	—	—
Consumer and other loans	162	62	39	327	46
Total loan recoveries	4,521	5,162	24,598	8,245	7,423
Net loan (charge offs) recoveries	(26,567)	(32,358)	12,209	(53,991)	(8,603)
Adoption of CECL	—	—	—	—	26,200
Adoption of ASU 2022-02	—	(407)	—	—	—
Provision (credit) for credit losses	18,400	29,100	9,600	(12,200)	95,000
Balance - end of year	$150,527	$158,694	$162,359	$140,550	$206,741

RATIOS:
Net loan charge offs (recoveries) to average loans	0.19%	0.22%	(0.08)%	0.40%	0.07%
Allowance for credit losses to total loans receivable	1.11%	1.15%	1.05%	1.01%	1.52%
Net loan charge offs (recoveries) to average loans	0.19%	0.22%	(0.08)%	0.40%	0.07%
Allowance for credit losses to nonperforming loans	165.79%	349.05%	242.26%	128.75%	167.80%

ALLOWANCE FOR UNFUNDED COMMITMENTS:
Allowance for unfunded commitments	$2,723	$3,843	$1,351	$1,101	$1,296
Provision (credit) for unfunded commitments	(1,120)	2,492	250	(195)	660

The following table presents net loan charge offs (recoveries) to average loans by loan category for the years indicated:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Loan Type
CRE loans	0.01%	—%	(0.16)%	0.58%	0.08%
C&I loans	0.66%	0.70%	0.05%	0.04%	0.02%
Residential mortgage loans	—%	—%	—%	0.17%	—%
Consumer and other loans	0.42%	0.91%	0.86%	—%	2.35%
Net loan charge offs (recoveries) to average loans	0.19%	0.22%	(0.08)%	0.40%	0.07%
The following table reflects our allocation of the allowance for credit losses by loan category and the ratio of each loan category to total loans at the dates indicated:

	December 31,
	2024		2023		2022		2021		2020
	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for loan losses	ACL Coverage Ratio	Amount of allowance for loan losses	ALLL Coverage Ratio
	(Dollars in thousands)
Loan Type
CRE loans	$88,374	1.04%	$93,940	1.07%	$95,884	1.02%	$108,440	1.19%	$162,196	1.85%
C&I loans	57,243	1.44%	51,291	1.24%	56,872	1.11%	27,811	0.66%	39,155	0.94%
Residential mortgage loans	4,438	0.41%	12,838	1.45%	8,920	1.05%	3,316	0.57%	4,227	0.73%
Consumer and other loans	472	1.15%	625	1.69%	683	2.05%	983	1.68%	1,163	2.28%
Total	$150,527	1.11%	$158,694	1.15%	$162,359	1.05%	$140,550	1.01%	$206,741	1.52%
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
Individually evaluated loans at December 31, 2024, were $90.4 million, a net increase of $45.2 million from $45.2 million at December 31, 2023. The net increase in individually evaluated loans was due to the increase in nonaccrual loans and loans downgraded to substandard risk rating in 2024.

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
OREO
OREO consists of real estate properties acquired through foreclosure or similar means. OREO is recorded at fair value, less estimated selling costs. At December 31, 2024 and 2023, OREO, net, totaled $0 and $63 thousand, respectively. The number of OREO properties held at December 31, 2024 and 2023, was zero and one, respectively.
The changes in OREO for the years ended December 31, 2024 and 2023, were as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$63	$2,418
Additions to OREO	—	105
OREO sales	(63)	(2,418)
Valuation adjustments, net	—	(42)
Balance at end of period	$—	$63

Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits decreased to $14.33 billion at December 31, 2024, from $14.75 billion at December 31, 2023. At December 31, 2024, we had $1.06 billion in brokered deposits and $300.0 million in California State Treasurer deposits compared with $1.54 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2023. The brokered deposits represented approximately 7% of our total deposits at December 31, 2024, compared with 10% at December 31, 2023. The year-over-year decrease in brokered deposits reflects the intentional reduction of brokered time deposits in 2024. The California State Treasurer deposits had remaining maturities of three to six months and a weighted average interest rate of 4.46% and 5.41% at December 31, 2024 and 2023, respectively.
The decrease in deposits during 2024 was primarily due to decreases in demand deposits, time deposits, and savings deposits, partially offset by increases in money market and NOW deposits. Noninterest bearing demand deposits decreased $537.0 million during 2024, due primarily to a decline in business noninterest bearing deposits during the year, consistent with customer preferences in a high interest rate environment. Time deposits decreased $193.0 million from December 31, 2023, to December 31, 2024, due to a decrease in brokered time deposits of $838.4 million, partially offset by an increase in customer deposits of $645.4 million.
The following table sets forth the balances of our deposits by category for the periods indicated:

	December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$3,377,950	24%	$3,914,967	27%	$4,849,493	31%
Money market, interest bearing demand and savings	5,175,735	36%	4,872,029	33%	5,899,248	38%
Time deposit of more than $250,000	2,706,348	19%	2,240,547	15%	2,385,573	15%
Other time deposits	3,067,456	21%	3,726,210	25%	2,604,487	16%
Total deposits	$14,327,489	100%	$14,753,753	100%	$15,738,801	100%

The following table presents the maturity schedules of our time deposits, at dates indicated:

	December 31,
	2024		2023		2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$2,115,210	37%	$2,111,444	35%	$1,166,952	23%
Over three months through six months	1,774,064	31%	1,592,668	27%	1,003,444	21%
Over six months through twelve months	1,713,203	29%	2,206,373	37%	2,802,627	56%
Over twelve months	171,327	3%	56,272	1%	17,037	—%
Total time deposits	$5,773,804	100%	$5,966,757	100%	$4,990,060	100%
The following table indicates the maturity schedules of our time deposits in amounts of more than $250,000 at December 31, 2024:

	Amount	Percentage
	(Dollars in thousands)
Three months or less	$1,059,687	39%
Over three months through six months	815,568	30%
Over six months through twelve months	811,526	30%
Over twelve months	19,567	1%
Total	$2,706,348	100%
There is no assurance that we will be able to continue to replace maturing time deposits at competitive rates. However, if we are unable to replace these maturing time deposits with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB, as well as with liquid assets.
At December 31, 2024, total uninsured deposits of the Bank reported by the Bank was approximately $5.56 billion, or 39% of the Bank’s deposits, which represents the estimated portion of deposit accounts that exceed the FDIC insurance limit. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
FHLB and FRB Borrowings and Fed Funds Purchased
We utilize a combination of short-term and long-term borrowings from the FHLB and FRB as well as other sources to help manage our liquidity position. However, borrowings are used as a secondary source of funds and deposits are our main source of funding and liquidity.
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. We did not have any federal funds purchased at December 31, 2024 and 2023.
FHLB and FRB Borrowings
We may borrow from the FHLB and FRB on a short-term or long-term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. At December 31, 2024, borrowings totaled $239.0 million consisting of $100.0 million in FHLB borrowings and $139.0 million in FRB borrowings compared with $1.80 billion in total FHLB and FRB borrowings at December 31, 2023 consisting of $100.0 million in FHLB borrowings and $1.70 billion in FRB borrowings. At December 31, 2024 and 2023, the average weighted remaining maturity of FHLB and FRB borrowings was approximately two months and three months, respectively. The weighted average rates for FHLB advances and FRB borrowings were 4.88% and 4.50%, respectively, at December 31, 2024, compared with 5.73% and 4.47% for FHLB advances and FRB borrowings, respectively, at December 31, 2023. FRB BFTP borrowings were fully paid off in the first half of 2024.

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
The net carrying balance of convertible notes at December 31, 2024 and 2023 was $444 thousand. During the year ended December 31, 2023, we repurchased notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash.
Subordinated Debentures
At December 31, 2024, our nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of Hope Bancorp’s subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Debentures totaled $109.1 million at December 31, 2024, and $107.8 million at December 31, 2023.
At December 31, 2024 and 2023, the Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the Consolidated Statements of Financial Condition. Instead, at December 31, 2024, the long-term subordinated debentures of $109.1 million, net of $20.8 million in discounts, issued by us to the Trusts and the investment in Trusts’ common stock of $3.9 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the Trust Preferred Securities at December 31, 2024:

Trust Name	Issuance Date	Amount	Carry Value of Subordinated Debentures	Maturity Date	Coupon Rate	Current Rate	Interest Distribution and Callable Date
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3M SOFR + 3.41%	7.77%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3M SOFR + 3.11%	7.77%	Every 7th of Jan, Apr, Jul, and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3M SOFR + 3.21%	7.56%	Every 17th of Mar, Jun, Sep, and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3M SOFR +1.91%	6.27%	Every 15th of Mar, Jun, Sep, and Dec
Center Capital Trust I	12/30/2003	18,000	15,473	01/07/2034	3M SOFR + 3.11%	7.77%	Every 7th of Jan, Apr, Jul, and Oct
Wilshire Statutory Trust II	03/17/2005	20,000	16,937	03/17/2035	3M SOFR + 2.05%	6.40%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	12,148	09/15/2035	3M SOFR + 1.66%	6.02%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	19,570	09/15/2037	3M SOFR + 1.64%	6.00%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	16,144	06/30/2037	3M SOFR + 1.88%	6.21%	Every 30th of Mar, Jun, Sep, and Dec
Total Trusts		$126,000	$109,140

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
Our total stockholders’ equity increased $13.3 million, or 0.6%, to $2.13 billion at December 31, 2024, from $2.12 billion at December 31, 2023. The increase in our stockholders’ equity at December 31, 2024, compared with December 31, 2023, was largely due to net income earned of $99.6 million, an increase in additional paid-in capital consisting of $5.4 million in stock-based compensation, offset partially by dividends paid of $67.5 million, a decrease in AOCI of $23.1 million, and a decrease to beginning retained earnings of $1.1 million, net of tax, resulting from our adjustments related to adoption of ASU 2023-02. The decrease in AOCI from December 31, 2023, to December 31, 2024, was due to the increase in unrealized losses on our investment securities AFS as a result of changes to market interest rates.
At December 31, 2024, our ratio of common equity to total assets was 12.52% compared with 11.09% at December 31, 2023, and our tangible common equity represented 10.05% of tangible assets at December 31, 2024, compared with 8.86% of tangible assets at December 31, 2023. Tangible common equity per share was $13.81 at December 31, 2024, compared with $13.76 at December 31, 2023. Tangible common equity to tangible assets and tangible common equity per share are non-GAAP financial measures that we believe provide investors with information that is useful in understanding our financial performance and position.
We provide certain non‑GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our financial performance and position. The methodologies for determining non-GAAP measures may differ among companies. The following table reconciles non-GAAP financial measures used to the most comparable GAAP performance measures:

	December 31,
	2024	2023
	(Dollars in thousands, except share and per share data)
Total stockholders’ equity	$2,134,505	$2,121,243
Less: Goodwill and core deposit intangible assets, net	(466,781)	(468,385)
Tangible common equity (“TCE”)	$1,667,724	$1,652,858

Total assets	$17,054,008	$19,131,522
Less: Goodwill and core deposit intangible assets, net	(466,781)	(468,385)
Tangible assets	$16,587,227	$18,663,137

Common shares outstanding	120,755,658	120,126,786

TCE per share (TCE / common shares outstanding)	$13.81	$13.76
TCE ratio (TCE / tangible assets)	10.05%	8.86%

The following table compares Hope Bancorp’s and the Bank’s capital ratios at December 31, 2024, to those required by our regulatory agencies to generally be deemed “adequately capitalized” for capital adequacy classification purposes:

	December 31, 2024
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,900,601	13.06%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,005,840	13.79%	N/A	N/A
Total capital (to risk-weighted assets)	$2,150,810	14.78%	N/A	N/A
Leverage capital (to average assets)	$2,005,840	11.83%	N/A	N/A

Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$1,978,969	13.61%	6.50%	7.11%
Tier 1 capital (to risk-weighted assets)	$1,978,969	13.61%	8.00%	5.61%
Total capital (to risk-weighted assets)	$2,123,939	14.61%	10.00%	4.61%
Leverage capital (to average assets)	$1,978,969	11.68%	5.00%	6.68%
Capital rules require a capital conservation buffer of 2.50% above the three minimum risked-weighted capital ratios to avoid constraints on dividend payments, stock repurchases, and discretionary bonus payments to executives. Our capital ratios at December 31, 2024 and 2023, exceeded all of the regulatory minimums including the fully-phased in capital conservation buffer.
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

Net cash inflows from operating activities totaled $116.7 million, $473.8 million, and $485.5 million during 2024, 2023, and 2022, respectively. Net cash inflows from operating activities for 2024 were primarily attributable to net income earned, discount accretion, net of depreciation and amortization, and provision for credit losses, partially offset by changes in accrued interest payable and originations of loans held for sale.
Net cash inflows from investing activities totaled $466.5 million during 2024, and $1.29 billion during 2023 and net cash outflows from investing activities totaled $1.47 billion during 2022. Net cash inflows from investing activities during 2024 were primarily from proceeds from investment securities AFS and investment securities HTM that were paid down during the year, and proceeds received from sales of investment securities AFS and loans held for sale. These inflows were partially offset by purchases of investment securities.
Net cash outflows from financing activities totaled $2.05 billion during 2024 and $341.5 million during 2023 and net cash inflows from financing activities totaled $1.18 billion during 2022. Net cash outflows from financing activities for 2024 was primarily attributable to the repayment of FRB borrowings, a decrease in deposits, and dividends paid on common stock. These outflows were partially offset by proceeds from FRB borrowings and FHLB advances.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may purchase federal funds or borrow funds from the FHLB or the FRB’s Discount Window. At December 31, 2024, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $5.88 billion, and we had $100.0 million in borrowings from the FHLB and $139.00 million in borrowings outstanding from the FRB. The FHLB system functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest earning cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities AFS that are not pledged. Our liquid assets consist of cash and cash equivalents, interest earning cash deposits with other banks, liquid investment securities AFS, and loan repayments within 30 days. Liquid assets totaled $2.06 billion and $2.47 billion at December 31, 2024 and 2023, respectively. Cash and cash equivalents totaled $458.2 million at December 31, 2024, compared with $1.93 billion at December 31, 2023. The year-over-year decrease in cash and cash equivalents was primarily due to the payoff of our FRB BTFP borrowings in 2024.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds, 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances and FRB borrowings, brokered deposits, and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. Our average gross loans to average deposits ratio was 93%, 94% and 96% for years ended 2024, 2023, and 2022, respectively.
We believe our liquidity sources are stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2024, management is not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material or adverse effect on our liquidity position. At December 31, 2024, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
The following table summarizes our contractual obligations and commitments to make future payments at December 31, 2024. Payments shown for time deposits, FHLB advances, convertible notes, and subordinated debenture include interest obligations to their respective repricing or next call dates:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time deposits	$5,833,429	$135,786	$3,044	$—	$5,972,259
FHLB and FRB borrowings	240,726	—	—	—	240,726
Convertible notes	446	—	—	—	446
Subordinated debentures (1)	128,162	—	—	—	128,162
Operating leases	15,093	23,460	6,231	2,002	46,786
Commitments to fund CRA and tax credit investments	12,869	4,195	499	1,282	18,845
Unfunded commitments to extend credit	1,203,785	839,158	177,057	35,785	2,255,785
Standby letters of credit	120,754	13,466	328	—	134,548
Other letters of credit	22,455	419	—	—	22,874
Total	$7,577,719	$1,016,484	$187,159	$39,069	$8,820,431
___________________
(1)     Interest for variable rate subordinated debentures were calculated using interest rates at December 31, 2024.

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
The following table presents the Company’s net interest income sensitivity related to a 12-month parallel ramp of 100, 200 and 300 bps applied in year 1 on implied forward market interest rates as of December 31, 2024, and December 31, 2023, on a balance sheet assuming static balances on assets and liabilities with deposit balances modeled to migrate from noninterest bearing deposits to interest bearing deposits as rates move.

Net Interest Income Sensitivity	Interest Rate Change (basis points)
	- 300 .	- 200 .	- 100 .	+ 100 .	+ 200 .	+ 300 .
December 31, 2024	(4.82)%	(3.41)%	(1.69)%	1.65%	3.22%	3.76%
December 31, 2023	(8.04)%	(5.49)%	(2.82)%	2.20%	3.30%	3.65%

The year-over-year changes in earnings sensitivity is primarily due to the decrease in cash balances, offset by reduction in FHLB balances and termination of $400.0 million of receive-fixed swaps in 2024 compared to no terminations in 2023.
Interest Rate Sensitivity
Our monitoring activities related to managing interest rate risk include both interest rate sensitivity “gap” analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the Consolidated Statements of Financial Condition, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with the use of a simulation model, which provides a dynamic assessment of interest rate sensitivity.
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

The following table illustrates our combined asset and liability contractual repricing as of December 31, 2024:

	0 - 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Interest earning cash	$235,541	$—	$—	$—	$235,541
Investment securities AFS	360	20,779	586,344	1,215,760	1,823,243
Investment securities HTM	—	2,191	69,341	180,853	252,385
Equity investments	39,946	—	—	—	39,946
Loans outstanding(1)	5,891,667	1,482,023	5,734,471	524,602	13,632,763
Total rate sensitive assets	$6,167,514	$1,504,993	$6,390,156	$1,921,215	$15,983,878

Rate Sensitive Liabilities:
Money market and NOW	$4,515,251	$—	$—	$—	4,515,251
Savings deposits	590,801	41,315	28,368	—	660,484
Time deposits	2,149,977	3,487,267	136,560	—	5,773,804
FHLB and FRB borrowings	239,000	—	—	—	239,000
Convertible notes	444	—	—	—	444
Subordinated debentures	109,140	—	—	—	109,140
Total rate sensitive liabilities	$7,604,613	$3,528,582	$164,928	$—	$11,298,123

Net Gap Position	$(1,437,099)	$(2,023,589)	$6,225,228	$1,921,215
Cumulative Gap Position	$(1,437,099)	$(3,460,688)	$2,764,540	$4,685,755
 ___________________
(1)Includes nonaccrual loans of $90.6 million and loans held for sale of $14.5 million.
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

Economic Value of Equity Sensitivity	Interest Rate Change (basis points)
	- 300 .	- 200 .	- 100 .	+ 100 .	+ 200 .	+ 300 .
December 31, 2024	7.72%	6.87%	4.12%	(4.88)%	(10.59)%	(16.87)%
December 31, 2023	1.29%	3.29%	2.47%	(5.45)%	(11.94)%	(18.96)%

The year-over-year changes in EVE sensitivity was primarily driven by an update to the Company’s deposit pricing model. The improved model incorporates the non-linear observations the Company experienced during the recent rapid increase in federal policy rate and subsequent rate decrease.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of Hope Bancorp, together with the report of Crowe LLP begin on page F-1 of this Report and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm (PCAOB ID 173)
Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements for the Years Ended December 31, 2024, 2023, and 2022
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 26 “Quarterly Financial Data (unaudited)” in the Notes to the Consolidated Financial Statements.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2024.
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
With the participation of our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, and under the direction of our audit committee, our management has conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2024, using the criteria set forth by COSO. Based on this assessment, our management believes that the Company’s system of internal control over financial reporting was effective as of December 31, 2024.
c.     Changes in Internal Control Over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-1 of this report.

Item 9B.OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Delinquent Section 16(a) Reports, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2024.
 The Company has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. The employee code of ethics is accessible on the “Governance Documents” page of the “Corporate Governance” tab of our investor relations website at www.ir-hopebancorp.com.
The Company has adopted an insider trading policy (included as Exhibit 19.1 of this report) that governs the purchase, sale, and/or other dispositions of the Company’s securities by our officers, directors, and employees that is designed to comply with insider trading laws, rules, and regulations, as well as any applicable listing standards.
Item 11.EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2025 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2024.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2025 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2024.
The following table summarizes our equity compensation plans as of December 31, 2024:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	421,231	$17.04	3,348,065
Equity compensation plans not approved by security holders	—	—	—
Total	421,231	$17.04	3,348,065
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2025 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2024.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2025 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2024.

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

10.5	BBCN Bancorp, Inc. 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 4.1, filed with the SEC on May 7, 2021)*

10.6
Form of Incentive Stock Option Agreement under the 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.1, filed with the SEC on May 7, 2021)*

10.7
Form of Non-qualified Stock Option Agreement under the 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.2, filed with the SEC on May 7, 2021)*

10.8
Form of Restricted Stock Unit Agreement under the 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.3, filed with the SEC on May 7, 2021)*

10.9
Form of Performance-Based Restricted Stock Unit Agreement under the 2016 Incentive Compensation Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.4, filed with the SEC on May 7, 2021)*

10.10	Hope Bancorp, Inc. 2019 Incentive Compensation Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A, Annex A, filed with the SEC on April 30, 2019)*

10.11
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

10.13
Affiliate Agreement between Hope Bancorp, Inc. and Bank of Hope (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2019, filed with the SEC on February 26, 2020)*

10.14
Tax Sharing Agreement among Hope Bancorp, Inc and Bank of Hope (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2019, filed with the SEC on February 26, 2020)*

10.15
Fourth Amended and Restated Employment Agreement, dated April 22, 2022, by and between Hope Bancorp, Inc., Bank of Hope and Kevin S. Kim (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2022, filed with the SEC on May 9, 2022)*

10.16	Hope Bancorp, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on May 29, 2024)

Number	Description

10.17
Form of Restricted Stock Unit Agreement under the Hope Bancorp, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.1, filed with the SEC on June 21, 2024)

10.18
Form of Performance-Based Restricted Stock Unit Agreement under the Hope Bancorp, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.2, filed with the SEC on June 21, 2024)

10.19
Form of Option Agreement under the Hope Bancorp, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.3, filed with the SEC on June 21, 2024)

19.1	Insider Trading Policy+

21.1	Subsidiaries of the Registrant (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 21.1, for the year ended December 31, 2023, filed with the SEC on February 28, 2024)

23.1	Consent of Crowe LLP+

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

97.1	Clawback Policy (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 97, for the year ended December 31, 2023, filed with the SEC on February 28, 2024)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*     Management contract, compensatory plan, or arrangement
+     Filed herewith
++    Furnished herewith

Item 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	February 26, 2025	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ KEVIN S. KIM	Chairman, President, and Chief Executive Officer	February 26, 2025
	Kevin S. Kim	(Principal Executive Officer)

By:	/s/ JULIANNA BALICKA	Executive Vice President and Chief Financial Officer	February 26, 2025
	Julianna Balicka	(Principal Financial and Accounting Officer)

By:	/s/ DONALD D. BYUN	Director	February 26, 2025
Donald D. Byun

By:	/s/ JINHO DOO	Director	February 26, 2025
Jinho Doo

By:	/s/ DAISY Y. HA	Director	February 26, 2025
Daisy Y. Ha

By:	/s/ JOON KYUNG KIM	Director	February 26, 2025
Joon Kyung Kim

By:	/s/ STEVEN S. KOH	Director	February 26, 2025
Steven S. Koh

By:	/s/ RACHEL H. LEE	Director	February 26, 2025
Rachel H. Lee

By:	/s/ WILLIAM J. LEWIS	Director	February 26, 2025
William J. Lewis

By:	/s/ DAVID P. MALONE	Director	February 26, 2025
David P. Malone

By:	/s/ LISA K. PAI	Director	February 26, 2025
Lisa K. Pai

By:	/s/ SCOTT YOON-SUK WHANG	Director	February 26, 2025
Scott Yoon-Suk Whang

By:	/s/ DALE S. ZUEHLS	Director	February 26, 2025
Dale S. Zuehls

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Hope Bancorp, Inc.
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Hope Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
The allowance for credit losses (“ACL”) under the CECL methodology was a significant estimate recorded within the Company’s financial statements with a reported balance of $150.5 million as of December 31, 2024; $144.4 million, or approximately 96% of the ACL was estimated on a collective basis utilizing reasonable and supportable forecasts, current conditions, and historical loss experience. The Company utilized models to estimate probability of default (“PD”) and loss given default (“LGD”) rates to estimate the estimated loss of its largest loan portfolio segment – commercial real estate (“CRE”) loans. The modeled ACL represented a significant component of this portion of the Company’s ACL estimate.
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

Los Angeles, California
February 26, 2025

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$222,658	$172,813
Interest earning cash in other banks	235,541	1,756,154
Total cash and cash equivalents	458,199	1,928,967
Investment securities available for sale (“AFS”), at fair value	1,823,243	2,145,059
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $231,124 and $250,518 at December 31, 2024 and December 31, 2023, respectively	252,385	263,912
Equity investments	39,946	43,750
Loans held for sale, at lower of cost or fair value	14,491	3,408
Loans receivable, net of allowance for credit losses of $150,527 and $158,694 at December 31, 2024 and December 31, 2023, respectively	13,467,745	13,694,925
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,250
Premises and equipment, net	51,759	50,611
Accrued interest receivable	51,169	61,720
Deferred tax assets, net	140,044	135,215
Bank owned life insurance (“BOLI”)	90,158	89,061
Investments in affordable housing partnerships	32,354	54,474
Operating lease right-of-use (“ROU”) assets, net	39,432	46,611
Goodwill	464,450	464,450
Core deposit intangible assets, net	2,331	3,935
Servicing assets, net	10,051	9,631
Other assets	99,001	118,543
Total assets	$17,054,008	$19,131,522
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,377,950	$3,914,967
Interest bearing:
Money market and NOW accounts	4,515,251	4,169,543
Savings deposits	660,484	702,486
Time deposits	5,773,804	5,966,757
Total deposits	14,327,489	14,753,753
FHLB and Federal Reserve Bank (“FRB”) borrowings	239,000	1,795,726
Convertible notes and subordinated debentures, net	109,584	108,269
Accrued interest payable	93,784	168,174
Operating lease liabilities	44,059	52,670
Commitments to fund investments in affordable housing partnerships	—	21,017
Other liabilities	105,587	110,670
Total liabilities	$14,919,503	$17,010,279
Commitments and contingent liabilities (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 150,000,000 authorized shares at December 31, 2024 and December 31, 2023, respectively; issued and outstanding 138,138,493 and 120,755,658 shares, respectively, at December 31, 2024, and issued and outstanding 137,509,621 and 120,126,786 shares, respectively, at December 31, 2023	$138	$138
Additional paid-in capital	1,445,373	1,439,963
Retained earnings	1,181,533	1,150,547
Treasury stock, at cost; 17,382,835 shares at December 31, 2024 and December 31, 2023	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(227,872)	(204,738)
Total stockholders’ equity	2,134,505	2,121,243
Total liabilities and stockholders’ equity	$17,054,008	$19,131,522
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$837,159	$892,563	$660,732
Interest on investment securities	68,549	66,063	52,220
Interest on cash and deposits at other banks	44,668	87,361	1,295
Interest on other investments	3,604	2,891	1,868
Total interest income	953,980	1,048,878	716,115
INTEREST EXPENSE:
Interest on deposits	495,448	441,231	114,839
Interest on FHLB and FRB borrowings	19,860	69,365	11,525
Interest on other borrowings and debt	10,821	12,421	11,330
Total interest expense	526,129	523,017	137,694
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	427,851	525,861	578,421
PROVISION FOR CREDIT LOSSES	17,280	31,592	9,850
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	410,571	494,269	568,571
NONINTEREST INCOME:
Service fees on deposit accounts	10,728	9,466	8,938
International service fees	3,002	3,365	3,134
Wire transfer and foreign currency fees	3,788	3,322	3,477
Swap fees	1,602	711	2,605
Net gains on sales of SBA loans	7,765	4,097	16,343
Net gains on sales of investment securities AFS	936	—	—
Net gain on branch sales	1,006	—	—
Other income and fees	18,250	24,616	16,900
Total noninterest income	47,077	45,577	51,397
NONINTEREST EXPENSE:
Salaries and employee benefits	177,860	207,871	204,719
Occupancy	27,469	28,868	28,267
Furniture and equipment	21,592	21,378	19,434
Data processing and communications	12,060	11,606	10,683
Professional fees	8,967	6,464	6,314
Amortization of investments in affordable housing partnerships	9,051	8,195	8,742
FDIC assessments	10,813	13,296	6,248
FDIC special assessment	691	3,971	—
Earned interest credit expense	23,447	22,399	10,998
Restructuring-related costs	1,023	11,576	—
Merger-related costs	4,604	—	—
Other noninterest expense	27,107	26,335	28,515
Total noninterest expense	324,684	361,959	323,920
INCOME BEFORE INCOME TAXES	132,964	177,887	296,048
INCOME TAX PROVISION	33,334	44,214	77,771
NET INCOME	$99,630	$133,673	$218,277
Basic earnings per common share	$0.83	$1.11	$1.82
Diluted earnings per common share	$0.82	$1.11	$1.81
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net income	$99,630	$133,673	$218,277
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities AFS	(13,752)	32,543	(297,919)
Change in unrealized net holding losses on securities transferred from AFS to HTM	—	—	(36,576)
Change in unrealized net holding (losses) gains on interest rate contracts used in cash flow hedges	(10,312)	17,024	23,062
Reclassification adjustments for net (gains) losses realized in net income	(8,710)	(12,514)	253
Tax effect	9,640	(10,934)	91,735
Other comprehensive (loss) income, net of tax	(23,134)	26,119	(219,445)
Total comprehensive income (loss)	$76,496	$159,792	$(1,168)
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JANUARY 1, 2022	120,006,452	$136	$1,421,698	$932,561	$(250,000)	$(11,412)	$2,092,983
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	527,743	1	530				531
Stock-based compensation, net of tax settlements			8,775				8,775
Cash dividends declared on common stock ($0.56 per share)				(67,126)			(67,126)
Comprehensive loss:
Net income				218,277			218,277
Other comprehensive loss						(219,445)	(219,445)
Repurchase of treasury stock	(1,038,986)				(14,667)		(14,667)
BALANCE, DECEMBER 31, 2022	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
Adoption of ASU 2022-02				407			407
Adoption of ASU 2022-02 tax impact				(120)			(120)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	631,577	1					1
Stock-based compensation, net of tax settlements			8,960				8,960
Cash dividends declared on common stock ($0.56 per share)				(67,125)			(67,125)
Comprehensive income:
Net income				133,673			133,673
Other comprehensive income						26,119	26,119
BALANCE, DECEMBER 31, 2023	120,126,786	$138	$1,439,963	$1,150,547	$(264,667)	$(204,738)	$2,121,243
ASU 2023-02 adjustment				(1,605)			(1,605)
ASU 2023-02 adjustment tax impact				472			472
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	628,872						—
Stock-based compensation, net of tax settlements			5,410				5,410
Cash dividends declared on common stock ($0.56 per share)				(67,511)			(67,511)
Comprehensive income:
Net income				99,630			99,630
Other comprehensive loss						(23,134)	(23,134)
BALANCE, DECEMBER 31, 2024	120,755,658	$138	$1,445,373	$1,181,533	$(264,667)	$(227,872)	$2,134,505
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,630	$133,673	$218,277
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	52,712	23,462	30,461
Stock-based compensation expense	8,917	12,342	12,263
Provision for credit losses	17,280	31,592	9,850
Distribution gain from investment in affordable housing partnerships	(2)	(5,819)	—
Write-down of ROU assets	—	2,217	—
Net gains on sales of loans	(8,534)	(4,322)	(17,418)
Gains on BOLI	(1,730)	(1,570)	—
Net change in fair value of derivatives	(13,365)	(16,225)	(1,922)
Valuation on HFS loans	1,552	695	—
Net gain on sale of investment securities AFS	(936)	—	—
Net change in deferred income taxes	5,283	4,140	(8,955)
Proceeds from sales of loans held for sale	63,749	135,464	238,904
Originations of loans held for sale	(34,542)	(57,547)	(55,466)
Originations of servicing assets	(3,244)	(1,892)	(5,200)
Net change in accrued interest receivable	10,551	(9,186)	(17,248)
Net change in other assets	(5,115)	107,139	2,123
Net change in accrued interest payable	(74,390)	141,506	22,396
Net change in other liabilities	(1,094)	(21,892)	57,470
Net cash provided by operating activities	116,722	473,777	485,535
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in tax credit structures	(17,242)	—	—
Redemption of interest earning deposits in other financial institutions	—	735	12,116
Investment securities AFS:
Purchase of securities	(274,956)	(460,116)	(212,496)
Proceeds from matured, called, or paid-down securities	304,331	317,418	324,706
Proceeds from sale of securities	276,252	—	—
Investment securities HTM:
Purchase of securities	—	(5,545)	(41,583)
Proceeds from matured, called, or paid-down securities	15,029	16,454	11,638
Proceeds from sales of equity investments	—	—	20,603
Purchase of equity investments	(1,581)	(1,297)	(350)
Proceeds from redemptions of equity investments	539	3	—
Proceeds from sales of loans held for sale previously classified as held for investment	194,231	326,759	160,805
Purchase of loans receivable	—	(3,666)	(56,266)
Net change in loans receivable	(17,810)	1,124,918	(1,680,144)
Proceeds from sales of OREO	63	2,109	524
Purchase of FHLB stock	—	(4,650)	(21,378)
Redemption of FHLB stock	—	6,030	19,998
Purchase of premises and equipment	(9,814)	(13,123)	(9,111)
Purchase of BOLI policy	—	(11,000)	—
Proceeds from BOLI death benefits	633	587	1,215
Investments in affordable housing partnerships	(3,157)	(5,733)	(3,903)
Net cash provided by (used in) investing activities	466,518	1,289,883	(1,473,626)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(426,264)	(985,048)	698,351
Proceeds from FHLB advances	600,100	5,450,000	23,750,885
Repayment of FHLB advances	(600,100)	(5,950,000)	(23,450,885)
Proceeds from FRB borrowings	1,258,100	36,104,000	16,548,000
Repayment of FRB borrowings	(2,814,826)	(34,673,274)	(16,283,000)
Repurchase of convertible notes	—	(19,534)	—
Repayment of convertible notes	—	(197,107)	—
Purchase of treasury stock	—	—	(14,667)
Cash dividends paid on common stock	(67,511)	(67,125)	(67,126)
Taxes paid in net settlement of restricted stock	(3,507)	(3,382)	(3,488)
Issuance of additional stock pursuant to various stock plans	—	1	531
Net cash (used in) provided by financing activities	(2,054,008)	(341,469)	1,178,601
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,470,768)	1,422,191	190,510
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,928,967	506,776	316,266
CASH AND CASH EQUIVALENTS, END OF PERIOD	$458,199	$1,928,967	$506,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$599,204	$379,910	$113,148
Income taxes paid	29,223	40,987	96,398

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$—	$105	$938
Transfer from loans receivable to loans held for sale	255,458	421,395	311,535
Transfer from loans held for sale to loans receivable	26,491	22,400	12,021
Transfer from investment securities AFS to HTM, at fair value	—	—	238,966
ROU assets obtained in exchange for lease liabilities, net	6,151	8,008	16,977
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations—Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). The Bank has 46 branches and nine loan production offices in California, New York, Texas, Washington, Illinois, New Jersey, Georgia, Florida, Alabama, Colorado and Oregon as well a representative office in Seoul, South Korea. Hope Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. We offer a full suite of consumer and commercial loan, deposit and fee-based products and services, including CRE, C&I, SBA, residential mortgage, and other consumer lending; treasury management services and trade finance; foreign currency exchange transactions; interest rate contracts and wealth management.
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
Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, interest-earning deposits, and federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2024 and 2023. Net cash flows are reported for customer loan and deposit transactions, investment transactions, federal funds purchased, deferred income taxes, and other assets and liabilities.
Investment Securities—Securities are classified and accounted for as follows:
(i)Securities are classified as “available for sale” when they might be sold before maturity and are reported at fair value. Unrealized holding gains and losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of taxes.
(ii)Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost.
Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to sales of securities recorded on trade date and are calculated using the specific identification method, without anticipating prepayments, except for mortgage-backed securities where prepayments are expected.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable on the Consolidated Statements of Financial Condition. Investment securities AFS and HTM are placed on non-accrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable.
Management may transfer investment securities classified as AFS to HTM when upon reassessment it is determined that the Company has both the positive intent and ability to hold these securities to maturity. The investment securities are transferred at fair value resulting in a premium or discount recorded on the transfer date. Unrealized gains or losses at the date of transfer continue to be reported as a separate component of accumulated other comprehensive income/loss, net (“AOCI”). The premium or discount and the unrealized gain or loss, net of tax, in AOCI will be amortized to interest income over the remaining life of the securities using the interest method. There were no transfers between investment categories in 2023 and 2024.

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
Derivative Financial Instruments and Hedging Transactions—As part of the Company’s asset and liability management strategy, the Company uses derivative financial instruments, such as interest rate swaps, risk participation agreements, foreign exchange contracts, collars, and caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on net interest margin. The Company’s interest rate swaps and caps involve the exchange of fixed rate and variable rate interest payment obligations without the exchange of the underlying notional amounts and are therefore accounted for as stand-alone derivatives. Derivative instruments are included in other assets or other liabilities on the Consolidated Statements of Financial Condition at fair value. At the inception of the derivative contract, the Company designates the derivative as (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (2) an instrument with no hedging designation (“stand-alone derivative”). For a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, in noninterest income. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. The related cash flows are recognized on the cash flows from operating activities section on the Consolidated Statements of Cash Flows. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are both considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the Consolidated Statements of Financial Condition, with changes in fair value recorded in earnings in the period in which the changes occur. As part of the Company’s overall risk management, the Company’s Asset/Liability Management Committee (“ALM”), which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company formally documents all relationships between derivatives and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, (2) the derivative expires, is sold, or terminated, (3) the derivative instrument is de-designated as a hedge because the forecasted transaction is no longer probable of occurring, (4) a hedged firm commitment no longer meets the definition of a firm commitment, or (5) management otherwise determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods in which the hedged transactions will affect earnings.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loan portfolio consists of four segments: commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, residential mortgage loans, and consumer and other loans. CRE loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. C&I loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business-related financing needs, and also include syndicated loans. The Company exited its residential mortgage warehouse line business in 2023. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. Materiality was another factor in using a non-modeled approach for these loans as in aggregate, non-modeled loans represented approximately 2% of the Company’s total loan portfolio as of December 31, 2024.
The Economic Forecast Committee (“EFC”) reviews multiple scenarios put together by an independent third-party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenarios contain certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of December 31, 2024, the Company chose a forecast scenario that incorporated the latest projected economic assumptions. The allowance for credit losses at December 31, 2024, utilized the Moody’s consensus scenario, as well as more specific information, including updated market data that reflected the economic conditions aligned with management’s view. In the prior year, the Company also utilized Moody’s consensus scenario in its ACL calculation.
In order to quantify the credit risk impact of other trends and changes within the loan portfolio that may not be captured by the modeled and non-modeled approach, the Company utilizes qualitative adjustments to estimate total expected losses. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the allowance for credit losses by as much as 25 basis points for each factor. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowances for Credit Losses, updated to reflect the application of the CECL methodology:
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
Loan Modifications to Borrowers Experiencing Financial Difficulty—Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were considered a TDR prior to the adoption of ASU 2022-02 was collectively evaluated for ACL purposes until the loan is paid off, liquidated, or subsequently modified. Since its adoption of ASU 2022-02, the Company has evaluated all loan modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or is a continuation of the existing loan. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Please see Note 4 “Loans Receivable and the Allowance for Credit Losses” for additional information concerning loan modifications to borrowers experiencing financial difficulty.
Purchase Credit Deteriorated (“PCD”)—PCD is a classification of purchased financial assets for which there has been a more-than insignificant deterioration in credit quality since origination. The Company adds the allowance for credit losses at the date of acquisition to the purchase price to determine the initial amortized cost basis for purchased financial assets with credit deterioration. Any noncredit discount or premium resulting from acquiring loans with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses is determined on a collective basis and is allocated to individual assets to appropriately allocate any noncredit discount or premium. The Company accounts for purchased financial assets that do not have a more-than-insignificant deterioration in credit quality since origination in a manner consistent with originated financial assets. After initial recognition, the Company shall treat PCD assets like all other loans and apply one of the impairment models under CECL for instruments measured at amortized cost. The noncredit discount shall be amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.
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
Investments in Tax Credit Structures—The Company invests in the equity of certain limited partnerships or limited liability companies that typically qualify under the CRA. These investments are associated with affordable housing projects that generate Low Income Housing Tax Credit (“LIHTC”) and other income tax benefits for the Company.
The Company’s investments in affordable housing partnerships are accounted under the equity method of accounting, the annual amortization is based on the estimated tax deduction the Company would receive during the year. The carrying value of such investments is recorded as investments in affordable housing partnerships in the Consolidated Statements of Financial Condition while the commitment to fund investments in affordable housing is recorded as an off-balance sheet liability.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also invests in renewable energy tax credits such as solar tax credit fund that provide tax benefits for the Company. The Company typically accounts for investments in tax credit structures using the proportional amortization method (“PAM”), if certain criteria are met. The election to account for investments in tax credit structures using the proportional amortization method is done so on a tax credit program-by-tax credit program basis. Under the PAM, the Company amortizes the initial cost of the investment, which is inclusive of any commitments to make future equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax provision. The investments in tax credit structures accounted under PAM are recorded under other assets while the commitment to fund investments in tax credit structures is recorded as part of other liabilities in the Consolidated Statements of Financial Condition.
In 2024, the Company adopted ASU 2023-02 - “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. During 2024, the Company made an adjustment related to the adoption of ASU 2023-02 and recorded $15.1 million in the derecognition of delayed contribution liabilities related to the Company’s investments in affordable housing partnerships, as adjustments on the Consolidated Statements of Financial Condition. In addition, the Company recorded adjustments to equity including a $1.1 million adjustment to retained earnings net of a $472 thousand reduction to account for deferred tax assets. Please see Note 23 “Investments in Tax Credit Structures” for additional information on investments accounted under PAM and equity method.
Leases — Operating lease right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the future lease payments using the Company’s incremental borrowing rate. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. The Company defines short-term operating lease liabilities as liabilities due in twelve months or less, and long-term lease liabilities are due in more than twelve months at the end of each reporting period. The Company does not capitalize short-term leases, which are leases with terms of twelve months or less. ROU assets and related operating lease liabilities are remeasured when lease terms are amended, extended, or when management intends to exercise available extension options. In accordance with ASC 360 "Property, Plant, and Equipment", an impairment loss is recognized when the carrying amount of an ROU asset is not recoverable and exceeds its fair value.
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
In accordance with ASC 350 “Intangibles - Goodwill and Other”, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the goodwill quantitative impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the step 1 impairment test is bypassed. Management assessed the qualitative factors related to goodwill as of December 31, 2024, and determined a step 1 fair value assessment was not required. Qualitative factors reviewed in making this determination included macroeconomic condition, industry and market considerations, stock price for the Company and its peers, the Company’s financial performance, and other considerations. Based on the qualitative assessment, management determined that goodwill was not impaired at December 31, 2024. Goodwill is assessed for impairment on an interim basis if circumstances change or an event occurs between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The quantitative impairment assessment involves significant judgment. This judgment includes developing cash flow projections, selecting appropriate discount rates, calculation of a terminal growth rate, minimum target capitalization levels, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangibles are amortized over a ten year period.
Servicing Assets—A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, including these servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for credit losses in the accompanying Consolidated Statements of Financial Condition.
Servicing assets are recognized when SBA and residential mortgage loans are sold with servicing retained with the income statement effect recorded in gains on sales of loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate. The Company utilizes an actual cost to service SBA loans of 32 basis points and an overall weighted average cost to service residential mortgage loans of $75.01 per loan per year subject to servicing inflation rate of 1.5% for market valuation. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were recorded during the years 2024, 2023, or 2022.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Common Share—Basic Earnings per Common Share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted Earnings per Common Share reflects the potential dilution of common shares that could share in the earnings of the Company.
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $67.5 million and $67.1 million, were paid in 2024 and 2023, respectively. There were no common stock dividends declared but unpaid at December 31, 2024 and 2023.
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
Operating Segments—The Company is managed as a single business segment. The financial performance of the Company is reviewed by the chief operating decision maker (“CODM”) on an aggregate basis and financial and strategic decisions are made based on the Company as a whole. “Banking Operations” is considered to be the Company’s single combined operating segment, which raises funds from deposits and borrowings for loans and investments, and provides lending products, including real estate, commercial, and consumer loans to its customers. The Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” retrospectively for all periods presented in the financial statements effective on calendar year ended December 31, 2024. The Company’s Chief Executive Officer (“CEO”) serves as the CODM. The significant segment expenses are disclosed on Note 22 “Segment Reporting”.
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
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2024 or 2023. Accrued loss contingencies for all legal claims totaled approximately $664 thousand at December 31, 2024, and $535 thousand at December 31, 2023.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Transfer of Financial Assets—Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
Accounting Pronouncements Adopted
In 2024, the Company adopted ASU 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credits Structures Using the Proportional Amortization Method”. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. During 2024, the Company made an adjustment related to the adoption of ASU 2023-02 and recorded $15.1 million in the derecognition of delayed contribution liabilities related to the Company’s investments in affordable housing partnerships, as adjustments to the Consolidated Statements of Condition. In addition, the Company’s recorded adjustments to equity including a $1.1 million adjustment to retained earnings net of $472 thousand reduction to account for deferred tax assets.
In 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands segment disclosure requirements for public entities. ASU 2023-07 requires disclosure of significant segment expenses and other segment items on an annual and interim periods about a reportable segment’s profit or loss and assets that are currently required annually. The expanded segment disclosures are in Note 22 “Segment Reporting”.
Pending Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 requires public business entities to disclose in the rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for periods for which financial statements have not yet been issued. ASU 2023-09 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application and early adoption is permitted. ASU 2024-03 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    EQUITY INVESTMENTS
Equity investments with readily determinable fair values at December 31, 2024 and 2023, consisted of mutual funds in the amounts of $4.3 million and $4.4 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
The changes in fair value for equity investments with readily determinable fair values for the years ended December 31, 2024 and 2023, were recorded in other noninterest income and fees as summarized in the table below:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$(42)	$60
Less: Net change in fair value recorded on equity investments sold during the period	—	—
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$(42)	$60
At December 31, 2024 and 2023, the Company also had equity investments without readily determinable fair values which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At December 31, 2024, the total balance of equity investments without readily determinable fair values included in “Equity investments” on the Consolidated Statements of Financial Condition was $35.6 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $34.2 million in CRA investments. At December 31, 2023, the total balance of equity investments without readily determinable fair values was $39.4 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $38.0 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the years ended December 31, 2024 and 2023.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    INVESTMENT SECURITIES
The following is a summary of investment securities as of the dates indicated:

	December 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$—	$—	$—	$—	$103,691	$21	$(35)	$103,677
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	4,000	—	(43)	3,957	4,000	—	(100)	3,900
CMOs	861,179	152	(139,425)	721,906	888,631	367	(141,279)	747,719
MBS:
Residential	473,099	—	(86,039)	387,060	499,431	—	(79,133)	420,298
Commercial	466,929	—	(56,078)	410,851	445,207	113	(53,432)	391,888
Asset-backed securities	103,081	157	(14)	103,224	150,992	—	(1,322)	149,670
Corporate securities	23,254	—	(2,560)	20,694	23,302	—	(3,868)	19,434
Municipal securities	191,138	28	(15,615)	175,551	314,554	5,698	(11,779)	308,473
Total investment securities AFS	$2,122,680	$337	$(299,774)	$1,823,243	$2,429,808	$6,199	$(290,948)	$2,145,059

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$142,059	$—	$(12,629)	$129,430	$150,369	$—	$(6,663)	$143,706
Commercial	110,326	—	(8,632)	101,694	113,543	—	(6,731)	106,812
Total investment securities HTM	$252,385	$—	$(21,261)	$231,124	$263,912	$—	$(13,394)	$250,518
Accrued interest receivable for investment debt securities at December 31, 2024 and 2023, totaled $7.6 million and $11.0 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
The table below summarizes the proceeds from and gains and losses on the sales and calls of investment securities AFS, for the periods presented below.

	Twelve Months Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Proceeds from sales and calls of investment securities AFS	$276,252	$—	$—

Gains from sales of investment securities AFS	$2,908	$—	$—
Losses from sales of investment securities AFS	(1,972)	—	—
Net gain on sales and calls of investment securities AFS	$936	$—	$—
At December 31, 2024 and 2023, $210.5 million and $200.2 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in AOCI. For the year ended December 31, 2024, $936 thousand was reclassified out of AOCI into earnings as net gains on sales of investment securities AFS, compared with no reclassifications for the same periods of 2023 and 2022 as there were no sales of investments securities AFS.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Interest income on investment securities
Taxable	$65,285	$61,696	$50,043
Nontaxable	3,264	4,367	2,177
Total	$68,549	$66,063	$52,220
The amortized cost and estimated fair value of investment securities at December 31, 2024, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$—	$—	$—	$—
Due after one year through five years	141,306	134,899	23,785	23,288
Due after five years through ten years	130,997	123,088	8,815	8,348
Due after ten years	1,850,377	1,565,256	219,785	199,488
Total	$2,122,680	$1,823,243	$252,385	$231,124
Securities with carrying values of approximately $219.4 million and $1.70 billion at December 31, 2024 and 2023, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law. The decrease was primarily due to securities no longer being pledged at the Bank Term Funding Program (“BTFP”) as of December 31, 2024, as the BTFP was no longer extending new advances as of March 2024.

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

	December 31, 2024
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	$—	$—	1	$3,957	$(43)	1	$3,957	$(43)
CMOs	7	59,661	(527)	95	636,472	(138,898)	102	696,133	(139,425)
MBS:
Residential	2	19,183	(1,029)	63	367,877	(85,010)	65	387,060	(86,039)
Commercial	10	70,728	(2,406)	57	340,123	(53,672)	67	410,851	(56,078)
Asset-backed securities	1	5,007	(14)	—	—	—	1	5,007	(14)
Corporate securities	—	—	—	6	20,694	(2,560)	6	20,694	(2,560)
Municipal securities	18	77,119	(3,348)	39	83,515	(12,267)	57	160,634	(15,615)
Total	38	$231,698	$(7,324)	261	$1,452,638	$(292,450)	299	$1,684,336	$(299,774)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	—	$—	$—	1	$3,963	$(35)	1	$3,963	$(35)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	—	—	1	3,900	(100)	1	3,900	(100)
CMOs	3	19,800	(378)	115	717,662	(140,901)	118	737,462	(141,279)
MBS:
Residential	—	—	—	65	420,298	(79,133)	65	420,298	(79,133)
Commercial	6	53,255	(2,129)	53	331,450	(51,303)	59	384,705	(53,432)
Asset-backed securities	—	—	—	18	149,670	(1,322)	18	149,670	(1,322)
Corporate securities	—	—	—	6	19,434	(3,868)	6	19,434	(3,868)
Municipal securities	11	42,760	(263)	42	91,707	(11,516)	53	134,467	(11,779)
Total	20	$115,815	$(2,770)	301	$1,738,084	$(288,178)	321	$1,853,899	$(290,948)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had agency securities, collateralized mortgage obligations, mortgage-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at December 31, 2024. The collateralized mortgage obligations and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and had high credit ratings (“AA” grade or better). The interest on corporate and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and were not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. With the adoption of CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.
85.6% of the Company’s investment portfolio at December 31, 2024, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had one asset-backed security, six corporate securities, and 57 municipal bonds in unrealized loss positions at December 31, 2024.
Allowance for Credit Losses on Securities AFS—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. Once the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at December 31, 2024 and 2023.
Allowance for Credit Losses on Securities HTM—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government or government-sponsored enterprises are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At December 31, 2024, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprise. The Company did not have an allowance for credit losses on investment securities HTM at December 31, 2024.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES
The following is a summary of loans receivable by segment:

	December 31,
	2024	2023
	(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,527,008	$8,797,884
C&I loans	3,967,596	4,135,044
Residential mortgage loans	1,082,459	883,687
Consumer and other loans	41,209	37,004
Total loans receivable, net of deferred costs and fees	13,618,272	13,853,619
Allowance for credit losses	(150,527)	(158,694)
Loans receivable, net of allowance for credit losses	$13,467,745	$13,694,925
The loan portfolio consists of four segments: CRE loans, C&I loans, residential mortgage loans, and consumer and other loans.
Commercial real estate (“CRE”) loans cover a broad array of commercial real estate segments including multi-tenant retail, hotels/motels, gas stations & car washes, mixed-use facilities, industrial warehouses, multifamily, single-tenant retail, office and other. CRE loans are extended for the purchase and refinance of commercial real estate and generally secured by first deeds of trust and are collateralized by residential or commercial properties. Repayment of the Company’s CRE loans is largely dependent on either income generated from collateral securing CRE loans or from cash flows from business operations of the borrower.
Commercial and Industrial (“C&I”) loans are loans provided to businesses for various purposes such as working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business-related financing needs. The Company’s C&I loans are primarily secured by accounts receivables, inventory, and equipment. Repayment of C&I loans is generally dependent on the borrower’s business cash flows.
Residential mortgage loans are extended for personal, family, or household use and are secured by a first mortgage or deed of trust. Residential mortgage loans are usually secured by the property being financed and repayment is dependent on the borrower’s personal cash flow.
The Company’s consumer and other loans primarily consist of home equity, credit card loans, and personal loans. These loans are provided to borrowers on both a secured and unsecured basis but most of the Company’s consumer and other loans are unsecured. Repayment of consumer and other loans is dependent on the borrower’s personal cash flow.
The Company had $14.5 million in loans held for sale at December 31, 2024, compared with $3.4 million at December 31, 2023. Loans held for sale at December 31, 2024, consisted of $646 thousand in residential mortgage loans and $13.8 million in C&I loans, compared with $1.1 million in residential mortgage loans, and $2.3 million in CRE loans at December 31, 2023. Loans held for sale are not included in the loans receivable table presented above.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below detail the activity in the ACL by portfolio segment for the years ended December 31, 2024 and 2023, and 2022. Charge offs for the year ended December 31, 2024 included $20.1 million in charge offs related to C&I loans. Charge offs for the year ended December 31, 2023, included an idiosyncratic full charge off of $23.4 million related to a borrower that entered into Chapter 7 liquidation in August 2023. Recoveries for the year 2022 included $17.3 million in recoveries from a single lending relationship that had $29.6 million in charge offs during the year 2021.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
December 31, 2024
Balance, beginning of period	$93,940	$51,291	$12,838	$625	$158,694
Provision (credit) for credit losses	(5,021)	31,818	(8,400)	3	18,400
Loans charged off	(1,108)	(29,662)	—	(318)	(31,088)
Recoveries of charge offs	563	3,796	—	162	4,521
Balance, end of period	$88,374	$57,243	$4,438	$472	$150,527

December 31, 2023
Balance, beginning of period	$95,884	$56,872	$8,920	$683	$162,359
ASU 2022-02 day 1 adoption adjustment	19	(426)	—	—	(407)
Provision (credit) for credit losses	(2,301)	27,233	3,918	250	29,100
Loans charged off	(2,947)	(34,203)	—	(370)	(37,520)
Recoveries of charge offs	3,285	1,815	—	62	5,162
Balance, end of period	$93,940	$51,291	$12,838	$625	$158,694

December 31, 2022
Balance, beginning of period	$108,440	$27,811	$3,316	$983	$140,550
Provision (credit) for credit losses	(27,451)	31,360	5,626	65	9,600
Loans charged off	(6,803)	(5,160)	(22)	(404)	(12,389)
Recoveries of charge offs	21,698	2,861	—	39	24,598
Balance, end of period	$95,884	$56,872	$8,920	$683	$162,359
The following tables break out the allowance for credit losses and loan balance by measurement methodology at December 31, 2024 and 2023:

	December 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$880	$5,172	$37	$—	$6,089
Collectively evaluated	87,494	52,071	4,401	472	144,438
Total	$88,374	$57,243	$4,438	$472	$150,527

Loans outstanding:
Individually evaluated	$23,235	$60,807	$6,314	$47	$90,403
Collectively evaluated	8,503,773	3,906,789	1,076,145	41,162	13,527,869
Total	$8,527,008	$3,967,596	$1,082,459	$41,209	$13,618,272

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$886	$1,721	$39	$14	$2,660
Collectively evaluated	93,054	49,570	12,799	611	156,034
Total	$93,940	$51,291	$12,838	$625	$158,694

Loans outstanding:
Individually evaluated	$33,932	$5,013	$5,916	$343	$45,204
Collectively evaluated	8,763,952	4,130,031	877,771	36,661	13,808,415
Total	$8,797,884	$4,135,044	$883,687	$37,004	$13,853,619
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
The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of 2 years at which point loss assumptions revert back to historical loss information by means of 1 year reversion period. The Company utilizes a consensus forecast scenario published by a third party that incorporates macroeconomic variables including GDP, unemployment rates, interest rates, and commercial real estate prices to project an economic outlook. The forecast scenario is utilized to estimate losses during the reasonable and supportable period. Changes in these assumptions and forecasts could significantly affect the Company’s estimate of future credit losses. See Note 1 “Significant Accounting Policies” for further discussion of the Company’s ACL methodology.
The decrease in ACL for the year ended December 31, 2024 compared with December 31, 2023, consisted of a decrease in ACL for collectively evaluated loans, partially offset by an increase in ACL for individually evaluated loans. The year-over-year decrease in ACL for collectively evaluated loans was primarily due to a decline in ACL for residential mortgage loans due to CECL model enhancements made during 2024. The updated model utilizes property values when estimating losses for collectively evaluated residential mortgage loans.
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
At December 31, 2024 and 2023, reserves for unfunded loan commitments recorded in other liabilities were $2.7 million and $3.8 million, respectively. For the years ended December 31, 2024 and 2023, the Company recorded a credit to reserves for unfunded commitments of $1.1 million and an addition to reserves for unfunded commitments of $2.5 million, respectively.

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
The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 days or more and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL at December 31, 2024 and 2023.

	December 31, 2024
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$17,691	$5,705	$23,396	$—
C&I loans	33,005	27,802	60,807	129
Residential mortgage loans	2,933	3,381	6,314	—
Consumer and other loans	—	47	47	100
Total	$53,629	$36,935	$90,564	$229

	December 31, 2023
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$26,724	$7,208	33,932	$—
C&I loans	2,447	2,566	5,013	184
Residential mortgage loans	3,002	2,914	5,916	—
Consumer and other loans	—	343	343	77
Total	$32,173	$13,031	$45,204	$261
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $12.8 million and $11.4 million, at December 31, 2024 and 2023, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortized cost of collateral-dependent loans at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$20,557	$—	$20,557	$29,803	$—	$29,803
C&I loans	6,105	53,809	59,914	2,447	1,708	4,155
Residential mortgage loans	2,933	—	2,933	3,002	—	3,002
Total	$29,595	$53,809	$83,404	$35,252	$1,708	$36,960

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the years ended December 31, 2024 and 2023, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans due to general deterioration or from other factors. Real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, residential mortgage, restaurant, and land properties. Collateral dependent loans secured by other collateral as of December 31, 2024, consisted of loans secured by accounts receivables, inventory, tax credits, and underlying businesses. Collateral dependent loans secured by other collateral as of December 31, 2023, were secured by accounts receivables and inventory.
Accrued interest receivable on loans totaled $43.0 million at December 31, 2024, and $49.3 million at December 31, 2023. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
CRE loans	$2,150	$1,761	$1,906
C&I loans	3,655	1,127	307
Residential mortgage loans	10	40	309
Consumer and other loans	—	—	1
Total	$5,815	$2,928	$2,523
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 days or more, by the number of days past due at December 31, 2024 and 2023, by loan segment:

	December 31, 2024				December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$1,820	$1,917	$6,021	$9,758	$1,999	$2,976	$10,197	$15,172
C&I loans	2,516	10,250	23,079	35,845	934	533	1,717	3,184
Residential mortgage loans	5,926	5,445	2,845	14,216	1,534	—	2,339	3,873
Consumer and other loans	190	289	109	588	214	48	77	339
Total Past Due	$10,452	$17,901	$32,054	$60,407	$4,681	$3,557	$14,330	$22,568

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at December 31, 2024 and 2023.

	December 31, 2024
	Term Loan by Origination Year						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
CRE loans
Pass	$866,696	$564,267	$2,316,371	$1,885,509	$1,111,807	$1,535,735	$117,265	$8,397,650
Special mention	—	15,000	9,879	7,800	1,853	8,778	799	44,109
Substandard	—	966	4,908	32,863	5,469	41,043	—	85,249
Subtotal	$866,696	$580,233	$2,331,158	$1,926,172	$1,119,129	$1,585,556	$118,064	$8,527,008
Year-to-date gross charge offs	$—	$—	$165	$—	$101	$842	$—	$1,108

C&I loans
Pass	$1,426,813	$494,432	$743,004	$348,107	$102,725	$43,377	$495,141	$3,653,599
Special mention	1,773	16,116	23,831	24,197	—	14,692	54,355	134,964
Substandard	11,990	7,774	19,829	37,320	113	862	55,330	133,218
Doubtful/Loss	$211	$17,446	$28,158	$—	$—	$—	$—	45,815
Subtotal	$1,440,787	$535,768	$814,822	$409,624	$102,838	$58,931	$604,826	$3,967,596
Year-to-date gross charge offs	$—	$2,214	$27,239	$107	$—	$102	$—	$29,662

Residential mortgage loans
Pass	$286,539	$82,682	$344,940	$239,124	$1,320	$121,287	$—	$1,075,892
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	968	1,803	3,796	—	6,567
Subtotal	$286,539	$82,682	$344,940	$240,092	$3,123	$125,083	$—	$1,082,459
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$6,386	$642	$192	$162	$875	$8,318	$24,587	$41,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Subtotal	$6,386	$642	$192	$162	$875	$8,365	$24,587	$41,209
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$318	$318

Total loans
Pass	$2,586,434	$1,142,023	$3,404,507	$2,472,902	$1,216,727	$1,708,717	$636,993	$13,168,303
Special mention	1,773	31,116	33,710	31,997	1,853	23,470	55,154	179,073
Substandard	11,990	8,740	24,737	71,151	7,385	45,748	55,330	225,081
Doubtful/Loss	211	17,446	28,158	—	—	—	—	45,815
Total	$2,600,408	$1,199,325	$3,491,112	$2,576,050	$1,225,965	$1,777,935	$747,477	$13,618,272
Total year-to-date gross charge offs	$—	$2,214	$27,404	$107	$101	$944	$318	$31,088

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
	Term Loan by Origination Year						Revolving Loans	Total
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
CRE loans
Pass	$623,058	$2,429,146	$2,045,863	$1,239,654	$996,483	$1,297,295	$79,426	$8,710,925
Special mention	—	2,001	15,452	2,518	5,963	5,196	—	31,130
Substandard	—	1,549	7,300	2,711	2,083	42,186	—	55,829
Subtotal	$623,058	$2,432,696	$2,068,615	$1,244,883	$1,004,529	$1,344,677	$79,426	$8,797,884
Year-to-date gross charge offs	$103	$315	$—	$233	$355	$1,941	$—	$2,947

C&I loans
Pass	$1,107,219	$1,208,795	$683,821	$203,142	$162,815	$61,019	$479,266	$3,906,077
Special mention	9,743	23,413	31,388	8,597	14,614	—	60,107	147,862
Substandard	7,158	53,213	8,480	8,637	290	2,358	969	81,105
Subtotal	$1,124,120	$1,285,421	$723,689	$220,376	$177,719	$63,377	$540,342	$4,135,044
Year-to-date gross charge offs	$5,011	$12,323	$16,020	$128	$182	$539	$—	$34,203

Residential mortgage loans
Pass	$93,982	$365,252	$263,977	$1,356	$29,063	$123,885	$—	$877,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	314	1,836	957	3,065	—	6,172
Subtotal	$93,982	$365,252	$264,291	$3,192	$30,020	$126,950	$—	$883,687
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$3,985	$944	$278	$2,068	$371	$8,221	$20,794	$36,661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	343	—	343
Subtotal	$3,985	$944	$278	$2,068	$371	$8,564	$20,794	$37,004
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$370	$370

Total loans
Pass	$1,828,244	$4,004,137	$2,993,939	$1,446,220	$1,188,732	$1,490,420	$579,486	$13,531,178
Special mention	9,743	25,414	46,840	11,115	20,577	5,196	60,107	178,992
Substandard	7,158	54,762	16,094	13,184	3,330	47,952	969	143,449
Total	$1,845,145	$4,084,313	$3,056,873	$1,470,519	$1,212,639	$1,543,568	$640,562	$13,853,619
Total year-to-date gross charge offs	$5,114	$12,638	$16,020	$361	$537	$2,480	$370	$37,520
For the years ended December 31, 2024 and 2023, there were no revolving loans converted to term loans.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the years ended December 31, 2024, 2023, and 2022 are presented in the following table:

	Year Ended December 31,
	2024	2023	2022
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$154,451	$114,186	$257,317
C&I loans	101,007	307,209	54,218
Total	$255,458	$421,395	$311,535
Loan Modifications to Borrowers Experiencing Financial Difficulty
A summary of loans modified to borrowers experiencing financial difficulty for the periods presented, disaggregated by loan class and type of modification, is shown in the tables below:

	Year Ended December 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	21,136	—	—	21,136
Term extension	—	50,148	—	—	50,148
Total Loan Modifications	$—	$71,284	$—	$—	$71,284
% of Loan Class	—%	1.80%	—%	—%	0.52%

	Year Ended December 31, 2023
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	1,111	27,032	—	—	28,143
Total Loan Modifications	$1,111	$27,032	$—	$—	$28,143
% of Loan Class	0.01%	0.65%	—%	—%	0.20%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Year Ended December 31, 2024	Year Ended December 31, 2023
Principal forgiveness
C&I loans	Forgiveness of principal totaling:	$4.4 million	$—
Payment delay
C&I loans	Length of payment delay by a weighted average of :	0.8 years	0.0 years
Term extension
CRE loans	Extended term by a weighted average of:	0.0 years	0.3 years
C&I loans	Extended term by a weighted average of:	0.0 years	0.3 years
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the twelve months ended December 31, 2024, the Company had one C&I loan totaling $4.8 million that was modified through a term extension during the twelve months ended December 31, 2024 that had a payment default in 2024. There were no other payment defaults during the twelve months ended December 31, 2024 for loans that were modified in 2024 to borrowers experiencing financial difficulty.
There were no loan modifications made in 2023 to borrowers experiencing financial difficulty that had payment defaults during the twelve months ended months ended December 31, 2023.
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors and executives or associates of such directors or executives (“Related Parties”). All loans to Related Parties were made at substantially the same terms and conditions at the time of origination as other originated loans to borrowers that were not affiliated with the Company. All loans to Related Parties were current at December 31, 2024 and 2023, and the outstanding principal balance at December 31, 2024 and 2023, was $84.0 million and $86.2 million, respectively. Loans to Related Parties at December 31, 2024 and 2023, consisted of $84.0 million and $86.2 million, respectively in CRE loans. The decrease in Related Party loans from December 31, 2023 to December 31, 2024, was due to principal paydowns of $2.2 million.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill at December 31, 2024 and 2023, was $464.5 million. There was no impairment of goodwill recorded during the year ended December 31, 2024.
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
At December 31, 2024, the Company performed a qualitative assessment to test for impairment and management has concluded that goodwill was more than likely not impaired. As such, the Company did not perform a quantitative analysis of goodwill impaired during the year ended December 31, 2024. The Company operates as single business unit, and therefore, goodwill impairment was assessed based on the Company as a whole.
Intangible Assets
The following table provides information regarding core deposit intangibles at December 31, 2024 and 2023:

			December 31, 2024		December 31, 2023
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Wilshire Bancorp acquisition	10 years	$18,138	$(15,807)	$2,331	$(14,203)	$3,935
Amortization expense related to core deposit intangible assets was $1.6 million, $1.8 million, and $1.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The estimated future amortization expense for core deposit intangibles is as follows: $1.5 million in 2025 and $829 thousand in 2026.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2024 and 2023:

	December 31,
	2024	2023
	(Dollars in thousands)
Land	$11,244	$11,244
Building and improvements	24,448	24,289
Furniture, fixtures, and equipment	37,200	34,085
Leasehold improvements	29,256	28,739
Vehicles	181	123
Software/License	29,113	23,283
Total premises and equipment, gross	131,442	121,763
Less: Accumulated depreciation and amortization	(79,683)	(71,152)
Total premises and equipment, net	$51,759	$50,611

Depreciation and amortization expense totaled $8.7 million, $8.4 million, and $7.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    LEASES
The Company’s operating leases are real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 month to 8 years at December 31, 2024. Certain lease arrangements contain extension options, which are typically around five years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
The table below summarizes supplemental information related to operating leases:

	December 31,
	2024	2023
	(Dollars in thousands)
Operating lease ROU assets	$39,432	$46,611
Current portion of long-term lease liabilities	13,946	14,287
Long-term lease liabilities	30,113	38,383
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the year ended December 31, 2024, the Company extended eight leases and there were no new lease contracts. Lease extension terms ranged from three to seven years and the Company reassessed the ROU assets and lease liabilities related to these leases.
During the year ended December 31, 2023, the Company wrote off $2.2 million in operating ROU assets resulting from the branch consolidation of seven locations. There was no impairment written off on operating ROU assets during the same period of 2024.
The table below summarizes the Company’s net operating lease cost:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Operating lease cost	$14,495	$15,309	$15,455
Variable lease cost	3,495	3,341	4,617
Sublease income	(243)	(143)	(687)
Net lease cost	$17,747	$18,507	$19,385
Rent expense for the years ended December 31, 2024, 2023, and 2022, totaled $16.8 million, $20.5 million, and $17.8 million, respectively.
The table below summarizes supplemental information related to the Company’s operating leases:

	At or for the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$15,721	$15,940
Weighted-average remaining lease term - operating leases	3.6 years	4.1 years
Weighted-average discount rate - operating leases	3.12%	2.79%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the maturity of remaining lease liabilities:

December 31, 2024
(Dollars in thousands)
2025	$15,093
2026	14,480
2027	8,980
2028	4,203
2029	2,028
2030 and thereafter	2,002
Total lease payments	46,786
Less: imputed interest	2,727
Total lease obligations	$44,059
At December 31, 2024, the Company had no operating lease commitments that had not yet commenced. On October 1, 2024, the Company sold two of its branches located in Virginia (Annandale and Centreville) to PromiseOne Bank, a Georgia state bank. As part of the transaction, PromiseOne Bank took over the Company’s lease liabilities related to the branch locations sold.
The Company had no finance leases at December 31, 2024 and 2023.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    DEPOSITS
Total deposits of $14.33 billion at December 31, 2024, decreased $426.3 million, or 2.9%, from $14.75 billion at December 31, 2023.
On March 28, 2024, the Bank entered into a Purchase and Assumption Agreement with PromiseOne Bank, a Georgia state bank, to sell the deposits, other liabilities, and certain physical assets of the Bank’s two branches located in Virginia. The sale of the branches was completed on October 1, 2024, and as part of this transaction a total of $128.1 million in deposits was transferred to PromiseOne Bank.
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2024 and 2023, was $2.71 billion and $2.24 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at December 31, 2024 and 2023. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2024 and December 31, 2023, securities with fair values of approximately $200.5 million and $218.7 million, respectively, and a $150.0 million letter of credit issued by the FHLB, were pledged as collateral for the California State Treasurer’s deposits.
Brokered deposits at December 31, 2024 and 2023, totaled $1.06 billion and $1.54 billion, respectively. Brokered deposits at December 31, 2024, consisted of $527.1 million in money market and NOW accounts and $536.0 million in time deposit accounts. Brokered deposits at December 31, 2023, consisted of $164.1 million in money market and NOW accounts and $1.37 billion in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $1.1 million and $2.0 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, the scheduled maturities for time deposits were as follows:

December 31, 2024
(Dollars in thousands)
Scheduled maturities* in:
2025	$5,602,477
2026	132,598
2027	1,014
2028	19,064
2029	1,189
2030 and thereafter	17,462
Total	$5,773,804
___________________
*$17.3 million in time deposits with maturities in 2028 and $17.5 million in time deposits with maturities in 2030 and thereafter had call dates in January 2025.
The following table presents the maturity schedules of time deposits in amounts of more than $250 thousand at December 31, 2024:

December 31, 2024
(Dollars in thousands)
Three months or less	$1,059,687
Over three months through six months	815,568
Over six months through twelve months	811,526
Over twelve months	19,567
Total	$2,706,348

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest expense on deposits for the periods indicated is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Money market and NOW	$168,131	$152,893	$68,961
Savings deposits	31,939	8,858	3,802
Time deposits	295,378	279,480	42,076
Total deposit interest expense	$495,448	$441,231	$114,839

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    BORROWINGS
At December 31, 2024, borrowings totaled $239.0 million, compared with $1.80 billion at December 31, 2023. All of the Company’s borrowings at December 31, 2024 and December 31, 2023, had maturities of less than 12 months. The tables below summarize the Company’s borrowing lines at December 31, 2024 and 2023:

	December 31, 2024
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,151,408	$100,000	4.88%	$4,051,408
FRB Discount Window	1,731,467	139,000	4.50%	1,592,467
Unsecured Federal Funds lines	317,391	—	—%	317,391
Total	$6,200,266	$239,000	4.66%	$5,961,266

	December 31, 2023
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,167,168	$100,000	5.73%	$4,067,168
FRB Discount Window	630,369	—	—%	630,369
FRB Bank Term Funding Program (“BTFP”)	1,707,909	1,695,726	4.47%	12,183
Unsecured Federal Funds lines	312,315	—	—%	312,315
Total	$6,817,761	$1,795,726	4.54%	$5,022,035

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At December 31, 2024 and 2023, loans with a carrying amount of approximately $7.58 billion and $7.60 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At December 31, 2024 and 2023, other than FHLB stock, no securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As a member of the FRB system, the Bank may also borrow from the FRB discount window. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At December 31, 2024, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $1.98 billion. There were no investment securities pledged at the discount window at December 31, 2024.
The Company availed itself of the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. In 2023, the BTFP was available to federally insured depository institutions in the U.S. at a fixed rate of ten basis points over the one-year overnight index swap rate, but in 2024, the interest rate was no lower than the interest rate on reserve balances in effect on the day the loan is made. The Company’s outstanding borrowings at December 31, 2023, were not subject to the new rate. The BTFP ceased extending new advances in March 2024. All outstanding borrowings from the BTFP were paid off as of December 31, 2024.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at December 31, 2024 and 2023.

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
On May 15, 2023, most of the Company’s holders of the convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. In addition, during the year ended December 31, 2023, the Company also repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker. No notes were repurchased or paid off in the twelve month ended December 31, 2024.
The carrying value of the convertible notes at December 31, 2024 and 2023, was $444 thousand. The capitalized issuance costs were fully amortized at both December 31, 2024 and 2023.
Interest expense on the convertible notes for the years ended December 31, 2024, 2023, and 2022, totaled $9 thousand, $1.9 million, and $5.3 million, respectively. Interest expense for the Company’s convertible notes in 2023 and 2022 consisted of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Interest expense for 2024 consisted of accrued interest on the convertible note coupon. Issuance cost capitalization expense was recorded for only the first five outstanding years of the convertible notes.
Subordinated Debentures
At December 31, 2024, the Company had nine wholly-owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a summary of trust preferred securities and subordinated debentures at December 31, 2024:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	7.77%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	7.77%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	7.56%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	6.27%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,473	Variable	7.77%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	16,937	Variable	6.40%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	12,148	Variable	6.02%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,570	Variable	6.00%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	16,144	Variable	6.21%	06/30/2037
Total		$126,000	$109,140
The carrying value of the subordinated debentures at December 31, 2024 and 2023, was $109.1 million and $107.8 million, respectively. At December 31, 2024 and 2023, acquired subordinated debentures had remaining discounts of $20.8 million and $22.1 million, respectively. The carrying balance of the subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at December 31, 2024 and 2023, and was included in other assets on the Company’s Consolidated Statements of Financial Condition. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis, as they were grandfathered in under BASEL III.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    INCOME TAXES
The following presents a summary of income tax provision for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2024
Federal	$14,475	$3,760	$18,235
State	13,576	1,523	15,099
	$28,051	$5,283	$33,334
2023
Federal	$22,076	$3,158	$25,234
State	17,998	982	18,980
	$40,074	$4,140	$44,214
2022
Federal	$52,676	$(6,366)	$46,310
State	34,050	(2,589)	31,461
	$86,726	$(8,955)	$77,771
A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years indicated:

	Year Ended December 31,
	2024	2023	2022
Statutory tax rate	21.00%	21.00%	21.00%
State taxes-net of federal tax effect	8.74%	8.79%	8.58%
Nondeductible transaction costs	0.60%	—%	—%
Tax credits and benefits, net of amortization expenses	(7.25)%	(4.67)%	(2.99)%
Bank owned life insurance	(0.28)%	(0.24)%	(0.22)%
Tax exempt municipal bonds and loans	(0.08)%	(0.82)%	(0.26)%
State tax rate change	0.93%	0.02%	0.15%
Changes in uncertain tax positions	0.21%	(0.59)%	(0.23)%
Other	1.20%	1.37%	0.24%
Effective income tax rate	25.07%	24.86%	26.27%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities at December 31, 2024 and 2023, were comprised of the following:

	December 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Depreciation	$—	$651
Statutory bad debt deduction less than financial statement provision	47,626	50,402
Net operating loss carry-forward	1,100	1,238
Investment security provision	468	607
State tax deductions	1,960	2,962
Accrued compensation	21	28
Deferred compensation	119	113
Mark to market on loans held for sale	4	4
Nonaccrual loan interest	4,753	4,246
Other real estate owned	—	14
Non-qualified stock option and restricted share expense	2,754	3,902
Lease liabilities	13,945	16,734
Unrealized loss on securities AFS	95,025	85,386
Other	7,290	7,132
Total deferred tax assets	$175,065	$173,419

Deferred tax liabilities:
Purchase accounting fair value adjustment	$(8,331)	$(7,667)
Depreciation	(95)	—
FHLB stock dividends	(77)	(79)
Deferred loan costs	(6,981)	(8,410)
State taxes deferred and other	(3,376)	(3,660)
Prepaid expenses	(2,834)	(2,228)
Amortization of intangibles	(846)	(1,351)
ROU assets	(12,481)	(14,809)
Total deferred tax liabilities	$(35,021)	$(38,204)
Net deferred tax assets	$140,044	$135,215
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
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at December 31, 2024 and 2023.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s net operating loss carry-forwards at December 31, 2024 and 2023, is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(Dollars in thousands)
2024
Saehan Bank (acquired by Wilshire)	$1,357	2030	$226	$1,809	2032	$226
Pacific International Bank	3,150	2032	420	—	N/A	—
Total	$4,507		$646	$1,809		$226

2023
Saehan Bank (acquired by Wilshire)	$1,583	2030	$226	$2,035	2032	$226
Pacific International Bank	3,570	2032	420	—	N/A	—
Total	$5,153		$646	$2,035		$226
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2020. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. The Company is currently under examination by the New York City Department of Finance for the 2016, 2017 and 2018 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments. In 2023, the Company was contacted by the California Franchise Tax Board (“FTB”) regarding an examination of the Company’s 2018 tax year. While the outcome of the examination is unknown, the Company expects no material adjustments.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024 and 2023, is as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at January 1,	$469	$2,951
Additions based on tax positions related to prior years	311	169
Settlement of tax positions related to prior years	—	(1,234)
Expiration of statute of limitations	(84)	(1,417)
Balance at December 31,	$696	$469
The total amount of unrecognized tax benefits was $696 thousand at December 31, 2024, and $469 thousand at December 31, 2023. The total amount of tax benefits, if recognized, would favorably impact the effective tax rate by $707 thousand and $434 thousand at December 31, 2024 and 2023, respectively. Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $214 thousand within the next twelve months due to an anticipated settlement with a state tax authority and the expiration of statute of limitations.

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
The 2024 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2024 Plan reserved for 4,500,000 shares available for grant to participants. At December 31, 2024, there were 3,769,296 remaining shares available for future grants under the 2024 plan. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2024 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
The shares of common stock previously available under the 2019 Incentive Compensation Plan (the “2019 Plan”) are no longer available for future grant.
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
The following is a summary of the Company’s stock option activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2024	629,367	$16.61
Granted	—	—
Exercised	—	—
Expired	(208,136)	15.75
Forfeited	—	—
Outstanding - December 31, 2024	421,231	$17.04	1.62	$—
Options exercisable - December 31, 2024	421,231	$17.04	1.62	$—
The following is a summary of the Company’s restricted stock and performance unit activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2024	2,043,621	$12.09
Granted	783,401	12.37
Vested	(947,075)	12.59
Forfeited	(174,231)	13.09
Outstanding (unvested) - December 31, 2024	1,705,716	$11.84

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of restricted stock and performance units vested for the years ended December 31, 2024, 2023, and 2022, was $10.4 million, $9.5 million, and $9.7 million, respectively.
The amount charged against income related to stock-based payment arrangements was $8.9 million, $12.3 million, and $12.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. The income tax benefit recognized was approximately $2.6 million, $3.1 million, and $3.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
At December 31, 2024, unrecognized compensation expense related to non-vested stock option grants, restricted stock awards, performance share units and long term incentive plan totaled $10.1 million and was expected to be recognized over a remaining weighted average vesting period of 1.8 years.
In July 2022, the Company discontinued the Hope Employee Stock Purchase Plan (“ESPP”), which allowed eligible employees to purchase the Company’s common shares through payroll deductions, which build up between the offering date and the purchase date. At the purchase date, the Company used the accumulated funds to purchase shares of the Company’s common stock on behalf of the participating employees at a 10% discount to the closing price of the Company’s common shares. The closing price is the lower of either the closing price on the first day of the offering period or the closing price on the purchase date. The dollar amount of common shares purchased under the ESPP must not exceed 20% of the participating employee’s base salary, subject to a cap of $25 thousand in stock value based on the grant date. The ESPP was considered compensatory under GAAP and compensation expense for the ESPP was recognized as part of the Company’s stock-based compensation expense. No compensation expense was incurred for the ESPP during the years ended December 31, 2024 and 2023, due to the plan’s discontinuation. The compensation expense for ESPP for the year ended December 31, 2022, was $284 thousand.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan—The Company established a deferred compensation plan that permits eligible officers, key executives, and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2024 and 2023 amounted to $443 thousand and $445 thousand, respectively, and were included in other liabilities in the Consolidated Statements of Financial Condition.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards certain executive officers with deferred compensation if the Company meets certain performance goals, the named executive officers (“NEO”) meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). All NEOs are currently participating in the LTIP. The liabilities related to the LTIP at December 31, 2024 and 2023, totaled $628 thousand and $590 thousand, respectively, and were included in other liabilities in the Consolidated Statements of Financial Condition.
401(k) Savings Plan—The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed 3 months of service. The Company matches 75% of the first 8% of the employee’s compensation contributed. Employer matching is vested 25% after 2 years of service, 50% after 3 years of service, 75% after 4 years of service, and 100% after 5 or more years of service. Total employer contributions to the plan amounted to approximately $6.1 million, $6.9 million, and $5.9 million for 2024, 2023, and 2022, respectively.
Post-Retirement Benefit Plans—The Company purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Company will be paid to beneficiaries named by the directors and officers. Total death benefits received by the Company was $633 thousand, $587 thousand, and $1.2 million, for 2024, 2023, and 2022, respectively.
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
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Company and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, the Company would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2024, 2023, and 2022 was $6.7 million, $6.3 million, and $6.8 million, respectively.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel for the year ended December 31, 2024, and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $664 thousand and $535 thousand at December 31, 2024 and 2023, respectively. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.
Unfunded Commitments and Letters of Credit
The following table presents a summary of commitments described below, as of the dates indicated below:

	December 31,
	2024	2023
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,255,785	$2,274,239
Standby letters of credit	134,548	132,132
Other letters of credit	22,874	51,983
Commitments to fund CRA and tax credit investments	18,845	21,017
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
The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the reserve for unfunded loan commitments. At December 31, 2024 and 2023, the reserve for unfunded loan commitments amounted to $2.7 million and $3.8 million, respectively.
Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment or directorship relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its Consolidated Statements of Financial Condition at December 31, 2024 and 2023.

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
Other Derivatives
Other derivatives consist of interest rate contracts designated as cash flow hedges, foreign exchange contracts, and risk participation agreements. The fair values of these other derivative financial instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates, foreign exchange rates and, when appropriate, the current credit worthiness of the counterparties. Fair value assets and liabilities of centrally cleared derivatives are net of variation margin settled-to-market. Interest rate contracts designated as cash flow hedges and foreign exchange contracts, which includes non-deliverable forward contracts, are classified within Level 2 due to the observable nature of the inputs used in deriving the fair value of these contracts. Credit derivatives such as risk participation agreements are valued based on credit worthiness of the underlying borrower, which is a significant unobservable input and therefore is classified as Level 3.
Collateral Dependent Loans
The fair values of collateral dependent loans are generally measured for ACL using the practical expedients permitted by ASC 326-20-35-5 including collateral dependent loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuations utilizing enterprise value, asset fair value, or other valuation techniques, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans and the underlying collateral. For C&I and asset backed loans, independent valuations may include a discount for eligible accounts receivable and a discount for inventory. These result in a Level 3 classification.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$3,957	$—	$3,957	$—
Collateralized mortgage obligations	721,906	—	721,906	—
Mortgage-backed securities:
Residential	387,060	—	387,060	—
Commercial	410,851	—	410,851	—
Asset-backed securities	103,224	—	103,224	—
Corporate securities	20,694	—	20,694	—
Municipal securities	175,551	—	174,739	812
Equity investments with readily determinable fair value	4,321	4,321	—	—
Interest rate contracts	47,694	—	47,694	—
Mortgage banking derivatives	—	—	—	—
Other derivatives	900	—	900	—

Liabilities:
Interest rate contracts	48,784	—	48,784	—
Mortgage banking derivatives	1	—	1	—
Other derivatives	5,047	—	5,032	15

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$103,677	$103,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	3,900	—	3,900	—
Collateralized mortgage obligations	747,719	—	747,719	—
Mortgage-backed securities:
Residential	420,298	—	420,298	—
Commercial	391,888	—	391,888	—
Asset-backed securities	149,670	—	149,670	—
Corporate securities	19,434	—	19,434	—
Municipal securities	308,473	—	307,615	858
Equity investments with readily determinable fair value	4,363	4,363	—	—
Interest rate contracts	54,302	—	54,302	—
Mortgage banking derivatives	7	—	7	—
Other derivatives	11,021	—	11,021	—

Liabilities:
Interest rate contracts	55,622	—	55,622	—
Mortgage banking derivatives	17	—	17	—
Other derivatives	1,379	—	1,351	28
There were no transfers between Levels 1, 2, and 3 during the year ended December 31, 2024 and 2023.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$858	$943
Change in fair value included in other comprehensive income	(46)	(85)
Ending Balance	$812	$858

Risk participation agreements:
Beginning Balance	$28	$32
Change in fair value included in expense	(13)	(4)
Ending Balance	$15	$28

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
Assets measured at fair value on a non-recurring basis at December 31, 2024 and 2023, are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans receivable at fair value:
CRE loans	$2,985	$—	$—	$2,985
C&I loans	38,993	—	—	38,993
Loans held for sale, net	11,611	—	11,611	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans receivable at fair value:
CRE loans	$3,475	$—	$—	$3,475
C&I loans	2,701	—	—	2,701
Loans held for sale, net	2,287	—	2,287	—
OREO	63	—	—	63
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales in 2024 and 2023 are summarized below:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Assets:
Collateral dependent loans receivable at fair value:
CRE loans	$(613)	$(1,511)
C&I loans	(11,075)	(1,968)
Loans held for sale, net	(4,406)	(798)
OREO	—	(315)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of December 31, 2024 and 2023:

	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs			Weighted-Average of Inputs
	(Dollars in thousands)
December 31, 2024
Collateral dependent loans	$7,963	Collateral fair value	Selling cost	8.5%			8.5%
	2,359	Enterprise value	EBITDA(1) multiple	5.2			5.2
	10,336	Enterprise value	Revenue multiple	1.0			1.0
			EBITDA(1) multiple	8.0			8.0
	21,320	Asset fair value	Discount	10.1%	-	91.2%	38.8%

December 31, 2023
Collateral dependent loans	$4,468	Collateral fair value	Selling cost	4.5%	-	8.5%	7.6%
	1,708	Asset fair value	Discount rate	48%			48%
OREO	63	Property fair value	Selling cost	8.5%			8.5%
(1) EBITDA = earnings before interest, tax, depreciation, and amortization

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2024 and 2023, were as follows:

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$458,199	$458,199	Level 1
Investment securities HTM	252,385	231,124	Level 2
Equity investments without readily determinable fair values	35,625	35,625	Level 2
Loans held for sale	14,491	14,504	Level 2
Loans receivable, net	13,467,745	13,179,753	Level 3
Accrued interest receivable	51,169	51,169	Level 2/3
Servicing assets, net	10,051	19,113	Level 3
Customers’ liabilities on acceptances	484	484	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,377,950	$3,377,950	Level 2
Money market, interest bearing demand and savings deposits	5,175,735	5,175,735	Level 2
Time deposits	5,773,804	5,782,223	Level 2
FHLB and FRB borrowings	239,000	239,358	Level 2
Convertible notes	444	438	Level 1
Subordinated debentures	109,140	105,729	Level 3
Accrued interest payable	93,784	93,784	Level 2
Acceptances outstanding	484	484	Level 2

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,928,967	$1,928,967	Level 1
Investment securities HTM	263,912	250,518	Level 2
Equity investments without readily determinable fair values	39,387	39,387	Level 2
Loans held for sale	3,408	3,419	Level 2
Loans receivable, net	13,694,925	13,270,444	Level 3
Accrued interest receivable	61,720	61,720	Level 2/3
Servicing assets, net	9,631	14,853	Level 3
Customers’ liabilities on acceptances	471	471	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,914,967	$3,914,967	Level 2
Money market, interest bearing demand and savings deposits	4,872,029	4,872,029	Level 2
Time deposits	5,966,757	5,974,125	Level 2
FHLB and FRB borrowings	1,795,726	1,795,820	Level 2
Convertible notes, net	444	451	Level 1
Subordinated debentures	107,825	99,358	Level 3
Accrued interest payable	168,174	168,174	Level 2
Acceptances outstanding	471	471	Level 2

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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, the Company enters into derivative instruments, including interest rate swaps, collars, caps, floors, foreign exchange contracts, risk participation agreements, and mortgage banking derivatives. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.
The tables below present the fair value of the Company’s derivative financial instruments at December 31, 2024 and 2023. The Company’s derivative assets and derivative liabilities are located within other assets and other liabilities, respectively, on the Company’s Consolidated Statements of Financial Condition.

	December 31, 2024
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$1,125,000	$—	$(2,330)
Interest rate collars	500,000	—	(1,227)
Forward interest rate swaps	200,000	—	(1,474)
Total	$1,825,000	$—	$(5,031)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,120,217	$46,294	$(1,400)
Interest rate contracts with customers	1,120,217	1,400	(47,384)
Foreign exchange contracts with correspondent banks	16,056	894	(1)
Foreign exchange contracts with customers	224	6	—
Risk participation agreement	100,957	—	(15)
Mortgage banking derivatives	—	—	—
Total	$2,357,671	$48,594	$(48,800)
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
Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term SOFR and federal funds rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in AOCI and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $2.2 million, net of taxes, from AOCI as an increase to net interest income, net of a decrease of $1.6 million from terminated swaps.
During the year ended December 31, 2024, the Company terminated $400.0 million in notional value of forward-starting received fixed swaps set to mature through July 2027. The swaps were designated as cash flow hedges on the changes in cash flows associated with certain variable rate loans. The termination of the swaps was performed to reduce prolonged exposure to higher interest rates. Prior to the termination of the swaps, the change in value of the swaps was recorded through AOCI. The unamortized fair value adjustments on terminated forward-starting received fixed swaps was $5.8 million in pre-tax losses in AOCI at December 31, 2024, which will be amortized as a reduction to net interest income over an expected period of 2.5 years.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Year Ended December 31,
		2024	2023	2022
		(Dollars in thousands)
Interest rate contracts	Interest income on cash and deposits at other banks	$—	$—	$574
Interest rate contracts	Interest income and fees on loans	(6,531)	(96)	—
Interest rate contracts	Interest expense on deposits	12,514	11,589	—
Interest rate contracts	Interest expense on FHLB and FRB borrowings	5,331	4,836	1,451
Total		$11,314	$16,329	$2,025
Total cash held as collateral for interest rate contracts designated as cash flow hedges was $0 at December 31, 2024, and $22.9 million at December 31, 2023.
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
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the years ended December 31, 2024, 2023, and 2022, the changes in fair value on foreign exchange contracts were gains of $1.0 million, losses of $147 thousand, and gain of $6 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees.
At December 31, 2024, the Company had risk participation agreements with an outside counterparty for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrowers fail to perform on their interest rate derivative contracts. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, is recognized in earnings at the time of the transaction.
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

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    STOCKHOLDERS’ EQUITY
Total stockholders’ equity at December 31, 2024, was $2.13 billion, compared with $2.12 billion at December 31, 2023. The increase in stockholders’ equity was due primarily to increases in retained earnings from income earned during the year, offset partially by decreases from cash dividends paid and changes to AOCI.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which $35.3 million remained available at December 31, 2024. During the year ended December 31, 2024, the Company did not repurchase any shares of common stock as part of this program (see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information). Repurchased shares were recorded as treasury stock and reduced the total number of common stock outstanding.
Dividends
The Company’s Board of Directors approved and the Company paid quarterly dividends of $0.14 per common share in each quarter of 2024 and 2023. The Company paid aggregate dividends of $67.5 million and $67.1 million to common stockholders in 2024 and 2023, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes to AOCI for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$(204,738)	$(230,857)	$(11,412)
Unrealized net losses on securities AFS	(13,752)	32,543	(297,919)
Unrealized net losses on securities AFS transferred to HTM	—	—	(36,576)
Unrealized net (losses) gains on interest rate swaps used for cash flow hedges	(10,312)	17,024	23,062
Reclassification adjustments for net (gains) losses realized in net income	(8,710)	(12,514)	253
Tax effect	9,640	(10,934)	91,735
Other comprehensive (loss) income, net of tax	(23,134)	26,119	(219,445)
Balance at end of period	$(227,872)	$(204,738)	$(230,857)
Reclassifications for net gains and losses realized in net income for the years ended December 31, 2024, 2023, and 2022, related to net gains on interest rate contracts designated as cash flow hedges and amortization on unrealized losses from transferred investment securities to HTM and net gains on sales of securities AFS. Gains and losses on interest rate contracts are recorded in interest income, interest expense and noninterest income under other income and fees in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the year ended December 31, 2024, the Company reclassified net gains of $11.3 million on interest rate contracts designated as cash flow hedges from other comprehensive loss to net interest income, compared with net gains of $16.3 million and net gains of $2.0 million for the same periods in 2023 and 2022, respectively.
For the year ended December 31, 2024, the Company recorded reclassification adjustments of $3.5 million from other comprehensive loss to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM, compared with $3.8 million and $2.3 million for the same periods in 2023 and 2022, respectively.
For the year ended December 31, 2024 the Company reclassified net gains of $936 thousand on the sale of investment securities from other comprehensive loss to noninterest income, compared with $0 for the same periods in 2023 and 2022.

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
On January 1, 2020, the Company adopted ASU 2016-13 and implemented the CECL methodology. In response to the COVID-19 pandemic, federal regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes, which excludes purchased credit deteriorated (“PCD”) loans), for two years, followed by a three-year phase-in period. The Company has elected the five-year transition period consistent with the final rule issued by the federal regulatory agencies. At December 31, 2024, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.
At December 31, 2024 and 2023, the Bank’s capital levels exceeded the minimums necessary to be considered “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. Management is not aware of any conditions or events since December 31, 2024, that would cause management to believe the institution would be considered to be in a lower capital category.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s and the Bank’s capital levels and regulatory ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2024	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,900,601	13.06%	4.50%	N/A	7.00%
Bank	$1,978,969	13.61%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,005,840	13.79%	6.00%	N/A	8.50%
Bank	$1,978,969	13.61%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,150,810	14.78%	8.00%	N/A	10.50%
Bank	$2,123,939	14.61%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,005,840	11.83%	4.00%	N/A	N/A
Bank	$1,978,969	11.68%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2023	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,869,774	12.28%	4.50%	N/A	7.00%
Bank	$1,940,303	12.75%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,973,698	12.96%	6.00%	N/A	8.50%
Bank	$1,940,303	12.75%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,120,157	13.92%	8.00%	N/A	10.50%
Bank	$2,086,762	13.71%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,973,698	10.11%	4.00%	N/A	N/A
Bank	$1,940,303	9.94%	4.00%	5.00%	N/A

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
Service charges on deposit accounts and wire transfers are summarized below:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$964	$969	$997
Customer analysis charges	5,880	5,043	4,602
NSF charges	3,459	2,991	2,889
Other service charges	316	365	355
Total noninterest bearing deposit account income	10,619	9,368	8,843

Interest bearing deposit account income:
Monthly service charges	109	98	95
Total service fees on deposit accounts	$10,728	$9,466	$8,938

Wire transfer fee income:
Wire transfer fees	$1,523	$1,951	$1,817
Foreign exchange fees	2,265	1,371	1,660
Total wire transfer and foreign currency fees	$3,788	$3,322	$3,477

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    EARNINGS PER SHARE (“EPS”)
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the years ended December 31, 2024, 2023, and 2022, stock options and restricted share awards of 494,883, 866,959, and 693,668 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
In 2018, the Company issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at December 31, 2024. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 10 “Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). For the years ended December 31, 2024, 2023, and 2022, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the years ended December 31, 2024, 2023, and 2022 as the conversion price exceeded the market price of the Company’s stock.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase $50.0 million of its common stock. During the year ended December 31, 2022, the Company repurchased 1,038,986 shares of common stock totaling $14.7 million. During the years ended December 31, 2023 and 2024, the Company did not repurchase any shares of common stock as part of the share repurchase program.
The following table presents the computation of basic and diluted EPS for the years ended December 31, 2024, 2023, and 2022.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
2024
Basic EPS - common stock	$99,630	120,583,147	$0.83
Effect of dilutive securities:
Stock options and restricted stock		525,447
Diluted EPS - common stock	$99,630	121,108,594	$0.82

2023
Basic EPS - common stock	$133,673	119,906,109	$1.11
Effect of dilutive securities:
Stock options and restricted stock		487,148
Diluted EPS - common stock	$133,673	120,393,257	$1.11

2022
Basic EPS - common stock	$218,277	119,824,970	$1.82
Effect of dilutive securities:
Stock options, restricted stock, and ESPP shares		647,375
Diluted EPS - common stock	$218,277	120,472,345	$1.81

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.    SERVICING ASSETS
At December 31, 2024, total servicing assets of $10.1 million comprised $8.6 million in SBA servicing assets and $1.5 million in mortgage related servicing assets. At December 31, 2023, servicing assets totaled $9.6 million, comprising $7.5 million in SBA servicing assets and $2.1 million in mortgage related servicing assets. At December 31, 2024 and 2023, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the years ended December 31, 2024, 2023, and 2022, were as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$9,631	$11,628	$10,418
Additions through originations of servicing assets	3,244	1,892	5,200
Amortization	(2,824)	(3,889)	(3,990)
Balance at end of period	$10,051	$9,631	$11,628
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $975.0 million and $987.4 million at December 31, 2024 and 2023, respectively.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at December 31, 2024 and 2023, are presented below.

	December 31,
	2024	2023
SBA Servicing Assets:
Weighted-average discount rate	10.18%	11.12%
Constant prepayment rate	9.33%	12.17%
Mortgage Servicing Assets:
Weighted-average discount rate	11.13%	11.00%
Constant prepayment rate	4.37%	9.52%

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    SEGMENT REPORTING
The Company’s reportable segment is determined by the Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various line of businesses, which are then aggregated if operating performance, product/services, and customers are similar. The CODM evaluates the financial performance of the Company’s businesses using revenue streams, comparative product pricing, and significant expenses to assess performance and return on assets. The CODM uses consolidated net income and profitability metrics to benchmark the Company against its competitors. Benchmarking analysis and monitoring of budget to actual results are used to assess performance and establish compensation. The CODM when making significant decisions takes into consideration certain financial metrics including loan growth, deposit growth, return on assets, return on average tangible common equity, efficiency ratio, and net interest margin.
Interest income from loans and other earning assets, and income from fee-based businesses provide banking operation revenue. Interest expense on deposits and other sources of funding, provisions for credit losses, and operating expenses, primarily salaries and employee benefits, occupancy, furniture and equipment, and data processing and communications, provide the significant expenses of banking operations. The Company currently operates as a single-segment and all operations are domestic.

	At or for the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net interest income	$427,851	$525,861	$578,421
Provision for credit losses	(17,280)	(31,592)	(9,850)
Noninterest income	47,077	45,577	51,397
Noninterest expense	(324,684)	(361,959)	(323,920)
Income before income tax expense	$132,964	$177,887	$296,048

Total assets	$17,054,008	$19,131,522	$19,164,491
Investment securities AFS and HTM	2,075,628	2,408,971	2,243,195
Total loans receivable	13,618,272	13,853,619	15,403,540
Total deposits	14,327,489	14,753,753	15,738,801

Significant segment expenses
Salaries and employee benefits	$177,860	$207,871	$204,719
Occupancy	27,469	28,868	28,267
Furniture and equipment	21,592	21,378	19,434
Data processing and communications	12,060	11,606	10,683

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.    INVESTMENTS IN TAX CREDIT STRUCTURES
The Company invests in the equity of certain limited partnerships or limited liability companies that typically are associated with affordable housing partnerships and renewable solar energy projects that generate LIHTC and other income tax benefits for the Company.
The Company typically accounts for tax equity investments using the proportional amortization method (“PAM”), if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done on a tax-credit-program by tax-credit-program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any commitments to make future equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax provision.
The Company records its investments in qualifying affordable housing partnerships, net, using the equity investment method. Following the adoption of ASU 2023-02 in 2024, the Company elects to account for its tax credit investments using PAM on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 1 “Summary of Significant Accounting Policies”. In 2024, the Company’s investment in a solar tax credit was accounted under PAM and was recorded under other assets and its commitment to fund investments in tax credit structures in other liabilities in the Consolidated Statements of Financial Condition.
The following table presents the investments and unfunded commitment of the Company’s investments in tax credit structures at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Assets	Unfunded Commitments	Assets	Unfunded Commitments
		(Dollars in thousands)
PAM:
Investments in solar tax credit	$3,425	$2,758	$—	$—
Equity method:
Investments in affordable housing partnerships	32,354	11,283	54,474	21,017
Total	$35,779	$14,041	$54,474	$21,017
The following table presents additional information related to tax credit and benefits and amortization recorded for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Tax credits and benefits:
PAM
Investments in solar tax credit	$18,211	$—	$—
Equity method
Investments in affordable housing partnerships	11,067	11,271	11,197
Total	$29,278	$11,271	$11,197
Amortization:
PAM
Investments in solar tax credit	$16,575	$—	$—
Equity method
Investments in affordable housing partnerships	9,051	8,195	8,742
Total	$25,626	$8,195	$8,742

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.    ACQUISITIONS
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
The transaction is expected to close in the first half of 2025, subject to regulatory approvals and the satisfaction of other customary closing conditions. Following the completion of the transaction, the legacy Territorial franchise in Hawaii will continue to do business under the trade name Territorial Savings, a division of Bank of Hope.
The merger with Territorial will be accounted for using the acquisition method of accounting. Assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of acquisition. Fair values will be subject to refinement for up to a period of one year after the closing of the merger as additional information regarding the estimated fair values becomes available. Merger-related costs related to the pending merger with Territorial totaled $4.6 million for the year ended December 31, 2024.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed statements of financial condition for only the parent company, Hope Bancorp, at December 31, 2024 and 2023:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2024	2023
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$20,798	$27,217
Other assets	11,524	11,503
Investment in bank subsidiary	2,212,861	2,191,747
Total assets	$2,245,183	$2,230,467

LIABILITIES:
Convertible notes, net	$444	$444
Subordinated debentures, net	109,140	107,825
Accounts payable and other liabilities	1,094	955
Total liabilities	110,678	109,224
Stockholders’ equity	2,134,505	2,121,243
Total liabilities and stockholders’ equity	$2,245,183	$2,230,467
The following presents the unconsolidated condensed statements of income for only the parent company, Hope Bancorp, for the years ended December 31, 2024, 2023, and 2022:
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	(10,821)	(12,421)	(11,330)
Noninterest income	—	405	—
Noninterest expense	(11,348)	(6,808)	(7,212)
Dividends from subsidiary, net	75,000	260,500	133,000
Equity in undistributed earnings of subsidiary	40,282	(113,559)	98,354
Income before income tax benefit	93,113	128,117	212,812
Income tax benefit	6,517	5,556	5,465
Net income	99,630	133,673	218,277
Other comprehensive (loss) income, net of tax	(23,134)	26,119	(219,445)
Comprehensive income (loss)	$76,496	$159,792	$(1,168)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents the unconsolidated condensed statements of cash flows for only the parent company, Hope Bancorp, for the years ended December 31, 2024, 2023, and 2022:
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,630	$133,673	$218,277
Adjustments to reconcile net income to net cash from operating activities:
Amortization and capitalization	1,315	1,602	2,150
Stock-based compensation expense	312	340	502
Net gain on convertible notes repurchased	—	(405)	—
Change in other assets	(22)	186	(307)
Change in accounts payable and other liabilities	139	(353)	368
Equity in undistributed earnings of bank subsidiary	(40,282)	113,559	(98,354)
Net cash provided by operating activities	61,092	248,602	122,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investments	—	—	—
Net cash provided by investing activities	—	—	—
CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of additional stock pursuant to various stock plans	—	1	531
Repurchase and repayment of convertible notes	—	(216,641)	—
Purchase of treasury stock	—	—	(14,667)
Payments of cash dividends	(67,511)	(67,125)	(67,126)
Net cash used in financing activities	(67,511)	(283,765)	(81,262)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,419)	(35,163)	41,374
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,217	62,380	21,006
CASH AND CASH EQUIVALENTS, END OF YEAR	$20,798	$27,217	$62,380

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	Three Months Ended,
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(Dollars in thousands, except per share data)
Interest income	$259,674	$232,601	$235,084	$226,621
Interest expense	144,627	126,741	130,275	124,486
Net interest income before provision for credit losses	115,047	105,860	104,809	102,135
Provision for credit losses	2,600	1,400	3,280	10,000
Net interest income after provision for credit losses	112,447	104,460	101,529	92,135
Noninterest income	8,286	11,071	11,839	15,881
Noninterest expense	84,839	80,987	81,268	77,590
Income before income tax provision	35,894	34,544	32,100	30,426
Income tax provision	10,030	9,274	7,941	6,089
Net income	$25,864	$25,270	$24,159	$24,337

Basic earnings per common share	$0.22	$0.21	$0.20	$0.20
Diluted earnings per common share	$0.21	$0.21	$0.20	$0.20

	Three Months Ended,
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
	(Dollars in thousands, except per share data)
Interest income	$236,677	$267,184	$275,793	$269,224
Interest expense	102,799	136,495	140,415	143,308
Net interest income before provision for credit losses	133,878	130,689	135,378	125,916
Provision for credit losses	3,320	9,010	16,862	2,400
Net interest income after provision for credit losses	130,558	121,679	118,516	123,516
Noninterest income	10,978	17,014	8,305	9,280
Noninterest expense	88,734	87,223	86,811	99,191
Income before income tax provision	52,802	51,470	40,010	33,605
Income tax provision	13,681	13,448	9,961	7,124
Net income	$39,121	$38,022	$30,049	$26,481

Basic earnings per common share	$0.33	$0.32	$0.25	$0.22
Diluted earnings per common share	$0.33	$0.32	$0.25	$0.22