Form 10-Q
period 2025-03-31
HOPE BANCORP INC
filed 2025-05-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At April 30, 2025, there were 128,056,081 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” and similar expressions. With respect to any such forward-looking statements, Hope Bancorp, Inc. (the “Company”) claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. With the consummation of the merger of Territorial Bancorp Inc., factors that may cause actual outcomes to differ from what is expressed or forecasted in these forward-looking statements include, among things: difficulties and delays in integrating Hope Bancorp, Inc. and Territorial Bancorp Inc. and achieving anticipated synergies, cost savings and other benefits from the transaction; higher than anticipated transaction costs; and deposit attrition, operating costs, customer loss and business disruption following the merger, including difficulties in maintaining relationships with employees and customers, may be greater than expected. Other risks and uncertainties include, but are not limited to: possible renewed deterioration in economic conditions in the Company’s areas of operation or elsewhere; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; potential increases in deposit insurance assessments and regulatory risks associated with current and future regulations; the outcome of any legal proceedings that may be instituted against the Company; the impact of U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability; changes to policies by the current United States presidential administration; and risks from natural disasters. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$227,576	$222,658
Interest earning cash in other banks	505,906	235,541
Total cash and cash equivalents	733,482	458,199
Investment securities available for sale (“AFS”), at fair value	1,838,410	1,823,243
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $233,080 and $231,124 at March 31, 2025 and December 31, 2024, respectively	250,176	252,385
Equity investments	86,236	39,946
Loans held for sale, at lower of cost or fair value	183	14,491
Loans receivable, net of allowance for credit losses of $147,412 and $150,527 at March 31, 2025 and December 31, 2024, respectively	13,187,882	13,467,745
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,250
Premises and equipment, net	52,296	51,759
Accrued interest receivable	49,986	51,169
Deferred tax assets, net	127,492	140,044
Bank owned life insurance (“BOLI”)	90,573	90,158
Investments in affordable housing partnerships	30,455	32,354
Operating lease right-of-use assets (“ROU”), net	36,574	39,432
Goodwill	464,450	464,450
Core deposit intangible assets, net	1,955	2,331
Servicing assets, net	10,775	10,051
Other assets	90,141	99,001
Total assets	$17,068,316	$17,054,008

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,362,842	$3,377,950
Interest bearing:
Money market and NOW accounts	4,779,899	4,515,251
Savings deposits	630,572	660,484
Time deposits	5,715,006	5,773,804
Total deposits	14,488,319	14,327,489
FHLB and Federal Reserve Bank (“FRB”) borrowings	100,000	239,000
Convertible notes and subordinated debentures, net	109,921	109,584
Accrued interest payable	81,436	93,784
Operating lease liabilities	40,922	44,059
Other liabilities	87,685	105,587
Total liabilities	$14,908,283	$14,919,503
Commitments and contingent liabilities (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 300,000,000 authorized shares at March 31, 2025 and December 31, 2024, respectively: issued and outstanding 138,457,823 and 121,074,988 shares, respectively, at March 31, 2025, and issued and outstanding 138,138,493 and 120,755,658 shares, respectively, at December 31, 2024	$138	$138
Additional paid-in capital	1,445,153	1,445,373
Retained earnings	1,185,721	1,181,533
Treasury stock, at cost; 17,382,835 and 17,382,835 shares at March 31, 2025 and December 31, 2024, respectively	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(206,312)	(227,872)
Total stockholders’ equity	2,160,033	2,134,505
Total liabilities and stockholders’ equity	$17,068,316	$17,054,008

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$194,961	$213,626
Interest on investment securities	15,892	18,049
Interest on cash and deposits at other banks	5,205	27,183
Interest on other investments	1,108	816
Total interest income	217,166	259,674
INTEREST EXPENSE:
Interest on deposits	113,585	124,033
Interest on FHLB and FRB borrowings	356	17,853
Interest on other borrowings and debt	2,408	2,741
Total interest expense	116,349	144,627
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	100,817	115,047
PROVISION FOR CREDIT LOSSES	4,800	2,600
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	96,017	112,447
NONINTEREST INCOME:
Service fees on deposit accounts	2,921	2,587
International service fees	967	1,035
Wire transfer and foreign currency fees	986	812
Swap fees	645	143
Net gains on sales of SBA loans	3,131	—
Other income and fees	7,038	3,709
Total noninterest income	15,688	8,286
NONINTEREST EXPENSE:
Salaries and employee benefits	48,460	47,577
Occupancy	7,166	6,786
Furniture and equipment	5,713	5,340
Data processing and communications	2,907	2,990
Professional fees	1,920	2,518
Amortization of investments in affordable housing partnerships	1,961	2,134
FDIC assessments	2,502	2,926
FDIC special assessment	—	1,000
Earned interest credit expense	3,087	5,834
Restructuring-related costs	166	402
Merger-related costs	2,353	1,044
Other noninterest expense	7,626	6,288
Total noninterest expense	83,861	84,839
INCOME BEFORE INCOME TAXES	27,844	35,894
INCOME TAX PROVISION	6,748	10,030
NET INCOME	$21,096	$25,864

EARNINGS PER COMMON SHARE
Basic	$0.17	$0.22
Diluted	$0.17	$0.21

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net income	$21,096	$25,864
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities AFS	32,705	(13,734)
Change in unrealized net holding losses on interest rate contracts used in cash flow hedges	(1,184)	(8,186)
Reclassification adjustments for net gains realized in net income	(1,055)	(2,931)
Tax effect	(8,906)	7,311
Other comprehensive income (loss), net of tax	21,560	(17,540)
Total comprehensive income	$42,656	$8,324

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2023	120,126,786	$138	$1,439,963	$1,150,547	$(264,667)	$(204,738)	$2,121,243
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	483,243						—
Stock-based compensation, net of tax settlements			(479)				(479)
Cash dividends declared on common stock ($0.14 per share)				(16,818)			(16,818)
Comprehensive income:
Net income				25,864			25,864
Other comprehensive loss						(17,540)	(17,540)
BALANCE, MARCH 31, 2024	120,610,029	$138	$1,439,484	$1,159,593	$(264,667)	$(222,278)	$2,112,270

BALANCE, DECEMBER 31, 2024	120,755,658	$138	$1,445,373	$1,181,533	$(264,667)	$(227,872)	$2,134,505
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	319,330						—
Stock-based compensation, net of tax settlements			(220)				(220)
Cash dividends declared on common stock ($0.14 per share)				(16,908)			(16,908)
Comprehensive income:
Net income				21,096			21,096
Other comprehensive income						21,560	21,560
BALANCE, MARCH 31, 2025	121,074,988	$138	$1,445,153	$1,185,721	$(264,667)	$(206,312)	$2,160,033

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,096	$25,864
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	10,197	5,424
Stock-based compensation expense	1,886	2,689
Provision for credit losses	4,800	2,600
Net gains on sales of loans	(4,920)	(73)
Gains on BOLI	(415)	(423)
Net change in fair value of derivatives	(2,162)	(4,010)
Net change in deferred income taxes	3,645	4,175
Proceeds from sales of loans held for sale	27,161	6,226
Originations of loans held for sale	(7,148)	(5,508)
Originations of servicing assets	(1,444)	(7)
Net change in accrued interest receivable	1,183	1,404
Net change in other assets	6,789	25,167
Net change in accrued interest payable	(12,348)	(45,707)
Net change in other liabilities	(21,653)	11,798
Net cash provided by operating activities	26,667	29,619

CASH FLOWS FROM INVESTING ACTIVITIES
Investment securities available for sale:
Purchase of securities	(54,041)	(37,154)
Proceeds from matured, called, or paid-down securities	71,030	151,551
Investment securities held to maturity:
Proceeds from matured, called, or paid-down securities	3,041	3,327
Purchase of equity investments	(45,726)	(388)
Proceeds from redemptions of equity investments	62	—
Proceeds from sales of loans held for sale previously classified as held for investment	58,269	—
Net change in loans receivable	215,824	132,181
Proceeds from sales of OREO	—	63
Purchase of premises and equipment	(2,659)	(2,114)
Investments in affordable housing partnerships	—	(342)
Net cash provided by investing activities	245,800	247,124

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	160,830	(336)
Proceeds from FHLB advances	100,000	100,000
Repayment of FHLB advances	(100,000)	(100,000)
Proceeds from FRB borrowings	172,000	110,000
Repayment of FRB borrowings	(311,000)	(1,110,092)
Cash dividends paid on common stock	(16,908)	(16,818)
Taxes paid in net settlement of restricted stock	(2,106)	(3,168)
Net cash provided by (used in) financing activities	2,816	(1,020,414)

NET CHANGE IN CASH AND CASH EQUIVALENTS	275,283	(743,671)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	458,199	1,928,967
CASH AND CASH EQUIVALENTS, END OF PERIOD	$733,482	$1,185,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$128,360	$190,011
Income taxes paid	1,639	2,091

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	59,068	—
ROU assets obtained in exchange for lease liabilities, net	482	712

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At March 31, 2025, the Bank had 46 branches and nine loan production offices in California, New York, Washington, Texas, Illinois, New Jersey, Florida, Georgia, Alabama, Colorado and Oregon, as well a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
The consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition at December 31, 2024, which was from the audited financial statements included in the Company’s 2024 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The consolidated financial statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally the Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that, in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2025 and December 31, 2024, and the results of operations for the three months ended March 31, 2025 and 2024. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, and did not have an impact on the prior year net income or stockholders’ equity. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited Consolidated Financial Statements should be read along with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s 2024 Annual Report on Form 10-K.
On March 28, 2024, the Bank entered into a Purchase and Assumption Agreement with PromiseOne Bank, a Georgia state bank, to sell the deposits, other liabilities and certain physical assets of the Bank’s two branches located in Virginia (Annandale and Centreville). The transaction was completed on October 1, 2024.
On April 26, 2024, the Company entered into a merger agreement with Territorial Bancorp Inc. (“Territorial”), headquartered in Honolulu, Hawaii. Pursuant to the merger agreement, Territorial shareholders had the right to receive 0.8048 shares of Hope Bancorp common stock in exchange for each share of Territorial common stock they own. The merger was completed on April 2, 2025, and the legacy Territorial franchise in Hawaii continues to operate under the trade name Territorial Savings, a division of Bank of Hope. See Note 21—“Subsequent Events” for additional information regarding the merger.
Adopted Accounting Policies
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 requires public business entities to disclose in the rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The company adopted ASU 2023-09 on January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s Consolidated Financial Statements.

2.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$4,000	$—	$(23)	$3,977	$4,000	$—	$(43)	$3,957
Collateralized mortgage obligations (“CMO”)	842,108	187	(125,633)	716,662	861,179	152	(139,425)	721,906
Mortgage-backed securities (“MBS”):
Residential	463,694	—	(74,685)	389,009	473,099	—	(86,039)	387,060
Commercial	497,780	166	(49,735)	448,211	466,929	—	(56,078)	410,851
Asset-backed securities	83,995	126	(11)	84,110	103,081	157	(14)	103,224
Corporate securities	23,242	—	(2,400)	20,842	23,254	—	(2,560)	20,694
Municipal securities	190,323	—	(14,724)	175,599	191,138	28	(15,615)	175,551
Total investment securities AFS	$2,105,142	$479	$(267,211)	$1,838,410	$2,122,680	$337	$(299,774)	$1,823,243

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$140,359	$—	$(10,083)	$130,276	$142,059	$—	$(12,629)	$129,430
Commercial	109,817	1	(7,014)	102,804	110,326	—	(8,632)	101,694
Total investment securities HTM	$250,176	$1	$(17,097)	$233,080	$252,385	$—	$(21,261)	$231,124
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at March 31, 2025 and December 31, 2024, totaled $6.2 million and $7.6 million, respectively, and was included in accrued interest receivable on the Consolidated Statements of Financial Condition.
At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2025 and December 31, 2024, $187.5 million and $210.5 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive loss.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Interest income on investment securities
Taxable	$15,359	$16,982
Nontaxable	533	1,067
Total	$15,892	$18,049

The amortized cost and estimated fair value of investment securities at March 31, 2025, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$3,986	$3,945	$—	$—
Due after one year through five years	133,995	129,235	23,517	23,245
Due after five years through ten years	162,187	154,756	8,862	8,573
Due after ten years	1,804,974	1,550,474	217,797	201,262
Total	$2,105,142	$1,838,410	$250,176	$233,080
Securities with carrying values of approximately $130 thousand and $219.4 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.
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

	March 31, 2025
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	$—	$—	1	$3,977	$(23)	1	$3,977	$(23)
CMOs	5	46,697	(69)	95	633,529	(125,564)	100	680,226	(125,633)
MBS:
Residential	2	19,270	(725)	63	369,739	(73,960)	65	389,009	(74,685)
Commercial	10	70,477	(1,390)	58	344,162	(48,345)	68	414,639	(49,735)
Asset-backed securities	2	20,975	(11)	—	—	—	2	20,975	(11)
Corporate securities	—	—	—	6	20,842	(2,400)	6	20,842	(2,400)
Municipal securities	16	89,439	(2,818)	42	86,160	(11,906)	58	175,599	(14,724)
Total	35	$246,858	$(5,013)	265	$1,458,409	$(262,198)	300	$1,705,267	$(267,211)

	December 31, 2024
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	$—	$—	1	$3,957	$(43)	1	$3,957	$(43)
CMOs	7	59,661	(527)	95	636,472	(138,898)	102	696,133	(139,425)
MBS:
Residential	2	19,183	(1,029)	63	367,877	(85,010)	65	387,060	(86,039)
Commercial	10	70,728	(2,406)	57	340,123	(53,672)	67	410,851	(56,078)
Asset-backed securities	1	5,007	(14)	—	—	—	1	5,007	(14)
Corporate securities	—	—	—	6	20,694	(2,560)	6	20,694	(2,560)
Municipal securities	18	77,119	(3,348)	39	83,515	(12,267)	57	160,634	(15,615)
Total	38	$231,698	$(7,324)	261	$1,452,638	$(292,450)	299	$1,684,336	$(299,774)
The Company had agency securities, collateralized mortgage obligations, mortgage-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at March 31, 2025. The agency securities, collateralized mortgage obligations, and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on corporate and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. Under CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.
86.6% of the Company’s investment portfolio at March 31, 2025, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had two asset-backed securities, six corporate securities, and 58 municipal bonds in unrealized loss positions at March 31, 2025. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at March 31, 2025.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. Once the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at March 31, 2025 and December 31, 2024.

Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government agency or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At March 31, 2025, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at March 31, 2025 and December 31, 2024.

3.    Equity Investments
Equity investments with readily determinable fair values at March 31, 2025 and December 31, 2024, consisted of mutual funds in the amounts of $50.3 million and $4.3 million, respectively, and were included in equity investments on the Consolidated Statements of Financial Condition.
During the three months ended March 31, 2025, the Company purchased $45.3 million in equity investments with readily determinable fair values, consisting of Community Reinvestment Act (“CRA”) mutual funds. There were no equity investments with readily determinable fair values that were purchased during the same period of 2024.
The changes in fair value for equity investments with readily determinable fair values for the three months ended March 31, 2025 and 2024, totaled $626 thousand and $(46) thousand, respectively, which were recorded in other noninterest income and fees in the Consolidated Statements of Income.

At March 31, 2025 and December 31, 2024, the Company also had equity investments without readily determinable fair values, which are carried at cost less any determined impairment. The balance of these investments is adjusted for changes in subsequent observable prices. At March 31, 2025, the total balance of equity investments without readily determinable fair values included in equity investments on the Consolidated Statements of Financial Condition was $35.9 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $34.6 million in CRA investments. At December 31, 2024, the total balance of equity investments without readily determinable fair values was $35.6 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $34.2 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three months ended March 31, 2025 and 2024.

4.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by segment:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$8,377,106	$8,527,008
Commercial and industrial (“C&I”) loans	3,756,046	3,967,596
Residential mortgage loans	1,157,643	1,082,459
Consumer and other loans	44,499	41,209
Total loans receivable, net of deferred costs and fees	13,335,294	13,618,272
Allowance for credit losses	(147,412)	(150,527)
Loans receivable, net of allowance for credit losses	$13,187,882	$13,467,745
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred costs of $1.1 million and net deferred fees of $241 thousand at March 31, 2025 and December 31, 2024, respectively.
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
The Company had loans receivable of $13.34 billion at March 31, 2025, a decrease of $283.0 million, or 2.1%, from December 31, 2024. The decrease in loans receivable during the three months ended March 31, 2025, was due to a decrease in C&I and CRE loans, partially offset by growth in residential mortgage loans. During the three months ended March 31, 2025, loan payoffs, paydowns and sales exceeded new origination volume, reflecting, in part, an elevated pace of payoffs in a high interest rate environment.
The Company had $183 thousand in loans held for sale at March 31, 2025, compared with $14.5 million at December 31, 2024. Loans held for sale at March 31, 2025, consisted of $183 thousand in residential mortgage loans. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three months ended March 31, 2025 and 2024.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2025
Balance, beginning of period	$88,374	$57,243	$4,438	$472	$150,527
Provision (credit) for credit loss on loans	(4,611)	8,565	1,211	35	5,200
Loans charged off	(905)	(7,555)	—	(88)	(8,548)
Recoveries of charge offs	6	171	—	56	233
Balance, end of period	$82,864	$58,424	$5,649	$475	$147,412

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2024
Balance, beginning of period	$93,940	$51,291	$12,838	$625	$158,694
Provision (credit) for credit loss on loans	(3,614)	8,246	(896)	(136)	3,600
Loans charged off	(38)	(4,619)	—	(63)	(4,720)
Recoveries of charge offs	535	547	—	102	1,184
Balance, end of period	$90,823	$55,465	$11,942	$528	$158,758

The following tables break out the allowance for credit losses and loan balance by measurement methodology at March 31, 2025 and December 31, 2024:

	March 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$825	$4,365	$36	$—	$5,226
Collectively evaluated	82,039	54,059	5,613	475	142,186
Total	$82,864	$58,424	$5,649	$475	$147,412

Loans outstanding:
Individually evaluated	$24,106	$50,544	$9,113	$45	$83,808
Collectively evaluated	8,353,000	3,705,502	1,148,530	44,454	13,251,486
Total	$8,377,106	$3,756,046	$1,157,643	$44,499	$13,335,294

	December 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$880	$5,172	$37	$—	$6,089
Collectively evaluated	87,494	52,071	4,401	472	144,438
Total	$88,374	$57,243	$4,438	$472	$150,527

Loans outstanding:
Individually evaluated	$23,235	$60,807	$6,314	$47	$90,403
Collectively evaluated	8,503,773	3,906,789	1,076,145	41,162	13,527,869
Total	$8,527,008	$3,967,596	$1,082,459	$41,209	$13,618,272
At March 31, 2025 and December 31, 2024, reserves for unfunded loan commitments recorded in other liabilities were $2.3 million and $2.7 million, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded a reduction to reserves for unfunded commitments of $400 thousand and $1.0 million, respectively.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$15,811	$8,295	$24,106	$—
C&I loans	28,287	22,257	50,544	—
Residential mortgage loans	5,460	3,653	9,113	—
Consumer and other loans	—	45	45	98
Total	$49,558	$34,250	$83,808	$98

	December 31, 2024
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$17,691	$5,705	$23,396	$—
C&I loans	33,005	27,802	60,807	129
Residential mortgage loans	2,933	3,381	6,314	—
Consumer and other loans	—	47	47	100
Total	$53,629	$36,935	$90,564	$229
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $11.8 million and $12.8 million, at March 31, 2025 and December 31, 2024, respectively.

The following table presents the amortized cost of collateral-dependent loans at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$17,816	$—	$17,816	$20,557	$—	$20,557
C&I loans	191	47,825	48,016	6,105	53,809	59,914
Residential mortgage loans	5,460	—	5,460	2,933	—	2,933
Total	$23,467	$47,825	$71,292	$29,595	$53,809	$83,404

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the three months ended March 31, 2025, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. At March 31, 2025 and December 31, 2024, real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, restaurant, and land properties and real estate collateral securing residential mortgage loans consisted of underlying residential mortgage loan homes. Collateral dependent loans secured by other collateral at March 31, 2025 and December 31, 2024 consisted of loans secured by accounts receivables, inventory, tax credits, and underlying businesses.

Accrued interest receivable on loans totaled $42.3 million at March 31, 2025, and $43.0 million at December 31, 2024. The Company has elected to exclude accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company has elected to write off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
CRE loans	$99	$191
C&I loans	141	588
Residential mortgage loans	37	6
Total	$277	$785
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at March 31, 2025 and December 31, 2024, by loan segment:

	March 31, 2025				December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$6,584	$1,185	$6,960	$14,729	$1,820	$1,917	$6,021	$9,758
C&I loans	1,016	26,549	26,175	53,740	2,516	10,250	23,079	35,845
Residential mortgage loans	7,643	1,124	5,233	14,000	5,926	5,445	2,845	14,216
Consumer and other loans	116	37	107	260	190	289	109	588
Total Past Due	$15,359	$28,895	$38,475	$82,729	$10,452	$17,901	$32,054	$60,407

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

The following table presents the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Term Loan by Year						Revolving Loans	Total
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
CRE loans
Pass	$269,422	$835,335	$497,070	$2,216,812	$1,843,564	$2,435,053	$117,044	$8,214,300
Special mention	—	—	19,538	34,690	7,793	16,689	799	79,509
Substandard	—	—	961	4,908	35,174	42,254	—	83,297
Subtotal	$269,422	$835,335	$517,569	$2,256,410	$1,886,531	$2,493,996	$117,843	$8,377,106
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$905	$—	$905

C&I loans
Pass	$385,142	$1,198,186	$377,472	$628,659	$271,702	$101,801	$516,576	$3,479,538
Special mention	169	4,145	26,814	17,678	33,122	—	23,222	105,150
Substandard	407	11,583	10,138	20,539	34,957	1,257	51,235	130,116
Doubtful / loss	—	206	12,886	28,150	—	—	—	41,242
Subtotal	$385,718	$1,214,120	$427,310	$695,026	$339,781	$103,058	$591,033	$3,756,046
Year-to-date gross charge offs	$—	$31	$4,306	$29	$—	$3,189	$—	$7,555

Residential mortgage loans
Pass	$102,354	$278,561	$78,496	$341,827	$234,284	$112,757	$—	$1,148,279
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,248	8,116	—	9,364
Subtotal	$102,354	$278,561	$78,496	$341,827	$235,532	$120,873	$—	$1,157,643
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$4,185	$4,440	$607	$173	$131	$8,778	$26,140	$44,454
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	45	—	45
Subtotal	$4,185	$4,440	$607	$173	$131	$8,823	$26,140	$44,499
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$88	$88

Total loans
Pass	$761,103	$2,316,522	$953,645	$3,187,471	$2,349,681	$2,658,389	$659,760	$12,886,571
Special mention	169	4,145	46,352	52,368	40,915	16,689	24,021	184,659
Substandard	407	11,583	11,099	25,447	71,379	51,672	51,235	222,822
Doubtful / loss	—	206	12,886	28,150	—	—	—	41,242
Total	$761,679	$2,332,456	$1,023,982	$3,293,436	$2,461,975	$2,726,750	$735,016	$13,335,294
Total year-to-date gross charge offs	$—	$31	$4,306	$29	$—	$4,094	$88	$8,548

	December 31, 2024
	Term Loan by Year						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
CRE loans
Pass	$866,696	$564,267	$2,316,371	$1,885,509	$1,111,807	$1,535,735	$117,265	$8,397,650
Special mention	—	15,000	9,879	7,800	1,853	8,778	799	44,109
Substandard	—	966	4,908	32,863	5,469	41,043	—	85,249
Subtotal	$866,696	$580,233	$2,331,158	$1,926,172	$1,119,129	$1,585,556	$118,064	$8,527,008
Year-to-date gross charge offs	$—	$—	$165	$—	$101	$842	$—	$1,108

C&I loans
Pass	$1,426,813	$494,432	$743,004	$348,107	$102,725	$43,377	$495,141	$3,653,599
Special mention	1,773	16,116	23,831	24,197	—	14,692	54,355	134,964
Substandard	11,990	7,774	19,829	37,320	113	862	55,330	133,218
Doubtful / loss	211	17,446	28,158	—	—	—	—	45,815
Subtotal	$1,440,787	$535,768	$814,822	$409,624	$102,838	$58,931	$604,826	$3,967,596
Year-to-date gross charge offs	$—	$2,214	$27,239	$107	$—	$102	$—	$29,662

Residential mortgage loans
Pass	$286,539	$82,682	$344,940	$239,124	$1,320	$121,287	$—	$1,075,892
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	968	1,803	3,796	—	6,567
Subtotal	$286,539	$82,682	$344,940	$240,092	$3,123	$125,083	$—	$1,082,459
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$6,386	$642	$192	$162	$875	$8,318	$24,587	$41,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Subtotal	$6,386	$642	$192	$162	$875	$8,365	$24,587	$41,209
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$318	$318

Total loans
Pass	$2,586,434	$1,142,023	$3,404,507	$2,472,902	$1,216,727	$1,708,717	$636,993	$13,168,303
Special mention	1,773	31,116	33,710	31,997	1,853	23,470	55,154	179,073
Substandard	11,990	8,740	24,737	71,151	7,385	45,748	55,330	225,081
Doubtful / loss	211	17,446	28,158	—	—	—	—	45,815
Total	$2,600,408	$1,199,325	$3,491,112	$2,576,050	$1,225,965	$1,777,935	$747,477	$13,618,272
Total year-to-date gross charge offs	$—	$2,214	$27,404	$107	$101	$944	$318	$31,088
For the three months ended March 31, 2025 and the twelve months ended December 31, 2024, there were no revolving loans converted to term loans.

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three months ended March 31, 2025 and 2024, is presented in the following table:

	Three Months Ended March 31,
	2025	2024
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$35,526	$—
C&I loans	23,542	—
Total	$59,068	$—
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented less than 2% of the Company’s total loan portfolio at March 31, 2025.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At March 31, 2025, the Company utilized the March 2025 consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 2.0% in 2025, 2.0% for 2026, and 2.1% for 2027, with unemployment projected to be 4.1% for 2025, 4.2% for 2026, and 4.1% in 2027. CRE prices in the consensus scenario were expected to increase, with the CRE price index projected to grow 0.1% for 2025, 3.2% for 2026, and 6.1% in 2027. The Company also utilized Moody’s December 2024 consensus economic forecast for the calculation of the December 31, 2024 ACL.

In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled and non-modeled estimated loss approaches. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 25 basis points for each loan type pool. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Interagency Policy Statement on the Allowance for Credit Losses:
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

Loan Modifications to Borrowers Experiencing Financial Difficulty
The tables below present the amortized cost of loans modified to borrowers experiencing financial difficulty for the periods presented, disaggregated by loan class and type of modification.

	Three Months Ended March 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	8,577	—	8,577
Term extension	—	3,463	—	—	3,463
Total Loan Modifications	$—	$3,463	$8,577	$—	$12,040
% of Loan Class	—%	0.09%	0.74%	—%	0.09%

	Three Months Ended March 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$10,140	$—	$—	$10,140
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	—	—	—	—	—
Total Loan Modifications	$—	$10,140	$—	$—	$10,140
% of Loan Class	—%	0.25%	—%	—%	0.07%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Principal forgiveness
C&I loans	Forgiveness of principal totaling:	$— million	$4.4 million
Payment delay
Residential mortgage loans	Length of payment delay by a weighted average of:	0.3 years	0.0 years
Term extension
C&I loans	Extended term by a weighted average of:	0.3 years	0.0 years

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the three months ended March 31, 2025, the Company had one residential mortgage loan totaling $2.5 million that was modified through a payment delay within the 12 months ended March 31, 2025, and that experienced a payment default during the three months ended March 31, 2025. All loans that have been modified within the 12 months ended March 31, 2024, to borrowers experiencing financial difficulty were current at March 31, 2024.

5.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill
The carrying amount of the Company’s goodwill at March 31, 2025, and December 31, 2024, was $464.5 million. There was no impairment of goodwill recorded during the three months ended March 31, 2025.
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
Intangible Assets
Amortization expense related to core deposit intangible assets totaled $376 thousand and $401 thousand for the three months ended March 31, 2025 and 2024, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2025 and December 31, 2024:

			March 31, 2025		December 31, 2024
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Wilshire Bancorp acquisition	10 years	$18,138	$(16,183)	$1,955	$(15,807)	$2,331
Servicing Assets
Total servicing assets at March 31, 2025 totaled $10.8 million comprised of $9.4 million in SBA servicing assets and $1.4 million in mortgage related servicing assets. At December 31, 2024, servicing assets totaled $10.1 million and comprised $8.6 million in SBA servicing assets and $1.5 million in mortgage related servicing assets.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At March 31, 2025 and December 31, 2024, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$10,051	$9,631
Additions through originations of servicing assets	1,444	7
Amortization	(720)	(769)
Balance at end of period	$10,775	$8,869
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $993.2 million at March 31, 2025, and $975.0 million at December 31, 2024.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at March 31, 2025 and December 31, 2024, are presented below.

	March 31, 2025	December 31, 2024
SBA Servicing Assets:
Weighted-average discount rate	9.30%	10.18%
Constant prepayment rate	9.13%	9.33%
Mortgage Servicing Assets:
Weighted-average discount rate	11.00%	11.13%
Constant prepayment rate	3.79%	4.37%

6.    Deposits
Total deposits of $14.49 billion at March 31, 2025, were up $160.8 million, or 1.1%, from $14.33 billion at December 31, 2024.
The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2025 and December 31, 2024 was $2.75 billion and $2.71 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at March 31, 2025 and December 31, 2024. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2025 and December 31, 2024, a letter of credit issued by the FHLB for $330.0 million and $150.0 million, respectively, and at December 31, 2024, securities with an aggregate fair value of $200.5 million were pledged as collateral for the California State Treasurer’s deposits.
Brokered deposits at March 31, 2025 and December 31, 2024, totaled $980.3 million and $1.06 billion, respectively. Brokered deposits at March 31, 2025, consisted of $478.4 million in money market and NOW accounts and $501.9 million in time deposit accounts. Brokered deposits at December 31, 2024, consisted of $527.1 million in money market and NOW accounts and $536.0 million in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $3.4 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively.
The following is a breakdown of the Company’s deposits at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$3,362,842	23%	$3,377,950	24%
Money market and NOW accounts	4,779,899	33%	4,515,251	31%
Savings deposits	630,572	4%	660,484	5%
Time deposits	5,715,006	40%	5,773,804	40%
Total deposits	$14,488,319	100%	$14,327,489	100%

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

7.    Borrowings
At March 31, 2025, borrowings totaled $100.0 million, compared with $239.0 million at December 31, 2024. All of the Company’s borrowings at March 31, 2025 and December 31, 2024, had maturities of less than 12 months. The tables below summarize the Company’s borrowing lines at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$3,925,192	$100,000	4.55%	$3,825,192
FRB Discount Window	1,692,526	—	—%	1,692,526
Unsecured Federal Funds lines	317,391	—	—%	317,391
Total	$5,935,109	$100,000	4.55%	$5,835,109

	December 31, 2024
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,151,408	$100,000	4.88%	$4,051,408
FRB Discount Window	1,731,467	139,000	4.50%	1,592,467
Unsecured Federal Funds lines	317,391	—	—%	317,391
Total	$6,200,266	$239,000	4.66%	$5,961,266

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company’s available borrowing capacity decreased to $5.84 billion at March 31, 2025 from $5.96 billion at December 31, 2024, mainly due to an increase in FHLB issued letters of credit from $150.0 million at December 31, 2024 to $330.0 million at March 31, 2025. At March 31, 2025 and December 31, 2024, loans with a carrying amount of $7.56 billion and $7.58 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity, respectively. At March 31, 2025, other than FHLB stock, no securities were pledged as collateral to the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As a member of the FRB system, the Bank may also borrow from the FRB discount window. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 99% of the fair market value of the qualifying loans and securities that are pledged. At March 31, 2025, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $1.94 billion. There were no investment securities pledged at the discount window at March 31, 2025.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at March 31, 2025 and December 31, 2024.

8.    Convertible Notes and Subordinated Debentures
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
On May 15, 2023, most holders of the Company’s convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. During 2023, the Company also repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker. No notes were repurchased or paid off in the three months ended March 31, 2025 or the year ended December 31, 2024.
The carrying value of the convertible notes at March 31, 2025 and December 31, 2024, was $444 thousand. The capitalized issuance costs were fully amortized at both March 31, 2025 and December 31, 2024.
Interest expense on the convertible notes for the three months ended March 31, 2025 and 2024, totaled $2 thousand each.
Subordinated Debentures
At March 31, 2025, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at March 31, 2025:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	7.71%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	7.41%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	7.51%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	6.21%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,543	Variable	7.41%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	17,004	Variable	6.35%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	12,204	Variable	5.96%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,653	Variable	5.94%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	16,205	Variable	6.18%	06/30/2037
Total		$126,000	$109,477

The carrying value of the subordinated debentures at March 31, 2025 and December 31, 2024, was $109.5 million and $109.1 million, respectively. At March 31, 2025 and December 31, 2024, acquired subordinated debentures had remaining discounts of $20.4 million and $20.8 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2025 and December 31, 2024, and is included in other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.

9.    Commitments and Contingencies
The following table presents a summary of commitments described below at the dates indicated below:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to extend credit	$2,182,641	$2,255,785
Standby letters of credit	130,330	134,548
Other letters of credit	13,252	22,874
Commitments to fund affordable housing partnerships and CRA investments	19,059	18,845
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
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $2.3 million at March 31, 2025, and $2.7 million at December 31, 2024.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $305 thousand at March 31, 2025, and $664 thousand at December 31, 2024. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

10.    Stockholders’ Equity
Total stockholders’ equity at March 31, 2025, was $2.16 billion, compared with $2.13 billion at December 31, 2024.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which an estimated $35.3 million remained available at March 31, 2025. During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock as part of this program (see Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information).
For the three months ended March 31, 2025 and 2024, the Company paid dividends of $0.14 per common share.
The following table presents the changes to accumulated other comprehensive income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$(227,872)	$(204,738)

Unrealized net gains (losses) on investment securities AFS	32,705	(13,734)
Unrealized net losses on interest rate contracts used for cash flow hedges	(1,184)	(8,186)
Reclassification adjustments for net gains realized in net income	(1,055)	(2,931)
Tax effect	(8,906)	7,311
Other comprehensive income (loss), net of tax	21,560	(17,540)
Balance at end of period	$(206,312)	$(222,278)
Reclassifications for net gains and losses realized in net income for the three months ended March 31, 2025 and 2024, related to net gains on interest rate contracts designated as cash flow hedges, amortization on unrealized losses from transferred investment securities to HTM, and net gains on sales of investment securities. Gains and losses on interest rate contracts are recorded in interest income and expense in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the three months ended March 31, 2025 and 2024, the Company reclassified net gains of $1.9 million and $3.8 million on interest rate contracts designated as cash flow hedges, respectively, from other comprehensive income to net interest income.
For the three months ended March 31, 2025 and 2024, the Company recorded a reclassification adjustment of $857 thousand and $847 thousand, respectively, from other comprehensive income to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM.

11.    Earnings Per Share (“EPS”)
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended March 31, 2025 and 2024, stock options and restricted share awards of 441,211 and 642,245 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at March 31, 2025. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 8—“Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). Under the required if-converted method for calculating dilutive EPS for convertible instruments, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three months ended March 31, 2025 and 2024, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three months ended March 31, 2025 and 2024, as the conversion price exceeded the market price of the Company’s stock.
The following table presents computations of basic and diluted EPS for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025			2024
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$21,096	120,811,472	$0.17	$25,864	120,187,300	$0.22
Effect of dilutive securities:
Stock options and restricted stock		621,608			832,992
Diluted EPS - common stock	$21,096	121,433,080	$0.17	$25,864	121,020,292	$0.21

12.    Segment Reporting
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
The following table presents certain segment income statement information, including significant expense categories:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net interest income	$100,817	$115,047
Provision for credit losses	(4,800)	(2,600)
Noninterest income	15,688	8,286
Noninterest expense	(83,861)	(84,839)
Income before income tax expense	$27,844	$35,894

Significant segment expenses
Salaries and employee benefits	$48,460	$47,577
Occupancy	7,166	6,786
Furniture and equipment	5,713	5,340
Data processing and communications	2,907	2,990
The following table presents certain segment balance sheet information:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Total assets	$17,068,316	$17,054,008
Investment securities AFS and HTM	2,088,586	2,075,628
Total loans receivable	13,335,294	13,618,272
Total deposits	14,488,319	14,327,489

13.    Revenue Recognition
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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$230	$244
Customer analysis charges	1,534	1,423
NSF charges	1,051	814
Other service charges	82	79
Total noninterest bearing deposit account income	2,897	2,560

Interest bearing deposit account income:
Monthly service charges	24	27
Total service fees on deposit accounts	$2,921	$2,587

Wire transfer fee income:
Wire transfer fees	$345	$263
Foreign exchange fees	641	549
Total wire transfer and foreign currency fees	$986	$812

14.    Stock-Based Compensation
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
The 2024 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2024 Plan reserved for 4,500,000 shares available for grant to participants. At March 31, 2025, there were 2,725,626 remaining shares available for future grants under the 2024 Plan. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2024 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
The following is a summary of the stock option activity under the Company’s plans for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2025	421,231	$17.04
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding - March 31, 2025	421,231	$17.04	1.38	$—
Options exercisable - March 31, 2025	421,231	$17.04	1.38	$—
The following is a summary of the restricted stock and performance unit activity under the Company’s plans for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2025	1,705,716	$11.84
Granted	1,115,748	10.61
Vested	(520,135)	12.08
Forfeited	(179,245)	13.82
Outstanding (unvested) - March 31, 2025	2,122,084	$10.97
The total fair value of restricted stock and performance units vested during the three months ended March 31, 2025 and 2024, was $5.5 million and $8.5 million, respectively.

The total amounts charged against income related to stock-based payment arrangements were $1.9 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit recognized was approximately $555 thousand and $751 thousand for the three months ended March 31, 2025 and 2024, respectively.
Since all stock option grants were vested at March 31, 2025, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units at March 31, 2025 was $18.4 million, and is expected to be recognized over a weighted average vesting period of 2.53 years.

15.    Income Taxes
For the three months ended March 31, 2025, the Company recorded an income tax provision of $6.7 million on pretax income of $27.8 million, representing an effective tax rate of 24.24%, compared with an income tax provision of $10.0 million on pretax income of $35.9 million, representing an effective tax rate of 27.94% for the three months ended March 31, 2024.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $696 thousand both at March 31, 2025 and December 31, 2024, that relate to uncertainties associated with federal and state income tax matters.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by $214 thousand in the next twelve months due to the expiration of statute of limitations.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at March 31, 2025 or December 31, 2024.

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
The tables below present the fair value of the Company’s derivative financial instruments at March 31, 2025 and December 31, 2024. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities,” respectively, on the Company’s Consolidated Statements of Financial Condition.

	March 31, 2025
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$725,000	$—	$—
Interest rate collars	500,000	69	(168)
Total	$1,225,000	$69	$(168)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,136,324	$35,927	$(4,534)
Interest rate contracts with customers	1,136,324	4,534	(36,767)
Foreign exchange contracts with correspondent banks	16,735	541	(69)
Risk participation agreement	100,495	—	(21)
Mortgage banking derivatives	1,529	9	(2)
Total	$2,391,407	$41,011	$(41,393)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2024
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$1,125,000	$—	$(2,330)
Interest rate collars	500,000	—	(1,227)
Forward interest rate swaps	200,000	—	(1,474)
Total	$1,825,000	$—	$(5,031)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,120,217	$46,294	$(1,400)
Interest rate contracts with customers	1,120,217	1,400	(47,384)
Foreign exchange contracts with correspondent banks	16,056	894	(1)
Foreign exchange contracts with customers	224	6	—
Risk participation agreement	100,957	—	(15)
Total	$2,357,671	$48,594	$(48,800)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term SOFR and Federal Funds Rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $1.1 million, net of taxes, from AOCI as an increase to net interest income, including a decrease of $2.3 million from terminated swaps.
During the three months ended March 31, 2025, the Company terminated $600.0 million in notional value of receive fixed swaps set to mature through September 2028. The swaps were designated as cash flow hedges on the changes in cash flows associated with certain variable rate loans. The termination of the swaps was performed to reduce prolonged exposure to higher interest rates. Prior to the termination of the swaps, the change in value of the swaps was recorded through accumulated other comprehensive income. Including previously terminated swaps in 2024 totaling to $400.0 million in notional value of receive fixed swaps, $7.3 million in pre-tax losses in AOCI at March 31, 2025, which represents the total unamortized fair value adjustments on $1.00 billion in notional value of terminated received fixed swaps, will be amortized as a reduction to net interest income over an expected remaining period of 2.5 years.
The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2025	2024
		(Dollars in thousands)
Interest rate contracts	Interest income and fees on loans	$(997)	$(1,000)
Interest rate contracts	Interest expense on deposits	1,876	3,483
Interest rate contracts	Interest expense on FHLB and FRB borrowings	1,033	1,295
Total		$1,912	$3,778
Derivatives not designated as hedges
The Company’s derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Simultaneously, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer interest rate contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition. The change in fair value is recognized in the Consolidated Statements of Income as other income and fees.
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in “Other assets” and “Other liabilities” on the Consolidated Statements of Financial Condition. During the three months ended March 31, 2025 and 2024, the changes in fair value on foreign exchange contracts were losses of $426 thousand and gains of $263 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees.

At March 31, 2025, the Company had risk participation agreements with an outside counterparty for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrowers fail to perform on their interest rate derivative contracts. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, is recognized in earnings at the time of the transaction.
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

17.    Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$3,977	$—	$3,977	$—
Collateralized mortgage obligations	716,662	—	716,662	—
Mortgage-backed securities:
Residential	389,009	—	389,009	—
Commercial	448,211	—	448,211	—
Asset-backed securities	84,110	—	84,110	—
Corporate securities	20,842	—	20,842	—
Municipal securities	175,599	—	174,792	807
Equity investments with readily determinable fair value	50,295	50,295	—	—
Interest rate contracts	40,461	—	40,461	—
Mortgage banking derivatives	9	—	9	—
Other derivatives	610	—	610	—

Liabilities:
Interest rate contracts	41,301	—	41,301	—
Mortgage banking derivatives	2	—	2	—
Other derivatives	258	—	237	21

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2025 and 2024.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$812	$858
Change in fair value included in other comprehensive income	(5)	(39)
Ending Balance	$807	$819

Risk participation agreements:
Beginning Balance	$15	$28
Change in fair value included in income	6	(15)
Ending Balance	$21	$13

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans and loans held for sale. These fair value adjustments result from individually evaluated ACL recognized during the period, and application of the lower of cost or fair value on loans held for sale.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$2,338	$—	$—	$2,338
C&I loans	23,011	—	—	23,011

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$2,985	$—	$—	$2,985
C&I loans	38,993	—	—	38,993
Loans held for sale, net	11,611	—	11,611	—
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(39)	$(477)
C&I loans	(7,950)	(4,341)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs			Weighted-Average of Inputs
	(Dollars in thousands)
March 31, 2025
Collateral dependent loans	$2,338	Collateral Fair Value	Selling cost	8.5%			8.5%
	9,147	Enterprise Value	EBITDA(1) multiple	8.0			8.0
			Active bid	23.2%			23.2%
	13,864	Asset Fair Value	Discount	16.3%	-	90.0%	45.8%

December 31, 2024
Collateral dependent loans	$7,963	Collateral Fair Value	Selling cost	8.5%			8.5%
	2,359	Enterprise Value	EBITDA(1) multiple	5.2			5.2
	10,336	Enterprise value	Revenue multiple	1.0			1.0
			EBITDA(1) multiple	8.0			8.0
	21,320	Asset Fair Value	Discount	10.1%	-	91.2%	38.8%
__________________________________
(1)    EBITDA = earnings before interest, tax, depreciation and amortization.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$733,482	$733,482	Level 1
Investment securities HTM	250,176	233,080	Level 2
Equity investments without readily determinable fair values	35,941	35,941	Level 2
Loans held for sale	183	187	Level 2
Loans receivable, net	13,187,882	12,931,406	Level 3
Accrued interest receivable	49,986	49,986	Level 2/3
Servicing assets, net	10,775	20,445	Level 3
Customers’ liabilities on acceptances	1,016	1,016	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,362,842	$3,362,842	Level 2
Money market, interest bearing demand and savings deposits	5,410,471	5,410,471	Level 2
Time deposits	5,715,006	5,715,996	Level 2
FHLB and FRB borrowings	100,000	100,205	Level 2
Convertible notes, net	444	431	Level 1
Subordinated debentures	109,477	106,032	Level 3
Accrued interest payable	81,436	81,436	Level 2
Acceptances outstanding	1,016	1,016	Level 2

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$458,199	$458,199	Level 1
Investment securities HTM	252,385	231,124	Level 2
Equity investments without readily determinable fair values	35,625	35,625	Level 2
Loans held for sale	14,491	14,504	Level 2
Loans receivable, net	13,467,745	13,179,753	Level 3
Accrued interest receivable	51,169	51,169	Level 2/3
Servicing assets, net	10,051	19,113	Level 3
Customers’ liabilities on acceptances	484	484	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,377,950	$3,377,950	Level 2
Money market, interest bearing demand and savings deposits	5,175,735	5,175,735	Level 2
Time deposits	5,773,804	5,782,223	Level 2
FHLB and FRB borrowings	239,000	239,358	Level 2
Convertible notes, net	444	438	Level 1
Subordinated debentures	109,140	105,729	Level 3
Accrued interest payable	93,784	93,784	Level 2
Acceptances outstanding	484	484	Level 2

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

18.    Leases
The Company’s operating leases are real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 to 8 years at March 31, 2025. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
The table below summarizes supplemental balance sheet information related to operating leases:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Operating lease ROU assets	$36,574	$39,432
Current portion of long-term lease liabilities	14,031	13,946
Long-term lease liabilities	26,891	30,113
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the three months ended March 31, 2025, the Company extended two leases and did not enter into any new lease contracts. Lease extension terms ranged from one to five years and the Company reassessed the ROU assets and lease liabilities related to these leases.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Operating lease cost	$3,661	$3,606
Variable lease cost	866	808
Sublease income	(92)	(39)
Net lease cost	$4,435	$4,375
Rent expense for the three months ended March 31, 2025 and 2024, was $4.4 million and $4.2 million, respectively.
The table below summarizes other information related to the Company’s operating leases:

	At or for the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$3,939	$3,981
Weighted-average remaining lease term - operating leases	3.4 years	3.9 years
Weighted-average discount rate - operating leases	3.17%	2.84%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2025
(Dollars in thousands)
2025	$11,374
2026	14,550
2027	9,050
2028	4,273
2029	2,098
2030 and thereafter	2,026
Total lease payments	43,371
Less: imputed interest	2,449
Total lease obligations	$40,922
At March 31, 2025, the Company had no operating lease commitments that had not yet commenced.
The Company did not have any finance leases at March 31, 2025 and December 31, 2024.
On October 1, 2024, the Company sold two of its branches located in Virginia (Annandale and Centreville) to PromiseOne Bank, a Georgia state bank. As part of the transaction, PromiseOne Bank took over the Company’s lease liabilities related to the branch locations sold.

19.    Investments in Tax Credit Structures
The Company invests in the equity of certain limited partnerships or limited liability companies that typically are associated with affordable housing partnerships and renewable solar energy projects that generate LIHTC and other income tax benefits for the Company.
Following the adoption of ASU 2023-02 in 2024, the Company elected to account for its tax credit investments using the proportional amortization method (“PAM”) on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 1—“Summary of Significant Accounting Policies”, of its audited Consolidated Financial Statements included in its 2024 Annual Report Form 10-K.
The Company records its investments in qualifying affordable housing partnerships, net, using the equity investment method. The Company’s 2024 investment in a solar tax credit was accounted for under PAM and recorded under other assets, and its commitment to fund investments in tax credit structures was recorded in other liabilities on the Consolidated Statements of Financial Condition.
The following table presents the investments and unfunded commitment of the Company’s investments in tax credit structures at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Assets	Unfunded Commitments	Assets	Unfunded Commitments
		(Dollars in thousands)
PAM:
Investments in solar tax credit	$3,106	$2,758	$3,425	$2,758
Equity method:
Investments in affordable housing partnerships	30,455	11,550	32,354	11,283
Total	$33,561	$14,308	$35,779	$14,041
The following table presents additional information related to tax credit and benefits and amortization recorded for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Tax credits and benefits:
PAM
Investments in solar tax credit	$350	$—
Equity method
Investments in affordable housing partnerships	2,660	2,767
Total	$3,010	$2,767
Amortization:
PAM
Investments in solar tax credit	$319	$—
Equity method
Investments in affordable housing partnerships	1,961	2,134
Total	$2,280	$2,134

20.    Regulatory Matters
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
At March 31, 2025, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
At March 31, 2025 and December 31, 2024, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated and include the effects of the Company’s election to utilize the five-year transition described above:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
March 31, 2025	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,898,603	13.28%	4.50%	N/A	7.00%
Bank	$1,972,477	13.80%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,004,179	14.02%	6.00%	N/A	8.50%
Bank	$1,972,477	13.80%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,153,418	15.06%	8.00%	N/A	10.50%
Bank	$2,121,716	14.85%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,004,179	11.92%	4.00%	N/A	N/A
Bank	$1,972,477	11.73%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2024	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,900,601	13.06%	4.50%	N/A	7.00%
Bank	$1,978,969	13.61%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,005,840	13.79%	6.00%	N/A	8.50%
Bank	$1,978,969	13.61%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,150,810	14.78%	8.00%	N/A	10.50%
Bank	$2,123,939	14.61%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,005,840	11.83%	4.00%	N/A	N/A
Bank	$1,978,969	11.68%	4.00%	5.00%	N/A

21.    Subsequent Events
Effective April 2, 2025, the Company completed its previously-announced merger with Territorial Bancorp Inc. (“Territorial”) pursuant to the Agreement and Plan of Merger, dated as of April 26, 2024, by and between the Company and Territorial (the “Merger Agreement”). On April 2, 2025, Territorial merged with and into the Company, immediately followed by the merger of Territorial’s subsidiary bank, Territorial Savings Bank, with and into the Company’s subsidiary bank, Bank of Hope, with the Company being the surviving corporation (the “Merger”).
Pursuant to the Merger Agreement, Territorial shareholders had the right to receive a fixed exchange ratio of 0.8048 shares of the Company’s common stock in exchange for each share of Territorial common stock held immediately prior to the completion of the Merger, with cash to be paid in lieu of fractional shares. At the completion of the merger, (i) each outstanding option to acquire shares of Territorial common stock was converted into a right to acquire shares of the Company’s common stock, subject to adjustments to the exercise price and number of shares issuable upon exercise of such option based on the 0.8048 exchange ratio; and (ii) each restricted share of Territorial common stock was converted into restricted shares of the Company’s common stock, as adjusted by the 0.8048 exchange ratio. The pre-merger outstanding shares of the Company’s common stock remained outstanding and were not affected by the Merger.
The Company issued 6,976,754 shares of the Company’s common stock to Territorial shareholders valued at $73.3 million, as part of the transaction based on the closing price of the Company’s common stock on April 2, 2025. Territorial had total assets of approximately $2.12 billion, including $1.28 billion of gross loans receivable, and $1.67 billion in deposits as of April 1, 2025. The legacy Territorial franchise in Hawaii continues to do business as Territorial Savings, a trade name of Bank of Hope. The Merger will be accounted for under ASC 805 as a business combination and the financial results of Territorial will be included in the Company’s Consolidated Financial Statements for the quarter ended June 30, 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 and the unaudited Consolidated Financial Statements and Notes set forth elsewhere in this Quarterly Report on Form 10-Q.
GENERAL

Hope Bancorp, Inc. is the holding company of Bank of Hope, the only regional Korean American bank in the United States with $17.07 billion in total assets at March 31, 2025. With the addition of Territorial Savings, a division of Bank of Hope, effective April 2, 2025, the Company became the largest regional bank catering to multicultural customers across the continental United States and Hawaii. Headquartered in Los Angeles, the Bank provides a full suite of commercial, corporate and consumer loans, deposit and fee-based products and services, including commercial and commercial real estate lending, SBA lending, residential mortgage and other consumer lending; treasury management services, foreign currency exchange solutions, interest rate derivative products, and international trade financing, among others. The Bank operates 46 full-service branches in California, New York, New Jersey, Washington, Texas, Illinois, New York, New Jersey, Alabama and Georgia under the Bank of Hope banner, and 29 branches in Hawaii under the Territorial Savings banner. The Bank also operates SBA loan production offices, commercial loan production offices, and residential mortgage loan production offices throughout the United States, and a representative office in Seoul, South Korea. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
The Bank’s principal business involves earning interest on loans and investment securities, primarily funded by deposits and borrowings. Operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts, providing fee-based products and services, and income from the sale of loans. Major expenses are the interest paid on deposits and borrowings, provisions for credit losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending, tariffs, political changes, and other events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our business, financial condition, and results of operations.

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A.

	At or for the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$217,166	$259,674
Interest expense	116,349	144,627
Net interest income	100,817	115,047
Provision for credit losses	4,800	2,600
Net interest income after provision for credit losses	96,017	112,447
Noninterest income	15,688	8,286
Noninterest expense	83,861	84,839
Income before income tax provision	27,844	35,894
Income tax provision	6,748	10,030
Net income	$21,096	$25,864

Per Share Data:
Earnings per common share – basic	$0.17	$0.22
Earnings per common share – diluted	$0.17	$0.21
Cash dividends declared per common share	$0.14	$0.14
Book value per common share (period end)	$17.84	$17.51
Tangible common equity (“TCE”) per share (period end) (1)	$13.99	$13.63

Common Share Count:
Number of common shares outstanding (period end)	121,074,988	120,610,029
Weighted average shares – basic	120,811,472	120,187,300
Weighted average shares – diluted	121,433,080	121,020,292

Selected Performance Ratios:
Return on average assets (2)	0.49%	0.54%
Return on average stockholders’ equity (2)	3.93%	4.87%
Return on average tangible equity (1) (2)	5.02%	6.24%
Net interest margin (2) (3)	2.54%	2.55%
Efficiency ratio (4)	71.98%	68.79%

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$17,084,378	$19,140,775
Interest earning cash and deposits at other banks	496,512	2,019,769
Investment securities AFS and HTM	2,083,809	2,317,154
Loans	13,455,201	13,746,219
Deposits	14,471,459	14,862,153
FHLB and FRB borrowings	121,400	1,683,334
Stockholders’ equity	2,148,079	2,126,333

	March 31, 2025	March 31, 2024
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$17,068,316	$18,088,214
Interest earning cash and deposits at other banks	505,906	1,025,269
Investment securities AFS and HTM	2,088,586	2,277,990
Loans receivable	13,335,294	13,719,178
Deposits	14,488,319	14,753,417
FHLB and FRB borrowings	100,000	795,634
Stockholders’ equity	2,160,033	2,112,270

Consolidated Capital Ratios (5)
Common equity Tier 1 capital ratio	13.28%	12.47%
Tier 1 capital ratio	14.02%	13.17%
Total capital ratio	15.06%	14.19%
Leverage ratio (6)	11.92%	10.42%
TCE ratio (1)	10.20%	9.33%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.11%	1.16%
Allowance for credit losses to nonaccrual loans	175.89%	266.70%
Nonaccrual loans to loans receivable	0.63%	0.43%
Nonperforming loans to loans receivable	0.63%	0.78%
Nonperforming assets to total assets	0.49%	0.59%
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

	March 31, 2025	March 31, 2024
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,160,033	$2,112,270
Less: Goodwill and core deposit intangible assets, net	(466,405)	(467,984)
TCE	$1,693,628	$1,644,286

Total assets	$17,068,316	$18,088,214
Less: Goodwill and core deposit intangible assets, net	(466,405)	(467,984)
Tangible assets	$16,601,911	$17,620,230

Common shares outstanding	121,074,988	120,610,029

Tangible book value per common share	$13.99	$13.63
TCE ratio	10.20%	9.33%
Return on average tangible equity is calculated by dividing net income for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net income	$21,096	$25,864

Average stockholders’ equity	$2,148,079	$2,126,333
Less: Average goodwill and core deposit intangible assets, net	(466,633)	(468,229)
Average tangible equity	$1,681,446	$1,658,104

Return on average tangible equity (annualized)	5.02%	6.24%

Results of Operations
Overview
Net income for the first quarter of 2025 was $21.1 million, or $0.17 per diluted common share, compared with $25.9 million, or $0.21 per diluted common share, for the same period of 2024, which was a decrease of $4.8 million, or 18.4%. The year-over-year decrease in net income was primarily due to a decrease in net interest income and an increase in provision for credit losses, offset partially by an increase in noninterest income, and a decrease in noninterest expense.
Net Interest Income and Net Interest Margin
Net Interest Income
A principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, investments and interest earning cash, and the interest paid on deposits, borrowed funds, and convertible notes. Net interest income expressed as a percentage of average interest earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest earning assets less the cost of average interest bearing liabilities. Net interest income is affected by changes in the balances of interest earning assets and interest bearing liabilities, changes in yields earned on interest earning assets, and changes in rates paid on interest bearing liabilities.
Comparison of Three Months Ended March 31, 2025, with the Three Months Ended March 31, 2024
Net interest income before provision for credit losses was $100.8 million for the first quarter of 2025, compared with $115.0 million for the same period of 2024, a decrease of $14.2 million, or 12.4%. The year-over-year decrease in net interest income was primarily driven by a decrease in the average balance of interest earning cash and deposits at other banks and lower yields on loans, partially offset by decreases in interest on deposits and interest on FHLB and FRB borrowings. The decrease in the average balance of interest earning cash and deposits in other banks was attributable to the payoff of FRB Bank Term Funding Program (“BTFP”) borrowings, which matured in the first half of 2024, with interest earning cash. The Federal Funds target rate was cut by an aggregate 100 basis points during the second half of 2024, impacting average yields and rates during the 2025 first quarter, compared with the same period of 2024.
Net Interest Margin
Net interest margin is impacted by the weighted average rates earned on interest earning assets and paid on interest bearing liabilities. The net interest margin for the first quarter of 2025 decreased to 2.54%, from 2.55% for the same period of 2024. The decrease in net interest margin was primarily due to lower weighted average yield on loans, as well as decreases in the average balances of interest earning cash and deposits at other banks and average loans, partially offset by a lower cost of funds and the net impact of paying off FRB BTFP borrowings, which matured in the first half of 2024.
The weighted average yield on loans decreased to 5.88% for the first quarter of 2025, down 37 basis points from 6.25% for the same period of 2024. The year-over-year decrease in loan yields was driven by spread compression on new loan originations and the downward repricing of variable rate loans, reflecting year-over-year decreases in benchmark interest rates. At March 31, 2025, variable interest rate loans made up 45% of the loan portfolio.
The weighted average yield on investment securities for the three months ended March 31, 2025 and 2024, was 3.09% and 3.13%, respectively. The decrease in average yields was primarily due to lower rates on new purchases of investment securities, and a downward repricing of variable rate investments. At March 31, 2025, 15% of the investment portfolio consisted of securities with variable coupon rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average yield on interest earning cash and deposits at other banks for the first quarter of 2025 was 4.25%, a decrease of 116 basis points from 5.41% for the same period of 2024. The yield on interest earning cash and deposits at other banks is tied to the Federal Funds rate.
The weighted average cost of deposits for the first quarter of 2025 was 3.18%, a decrease of 18 basis points from 3.36% for the same period of 2024. The year-over-year decrease in the cost of deposits was driven by decreases in market interest rates.

The weighted average cost of FHLB and FRB borrowings for the first quarter of 2025 was 1.19%, a decrease of 308 basis points from 4.27% for the same period of 2024. The year-over-year decrease in the cost of FHLB and FRB borrowings primarily reflected the payoff of $1.70 billion in FRB BTFP borrowings in the first half of 2024, which had a weighted average rate of 4.47%, and the impact of cash flow hedges, which reduced interest expense on borrowings starting in the second quarter of 2024.
The weighted average cost of subordinated debentures for the first quarter of 2025 was 9.13%, a decrease of 128 basis points from 10.41% for the same period of 2024. The subordinated debentures have variable interest rates that are tied to the three-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”) rate.
The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,455,201	$194,961	5.88%	$13,746,219	$213,626	6.25%
Investment securities AFS and HTM(3)	2,083,809	15,892	3.09%	2,317,154	18,049	3.13%
Interest earning cash and deposits at other banks	496,512	5,205	4.25%	2,019,769	27,183	5.41%
FHLB stock and other investments	87,065	1,108	5.16%	48,136	816	6.82%
Total interest earning assets	16,122,587	217,166	5.46%	18,131,278	259,674	5.76%
Total noninterest earning assets	961,791			1,009,497
Total assets	$17,084,378			$19,140,775

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$5,452,632	$50,619	3.76%	$5,072,782	$50,145	3.98%
Time deposits	5,674,095	62,966	4.50%	5,985,501	73,888	4.96%
Total interest bearing deposits	11,126,727	113,585	4.14%	11,058,283	124,033	4.51%
FHLB and FRB borrowings	121,400	356	1.19%	1,683,334	17,853	4.27%
Convertible notes, net	444	2	2.00%	444	2	2.00%
Subordinated debentures, net	105,371	2,406	9.13%	104,049	2,739	10.41%
Total interest bearing liabilities	11,353,942	116,349	4.16%	12,846,110	144,627	4.53%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,344,732			3,803,870
Other liabilities	237,625			364,462
Stockholders’ equity	2,148,079			2,126,333
Total liabilities and stockholders’ equity	$17,084,378			$19,140,775

Net interest income/net interest spread (not annualized)		$100,817	1.30%		$115,047	1.23%
Net interest margin			2.54%			2.55%
Cost of deposits			3.18%			3.36%
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

	Three Months Ended March 31, 2025 over March 31, 2024
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(18,665)	$(13,788)	$(4,877)
Investment securities AFS and HTM	(2,157)	(242)	(1,915)
Interest earning cash and deposits at other banks	(21,978)	(4,868)	(17,110)
FHLB stock and other investments	292	(235)	527
Total interest income	$(42,508)	$(19,133)	$(23,375)
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$474	$(2,821)	$3,295
Time deposits	(10,922)	(7,018)	(3,904)
FHLB and FRB borrowings	(17,497)	(7,652)	(9,845)
Convertible notes, net	—	—	—
Subordinated debentures, net	(333)	(363)	30
Total interest expense	$(28,278)	$(17,854)	$(10,424)
NET INTEREST INCOME	$(14,230)	$(1,279)	$(12,951)

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
The provision for credit losses includes both provision for credit loss on loans and provision for unfunded loan commitments. The provision for credit losses for the first quarter of 2025 was $4.8 million, an increase of $2.2 million from $2.6 million for the same period of the prior year.
The increase in provision for credit losses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an increase of $2.1 million in provision for credit losses on residential mortgage loans, offset partially by a decrease of $997 thousand in provision for credit losses on CRE loans. The increase in provision for credit losses on residential mortgage loans was primarily due to year-over-year growth in residential mortgage loans, which increased to $1.16 billion at March 31, 2025, compared with $936 million at March 31, 2024. The decrease in provision for credit losses on CRE loans was primarily due to lower balances of CRE loans, which totaled $8.38 billion at March 31, 2025, down from $8.71 billion at March 31, 2024.
The recapture of provision for unfunded loan commitments was $400 thousand and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. The year-over-year decrease in the recapture of provision for unfunded loan commitments was due to the change in balances of unfunded loan commitments.
The allowance for credit losses coverage ratio was 1.11% of loans receivable at March 31, 2025, compared with 1.16% at March 31, 2024.
See the “Financial Condition” section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer and foreign currency fees, swap fee income, net gains on sales of SBA loans, and other income and fees. Noninterest income for the first quarter of 2025 was $15.7 million, compared with $8.3 million for the same period of 2024, an increase of $7.4 million, or 89.3%.
Noninterest income by category is summarized in the tables below:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,921	$2,587	$334	12.9%
International service fees	967	1,035	(68)	(6.6)%
Wire transfer and foreign currency fees	986	812	174	21.4%
Swap fees	645	143	502	351.0%
Net gains on sales of SBA loans	3,131	—	3,131	100.0%
Other income and fees	7,038	3,709	3,329	89.8%
Total noninterest income	$15,688	$8,286	$7,402	89.3%
The year-over-year increase in first quarter noninterest income was primarily driven by gains on sales of SBA loans, of which there were none in the same period of last year, and increases in swap fees and other income and fees.
The Bank resumed the sales of SBA guaranteed loans in the second quarter of 2024 due to improved premiums in the secondary markets, after retaining loan production on balance sheet starting in the second half of 2023. During the three months ended March 31, 2025, we sold $49.9 million in SBA guaranteed loans and recorded $3.1 million in net gains on sale of SBA loans.
Swap fee income represents fees earned from back to back swap transactions for our loan customers. The number of swap transactions and their total notional amounts increased in 2025, which resulted in an increase in swap fee income for the three months ended March 31, 2025, compared with the same period in 2024.
Other income and fees for the three months ended March 31, 2025, included $1.7 million in net gains on sales of other loans compared with zero in the same period of 2024. Other income and fees for the three months ended March 31, 2025, also included an increase of $779 thousand in net gains on foreign currency valuation, from net losses of $341 thousand in the first quarter of 2024, to net gains of $438 thousand in the same period of 2025.

Noninterest Expense
Noninterest expense for the first quarter of 2025 was $83.9 million, a decrease of $978 thousand, or 1.2%, from $84.8 million for the first quarter of 2024.
The breakdown of changes in noninterest expense by category is shown in the following tables:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$48,460	$47,577	$883	1.9%
Occupancy	7,166	6,786	380	5.6%
Furniture and equipment	5,713	5,340	373	7.0%
Data processing and communications	2,907	2,990	(83)	(2.8)%
Professional fees	1,920	2,518	(598)	(23.7)%
Amortization of investments in affordable housing partnerships	1,961	2,134	(173)	(8.1)%
FDIC assessments	2,502	2,926	(424)	(14.5)%
FDIC special assessment	—	1,000	(1,000)	(100.0)%
Earned interest credit expense	3,087	5,834	(2,747)	(47.1)%
Restructuring-related costs	166	402	(236)	(58.7)%
Merger-related costs	2,353	1,044	1,309	125.4%
Other noninterest expense	7,626	6,288	1,338	21.3%
Total noninterest expense	$83,861	$84,839	$(978)	(1.2)%
The year-over-year decrease in noninterest expense for the three months ended March 31, 2025 compared with the same period in 2024, was primarily driven by lower earned interest credits expense and FDIC special assessment expense, partially offset by increases in merger-related costs, other noninterest expense, and salaries and employee benefits.
Salaries and employee benefits expense increased $883 thousand, or 1.9%, for the first quarter of 2025, compared with the same period of 2024. The year-over-year increase in salaries and employee benefits was due to increases in salaries, provision for bonus and employee benefits. The number of full-time equivalent employees was 1,227 at both March 31, 2025 and 2024.
FDIC assessments expense decreased by $424 thousand, or 14.5%, for the first quarter of 2025, compared with the same period of 2024. The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. The decrease in FDIC assessments expense for the three months ended March 31, 2025, compared with the same period in 2024, was due primarily to lower average consolidated total assets and a lower assessment base.
In November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate was applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. In February 2024, the FDIC informed banks of an increase from the original estimate related to this special assessment. This additional amount was paid in two additional quarterly installments, at a rate of approximately 9.4 basis points per year on the same adjusted assessment base. $1.0 million was accrued for the special assessment in the first quarter of 2024, compared with zero for the same period of 2025.
Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates, and accordingly, earned interest credit expense decreased with the decreases in the Federal Funds rate since September 2024. Earned interest credit expense decreased to $3.1 million for the first quarter of 2025, compared with $5.8 million for the same period in 2024.
Merger-related costs of $2.4 million for the three months ended March 31, 2025, mainly related to employee retention bonuses and professional fees for the acquisition of Territorial Bancorp, Inc., which was completed on April 2, 2025. See Note 21—“Subsequent Events” of the Notes to Consolidated Financial Statements for additional information regarding the merger.
Other noninterest expense increased by $1.3 million or 21.3%, for the first quarter of 2025, compared with the same period of 2024. The year-over-year increase was primarily driven by increases in credit workout-related expenses.

Provision for Income Taxes
Income tax provision expense was $6.7 million and $10.0 million for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate for the three months ended March 31, 2025 and 2024, was 24.24% and 27.94%, respectively.
We invest in affordable housing partnerships and receive tax credits that reduce our overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three months ended March 31, 2025 and 2024, total tax credits related to our investment in affordable housing partnerships were approximately $2.2 million and $2.1 million, respectively.
In addition to affordable housing partnerships, during the fourth quarter of 2024, we also invested in projects that qualify for renewable energy tax credits. Amortization of investments in renewable energy projects is recorded as a part of the tax expense under the proportional amortization method of accounting and offsets some of the income tax benefits of the renewable energy tax credits. The amortization on the investment was $319 thousand and the total generated renewable energy tax credits and benefits was $350 thousand for the quarter ended March 31, 2025. There was no amortization on investments in renewable energy projects or tax credits for the same period of 2024.

Financial Condition
At March 31, 2025, total assets were $17.07 billion, an increase of $14.3 million, or 0.1%, from $17.05 billion at December 31, 2024. The increase in total assets was primarily due to increases in cash and cash equivalents and equity investments, partially offset by a decrease in loans receivable during the three months ended March 31, 2025.
Cash and Cash Equivalents
Cash and cash equivalents totaled $733.5 million at March 31, 2025, up from $458.2 million at December 31, 2024.
Investment Securities Portfolio
At March 31, 2025, we had $1.84 billion in investment securities AFS, compared with $1.82 billion at December 31, 2024. The net unrealized loss on the investment securities AFS at March 31, 2025, was $266.7 million, compared with a net unrealized loss on securities AFS of $299.4 million at December 31, 2024. The year-to-date decrease in net unrealized loss position reflected movements in market interest rates. At March 31, 2025, we had $250.2 million in investment securities HTM, compared with $252.4 million at December 31, 2024. We have the ability and intent to hold securities classified as HTM to maturity.
During the three months ended March 31, 2025, $54.0 million in investment securities was purchased, $39.0 million in investment securities was paid down, and $35.1 million in investment securities was called.
We performed an analysis on our investment securities in unrealized loss positions at March 31, 2025 and December 31, 2024, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consists of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At March 31, 2025, we also had two asset-backed securities, six corporate securities, and 58 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because full payment of principal and interest is expected.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at March 31, 2025, totaled $86.2 million, an increase of $46.3 million, or 115.9%, from $39.9 million at December 31, 2024. The increase in equity investments during the first quarter of 2025 was mostly due to purchases of equity investments with readily determinable fair values amounting to $45.3 million.
At March 31, 2025 and December 31, 2024, total equity investments with readily determinable fair values totaled $50.3 million and $4.3 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values are recorded in other noninterest income.
We also had $35.9 million and $35.6 million in equity investments without readily determinable fair values at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, equity investments without readily determinable fair values included $34.6 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the three months ended March 31, 2025 and 2024.

Loans Held For Sale
Loans held for sale at March 31, 2025, totaled $183 thousand, compared with $14.5 million at December 31, 2024, representing a decrease of $14.3 million, or 98.7%. Loans held for sale at March 31, 2025, comprised $183 thousand in residential mortgage loans. At December 31, 2024, loans held for sale consisted of $13.8 million in C&I loans and $646 thousand in residential mortgage loans. During the three months ended March 31, 2025, we sold $80.5 million in loans, consisting of $49.9 million in SBA loans, $4.4 million in residential mortgage loans, and $26.2 million in C&I loans.
Loans Receivable
At March 31, 2025, loans receivable totaled $13.34 billion, a decrease of $283.0 million, or 2.1%, from $13.62 billion at December 31, 2024. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	March 31, 2025		December 31, 2024
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,377,106	63%	$8,527,008	63%
C&I loans	3,756,046	28%	3,967,596	29%
Residential mortgage loans	1,157,643	9%	1,082,459	8%
Consumer and other loans	44,499	—%	41,209	—%
Total loans receivable, net of deferred costs and fees	13,335,294	100%	13,618,272	100%
Allowance for credit losses	(147,412)		(150,527)
Loans receivable, net of allowance for credit losses	$13,187,882		$13,467,745
The year-to-date decrease in our total loans receivable was primarily due to declines in C&I and CRE loans, partially offset by the growth in residential mortgage loans. During the three months ended March 31, 2025, loan payoffs, paydowns and sales exceeded new origination volume, reflecting, in part, an elevated pace of payoffs in a high interest rate environment.
The following tables present the segmentation and geographic dispersion of our largest loan segment, CRE loans, at March 31, 2025 and December 31, 2024.

	March 31, 2025				December 31, 2024
	Amount	%	Average Loan Size	Weighted Average LTV(1)	Amount	%	Average Loan Size	Weighted Average LTV(1)
	(Dollars in thousands)
Multi-tenant retail	$1,574,711	19%	$2,386	42%	$1,619,505	19%	$2,375	42%
Industrial warehouses	1,263,037	15%	2,501	41%	1,264,703	15%	2,514	42%
Multifamily	1,202,577	14%	2,386	60%	1,208,494	14%	2,324	60%
Gas stations and car washes	1,084,310	13%	1,882	48%	1,027,502	12%	1,784	47%
Hotels/motels	757,814	9%	2,147	40%	769,635	9%	2,150	42%
Mixed-use facilities	699,776	8%	1,785	47%	771,695	9%	1,910	48%
Single-tenant retail	651,950	8%	1,420	46%	659,993	7%	1,413	46%
Office	347,115	4%	1,972	54%	394,431	5%	2,191	54%
All other	795,816	10%	1,554	42%	811,050	10%	1,530	43%
Total CRE loans	$8,377,106	100%	2,025	46%	$8,527,008	100%	2,021	47%

CRE loans owner occupied	$2,681,670	32%	$2,246	45%	$2,717,326	32%	$2,235	45%
CRE loans non-owner occupied	$5,695,436	68%	$1,935	47%	$5,809,682	68%	$1,934	48%
__________________________________
(1)    Weighted average loan-to-value (“LTV”): LTVs are based on collateral value which utilizes the most recent available appraisal and property-specific data, including submarket appreciation or depreciation, and changes to vacancy, debt service coverage or rent per square foot.

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
	(Dollars in thousands)
CRE loans by geography
Southern California	$4,607,026	55%	$4,748,695	56%
Northern California	627,786	7%	638,085	8%
California	5,234,812	62%	5,386,780	64%
New York	1,060,259	13%	1,053,457	12%
Texas	549,299	7%	529,121	6%
New Jersey	377,825	4%	379,035	4%
Washington	169,163	2%	170,511	2%
Illinois	127,950	2%	135,043	2%
Other states	857,798	10%	873,061	10%
Total	$8,377,106	100%	$8,527,008	100%
Lines of credit or loan commitments to business customers are normally made for a period of three years or less. The same credit policies are used in making commitments and conditional obligations as for providing loan facilities to customers. Annual reviews of such commitments are performed prior to renewal.
The following table shows loan commitments and letters of credit outstanding as of the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to extend credit	$2,182,641	$2,255,785
Standby letters of credit	130,330	134,548
Other commercial letters of credit	13,252	22,874
Total loan commitments and letters of credit	$2,326,223	$2,413,207

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $83.9 million at March 31, 2025, compared with $90.8 million at December 31, 2024, a decrease of 7.6%. The decrease in nonperforming loans was largely driven by a decrease in C&I nonaccrual loans. The ratio of nonperforming assets to total assets decreased to 0.49% at March 31, 2025, compared with 0.53% at December 31, 2024. Nonaccrual loans to loans receivable was 0.63% at March 31, 2025, compared with 0.67% at December 31, 2024.
The following table summarizes the composition of our nonperforming assets as of the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans (1)	$83,808	$90,564
Accruing delinquent loans past due 90 days or more	98	229
Total nonperforming loans	83,906	90,793
OREO	—	—
Total nonperforming assets	$83,906	$90,793

Nonaccrual loans to loans receivable	0.63%	0.67%
Nonperforming loans to loans receivable	0.63%	0.67%
Nonperforming assets to total assets	0.49%	0.53%
Allowance for credit losses to nonaccrual loans	175.89%	166.21%
Allowance for credit losses to nonperforming loans	175.69%	165.79%
Allowance for credit losses to nonperforming assets	175.69%	165.79%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $11.8 million at March 31, 2025, and $12.8 million at December 31, 2024.
Allowance for Credit Losses
The ACL was $147.4 million at March 31, 2025, compared with $150.5 million at December 31, 2024. The ACL was 1.11% of loans receivable at both March 31, 2025 and December 31, 2024, respectively. The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
CRE loans	$82,864	$88,374
C&I loans	58,424	57,243
Residential mortgage loans	5,649	4,438
Consumer and other loans	475	472
Total	$147,412	$150,527

Allowance for credit losses to loans receivable	1.11%	1.11%

Overall ACL coverage at March 31, 2025, remained unchanged at 1.11% compared with December 31, 2024. The third-party economic forecast used in the calculation at March 31, 2025, improved slightly relative to the forecast used at December 31, 2024. The updated macroeconomic forecast projected on average slightly higher GDP growth, CRE price index, and lower unemployment rates. The decrease in ACL at March 31, 2025, compared with December 31, 2024, was primarily due to a decline in ACL for CRE loans which was due to a decrease in the balance of CRE loans and updates to historical loss and prepayment assumptions during the three months ended March 31, 2025. The decline in ACL on CRE loans was offset partially by increases in ACL for residential mortgage loans and C&I loans. ACL for both collectively evaluated loans and individually evaluated loans declined as of March 31, 2025 compared to December 31, 2024.
The following table presents the provisions for credit losses on loans, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
LOANS:
Average loans	$13,455,201	$13,746,219
Loans receivable (end of period)	$13,335,294	$13,719,178

ALLOWANCE:
Balance, beginning of period	$150,527	$158,694
Less loan charge offs:
CRE loans	(905)	(38)
C&I loans	(7,555)	(4,619)
Consumer and other loans	(88)	(63)
Total loan charge offs	(8,548)	(4,720)
Plus loan recoveries:
CRE loans	6	535
C&I loans	171	547
Consumer and other loans	56	102
Total loan recoveries	233	1,184
Net loan charge offs	(8,315)	(3,536)
Provision for credit losses on loans	5,200	3,600
Balance, end of period	$147,412	$158,758

Net loan charge offs to average loans*	0.25%	0.10%
Allowance for credit losses to loans receivable at end of period	1.11%	1.16%
__________________________________
*    Annualized
Net loan charge offs as a percentage of average loans were 0.25% and 0.10%, annualized, for the three months ended March 31, 2025 and 2024, respectively. Net loan charge offs for the three months ended March 31, 2025, primarily reflected C&I loan net charge offs of $7.4 million.
We believe the ACL at March 31, 2025 was adequate to absorb current expected lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of the tariffs, trade wars, inflation, potential economic recession, and the wars in the Gaza Strip and Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.
At March 31, 2025, we had $42.3 million in accrued interest receivables on loans, compared with $43.0 million at December 31, 2024.

Investments in Tax Credit Structures
At March 31, 2025, we had $30.5 million in investments in affordable housing partnerships, compared with $32.4 million at December 31, 2024. The decrease in investments in affordable housing partnerships primarily reflected amortization during the three months ended March 31, 2025. Off-balance sheet commitment to fund investments in affordable housing partnerships totaled $11.6 million and $11.3 million at March 31, 2025 and December 31, 2024, respectively.
In 2024, we invested in renewal energy tax credits with an initial investment of $20.0 million. At March 31, 2025, we had $3.1 million in investments in solar tax credits on the Consolidated Statements of Financial Condition, compared with $3.4 million at December 31, 2024, which was recorded in other assets. At March 31, 2025 and December 31, 2024, unfunded commitments were both $2.8 million, which were recorded in other liabilities.
Deposits, Borrowings, Convertible Notes, and Subordinated Debentures
Deposits
Deposits are the primary source of funds used in lending and investment activities. At March 31, 2025, total deposits were $14.49 billion, an increase of $160.8 million, or 1.1%, from $14.33 billion at December 31, 2024. During the three months ended March 31, 2025, money market accounts increased $406.6 million, NOW accounts decreased $142.0 million, time deposits decreased $58.8 million, savings deposits decreased $29.9 million, and demand deposits decreased $15.1 million. Year-to-date, growth in customer deposits offset planned reductions of brokered deposits.
At March 31, 2025, 23.2% of total deposits were noninterest bearing demand deposits, 39.5% were time deposits, and 37.3% were interest bearing money market, NOW accounts, and savings deposits. At December 31, 2024, 23.6% of total deposits were noninterest bearing demand deposits, 40.3% were time deposits, and 36.1% were interest bearing money market, NOW accounts, and savings deposits.
At March 31, 2025, we had $980.3 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $1.06 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2024. The California State Treasurer time deposits at March 31, 2025, had original maturities of six months, a weighted average interest rate of 4.24%, and were collateralized with a $330.0 million letter of credit issued by the FHLB. At March 31, 2025, time deposits of more than $250 thousand totaled $2.75 billion, compared with $2.71 billion at December 31, 2024.
The Bank’s estimated insured deposits at March 31, 2025, were equivalent to approximately 60% of the Bank’s total deposits, compared with approximately 61% at December 31, 2024. The Bank’s estimated uninsured deposits at March 31, 2025, totaled $5.82 billion (40% of deposits), compared with $5.56 billion (39% of deposits) at December 31, 2024. Uninsured deposits are estimated based on the portion of account balances in excess of FDIC insurance limits.

The following is a schedule of time deposit maturities at March 31, 2025:

	March 31, 2025
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$2,038,569	36%
Over three months through six months	1,511,493	26%
Over six months through nine months	870,761	15%
Over nine months through twelve months	1,160,745	21%
Over twelve months	133,438	2%
Total time deposits	$5,715,006	100%
FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funds. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At March 31, 2025, borrowings totaled $100.0 million, consisting of $100.0 million in FHLB borrowings, compared with $239.0 million in borrowings at December 31, 2024, consisting of $100.0 million in FHLB borrowings and $139.0 million in FRB borrowings. At March 31, 2025 and December 31, 2024, the weighted average remaining maturity of total FHLB and FRB borrowings was less than one month and two months, respectively. The weighted average rate for FHLB borrowings was 4.55% at March 31, 2025, compared to 4.88% and 4.50% for FHLB and FRB borrowings, respectively, at December 31, 2024.

We did not have federal funds purchased at March 31, 2025, and December 31, 2024.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock and pay interest on a semi-annual basis. The net carrying balance of convertible notes at both March 31, 2025 and December 31, 2024, was $444 thousand.
Subordinated Debentures
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $109.5 million at March 31, 2025, and $109.1 million at December 31, 2024. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date (see Note 8—“Convertible Notes and Subordinated Debentures” of the Notes to Consolidated Financial Statements for additional information regarding the subordinated debentures issued).
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
Total stockholders’ equity was $2.16 billion at March 31, 2025, compared with $2.13 billion at December 31, 2024. During the three months ended March 31, 2025, stockholders’ equity increased by $25.5 million due to net income earned of $21.1 million, and a decrease in accumulated other comprehensive loss of $21.6 million, partially offset by a decrease in additional paid-in capital consisting of $220 thousand in stock-based compensation, and dividends paid of $16.9 million. The decrease in accumulated other comprehensive loss from December 31, 2024 to March 31, 2025, reflected a decrease in unrealized losses on our investment securities AFS, partially offset by an increase in net unrealized losses on our cash flow hedges mainly due to changes in market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. We had $35.3 million remaining of the $50.0 million stock repurchase plan at both March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the tables below.

	March 31, 2025
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,898,603	13.28%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,004,179	14.02%	N/A	N/A
Total capital (to risk-weighted assets)	$2,153,418	15.06%	N/A	N/A
Leverage capital (to average assets)	$2,004,179	11.92%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,972,477	13.80%	6.50%	7.30%
Tier 1 capital (to risk-weighted assets)	$1,972,477	13.80%	8.00%	5.80%
Total capital (to risk-weighted assets)	$2,121,716	14.85%	10.00%	4.85%
Leverage capital (to average assets)	$1,972,477	11.73%	5.00%	6.73%

	December 31, 2024
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,900,601	13.06%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,005,840	13.79%	N/A	N/A
Total capital (to risk-weighted assets)	$2,150,810	14.78%	N/A	N/A
Leverage capital (to average assets)	$2,005,840	11.83%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,978,969	13.61%	6.50%	7.11%
Tier 1 capital (to risk-weighted assets)	$1,978,969	13.61%	8.00%	5.61%
Total capital (to risk-weighted assets)	$2,123,939	14.61%	10.00%	4.61%
Leverage capital (to average assets)	$1,978,969	11.68%	5.00%	6.68%

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
At March 31, 2025, our total borrowing capacity, cash and cash equivalents, and unpledged securities totaled $8.41 billion, compared with $8.24 billion at December 31, 2024. At March 31, 2025, our borrowing capacity comprised $3.93 billion from the FHLB ($3.83 billion unused and available to borrow), $1.69 billion from the FRB ($1.69 billion unused and available to borrow), and $317.4 million of Fed funds facilities with other banks (entirely unused). At March 31, 2025, our total remaining available borrowing capacity was $5.84 billion. In addition to these lines, cash and cash equivalents, interest earning cash deposits and deposits with other banks totaled $733.5 million, and unpledged investment securities AFS amounted to $1.84 billion. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
The following table presents the Company’s net interest income sensitivity related to a 12-month parallel ramp of 100, 200 and 300 bps applied in year 1 on implied forward market interest rates as of March 31, 2025, and March 31, 2024, on a balance sheet assuming static balances on assets and liabilities with deposit balances modeled to migrate from noninterest bearing deposits to interest bearing deposits as rates move.

Net Interest Income Sensitivity	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100 .	+ 200 .	+ 300 .
March 31, 2025	(6.6)%	(4.5)%	(2.3)%	2.5%	4.8%	6.8%
March 31, 2024	(6.8)%	(4.4)%	(2.1)%	0.6%	0.7%	0.8%

The year-over-year changes in the modeled net interest income sensitivity profile are attributable to the termination of the receive fixed swap portfolio during the first quarter of 2025 and a shift in the funding mix, particularly growth in time deposit balances, the repricing of which lags in rising interest rate scenarios; partially offset by a decrease in interest earning cash and variable-rate loan balances.
Economic Value of Equity Sensitivity
EVE is used by management to measure the impact of interest rate changes on the net present value of assets and liabilities, including off-balance sheet instruments. EVE estimates the risk exposure for a longer time horizon, or more specifically, the expected life of the current balance sheet, complementing net interest income sensitivity simulations. EVE does not incorporate any assumptions related to new originations or renewal activities used in the net interest income sensitivity analysis. The following table presents the Company’s EVE profile applied to immediate parallel shock scenarios.

Economic Value of Equity Sensitivity	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100 .	+ 200 .	+ 300 .
March 31, 2025	3.7%	4.5%	3.0%	(3.8)%	(8.3)%	(13.6)%
March 31, 2024	2.3%	3.6%	2.7%	(5.9)%	(12.7)%	(19.7)%

The year-over-year changes in the EVE profile were due to a shorter duration of assets, reflecting active reduction of the investment portfolio duration and the termination of the receive fixed swap portfolio during the first quarter of 2025; partially offset by a shorter deposit duration from growth in interest-bearing non-maturity deposits and customer time deposit balances..

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $305 thousand at March 31, 2025. It is reasonably possible the Company may incur losses in excess of our accrued loss contingency. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

Item 1A.Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2024. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2024, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on the Company’s business, financial condition, results of operations, and stock price.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2025.
In January 2022, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended March 31, 2025. $35.3 million remains available for the repurchase of additional stock as of March 31, 2025.
The following table summarizes stock repurchase activities during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
January 1, 2025 to January 31, 2025	—	$—	—	$35,333
February 1, 2025 to February 28, 2025	—	—	—	35,333
March 1, 2025 to March 31, 2025	—	—	—	35,333
Total	—	$—	—

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on May 29, 2024)

3.2	Amended and Restated Bylaws of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.2, filed with the SEC on May 29, 2024)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
__________________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	May 8, 2025	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	May 8, 2025	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer