Form 10-Q
period 2025-06-30
HOPE BANCORP INC
filed 2025-08-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At August 1, 2025, there were 128,179,759 shares of Hope Bancorp, Inc. common stock outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$253,126	$222,658
Interest earning cash in other banks	436,608	235,541
Total cash and cash equivalents	689,734	458,199
Investment securities available for sale (“AFS”), at fair value	2,021,643	1,823,243
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $230,565 and $231,124 at June 30, 2025 and December 31, 2024, respectively	247,246	252,385
Equity investments	88,152	39,946
Loans held for sale, at lower of cost or fair value	12,051	14,491
Loans receivable, net of allowance for credit losses of $149,505 and $150,527 at June 30, 2025 and December 31, 2024, respectively	14,285,282	13,467,745
Federal Home Loan Bank (“FHLB”) stock, at cost	18,600	17,250
Premises and equipment, net	69,141	51,759
Accrued interest receivable	53,589	51,169
Deferred tax assets, net	202,996	140,044
Bank owned life insurance (“BOLI”)	140,427	90,158
Investments in affordable housing partnerships	30,848	32,354
Operating lease right-of-use assets (“ROU”), net	58,372	39,432
Goodwill	478,104	464,450
Core deposit intangible assets, net	47,324	2,331
Servicing assets, net	11,822	10,051
Other assets	91,686	99,001
Total assets	$18,547,017	$17,054,008

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,485,502	$3,377,950
Interest bearing:
Money market and NOW accounts	4,910,645	4,515,251
Savings deposits	1,192,354	660,484
Time deposits	6,354,854	5,773,804
Total deposits	15,943,355	14,327,489
FHLB and Federal Reserve Bank (“FRB”) borrowings	29,752	239,000
Convertible notes and subordinated debentures, net	110,263	109,584
Accrued interest payable	72,004	93,784
Operating lease liabilities	60,885	44,059
Other liabilities	106,641	105,587
Total liabilities	$16,322,900	$14,919,503
Commitments and contingent liabilities (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 300,000,000 authorized shares at June 30, 2025 and December 31, 2024, respectively: issued and outstanding 145,507,293 and 128,124,458 shares, respectively, at June 30, 2025, and issued and outstanding 138,138,493 and 120,755,658 shares, respectively, at December 31, 2024	$146	$138
Additional paid-in capital	1,520,129	1,445,373
Retained earnings	1,139,913	1,181,533
Treasury stock, at cost; 17,382,835 and 17,382,835 shares at June 30, 2025 and December 31, 2024, respectively	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(171,404)	(227,872)
Total stockholders’ equity	2,224,117	2,134,505
Total liabilities and stockholders’ equity	$18,547,017	$17,054,008

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$211,441	$209,683	$406,402	$423,309
Interest on investment securities	17,769	16,829	33,661	34,878
Interest on cash and deposits at other banks	8,783	5,284	13,988	32,467
Interest on other investments	1,177	805	2,285	1,621
Total interest income	239,170	232,601	456,336	492,275
INTEREST EXPENSE:
Interest on deposits	118,852	122,577	232,437	246,610
Interest on FHLB and FRB borrowings	364	1,430	720	19,283
Interest on other borrowings and debt	2,421	2,734	4,829	5,475
Total interest expense	121,637	126,741	237,986	271,368
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	117,533	105,860	218,350	220,907
PROVISION FOR CREDIT LOSSES	15,000	1,400	19,800	4,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	102,533	104,460	198,550	216,907
NONINTEREST INCOME:
Service fees on deposit accounts	3,106	2,681	6,027	5,268
International service fees	532	696	1,499	1,730
Wire transfer and foreign currency fees	1,058	974	2,044	1,786
Swap fees	1,662	25	2,307	168
Net gains on sales of SBA loans	3,998	1,980	7,129	1,980
Net (losses) gains on sales of investment securities AFS	(38,856)	425	(38,856)	425
Other income and fees	5,544	4,290	12,582	8,000
Total noninterest income	(22,956)	11,071	(7,268)	19,357
NONINTEREST EXPENSE:
Salaries and employee benefits	52,834	44,107	101,294	91,684
Occupancy	8,884	6,906	16,050	13,692
Furniture and equipment	7,817	5,475	13,530	10,815
Data processing and communications	3,602	2,997	6,509	5,987
Professional fees	1,921	2,191	3,841	4,710
Amortization of investments in affordable housing partnerships	2,430	2,284	4,391	4,417
FDIC assessments	2,488	3,003	4,990	5,929
FDIC special assessment	—	(309)	—	691
Earned interest credit expense	3,310	6,139	6,397	11,973
Merger and restructuring-related costs	17,281	2,165	19,800	3,611
Other noninterest expense	8,906	6,029	16,532	12,317
Total noninterest expense	109,473	80,987	193,334	165,826
(LOSS) INCOME BEFORE INCOME TAXES	(29,896)	34,544	(2,052)	70,438
INCOME TAX (BENEFIT) PROVISION	(2,015)	9,274	4,733	19,304
NET (LOSS) INCOME	$(27,881)	$25,270	$(6,785)	$51,134

(LOSSES) EARNINGS PER COMMON SHARE
Basic	$(0.22)	$0.21	$(0.05)	$0.42
Diluted	$(0.22)	$0.21	$(0.05)	$0.42

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net (loss) income	$(27,881)	$25,270	$(6,785)	$51,134
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities AFS	10,480	(9,381)	43,185	(23,115)
Change in unrealized net holding losses on interest rate contracts used in cash flow hedges	(856)	(2,750)	(2,040)	(10,936)
Reclassification adjustments for net losses (gains) realized in net income	38,475	(3,241)	37,420	(6,172)
Tax effect	(13,191)	4,520	(22,097)	11,831
Other comprehensive income (loss), net of tax	34,908	(10,852)	56,468	(28,392)
Total comprehensive income	$7,027	$14,418	$49,683	$22,742

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, MARCH 31, 2024	120,610,029	$138	$1,439,484	$1,159,593	$(264,667)	$(222,278)	$2,112,270
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	121,313						—
Stock-based compensation, net of tax settlements			1,479				1,479
Cash dividends declared on common stock ($0.14 per share)				(16,885)			(16,885)
Comprehensive income:
Net income				25,270			25,270
Other comprehensive loss						(10,852)	(10,852)
BALANCE, JUNE 30, 2024	120,731,342	$138	$1,440,963	$1,167,978	$(264,667)	$(233,130)	$2,111,282

BALANCE, MARCH 31, 2025	121,074,988	$138	$1,445,153	$1,185,721	$(264,667)	$(206,312)	$2,160,033
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	72,716	1					1
Stock-based compensation, net of tax settlements			1,657				1,657
Issuance of shares in exchange for Territorial common stock	6,976,754	7	73,319				73,326
Cash dividends declared on common stock ($0.14 per share)				(17,927)			(17,927)
Comprehensive income:
Net loss				(27,881)			(27,881)
Other comprehensive income						34,908	34,908
BALANCE, JUNE 30, 2025	128,124,458	$146	$1,520,129	$1,139,913	$(264,667)	$(171,404)	$2,224,117

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2023	120,126,786	$138	$1,439,963	$1,150,547	$(264,667)	$(204,738)	$2,121,243
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	604,556						—
Stock-based compensation, net of tax settlements			1,000				1,000
Cash dividends declared on common stock ($0.28 per share)				(33,703)			(33,703)
Comprehensive income:
Net income				51,134			51,134
Other comprehensive loss						(28,392)	(28,392)
BALANCE, JUNE 30, 2024	120,731,342	$138	$1,440,963	$1,167,978	$(264,667)	$(233,130)	$2,111,282

BALANCE, DECEMBER 31, 2024	120,755,658	$138	$1,445,373	$1,181,533	$(264,667)	$(227,872)	$2,134,505
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	392,046	1					1
Stock-based compensation, net of tax settlements			1,437				1,437
Issuance of shares in exchange for Territorial common stock	6,976,754	7	73,319				73,326
Cash dividends declared on common stock ($0.28 per share)				(34,835)			(34,835)
Comprehensive income:
Net loss				(6,785)			(6,785)
Other comprehensive income						56,468	56,468
BALANCE, JUNE 30, 2025	128,124,458	$146	$1,520,129	$1,139,913	$(264,667)	$(171,404)	$2,224,117

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,785)	$51,134
Adjustments to reconcile net (loss) income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	18,045	18,085
Stock-based compensation expense	3,572	4,424
Provision for credit losses	19,800	4,000
Net gains on sales of loans	(8,998)	(2,190)
Gains on BOLI	(1,101)	(856)
Net change in fair value of derivatives	(3,243)	(8,162)
Net losses (gains) on sale of investment securities AFS	38,856	(425)
Net change in deferred income taxes	409	3,701
Proceeds from sales of loans held for sale	85,510	46,372
Originations of loans held for sale	(66,870)	(49,577)
Originations of servicing assets	(3,430)	(749)
Net change in accrued interest receivable	2,798	4,075
Net change in other assets	5,508	11,793
Net change in accrued interest payable	(22,724)	(81,395)
Net change in other liabilities	(25,299)	3,815
Net cash provided by operating activities	36,048	4,045

CASH FLOWS FROM INVESTING ACTIVITIES
Investment securities available for sale:
Purchase of securities	(686,655)	(80,291)
Proceeds from matured, called, or paid-down securities	112,547	193,610
Proceeds from sales and calls of securities	953,057	92,587
Investment securities held to maturity:
Proceeds from matured, called, or paid-down securities	6,787	7,834
Purchase of equity investments	(47,597)	(779)
Proceeds from redemptions of equity investments	134	—
Proceeds from sales of loans held for sale previously classified as held for investment	108,662	21,412
Net change in loans receivable	119,046	199,050
Proceeds from sales of OREO	—	63
Redemption of FHLB and FRB stock	10,347	—
Purchase of premises and equipment	(5,148)	(4,647)
Proceeds from BOLI death benefits	964	—
Investments in affordable housing partnerships	(2,824)	(2,672)
Net cash received from Merger with Territorial	86,696	—
Net cash provided by investing activities	656,016	426,167

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(54,560)	(42,282)
Proceeds from FHLB advances	100,000	300,000
Repayment of FHLB advances	(330,000)	(300,000)
Proceeds from FRB borrowings	172,100	786,100
Repayment of FRB borrowings	(311,100)	(2,411,826)
Cash dividends paid on common stock	(34,835)	(33,703)
Taxes paid in net settlement of restricted stock	(2,135)	(3,424)
Issuance of additional stock pursuant to various stock plans	1	—
Net cash used in financing activities	(460,529)	(1,705,135)

NET CHANGE IN CASH AND CASH EQUIVALENTS	231,535	(1,274,923)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	458,199	1,928,967
CASH AND CASH EQUIVALENTS, END OF PERIOD	$689,734	$654,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$261,049	$352,114
Cash paid for income taxes, net	1,799	20,632

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	115,878	81,130
Lease liabilities arising from obtaining ROU assets	3,297	2,058
Merger with Territorial (See Note 16 - “Business Combinations”):
Identifiable assets acquired, net of cash	1,844,093	—
Liabilities assumed	1,871,117	—
Goodwill	13,654	—
Issuance of common stock as consideration	73,326	—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At June 30, 2025, the Bank operates 46 full-service branches and nine loan production offices in California, New York, New Jersey, Washington, Texas, Illinois, Georgia, Alabama, Florida, Colorado and Oregon under the Bank of Hope banner, 29 branches in Hawaii under the trade name Territorial Savings, as well a representative office in Seoul, South Korea. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
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
The Consolidated Financial Statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally the Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that, in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2025 and December 31, 2024, and the results of operations for the three and six months ended June 30, 2025 and 2024. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, and did not have an impact on the prior year net income or stockholders’ equity. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Significant Accounting Policies
The Company’s accounting policies are described in Note 1 - “Summary of Significant Accounting Policies”, of its audited consolidated financial statements included in its 2024 Annual Report Form 10-K. Significant changes to accounting policies from those disclosed in the Company’s audited consolidated financial statements included in its 2024 Annual Report Form 10-K are presented below.
Business Combinations—The Company accounts for business combinations using the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Significant estimates and judgements are involved in the fair valuation and purchase price allocation process.
On April 2, 2025, the Company completed the acquisition of Territorial Bancorp Inc., a Maryland corporation (“Territorial”) and its wholly owned subsidiary, Territorial Savings Bank, headquartered in Honolulu, Hawaii, in accordance with the Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and Territorial entered into on April 26, 2024. Under the Merger Agreement, Territorial merged with and into the Company, with the Company continuing as the surviving entity (the “Merger”). Pursuant to the Merger Agreement, Territorial shareholders had the right to receive 0.8048 shares of Hope Bancorp common stock in exchange for each share of Territorial common stock they own. The legacy Territorial franchise in Hawaii continues to operate under the trade name Territorial Savings, a division of Bank of Hope. See Note 16 - “Business Combinations” for additional information regarding the Merger.

2.    Investment Securities
The following is a summary of investment securities as of the dates indicated:

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$—	$—	$—	$—	$4,000	$—	$(43)	$3,957
Collateralized mortgage obligations (“CMO”)	818,026	651	(105,114)	713,563	861,179	152	(139,425)	721,906
Mortgage-backed securities (“MBS”):
Residential	629,798	2,516	(55,913)	576,401	473,099	—	(86,039)	387,060
Commercial	492,614	210	(45,860)	446,964	466,929	—	(56,078)	410,851
Asset-backed securities	133,848	270	(57)	134,061	103,081	157	(14)	103,224
Corporate securities	21,009	—	(2,160)	18,849	23,254	—	(2,560)	20,694
Municipal securities	143,744	—	(11,939)	131,805	191,138	28	(15,615)	175,551
Total investment securities AFS	$2,239,039	$3,647	$(221,043)	$2,021,643	$2,122,680	$337	$(299,774)	$1,823,243

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$138,402	$—	$(10,462)	$127,940	$142,059	$—	$(12,629)	$129,430
Commercial	108,844	3	(6,222)	102,625	110,326	—	(8,632)	101,694
Total investment securities HTM	$247,246	$3	$(16,684)	$230,565	$252,385	$—	$(21,261)	$231,124
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at June 30, 2025 and December 31, 2024, totaled $8.7 million and $7.6 million, respectively, and was included in accrued interest receivable on the Consolidated Statements of Financial Condition.
At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
Investments AFS and HTM of $18.5 million and $516.7 million, respectively, were acquired as part of the Merger with Territorial on April 2, 2025, and, immediately upon Merger, all of the acquired investments were categorized as AFS according to management intent and sold. The investment securities were sold at a market value of $535.2 million, with no gain or loss impact on the Consolidated Statements of (Loss) Income. See Note 16 - “Business Combinations” for additional information regarding the Merger with Territorial.
As part of a strategic repositioning, in June 2025, the Company sold a portion of its legacy investment securities portfolio AFS with a fair value of $417.9 million, consisting of lower-yielding collateralized mortgage obligations, mortgage-backed, corporate, and municipal securities, and recorded realized losses of $38.9 million. Net proceeds from these sales were redeployed to purchase higher-yielding investment securities AFS.

The table below summarizes the proceeds from and gains and losses on the sales of investment securities AFS, for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Proceeds from sales of investment securities AFS	$953,057	$92,587	$953,057	$92,587

Gains from sales of investment securities AFS	$—	$1,526	$—	$1,526
Losses from sales of investment securities AFS	(38,856)	(1,101)	(38,856)	(1,101)
Net (losses) gain on sales of investment securities AFS	$(38,856)	$425	$(38,856)	$425
At June 30, 2025 and December 31, 2024, $151.6 million and $210.5 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive loss.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Interest income on investment securities:
Taxable	$17,303	$15,966	$32,662	$32,948
Nontaxable	466	863	999	1,930
Total	$17,769	$16,829	$33,661	$34,878
The amortized cost and estimated fair value of investment securities at June 30, 2025, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	23,129	22,967
Due after five years through ten years	132,818	127,935	8,908	8,727
Due after ten years	2,106,221	1,893,708	215,209	198,871
Total	$2,239,039	$2,021,643	$247,246	$230,565
Securities with carrying values of approximately $319.1 million and $219.4 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

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

	June 30, 2025
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	7	68,353	(197)	43	476,336	(104,917)	50	544,689	(105,114)
MBS:
Residential	1	16,749	(623)	43	263,539	(55,290)	44	280,288	(55,913)
Commercial	13	155,312	(1,951)	34	223,966	(43,909)	47	379,278	(45,860)
Asset-backed securities	3	34,932	(57)	—	—	—	3	34,932	(57)
Corporate securities	—	—	—	5	18,849	(2,160)	5	18,849	(2,160)
Municipal securities	12	74,244	(3,134)	25	57,561	(8,805)	37	131,805	(11,939)
Total	36	$349,590	$(5,962)	150	$1,040,251	$(215,081)	186	$1,389,841	$(221,043)

	December 31, 2024
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	$—	$—	1	$3,957	$(43)	1	$3,957	$(43)
CMOs	7	59,661	(527)	95	636,472	(138,898)	102	696,133	(139,425)
MBS:
Residential	2	19,183	(1,029)	63	367,877	(85,010)	65	387,060	(86,039)
Commercial	10	70,728	(2,406)	57	340,123	(53,672)	67	410,851	(56,078)
Asset-backed securities	1	5,007	(14)	—	—	—	1	5,007	(14)
Corporate securities	—	—	—	6	20,694	(2,560)	6	20,694	(2,560)
Municipal securities	18	77,119	(3,348)	39	83,515	(12,267)	57	160,634	(15,615)
Total	38	$231,698	$(7,324)	261	$1,452,638	$(292,450)	299	$1,684,336	$(299,774)
The Company had collateralized mortgage obligations, mortgage-backed, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at June 30, 2025. The collateralized mortgage obligations, and mortgage-backed securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on corporate and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. Under CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.

87.5% of the Company’s investment portfolio at June 30, 2025, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had three asset-backed securities, five corporate securities, and 37 municipal bonds in unrealized loss positions at June 30, 2025. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at June 30, 2025.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. Once the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at June 30, 2025 and December 31, 2024.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government agency or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At June 30, 2025, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at June 30, 2025 and December 31, 2024.

3.    Equity Investments
Equity investments with readily determinable fair values at June 30, 2025 and December 31, 2024, consisted of mutual funds in the amounts of $50.5 million and $4.3 million, respectively, and were included in equity investments on the Consolidated Statements of Financial Condition.
During the three and six months ended June 30, 2025, the Company purchased $127 thousand and $45.5 million, respectively in equity investments with readily determinable fair values, consisting of Community Reinvestment Act (“CRA”) mutual funds. There were no equity investments with readily determinable fair values that were purchased during the same periods of 2024.
The net gains recognized from changes in fair value for equity investments with readily determinable fair values for the three and six months ended June 30, 2025, totaled $117 thousand and $743 thousand, respectively, and were recorded in other noninterest income and fees in the Consolidated Statements of (Loss) Income. The net losses recognized from changes in fair value for equity investments with readily determinable fair values for the three and six months ended June 30, 2024, totaled $19 thousand and $65 thousand, respectively.

At June 30, 2025 and December 31, 2024, the Company also had equity investments without readily determinable fair values, which were carried at cost less any determined impairment. The balance of these investments was adjusted for changes in subsequent observable prices. At June 30, 2025, the total balance of equity investments without readily determinable fair values included in equity investments on the Consolidated Statements of Financial Condition was $37.6 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in Community Development Financial Institutions (“CDFI”) investments, and $36.2 million in CRA investments. At December 31, 2024, the total balance of equity investments without readily determinable fair values was $35.6 million, consisting of $370 thousand in correspondent bank stock, $1.0 million in CDFI investments, and $34.2 million in CRA investments.
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and six months ended June 30, 2025 and 2024.

4.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by segment:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$8,385,764	$8,527,008
Commercial and industrial (“C&I”) loans	3,725,295	3,967,596
Residential mortgage loans	2,273,427	1,082,459
Consumer and other loans	50,301	41,209
Total loans receivable, net of deferred costs and fees	14,434,787	13,618,272
Allowance for credit losses	(149,505)	(150,527)
Loans receivable, net of allowance for credit losses	$14,285,282	$13,467,745
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred costs of $1.4 million and net deferred fees of $241 thousand at June 30, 2025 and December 31, 2024, respectively.
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
The Company had loans receivable of $14.43 billion at June 30, 2025, an increase of $816.5 million, or 6.0%, from December 31, 2024. The increase in loans receivable during the six months ended June 30, 2025, was primarily due to the $1.07 billion in loans added from the Merger with Territorial during the quarter ended June 30, 2025. See Note 16 - “Business Combinations” for additional information regarding the Merger.
The Company had $12.1 million in loans held for sale at June 30, 2025, compared with $14.5 million at December 31, 2024. Loans held for sale at June 30, 2025, consisted of $4.7 million in C&I loans, $1.1 million in residential mortgage loans, and $6.3 million in other consumer loans comprising the Company’s legacy credit card portfolio. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three and six months ended June 30, 2025 and 2024.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2025
Balance, beginning of period	$82,864	$58,424	$5,649	$475	$147,412
Day 1 ACL for acquired purchased credit deteriorated (“PCD”) loans	—	—	63	—	63
Provision (credit) for credit loss on loans	(6,407)	15,952	3,401	1,054	14,000
Loans charged off	(67)	(13,748)	—	(999)	(14,814)
Recoveries of charge offs	910	1,919	—	15	2,844
Balance, end of period	$77,300	$62,547	$9,113	$545	$149,505

Six Months Ended June 30, 2025
Balance, beginning of period	$88,374	$57,243	$4,438	$472	$150,527
Day 1 ACL for acquired PCD loans	—	—	63	—	63
Provision (credit) for credit loss on loans	(11,018)	24,517	4,612	1,089	19,200
Loans charged off	(972)	(21,303)	—	(1,087)	(23,362)
Recoveries of charge offs	916	2,090	—	71	3,077
Balance, end of period	$77,300	$62,547	$9,113	$545	$149,505

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2024
Balance, beginning of period	$90,823	$55,465	$11,942	$528	$158,758
Provision (credit) for credit loss on loans	5,334	4,449	(8,033)	(50)	1,700
Loans charged off	(520)	(5,972)	—	(46)	(6,538)
Recoveries of charge offs	6	2,072	—	21	2,099
Balance, end of period	$95,643	$56,014	$3,909	$453	$156,019

Six Months Ended June 30, 2024
Balance, beginning of period	$93,940	$51,291	$12,838	$625	$158,694
Provision (credit) for credit loss on loans	1,720	12,695	(8,929)	(186)	5,300
Loans charged off	(558)	(10,591)	—	(109)	(11,258)
Recoveries of charge offs	541	2,619	—	123	3,283
Balance, end of period	$95,643	$56,014	$3,909	$453	$156,019

The following tables break out the allowance for credit losses and loan balance by measurement methodology at June 30, 2025 and December 31, 2024:

	June 30, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$1,046	$3,054	$20	$2	$4,122
Collectively evaluated	76,254	59,493	9,093	543	145,383
Total	$77,300	$62,547	$9,113	$545	$149,505

Loans outstanding:
Individually evaluated	$55,368	$46,945	$8,108	$318	$110,739
Collectively evaluated	8,330,396	3,678,350	2,265,319	49,983	14,324,048
Total	$8,385,764	$3,725,295	$2,273,427	$50,301	$14,434,787

	December 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$880	$5,172	$37	$—	$6,089
Collectively evaluated	87,494	52,071	4,401	472	144,438
Total	$88,374	$57,243	$4,438	$472	$150,527

Loans outstanding:
Individually evaluated	$23,235	$60,807	$6,314	$47	$90,403
Collectively evaluated	8,503,773	3,906,789	1,076,145	41,162	13,527,869
Total	$8,527,008	$3,967,596	$1,082,459	$41,209	$13,618,272
At June 30, 2025 and December 31, 2024, reserves for unfunded loan commitments recorded in other liabilities were $3.3 million and $2.7 million, respectively. For the three and six months ended June 30, 2025, the Company recorded an addition to reserves for unfunded commitments of $1.0 million and $600 thousand, respectively. For the three and six months ended June 30, 2024, the Company recorded a reduction to reserves for unfunded commitments of $300 thousand and $1.3 million, respectively.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$26,644	$28,724	$55,368	$—
C&I loans	26,730	20,215	46,945	—
Residential mortgage loans	3,663	4,445	8,108	2,149
Consumer and other loans	—	318	318	—
Total	$57,037	$53,702	$110,739	$2,149

	December 31, 2024
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$17,691	$5,705	$23,396	$—
C&I loans	33,005	27,802	60,807	129
Residential mortgage loans	2,933	3,381	6,314	—
Consumer and other loans	—	47	47	100
Total	$53,629	$36,935	$90,564	$229
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $15.3 million and $12.8 million, at June 30, 2025 and December 31, 2024, respectively.
The following table presents the amortized cost of collateral-dependent loans at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$52,465	$—	$52,465	$20,557	$—	$20,557
C&I loans	6,141	39,713	45,854	6,105	53,809	59,914
Residential mortgage loans	4,443	—	4,443	2,933	—	2,933
Total	$63,049	$39,713	$102,762	$29,595	$53,809	$83,404

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the six months ended June 30, 2025, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. At June 30, 2025 and December 31, 2024, real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, restaurant, land, gas station, warehouse, mixed-use and multifamily properties and real estate collateral securing residential mortgage loans consisted of underlying residential mortgage loan homes. Collateral dependent loans secured by other collateral at June 30, 2025 and December 31, 2024 consisted of loans secured by accounts receivables, inventory, tax credits, and underlying businesses.

Accrued interest receivable on loans totaled $44.1 million at June 30, 2025, and $43.0 million at December 31, 2024. The Company has elected to exclude accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company writes off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
CRE loans	$706	$61	$805	$252
C&I loans	729	1,125	870	1,713
Residential mortgage loans	—	1	37	7
Consumer and other loans	7	—	7	—
Total	$1,442	$1,187	$1,719	$1,972
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at June 30, 2025 and December 31, 2024, by loan segment:

	June 30, 2025				December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$2,627	$1,789	$40,303	$44,719	$1,820	$1,917	$6,021	$9,758
C&I loans	779	305	17,246	18,330	2,516	10,250	23,079	35,845
Residential mortgage loans	1,503	996	7,478	9,977	5,926	5,445	2,845	14,216
Consumer and other loans	—	—	224	224	190	289	109	588
Total Past Due	$4,909	$3,090	$65,251	$73,250	$10,452	$17,901	$32,054	$60,407

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

The following tables present the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Term Loan by Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
CRE loans
Pass	$604,597	$806,598	$482,023	$2,170,734	$1,808,523	$2,238,392	$116,891	$—	$8,227,758
Special mention	—	1,561	2,954	11,780	6,822	20,047	—	—	43,164
Substandard	—	—	5,466	29,766	34,239	45,371	—	—	114,842
Subtotal	$604,597	$808,159	$490,443	$2,212,280	$1,849,584	$2,303,810	$116,891	$—	$8,385,764
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$972	$—	$—	$972

C&I loans
Pass	$721,225	$893,322	$386,298	$620,845	$276,748	$114,751	$461,902	$1,905	$3,476,996
Special mention	608	22,689	31,235	4,555	9,666	93	25,303	—	94,149
Substandard	1,396	12,192	11,142	24,067	40,254	1,108	35,606	—	125,765
Doubtful / loss	—	—	2,578	25,807	—	—	—	—	28,385
Subtotal	$723,229	$928,203	$431,253	$675,274	$326,668	$115,952	$522,811	$1,905	$3,725,295
Year-to-date gross charge offs	$—	$31	$11,288	$6,254	$266	$3,464	$—	$—	$21,303

Residential mortgage loans
Pass	$238,963	$318,256	$152,008	$433,595	$431,345	$691,151	$—	$—	$2,265,318
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,241	6,868	—	—	8,109
Subtotal	$238,963	$318,256	$152,008	$433,595	$432,586	$698,019	$—	$—	$2,273,427
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$10,140	$9,954	$2,329	$2,349	$355	$2,789	$22,068	$—	$49,984
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	58	—	—	259	—	—	317
Subtotal	$10,140	$9,954	$2,387	$2,349	$355	$3,048	$22,068	$—	$50,301
Year-to-date gross charge offs	$—	$9	$—	$—	$—	$—	$1,078	$—	$1,087

Total loans
Pass	$1,574,925	$2,028,130	$1,022,658	$3,227,523	$2,516,971	$3,047,083	$600,861	$1,905	$14,020,056
Special mention	608	24,250	34,189	16,335	16,488	20,140	25,303	—	137,313
Substandard	1,396	12,192	16,666	53,833	75,734	53,606	35,606	—	249,033
Doubtful / loss	—	—	2,578	25,807	—	—	—	—	28,385
Total	$1,576,929	$2,064,572	$1,076,091	$3,323,498	$2,609,193	$3,120,829	$661,770	$1,905	$14,434,787
Total year-to-date gross charge offs	$—	$40	$11,288	$6,254	$266	$4,436	$1,078	$—	$23,362

	December 31, 2024
	Term Loan by Year						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
CRE loans
Pass	$866,696	$564,267	$2,316,371	$1,885,509	$1,111,807	$1,535,735	$117,265	$8,397,650
Special mention	—	15,000	9,879	7,800	1,853	8,778	799	44,109
Substandard	—	966	4,908	32,863	5,469	41,043	—	85,249
Subtotal	$866,696	$580,233	$2,331,158	$1,926,172	$1,119,129	$1,585,556	$118,064	$8,527,008
Year-to-date gross charge offs	$—	$—	$165	$—	$101	$842	$—	$1,108

C&I loans
Pass	$1,426,813	$494,432	$743,004	$348,107	$102,725	$43,377	$495,141	$3,653,599
Special mention	1,773	16,116	23,831	24,197	—	14,692	54,355	134,964
Substandard	11,990	7,774	19,829	37,320	113	862	55,330	133,218
Doubtful / loss	211	17,446	28,158	—	—	—	—	45,815
Subtotal	$1,440,787	$535,768	$814,822	$409,624	$102,838	$58,931	$604,826	$3,967,596
Year-to-date gross charge offs	$—	$2,214	$27,239	$107	$—	$102	$—	$29,662

Residential mortgage loans
Pass	$286,539	$82,682	$344,940	$239,124	$1,320	$121,287	$—	$1,075,892
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	968	1,803	3,796	—	6,567
Subtotal	$286,539	$82,682	$344,940	$240,092	$3,123	$125,083	$—	$1,082,459
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$6,386	$642	$192	$162	$875	$8,318	$24,587	$41,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Subtotal	$6,386	$642	$192	$162	$875	$8,365	$24,587	$41,209
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$318	$318

Total loans
Pass	$2,586,434	$1,142,023	$3,404,507	$2,472,902	$1,216,727	$1,708,717	$636,993	$13,168,303
Special mention	1,773	31,116	33,710	31,997	1,853	23,470	55,154	179,073
Substandard	11,990	8,740	24,737	71,151	7,385	45,748	55,330	225,081
Doubtful / loss	211	17,446	28,158	—	—	—	—	45,815
Total	$2,600,408	$1,199,325	$3,491,112	$2,576,050	$1,225,965	$1,777,935	$747,477	$13,618,272
Total year-to-date gross charge offs	$—	$2,214	$27,404	$107	$101	$944	$318	$31,088
For the twelve months ended December 31, 2024, there were no revolving loans converted to term loans.

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three and six months ended June 30, 2025 and 2024, is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$—	$26,755	$35,526	$26,755
C&I loans	50,482	54,375	74,024	54,375
Consumer and other loans	6,329	—	6,329	—
Total	$56,811	$81,130	$115,879	$81,130
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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented approximately 1% of the Company’s total loan portfolio at June 30, 2025.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At June 30, 2025, the Company utilized the June 2025 consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 1.5% in 2025, 1.6% for 2026, and 2.1% for 2027, with unemployment projected to be 4.3% for 2025, 4.5% for 2026, and 4.3% in 2027. CRE prices in the consensus scenario were expected to show improvement by 2027, with the CRE price index projected to (contract) grow (0.2%) for 2025, (1.5%) for 2026, and 2.5% in 2027. The Company also utilized Moody’s December 2024 consensus economic forecast for the calculation of the December 31, 2024 ACL.

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

	Three Months Ended June 30, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	—	11,327	—	—	11,327
Total Loan Modifications	$—	$11,327	$—	$—	$11,327
% of Loan Class	—%	0.30%	—%	—%	0.08%

	Six Months Ended June 30, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	8,590	—	8,590
Term extension	—	13,905	—	—	13,905
Total Loan Modifications	$—	$13,905	$8,590	$—	$22,495
% of Loan Class	—%	0.37%	0.38%	—%	0.16%

	Three Months Ended June 30, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$—	$—	$—	$—
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	—	4,848	—	—	4,848
Total Loan Modifications	$—	$4,848	$—	$—	$4,848
% of Loan Class	—%	0.13%	—%	—%	0.04%

	Six Months Ended June 30, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Principal forgiveness	$—	$9,946	$—	$—	$9,946
Interest rate reduction	—	—	—	—	—
Payment delay	—	—	—	—	—
Term extension	—	4,848	—	—	4,848
Total Loan Modifications	$—	$14,794	$—	$—	$14,794
% of Loan Class	—%	0.38%	—%	—%	0.11%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Payment delay
Residential mortgage loans	Length of payment delay by a weighted average of:	N/A	0.3 years
Term extension
C&I loans	Extended term by a weighted average of:	0.3 years	0.3 years

	Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Principal forgiveness
C&I loans	Forgiveness of principal totaling:	N/A	$4.4	million
Term extension
C&I loans	Extended term by a weighted average of:	0.3 years	0.3 years
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company had no loans that were modified within the 12 months ended June 30, 2025, and that experienced a payment default during the three months ended June 30, 2025. The Company had one loan totaling $2.5 million that was modified through a payment delay within the 12 months ended June 30, 2025, and that experienced a payment default during the six months ended June 30, 2025.
All loans that were modified within the 12 months ended June 30, 2024, to borrowers experiencing financial difficulty were current at June 30, 2024. There were no loan modifications to borrowers experiencing financial difficulty that had payment defaults during the three and six months ended June 30, 2024, and that were modified in the 12 months prior to default.

5.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill
The carrying amount of the Company’s goodwill at June 30, 2025, and December 31, 2024, was $478.1 million and $464.5 million, respectively. The Company recorded goodwill of $13.7 million as a result of the Merger with Territorial on April 2, 2025. There was no impairment of goodwill recorded during the three and six months ended June 30, 2025. See Note 16 - “Business Combinations” for additional information regarding the Merger.
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
At December 31, 2024, the Company performed a qualitative assessment to test for impairment and management has concluded that there was no impairment. There were no triggering events during the quarter ended June 30, 2025, that indicated goodwill was more than likely impaired. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole.
Intangible Assets
A core deposit intangible asset of $46.5 million, representing 4.1% of core deposits, was recorded as part of the Merger with Territorial during the quarter ended June 30, 2025, and is scheduled to amortize for a period of 15 years ending in 2040. See Note 16 - “Business Combinations” for additional information regarding the Merger.
Amortization expense related to core deposit intangible assets totaled $1.2 million and $1.5 million for the three and six months ended June 30, 2025, respectively. Amortization expense related to core deposit intangible assets totaled $401 thousand and $802 thousand for the three and six months ended June 30, 2024, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2025 and December 31, 2024:

			June 30, 2025		December 31, 2024
Core Deposit Intangibles Related To:	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
		(Dollars in thousands)
Wilshire Bancorp acquisition	10 years	$18,138	$(16,559)	$1,579	$(15,807)	$2,331
Territorial Bancorp acquisition	15 years	46,520	(775)	45,745	—	—
Total		$64,658	$(17,334)	$47,324	$(15,807)	$2,331
Servicing Assets
Total servicing assets at June 30, 2025 totaled $11.8 million comprised $10.6 million in SBA servicing assets and $1.3 million in mortgage related servicing assets. At December 31, 2024, servicing assets totaled $10.1 million and comprised $8.6 million in SBA servicing assets and $1.5 million in mortgage related servicing assets.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At June 30, 2025 and December 31, 2024, the Company did not have a valuation allowance on its servicing assets.

The changes in servicing assets for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$10,775	$8,869	$10,051	$9,631
Additions through originations of servicing assets	1,986	742	3,430	749
Amortization	(939)	(627)	(1,659)	(1,396)
Balance at end of period	$11,822	$8,984	$11,822	$8,984
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.05 billion at June 30, 2025, and $975.0 million at December 31, 2024.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at June 30, 2025 and December 31, 2024, are presented below.

	June 30, 2025	December 31, 2024
SBA Servicing Assets:
Weighted-average discount rate	8.80%	10.18%
Constant prepayment rate	8.94%	9.33%
Mortgage Servicing Assets:
Weighted-average discount rate	10.75%	11.13%
Constant prepayment rate	3.76%	4.37%

6.    Deposits
Total deposits of $15.94 billion at June 30, 2025, were up $1.62 billion, or 11.3%, from $14.33 billion at December 31, 2024. The increase in deposits was primarily due to the $1.67 billion in deposits assumed from the Merger with Territorial during the quarter ended June 30, 2025. The Company recorded $147 thousand in net premium on time deposits at close of Merger, of which $60 thousand in net discounts remained at June 30, 2025. See Note 16 - “Business Combinations” for additional information regarding the Merger.
The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2025 and December 31, 2024 was $3.30 billion and $2.71 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at June 30, 2025 and December 31, 2024. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2025 and December 31, 2024, a letter of credit issued by the FHLB for $330.0 million and $150.0 million, respectively, and at December 31, 2024, securities with an aggregate fair value of $200.5 million were pledged as collateral for the California State Treasurer’s deposits. At June 30, 2025, certificates of deposit owned by state and local governments in Hawaii in amounts greater than or equal to $250,000 was $244.1 million, and was collateralized by investment securities with an aggregate fair value of $257.3 million.
Brokered deposits at June 30, 2025 and December 31, 2024, totaled $797.1 million and $1.06 billion, respectively. Brokered deposits at June 30, 2025, consisted of $475.9 million in money market and NOW accounts and $321.2 million in time deposit accounts. Brokered deposits at December 31, 2024, consisted of $527.1 million in money market and NOW accounts and $536.0 million in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $3.3 million and $1.1 million at June 30, 2025 and December 31, 2024, respectively.
The following is a breakdown of the Company’s deposits at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$3,485,502	22%	$3,377,950	24%
Money market and NOW accounts	4,910,645	31%	4,515,251	31%
Savings deposits	1,192,354	7%	660,484	5%
Time deposits	6,354,854	40%	5,773,804	40%
Total deposits	$15,943,355	100%	$14,327,489	100%

7.    Borrowings
At June 30, 2025, borrowings totaled $29.8 million, compared with $239.0 million at December 31, 2024. All of the Company’s borrowings at June 30, 2025 and December 31, 2024, had maturities of less than 12 months. Borrowings at June 30, 2025 are net of discounts totaling $248 thousand and have a weighted average effective rate of 1.72%. The tables below summarize the Company’s borrowing lines at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$3,915,707	$30,000	1.70%	$3,885,707
FRB Discount Window	1,579,149	—	—%	1,579,149
Unsecured Federal Funds lines	331,180	—	—%	331,180
Total	$5,826,036	$30,000	1.70%	$5,796,036

	December 31, 2024
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB	$4,151,408	$100,000	4.88%	$4,051,408
FRB Discount Window	1,731,467	139,000	4.50%	1,592,467
Unsecured Federal Funds lines	317,391	—	—%	317,391
Total	$6,200,266	$239,000	4.66%	$5,961,266

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. The Company’s available borrowing capacity decreased to $5.80 billion at June 30, 2025 from $5.96 billion at December 31, 2024, mainly due to an increase in FHLB issued letters of credit from $150.0 million at December 31, 2024 to $330.0 million at June 30, 2025. At June 30, 2025 and December 31, 2024, loans with a carrying amount of $7.45 billion and $7.58 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity, respectively. At June 30, 2025, in addition to FHLB stock, a total market value of $45.0 million in investment securities were pledged as collateral to the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As part of the 2025 second quarter Merger, the Company assumed $160.0 million in FHLB advances, of which $125.0 million was paid off on April 2, 2025, and an additional $5.0 million matured prior to June 30, 2025. The remaining $30.0 million in FHLB advances outstanding at June 30, 2025, have maturities through June 2026, have a weighted average coupon rate of 1.70%, and were acquired at a discount of $441 thousand, with $248 thousand in discount remaining at June 30, 2025. See Note 16 - “Business Combinations” for additional information regarding the Merger.
The Company may also borrow from the FRB discount window up to the maximum amount, which is limited to 99% of the fair market value of the qualifying loans and securities that are pledged. At June 30, 2025, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $1.81 billion. There were no investment securities pledged at the discount window at June 30, 2025.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at June 30, 2025 and December 31, 2024.

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
On May 15, 2023, most holders of the Company’s convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. During 2023, the Company also repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker. No notes were repurchased or paid off in the six months ended June 30, 2025 or the year ended December 31, 2024.
The carrying value of the convertible notes at June 30, 2025 and December 31, 2024, was $444 thousand. The capitalized issuance costs were fully amortized at both June 30, 2025 and December 31, 2024.
Interest expense on the convertible notes for the three and six months ended June 30, 2025, totaled $2 thousand and $4 thousand, respectively. Interest expense on the convertible notes for the three and six months ended June 30, 2024, totaled $2 thousand and $4 thousand, respectively.
Subordinated Debentures
At June 30, 2025, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at June 30, 2025:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	7.73%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	7.37%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	7.52%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	6.23%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,614	Variable	7.37%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	17,070	Variable	6.36%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	12,261	Variable	5.98%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,738	Variable	5.96%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	16,268	Variable	6.18%	06/30/2037
Total		$126,000	$109,819

The carrying value of the subordinated debentures at June 30, 2025 and December 31, 2024, was $109.8 million and $109.1 million, respectively. At June 30, 2025 and December 31, 2024, acquired subordinated debentures had remaining discounts of $20.1 million and $20.8 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2025 and December 31, 2024, and is included in other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.

9.    Commitments and Contingencies
The following table presents a summary of commitments described below at the dates indicated below:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to extend credit	$2,239,010	$2,255,785
Standby letters of credit	129,138	134,548
Other letters of credit	36,791	22,874
Commitments to fund affordable housing partnerships and CRA investments	29,902	18,845
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
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $3.3 million at June 30, 2025, and $2.7 million at December 31, 2024.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $302 thousand at June 30, 2025, and $664 thousand at December 31, 2024. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

10.    Stockholders’ Equity
Total stockholders’ equity at June 30, 2025, was $2.22 billion, compared with $2.13 billion at December 31, 2024.
On April 2, 2025, the Company acquired Territorial in an all-stock transaction. Pursuant to the Merger Agreement, Territorial shareholders received 0.8048 shares of the Company’s common stock in exchange for each share of Territorial common stock owned, with cash paid in lieu of fractional shares. The Company issued 6,976,754 shares of the Company’s common stock to Territorial shareholders valued at $73.3 million as part of the transaction, based on the closing price of the Company’s common stock on April 2, 2025. The pre-merger outstanding shares of the Company’s common stock remained outstanding and were not affected by the Merger. See Note 16 - “Business Combinations” for additional information regarding the Merger.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which an estimated $35.3 million remained available at June 30, 2025. During the six months ended June 30, 2025, the Company did not repurchase any shares of common stock as part of this program. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
For the three months ended June 30, 2025 and 2024, the Company paid dividends of $0.14 per common share. For the six months ended June 30, 2025 and 2024, the Company paid dividends of $0.28 per common share.
The following table presents the changes to accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$(206,312)	$(222,278)	$(227,872)	$(204,738)

Unrealized net gains (losses) on investment securities AFS	10,480	(9,381)	43,185	(23,115)
Unrealized net losses on interest rate contracts used for cash flow hedges	(856)	(2,750)	(2,040)	(10,936)
Reclassification adjustments for net losses (gains) realized in net income	38,475	(3,241)	37,420	(6,172)
Tax effect	(13,191)	4,520	(22,097)	11,831
Other comprehensive income (loss), net of tax	34,908	(10,852)	56,468	(28,392)
Balance at end of period	$(171,404)	$(233,130)	$(171,404)	$(233,130)
Reclassifications for net gains and losses realized in net income for the three and six months ended June 30, 2025 and 2024, related to net gains on interest rate contracts designated as cash flow hedges, amortization on unrealized losses from transferred investment securities to HTM, and net gains and losses on sales of investment securities. Gains and losses on interest rate contracts are recorded in interest income and expense in the Consolidated Statements of (Loss) Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the impact on yield of the corresponding discount amortization.
For the three and six months ended June 30, 2025, the Company reclassified net gains of $1.2 million and $3.2 million on interest rate contracts designated as cash flow hedges, respectively, from other comprehensive income to net interest income, compared with net gains of $3.8 million and $7.6 million for the three and six months ended June 30, 2024, respectively.
For the three and six months ended June 30, 2025, the Company recorded a reclassification adjustment of $860 thousand and $1.7 million, respectively, from other comprehensive income to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM, compared with $978 thousand and $1.8 million for the three and six months ended June 30, 2024, respectively.
For both the three and six months ended June 30, 2025, the Company reclassified net losses of $38.9 million on the sale of investment securities AFS, respectively, from other comprehensive income to noninterest income, compared with the reclassification of net gains of $425 thousand for both the three and six months ended June 30, 2024.

11.    (Losses) Earnings Per Share (“EPS”)
EPS are computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three and six months ended June 30, 2025, stock options and restricted share awards of 525,283 and 523,812 shares of common stock, respectively, were excluded in computing diluted (losses) earnings per common share because they were anti-dilutive. For the three and six months ended June 30, 2024, stock options and restricted share awards of 527,936 and 517,628 shares of common stock, respectively, were excluded in computing diluted (losses) earnings per common share because they were anti-dilutive.
Pursuant to the Territorial Merger Agreement, on April 2, 2025, Territorial shareholders received 0.8048 shares of Hope Bancorp common stock in exchange for each share of Territorial common stock; accordingly, the Company issued 6,976,754 shares, or $73.3 million of equity, as part of the transaction, based on the closing price of the Company’s common stock on April 2, 2025. The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at June 30, 2025. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 8 - “Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). Under the required if-converted method for calculating dilutive EPS for convertible instruments, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and six months ended June 30, 2025 and 2024, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and six months ended June 30, 2025 and 2024, as the conversion price exceeded the market price of the Company’s stock.
The following table presents computations of basic and diluted EPS for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025			2024
	Net Loss (Numerator)	Weighted-Average Shares (Denominator)	Losses Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$(27,881)	128,001,605	$(0.22)	$25,270	120,664,472	$0.21
Effect of dilutive securities:
Stock options and restricted stock		222,386			274,957
Diluted EPS - common stock	$(27,881)	128,223,991	$(0.22)	$25,270	120,939,429	$0.21

	Six Months Ended June 30,
	2025			2024
	Net Loss (Numerator)	Weighted-Average Shares (Denominator)	Losses Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$(6,785)	124,426,400	$(0.05)	$51,134	120,425,886	$0.42
Effect of dilutive securities:
Stock options and restricted stock		433,480			538,263
Diluted EPS - common stock	$(6,785)	124,859,880	$(0.05)	$51,134	120,964,149	$0.42

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
Interest income from loans and other earning assets, and income from fee-based businesses provide banking operation revenue. Interest expense on deposits and other sources of funding, provisions for credit losses, and operating expenses, primarily salaries and employee benefits, occupancy, furniture and equipment, and data processing and communications, provide the significant expenses of banking operations. The Company currently operates as a single segment and all operations are domestic. The Merger did not result in any additional operating segment for the Company since Territorial branches became part of the Company’s single segment.
The following table presents certain segment income statement information, including significant expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income	$117,533	$105,860	$218,350	$220,907
Provision for credit losses	(15,000)	(1,400)	(19,800)	(4,000)
Noninterest income	(22,956)	11,071	(7,268)	19,357
Noninterest expense	(109,473)	(80,987)	(193,334)	(165,826)
(Loss) income before income taxes	$(29,896)	$34,544	(2,052)	70,438

Significant segment expenses
Salaries and employee benefits	$52,834	$44,107	$101,294	$91,684
Occupancy	8,884	6,906	16,050	13,692
Furniture and equipment	7,817	5,475	13,530	10,815
Data processing and communications	3,602	2,997	6,509	5,987
Merger and restructuring-related costs	17,281	2,165	19,800	3,611
The following table presents certain segment balance sheet information:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Total assets	$18,547,017	$17,054,008
Investment securities AFS and HTM	2,268,889	2,075,628
Total loans receivable	14,434,787	13,618,272
Total deposits	15,943,355	14,327,489

13.    Revenue Recognition
The Company recognizes revenue when obligations under the terms of a contract with customers are satisfied. ASU 2014-09 (Topic 606) does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also out of scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, wire transfer and foreign currency fees, and certain other real estate owned (“OREO”) related net gains or expenses. However, the recognition of these revenue streams for the Company did not change significantly upon adoption of Topic 606. Noninterest revenue streams within the scope of Topic 606 are discussed below.
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
Service charges on deposit accounts and wire transfers are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$229	$244	$459	$488
Customer analysis charges	1,600	1,526	3,134	2,949
NSF charges	1,094	805	2,145	1,619
Other service charges	150	75	232	154
Total noninterest bearing deposit account income	3,073	2,650	5,970	5,210

Interest bearing deposit account income:
Monthly service charges	33	31	57	58
Total service fees on deposit accounts	$3,106	$2,681	$6,027	$5,268

Wire transfer fee income:
Wire transfer fees	$379	$495	$724	$758
Foreign exchange fees	679	479	1,320	1,028
Total wire transfer and foreign currency fees	$1,058	$974	$2,044	$1,786

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
The 2024 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2024 Plan reserved for 4,500,000 shares available for grant to participants. At June 30, 2025, there were 2,555,341 remaining shares available for future grants under the 2024 Plan. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2024 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
The shares of common stock previously available under the 2019 Incentive Compensation Plan (the “2019 Plan”) are no longer be available for future grant.
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
The following is a summary of the stock option activity under the Company’s plans for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2025	421,231	$17.04
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding - June 30, 2025	421,231	$17.04	1.13	$—
Options exercisable - June 30, 2025	421,231	$17.04	1.13	$—
The following is a summary of the restricted stock and performance unit activity under the Company’s plans for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2025	1,705,716	$11.84
Granted	1,320,411	10.18
Vested	(595,749)	11.89
Forfeited	(221,681)	13.24
Outstanding (unvested) - June 30, 2025	2,208,697	$10.69
The total fair value of restricted stock and performance units vested during the six months ended June 30, 2025 and 2024, was $6.2 million and $10.0 million, respectively.

The total amounts charged against income related to stock-based payment arrangements were $1.7 million and $3.6 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, $1.7 million and $4.4 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $496 thousand and $1.1 million for the three and six months ended June 30, 2025, respectively, compared with $466 thousand and $1.2 million for the three and six months ended June 30, 2024, respectively.
Since all stock option grants were vested at June 30, 2025, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units at June 30, 2025 was $16.8 million, and is expected to be recognized over a weighted average vesting period of 2.38 years.

15.    Income Taxes
For the three months ended June 30, 2025, the Company recorded an income tax benefit of $2.0 million on pretax loss of $29.9 million, representing an effective tax rate of 6.74%, compared with an income tax provision of $9.3 million on pretax income of $34.5 million, representing an effective tax rate of 26.85% for the three months ended June 30, 2024.
For the six months ended June 30, 2025, the Company recorded an income tax provision of $4.7 million on pretax loss of $2.1 million, representing an effective tax rate of (230.65)%, compared with an income tax provision of $19.3 million on pretax income of $70.4 million, representing an effective tax rate of 27.41% for the six months ended June 30, 2024.
The year-over-year changes in the income tax provision or benefit, and effective tax rates for the three and six months ended June 30, 2025, compared with the three and six months ended June 30, 2024, reflected the impact of merger-related expenses and securities portfolio sales recognized in the second quarter of 2025, both of which reduced pre-tax income. In addition, income tax expense and the effective tax rate were impacted by a change in California’s state tax apportionment law that was signed on June 27, 2025, and which became effective for tax years beginning on or after January 1, 2025.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $696 thousand both at June 30, 2025 and December 31, 2024, that relate to uncertainties associated with federal and state income tax matters.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at June 30, 2025 or December 31, 2024.

16.    Business Combinations
The Company applied the acquisition method of accounting for the Merger with Territorial under ASC 805 “Business Combinations”. Under the acquisition method of accounting, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilized valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed was recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed was greater than the purchase price, a bargain purchase gain is recognized. Merger-related costs are expensed as incurred as merger and integration expense. The Company determined that the Merger with Territorial was “not significant” under the definition as stated in SEC rules and regulations.
Acquisition of Territorial Bancorp Inc.
On April 2, 2025, the Company completed the acquisition of Territorial Bancorp Inc., a Maryland corporation and its wholly owned subsidiary, Territorial Savings Bank, headquartered in Honolulu, Hawaii, in accordance with the Agreement and Plan of Merger by and between the Company and Territorial entered into on April 26, 2024. Under the Merger Agreement, Territorial merged with and into the Company, immediately followed by the merger of Territorial’s subsidiary bank, Territorial Savings Bank, with and into the Company’s subsidiary bank, Bank of Hope, with the Company being the surviving corporation. The Company acquired Territorial to expand its domestic presence to the Hawaii market, increase its low cost deposits base, and to further diversify the Company’s loan portfolio by acquiring Territorial’s residential mortgage loan portfolio. After acquisition accounting adjustments, $1.93 billion in assets were acquired through the transaction, including $1.07 billion in loans receivable, and $1.67 billion in deposits were assumed. Subsequent to the Merger, the Bank operates 29 branches in Hawaii under the trade name Territorial Savings.
Pursuant to the Merger Agreement, Territorial shareholders received 0.8048 shares of the Company’s common stock in exchange for each share of Territorial common stock owned, with cash paid in lieu of fractional shares. The Company issued 6,976,754 shares of the Company’s common stock to Territorial shareholders valued at $73.3 million, based on the closing price of the Company’s common stock on April 2, 2025. The pre-merger outstanding shares of the Company’s common stock remained outstanding and were not affected by the Merger.

Consideration Paid and Net Assets Acquired
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

April 2, 2025
(Dollars in thousands)
Consideration paid:
Hope common stock issued in exchange for Territorial common stock	$73,326
Cash paid in lieu of fractional shares	5
Total consideration paid	$73,331

Assets acquired:
Cash and cash equivalents	$86,701
Investment securities AFS	18,530
Investment securities HTM	516,665
Loans receivable	1,067,238
FHLB and FRB stock	11,697
Premises and equipment	17,035
Accrued interest receivable	5,218
Deferred tax assets, net	85,458
BOLI	49,896
Operating lease ROU assets	22,737
CDI	46,520
Other assets	3,099
Liabilities assumed:
Deposits	(1,670,633)
Borrowings	(160,770)
Accrued interest payable	(944)
Operating lease liabilities	(21,115)
Other liabilities	(17,655)
Total identifiable net assets acquired	$59,677
Excess of consideration paid over fair value of net assets acquired, or goodwill	$13,654
The fair value estimates above are considered provisional and additional analysis may be performed. Fair values are primarily determined using inputs that are not observable from market-based information. Management may further adjust the provisional fair values during a measurement of up to one year from the acquisition date. Any adjustments to provisional amounts will be applied prospectively. Valuations subject to change include, but are not limited to, loans receivable, premises and equipment, deferred tax assets, other assets, accrued interest payable and other liabilities. Goodwill recorded from the Merger reflects expected cost savings and increased revenue opportunities through offering a broader array of products and services to the strategically important market of Hawaii. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.
Determination of Fair Values
The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed from Territorial.
Cash and cash equivalents - The carrying amount of these items was a reasonable estimate of their fair value based on the short-term nature of these assets.

Investment securities - The acquired investment securities were sold immediately after the Merger. The actual sales prices of securities were used as the fair value, rather than the quoted market price, as sales prices were determined to be the best indicator of fair value as of the acquisition date.
Loans receivable - The fair value of loans was estimated on an individual basis based on the characteristics for each loan. A discounted cash flow analysis was used to project cash flows for each loan using assumptions for rate, remaining maturity, prepayment speeds, projected default probabilities, loss given defaults, and estimates of prevailing discount rates.
The acquired loans totaling $1.28 billion were valued at $1.07 billion. Net discounts of $205.9 million and $3.8 million on non-PCD and PCD loans, respectively, were recorded as reductions to loans receivable on the Company's Consolidated Statements of Financial Condition, and will be amortized or accreted using the effective interest rate method, at an individual loan level basis, as an adjustment to loan interest income on the Consolidated Statements of (Loss) Income over the remaining life of each loan.
In addition, an initial allowance for credit losses on PCD loans of $63 thousand was recorded on the Consolidated Statements of Financial Condition at the date of acquisition with no impact on the Consolidated Statements of (Loss) Income, and was included in the initial amortized cost basis for PCD loans. An initial ACL of $3.9 million on acquired non-PCD loans was recorded on the Consolidated Statements of Financial Condition, and a corresponding credit loss expense was incurred on the Consolidated Statements of (Loss) Income. The ACL on acquired loans was determined using a methodology consistent with the ACL on the Company’s existing loan receivables portfolio.
Loans were classified as PCD if they were on nonaccrual status, 60 days past due or greater, or had been 30 days past due more than twice, 60 days past due more than once, or were ever 90+ days past due.
The acquired PCD loans are summarized in the following table:

April 2, 2025
(Dollars in thousands)
Amortized cost of acquired PCD loans	$19,203
Day 1 ACL on PCD loans	(63)
Noncredit discount on PCD loans	(3,757)
Fair value of acquired PCD loans	$15,383
Deferred tax assets, net - Under ASC 805-740, deferred taxes were recognized for the differences between the tax bases and the amounts recognized for financial reporting purposes of the assets acquired and liabilities assumed in a business combination.
Bank owned life insurance - The cash surrender value of Territorial’s BOLI was representative of the fair value of BOLI at acquisition date.
Leases - Under ASC 805, an acquiring company is required to adjust the ROU asset on operating leases to reflect favorable and unfavorable terms of the lease when compared with market terms at the point of acquisition. The adjustment represents the difference between the present value of current and future contract lease obligations and the estimated market lease rates over the remaining term of the lease. The favorable or unfavorable adjustments will be amortized or accreted on a straight-line basis over the remaining term of the lease agreements, to noninterest expense on the Consolidated Statements of (Loss) Income.
Core deposit intangible - The CDI represents the low cost of funding acquired core deposits provide relative to the Company’s marginal cost of funds. The Company calculated the CDI from Territorial using the income approach, which estimates CDI valuation based on the cost savings a company will realize from acquiring low-cost, stable core deposits compared to alternative sources of funding. The Company will amortize the CDI over its estimated useful life.
Deposits - The fair values used for demand, savings and money market deposits were equal to the amount payable on demand at the acquisition date. The fair value of time deposits was estimated by discounting the estimated future cash flows using current rates offered for deposits with similar remaining maturities. Premiums and discounts will be accreted on a straight-line basis as a decrease and increase, respectively, to time deposit interest expense on the Consolidated Statements of (Loss) Income, over the remaining weighted average term of each category of time deposits.
Borrowings - The fair value of FHLB advances was estimated by discounting the estimated future cash flows using rates available to the Company for debt with similar remaining maturities along with applicable prepayment fees. The fair value adjustment on outstanding FHLB advances will be amortized over the remaining term of the advances.

Pro Forma Information
The operating results for Territorial are included in the Condensed Consolidated Statements of (Loss) Income beginning on the acquisition date of April 2, 2025.
The following unaudited combined pro forma information presents the operating results for the three and six months ended June 30, 2025 and 2024, as if the Territorial acquisition had occurred on January 1, 2024. The pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisitions occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations.
The second quarter 2025 pro forma information is based on the Company’s actual pre-tax income, excluding certain merger-related items, including noninterest expenses and provision for credit losses, and applying a pro forma effective tax rate. The historical pro forma information uses Territorial’s second quarter 2025 pre-tax income as a run-rate proxy of Territorial’s contribution in the period of comparison, excluding certain merger-related items in the historical periods, and applying a pro forma effective tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Revenue (noninterest income before provision for credit losses and noninterest income)	$94,623	$130,724	$224,907	$267,650
Net (loss) income	(6,597)	28,528	22,977	61,454
The pro forma results do not include expected operating cost savings or income synergies as a result of the acquisitions. In addition, merger-related expenses shown in the section below were not included in the pro forma information. These pro forma results require significant estimates and judgments particularly as it relates to the valuation and accretion of income associated with acquired loans.
Merger-Related Expenses
The following table presents merger-related expenses associated with the Merger, which were included in the Consolidated Statements of (Loss) Income as provision for credit losses and noninterest expense. Merger-related provision for credit losses consists of mostly day 1 provision for credit losses recorded on acquired non-PCD loans. Merger-related expenses consisted primarily of salaries and benefits, professional services, and other noninterest expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Merger-related provision for credit losses	$4,461	$—	$4,461	$—
Merger-related expenses	17,142	1,589	19,495	2,633

17.    Derivative Financial Instruments
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
The tables below present the fair value of the Company’s derivative financial instruments at June 30, 2025 and December 31, 2024. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities,” respectively, on the Company’s Consolidated Statements of Financial Condition.

	June 30, 2025
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$625,000	$—	$—
Interest rate collars	500,000	291	—
Total	$1,125,000	$291	$—

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,288,382	$28,873	$(9,325)
Interest rate contracts with customers	1,288,382	9,325	(29,547)
Foreign exchange contracts with correspondent banks	15,559	11	(485)
Risk participation agreement	134,170	—	(28)
Mortgage banking derivatives	2,000	17	(16)
Total	$2,728,493	$38,226	$(39,401)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2024
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities
	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$1,125,000	$—	$(2,330)
Interest rate collars	500,000	—	(1,227)
Forward interest rate swaps	200,000	—	(1,474)
Total	$1,825,000	$—	$(5,031)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,120,217	$46,294	$(1,400)
Interest rate contracts with customers	1,120,217	1,400	(47,384)
Foreign exchange contracts with correspondent banks	16,056	894	(1)
Foreign exchange contracts with customers	224	6	—
Risk participation agreement	100,957	—	(15)
Total	$2,357,671	$48,594	$(48,800)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term SOFR and Federal Funds Rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $457 thousand, net of taxes, from AOCI as an increase to net interest income, including a decrease of $2.3 million from terminated swaps.
During the six months ended June 30, 2025, the Company terminated $600.0 million in notional value of receive fixed swaps set to mature through September 2028. The swaps were designated as cash flow hedges on the changes in cash flows associated with certain variable rate loans. The termination of the swaps was performed to reduce prolonged exposure to higher interest rates. Prior to the termination of the swaps, the change in value of the swaps was recorded through accumulated other comprehensive income. Including previously terminated swaps in 2024 totaling to $400.0 million in notional value of receive fixed swaps, $6.5 million in pre-tax losses in AOCI at June 30, 2025, which represents the total unamortized fair value adjustments on $1.00 billion in notional value of terminated received fixed swaps, will be amortized as a reduction to net interest income over an expected remaining period of 2.2 years.
The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(Dollars in thousands)
Interest rate contracts	Interest income and fees on loans	$(819)	$(986)	$(1,816)	$(1,986)
Interest rate contracts	Interest expense on deposits	1,897	3,257	3,773	6,740
Interest rate contracts	Interest expense on FHLB and FRB borrowings	163	1,523	1,196	2,818
Total		$1,241	$3,794	$3,153	$7,572
Derivatives not designated as hedges
The Company’s derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Simultaneously, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer interest rate contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition. The change in fair value is recognized in the Consolidated Statements of (Loss) Income as other income and fees.

The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in “Other assets” and “Other liabilities” on the Consolidated Statements of Financial Condition. During the three and six months ended June 30, 2025, the changes in fair value on foreign exchange contracts were losses of $947 thousand and $1.4 million, respectively, and were recognized in the Consolidated Statements of (Loss) Income as other income and fees. During the three and six months ended June 30, 2024, the changes in fair value on foreign exchange contracts were gains of $370 thousand and gains of $633 thousand, respectively, and were recognized in the Consolidated Statements of (Loss) Income as other income and fees.
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

18.    Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$—	$—	$—	$—
Collateralized mortgage obligations	713,563	—	713,563	—
Mortgage-backed securities:
Residential	576,401	—	576,401	—
Commercial	446,964	—	446,964	—
Asset-backed securities	134,061	—	134,061	—
Corporate securities	18,849	—	18,849	—
Municipal securities	131,805	—	130,998	807
Equity investments with readily determinable fair value	50,538	50,538	—	—
Interest rate contracts	38,198	—	38,198	—
Mortgage banking derivatives	17	—	17	—
Other derivatives	302	—	302	—

Liabilities:
Interest rate contracts	38,872	—	38,872	—
Mortgage banking derivatives	16	—	16	—
Other derivatives	513	—	485	28

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2025 and 2024.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$807	$819	$812	$858
Change in fair value included in other comprehensive income	—	(4)	(5)	(43)
Ending Balance	$807	$815	$807	$815

Risk participation agreements:
Beginning Balance	$21	$13	$15	$28
Change in fair value included in income	7	3	13	(12)
Ending Balance	$28	$16	$28	$16

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans and loans held for sale. These fair value adjustments result from individually evaluated ACL recognized during the period, and application of the lower of cost or fair value on loans held for sale.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$26,594	$—	$—	$26,594
C&I loans	22,456	—	—	22,456
Residential mortgage loans	768	—	—	768
Loans held for sale, net	6,329	—	—	6,329

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$2,985	$—	$—	$2,985
C&I loans	38,993	—	—	38,993
Loans held for sale, net	11,611	—	11,611	—
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(410)	$(323)	$(433)	$(360)
C&I loans	(8,540)	(2,968)	(8,540)	(2,968)
Residential mortgage loans	(12)	—	(12)	—
Loans held for sale, net	(904)	(2,854)	(904)	(2,854)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs			Weighted-Average of Inputs
	(Dollars in thousands)
June 30, 2025
Collateral dependent loans	$27,362	Collateral Fair Value	Selling cost	8.5%	-	12.3%	8.6%
	9,527	Enterprise Value	EBITDA(1) multiple	8.7			8.7
	3,376	Enterprise Value	Active bid	N/A			N/A
	9,553	Asset Fair Value	Discount	9.7%	-	10.2%	10.2%
Loans held for sale, net	6,329	Asset Fair Value	Discount	12.5%			12.5%

December 31, 2024
Collateral dependent loans	$7,963	Collateral Fair Value	Selling cost	8.5%			8.5%
	2,359	Enterprise Value	EBITDA(1) multiple	5.2			5.2
	10,336	Enterprise value	Revenue multiple	1.0			1.0
			EBITDA(1) multiple	8.0			8.0
	21,320	Asset Fair Value	Discount	10.1%	-	91.2%	38.8%
__________________________________
(1)    EBITDA = earnings before interest, tax, depreciation and amortization.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$689,734	$689,734	Level 1
Investment securities HTM	247,246	230,565	Level 2
Equity investments without readily determinable fair values	37,614	37,614	Level 2
Loans held for sale	12,051	12,076	Level 2
Loans receivable, net	14,285,282	13,891,635	Level 3
Accrued interest receivable	53,589	53,589	Level 2/3
Servicing assets, net	11,822	21,730	Level 3
Customers’ liabilities on acceptances	921	921	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,485,502	$3,485,502	Level 2
Money market, interest bearing demand and savings deposits	6,102,999	6,102,999	Level 2
Time deposits	6,354,854	6,354,333	Level 2
FHLB and FRB borrowings	29,752	29,749	Level 2
Convertible notes, net	444	431	Level 1
Subordinated debentures	109,819	104,001	Level 3
Accrued interest payable	72,004	72,004	Level 2
Acceptances outstanding	921	921	Level 2

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$458,199	$458,199	Level 1
Investment securities HTM	252,385	231,124	Level 2
Equity investments without readily determinable fair values	35,625	35,625	Level 2
Loans held for sale	14,491	14,504	Level 2
Loans receivable, net	13,467,745	13,179,753	Level 3
Accrued interest receivable	51,169	51,169	Level 2/3
Servicing assets, net	10,051	19,113	Level 3
Customers’ liabilities on acceptances	484	484	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,377,950	$3,377,950	Level 2
Money market, interest bearing demand and savings deposits	5,175,735	5,175,735	Level 2
Time deposits	5,773,804	5,782,223	Level 2
FHLB and FRB borrowings	239,000	239,358	Level 2
Convertible notes, net	444	438	Level 1
Subordinated debentures	109,140	105,729	Level 3
Accrued interest payable	93,784	93,784	Level 2
Acceptances outstanding	484	484	Level 2

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

19.    Leases
The Company’s operating leases comprise primarily real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 year to 13 years at June 30, 2025. In addition, the Company leases ATM equipment located at certain branches with remaining lease terms of up to 7 years. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. The Company did not have any finance leases at June 30, 2025 and December 31, 2024.
The table below summarizes supplemental balance sheet information related to operating leases:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Operating lease ROU assets	$58,372	$39,432
Current portion of long-term lease liabilities	16,668	13,946
Long-term lease liabilities	44,217	30,113
The Company assumed operating leases with the acquisition of Territorial. The ROU assets and related lease liabilities recorded for the assumed leases were $22.7 million and $21.1 million, respectively. ROU assets related to the acquisition reflect net favorable adjustments of approximately $1.9 million. The ROU assets from Territorial included 26 real estate and 1 equipment leases. See Note 16 - “Business Combinations” for additional information regarding the Merger.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the six months ended June 30, 2025, the Company extended five leases and did not enter into any new lease contracts aside from the leases acquired from Territorial. Lease extension terms ranged from one to 12 years and the Company reassessed the ROU assets and lease liabilities related to these leases.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Operating lease cost	$4,555	$3,611	$8,216	$7,217
Variable lease cost	1,512	867	2,378	1,675
Sublease income	(99)	(64)	(191)	(103)
Net lease cost	$5,968	$4,414	$10,403	$8,789
The table below summarizes other information related to the Company’s operating leases:

	At or for the Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$8,470	$7,916
Weighted-average remaining lease term - operating leases	5.3 years	3.8 years
Weighted-average discount rate - operating leases	3.87%	2.91%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2025
(Dollars in thousands)
2025	$9,299
2026	18,345
2027	12,797
2028	7,774
2029	5,287
2030 and thereafter	15,117
Total lease payments	68,619
Less: imputed interest	7,734
Total lease obligations	$60,885
At June 30, 2025, the Company had no operating lease commitments that had not yet commenced.

20.    Investments in Tax Credit Structures
The Company invests in the equity of certain limited partnerships or limited liability companies that typically are associated with affordable housing partnerships and renewable solar energy projects that generate low-income housing tax credits (“LIHTC”) and other income tax benefits for the Company.
Following the adoption of ASU 2023-02 in 2024, the Company elected to account for its tax credit investments using the proportional amortization method (“PAM”) on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 1 - “Summary of Significant Accounting Policies”, of its audited Consolidated Financial Statements included in its 2024 Annual Report on Form 10-K.
The Company records its investments in qualifying affordable housing partnerships, net, using the equity investment method. The Company’s 2024 investment in a solar tax credit was accounted for under PAM and recorded under other assets, and its commitment to fund investments in tax credit structures was recorded in other liabilities on the Consolidated Statements of Financial Condition.
The following table presents the investments and unfunded commitment of the Company’s investments in tax credit structures at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Assets	Unfunded Commitments	Assets	Unfunded Commitments
		(Dollars in thousands)
PAM:
Investments in solar tax credit	$2,787	$2,758	$3,425	$2,758
Equity method:
Investments in affordable housing partnerships	30,848	23,726	32,354	11,283
Total	$33,635	$26,484	$35,779	$14,041
The following table presents additional information related to tax credit and benefits and amortization recorded for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Tax credits and benefits:
PAM
Investments in solar tax credit	$350	$—	$700	$—
Equity method
Investments in affordable housing partnerships	3,037	2,767	5,697	5,534
Total	$3,387	$2,767	$6,397	$5,534
Amortization:
PAM
Investments in solar tax credit	$319	$—	$638	$—
Equity method
Investments in affordable housing partnerships	2,430	2,284	4,391	4,417
Total	$2,749	$2,284	$5,029	$4,417

21.    Regulatory Matters
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
At June 30, 2025, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
At June 30, 2025 and December 31, 2024, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
June 30, 2025	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,833,818	12.06%	4.50%	N/A	7.00%
Bank	$1,917,657	12.62%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,939,737	12.76%	6.00%	N/A	8.50%
Bank	$1,917,657	12.62%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,090,212	13.76%	8.00%	N/A	10.50%
Bank	$2,070,132	13.62%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$1,939,737	10.57%	4.00%	N/A	N/A
Bank	$1,917,657	10.45%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2024	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,900,601	13.06%	4.50%	N/A	7.00%
Bank	$1,978,969	13.61%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,005,840	13.79%	6.00%	N/A	8.50%
Bank	$1,978,969	13.61%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,150,810	14.78%	8.00%	N/A	10.50%
Bank	$2,123,939	14.61%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,005,840	11.83%	4.00%	N/A	N/A
Bank	$1,978,969	11.68%	4.00%	5.00%	N/A

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
GENERAL

Hope Bancorp, Inc. is the holding company of Bank of Hope, the only regional Korean American bank in the United States with $18.55 billion in total assets at June 30, 2025. With the addition of Territorial Savings, a division of Bank of Hope, effective April 2, 2025, the Company became the largest regional bank catering to multicultural customers across the continental United States and Hawaii. Headquartered in Los Angeles, the Bank provides a full suite of commercial, corporate and consumer loans, deposit and fee-based products and services, including commercial and commercial real estate lending, SBA lending, residential mortgage and other consumer lending; treasury management services, foreign currency exchange solutions, interest rate derivative products, and international trade financing, among others. The Bank operates 46 full-service branches in California, New York, New Jersey, Washington, Texas, Illinois, Georgia and Alabama under the Bank of Hope banner, and 29 branches in Hawaii under the Territorial Savings banner. The Bank also operates SBA loan production offices, commercial loan production offices, and residential mortgage loan production offices throughout the United States, and a representative office in Seoul, South Korea. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
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

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A. During the second quarter of 2025, the acquisition of Territorial Bancorp Inc. was closed and we repositioned a portion of our investment securities AFS portfolio. The comparability of our operating results with past performance was impacted by acquisition accounting adjustments and merger-related expenses associated with the Territorial Merger and the loss on securities sold, which led to a recorded GAAP net loss in the second quarter of 2025. The Company has provided supplemental non-GAAP information to facilitate a better understanding of financial performance, identifying certain items as “notable”.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$239,170	$232,601	$456,336	$492,275
Interest expense	121,637	126,741	237,986	271,368
Net interest income	117,533	105,860	218,350	220,907
Provision for credit losses	15,000	1,400	19,800	4,000
Net interest income after provision for credit losses	102,533	104,460	198,550	216,907
Noninterest income	(22,956)	11,071	(7,268)	19,357
Noninterest expense	109,473	80,987	193,334	165,826
(Loss) income before income taxes	(29,896)	34,544	(2,052)	70,438
Income tax (benefit) provision	(2,015)	9,274	4,733	19,304
Net (loss) income	$(27,881)	$25,270	$(6,785)	$51,134

Net income, excluding notable items (1)	$24,531	$26,579	$47,405	$54,170

Per Share Data:
(Losses) earnings per common share – basic	$(0.22)	$0.21	$(0.05)	$0.42
(Losses) earnings per common share – diluted	$(0.22)	$0.21	$(0.05)	$0.42
Earnings per common share – diluted excluding notable items (1)	$0.19	$0.22	$0.38	$0.45
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28
Book value per common share (period end)	$17.36	$17.49	$17.36	$17.49
Tangible common equity (“TCE”) per share (period end) (1)	$13.26	$13.61	$13.26	$13.61

Common Share Count:
Number of common shares outstanding (period end)	128,124,458	120,731,342	128,124,458	120,731,342
Weighted average shares – basic	128,001,605	120,664,472	124,426,400	120,425,886
Weighted average shares – diluted	128,223,991	120,939,429	124,859,880	120,964,149

Selected Performance Ratios:
Return on average assets (“ROA”) (2)	(0.60)%	0.59%	(0.08)%	0.56%
Return on average stockholders’ equity (“ROE”) (2)	(5.02)%	4.82%	(0.62)%	4.84%
Return on average tangible common equity (“ROTCE”) (1) (2)	(6.58)%	6.20%	(0.80)%	6.22%
Net interest margin (2) (3)	2.69%	2.62%	2.62%	2.58%
Efficiency ratio (4)	115.75%	69.26%	91.59%	69.02%

ROA excluding notable items (1) (2)	0.52%	0.62%	0.53%	0.60%
ROE excluding notable items (1) (2)	4.42%	5.07%	4.34%	5.13%
ROTCE excluding notable items (1) (2)	5.79%	6.53%	5.61%	6.59%
Efficiency ratio excluding notable items (1) (4)	69.09%	67.67%	69.43%	67.23%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$18,724,864	$17,256,638	$17,909,153	$18,198,707
Interest earning cash and deposits at other banks	807,979	428,062	653,106	1,223,916
Investment securities AFS and HTM	2,192,533	2,175,379	2,138,471	2,246,266
Loans	14,423,923	13,591,936	13,942,238	13,669,078
Deposits	16,096,188	14,536,325	15,288,311	14,699,239
FHLB and FRB borrowings	48,671	219,402	84,835	951,368
Stockholders’ equity	2,220,633	2,097,108	2,184,556	2,111,720

	June 30, 2025	June 30, 2024
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$18,547,017	$17,375,091
Interest earning cash and deposits at other banks	436,608	466,227
Investment securities AFS and HTM	2,268,889	2,172,859
Loans receivable	14,434,787	13,567,002
Deposits	15,943,355	14,711,471
FHLB and FRB borrowings	29,752	170,000
Stockholders’ equity	2,224,117	2,111,282

Consolidated Capital Ratios (5)
Common equity Tier 1 capital ratio	12.06%	12.70%
Tier 1 capital ratio	12.76%	13.40%
Total capital ratio	13.76%	14.41%
Leverage ratio (6)	10.57%	11.61%
TCE ratio (1)	9.43%	9.72%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.04%	1.15%
Allowance for credit losses to nonaccrual loans	135.01%	232.85%
Nonaccrual loans to loans receivable	0.77%	0.49%
Nonperforming loans to loans receivable	0.78%	0.50%
Nonperforming assets to total assets	0.61%	0.39%
_____________________________________________

(1)Net income excluding notable items, earnings per common share - diluted excluding notable items, TCE per share, ROTCE, ROA excluding notable items, ROE excluding notable items, ROTCE excluding notable items, efficiency ratio excluding notable items, and TCE ratio are non-GAAP financial measures that we believe provide investors with information useful in understanding our operating results and financial condition. A quantitative reconciliation of the most directly comparable GAAP to non-GAAP financial measures is provided on the following pages.
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

Non-GAAP Financial Measurements
We provide certain non-GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our operating results and financial condition. The methodologies for calculating non-GAAP measures may differ among companies. The following tables reconcile the non-GAAP financial measures used in this Form 10-Q to the most comparable GAAP performance measures. The non-GAAP financial measures provide information useful to investors in understanding our operating performance and trends and assist in comparing our results with the performance of our peers.
During the three months ended June 30, 2025, our operating results included certain notable non-recurring items as a result of the completion of the Merger with Territorial, our legacy investment securities repositioning, the change in the California state tax apportionment rate, and other items. The following table summarizes the impact of non-core notable items recorded for the periods indicated and reconciles them to the most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except share and per share data)
Net (loss) income	$(27,881)	$25,270	$(6,785)	$51,134
Notable items:
Merger-related provision for credit losses	4,461	—	4,461	—
Loss on investment portfolio repositioning	38,856	—	38,856	—
FDIC special assessment expense	—	(309)	—	691
Merger and restructuring-related costs	17,281	2,165	19,800	3,611
Total notable items included in pre-tax income	60,598	1,856	63,117	4,302
Tax effect on notable items in pre-tax income	(13,064)	(547)	(13,805)	(1,266)
Notable one-time impact from California state tax apportionment law change	4,878	—	4,878	—
Total notable items, net of tax	52,412	1,309	54,190	3,036
Net income excluding notable items	$24,531	$26,579	$47,405	$54,170

Diluted common shares	128,223,991	120,939,429	124,859,880	120,964,149
EPS excluding notable items	$0.19	$0.22	$0.38	$0.45

Average assets	$18,724,864	$17,256,638	$17,909,153	$18,198,707
ROA excluding notable items (annualized)	0.52%	0.62%	0.53%	0.60%

Average equity	$2,220,633	$2,097,108	$2,184,556	$2,111,720
ROE excluding notable items (annualized)	4.42%	5.07%	4.34%	5.13%

Average TCE	$1,695,585	$1,629,286	$1,688,554	$1,643,694
ROTCE excluding notable items (annualized)	5.79%	6.53%	5.61%	6.59%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Noninterest expense	$109,473	$80,987	$193,334	$165,826
Notable items:
FDIC special assessment expense	—	309	—	(691)
Merger and restructuring-related costs	(17,281)	(2,165)	(19,800)	(3,611)
Noninterest expense excluding notable items	$92,192	$79,131	$173,534	$161,524

Revenue (net interest income before provision for credit losses and noninterest income)	$94,577	$116,931	$211,082	$240,264
Notable items:
Loss on investment portfolio repositioning	38,856	—	38,856	—
Revenue excluding notable items	$133,433	$116,931	$249,938	$240,264

Efficiency ratio excluding notable items	69.09%	67.67%	69.43%	67.23%
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

	June 30, 2025	June 30, 2024
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,224,117	$2,111,282
Less: Goodwill and CDI, net	(525,428)	(467,583)
TCE	$1,698,689	$1,643,699

Total assets	$18,547,017	$17,375,091
Less: Goodwill and CDI, net	(525,428)	(467,583)
Tangible assets	$18,021,589	$16,907,508

Common shares outstanding	128,124,458	120,731,342

Tangible book value per common share	$13.26	$13.61
TCE ratio	9.43%	9.72%
Return on average tangible equity is calculated by dividing net income for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net (loss) income	$(27,881)	$25,270	$(6,785)	$51,134

Average stockholders’ equity	$2,220,633	$2,097,108	$2,184,556	$2,111,720
Less: Average goodwill and CDI, net	(525,048)	(467,822)	(496,002)	(468,026)
Average tangible equity	$1,695,585	$1,629,286	$1,688,554	$1,643,694

Return on average tangible equity (annualized)	(6.58)%	6.20%	(0.80)%	6.22%

Results of Operations
Overview
Net loss for the second quarter of 2025 was $27.9 million, or $(0.22) per diluted common share, compared with net income of $25.3 million, or $0.21 per diluted common share, for the same period of 2024, which was a decrease of $53.2 million. Second quarter 2025 results included an aggregate $52.4 million of notable items, which impacted the comparability of the Company’s operating results with past performance. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
The Company completed its acquisition of Honolulu-based Territorial, the holding company of Territorial Savings Bank, effective April 2, 2025. With the acquisition of Territorial Savings, a division of Bank of Hope, the Company became the largest regional bank catering to multicultural customers across the continental United States and Hawaii. In addition, the Company repositioned a portion of its legacy investment securities portfolio available for sale in June 2025. Accordingly, notable items specific to the second quarter of 2025 totaled $52.4 million after tax, comprising $30.5 million after tax in net loss on sales of securities related to the investment securities repositioning, $17.1 million after tax in merger-related items, and a $4.9 million one-time impact on income tax expense of a change in California’s state tax apportionment law that was signed on June 27, 2025.
Excluding notable items, net income for the second quarter of 2025 was $24.5 million, or $0.19 per diluted common share, compared with net income of $26.6 million, or $0.22 per diluted common share, for the same period in 2024. The year-over-year decrease in second quarter 2025 net income was primarily due to a decrease in noninterest income, and increases in noninterest expense and provision for loan losses, partially offset by an increase in the net interest income.
Net loss for the six months ended June 30, 2025, was $6.8 million, or $(0.05) per diluted common share, compared with net income of $51.1 million, or $0.42 per diluted share, for the same period of 2024, which was a decrease of $57.9 million. Excluding notable items referenced above, net income for the six months ended June 30, 2025, was $47.4 million, or $0.38 per diluted common share, compared with net income of $54.2 million, or $0.45 per diluted share, for the same period of 2024. The year-over-year decrease in year-to-date net income was primarily due to increases in noninterest expense and provision for loan losses, and a decrease in noninterest income.
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
Comparison of Three Months Ended June 30, 2025, with the Three Months Ended June 30, 2024
Net interest income before provision for credit losses was $117.5 million for the second quarter of 2025, compared with $105.9 million for the same period of 2024, an increase of $11.7 million, or 11.0%. The year-over-year increase in net interest income was primarily driven by lower cost of deposits and an increase in the average balance of interest earning assets, partially offset by an increase in the average balance of deposits and lower yields on loans. The Federal Funds target rate was cut by an aggregate 100 basis points during the second half of 2024, impacting average yields and rates for the 2025 second quarter, compared with the same period of 2024.
Comparison of Six Months Ended June 30, 2025, with the Six Months Ended June 30, 2024
Net interest income before provision for credit losses was $218.4 million for the six months ended June 30, 2025, compared with $220.9 million for the same period of 2024, a decrease of $2.6 million, or 1.2%. The year-over-year decrease in year-to-date net interest income was driven by lower yields on loans and an increase in the average balance of deposits, partially offset by a lower cost of funds resulting from the Federal Funds target rate cut of an aggregate 100 basis points during the second half of 2024 that impacted average yields and rates for the first half of 2025, compared with the same period of 2024.

The following table summarizes the accretion and amortization adjustments resulting from the Merger with Territorial that were included in net interest income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Accretion of discount on acquired loans	$4,149	$—	$4,149	$—
Amortization of net premium on assumed time deposits	207	—	207	—
Amortization of discount on assumed FHLB advances	(193)	—	(193)	—
Total	$4,163	$—	$4,163	$—
Net Interest Margin
Net interest margin is impacted by the weighted average rates earned on interest earning assets and paid on interest bearing liabilities. The net interest margin for the second quarter of 2025 increased to 2.69%, from 2.62% for the same period of 2024. The net interest margin for the six months ended June 30, 2025, was 2.62%, an increase of 4 basis points from 2.58% for the same period of 2024. The increase in net interest margin was primarily due to lower weighted average costs of interest bearing deposits and increases in the average balances of loans, partially offset by higher average balances of interest bearing deposits.
The weighted average yield on loans decreased to 5.88% for the second quarter of 2025, down 32 basis points from 6.20% for the same period of 2024. The year-over-year decrease in loan yields was driven by spread compression on new loan originations and the downward repricing of variable rate loans, reflecting year-over-year decreases in benchmark interest rates. At June 30, 2025, variable interest rate loans made up 42% of the loan portfolio. The weighted average yield on loans decreased by 35 basis points to 5.88% for the six months ended June 30, 2025, down from 6.23% for the same period of 2024. The year-over-year decrease in average yields was driven by the downward repricing of variable rate loans, reflecting higher benchmark interest rates in 2024 versus 2025.
The weighted average yield on investment securities for the three and six months ended June 30, 2025, was 3.25% and 3.17%, respectively, compared with 3.11% and 3.12% for the same periods of 2024, respectively. The increase in average yields was primarily due to higher rates on new purchases of investment securities. At June 30, 2025, 29% of the investment portfolio consisted of securities with variable coupon rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average yield on interest earning cash and deposits at other banks for the second quarter of 2025 was 4.36%, a decrease of 60 basis points from 4.96% for the same period of 2024. The weighted average yield on interest earning cash and deposits at other banks for the six months ended June 30, 2025, was 4.32%, a decrease of 101 basis points from 5.33% for the same period of 2024. The yield on interest earning cash and deposits at other banks is tied to the Federal Funds rate.
The weighted average cost of deposits for the second quarter of 2025 was 2.96%, a decrease of 43 basis points from 3.39% for the same period of 2024. The weighted average cost of deposits for the six months ended June 30, 2025, was 3.07%, a decrease of 30 basis points from 3.37% for the same period of 2024. The year-over-year decrease in the cost of deposits was driven by decreases in market interest rates and by the positive impact of the acquired Territorial deposits, which have a lower cost of funds.
The weighted average cost of FHLB and FRB borrowings for the second quarter of 2025 was 3.00%, an increase of 38 basis points from 2.62% for the same period of 2024. The year-over-year increase in the cost of FHLB and FRB borrowings was primarily due to a decrease in cash flow hedges of FHLB borrowings, some of which matured in second quarter of 2025, and the impact of borrowings acquired from Territorial. The weighted average cost of FHLB and FRB borrowings for the six months ended June 30, 2025, was 1.71%, a decrease of 237 basis points from 4.08% for the same period of 2024. The year-over-year decrease in the year-to-date cost of FHLB and FRB borrowings primarily reflected the payoff of $1.70 billion in FRB BTFP borrowings in the first half of 2024, which had a weighted average rate of 4.47%.
The weighted average cost of subordinated debentures for the second quarter of 2025 was 9.05%, a decrease of 130 basis points from 10.35% for the same period of 2024. The weighted average cost of subordinated debentures for the six months ended June 30, 2025, was 9.09%, a decrease of 129 basis points from 10.38% for the same period of 2024. The subordinated debentures have variable interest rates that are tied to the three-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”) rate.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,423,923	$211,441	5.88%	$13,591,936	$209,683	6.20%
Investment securities AFS and HTM(3)	2,192,533	17,769	3.25%	2,175,379	16,829	3.11%
Interest earning cash and deposits at other banks	807,979	8,783	4.36%	428,062	5,284	4.96%
FHLB stock and other investments	98,052	1,177	4.81%	48,463	805	6.68%
Total interest earning assets	17,522,487	239,170	5.47%	16,243,840	232,601	5.76%
Total noninterest earning assets	1,202,377			1,012,798
Total assets	$18,724,864			$17,256,638

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$6,278,578	$51,884	3.31%	$4,948,708	$48,708	3.96%
Time deposits	6,353,525	66,968	4.23%	5,921,201	73,869	5.02%
Total interest bearing deposits	12,632,103	118,852	3.77%	10,869,909	122,577	4.54%
FHLB and FRB borrowings	48,671	364	3.00%	219,402	1,430	2.62%
Convertible notes, net	444	2	2.00%	444	2	2.00%
Subordinated debentures, net	105,706	2,419	9.05%	104,378	2,732	10.35%
Total interest bearing liabilities	12,786,924	121,637	3.82%	11,194,133	126,741	4.55%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,464,085			3,666,416
Other liabilities	253,222			298,981
Stockholders’ equity	2,220,633			2,097,108
Total liabilities and stockholders’ equity	$18,724,864			$17,256,638

Net interest income/net interest spread (not annualized)		$117,533	1.65%		$105,860	1.21%
Net interest margin			2.69%			2.62%
Cost of deposits			2.96%			3.39%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees.
(2)Average balances of loans consist of loans receivable and loans held for sale.
(3)Interest income and yields are not presented on a tax-equivalent basis.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$13,942,238	$406,402	5.88%	$13,669,078	$423,309	6.23%
Investment securities AFS and HTM(3)	2,138,471	33,661	3.17%	2,246,266	34,878	3.12%
Interest earning cash and deposits at other banks	653,106	13,988	4.32%	1,223,916	32,467	5.33%
FHLB stock and other investments	92,589	2,285	4.98%	48,299	1,621	6.75%
Total interest earning assets	16,826,404	456,336	5.47%	17,187,559	492,275	5.76%
Total noninterest earning assets	1,082,749			1,011,148
Total assets	$17,909,153			$18,198,707

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$5,867,886	$102,503	3.52%	$5,010,745	$98,852	3.97%
Time deposits	6,015,687	129,934	4.36%	5,953,351	147,758	4.99%
Total interest bearing deposits	11,883,573	232,437	3.94%	10,964,096	246,610	4.52%
FHLB and FRB borrowings	84,835	720	1.71%	951,368	19,283	4.08%
Convertible notes, net	444	4	2.00%	444	4	2.00%
Subordinated debentures, net	105,539	4,825	9.09%	104,213	5,471	10.38%
Total interest bearing liabilities	12,074,391	237,986	3.97%	12,020,121	271,368	4.54%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,404,738			3,735,143
Other liabilities	245,468			331,723
Stockholders’ equity	2,184,556			2,111,720
Total liabilities and stockholders’ equity	$17,909,153			$18,198,707

Net interest income/net interest spread (not annualized)		$218,350	1.50%		$220,907	1.22%
Net interest margin			2.62%			2.58%
Cost of deposits			3.07%			3.37%
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

	Three Months Ended June 30, 2025 over June 30, 2024
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$1,758	$(11,059)	$12,817
Investment securities AFS and HTM	940	799	141
Interest earning cash and deposits at other banks	3,499	(713)	4,212
FHLB stock and other investments	372	(274)	646
Total interest income	$6,569	$(11,247)	$17,816
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$3,176	$(8,751)	$11,927
Time deposits	(6,901)	(12,104)	5,203
FHLB and FRB borrowings	(1,066)	182	(1,248)
Convertible notes, net	—	—	—
Subordinated debentures, net	(313)	(346)	33
Total interest expense	$(5,104)	$(21,019)	$15,915
NET INTEREST INCOME	$11,673	$9,772	$1,901

	Six Months Ended June 30, 2025 over June 30, 2024
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$(16,907)	$(24,911)	$8,004
Investment securities AFS and HTM	(1,217)	544	(1,761)
Interest earning cash and deposits at other banks	(18,479)	(5,356)	(13,123)
FHLB stock and other investments	664	(512)	1,176
Total interest income	$(35,939)	$(30,235)	$(5,704)
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$3,651	$(12,173)	$15,824
Time deposits	(17,824)	(19,321)	1,497
FHLB and FRB borrowings	(18,563)	(7,223)	(11,340)
Convertible notes, net	—	—	—
Subordinated debentures, net	(646)	(710)	64
Total interest expense	$(33,382)	$(39,427)	$6,045
NET INTEREST INCOME	$(2,557)	$9,192	$(11,749)

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
The provision for credit losses includes both provision for credit loss on loans and provision for unfunded loan commitments. The provision for credit losses for the second quarter of 2025 was $15.0 million, an increase of $13.6 million from $1.4 million for the same period of the prior year. The provision for credit losses for the six months ended June 30, 2025, was $19.8 million, an increase of $15.8 million from $4.0 million for the same period of the prior year. The second quarter 2025 provision for credit losses included $4.5 million of merger-related provision expenses that the Company considered a notable item. With the acquisition of Territorial, the Company adopted Territorial’s white-label credit card program. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
The increase in provision for credit losses for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to increases in provision for credit losses on C&I loans and residential mortgage loans, offset partially by a decrease in provision for credit losses on CRE loans. The year over year increase in provision for credit losses on C&I loans was primarily due increased charge offs on C&I loans in 2025, compared with the same periods of 2024. The year-over-year increase in provision for credit losses on residential mortgage loans reflected the impact of the Territorial acquisition, which contributed $1.07 billion of loans. The decrease in provision for credit losses on CRE loans was primarily due to updates to historical loss and prepayment assumptions during the six months ended June 30, 2025.
The provision for unfunded loan commitments was $1.0 million and $600 thousand for the three and six months ended June 30, 2025, respectively, compared with a recapture of provision for unfunded loan commitments of $300 thousand and $1.3 million for the same periods of 2024, respectively. The year-over-year increase in the provision for unfunded loan commitments was due primarily to the change in balances of unfunded loan commitments.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer and foreign currency fees, swap fee income, net gains on sales of SBA loans, net gains or losses on sales of investment securities AFS, and other income and fees. Noninterest income for the second quarter of 2025 was $(23.0) million, compared with $11.1 million for the same period of 2024, a decrease of $34.0 million. Noninterest income for the six months ended June 30, 2025, was $(7.3) million, compared with $19.4 million for the same period of the prior year, a decrease of $26.6 million. Noninterest income in the second quarter of 2025 included $38.9 million of losses on investment securities AFS related to the securities portfolio repositioning, which we consider a notable item. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
Noninterest income by category is summarized in the tables below:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,106	$2,681	$425	15.9%
International service fees	532	696	(164)	(23.6)%
Wire transfer and foreign currency fees	1,058	974	84	8.6%
Swap fees	1,662	25	1,637	6,548.0%
Net gains on sales of SBA loans	3,998	1,980	2,018	101.9%
Net losses on sales of investment securities AFS	(38,856)	425	(39,281)	N/A
Other income and fees	5,544	4,290	1,254	29.2%
Total noninterest income	$(22,956)	$11,071	$(34,027)	N/A

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$6,027	$5,268	$759	14.4%
International service fees	1,499	1,730	(231)	(13.4)%
Wire transfer and foreign currency fees	2,044	1,786	258	14.4%
Swap fees	2,307	168	2,139	1,273.2%
Net gains on sales of SBA loans	7,129	1,980	5,149	260.1%
Net losses on sales of investment securities AFS	(38,856)	425	(39,281)	N/A
Other income and fees	12,582	8,000	4,582	57.3%
Total noninterest income	$(7,268)	$19,357	$(26,625)	N/A
The year-over-year decreases in noninterest income for the three and six months ended June 30, 2025, were primarily driven by net losses on sales of investment securities AFS, due to a securities portfolio repositioning, partially offset by increases in net gains on sales of SBA loans, swap fees, and other income and fees.
Swap fee income represents fees earned from back-to-back swap transactions for our loan customers. The number of swap transactions is directly proportional to the increase in loan originations, which increased in 2025, and resulted in an increase in swap fee income for the three and six months ended June 30, 2025, compared with the same periods in 2024.
During the three and six months ended June 30, 2025, we sold $67.4 million and $117.3 million in SBA guaranteed loans, respectively, and recorded $4.0 million and $7.1 million, respectively, in net gains on sale of SBA loans. This compares with net gains of $2.0 million for the three and six months ended June 30, 2024, on $29.8 million in SBA guaranteed loans sold. The Bank resumed the sales of SBA guaranteed loans in the second quarter of 2024 due to improved premiums in the secondary markets, after retaining loan production on balance sheet starting in the second half of 2023.

As part of a strategic repositioning, in June 2025, the Company sold a portion of its investment securities portfolio AFS with a fair value of $417.9 million, consisting of lower-yielding collateralized mortgage obligations, mortgage-backed, corporate, and municipal securities, and recorded realized losses of $38.9 million. Net proceeds from these sales were redeployed to purchase higher-yielding investment securities.
Other income and fees for the three months ended June 30, 2025, included a $662 thousand increase in earnings from BOLI and an increase of $224 thousand in other recovery income compared with same period of 2024. Other income and fees for the six months ended June 30, 2025, included increases of $1.6 million in net gains on sale of mortgage loans, $675 thousand in earnings from BOLI, and $807 thousand in unrealized gain from equity investments, compared with the same period in 2024.

Noninterest Expense
Noninterest expense for the second quarter of 2025 was $109.5 million, an increase of $28.5 million, or 35.2%, from $81.0 million for the second quarter of 2024. Noninterest expense for the six months ended June 30, 2025, was $193.3 million, an increase of $27.5 million, or 16.6%, from $165.8 million for the same period of the prior year. Noninterest expense in the second quarter of 2025 included $17.3 million of merger and restructuring-related costs, which the Company considers a notable item. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.

The breakdown of changes in noninterest expense by category is shown in the following tables:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$52,834	$44,107	$8,727	19.8%
Occupancy	8,884	6,906	1,978	28.6%
Furniture and equipment	7,817	5,475	2,342	42.8%
Data processing and communications	3,602	2,997	605	20.2%
Professional fees	1,921	2,191	(270)	(12.3)%
Amortization of investments in affordable housing partnerships	2,430	2,284	146	6.4%
FDIC assessments	2,488	3,003	(515)	(17.1)%
FDIC special assessment	—	(309)	309	(100.0)%
Earned interest credit expense	3,310	6,139	(2,829)	(46.1)%
Merger and restructuring-related costs	17,281	2,165	15,116	698.2%
Other noninterest expense	8,906	6,029	2,877	47.7%
Total noninterest expense	$109,473	$80,987	$28,486	35.2%

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$101,294	$91,684	$9,610	10.5%
Occupancy	16,050	13,692	2,358	17.2%
Furniture and equipment	13,530	10,815	2,715	25.1%
Data processing and communications	6,509	5,987	522	8.7%
Professional fees	3,841	4,710	(869)	(18.5)%
Amortization of investments in affordable housing partnerships	4,391	4,417	(26)	(0.6)%
FDIC assessments	4,990	5,929	(939)	(15.8)%
FDIC special assessment	—	691	(691)	(100.0)%
Earned interest credit expense	6,397	11,973	(5,576)	(46.6)%
Merger and restructuring-related costs	19,800	3,611	16,189	448.3%
Other noninterest expense	16,532	12,317	4,215	34.2%
Total noninterest expense	$193,334	$165,826	$27,508	16.6%
The year-over-year increase in noninterest expense for the three and six months ended June 30, 2025 compared with the same periods in 2024, was primarily driven by an increase in merger and restructuring-related costs, salaries and employee benefits, other noninterest expense, furniture and equipment expense, and occupancy expense, partially offset by a decrease in earned interest credits expense. We closed the acquisition of Territorial on April 2, 2025, and the second quarter of 2025 reflected a full quarter of operating expenses related to the Territorial franchise.

Salaries and employee benefits expense increased $8.7 million, or 19.8%, for the second quarter of 2025, compared with the same period of 2024, and increased $9.6 million, or 10.5%, for the six months ended June 30, 2025, compared with the same period in 2024. The year-over-year increase in salaries and employee benefits was primarily due to an increase in headcount as a result of the Territorial acquisition. The number of full-time equivalent employees was 1,416 and 1,238 at June 30, 2025 and 2024, respectively.
Occupancy expense increased by $2.0 million, or 28.6%, for the second quarter of 2025, compared with the same period of 2024, and increased $2.4 million, or 17.2%, for the six months ended June 30, 2025, compared with the same period in 2024. The increase in occupancy expense was primarily due to the increased number of Bank locations resulting from the Territorial acquisition. The Company acquired 29 branches in Hawaii from its Merger with Territorial.
Furniture and equipment expense increased $2.3 million, or 42.8%, for the second quarter of 2025, compared with the same period of 2024, and increased $2.7 million, or 25.1%, for the six months ended June 30, 2025, compared with the same period in 2024. The increase in furniture and equipment expense was primarily due to increased depreciation expense on furniture, software and equipment as a result of the Territorial acquisition.
Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates, and accordingly, earned interest credit expense decreased with the decreases in the Federal Funds rate since September 2024. Earned interest credit expense decreased $2.8 million, or 46.1%, for the second quarter of 2025, compared with the same period of 2024, and decreased $5.6 million, or 46.6%, for the six months ended June 30, 2025, compared with the year-ago period.
Merger and restructuring-related costs increased $15.1 million, or 698.2%, for the second quarter of 2025, compared with the same period of 2024, and increased $16.2 million, or 448.3%, for the six months ended June 30, 2025, compared with the same period in 2024. Merger and restructuring-related costs mainly related to change-in-control and employee severance and retention expenses related to the acquisition of Territorial Bancorp Inc., which was completed on April 2, 2025. See Note 16 - “Business Combinations” of the Notes to Consolidated Financial Statements for additional information regarding the Merger.
Other noninterest expense increased by $2.9 million, or 47.7%, for the second quarter of 2025, compared with the same period of 2024, and increased by $4.2 million, or 34.2%, for the six months ended June 30, 2025, compared with the same period of 2024. The year-over-year increase was primarily driven by an increase in credit workout-related expense and increased core deposit intangible amortization expense related to acquired deposits from Territorial.
Provision for Income Taxes
For the three months ended June 30, 2025, the Company recorded an income tax benefit of $2.0 million on pretax loss of $29.9 million, representing an effective tax rate of 6.74%, compared with an income tax provision of $9.3 million on pretax income of $34.5 million, representing an effective tax rate of 26.85% for the three months ended June 30, 2025.
For the six months ended June 30, 2025, the Company recorded an income tax provision of $4.7 million on pretax loss of $2.1 million, representing an effective tax rate of (230.65)%, compared with an income tax provision of $19.3 million on pretax income of $70.4 million, representing an effective tax rate of 27.41% for the six months ended June 30, 2025.
The year-over-year changes in the income tax provision or benefit, and effective tax rates for the three and six months of 2025 compared with the three and six months of 2024 reflected the impact of merger-related expenses and securities portfolio sales recognized in the second quarter of 2025, both of which reduced pre-tax income. In addition, income tax expense and the effective tax rate were impacted by a change in California’s state tax apportionment law that was signed on June 27, 2025, and which became effective for tax years beginning on or after January 1, 2025.
We invest in affordable housing partnerships and receive tax credits that reduce our overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and six months ended June 30, 2025, total tax credits related to our investment in affordable housing partnerships were approximately $2.3 million and $4.7 million, respectively. This compares with approximately $2.1 million and $4.3 million in tax credits related to our investment in affordable housing partnerships for the same periods in 2024, respectively.

In addition to affordable housing partnerships, during the fourth quarter of 2024, we also invested in projects that qualify for renewable energy tax credits. Amortization of investments in renewable energy projects is recorded as a part of the tax expense under the proportional amortization method of accounting and offsets some of the income tax benefits of the renewable energy tax credits. For the three and six months ended June 30, 2025, the amortization on the investment was $319 thousand and $638 thousand, respectively, and the total generated renewable energy tax credits and benefits was $350 thousand and $700 thousand, respectively. There was no amortization on investments in renewable energy projects or tax credits for the same periods of 2024.
On June 27, 2025, California Senate Bill 132 was signed into law, requiring that banks and financial companies transition from an equally weighted three-factor apportionment formula to a single-sales-factor apportionment formula, effective for tax years beginning in 2025. As a result of the change in the California tax apportionment rate during the quarter ended June 30, 2025, we recorded an incremental tax expense of $4.9 million related to the remeasurement of the deferred tax asset. This item is included in the reconciliation of GAAP to non-GAAP financial measures in the “General” section of this MD&A.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, the restoration of favorable tax treatment for certain business provisions, and accelerated phase outs to the Inflation Reduction Act energy tax credits. We continue to assess any potential impact to our Consolidated Financial Statements but anticipate any impact will be immaterial for the fiscal year 2025.

Financial Condition
At June 30, 2025, total assets were $18.55 billion, an increase of $1.49 billion, or 8.8%, from $17.05 billion at December 31, 2024. The increase in total assets was primarily due to increases in loans receivable, cash and cash equivalents, investment securities, deferred taxes, BOLI, and other intangible assets during the six months ended June 30, 2025. These increases were mainly attributable to the acquisition of Territorial, which was effective April 2, 2025, with total acquired identifiable assets amounting to $1.93 billion.
Cash and Cash Equivalents
Cash and cash equivalents totaled $689.7 million at June 30, 2025, up from $458.2 million at December 31, 2024. As part of the Territorial acquisition, we acquired $86.7 million in cash.
Investment Securities Portfolio
At June 30, 2025, we had $2.02 billion in investment securities AFS, compared with $1.82 billion at December 31, 2024. The net unrealized loss on the investment securities AFS at June 30, 2025, was $217.4 million, compared with a net unrealized loss on securities AFS of $299.4 million at December 31, 2024. The year-to-date decrease in net unrealized loss position reflected movements in market interest rates and second quarter sales of investment securities AFS. At June 30, 2025, we had $247.2 million in investment securities HTM, compared with $252.4 million at December 31, 2024. We have the ability and intent to hold securities classified as HTM to maturity.
During the six months ended June 30, 2025, $686.7 million in investment securities was purchased, $953.1 million in investment securities was sold, $84.3 million in investment securities was paid down, and $35.1 million in investment securities was called.
Investments AFS and HTM of $18.5 million and $516.7 million, respectively, were acquired as part of the Territorial acquisition on April 2, 2025, and, immediately upon acquisition, categorized as AFS according to management’s intent. The investment securities were sold at a market value of $535.2 million, with no gain or loss impact on the Consolidated Statements of (Loss) Income. The excess cash from the sales was redeployed into investment securities throughout the quarter, contributing to the year-to-date growth in investment securities AFS. See Note 16 - “Business Combinations” of the Notes to the Consolidated Financial Statements for additional information regarding the Merger.
As part of a strategic repositioning of investment securities in June 2025, we sold a portion of its legacy investment securities portfolio AFS with a fair value of $417.9 million, and recorded realized losses of $38.9 million. Net proceeds from the sales were redeployed to purchase higher-yielding investment securities AFS.
We performed an analysis on our investment securities in unrealized loss positions at June 30, 2025 and December 31, 2024, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consisted of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At June 30, 2025, we also had three asset-backed securities, five corporate securities, and 37 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because full payment of principal and interest is expected.
Equity Investments
Total equity investments include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments at June 30, 2025, totaled $88.2 million, an increase of $48.2 million, or 120.7%, from $39.9 million at December 31, 2024. The increase in equity investments was mostly due to purchases of equity investments with readily determinable fair values amounting to $45.5 million.
At June 30, 2025 and December 31, 2024, total equity investments with readily determinable fair values totaled $50.5 million and $4.3 million, respectively, consisting of mutual funds. Changes to the fair value of equity investments with readily determinable fair values are recorded in other noninterest income.

We also had $37.6 million and $35.6 million in equity investments without readily determinable fair values at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, equity investments without readily determinable fair values included $36.2 million in CRA investments, $1.0 million in CDFI investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for equity investments without readily determinable fair values during the six months ended June 30, 2025 and 2024.
Loans Held For Sale
Loans held for sale at June 30, 2025, totaled $12.1 million, compared with $14.5 million at December 31, 2024, representing a decrease of $2.4 million, or 16.8%. Loans held for sale at June 30, 2025, consisted of $4.7 million in C&I loans, $1.1 million in residential mortgage loans, and $6.3 million in other consumer loans comprising the Company’s credit card portfolio. With the acquisition of Territorial, the Company adopted Territorial’s white-label credit card program. At December 31, 2024, loans held for sale consisted of $13.8 million in C&I loans and $646 thousand in residential mortgage loans. During the six months ended June 30, 2025, we sold $185.2 million in loans, consisting of $117.3 million in SBA loans, $7.9 million in residential mortgage loans, and $60.0 million in C&I loans.
Loans Receivable
At June 30, 2025, loans receivable totaled $14.43 billion, an increase of $816.5 million, or 6.0%, from $13.62 billion at December 31, 2024. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	June 30, 2025		December 31, 2024
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,385,764	58%	$8,527,008	63%
C&I loans	3,725,295	26%	3,967,596	29%
Residential mortgage loans	2,273,427	16%	1,082,459	8%
Consumer and other loans	50,301	—%	41,209	—%
Total loans receivable, net of deferred costs and fees	14,434,787	100%	13,618,272	100%
Allowance for credit losses	(149,505)		(150,527)
Loans receivable, net of allowance for credit losses	$14,285,282		$13,467,745
The year-to-date increase in loans receivable was primarily due to the $1.07 billion in loans acquired from Territorial during the quarter ended June 30, 2025, consisting mostly of residential mortgage loans. See Note 16 - “Business Combinations” of the Notes to the Consolidated Financial Statements for additional information regarding the Merger. As a result of acquisition of Territorial, the residential mortgage loans increased to 16% from 8% of total loan portfolio.

The following tables present the segmentation and geographic dispersion of our largest loan segment, CRE loans, at June 30, 2025 and December 31, 2024.

	June 30, 2025				December 31, 2024
	Amount	%	Average Loan Size	Weighted Average LTV(1)	Amount	%	Average Loan Size	Weighted Average LTV(1)
	(Dollars in thousands)
Multi-tenant retail	$1,589,994	19%	$2,442	41%	$1,619,505	19%	$2,375	42%
Industrial warehouses	1,260,991	15%	2,502	40%	1,264,703	15%	2,514	42%
Multifamily	1,211,785	14%	2,339	59%	1,208,494	14%	2,324	60%
Gas stations and car washes	1,106,007	13%	1,914	49%	1,027,502	12%	1,784	47%
Hotels/motels	754,449	9%	2,131	41%	769,635	9%	2,150	42%
Mixed-use facilities	671,144	8%	1,752	48%	771,695	9%	1,910	48%
Single-tenant retail	647,374	8%	1,420	46%	659,993	7%	1,413	46%
Office	340,329	4%	1,934	56%	394,431	5%	2,191	54%
All other	803,691	10%	1,591	42%	811,050	10%	1,530	43%
Total CRE loans	$8,385,764	100%	2,033	46%	$8,527,008	100%	2,021	47%

CRE loans owner occupied	$2,721,762	32%	$2,276	45%	$2,717,326	32%	$2,235	45%
CRE loans non-owner occupied	5,664,002	68%	1,934	47%	5,809,682	68%	1,934	48%
__________________________________
(1)    Weighted average loan-to-value (“LTV”): LTVs are based on collateral value which utilizes the most recent available appraisal and property-specific data, including submarket appreciation or depreciation, and changes to vacancy, debt service coverage or rent per square foot.

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
	(Dollars in thousands)
CRE loans by geography
Southern California	$4,596,667	55%	$4,748,695	56%
Northern California	660,763	8%	638,085	8%
California	5,257,430	63%	5,386,780	64%
New York	1,056,827	13%	1,053,457	12%
Texas	541,872	7%	529,121	6%
New Jersey	375,239	4%	379,035	4%
Washington	167,521	2%	170,511	2%
Illinois	121,787	1%	135,043	2%
Other states	865,088	10%	873,061	10%
Total	$8,385,764	100%	$8,527,008	100%
Lines of credit or loan commitments to business customers are normally made for a period of three years or less. The same credit policies are used in making commitments and conditional obligations as for providing loan facilities to customers. Annual reviews of such commitments are performed prior to renewal.
The following table shows loan commitments and letters of credit outstanding as of the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to extend credit	$2,239,010	$2,255,785
Standby letters of credit	129,138	134,548
Other commercial letters of credit	36,791	22,874
Total loan commitments and letters of credit	$2,404,939	$2,413,207

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $112.9 million at June 30, 2025, compared with $90.8 million at December 31, 2024, an increase of 24.3%. The increase in nonperforming loans was largely driven by the migration of a CRE loan that is well secured by collateral property in a prime location. The ratio of nonperforming assets to total assets increased to 0.61% at June 30, 2025, compared with 0.53% at December 31, 2024. Nonaccrual loans to loans receivable was 0.77% at June 30, 2025, compared with 0.67% at December 31, 2024. As of the close of the acquisition of Territorial, Territorial’s nonperforming assets amounted to $1.3 million, after acquisition accounting adjustments.
The following table summarizes the composition of our nonperforming assets as of the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans (1)	$110,739	$90,564
Accruing delinquent loans past due 90 days or more	2,149	229
Total nonperforming loans	112,888	90,793
OREO	—	—
Total nonperforming assets	$112,888	$90,793

Nonaccrual loans to loans receivable	0.77%	0.67%
Nonperforming loans to loans receivable	0.78%	0.67%
Nonperforming assets to total assets	0.61%	0.53%
Allowance for credit losses to nonaccrual loans	135.01%	166.21%
Allowance for credit losses to nonperforming loans	132.44%	165.79%
Allowance for credit losses to nonperforming assets	132.44%	165.79%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $15.3 million at June 30, 2025, and $12.8 million at December 31, 2024.
Allowance for Credit Losses
The ACL was $149.5 million at June 30, 2025, compared with $150.5 million at December 31, 2024. The ACL was 1.04% and 1.11% of loans receivable at June 30, 2025 and December 31, 2024, respectively. The year-to-date change in the ACL coverage ratio reflected the impact of the Territorial acquisition, which contributed $1.03 billion of residential mortgage loans at the close of the Merger. The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
CRE loans	$77,300	$88,374
C&I loans	62,547	57,243
Residential mortgage loans	9,113	4,438
Consumer and other loans	545	472
Total	$149,505	$150,527

Allowance for credit losses to loans receivable	1.04%	1.11%

The decrease in ACL at June 30, 2025, compared with December 31, 2024, was primarily due to a decline in ACL for CRE loans, which was due to a decrease in the balance of CRE loans and updates to historical loss and prepayment assumptions during the six months ended June 30, 2025, which outweighed the impact of updated forecasted macroeconomic conditions. The third-party economic forecast used in the calculation at June 30, 2025, projected lower GDP growth and CRE price index, and slightly higher unemployment rates, relative to the forecast used at December 31, 2024. The decline in ACL on CRE loans was partially offset by increases in ACL for C&I loans and residential mortgage loans. The increased ACL on C&I loans largely reflected the weaker macroeconomic conditions forecasted, while the increased ACL on residential mortgage loans was primarily driven by a higher residential mortgage loan balance due to the acquisition of Territorial.
The following table presents the provisions for credit losses on loans, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
LOANS:
Average loans	$14,423,923	$13,591,936	$13,942,238	$13,669,078
Loans receivable (end of period)	$14,434,787	$13,567,002	$14,434,787	$13,567,002

ALLOWANCE:
Balance, beginning of period	$147,412	$158,758	$150,527	$158,694
Less loan charge offs:
CRE loans	(67)	(520)	(972)	(558)
C&I loans	(13,748)	(5,972)	(21,303)	(10,591)
Consumer and other loans	(999)	(46)	(1,087)	(109)
Total loan charge offs	(14,814)	(6,538)	(23,362)	(11,258)
Plus loan recoveries:
CRE loans	910	6	916	541
C&I loans	1,919	2,072	2,090	2,619
Consumer and other loans	15	21	71	123
Total loan recoveries	2,844	2,099	3,077	3,283
Net loan charge offs	(11,970)	(4,439)	(20,285)	(7,975)
Day 1 ACL for acquired PCD loans	63	—	63	—
Provision for credit losses on loans	14,000	1,700	19,200	5,300
Balance, end of period	$149,505	$156,019	$149,505	$156,019

Net loan charge offs to average loans*	0.33%	0.13%	0.29%	0.12%
Allowance for credit losses to loans receivable at end of period	1.04%	1.15%	1.04%	1.15%
__________________________________
*    Annualized
Net loan charge offs as a percentage of average loans were 0.33% and 0.29%, annualized, for the three and six months ended June 30, 2025, respectively, compared with net loans charge offs of 0.13% and 0.12%, respectively, for the same periods in 2024. Net loan charge offs for the three and six months ended June 30, 2025, primarily reflected C&I loan net charge offs of $11.8 million and $19.2 million, respectively.
We believe the ACL at June 30, 2025 was adequate to absorb current expected lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of the tariffs, global trade tensions, inflation, potential economic recession, and the wars in the Gaza Strip and Ukraine are worse than we currently expect, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.

At June 30, 2025, we had $44.1 million in accrued interest receivables on loans, compared with $43.0 million at December 31, 2024.
Investments in Tax Credit Structures
At June 30, 2025, we had $30.8 million in investments in affordable housing partnerships, compared with $32.4 million at December 31, 2024. The decrease in investments in affordable housing partnerships primarily reflected amortization during the six months ended June 30, 2025. Off-balance sheet commitments to fund investments in affordable housing partnerships totaled $23.7 million and $11.3 million at June 30, 2025 and December 31, 2024, respectively. Investments in affordable housing partnerships provide low-income housing tax credits.
In 2024, we invested in renewal energy tax credits with an initial investment of $20.0 million. At June 30, 2025, we had $2.8 million in investments in solar tax credits on the Consolidated Statements of Financial Condition, compared with $3.4 million at December 31, 2024, which was recorded in other assets. At June 30, 2025 and December 31, 2024, unfunded commitments were both $2.8 million, which were recorded in other liabilities.
Deposits, Borrowings, Convertible Notes, and Subordinated Debentures
Deposits
Deposits are the primary source of funds used in lending and investment activities. At June 30, 2025, total deposits were $15.94 billion, an increase of $1.62 billion, or 11.3%, from $14.33 billion at December 31, 2024. The increase in deposits was primarily due to the $1.67 billion in deposits assumed from the Territorial acquisition during the quarter ended June 30, 2025. Year-to-date, growth in customer deposits offset planned reductions of brokered deposits.
The following table sets forth the balances of our deposits by category for the periods indicated:

	June 30, 2025		December 31, 2024
	Balance	Percent (%)	Balance	Percent (%)
	(Dollars in thousands)
Demand, noninterest bearing	$3,485,502	22%	$3,377,950	24%
Money market, interest bearing demand and savings	6,102,999	38%	5,175,735	36%
Time deposits	6,354,854	40%	5,773,804	40%
Total deposits	$15,943,355	100%	$14,327,489	100%
At June 30, 2025, we had $797.1 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $1.06 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2024. The California State Treasurer time deposits at June 30, 2025, had original maturities of six months, a weighted average interest rate of 4.24%, and were collateralized with a $330.0 million letter of credit issued by the FHLB. At June 30, 2025, certificates of deposit owned by state and local governments in Hawaii was $244.1 million, and was collateralized by investment securities with an aggregate fair value of $257.3 million. At June 30, 2025, time deposits of more than $250 thousand totaled $3.30 billion, compared with $2.71 billion at December 31, 2024.
The Bank’s estimated insured deposits at June 30, 2025, were equivalent to approximately 62% of the Bank’s total deposits, compared with approximately 61% at December 31, 2024. The Bank’s estimated uninsured deposits at June 30, 2025, totaled $6.15 billion (38% of deposits), compared with $5.56 billion (39% of deposits) at December 31, 2024. Uninsured deposits are estimated based on the portion of account balances in excess of FDIC insurance limits.

The following is a schedule of time deposit maturities at June 30, 2025:

	June 30, 2025
	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$2,300,475	36%
Over three months through six months	1,522,203	24%
Over six months through nine months	1,509,731	24%
Over nine months through twelve months	931,074	15%
Over twelve months	91,371	1%
Total time deposits	$6,354,854	100%
FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funds. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At June 30, 2025, borrowings totaled $29.8 million, consisting entirely of FHLB borrowings, compared with $239.0 million in borrowings at December 31, 2024, consisting of $100.0 million in FHLB borrowings and $139.0 million in FRB borrowings. At June 30, 2025 and December 31, 2024, the weighted average remaining maturity of total FHLB and FRB borrowings was five months and two months, respectively. The weighted average rate for FHLB borrowings was 1.70% at June 30, 2025, compared to 4.88% and 4.50% for FHLB and FRB borrowings, respectively, at December 31, 2024.
As part of the 2025 second quarter Territorial acquisition, the Company assumed $160.0 million in face value of FHLB advances, of which $125.0 million was paid off on April 2, 2025, and an additional $5.0 million matured in June 2025. The remaining $30.0 million in FHLB advances outstanding at June 30, 2025, mature through June 2026, have a weighted average coupon rate of 1.70%, and were acquired at a discount of $441 thousand, with $248 thousand in discount remaining at June 30, 2025. See Note 16 - “Business Combinations” of the Notes to the Consolidated Financial Statements for additional information regarding the Merger.
We did not have federal funds purchased at June 30, 2025, and December 31, 2024.
Convertible Notes
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The convertible notes were issued as part of our plan to repurchase common stock and pay interest on a semi-annual basis. The net carrying balance of convertible notes at both June 30, 2025 and December 31, 2024, was $444 thousand.
Subordinated Debentures
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $109.8 million at June 30, 2025, and $109.1 million at December 31, 2024. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. See Note 8 - “Convertible Notes and Subordinated Debentures” of the Notes to Consolidated Financial Statements for additional information regarding the subordinated debentures issued.
Off-Balance-Sheet Activities and Contractual Obligations
We routinely engage in activities that involve, to varying degrees, elements of risk that are not reflected, in whole or in part, in the Consolidated Financial Statements. These activities are part of our normal course of business and include traditional off-balance-sheet credit-related financial instruments, interest rate swap contracts, foreign exchange contracts, commitments related to affordable housing partnership investments accounted under the equity method, and long-term debt.

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
We invest in the equity of certain limited partnerships or limited liability companies that are associated with affordable housing partnerships that provide income tax benefits and/or CRA credits for the Company. The unfunded commitments on affordable housing partnerships are off-balance sheet liabilities and are funded based on funding schedule or as called by the limited liability companies.
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
Total stockholders’ equity was $2.22 billion at June 30, 2025, compared with $2.13 billion at December 31, 2024. During the six months ended June 30, 2025, stockholders’ equity increased by $89.6 million due to $73.3 million in common stock issued as consideration in the Territorial acquisition, a decrease in accumulated other comprehensive loss of $56.5 million, an increase in additional paid-in capital consisting of $1.4 million in stock-based compensation, and $1 thousand in common stock issued, partially offset by cash dividends paid of $34.8 million, and a net loss of $6.8 million. The decrease in accumulated other comprehensive loss from December 31, 2024 to June 30, 2025, primarily reflected a decrease in unrealized losses on our investment securities AFS due to changes in market interest rates and sales of investment securities AFS.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. We had $35.3 million remaining of the $50.0 million stock repurchase plan at both June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the tables below.

	June 30, 2025
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,833,818	12.06%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$1,939,737	12.76%	N/A	N/A
Total capital (to risk-weighted assets)	$2,090,212	13.76%	N/A	N/A
Leverage capital (to average assets)	$1,939,737	10.57%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,917,657	12.62%	6.50%	6.12%
Tier 1 capital (to risk-weighted assets)	$1,917,657	12.62%	8.00%	4.62%
Total capital (to risk-weighted assets)	$2,070,132	13.62%	10.00%	3.62%
Leverage capital (to average assets)	$1,917,657	10.45%	5.00%	5.45%

	December 31, 2024
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,900,601	13.06%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,005,840	13.79%	N/A	N/A
Total capital (to risk-weighted assets)	$2,150,810	14.78%	N/A	N/A
Leverage capital (to average assets)	$2,005,840	11.83%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,978,969	13.61%	6.50%	7.11%
Tier 1 capital (to risk-weighted assets)	$1,978,969	13.61%	8.00%	5.61%
Total capital (to risk-weighted assets)	$2,123,939	14.61%	10.00%	4.61%
Leverage capital (to average assets)	$1,978,969	11.68%	5.00%	6.68%

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
At June 30, 2025, our total borrowing capacity, cash and cash equivalents, and unpledged securities totaled $8.44 billion, compared with $8.24 billion at December 31, 2024. At June 30, 2025, our borrowing capacity comprised $3.92 billion from the FHLB ($3.89 billion unused and available to borrow), $1.58 billion from the FRB (entirely unused and available to borrow), and $331.2 million of Fed funds facilities with other banks (entirely unused). At June 30, 2025, our total remaining available borrowing capacity was $5.80 billion. In addition to these lines, cash and cash equivalents, interest earning cash deposits and deposits with other banks totaled $689.7 million, and unpledged investment securities AFS amounted to $1.95 billion. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
The following table presents the Company’s net interest income sensitivity related to a 12-month parallel ramp of 100, 200 and 300 bps applied in year 1 on implied forward market interest rates as of June 30, 2025, and June 30, 2024, on a balance sheet assuming static balances on assets and liabilities with deposit balances modeled to migrate from noninterest bearing deposits to interest bearing deposits as rates move.

Net Interest Income Sensitivity	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100 .	+ 200 .	+ 300 .
June 30, 2025	(5.7)%	(4.0)%	(2.0)%	1.9%	4.0%	5.8%
June 30, 2024	(5.5)%	(3.3)%	(1.0)%	(0.2)%	(2.3)%	(4.3)%

The year-over-year changes in the modeled net interest income sensitivity profile are attributable to the termination of the receive fixed swap portfolio during the first quarter of 2025, which was terminated in preparation of acquiring Territorial's balance sheet that consists of long duration fixed rate assets and short duration liabilities. The year-over-year increase in the net interest income sensitivity profile also reflects growth in time deposit balances, which lag changes in interest rates and partially offset the increase in fixed rate mortgage balances from Territorial.
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

Economic Value of Equity Sensitivity	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100 .	+ 200 .	+ 300 .
June 30, 2025	6.7%	6.6%	4.2%	(5.0)%	(10.6)%	(16.6)%
June 30, 2024	3.2%	3.9%	2.7%	(5.5)%	(12.0)%	(19.0)%
The year-over-year changes in the EVE profile were due to the active reduction of the investment portfolio duration in the first half of 2025, termination of the receive fixed swap portfolio during the first quarter of 2025 and increase in low-beta, long-duration retail deposits; partially offset by the increase in fixed rate residential mortgage loan balances from acquisition of Territorial.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $302 thousand at June 30, 2025. It is reasonably possible the Company may incur losses in excess of our accrued loss contingency. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended June 30, 2025.
In January 2022, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended June 30, 2025. $35.3 million remains available for the repurchase of additional stock as of June 30, 2025.
The following table summarizes stock repurchase activities during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
April 1, 2025 to April 30, 2025	—	$—	—	$35,333
May 1, 2025 to May 31, 2025	—	—	—	35,333
June 1, 2025 to June 30, 2025	—	—	—	35,333
Total	—	$—	—

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

HOPE BANCORP, INC.

Date:	August 8, 2025	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	August 8, 2025	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer