Form 10-K
period 2025-12-31
HOPE BANCORP INC
filed 2026-02-25
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, as reported on the NASDAQ Global Select Market, was approximately $1,313,217,875.
Number of shares outstanding of the registrant’s common stock as of February 18, 2026: 128,203,739
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Hope Bancorp, Inc.

Form 10-K
For the Year Ended December 31, 2025

Forward-Looking Information
Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives, and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, trends, uncertainties, and factors that are beyond the Company’s control or ability to predict. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include, but are not limited to: possible deterioration of economic conditions in our areas of operation and in the US generally, including as a result of the interest rate environment, supply chain disruptions, tariffs and international tensions, inflation, labor shortages, housing and real estate markets, consumer confidence and spending habits; risk of adverse economic or political conditions in South Korea; interest rate risk associated with volatile interest rates and related asset-liability matching risk; potential increases in deposit insurance assessments; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; geopolitical instability or unrest; risk of natural disasters; risk of cybersecurity incidents; and regulatory risks associated with current and future regulations; the impact of U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability; and risks from natural disasters. In addition, there are risks and uncertainties related to our acquisition of Territorial Bancorp Inc., including, among others, difficulties and delays in integrating Hope Bancorp and Territorial Bancorp and achieving anticipated synergies, cost savings and other benefits from the transaction; higher than anticipated transaction costs; and deposit attrition, operating costs, customer loss and business disruption following the acquisition, including difficulties in maintaining relationships with employees and customers, may be greater than expected. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors herein. Due to the risks and uncertainties that we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report, or to make predictions about future performance based solely on historical financial information. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
Item 1.    BUSINESS
General
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis with the Bank of Hope) is a bank holding company headquartered in Los Angeles, California. Hope Bancorp was incorporated in Delaware in the year 2000. We offer commercial and retail banking loan and deposit products through our wholly-owned subsidiary, Bank of Hope, a California state-chartered bank (the “Bank” or “Bank of Hope”). From our roots as a Korean-American focused bank, we have grown to be one of the largest independent commercial banks headquartered in California and serve a multi-ethnic population of customers around the United States. Our network of branches and loan production offices includes locations in California, New York, Texas, Hawaii, Washington, Illinois, New Jersey, Georgia, Florida, Alabama, Colorado, and Oregon, and includes a representative office in Seoul, South Korea. Our headquarters are located at 3200 Wilshire Boulevard, Suite 1400, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), up to applicable limits. In addition to the Bank, the Hope Bancorp has unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 10 “Convertible Notes and Subordinated Debentures" in Item 8 of this Form 10-K.
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
We offer a full suite of commercial, corporate and consumer loans, deposit and fee-based products and services, including commercial and commercial real estate lending, Small Business Administration (“SBA”) lending, residential mortgage and other consumer lending, treasury management services, foreign currency exchange solutions, interest rate risk hedging products, and international trade financing, among others. Our website at www.bankofhope.com offers internet banking services and applications in both English and Korean.
On April 2, 2025, we acquired Territorial Bancorp Inc. (“Territorial”), headquartered in Honolulu, Hawaii, in a merger pursuant to which Territorial merged with and into the Company, with the Company being the surviving corporation, and immediately following such merger, Territorial Savings Bank, the wholly-owned bank subsidiary of Territorial, merged with and into the Bank, with the Bank being the surviving bank (such transaction, the “Merger”). Following the completion of the transaction, the legacy Territorial franchise in Hawaii continues to do business under the trade name Territorial Savings, a division of Bank of Hope.
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
SBA EZ loans are C&I loans that are unsecured term loans extended for business purposes. The maximum loan amount is $500 thousand, and loans are processed based on the Company’s credit scoring program.
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
Consumer and Other Loans
Our consumer loans primarily consist of single-family mortgages; we also offer personal loans and home equity loans. Our single-family mortgages are secured by a first deed of trust on single family residences under a variety of loan products including fixed-rate and adjustable-rate mortgages with either 30-year or 15-year terms. Adjustable-rate mortgage loans are also offered with flexible initial and periodic adjustments ranging from five to seven years.

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
Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings accounts, time deposit accounts, individual retirement accounts, 24-hour automated teller machines (“ATM”), internet banking and bill-pay, remote deposit capture, lockboxes, automated clearing house (“ACH”) origination services, and mobile banking services. In addition to our consumer and commercial deposits, we obtain both secured and unsecured wholesale deposits, including public deposits such as State of California Treasurer’s time deposits and Hawaii state and local government deposits; brokered demand deposits, money market, and time deposits, as well as deposits gathered from outside of the Bank’s normal market area through deposit listing services and our online banking platform.
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
Borrowing Activities
When we have more funds than required for our short-term liquidity needs, we may sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco (the “FHLB”), the Federal Reserve Bank of San Francisco (“the Federal Reserve Bank”), or from our correspondent banking relationships. In addition, we may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset-liability management. At December 31, 2025, there was no remaining balance on the borrowing capacity from FHLB Des Moines.
The FHLB functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB on an unsecured basis or by utilizing qualifying loans and certain securities as collateral. The FHLB offers a full range of borrowing programs on its advances, with terms ranging from one day to thirty years, at competitive market rates. Early termination of these advances may be subject to a prepayment penalty. Information concerning FHLB advances and other borrowings is included in Note 9 of our Notes to Consolidated Financial Statements.
We may also borrow from the Federal Reserve Bank’s discount window. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 99% of the estimated fair value of qualifying loans and securities that we pledge.

Long-Term Debt
At December 31, 2025, we had nine wholly-owned subsidiary grantor trusts (“Trusts”) that have issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of subordinated debentures of Hope Bancorp (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the Trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures (which have maturity dates ranging from 2033 to 2037), or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on a quarterly basis at a specified redemption price. We also have the right to defer interest on the Debentures for up to five years.
In 2018, we issued $217.5 million aggregate principal amount of 2.00% convertible senior notes maturing on May 15, 2038, in a private offering to investors. The convertible notes were issued as part of our plan to repurchase shares of our common stock. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. In addition, we repurchased our notes in the aggregate principal amount of $19.9 million in 2023, and the repurchased notes were immediately cancelled subsequent to repurchase. The remaining net carrying balance of convertible notes at December 31, 2025, was $444 thousand.
Market Area and Competition
As of December 31, 2025, we had 74 branches in the United States, predominantly in multi-ethnic communities. Of these, 29 were located in Hawaii, 24 were located in California, nine were located in New York and New Jersey; four were in Washington; three were in Illinois; three were in Texas; one was in Alabama, and one was in Georgia. We also had nine loan production offices located in California, New York, Colorado, Florida, Georgia, Oregon, Texas, and Washington, as well as a representative office in Seoul, South Korea.
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
Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation or preventing recession) through its open-market operations in U.S. government securities, and by varying the targeted federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits, and affect interest rates earned on interest earning assets and paid on interest bearing liabilities. The nature and impact on Hope Bancorp, and the Bank, of future changes in monetary and fiscal policies cannot be predicted.

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
Bank Regulation
The Bank is a California state-chartered bank whose deposit accounts are insured by the FDIC, up to applicable limits. As such, the Bank is subject to regulation, supervision, and regular examination by the DFPI and the FDIC. The Bank is also subject to regulation, supervision, and examination by the Consumer Financial Protection Bureau (“CFPB”) with respect to federal consumer financial laws. While the Bank is not a member of the FRB, the Bank is also subject to certain regulations of the FRB.
Federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, lending activities, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, dividends, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including FRB Regulation O, Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal stockholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
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
As a result of our acquisition of Territorial Savings Bank in 2025, the Bank operates 29 branches in Hawaii under the trade name Territorial Savings, a division of Bank of Hope. Some aspects of the Bank's Hawaii operations are subject to the laws of the State of Hawaii and to the supervisory authority of the Hawaii Division of Financial Institutions, such as certain consumer protection laws and Hawaii laws and regulations governing the acceptance and collateralization of public deposits.
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
Including the capital conservation buffer of 2.5%, the minimum ratios for a banking organization are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. Management believes that as of December 31, 2025, Hope Bancorp and the Bank met all requirements under the Basel III Capital Rules applicable to them on a fully phased-in basis, including the capital conservation buffer. At December 31, 2025, the ratios of each of Hope Bancorp and the Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized” for bank regulatory purposes and satisfied the capital conservation buffer requirement. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
•We are subject to periodic examination by the CFPB with respect to compliance with federal consumer financial laws. Although we were subject to regulations issued by the CFPB when we were less than $10 billion in assets, the Bank’s primary federal regulator, the FDIC, previously had responsibility for our consumer compliance examinations. See “Consumer Financial Protection Bureau.”
•We are subject to the maximum permissible interchange fee for swipe transactions, equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions.
•We calculate our FDIC deposit assessment base using a performance score and a loss-severity score system described below in “Deposit Insurance.”

•We are subject to the “Volcker Rule,” which generally restricts us from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered covered funds. While Hope Bancorp and the Bank had no investment positions or relationships at December 31, 2025, that were subject to the Volcker Rule, we may be subject to the compliance and recording keeping provisions of this rule.
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
The prompt corrective action standards conform with the Basel III Capital Rules. In order to be generally considered well-capitalized for bank regulatory purposes, the Bank is required maintain the following minimum capital ratios: a common equity Tier 1 ratio of 6.5%, a Tier 1 ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5%. A bank meeting the minimum capital ratios required to be considered well-capitalized, adequately capitalized, or undercapitalized may, however, be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment.
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

In November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, to be paid in eight quarterly installments beginning in the first quarter of 2024. This rate will be applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. In February 2024, the FDIC informed banks of an increase from the original estimate related to this special assessment. This additional amount was paid in two additional quarterly installments, at a rate of approximately 9.4 basis points per year on the same adjusted assessment base. We recorded an expense of $691 thousand in 2024 for the amount due under this special assessment. In 2025, upon notification from the FDIC that the additional assessment was no longer necessary, we recorded an expense reversal of $691 thousand.
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
Through our social rewards and recognition platform, called Bucketlist, employees recognize one another for milestones and achievements, or simply express gratitude to anyone within the Bank for demonstrating Bank of Hope Core Values of integrity, transparency, fairness, initiative, teamwork, and satisfaction.
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
As of December 31, 2025 and 2024, the Bank and Hope Bancorp had 1,434 and 1,244, respectively, full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.
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

Some of the highlights we have taken to be a socially responsible company are:
•Approximately 31% of the Bank’s branches are located in low-to-moderate income areas;
•Our employees had nearly 2,150 hours of CRA-reportable volunteer hours in 2025;
•We funded approximately $3.10 billion of loans in 2025;
•We invest in affordable housing partnerships, CRA investments, CDFI investments and in renewal energy credits;
•We had approximately 562 CRA-reportable small business loans totaling $234.3 million in 2025, with 460 loans totaling $189.1 million within the Bank’s assessment areas;
•We made approximately over $550 thousand in charitable donations to 152 organizations to support the social, educational, and cultural wellness of the communities in which we operate; Additionally, we donated $200 thousand to United Way for Los Angeles fire, bringing the total charitable donations to $750 thousand in 2025; and
•We awarded 52 students scholarships of $2,500 each and 20 students scholarships of $1,000 each in Hawaii in 2025, totaling $150 thousand. In aggregate, we contributed approximately more than $3.15 million to the Hope Scholarship Foundation since its establishment in 2001.
Our Environmental, Social and Governance (“ESG”) report and webpage are available in our investor relation website (www.ir-hopebancorp.com). The ESG report contains our ESG progress including the establishment of an ESG framework, ESG policy, and our achievements on ESG compliance.

Item 1A.RISK FACTORS
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own business. The following discussion addresses the most significant risks that could affect our business, financial condition, liquidity, results of operations, and capital position. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations may be materially and adversely affected. In that event, the market price for our common stock would likely decline.
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
We have a high level of loans secured by real estate collateral. A downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2025, approximately 58% of our loan portfolio consisted of loans secured by various types of commercial real estate (excluding 1-4 family residential mortgage loans). A slowdown in the economy is often accompanied by declines in the value of real estate, which may have a material and adverse effect on our net income and capital levels.
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
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations. The current Presidential Administration has imposed tariffs and retaliatory tariffs, and has signaled imposing other trade restrictions, against U.S. trading partners. In response to tariffs, foreign countries have implemented, or may implement, retaliatory tariffs on U.S. goods. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. It may also cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us, or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. On February 20, 2026, the U.S. Supreme Court struck down the Presidential Administration’s imposition of the 2025 tariffs imposed in reliance of the International Emergency Economic Powers Act; however, the administration has signaled that it may pursue alternative channels to maintain or increase such tariffs. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.
We may experience adverse effects from acquisitions. We have acquired other banking companies and bank offices in the past, and will consider additional acquisitions as opportunities arise. For example, on April 2, 2025, we completed a merger with Territorial Bancorp Inc. See Item 1 “Business-Business Overview” and Note 19 of our Notes to Consolidated Financial Statements for more information about our merger with Territorial Bancorp Inc. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Future acquisitions may increase the degree of such risks.
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
As we expand outside our traditional geographic markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California and Hawaii, but we also have branches or loan production offices in the greater New York City area, Chicago, Houston, Dallas, Tampa, and Seattle metropolitan areas, New Jersey, Colorado, Georgia, and Alabama. Over time, we may seek to establish offices in other parts of the United States as well. We may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively, and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.

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
Financial and Market Risks
We may reduce or discontinue the payment of dividends on common stock. Our stockholders are only entitled to receive such dividends as our board of directors (the “Board”) may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may need to reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the FRB, and by certain covenants contained in our subordinated debentures. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. In addition, we often rely on cash distributions from the Bank to fund dividends to our stockholders. The Bank’s ability to make cash distributions to Hope Bancorp is subject to the restrictions set forth under the California Financial Code and would also be subject to prior approval or restriction by the DFPI if the distribution by the Bank exceeds the lesser of (a) the retained earnings of the Bank or (b) three fiscal years net income, less distributions made by the Bank during such period. We cannot provide assurance that the Bank will be able to continue making cash distributions to Hope Bancorp, which could in turn, affect our ability to continue paying dividends on our common stock. The Bank may not be able to distribute cash to us if the DFPI objects or until such time as the Bank receives approval from the DFPI or the Bank no longer needs to obtain approval under applicable regulations. Further, the Bank may be restricted by applicable law or regulation or actions taken by its regulators, now or in the future, from making cash distributions to Hope Bancorp, which could, in turn, adversely impact our ability to pay dividends to our stockholders. Likewise, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our stockholders. Lastly, we cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuation of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and lack of soundness of other financial institutions. Financial services companies may be interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. As a result, defaults by declines in the financial condition of, or even rumors or questions about, one or more financial services companies, or the financial services industry in general, could lead to market-wide liquidity problems and losses or defaults by financial institutions. These losses could have a material and adverse effect on our business, financial condition, results of operations and stock price.

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

As a regulated financial institution, we have designed our cybersecurity program based on the requirements of the GLBA, the Federal Financial Institutions Examination Council (“FFIEC”) IT Handbook, and the Cyber Risk Institute Profile (“CRI Profile”) Profile assessment. The CRI Profile is an Information Security control set based on the National Institute of Standards and Technology Cyber Security Framework (“NIST CSF”) that has been customized for financial institutions. Our processes for identifying, assessing, and managing material risks from cybersecurity threats includes reliance on the CRI Profile assessment as well as recurring audits and assessments of our cybersecurity program and controls.
In addition to the above, we periodically (and at least annually) conduct an overall inherent cybersecurity risk assessment based on threats, the likelihood of the threats, and the potential impact of these threats to the Company. We conduct this assessment by reviewing industry-recognized breach reports, identifying the top threats, calculating the likelihood and impact of these threats, and thereby determining our overall inherent risk. We then use the CRI Profile to establish a risk profile. Based on the risk profile, the CRI Profile recommends a program maturity level, which we use to determine whether we have the requisite minimum security controls in place that are effective. This control evaluation then helps us to determine our cybersecurity residual risk and whether we need to implement any additional controls.
In addition to using CRI Profile assessment, we evaluate the robustness and effectiveness of our cybersecurity program both internally and externally with periodic internal risk assessments, and internal and third-party audits. We also use third party assessments to simulate threat actors to test and evaluate our cybersecurity controls and the effectiveness of our overall program. As part of our cybersecurity program, we have developed an incident response plan based on industry-standard cybersecurity frameworks, with procedures for responding to and remediating a cyber-incident, which also includes a process to activate our business continuity plan, if necessary. We also review and test our incident response plan through simulations and assessments.
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
In the ordinary course of our business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition, or results of operations. With regards to risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we have conducted assessments and have determined that we do not believe any of the identified risks have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. While we do not believe cybersecurity threats are reasonably likely to affect us, our business strategy, our results of operations or our financial conditions, like all financial institutions, we face risks of such threats, the consequences of which could be material. See Item 1A “Risk Factors – We are subject to operational risks relating to our technology and information systems,” above. In addition, given the constant and evolving threat of cyber-based attacks, we incur significant costs in an effort to detect and prevent security breaches and incidents, and these costs may increase in the future.
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
We have processes to inform the Board Risk Committee and the Board about risks from cybersecurity threats. Our management team reports its findings using the CRI Profile assessment and our information security team’s determination as to whether our security controls, at a minimum, are in place and effective. The Chief Information Security Officer and the information security team regularly report to the Board Risk Committee and the Board regarding cybersecurity and related threats and trends, changes, control effectiveness and residual risk, the areas where our cybersecurity program may be improved and improvements made to address and remediate issues.

Item 2.PROPERTIES
Our principal executive offices are located at 3200 Wilshire Blvd., Suite 1400, Los Angeles, California 90010. As of December 31, 2025, we operated full-service branches at 83 leased and seven owned facilities, and we operated loan production offices at 9 leased facilities. Expiration dates of our leases range from 2026 to 2037. We believe our present facilities are suitable and adequate for our current operating needs.

Item 3.LEGAL PROCEEDINGS

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled approximately $484 thousand at December 31, 2025. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the Consolidated Financial Statements.

Item 4.MINE SAFETY DISCLOSURES
Not Applicable.

Part II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HOPE.”
The following table sets forth quarterly cash dividends paid on our common stock for the past two fiscal years:

	For the Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Dividends Paid	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14
The Board expects to continue to pay quarterly cash dividends, however, no assurance can be given as to whether future dividends will be paid as cash dividend payments are dependent on the Company’s future earnings, capital requirements, and financial condition. Our ability to pay dividends to our stockholders is also subject to the restrictions set forth in the Delaware General Corporation Law and the regulatory authority of the Federal Reserve. Please see “Supervision and Regulation—Dividends and Stock Repurchases” in Item 1 of this Form 10-K.
The closing price for our common stock on the NASDAQ Global Select Market on February 18, 2026, was $12.10 per share. As of February 18, 2026, there were 1,514 stockholders of record of our common stock.
Unregistered Sales of Equity Securities
There were no sales of any equity securities by the Company during the period covered this Annual Report on Form 10-K that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In January 2022, the Board approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Company did not repurchase any shares as part of this program during the three months ended December 31, 2025. The Board of Directors reaffirmed this repurchase program in December 2025. As of December 31, 2025, $35.3 million remained available for repurchases under this program.
The following table summarizes share repurchase activities during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
October 1, 2025 to October 31, 2025	—	$—	—	$35,333
November 1, 2025 to November 30, 2025	—	—	—	35,333
December 1, 2025 to December 31, 2025	—	—	—	35,333
Total	—	$—	—

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

ASSUMES $100 INVESTED ON DECEMBER 31, 2020
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2025

	Period Ending
Stock/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Hope Bancorp, Inc.	$100.00	$140.48	$127.04	$126.91	$135.48	$127.46
NASDAQ Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
KBW Nasdaq Regional Banking Index	$100.00	$136.64	$127.17	$126.67	$143.39	$152.71

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

Selected Financial Data
The following table presents selected financial and other data for each of the years in the five-year period ended December 31, 2025. The information below should be read in conjunction with the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto. The comparability of our operating results for the year ended December 31, 2025, with past performance was impacted by acquisition accounting adjustments and merger-related expenses associated with the acquisition of Territorial Bancorp Inc. and the loss on securities sold as a result of repositioning of a portion of our investment securities. The Company has provided supplemental non-GAAP information to facilitate a better understanding of financial performance, identifying certain items as “notable”. There were no notable items for the years ended December 31, 2022 and 2021.

	As of or For The Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$941,164	$953,980	$1,048,878	$716,115	$566,532
Interest expense	468,930	526,129	523,017	137,694	53,762
Net interest income	472,234	427,851	525,861	578,421	512,770
Provision (credit) for credit losses	31,802	17,280	31,592	9,850	(12,395)
Net interest income after provision (credit) for credit losses	440,432	410,571	494,269	568,571	525,165
Noninterest income	26,468	47,077	45,577	51,397	43,594
Noninterest expense	389,623	324,684	361,959	323,920	293,487
Income before income tax provision	77,277	132,964	177,887	296,048	275,272
Income tax provision	15,689	33,334	44,214	77,771	70,700
Net income	$61,588	$99,630	$133,673	$218,277	$204,572

Net income, excluding notable items (1)	$113,344	$103,380	$144,646	$218,277	$204,572

Per Common Share Data:
Earnings — basic	$0.49	$0.83	$1.11	$1.82	$1.67
Earnings — diluted	$0.49	$0.82	$1.11	$1.81	$1.66
Earnings — diluted, excluding notable items (1)	$0.89	$0.85	$1.20	$1.81	$1.66
Cash dividends declared	$0.56	$0.56	$0.56	$0.56	$0.56
Book value (period end)	$17.81	$17.68	$17.68	$16.90	$17.44
Tangible common equity (“TCE”) per share (period end) (1)	$13.71	$13.81	$13.76	$12.96	$13.51
Number of common shares outstanding (period end)	128,201,655	120,755,658	120,126,786	119,495,209	120,006,452

Balance Sheet Data—At Period End:
Total assets	$18,531,626	$17,054,008	$19,131,522	$19,164,491	$17,889,061
Interest earning cash and deposits at other banks	350,581	235,541	1,756,154	293,002	44,947
Investment securities AFS and HTM	2,072,864	2,075,628	2,408,971	2,243,195	2,666,275
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	14,701,012	13,618,272	13,853,619	15,403,540	13,952,743
Deposits	15,603,143	14,327,489	14,753,753	15,738,801	15,040,450
FHLB and FRB borrowings	284,922	239,000	1,795,726	865,000	300,000
Convertible notes, net	444	444	444	217,148	216,209
Subordinated debentures	110,518	109,140	109,140	106,565	105,354
Stockholders’ equity	2,283,268	2,134,505	2,121,243	2,019,328	2,092,983

Average Balance Sheet Data:
Total assets	$18,244,370	$17,746,408	$19,806,163	$18,231,609	$17,467,665
Interest earning cash and deposits at other banks	563,560	856,768	1,685,462	116,689	774,756
Investment securities AFS and HTM	2,199,219	2,213,068	2,262,840	2,415,621	2,392,589
Loans receivable and loans held for sale	14,267,020	13,634,728	14,732,166	14,634,627	13,343,431
Deposits	15,576,301	14,677,630	15,630,018	15,172,272	14,727,807
FHLB and FRB borrowings	79,945	531,869	1,618,292	528,342	208,721
Stockholders’ equity	2,221,699	2,130,140	2,061,665	2,034,027	2,071,453

	As of or For The Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Selected Performance Ratios:
Return on average assets (“ROA”) (2)	0.34%	0.56%	0.67%	1.20%	1.17%
Return on average stockholders’ equity (“ROE”) (3)	2.77%	4.68%	6.48%	10.73%	9.88%
Return on average tangible common equity (“ROTCE”) (1)	3.60%	5.99%	8.39%	13.97%	12.80%
Dividend payout ratio	115.27%	68.07%	50.44%	30.91%	33.71%
Net interest margin (4)	2.76%	2.55%	2.81%	3.36%	3.09%
Yield on interest earning assets (5)	5.50%	5.69%	5.60%	4.16%	3.42%
Cost of interest bearing liabilities (6)	3.81%	4.52%	4.00%	1.32%	0.56%
Efficiency ratio (7)	78.13%	68.36%	63.34%	51.43%	52.75%

ROA excluding notable items (1)	0.62%	0.58%	0.73%	1.20%	1.17%
ROE excluding notable items (1)	5.10%	4.85%	7.02%	10.73%	9.88%
ROTCE excluding notable items (1)	6.62%	6.22%	9.08%	13.97%	12.80%
Efficiency ratio excluding notable items (1) (7)	68.60%	67.18%	60.62%	51.43%	52.75%

Regulatory Capital Ratios:
Tangible common equity (“TCE”) ratio (1)	9.76%	10.05%	8.86%	8.29%	9.31%
Hope Bancorp: (8)
Common equity tier 1	12.27%	13.06%	12.28%	10.55%	11.03%
Tier 1 capital	12.96%	13.79%	12.96%	11.15%	11.70%
Total capital	13.99%	14.78%	13.92%	11.97%	12.42%
Tier 1 leverage	11.05%	11.83%	10.11%	10.15%	10.11%
Bank of Hope:
Common equity tier 1	12.82%	13.61%	12.75%	12.03%	12.96%
Tier 1 capital	12.82%	13.61%	12.75%	12.03%	12.96%
Total capital	13.85%	14.61%	13.71%	12.85%	13.68%
Tier 1 leverage	10.93%	11.68%	9.94%	10.94%	11.20%

	As of or For The Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Asset Quality Data:
Nonaccrual loans (9)	$131,747	$90,564	$45,204	$49,687	$54,616
Accruing delinquent loans past due 90 days or more	3,943	229	261	401	2,131
Accruing troubled debt restructured loans (10)	—	—	—	16,931	52,418
Total nonperforming loans	135,690	90,793	45,465	67,019	109,165
Other real estate owned	365	—	63	2,418	2,597
Total nonperforming assets (11)	$136,055	$90,793	$45,528	$69,437	$111,762

Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.90%	0.67%	0.33%	0.32%	0.39%
Nonperforming assets to total assets (11)	0.73%	0.53%	0.24%	0.36%	0.62%
Allowance for credit losses to loans receivable	1.07%	1.11%	1.15%	1.05%	1.01%
Allowance for credit losses to nonaccrual loans	118.91%	166.21%	351.06%	326.76%	257.34%
Net charge-offs (recoveries) to average loans receivable	0.20%	0.13%	0.22%	(0.08)%	0.40%
______________________________
(1)    Net income excluding notable items, earnings per common share - diluted excluding notable items, TCE per share, ROTCE, ROA excluding notable items, ROE excluding notable items, ROTCE excluding notable items, efficiency ratio excluding notable items, and TCE ratio are non-GAAP financial measures that we believe provide investors with information useful in understanding our operating results and financial condition. A quantitative reconciliation of the most directly comparable GAAP to non-GAAP financial measures is provided on the following pages.
(2)    Net income divided by average assets.
(3)    Net income divided by average stockholders’ equity.
(4)    Net interest income divided by average interest earning assets.
(5)    Interest income divided by average interest earning assets.
(6)    Interest expense divided by average interest bearing liabilities.
(7)    Noninterest expense divided by the sum of net interest income plus noninterest income.
(8)    The ratios generally required to meet the definition of a “well-capitalized” financial institution under certain banking regulations are 5.0% leverage capital ratio, 6.5% common equity tier 1 capital ratio, 8.0% tier 1 capital ratio, and 10.0% total capital ratio.
(9)    Excludes delinquent SBA loans that are guaranteed and currently in liquidation.
(10)    We adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.
(11)    Nonperforming assets consist of nonperforming loans and OREO. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.

Non-GAAP Financial Measurements
We provide certain non-GAAP financial measures that we believe provide investors with meaningful supplemental information that is useful in understanding our operating results and financial condition. The methodologies for calculating non-GAAP measures may differ among companies. The following tables reconcile the non-GAAP financial measures used in this Form 10-K to the most comparable GAAP performance measures. The non-GAAP financial measures provide information that may be useful to investors in understanding our operating performance and trends and assist in comparing our results with the performance of our peers.
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

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,283,268	$2,134,505	$2,121,243	$2,019,328	$2,092,983
Less: Goodwill and CDI, net	(525,938)	(466,781)	(468,385)	(470,176)	(472,121)
TCE (1)	$1,757,330	$1,667,724	$1,652,858	$1,549,152	$1,620,862

Total assets	$18,531,626	$17,054,008	$19,131,522	$19,164,491	$17,889,061
Less: Goodwill and CDI, net	(525,938)	(466,781)	(468,385)	(470,176)	(472,121)
Tangible assets (1)	$18,005,688	$16,587,227	$18,663,137	$18,694,315	$17,416,940

Common shares outstanding	128,201,655	120,755,658	120,126,786	119,495,209	120,006,452

Tangible book value per common share (1)	$13.71	$13.81	$13.76	$12.96	$13.51
TCE ratio (1)	9.76%	10.05%	8.86%	8.29%	9.31%
Return on average tangible common equity is calculated by dividing net income for the period by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Net income	$61,588	$99,630	$133,673	$218,277	$204,572

Average stockholders’ equity	$2,221,699	$2,130,140	$2,061,665	$2,034,027	$2,071,453
Less: Average goodwill and CDI, net	(510,404)	(467,620)	(469,298)	(471,176)	(473,177)
Average TCE (1)	$1,711,295	$1,662,520	$1,592,367	$1,562,851	$1,598,276

ROTCE (1)	3.60%	5.99%	8.39%	13.97%	12.80%
________________________________
(1)Non-GAAP financial measures.

During the years ended December 31, 2025, 2024 and 2023, our operating results included certain notable items as a result of the Merger with Territorial, our investment securities repositioning, strategic restructuring, the change in the California state tax apportionment rate, and other items. The following table summarizes the impact of non-core notable items recorded for the periods indicated and reconciles them to the most directly comparable GAAP financial measure. There were no notable items for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net income	$61,588	$99,630	$133,673
Notable items:
Merger-related provision for credit losses	553	—	—
Loss on investment portfolio repositioning	38,856	—	—
Net gain on branch sales	—	(1,006)	—
FDIC special assessment (reversal) expense	(691)	691	3,971
Merger and restructuring-related costs	21,534	5,627	11,576
Total notable items included in pre-tax income	60,252	5,312	15,547
Tax effect on notable items in pre-tax income	(13,325)	(1,562)	(4,574)
Notable impact from California state tax apportionment law change	4,829	—	—
Total notable items, net of tax	51,756	3,750	10,973
Net income excluding notable items (1)	$113,344	$103,380	$144,646

Diluted common shares	126,774,552	121,108,594	120,393,257
EPS excluding notable items (1)	$0.89	$0.85	$1.20

Average assets	$18,244,370	$17,746,408	$19,806,163
ROA excluding notable items (1)	0.62%	0.58%	0.73%

Average equity	$2,221,699	$2,130,140	$2,061,665
ROE excluding notable items (1)	5.10%	4.85%	7.02%

Average TCE (1)	$1,711,295	$1,662,520	$1,592,367
ROTCE excluding notable items (1)	6.62%	6.22%	9.08%

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Noninterest expense	$389,623	$324,684	$361,959
Notable items:
FDIC special assessment reversal (expense)	691	(691)	(3,971)
Merger and restructuring-related costs	(21,534)	(5,627)	(11,576)
Noninterest expense excluding notable items (1)	$368,780	$318,366	$346,412

Revenue (net interest income before provision for credit losses and noninterest income)	$498,702	$474,928	$571,438
Notable items:
Loss on investment portfolio repositioning	38,856	—	—
Net gain on branch sales	—	(1,006)	—
Revenue excluding notable items (1)	$537,558	$473,922	$571,438

Efficiency ratio excluding notable items (1)	68.60%	67.18%	60.62%
_____________________________________________
(1)Non-GAAP financial measures.

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
Investment Securities
Description - We evaluate investment securities AFS and HTM for impairment related to credit losses on at least a quarterly basis. Based on our evaluation, we do not believe that we had any investment securities AFS or HTM with a credit loss impairment as of December 31, 2025. Investment securities are discussed in more detail under “Financial Condition - Investment Securities Portfolio.”
Subjective Estimates and Judgments - Significant judgment is involved in determining when an investment securities AFS decline in fair value is credit impaired. Investment securities AFS in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. We then apply a zero credit loss assumption to investment securities issued by the U.S. government or government-sponsored enterprises. For other securities that do not meet these criteria, we evaluate whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, we set up an initial filter for impairment triggers. Once the quantitative filters have been triggered, the securities are placed on a watch list and an additional assessment is performed to identify whether credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors.
The investment securities HTM as of December 31, 2025, were all issued by the U.S. government or government-sponsored enterprises and therefore the Company applied a zero credit loss assumption.
Impact if Actual Results Differ From Estimates and Judgments - Changes in management’s assessment of the factors used to determine if an investment security is credit impaired could lead to additional impairment charges. Additionally, a security that had no apparent risk could be affected by a sudden or acute change in market condition and necessitate an impairment charge.
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

Included in the quantitative portion of our analysis of the allowance for credit losses are key inputs including borrowers’ net operating income, debt coverage ratios, and real estate collateral values, as well as key inputs that are more subjective or require management’s judgment including key macroeconomic variables from Moody’s forecast scenarios including GDP, unemployment rates, interest rates, and commercial real estate prices. These key inputs are utilized in our models to develop probability of default (“PD”) and loss given default (“LGD”) assumptions used in the calculation of estimated quantitative losses. The key macroeconomic variables were derived from Moody’s consensus scenario as of December 31, 2025 and 2024.
Certain key macroeconomic variable inputs used in the calculation of our allowance for credit losses experienced a change between projections as of December 31, 2024 versus projections as of December 31, 2025. While GDP growth rates remained relatively flat, unemployment rates showed a slight increase and the CRE price index growth rates showed a decline at December 31, 2025, compared with December 31, 2024. Changes in the key macroeconomic variables are presented in the tables below.
Moody's consensus projected key macroeconomic variable inputs as of December 31, 2025:

	Year Ending December 31,
	2026	2027	2028
GDP Growth*	1.9%	2.0%	2.0%
Unemployment Rate	4.4%	4.3%	4.1%
CRE Price Index Growth*	(0.3)%	2.8%	5.6%
10 Year Treasury Rate	4.2%	4.2%	4.1%
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
In addition to an estimate of quantitatively derived losses, our allowance for credit losses also includes an estimate of qualitatively derived losses to account for risks not fully captured by the quantitative calculation of estimated credit losses. At December 31, 2025, the qualitative portion of our allowance for credit losses totaled $32.0 million compared with $50.1 million at December 31, 2024. The qualitative portion of our allowance for credit losses is determined by management and takes into consideration factors related to changes to lending policies, changes in the nature and volume of loans, risks related to lending management, changes to the volume and severity of past due and nonaccrual loans, changes in the quality of loan review, concentrations of credit, and other external factors. Some of these factors are more subjective than others and require significant judgment from management to determine estimated losses.
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

Moody’s consensus forecast assumes that the probability that the economy will perform better than the consensus estimates is equal to the probability that it will perform worse. A sensitivity analysis of our allowance for credit losses was performed by estimating credit losses using the Moody’s S2 scenario as of December 31, 2025, which has a more negative outlook on the economy compared with the Moody’s consensus scenario. The S2 scenario includes assumptions including worse than expected impact to the economy from the Trump’s administration’s tariffs and deportations, increased concerns over Russia’s invasion of Ukraine and China’s blockage of the Taiwan Strait, decline in the U.S. stock market, and declines in European economies. Incorporating key macroeconomic inputs from Moody’s S2 projected scenario in our calculation of the allowance for credit losses resulted in additional allowance for credit losses of approximately $30.4 million compared with the results using the Moody’s consensus forecast as of December 31, 2025. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.
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
Impact if Actual Results Differ From Estimates and Judgments - Changes in qualitative factors assessed, changes to assumptions used in the impairment test, selection and weighting of the various fair value techniques, and downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses which could have a material impact in our financial condition and earnings. We did not perform a quantitative test for the year ended December 31, 2025, as we performed a qualitative analysis that indicated that goodwill was more than likely not impaired.
Goodwill is discussed in more detail in Note 6 to our Notes to Consolidated Financial Statements presented in this Report.
Income Taxes
Description - We use the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained, when necessary, to reduce deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Furthermore, tax positions that could be deemed uncertain are required to be disclosed and reserved for if it is more likely than not that the position would not be sustained upon audit examination. Taxes are discussed in more detail in Note 18 to our Notes to Consolidated Financial Statements presented in this Report.

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
Business Combinations
Description - We account for business combinations using the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Significant estimates and judgments are involved in the fair valuation process. Loans acquired through business combinations have historically comprised the majority of purchase accounting adjustments in arriving at the fair values of acquired assets and liabilities. Loans acquired in a business combination are recorded at fair value with no carry-over of any allowance for credit losses. With our early adoption of ASU 2025-08 in 2025, loans are categorized as Purchase Credit Deteriorated (“PCD”) or Purchased Seasoned Loans (“PSL”). PCD loans are defined as loans that have experienced more than insignificant credit deterioration since origination and PSL loans are defined as non-PCD loans that are 1) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and 2) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. All other acquired loans are categorized as non-PCD loans.
Subjective Estimates and Judgments - Significant judgment is involved in determining the fair value of loans acquired in a business combination. Determining the fair value of acquired loans involves estimating the principal and interest cash flows expected to be collected and discounting the cash flows at a market rate of interest. Management considers a number of factors in evaluating the fair value of acquired loans including the remaining life of the acquired loans, current and historical delinquency status, probability of default, estimated prepayments, foreclosure lag, risk rating, estimated value of the underlying collateral, and interest rate environment.
Impact if Actual Results Differ From Estimates and Judgments - Changes in management’s assumptions can have a material impact on the estimated fair value of acquired loans, and as a result, goodwill or bargain purchase gain recorded in a business combination.
Business Combinations is discussed in more detail in Note 19 to our Notes to Consolidated Financial Statements presented in this Report.

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

	Year Ended December 31, 2025	Increase (Decrease)		Year Ended December 31, 2024	Increase (Decrease)		Year Ended December 31, 2023
		Amount	%		Amount	%
		(Dollars in thousands)
Interest income	$941,164	$(12,816)	(1)%	$953,980	$(94,898)	(9)%	$1,048,878
Interest expense	468,930	(57,199)	(11)%	526,129	3,112	1%	523,017
Net interest income	472,234	44,383	10%	427,851	(98,010)	(19)%	525,861
Provision for credit losses	31,802	14,522	84%	17,280	(14,312)	(45)%	31,592
Noninterest income	26,468	(20,609)	(44)%	47,077	1,500	3%	45,577
Noninterest expense	389,623	64,939	20%	324,684	(37,275)	(10)%	361,959
Income before income tax provision	77,277	(55,687)	(42)%	132,964	(44,923)	(25)%	177,887
Income tax provision	15,689	(17,645)	(53)%	33,334	(10,880)	(25)%	44,214
Net income	$61,588	$(38,042)	(38)%	$99,630	$(34,043)	(25)%	$133,673

Net Income
Our net income was $61.6 million for 2025 compared with $99.6 million for 2024 and $133.7 million for 2023. Our diluted earnings per common share totaled $0.49, $0.82, and $1.11 for the years 2025, 2024, and 2023, respectively. The return on average assets was 0.34%, 0.56%, and 0.67% and the return on average stockholders’ equity was 2.77%, 4.68%, and 6.48% for the years 2025, 2024, and 2023, respectively. 2025’s results included an aggregate $51.8 million of notable items, net of taxes, that impacted the comparability of the Company’s operating results with past performance. Notable items for the year ended December 31, 2025, included a net loss on sales of securities from an investment securities repositioning, merger-related items, and income tax expense from the change in California’s state tax apportionment law. Net income, excluding notable items for 2025 was $113.3 million, or $0.89 per diluted common share, compared with net income of $103.4 million, or $0.85 per diluted share, for 2024. The decrease in net income for 2024 compared with 2023 was primarily due to a decrease in net interest income, offset partially by decreases in provision for credit losses and noninterest expense.
See the “Overview” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.

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
Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, the interest rate environment, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, government budgetary matters, and the actions of the FRB.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans (1) (2)	$14,267,020	$837,226	5.87%	$13,634,728	$837,159	6.14%	$14,732,166	$892,563	6.06%
Investment securities AFS and HTM (3)	2,199,219	76,235	3.47%	2,213,068	68,549	3.10%	2,262,840	66,063	2.92%
Interest earning cash and deposits at other banks	563,560	23,465	4.16%	856,768	44,668	5.21%	1,685,462	87,361	5.18%
FHLB stock and other investments	86,632	4,238	4.89%	48,738	3,604	7.39%	47,249	2,891	6.12%
Total interest earning assets	17,116,431	941,164	5.50%	16,753,302	953,980	5.69%	18,727,717	1,048,878	5.60%
Total noninterest earning assets	1,127,939			993,106			1,078,446
Total assets	$18,244,370			$17,746,408			$19,806,163

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$5,951,849	$197,861	3.32%	$5,043,411	$200,070	3.97%	$4,858,919	$161,751	3.33%
Time deposits	6,176,559	259,389	4.20%	5,954,272	295,378	4.96%	6,409,056	279,480	4.36%
Total interest bearing deposits	12,128,408	457,250	3.77%	10,997,683	495,448	4.51%	11,267,975	441,231	3.92%
FHLB and FRB borrowings	79,945	2,056	2.57%	531,869	19,860	3.73%	1,618,292	69,365	4.29%
Convertible notes, net	444	9	2.00%	444	9	2.00%	77,848	1,925	2.47%
Subordinated debentures, net	105,880	9,615	8.96%	104,545	10,812	10.17%	103,277	10,496	10.02%
Total interest bearing liabilities	12,314,677	468,930	3.81%	11,634,541	526,129	4.52%	13,067,392	523,017	4.00%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,447,893			3,679,947			4,362,043
Other liabilities	260,101			301,780			315,063
Stockholders’ equity	2,221,699			2,130,140			2,061,665
Total liabilities and stockholders’ equity	$18,244,370			$17,746,408			$19,806,163

Net interest income		$472,234			$427,851			$525,861
Net interest margin			2.76%			2.55%			2.81%
Net interest spread (4)			1.69%			1.17%			1.60%
Cost of funds (5)			2.97%			3.44%			3.00%
Cost of deposits			2.94%			3.38%			2.82%
______________________________
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

The following table presents net loan origination fees, loan prepayment fee income, interest reversed for nonaccrual loans, and discount accretion income included as part of loan interest income for the years indicated:

Year Ended December 31,	Net Loan Origination Fees (Costs)	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(Dollars in thousands)
2025	$5,095	$1,688	$(3,615)	$15,084
2024	$6,292	$1,539	$(5,799)	$2,376
2023	$8,657	$2,313	$(2,926)	$2,789
The following table summarizes the accretion and amortization adjustments resulting from the Merger with Territorial that were included in net interest income for the twelve months ended months ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Accretion of discount on acquired loans	$14,426	$—	$—
Amortization of net premium on assumed time deposits	147	—	—
Accretion of discount on assumed FHLB advances	(363)	—	—
Total	$14,210	$—	$—
Net Interest Income
Net interest income was $472.2 million for 2025, compared with $427.9 million for 2024 and $525.9 million for 2023. Changes in net interest income are a function of changes in interest rates and volumes of interest earning assets and interest bearing liabilities. The table below sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	Year Ended December 31,
	2025 Compared with 2024			2024 Compared with 2023
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
		(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$67	$(37,876)	$37,943	$(55,404)	$11,841	$(67,245)
Investment securities AFS and HTM	7,686	8,118	(432)	2,486	3,963	(1,477)
Interest earning cash and deposits at other banks	(21,203)	(7,854)	(13,349)	(42,693)	508	(43,201)
FHLB stock and other investments	634	(1,507)	2,141	713	619	94
TOTAL INTEREST INCOME	$(12,816)	$(39,119)	$26,303	$(94,898)	$16,931	$(111,829)
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$(2,209)	$(34,783)	$32,574	$38,319	$31,298	$7,021
Time deposits	(35,989)	(46,685)	10,696	15,898	36,658	(20,760)
FHLB and FRB borrowings	(17,804)	(4,773)	(13,031)	(49,505)	(7,972)	(41,533)
Convertible notes, net	—	—	—	(1,916)	(309)	(1,607)
Subordinated debentures, net	(1,197)	(1,327)	130	316	173	143
TOTAL INTEREST EXPENSE	$(57,199)	$(87,568)	$30,369	$3,112	$59,848	$(56,736)
NET INTEREST INCOME	$44,383	$48,449	$(4,066)	$(98,010)	$(42,917)	$(55,093)

Net interest income before provision for credit losses increased by $44.4 million, or 10%, for 2025 compared with 2024. The increase in net interest income was primarily driven by a lower cost of funds and an increase in the average balance of loans, partially offset by a lower yield on loans and an increase in the average balance of deposits. As of December 31, 2025, the Federal Funds target rate was cut by an aggregate 175 basis points since September 2024, impacting average yields and rates for 2025 compared with 2024.
Net interest income before provision for credit losses decreased by $98.0 million, or 19%, for 2024 compared with 2023. The decrease in net interest income was driven by a higher cost of funds and a decrease in the average balance of interest earning assets, partially offset by expanding yields on interest earning assets and a decrease in the average balance of interest bearing liabilities. The expanding interest earning asset yields and higher deposit costs reflected changes in market interest rates during the period. The upper range of the target federal funds rate decreased to 4.50% at December 31, 2024, down from 5.50% at December 31, 2023, but the cuts to the federal funds rate did not begin until September 2024. The year-over-year decrease in the balance of average interest earning cash and deposits in other banks between 2024 and 2023 was primarily due to the payoff of borrowings under the FRB’s Bank Term Funding Program in 2024.
Interest Income
Interest income was $941.2 million for 2025, compared with $954.0 million for 2024, and $1.05 billion for 2023. The yield on average interest earning assets was 5.50% for 2025, compared with 5.69% for 2024, and 5.60% for 2023.
Comparison of 2025 with 2024
The decrease in interest income of $12.8 million, or 1.3%, for 2025 compared with 2024 was primarily driven by a lower yield on loans and a lower average balance and yield on cash and deposits at other banks, partially offset by an increase in the average balance of loans and a higher yield on investment securities. The decreases in yields on loans and cash and deposits at other banks were driven by a decline in market interest rates during the period. The increase in yield on investment securities was a result of a strategic repositioning we executed in June 2025, wherein part of the investment securities portfolio was sold and the funds reinvested in higher yielding investment securities.
Comparison of 2024 with 2023
The decrease in interest income of $94.9 million, or 9.0%, for 2024 compared with 2023 was primarily driven by lower average balances of loans and cash and deposits at other banks, offset partially by expanding yields of interest earnings assets.
Interest Expense
Deposits
Interest expense on deposits was $457.3 million for 2025, compared with $495.4 million for 2024, and $441.2 million for 2023. The average cost of deposits was 2.94% for 2025, compared with 3.38% for 2024, and 2.82% for 2023. The average cost of interest bearing deposits was 3.77% for 2025, compared with 4.51% for 2024, and 3.92% for 2023.
Comparison of 2025 with 2024
The decrease in interest expense on total deposits of $38.2 million, or 8%, for 2025 compared with 2024 was due to a lower cost of interest bearing deposits, and a lower average balance and rate on FHLB and FRB borrowings. The decrease in the cost of funds was driven by a decline in market interest rates during the period.
Comparison of 2024 with 2023
The increase in interest expense on total deposits of $54.2 million, or 12%, for 2024 compared with 2023 was due to a higher cost of interest bearing deposits. The increase in the cost of deposits was driven by rising interest rates during the period, a migration of deposits into higher-cost categories due to customer preferences for higher rates, and deposit pricing competition.

FHLB and FRB Borrowings
FHLB and FRB borrowings consist of advances from the FHLB and FRB. As part of our asset-liability management, we utilize FHLB and FRB borrowings to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB and FRB borrowings were $79.9 million for 2025, compared with $531.9 million in 2024, and $1.62 billion in 2023. Interest expense on FHLB and FRB borrowings was $2.1 million for 2025 compared with $19.9 million for 2024, and $69.4 million for 2023. The average cost of FHLB and FRB borrowings was 2.57% for 2025, compared with 3.73% for 2024, and 4.29% for 2023. The decrease in the cost of FHLB and FRB borrowings for 2025 compared to 2024 was primarily attributable to declining market interest rates.
Convertible Notes
In 2018, we issued $217.5 million in senior convertible notes. Interest expense on convertible notes was $9 thousand for 2025 compared with $9 thousand and $1.9 million for 2024 and 2023, respectively. The cost of our convertible notes for 2025 was 2.00% compared with 2.00% for 2024 and 2.47% for 2023. The cost of our convertible notes consisted of the 2.00% coupon rate for 2025 and 2024, and also included non-cash interest expense from the capitalization of issuance cost for 2023.
During the year ended December 31, 2023, we repurchased our notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to repurchase. On May 15, 2023, most holders of our convertible notes exercised their right to put their notes and therefore we paid off $197.1 million of convertible note principal in cash. There were no repurchases or put options exercised for the years ended December 31, 2025 and 2024.
Subordinated Debentures
At December 31, 2025, our nine wholly-owned subsidiary grantor trusts had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated indentures. The subordinated debentures bear interest at the 3-month Chicago Mercantile Exchange term Secured Financing Overnight Rate (“SOFR”) rate, plus a designated spread. Prior to LIBOR cessation at June 2023, the interest rate was tied to the 3-month LIBOR rate, plus a designated spread. There were no changes in our balance of subordinated debentures during 2025 or 2024, aside from the increases related to the discount accretion on subordinated debentures acquired from previous acquisitions. Interest expense on subordinated debentures was $9.6 million for 2025 compared with $10.8 million for 2024, and $10.5 million for 2023. The average rate on other borrowings decreased to 8.96% for 2025, compared with 10.17% for 2024, and 10.02% for 2023. The change in cost of other borrowings, or subordinated debentures, for 2023, compared with 2025 and 2024, was due to changes in the 3-month SOFR and 3-month LIBOR rates.
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

Comparison of 2025 with 2024
The provision for credit losses on loans was $31.2 million for 2025, an increase of $12.8 million from $18.4 million for 2024. The increase in provision for credit losses was primarily due to an $11.0 million increase in provision for credit loss on loans for residential mortgage loans for the year ended December 31, 2025 compared to the year ended December 31, 2024. Provision for credit loss on residential mortgage loans increased in 2025 compared to 2024 due to ACL model enhancements made in 2024 which resulted in an $8.4 million reversal of provision for credit loss on residential mortgage loans for the year ended December 31, 2024 compared to $2.6 million in provision or credit loss on residential mortgage loans for the year ended December 31, 2025. The allowance for credit losses coverage ratio was 1.07% of loans receivable at December 31, 2025, compared with 1.11% at December 31, 2024.
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
Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer and foreign currency fees, swap fee income, net gains on sales of loans, net gains or losses on sales of investment securities AFS, net gain on branch sales, and other income and fees, which included loan servicing fees, earnings on bank owned life insurance, changes in the fair value of our equity investments with readily determinable fair value, and other miscellaneous income. Noninterest income was $26.5 million for 2025 compared with $47.1 million for 2024, and $45.6 million for 2023.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31, 2025	Increase (Decrease)		Year Ended December 31, 2024	Increase (Decrease)		Year Ended December 31, 2023
		Amount	%		Amount	%
		(Dollars in thousands)
Service fees on deposit accounts	$12,511	$1,783	17%	$10,728	$1,262	13%	$9,466
International service fees	3,245	243	8%	3,002	(363)	(11)%	3,365
Wire transfer and foreign currency fees	4,515	727	19%	3,788	466	14%	3,322
Swap fees	5,928	4,326	270%	1,602	891	125%	711
Net gains on sales of SBA loans	12,469	4,704	61%	7,765	3,668	90%	4,097
Net (losses) gains on sales of investment securities AFS	(37,688)	(38,624)	N/A	936	936	100%	—
Net gain on branch sales	—	(1,006)	(100)%	1,006	1,006	100%	—
Other income and fees	25,488	7,238	40%	18,250	(6,366)	(26)%	24,616
Total noninterest income	$26,468	$(20,609)	(44)%	$47,077	$1,500	3%	$45,577
Comparison of 2025 with 2024
The decrease in noninterest income for 2025 compared with 2024 was primarily attributable to net losses on sales of investment securities AFS, due to a securities portfolio repositioning in June 2025, partially offset by higher net gains on sales of SBA loans, swap fee income, and other income and fees. Noninterest income for 2025 included $38.9 million of losses on investment securities AFS related to the securities portfolio repositioning, which we consider a notable item. See the “Overview” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.

During the year ended December 31, 2025, we sold $211.4 million in SBA guaranteed loans and recorded $12.5 million in net gains on sale of SBA loans. During the year ended December 31, 2024, we sold $119.6 million in SBA guaranteed loans and recorded $7.8 million in net gains on sale of SBA loans.
The net losses on sales of investment securities AFS for 2025 were primarily attributable to the strategic repositioning of a part of our investment securities AFS portfolio in June 2025. We sold securities AFS with a fair value of $417.9 million, consisting of lower-yielding collateralized mortgage obligations, mortgage-backed, corporate, and municipal securities, and recorded realized losses of $38.9 million. Net proceeds from these sales were redeployed to purchase higher-yielding investment securities. During the year ended December 31, 2024, we sold $276.3 million in fair value of investment securities AFS at a net gain of $936 thousand.
Other income and fees increased for 2025 compared with 2024, primarily due to increases in earnings from BOLI, fair value adjustments on equity investments, and net gains on sale of other loans.
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
During the year ended December 31, 2024, we sold $276.3 million in fair value of investment securities AFS and recorded $936 thousand in net gains on sales of investment securities AFS. There were no investment securities AFS sold during 2023.
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

Noninterest Expense
Noninterest expense was $389.6 million for 2025, compared with $324.7 million for 2024, and $362.0 million for 2023. The increase in noninterest expense was $64.9 million, or 20%, for 2025 compared with 2024, and a decrease of $37.3 million, or 10%, for 2024 compared with 2023. Noninterest expense included merger and restructuring-related costs, which the Company considers a notable item. Excluding notable items, noninterest expense for 2025 was $368.8 million, compared with $318.4 million for 2024, and $346.4 million for 2023. See the “Overview” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures. Noninterest expense as a percentage of average assets for 2025 was 2.14%, compared with 1.83% for both 2024 and 2023.
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31, 2025	Increase (Decrease)		Year Ended December 31, 2024	Increase (Decrease)		Year Ended December 31, 2023
		Amount	%		Amount	%
		(Dollars in thousands)
Salaries and employee benefits	$214,110	$36,250	20%	$177,860	$(30,011)	(14)%	$207,871
Occupancy	34,206	6,737	25%	27,469	(1,399)	(5)%	28,868
Furniture, equipment and software	32,020	8,052	34%	23,968	(184)	(1)%	24,152
Data processing and item processing	12,475	2,791	29%	9,684	852	10%	8,832
Professional fees	8,611	(356)	(4)%	8,967	2,503	39%	6,464
Amortization of investments in affordable housing partnerships	10,547	1,496	17%	9,051	856	10%	8,195
FDIC assessments	10,983	170	2%	10,813	(2,483)	(19)%	13,296
FDIC special assessment (reversal) expense	(691)	(1,382)	N/A	691	(3,280)	(83)%	3,971
Earned interest credit	12,954	(10,493)	(45)%	23,447	1,048	5%	22,399
Merger and restructuring-related costs	21,534	15,907	283%	5,627	(5,949)	(51)%	11,576
Other noninterest expense	32,874	5,767	21%	27,107	772	3%	26,335
Total noninterest expense	$389,623	$64,939	20%	$324,684	$(37,275)	(10)%	$361,959
Comparison of 2025 with 2024
The increase in noninterest expense for 2025 compared with 2024 was primarily driven by increases in salaries and employee benefits, merger and restructuring-related costs, furniture, equipment and software expense, occupancy expense, and other noninterest expense, partially offset by a decrease in earned interest credits expense. We closed the acquisition of Territorial on April 2, 2025, and 2025’s results included three quarters of operating expenses related to the Territorial franchise.
Salaries and employee benefits expense increased by $36.3 million, or 20.4%, for 2025 compared with 2024. The year-over-year increase in salaries and employee benefits was primarily due to an increase in headcount following the Territorial acquisition. The number of full-time equivalent employees was 1,434 at December 31, 2025, compared with 1,244 at both December 31, 2024 and 2023.
Occupancy expense increased by $6.7 million, or 24.5%, for 2025 compared with 2024. The increase in occupancy expense was primarily due to the increased number of Bank locations resulting from the Territorial acquisition. The Company acquired 29 branches in Hawaii from its Merger with Territorial.
Furniture, equipment and software expense increased by $8.1 million, or 33.6%, for 2025 compared with 2024. The increase in furniture, equipment and software expense was primarily due to increased depreciation expense on furniture, software and equipment as a result of the Territorial acquisition.
Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates, and accordingly, earned interest credit expense decreased with the declines in the Federal Funds rate since September 2024. Earned interest credit expense decreased $10.5 million for 2025 compared with 2024, reflecting the changes in the federal funds rates.

Merger and restructuring-related costs increased by $15.9 million, or 282.7%, for 2025 compared with 2024. Merger and restructuring-related costs were mainly related to change-in-control and employee severance and retention expenses related to the Territorial acquisition, which was completed on April 2, 2025. See Note 19 “Business Combinations” of the Notes to Consolidated Financial Statements for additional information regarding the Merger.
Other noninterest expense increased by $5.8 million, or 21.3%, for 2025 compared with 2024. The increase was primarily attributable to an increase in core deposit intangible amortization expense related to acquired deposits from Territorial.
Comparison of 2024 with 2023
The decrease in noninterest expense for 2024 compared with 2023 was primarily driven by decreases in salaries and employee benefits, restructuring costs, and lower FDIC assessments, partially offset by increases in merger-related expenses, professional fees, and earned interest credit expense.
Salaries and employee benefits expense decreased by $30.0 million, or 14.4%, for 2024 compared with 2023. The year-over-year decrease in salaries and employee benefits was due to lower average number of employees for the years ended 2024 compared to 2023. The number of full-time equivalent employees was 1,244 at both December 31, 2024 and December 31, 2023, compared to 1,549 at December 31, 2022. During the fourth quarter of 2023, we had a headcount reduction related to our restructuring in which we reduced our workforce by 13%. In the first quarter of 2023, a staffing rationalization reduced our headcount by 5%.
Professional fees increased by $2.5 million, or 39%, for 2024 compared with 2023. The year-over-year increase in professional fees was due overall increase in legal fees and other professional services.
FDIC assessments expense decreased by $2.5 million, or 18.7%, for 2024 compared with 2023. The FDIC assessment expense utilizes an initial base assessment rate, which is calculated as a percentage of the Bank’s average consolidated total assets less average tangible equity. In addition to the initial assessment base, adjustments are added based upon the Bank’s regulatory rating and on other financial measures. In 2023, the FDIC annual base assessment rate increased by two basis points industry-wide. In addition, in November 2023, the FDIC approved a special assessment at the rate of approximately 13.4 basis points per year, paid in eight quarterly installments beginning in the first quarter of 2024. This rate was applied to an assessment base of the insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. In February 2024, the FDIC informed banks of an increase from the original estimate related to this special assessment. This additional amount was paid in two additional quarterly installments, at a rate of approximately 9.4 basis points per year on the same adjusted assessment base. The decrease in FDIC assessments expense for the year ended December 31, 2024, compared with the same period in 2023, was primarily due to lower average consolidated total assets and a lower assessment base.
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
Merger-related costs of $4.6 million for the year ended December 31, 2024, were primarily professional fees related to the Merger with Territorial. See Note 19 “Business Combinations” to the Notes to Consolidated Financial Statements for additional information regarding the merger. There were no merger-related costs for the year ended December 31, 2023. Restructuring-related costs totaled $1.0 million in 2024, and were related to the Company’s strategic reorganization announced in October 2023. Restructuring-related costs for the year ended December 31, 2023, totaled $11.6 million. Restructuring costs primarily comprised severance costs, planned branch closure charges and professional fees. As part of the restructuring, the Company reduced its workforce by 13% in October 2023, and consolidated certain branches in the first half of 2024.

Income Tax Provision
The provision for income taxes for 2025 was $15.7 million, compared with $33.3 million in 2024 and $44.2 million in 2023. The effective income tax rate was 20.30% for 2025 compared with 25.07% for 2024 and 24.86% for 2023. The decrease in effective tax rate for 2025 compared with 2024 was primarily due to the positive impact from renewable energy tax credit investments and investments in affordable housing partnership that the Company realized in 2025. In addition, income tax expense and the effective tax rate were impacted by a change in California’s state tax apportionment law that was signed on June 27, 2025, and which became effective for tax years beginning on or after January 1, 2025.
On June 27, 2025, California Senate Bill 132 was signed into law, requiring that banks and financial companies transition from an equally weighted three-factor apportionment formula to a single-sales-factor apportionment formula, effective for tax years beginning in 2025. As a result of the change in the California tax apportionment rate effective beginning of 2025, we recorded an income tax expense of $4.8 million in 2025, related to the remeasurement of the deferred tax asset. This item is included in the reconciliation of GAAP to non-GAAP financial measures in the “Overview” section of this MD&A.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, the restoration of favorable tax treatment for certain business provisions, and accelerated phase outs to the Inflation Reduction Act energy tax credits. We continue to assess any potential impact to our Consolidated Financial Statements but for fiscal year 2025, OBBBA did not have a material impact.
We invest in affordable housing partnerships and receive CRA credits and tax credits that reduce the overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by both tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. Total tax credits related to our investment in affordable housing partnership investment was approximately $12.1 million and $11.1 million for the years ended December 31, 2025 and 2024, respectively. The balance of investments in affordable housing partnerships decreased from $32.4 million at December 31, 2024, to $27.9 million at December 31, 2025.
In addition to affordable housing projects, beginning in the fourth quarter of 2024, we began to invest in projects that qualify for renewable energy tax credits. Amortization of investments in renewable energy projects is recorded as a part of the tax expense under the proportional amortization method of accounting and offsets some of the income tax benefits of the renewable energy tax credits. For the years ended December 31, 2025 and 2024, the total generated renewable energy tax credits and benefits were $40.3 million and $18.2 million, respectively. These were partially offset by the amortization on the investments, which was $36.9 million and $16.6 million for 2025 and 2024, respectively. There were no tax credits or amortization on investments in renewable energy projects for 2023.

Financial Condition
Our total assets were $18.53 billion at December 31, 2025, an increase of $1.48 billion, or 8.7%, from $17.05 billion at December 31, 2024.
Cash and Cash Equivalents
Cash and cash equivalents were $560.1 million at December 31, 2025, an increase of $101.9 million, or 22.2%, from $458.2 million at December 31, 2024.
Investment Securities Portfolio
The main objectives of our investment strategy are to provide sources of liquidity while managing our interest rate risk and generating an adequate level of interest income. Our investment policy permits investments in various types of securities, certificates of deposits, and federal funds sold in compliance with various restrictions in the policy.
Our investment securities AFS totaled $1.83 billion at December 31, 2025, compared with $1.82 billion at December 31, 2024. At December 31, 2025, we had $239.8 million in investment securities HTM compared with $252.4 million at December 31, 2024. We have the ability and intent to hold investment securities classified as HTM to maturity. In 2025, $777.8 million in investment securities was purchased, $1.13 billion in investment securities was sold, $204.0 million in investment securities was paid down, and $57.1 million in investment securities was called.
Investments AFS and HTM of $18.5 million and $516.7 million, respectively, were acquired as part of the Territorial acquisition on April 2, 2025, and, immediately upon acquisition, categorized as AFS according to management’s intent. The investment securities were sold at a market value of $535.2 million, with no gain or loss impact on the Consolidated Statements of Income. See Note 19 “Business Combinations” of the Notes to the Consolidated Financial Statements for additional information regarding the Merger.
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
At December 31, 2025, $228.9 million in HTM securities were pledged to secure public deposits, or for other purposes required or permitted by law, of which $217.2 million in securities were pledged for time deposits owned by state and local governments in Hawaii, $11.7 million in investment securities HTM were pledged for advances from FHLB Des Moines, and $306 thousand in AFS securities was pledged for other public deposits.
Our investment portfolio consisted of government sponsored enterprise (“GSE”) bonds, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), asset-backed securities, corporate securities, and municipal securities.
Our investment securities portfolio is primarily invested in residential CMOs and residential and commercial MBS, which combined to represent 87% and 85% of our total investment securities portfolio at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, all of our CMOs and MBS were issued by the Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), or Freddie Mac (“FHLMC”), which guarantee the contractual cash flows of these investments. All of our corporate, asset-backed, and municipal securities at December 31, 2025, were rated as investment grade aside from one municipal bond which is not rated and tied to the repayment of the underlying collateral of a loan with the Company. The underlying loan is currently in good standing with the Company.

The following table presents the amortized cost, estimated fair value, and net unrealized gain and losses on our investment securities as of the dates indicated:

	December 31, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Debt securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$—	$—	$—	$4,000	$3,957	$(43)
CMOs	706,528	616,507	(90,021)	861,179	721,906	(139,273)
MBS:
Residential	521,939	477,383	(44,556)	473,099	387,060	(86,039)
Commercial	502,092	460,742	(41,350)	466,929	410,851	(56,078)
Asset-backed securities	129,854	130,000	146	103,081	103,224	143
Corporate securities	23,009	21,136	(1,873)	23,254	20,694	(2,560)
Municipal securities	134,969	127,314	(7,655)	191,138	175,551	(15,587)
Total investment securities AFS	$2,018,391	$1,833,082	$(185,309)	$2,122,680	$1,823,243	$(299,437)

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$133,121	$125,763	$(7,358)	$142,059	$129,430	$(12,629)
Commercial	106,661	101,261	(5,400)	110,326	101,694	(8,632)
Total investment securities HTM	$239,782	$227,024	$(12,758)	$252,385	$231,124	$(21,261)

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield (non-tax equivalent) at December 31, 2025:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	$—	—%	$—	—%	$3,449	3.36%	$613,058	2.72%	$616,507	2.72%
MBS:
Residential	—	—%	—	—%	—	—%	477,383	3.49%	477,383	3.49%
Commercial	—	—%	—	—%	35,343	4.52%	425,399	4.03%	460,742	4.07%
Asset-backed securities	—	—%	—	—%	24,522	5.86%	105,478	5.77%	130,000	5.79%
Corporate securities	—	—%	—	—%	16,748	3.73%	4,388	5.10%	21,136	4.01%
Municipal securities	—	—%	—	—%	24,494	2.58%	102,820	4.33%	127,314	3.99%
Total securities AFS	$—	—%	$—	—%	$104,556	4.21%	$1,728,526	3.54%	$1,833,082	3.58%

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$—	—%	$—	—%	$—	—%	$133,121	3.98%	$133,121	3.98%
Commercial	—	—%	30,946	4.00%	—	—%	75,715	3.59%	106,661	3.71%
Total securities HTM	$—	—%	$30,946	4.00%	$—	—%	$208,836	3.84%	$239,782	3.86%
The following table shows the Company’s AFS investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2025. The length of time that the individual investment securities AFS have been in a continuous unrealized loss position is not a factor in determining credit impairment with the adoption of CECL.

	December 31, 2025
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	—	$—	$—	40	$463,133	$(91,137)	40	$463,133	$(91,137)
MBS:
Residential	2	9,718	(19)	43	272,276	(48,086)	45	281,994	(48,105)
Commercial	7	64,572	(320)	41	272,407	(42,837)	48	336,979	(43,157)
Asset-backed securities	1	5,003	(4)	—	—	—	1	5,003	(4)
Corporate securities	1	3,946	(54)	4	17,190	(1,819)	5	21,136	(1,873)
Municipal securities	1	2,619	(12)	27	87,292	(8,288)	28	89,911	(8,300)
Total	12	$85,858	$(409)	155	$1,112,298	$(192,167)	167	$1,198,156	$(192,576)

We performed an analysis on our investment securities portfolio at December 31, 2025 and 2024, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consisted of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At December 31, 2025, we also had one asset-backed security, five corporate securities, and 28 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because we expect full payment of principal and interest.
Equity Investments
At December 31, 2025, equity investments totaled $42.5 million compared with $39.9 million at December 31, 2024. For the year ended December 31, 2025, we recorded an increase in equity investments due to purchases of $48.3 million and change in fair value of $1.5 million, partially offset by redemptions of $47.3 million. Equity investments at December 31, 2025 included $4.5 million in equity investments with readily determinable fair values and $38.0 million in equity investments without readily determinable fair values.
Equity investments with readily determinable fair values at December 31, 2025, consisted of mutual funds totaling $4.5 million. Changes to the fair value of equity investments with readily determinable fair values are recorded in other noninterest income. Equity investments without readily determinable fair values at December 31, 2025, included $36.6 million in CRA investments, $1.0 million in Community Development Financial Institutions investments, and $370 thousand in correspondent bank stock. Equity investments without readily determinable fair values are carried at cost, less impairment, and adjustments are made to the carrying balance based on observable price changes. There were no impairments or observable price changes for these investments during the year ended December 31, 2025.
Loans Held For Sale
Loans held for sale at December 31, 2025, totaled $86.9 million compared with $14.5 million at December 31, 2024, representing an increase of $72.4 million. Loans held for sale at December 31, 2025, consisted of $82.9 million in C&I loans and $4.0 million in residential mortgage loans, compared with $13.8 million in C&I loans and $646 thousand in residential mortgage loans at December 31, 2024.
Loan Portfolio
We offer a variety of products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of CRE loans, C&I loans, residential mortgage loans, and consumer and other loans. CRE loans as a percentage to total loans were 58% at December 31, 2025, compared with 63% at December 31, 2024.
Gross loans receivable increased by $1.08 billion to $14.70 billion at December 31, 2025, from $13.62 billion at December 31, 2024. The increase in our total loans receivable was primarily due to the $1.07 billion in loans acquired from Territorial, consisting mostly of residential mortgage loans, as well as an increase in residential mortgage loan originations in 2025. See Note 19 “Business Combinations” of the Notes to the Consolidated Financial Statements for additional information regarding the Merger. Net purchase discount on loans increased to $192.8 million at December 31, 2025, from $2.6 million at December 31, 2024, primarily due to the Territorial acquisition.
Approximately 42% of our total loans were variable rate loans at December 31, 2025, compared with 46% at December 31, 2024. The rates of interest charged on variable rate loans are set at specified spreads based on the prime lending rate, SOFR rates and other indices, and vary as the rate indices reprice.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital, our allowance for credit losses (as defined for regulatory purposes) at the Bank level, and certain capital notes and debentures issued by us. At December 31, 2025, our lending limit was approximately $378.5 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for credit losses for a total limit of approximately $630.8 million to one borrower at December 31, 2025. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $107.9 million, of which the entire amount was performing and in good standing at December 31, 2025.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2025		2024		2023		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan portfolio composition:
CRE loans	$8,494,508	58%	$8,527,008	63%	$8,797,884	64%	$9,414,580	61%	$9,105,931	65%
C&I loans	3,711,875	25%	3,967,596	29%	4,135,044	30%	5,109,532	33%	4,208,674	30%
Residential mortgage loans	2,440,456	17%	1,082,459	8%	883,687	6%	846,080	6%	579,626	5%
Consumer and other loans	54,173	—%	41,209	—%	37,004	—%	33,348	—%	58,512	—%
Total loans outstanding	14,701,012	100%	13,618,272	100%	13,853,619	100%	15,403,540	100%	13,952,743	100%
Less: allowance for credit losses	(156,661)		(150,527)		(158,694)		(162,359)		(140,550)
Loans receivable, net	$14,544,351		$13,467,745		$13,694,925		$15,241,181		$13,812,193
Commercial Real Estate Loans
Our CRE loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). CRE loans secured by non-consumer residential real estate comprise less than 1% of the total loan portfolio (consumer residential mortgage loans are classified separately and included in residential mortgage loans). Construction loans are also a small portion of the total real estate portfolio, totaling $123.9 million and comprising 1% of total loans outstanding as of December 31, 2025. CRE loans totaled $8.49 billion at December 31, 2025, compared with $8.53 billion at December 31, 2024.
We also have a granular and geographically diverse set of lending relationships. In the tables below, we show the segmentation and geographic dispersion of our largest loan segment, CRE loans, as of December 31, 2025 and 2024.

	December 31,
	2025				2024
	Amount	%	Average Loan Size	Weighted Average LTV (1)	Amount	%	Average Loan Size	Weighted Average LTV (1)
	(Dollars in thousands)
Multi-tenant retail	$1,618,715	19%	$2,506	42%	$1,619,505	19%	$2,375	42%
Industrial warehouses	1,258,703	15%	2,553	39%	1,264,703	15%	2,514	42%
Multifamily	1,191,145	14%	2,363	59%	1,208,494	14%	2,324	60%
Gas stations and car washes	1,176,491	14%	2,021	50%	1,027,502	12%	1,784	47%
Hotels/motels	821,845	9%	2,277	43%	769,635	9%	2,150	42%
Mixed-use facilities	691,821	8%	1,855	49%	771,695	9%	1,910	48%
Single-tenant retail	658,440	8%	1,460	46%	659,993	7%	1,413	46%
Office	331,603	4%	1,962	54%	394,431	5%	2,191	54%
All other	745,745	9%	1,528	41%	811,050	10%	1,530	43%
Total CRE loans	$8,494,508	100%	2,089	46%	$8,527,008	100%	2,021	47%

CRE loans owner occupied	$2,692,265	32%	$2,305	45%	$2,717,326	32%	$2,235	45%
CRE loans non-owner occupied	5,802,243	68%	2,001	47%	5,809,682	68%	1,934	48%
______________________________
(1)    Weighted average loan-to-value (“LTV”): LTVs are based on collateral value which utilizes the most recent available appraisal and property-specific data, including submarket appreciation or depreciation, and changes to vacancy, debt service coverage or rent per square foot.

	December 31,
	2025		2024
	Amount	%	Amount	%
	(Dollars in thousands)
CRE loans by geography
Southern California	$4,558,082	54%	$4,748,695	56%
Northern California	676,501	8%	638,085	8%
California	5,234,583	62%	5,386,780	64%
New York	1,110,617	13%	1,053,457	12%
Texas	647,729	8%	529,121	6%
New Jersey	352,799	4%	379,035	4%
Washington	165,653	2%	170,511	2%
Illinois	115,787	1%	135,043	2%
Other states	867,340	10%	873,061	10%
Total	$8,494,508	100%	$8,527,008	100%
Commercial and Industrial Loans
C&I loans include term loans to businesses, lines of credit, trade finance facilities, asset-based lending, and commercial SBA loans. C&I loans also include loans, mostly leveraged and non-leveraged loans, which represent revolving or term loans that are mostly deals for middle market companies. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases and are at times done through participating in syndicated facilities. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. C&I loans totaled $3.71 billion at December 31, 2025, a decrease of $255.7 million, or 6%, from $3.97 billion at December 31, 2024. Within our C&I loan portfolio, the largest industry concentrations are finance and insurance (22%), retail trade (16%), manufacturing (15%), and wholesale trade (13%).
Residential Mortgage Loans
The residential mortgage portfolio totaled $2.44 billion at December 31, 2025, an increase of $1.36 billion, or 125%, from $1.08 billion at December 31, 2024. The Territorial acquisition contributed $1.03 billion of residential mortgage loans at the close of the Merger. Year over year, residential mortgage loans increased to 17% from 8% of the total loan portfolio.
Consumer and Other Loans
Consumer loans comprise less than 1% of the total loan portfolio, and include automobile loans, home equity lines and loans, signature term loans and lines of credit. In 2025, we exited our consumer credit cards line of business. Consumer loans totaled $54.2 million at December 31, 2025, an increase of $13.0 million, or 31%, from $41.2 million at December 31, 2024.
Loan Commitments
We provide lines of credit to business customers usually on an annual renewal basis.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,200,436	$2,255,785	$2,274,239	$2,856,263	$2,329,421
Standby letters of credit	154,067	134,548	132,132	132,538	126,137
Other letters of credit	18,848	22,874	51,983	22,376	56,333
Total	$2,373,351	$2,413,207	$2,458,354	$3,011,177	$2,511,891

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
Nonperforming assets were $136.1 million at December 31, 2025, compared with $90.8 million at December 31, 2024. The increase in non-performing assets was largely driven by the migration of a few large CRE loans during the year ended December 31, 2025, compared with December 31, 2024. The following table illustrates the composition of nonperforming assets and nonperforming loans at the dates indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Nonaccrual loans (1)	$131,747	$90,564	$45,204	$49,687	$54,616
Accruing delinquent loans past due 90 days or more	3,943	229	261	401	2,131
Accruing troubled debt restructured loans (2)	—	—	—	16,931	52,418
Total nonperforming loans	135,690	90,793	45,465	67,019	109,165
OREO	365	—	63	2,418	2,597
Total nonperforming assets	$136,055	$90,793	$45,528	$69,437	$111,762
_________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation.
(2)    The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the concept of TDR loans from GAAP. Prior to January 1, 2023, nonperforming loans included accruing TDR loans.
Maturity of Loans
The following table illustrates the maturity distribution intervals of loans outstanding at December 31, 2025.

	December 31, 2025
	Loans Maturing
	One Year or Less	After One to Five Years	After Five to Fifteen Years	After Fifteen Years	Total Loans Outstanding
	(Dollars in thousands)
CRE loans	$1,409,512	$4,698,741	$1,859,860	$526,395	$8,494,508
C&I loans	1,199,655	2,045,482	466,738	—	3,711,875
Residential mortgage loans	118	2,910	41,451	2,395,977	2,440,456
Consumer and other loans	28,355	6,287	253	19,278	54,173
Total loans outstanding	$2,637,640	$6,753,420	$2,368,302	$2,941,650	$14,701,012

Fixed interest rate (1)	$942,394	$3,372,834	$1,501,222	$2,649,529	$8,465,979
Variable interest rate	1,695,246	3,380,586	867,080	292,121	6,235,033
Total loans outstanding	$2,637,640	$6,753,420	$2,368,302	$2,941,650	$14,701,012
_________________________
(1)    Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods at December 31, 2025.

The following table presents the loans outstanding due after one year at December 31, 2025.

	December 31, 2025
	Fixed Interest Rate (1)	Variable Interest Rate	Total Loans Due After One Year
	(Dollars in thousands)
CRE loans	$5,010,367	$2,074,629	$7,084,996
C&I loans	109,896	2,402,324	2,512,220
Residential mortgage loans	2,385,019	55,319	2,440,338
Consumer and other loans	18,303	7,515	25,818
Total loans outstanding	$7,523,585	$4,539,787	$12,063,372

_________________________
(1)    Includes hybrid loans (loans with fixed interest rates for a specified period and then convert to variable interest rates) in fixed interest rate periods at December 31, 2025.
At December 31, 2025, we had $43.5 million in loan accrued interest receivable compared with $43.0 million at December 31, 2024.
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
The allowance for credit losses (“ACL”) was $156.7 million at December 31, 2025, compared with $150.5 million at December 31, 2024. The year-over-year increase in ACL was primarily due to an increase in ACL for residential mortgage loans, which was primarily driven by higher residential mortgage loan balances as a result of the $1.03 billion of residential mortgage loans assumed at the close of the acquisition of Territorial. Meanwhile, ACL for CRE loans experienced declines in 2025 due to decrease in balances of CRE loans, as well as from updates to historical loss and prepayment assumptions during 2025, which outweighed the impact of updated forecasted macroeconomic conditions. The decrease in ACL for CRE loans was mostly offset by increases in ACL for C&I loans in 2025 due to an overall increase in C&I net loan charge offs. The third-party economic forecast used in the calculation at December 31, 2025, projected slightly lower GDP growth and slightly higher unemployment rates, as well as a decline in projected CRE price index growth relative to the forecast used at December 31, 2024. The ACL was 1.07% of loans receivable at December 31, 2025, and 1.11% of loans receivable at December 31, 2024. The year-to-date change in the ACL coverage ratio largely reflected the impact of the residential mortgage loans acquired in the Merger with Territorial. ACL on individually evaluated loans increased to $15.2 million at December 31, 2025, from $6.1 million at December 31, 2024. In addition to allowance for credit losses, we had $3.3 million in allowance for unfunded loan commitments at December 31, 2025, compared with $2.7 million at December 31, 2024.
We recorded a provision for credit loss on loans receivable of $31.2 million in 2025 compared with $18.4 million in 2024 and $29.1 million in 2023. During 2025, we charged off $35.3 million in loans outstanding and recovered $6.3 million in loans previously charged off, compared with $31.1 million in charge offs and $4.5 million in recoveries for 2024. The increase in net charge offs for 2025 was due to an increase in net charge offs for C&I loans. The net charge offs for 2024 consisted of smaller loan charge offs from downgraded loans combined with charge offs related to the sale of problem loans.

The following table presents total nonaccrual and delinquent loans (loans past due 30+ days) at the dates indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
CRE loans	$78,964	$26,601	$36,092	$38,030	$60,203
C&I loans	55,345	62,224	6,640	9,146	15,576
Residential mortgage loans	22,869	15,186	6,173	11,101	20,188
Consumer and other loans	1,812	627	682	1,103	848
Total nonaccrual and delinquent loans	$158,990	$104,638	$49,587	$59,380	$96,815
Nonaccrual loans included above	$131,747	$90,564	$45,204	$49,687	$54,616
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
•Substandard: Loans that are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Substandard loans are further subcategorized into those still accruing interest and those on nonaccrual status.
•Doubtful/Loss: Loans that have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Total criticized loans, or loans rated special mention, substandard, doubtful, or loss, at December 31, 2025, totaled $351.1 million, compared with $450.0 million at December 31, 2024. Loans assigned a risk rating of Special Mention, Substandard, Doubtful, or Loss are referred to as Criticized Loans and loans assigned a risk rating of Substandard, Doubtful, or Loss are separately referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating at the dates indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Special Mention	$94,003	$179,073	$178,992	$157,263	$257,194
Classified	257,113	270,896	143,449	104,073	242,397
Total Criticized Loans	$351,116	$449,969	$322,441	$261,336	$499,591
In 2025, we sold $50.8 million in loans with elevated credit risk comprising $29.0 million in classified loans and $21.8 million in special mention loans. In 2024, we sold $102.3 million in loans with elevated credit risk comprising mostly $99.3 million in classified loans. In 2023, we sold $172.1 million in loans with elevated credit risk comprising $147.5 million in classified loans and $24.6 million in special mention loans.

The following table shows the provision for credit losses, the amount of loans charged off, and recoveries on loans previously charged off together with the balance in the allowance for credit losses at the beginning and end of each year, the amount of average and total loans outstanding, as well as other pertinent ratios at the dates and for the years indicated:

	At or For The Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
LOANS:
Average loans:
CRE loans	$8,416,185	$8,672,549	$9,172,818	$9,371,641	$8,877,324
C&I loans	3,765,827	3,919,592	4,636,083	4,468,498	3,871,726
Residential mortgage loans	2,052,193	1,005,803	889,488	752,020	552,999
Consumer and other loans	32,815	36,784	33,777	42,468	41,382
Average loans, including loans held for sale	$14,267,020	$13,634,728	$14,732,166	$14,634,627	$13,343,431

Total loans, excluding loans held for sale	$14,701,012	$13,618,272	$13,853,619	$15,403,540	$13,952,743
ALLOWANCE:
Balance - beginning of year	150,527	158,694	162,359	140,550	206,741
Loans charged off:
CRE loans	(1,561)	(1,108)	(2,947)	(6,803)	(57,427)
C&I loans	(32,669)	(29,662)	(34,203)	(5,160)	(3,558)
Residential mortgage loans	—	—	—	(22)	(923)
Consumer and other loans	(1,087)	(318)	(370)	(404)	(328)
Total loans charged off	(35,317)	(31,088)	(37,520)	(12,389)	(62,236)
Less recoveries:
CRE loans	3,905	563	3,285	21,698	5,722
C&I loans	2,308	3,796	1,815	2,861	2,196
Residential mortgage loans	—	—	—	—	—
Consumer and other loans	75	162	62	39	327
Total loan recoveries	6,288	4,521	5,162	24,598	8,245
Net loan (charge offs) recoveries	(29,029)	(26,567)	(32,358)	12,209	(53,991)
Adoption of ASU 2022-02	—	—	(407)	—	—
Initial allowance for PSL and PCD loans acquired	3,971	—	—	—	—
Provision (credit) for credit losses	31,192	18,400	29,100	9,600	(12,200)
Balance - end of year	$156,661	$150,527	$158,694	$162,359	$140,550

RATIOS:
Net loan charge offs (recoveries) to average loans	0.20%	0.19%	0.22%	(0.08)%	0.40%
Allowance for credit losses to total loans receivable	1.07%	1.11%	1.15%	1.05%	1.01%
Allowance for credit losses to nonperforming loans	115.46%	165.79%	349.05%	242.26%	128.75%

ALLOWANCE FOR UNFUNDED COMMITMENTS:
Allowance for unfunded commitments	$3,333	$2,723	$3,843	$1,351	$1,101
Provision (credit) for unfunded commitments	610	(1,120)	2,492	250	(195)

The following table presents net loan charge offs (recoveries) to average loans by loan category for the years indicated:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Loan Type
CRE loans	(0.03)%	0.01%	—%	(0.16)%	0.58%
C&I loans	0.81%	0.66%	0.70%	0.05%	0.04%
Residential mortgage loans	—%	—%	—%	—%	0.17%
Consumer and other loans	3.08%	0.42%	0.91%	0.86%	—%
Net loan charge offs (recoveries) to average loans	0.20%	0.19%	0.22%	(0.08)%	0.40%
The following table reflects our allocation of the allowance for credit losses by loan category and the ratio of each loan category to total loans at the dates indicated:

	December 31,
	2025		2024		2023		2022		2021
	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for credit losses	ACL Coverage Ratio	Amount of allowance for loan losses	ACL Coverage Ratio	Amount of allowance for loan losses	ACL Coverage Ratio
	(Dollars in thousands)
Loan Type
CRE loans	$85,144	1.00%	$88,374	1.04%	$93,940	1.07%	$95,884	1.02%	$108,440	1.19%
C&I loans	60,172	1.62%	57,243	1.44%	51,291	1.24%	56,872	1.11%	27,811	0.66%
Residential mortgage loans	10,557	0.43%	4,438	0.41%	12,838	1.45%	8,920	1.05%	3,316	0.57%
Consumer and other loans	788	1.45%	472	1.15%	625	1.69%	683	2.05%	983	1.68%
Total	$156,661	1.07%	$150,527	1.11%	$158,694	1.15%	$162,359	1.05%	$140,550	1.01%
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
Individually evaluated loans at December 31, 2025, were $131.7 million, a net increase of $41.3 million from $90.4 million at December 31, 2024. The net increase in individually evaluated loans was due to the increase in nonaccrual loans and loans downgraded to substandard risk rating in 2025.

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
Deferred Tax Assets, Net
At December 31, 2025, we had $184.4 million in net deferred tax assets compared with $140.0 million at December 31, 2024. The increase in net deferred tax assets was due to deferred tax assets that resulted from purchase accounting adjustments for the acquisition of Territorial and due to an increase in carry forward deferred tax assets from the sale of investment securities during the year ended December 31, 2025.
Investments in Tax Credit Structures
At December 31, 2025, we had $27.9 million in investments in affordable housing partnerships compared with $32.4 million at December 31, 2024. The decrease in investments in affordable housing partnerships was due to $10.5 million in amortization recorded, partially offset by $6.1 million in contributions during the year ended December 31, 2025. Off-balance sheet commitments to fund investments in affordable housing partnerships totaled $20.5 million and $11.3 million at December 31, 2025 and 2024, respectively. Investments in affordable housing partnerships provide low-income housing tax credits.
At December 31, 2025, we had $12.4 million in investments in renewable energy tax credits on the Consolidated Statements of Financial Condition, compared with $3.4 million at December 31, 2024, which was recorded in other assets. The increase reflects new investments of $46.2 million, partially offset by $36.9 million in amortization recorded during 2025. At December 31, 2025 and 2024, unfunded commitments were $12.4 million and $2.8 million, respectively, which was recorded in other liabilities. The increase in unfunded commitments during 2025 reflected new commitments to invest $46.2 million in renewable energy tax credit investments, partially offset by $36.4 million in cash contributions.
OREO
OREO consists of real estate properties acquired through foreclosure or similar means. OREO is recorded at fair value, less estimated selling costs. At December 31, 2025 and 2024, OREO, net, totaled $365 thousand and $0, respectively. The number of OREO properties held at December 31, 2025 and 2024, was one and zero, respectively.
The changes in OREO for the years ended December 31, 2025 and 2024, were as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$—	$63
Additions to OREO	365	—
OREO sales	—	(63)
Balance at end of period	$365	$—

Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased by $1.28 billion, or 8.9%, to $15.60 billion at December 31, 2025, from $14.33 billion at December 31, 2024. The increase in deposits was primarily due to the $1.67 billion in deposits assumed from the Territorial acquisition during 2025.
At December 31, 2025, we had $902.0 million in brokered deposits and $300.0 million in California State Treasurer deposits compared with $1.06 billion in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2024. The California State Treasurer time deposits at December 31, 2025, had original maturities of six months, a weighted average interest rate of 3.80%, and were collateralized with a $330.0 million letter of credit issued by the FHLB. At December 31, 2025, time deposits owned by state and local governments in Hawaii were $193.7 million, and were collateralized by investment securities with an aggregate fair value of $205.5 million.
The following table sets forth the balances of our deposits by category for the periods indicated:

	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$3,371,759	22%	$3,377,950	24%	$3,914,967	27%
Money market, interest bearing demand and savings	5,856,373	37%	5,175,735	36%	4,872,029	33%
Time deposits of more than $250,000	3,211,475	21%	2,706,348	19%	2,240,547	15%
Other time deposits	3,163,536	20%	3,067,456	21%	3,726,210	25%
Total deposits	$15,603,143	100%	$14,327,489	100%	$14,753,753	100%
The following table presents the maturity schedules of our time deposits, at dates indicated:

	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Three months or less	$2,540,577	40%	$2,115,210	37%	$2,111,444	35%
Over three months through six months	1,915,278	30%	1,774,064	31%	1,592,668	27%
Over six months through twelve months	1,851,835	29%	1,713,203	29%	2,206,373	37%
Over twelve months	67,321	1%	171,327	3%	56,272	1%
Total time deposits	$6,375,011	100%	$5,773,804	100%	$5,966,757	100%
The following table indicates the maturity schedules of our time deposits in amounts of more than $250,000 at December 31, 2025:

	Amount	Percent
	(Dollars in thousands)
Three months or less	$1,505,165	47%
Over three months through six months	841,355	26%
Over six months through twelve months	834,730	26%
Over twelve months	30,225	1%
Total	$3,211,475	100%

There is no assurance that we will be able to continue to replace maturing time deposits at competitive rates. However, if we are unable to replace these maturing time deposits with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB, as well as with liquid assets.
At December 31, 2025, total uninsured deposits of the Bank reported by the Bank was approximately $5.98 billion, or 38% of the Bank’s deposits, which represents the estimated portion of deposit accounts that exceed the FDIC insurance limit. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
FHLB and FRB Borrowings and Fed Funds Purchased
We utilize a combination of short-term and long-term borrowings from the FHLB and FRB as well as other sources to help manage our liquidity position. However, borrowings are used as a secondary source of funds and deposits are our main source of funding and liquidity.
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. We did not have any federal funds purchased at December 31, 2025 and 2024.
FHLB and FRB Borrowings
We may borrow from the FHLB and FRB on a short-term or long-term basis to provide funding for certain loans or investment securities strategies, as well as for asset liability management strategies. At December 31, 2025, borrowings totaled $284.9 million, consisting entirely of FHLB borrowings, compared with $239.0 million in total FHLB and FRB borrowings at December 31, 2024 consisting of $100.0 million in FHLB borrowings and $139.0 million in FRB borrowings. Our FHLB borrowings at December 31, 2025, with average weighted remaining maturities of less than two years included putable borrowings of $275.0 million. At December 31, 2025 and 2024, the average weighted remaining maturity of FHLB and FRB borrowings was approximately 22 months and two months, respectively. The weighted average rate for FHLB borrowings was 3.32% at December 31, 2025, compared with 4.88% and 4.50% for FHLB and FRB borrowings, respectively, at December 31, 2024.
As part of the 2025 second quarter Territorial acquisition, the Company assumed $160.0 million in face value of FHLB advances, of which $125.0 million was paid off on April 2, 2025, and an additional $25.0 million matured prior to December 31, 2025. The remaining $10.0 million in FHLB advances outstanding at December 31, 2025, mature in June 2026, have a weighted average coupon rate of 1.97%, and were acquired at a discount of $211 thousand, with $78 thousand in discount remaining at December 31, 2025. See Note 19 “Business Combinations” of the Notes to the Consolidated Financial Statements for additional information regarding the Merger.
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
The net carrying balance of convertible notes at December 31, 2025 and 2024 was $444 thousand.
Subordinated Debentures
At December 31, 2025, our nine wholly-owned subsidiary grantor trusts (“Trusts”) had issued $126.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from the offering of the Trust Preferred Securities to purchase a like amount of Hope Bancorp’s subordinated debentures (the “Debentures”). The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Debentures totaled $110.5 million at December 31, 2025, and $109.1 million at December 31, 2024.

At December 31, 2025 and 2024, the Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $126.0 million are not presented on the Consolidated Statements of Financial Condition. Instead, at December 31, 2025, the long-term subordinated debentures of $110.5 million, net of $19.4 million in discounts, issued by us to the Trusts and the investment in Trusts’ common stock of $3.9 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the Trust Preferred Securities at December 31, 2025:

Trust Name	Issuance Date	Amount	Carry Value of Subordinated Debentures	Maturity Date	Coupon Rate	Current Rate	Interest Distribution and Callable Date
(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	06/15/2033	3M SOFR + 3.41%	7.13%	Every 15th of Mar, Jun, Sep, and Dec
Nara Statutory Trust IV	12/22/2003	5,000	5,155	01/07/2034	3M SOFR + 3.11%	7.02%	Every 7th of Jan, Apr, Jul, and Oct
Nara Statutory Trust V	12/17/2003	10,000	10,310	12/17/2033	3M SOFR + 3.21%	6.92%	Every 17th of Mar, Jun, Sep, and Dec
Nara Statutory Trust VI	03/22/2007	8,000	8,248	06/15/2037	3M SOFR +1.91%	5.63%	Every 15th of Mar, Jun, Sep, and Dec
Center Capital Trust I	12/30/2003	18,000	15,762	01/07/2034	3M SOFR + 3.11%	7.02%	Every 7th of Jan, Apr, Jul, and Oct
Wilshire Statutory Trust II	03/17/2005	20,000	17,207	03/17/2035	3M SOFR + 2.05%	5.76%	Every 17th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust III	09/15/2005	15,000	12,376	09/15/2035	3M SOFR + 1.66%	5.38%	Every 15th of Mar, Jun, Sep, and Dec
Wilshire Statutory Trust IV	07/10/2007	25,000	19,909	09/15/2037	3M SOFR + 1.64%	5.36%	Every 15th of Mar, Jun, Sep, and Dec
Saehan Capital Trust I	03/30/2007	20,000	16,396	06/30/2037	3M SOFR + 1.88%	5.57%	Every 30th of Mar, Jun, Sep, and Dec
Total Trusts		$126,000	$110,518

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
Our total stockholders’ equity increased $148.8 million, or 7.0%, to $2.28 billion at December 31, 2025, from $2.13 billion at December 31, 2024. The increase in our stockholders’ equity at December 31, 2025, compared with December 31, 2024, was largely due to an increase in AOCI of $79.6 million, $73.3 million in stock issued as consideration in the Territorial acquisition, net income earned of $61.6 million, and an increase in additional paid-in capital consisting of $5.0 million in stock-based compensation, partially offset by dividends paid of $70.7 million. See Note 19 “Business Combinations” of the Notes to the Consolidated Financial Statements for additional information regarding the Merger. The increase in AOCI from December 31, 2024, to December 31, 2025, was due to the decrease in unrealized losses on our investment securities AFS as a result of changes to market interest rates and sales of investment securities AFS.
At December 31, 2025, our ratio of common equity to total assets was 12.32% compared with 12.52% at December 31, 2024, and our tangible common equity represented 9.76% of tangible assets at December 31, 2025, compared with 10.05% of tangible assets at December 31, 2024. Tangible common equity per share was $13.71 at December 31, 2025, compared with $13.81 at December 31, 2024. Tangible common equity to tangible assets and tangible common equity per share are non-GAAP financial measures that we believe provide investors with information that is useful in understanding our financial performance and position. See the “Overview” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
The following table compares Hope Bancorp’s and the Bank’s capital ratios at December 31, 2025, to those required by our regulatory agencies to generally be deemed “adequately capitalized” for capital adequacy classification purposes:

	December 31, 2025
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp
Common equity tier 1 capital (to risk-weighted assets):	$1,904,868	12.27%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,011,484	12.96%	N/A	N/A
Total capital (to risk-weighted assets)	$2,171,256	13.99%	N/A	N/A
Leverage capital (to average assets)	$2,011,484	11.05%	N/A	N/A

Bank of Hope
Common equity tier 1 capital (to risk-weighted assets):	$1,989,051	12.82%	6.50%	6.32%
Tier 1 capital (to risk-weighted assets)	$1,989,051	12.82%	8.00%	4.82%
Total capital (to risk-weighted assets)	$2,148,823	13.85%	10.00%	3.85%
Leverage capital (to average assets)	$1,989,051	10.93%	5.00%	5.93%
Capital rules require a capital conservation buffer of 2.50% above the three minimum risked-weighted capital ratios to avoid constraints on dividend payments, stock repurchases, and discretionary bonus payments to executives. Our capital ratios at December 31, 2025 and 2024, exceeded all of the regulatory minimums including the fully-phased in capital conservation buffer.

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
Our primary sources of liquidity are derived from financing activities, which include deposits, federal funds facilities, and borrowings from the FHLB and the FRB’s Discount Window. These funding sources are augmented by payments of principal and interest on loans, proceeds from sale of loans, paydown of investment securities, and the liquidation or sale of securities from our AFS portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, payment of operating expenses, share repurchases, and payment of dividends.
Net cash inflows from operating activities totaled $164.5 million, $116.7 million, and $473.8 million during 2025, 2024, and 2023, respectively. Net cash inflows from operating activities for 2025 was primarily attributable to net income earned and proceeds from sales of loans held for sale, partially offset by originations of loans held for sale.
Net cash inflows from investing activities totaled $525.3 million, $466.5 million, and $1.29 billion during 2025, 2024, 2023, respectively. Net cash inflows from investing activities during 2025 was primarily from proceeds received from sales of investment securities AFS, proceeds received from sales of loans held for sale previously classified as held for investment, net cash received from the Territorial acquisition, and proceeds from investment securities AFS and investment securities HTM that were paid down during the year. These inflows were partially offset by purchases of investment securities, and a net decrease in loans receivable.
Net cash outflows from financing activities totaled $588.0 million, $2.05 billion, and $341.5 million during 2025, 2024, and 2023, respectively. Net cash outflows from financing activities for 2025 was primarily attributable to the repayment of FRB borrowings and FHLB advances, a net decrease in deposits, and dividends paid on common stock. These outflows were partially offset by proceeds from FRB borrowings and FHLB advances.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may purchase federal funds or borrow funds from the FHLB or the FRB’s Discount Window. At December 31, 2025, the maximum amount that we were able to borrow on an overnight basis from the FHLB and the FRB was an aggregate of $5.95 billion, and we had $285.0 million outstanding in borrowings from the FHLB. The FHLB system functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB by pledging qualifying loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest earning cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities AFS that are not pledged. Our liquid assets consist of cash and cash equivalents, interest earning cash deposits with other banks, liquid investment securities AFS, and loan repayments within 30 days. Liquid assets totaled $2.22 billion and $2.06 billion at December 31, 2025 and 2024, respectively. Cash and cash equivalents totaled $560.1 million at December 31, 2025, compared with $458.2 million at December 31, 2024.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds, 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances and FRB borrowings, brokered deposits, and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. Our average gross loans to average deposits ratio was 92%, 93% and 94% for years ended 2025, 2024, and 2023, respectively.

We believe our liquidity sources are stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2025, management is not aware of any demands, commitments, trends, events, or uncertainties that will or are reasonably likely to have a material or adverse effect on our liquidity position. At December 31, 2025, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or financial condition. Further information regarding risks from our off-balance-sheet financial instruments can be found in Note 11 of the Notes to Consolidated Financial Statements and in Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk.”
We also commit to fund certain affordable housing partnership investments in the future. Funded commitments are presented as investments in affordable housing partnerships in the Consolidated Financial Statements while unfunded commitments are presented as commitments to fund investment in affordable housing partnerships.
The following table summarizes our contractual obligations and commitments to make future payments at December 31, 2025. Payments shown for time deposits, FHLB advances, convertible notes, and subordinated debenture include interest obligations to their respective repricing or next call dates:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Over 5 years	Total
	(Dollars in thousands)
Contractual Obligations and Commitments
Time deposits	$6,491,300	$43,722	$12,450	$—	$6,547,472
FHLB and FRB borrowings	20,323	283,593	—	—	303,916
Convertible notes	446	—	—	—	446
Subordinated debentures (1)	127,958	—	—	—	127,958
Operating leases	19,522	23,556	11,857	11,716	66,651
Commitments to fund CRA and tax credit investments	27,190	7,021	510	1,545	36,266
Unfunded commitments to extend credit	1,110,110	697,657	313,077	79,592	2,200,436
Standby letters of credit	148,230	5,156	681	—	154,067
Other letters of credit	14,881	3,967	—	—	18,848
Total	$7,959,960	$1,064,672	$338,575	$92,853	$9,456,060
___________________
(1)    Interest for variable rate subordinated debentures were calculated using interest rates at December 31, 2025.

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
The following table presents the Company’s net interest income sensitivity related to a 12-month parallel ramp of 100, 200 and 300 bps applied in year 1 on implied forward market interest rates as of December 31, 2025, and December 31, 2024, on a balance sheet assuming static balances on assets and liabilities with deposit balances modeled to migrate from noninterest bearing deposits to interest bearing deposits as rates move.

Net Interest Income Sensitivity	Interest Rate Change (basis points)
	- 300 .	- 200 .	- 100 .	+ 100 .	+ 200 .	+ 300 .
December 31, 2025	(6.6)%	(4.5)%	(2.3)%	2.3%	4.7%	6.4%
December 31, 2024	(4.8)%	(3.4)%	(1.7)%	1.7%	3.2%	3.8%

The year-over-year changes in the modeled net interest income sensitivity profile are primarily due to the termination of the receive-fixed swap portfolio during the first quarter of 2025, the decline in interest bearing non-maturity deposit balances of corporate and institutional accounts with high beta deposits, and increase in time deposit balances, partially offset by a reduction in floating-rate C&I loan balances.
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

The following table illustrates our combined asset and liability contractual repricing as of December 31, 2025:

	0 - 3 Months	Over 3 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Interest earning cash	$350,581	$—	$—	$—	$350,581
Investment securities AFS	355	36,835	639,309	1,156,583	1,833,082
Investment securities HTM	—	1,996	116,362	121,424	239,782
Equity investments	42,476	—	—	—	42,476
Loans outstanding (1)	6,816,725	1,309,818	5,147,548	1,513,826	14,787,917
Total rate sensitive assets	$7,210,137	$1,348,649	$5,903,219	$2,791,833	$17,253,838

Rate Sensitive Liabilities:
Money market and NOW	$4,700,146	$—	$—	$—	4,700,146
Savings deposits	1,105,651	29,265	21,311	—	1,156,227
Time deposits	2,553,932	3,767,113	53,966	—	6,375,011
FHLB and FRB borrowings	—	284,922	—	—	284,922
Convertible notes	444	—	—	—	444
Subordinated debentures	110,518	—	—	—	110,518
Total rate sensitive liabilities	$8,470,691	$4,081,300	$75,277	$—	$12,627,268

Net Gap Position	$(1,260,554)	$(2,732,651)	$5,827,942	$2,791,833
Cumulative Gap Position	$(1,260,554)	$(3,993,205)	$1,834,737	$4,626,570
 ___________________
(1)    Includes nonaccrual loans of $131.7 million and loans held for sale of $86.9 million.
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

Economic Value of Equity Sensitivity	Interest Rate Change (basis points)
	- 300 .	- 200 .	- 100 .	+ 100 .	+ 200 .	+ 300 .
December 31, 2025	4.9%	5.5%	3.6%	(4.5)%	(9.6)%	(15.0)%
December 31, 2024	7.7%	6.9%	4.1%	(4.9)%	(10.6)%	(16.9)%

The year-over-year changes in EVE sensitivity was primarily driven by the shorter investment portfolio duration and the termination of the receive-fixed swap portfolio during the first quarter of 2025, partially offset by the shorter deposit duration from acquisition of Territorial.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Hope Bancorp, Inc.
Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Hope Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
The allowance for credit losses (“ACL”) under the CECL methodology was a significant estimate recorded within the Company’s financial statements with a reported balance of $156.7 million as of December 31, 2025; $141.5 million, or approximately 90% of the ACL was estimated on a collective basis utilizing reasonable and supportable forecasts, current conditions, and historical loss experience. The Company utilized models to estimate probability of default (“PD”) and loss given default (“LGD”) rates to estimate the estimated loss of its largest loan portfolio segment – commercial real estate (“CRE”) loans. The modeled ACL represented a significant component of this portion of the Company’s ACL estimate.
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

Our principal substantive audit procedures related to the management judgments and assumptions included, but were not limited to:
•Evaluation of the sensitivity of significant judgments and assumptions
•Evaluation of the reasonableness of management’s judgments and assumptions within the Company’s ACL methodology and framework
Business Combination – Fair Value of Purchased Seasoned Loans
Refer to Notes 1 and 19 to the Consolidated Financial Statements
The Company completed the acquisition of Territorial Bancorp Inc. for stock consideration totaling $73.3 million on April 2, 2025. The Company accounted for this transaction under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 805, Business Combinations, which requires the acquiring entity to record the assets acquired and liabilities assumed at fair value on the acquisition date. The determination of fair values of the assets acquired and liabilities assumed involves significant judgment by management. The Company acquired loans with an estimated fair value of $1.07 billion, which is net of a $3.8 million discount on purchased credit deteriorated loans and $202.0 million discount on purchased seasoned loans. To determine the fair value of purchased seasoned loans, the Company utilized the discounted cash flow method and applied significant judgments and assumptions, such as discount rates and prepayment speeds to adjust projected cash flows.
The principal consideration for our determination that auditing the fair value of purchased seasoned loans is a critical audit matter is due to the involvement of significant auditor judgment, including the need for specialized skills to develop a valuation model and key assumptions, such as discount rates and prepayment speeds.
To address these matters, we tested the design and operating effectiveness of the Company’s controls related to management judgments and assumptions within the determination of the fair value of purchased seasoned loans, including but not limited to management’s review of the appropriateness of methods and reasonableness of assumptions applied in the estimate of fair value of purchased seasoned loans.
Our principal substantive audit procedures included, but were not limited to:
•Testing the completeness and accuracy of management data used in developing our independent expectation of the fair value of purchased seasoned loans
•Evaluating the valuation methodology used to estimate the fair value of purchased seasoned loans in accordance with U.S. generally accepted accounting principles
•Utilizing the assistance of our internal valuation specialists to develop an independent expectation of the fair value of purchased seasoned loans for comparison to management’s fair value estimate

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2017.

Los Angeles, California
February 25, 2026

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$209,478	$222,658
Interest earning cash in other banks	350,581	235,541
Total cash and cash equivalents	560,059	458,199
Investment securities available for sale (“AFS”), at fair value	1,833,082	1,823,243
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $227,024 and $231,124 at December 31, 2025 and December 31, 2024, respectively	239,782	252,385
Equity investments	42,476	39,946
Loans held for sale, at lower of cost or fair value	86,905	14,491
Loans receivable, net of allowance for credit losses of $156,661 and $150,527 at December 31, 2025 and December 31, 2024, respectively	14,544,351	13,467,745
Federal Home Loan Bank (“FHLB”) stock, at cost	17,700	17,250
Premises and equipment, net	69,589	51,759
Accrued interest receivable	52,211	51,169
Deferred tax assets, net	184,389	140,044
Bank owned life insurance (“BOLI”)	140,724	90,158
Investments in affordable housing partnerships	27,941	32,354
Operating lease right-of-use (“ROU”) assets, net	57,443	39,432
Goodwill	480,916	464,450
Core deposit intangible assets, net	45,022	2,331
Servicing assets, net	12,954	10,051
Other assets	136,082	99,001
Total assets	$18,531,626	$17,054,008
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,371,759	$3,377,950
Interest bearing:
Money market and NOW accounts	4,700,146	4,515,251
Savings deposits	1,156,227	660,484
Time deposits	6,375,011	5,773,804
Total deposits	15,603,143	14,327,489
FHLB and Federal Reserve Bank (“FRB”) borrowings	284,922	239,000
Convertible notes and subordinated debentures, net	110,962	109,584
Accrued interest payable	78,310	93,784
Operating lease liabilities	59,258	44,059
Other liabilities	111,763	105,587
Total liabilities	$16,248,358	$14,919,503
Commitments and contingent liabilities (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 300,000,000 authorized shares at December 31, 2025 and December 31, 2024, respectively; issued and outstanding 145,584,490 and 128,201,655 shares, respectively, at December 31, 2025, and issued and outstanding 138,138,493 and 120,755,658 shares, respectively, at December 31, 2024	$146	$138
Additional paid-in capital	1,523,702	1,445,373
Retained earnings	1,172,394	1,181,533
Treasury stock, at cost; 17,382,835 shares at December 31, 2025 and December 31, 2024	(264,667)	(264,667)
Accumulated other comprehensive loss, net	(148,307)	(227,872)
Total stockholders’ equity	2,283,268	2,134,505
Total liabilities and stockholders’ equity	$18,531,626	$17,054,008
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$837,226	$837,159	$892,563
Interest on investment securities	76,235	68,549	66,063
Interest on cash and deposits at other banks	23,465	44,668	87,361
Interest on other investments	4,238	3,604	2,891
Total interest income	941,164	953,980	1,048,878
INTEREST EXPENSE:
Interest on deposits	457,250	495,448	441,231
Interest on FHLB and FRB borrowings	2,056	19,860	69,365
Interest on other borrowings and debt	9,624	10,821	12,421
Total interest expense	468,930	526,129	523,017
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	472,234	427,851	525,861
Provision for credit losses	31,802	17,280	31,592
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	440,432	410,571	494,269
NONINTEREST INCOME:
Service fees on deposit accounts	12,511	10,728	9,466
International service fees	3,245	3,002	3,365
Wire transfer and foreign currency fees	4,515	3,788	3,322
Swap fees	5,928	1,602	711
Net gains on sales of SBA loans	12,469	7,765	4,097
Net (losses) gains on sales of investment securities AFS	(37,688)	936	—
Net gain on branch sales	—	1,006	—
Other income and fees	25,488	18,250	24,616
Total noninterest income	26,468	47,077	45,577
NONINTEREST EXPENSE:
Salaries and employee benefits	214,110	177,860	207,871
Occupancy	34,206	27,469	28,868
Furniture, equipment and software	32,020	23,968	24,152
Data processing and item processing	12,475	9,684	8,832
Professional fees	8,611	8,967	6,464
Amortization of investments in affordable housing partnerships	10,547	9,051	8,195
FDIC assessments	10,983	10,813	13,296
FDIC special assessment (reversal) expense	(691)	691	3,971
Earned interest credit expense	12,954	23,447	22,399
Merger and restructuring-related costs	21,534	5,627	11,576
Other noninterest expense	32,874	27,107	26,335
Total noninterest expense	389,623	324,684	361,959
INCOME BEFORE INCOME TAXES	77,277	132,964	177,887
Income tax provision	15,689	33,334	44,214
NET INCOME	$61,588	$99,630	$133,673
Basic earnings per common share	$0.49	$0.83	$1.11
Diluted earnings per common share	$0.49	$0.82	$1.11
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net income	$61,588	$99,630	$133,673
Other comprehensive income (loss):
Change in unrealized net holding gains (losses) on securities AFS	76,440	(13,752)	32,543
Change in unrealized net holding (losses) gains on interest rate contracts used in cash flow hedges	(1,354)	(10,312)	17,024
Reclassification adjustments for net losses (gains) realized in net income	36,640	(8,710)	(12,514)
Tax effect	(32,161)	9,640	(10,934)
Other comprehensive income (loss), net of tax	79,565	(23,134)	26,119
Total comprehensive income	$141,153	$76,496	$159,792
See accompanying notes to consolidated financial statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JANUARY 1, 2023	119,495,209	$137	$1,431,003	$1,083,712	$(264,667)	$(230,857)	$2,019,328
Adoption of ASU 2022-02				407			407
Adoption of ASU 2022-02 tax impact				(120)			(120)
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	631,577	1					1
Stock-based compensation, net of tax settlements			8,960				8,960
Cash dividends declared on common stock ($0.56 per share)				(67,125)			(67,125)
Comprehensive loss:
Net income				133,673			133,673
Other comprehensive income						26,119	26,119
BALANCE, DECEMBER 31, 2023	120,126,786	$138	$1,439,963	$1,150,547	$(264,667)	$(204,738)	$2,121,243
ASU 2023-02 adjustment				(1,605)			(1,605)
ASU 2023-02 adjustment tax impact				472			472
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	628,872						—
Stock-based compensation, net of tax settlements			5,410				5,410
Cash dividends declared on common stock ($0.56 per share)				(67,511)			(67,511)
Comprehensive income:
Net income				99,630			99,630
Other comprehensive loss						(23,134)	(23,134)
BALANCE, DECEMBER 31, 2024	120,755,658	$138	$1,445,373	$1,181,533	$(264,667)	$(227,872)	$2,134,505
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	469,243	1					1
Stock-based compensation, net of tax settlements			5,010				5,010
Issuance of shares in exchange for Territorial Bancorp Inc. (“Territorial”) common stock	6,976,754	7	73,319				73,326
Cash dividends declared on common stock ($0.56 per share)				(70,727)			(70,727)
Comprehensive income:
Net income				61,588			61,588
Other comprehensive income						79,565	79,565
BALANCE, DECEMBER 31, 2025	128,201,655	$146	$1,523,702	$1,172,394	$(264,667)	$(148,307)	$2,283,268
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,588	$99,630	$133,673
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	70,188	52,712	23,462
Stock-based compensation expense	7,706	8,917	12,342
Provision for credit losses	31,802	17,280	31,592
Distribution gain from investments in tax credit structures	(120)	(2)	(5,819)
Write-down of ROU assets	—	—	2,217
Net gains on sales of loans	(14,324)	(8,534)	(4,322)
Gains on BOLI	(3,480)	(1,730)	(1,570)
Net change in fair value of derivatives	(6,824)	(13,365)	(16,225)
Net losses (gains) on sale of investment securities AFS	37,688	(936)	—
Net change in deferred income taxes	6,244	5,283	4,140
Proceeds from sales of loans held for sale	200,300	63,749	135,464
Originations of loans held for sale	(149,932)	(34,542)	(57,547)
Originations of servicing assets	(6,150)	(3,244)	(1,892)
Net change in accrued interest receivable	4,176	10,551	(9,186)
Net change in other assets	(25,439)	(3,563)	107,834
Net change in accrued interest payable	(16,418)	(74,390)	141,506
Net change in other liabilities	(32,459)	(1,094)	(21,892)
Net cash provided by operating activities	164,546	116,722	473,777
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of interest earning deposits in other financial institutions	—	—	735
Investment securities AFS:
Purchase of securities	(777,847)	(274,956)	(460,116)
Proceeds from matured, called, or paid-down securities	245,096	304,331	317,418
Proceeds from sale of securities	1,133,470	276,252	—
Investment securities HTM:
Purchase of securities	—	—	(5,545)
Proceeds from matured, called, or paid-down securities	15,985	15,029	16,454
Equity investments:
Purchase of investments	(48,318)	(1,581)	(1,297)
Proceeds from redemptions of investments	47,331	539	3
Proceeds from sales of loans held for sale previously classified as held for investment	143,483	194,231	326,759
Purchase of loans receivable	—	—	(3,666)
Net change in loans receivable	(279,199)	(17,810)	1,124,918
Purchase of FHLB and stock	—	—	(4,650)
Redemption of FHLB and FRB stock	11,247	—	6,030
Purchase of premises and equipment	(13,089)	(9,814)	(13,123)
Purchase of BOLI policy	—	—	(11,000)
Proceeds from BOLI death benefits	2,810	633	587
Investments in affordable housing partnerships	(6,133)	(3,157)	(5,733)
Investments in renewable energy tax credits	(36,420)	(17,242)	—
Proceeds from sales of OREO	—	63	2,109
Net cash received from the acquisition of Territorial	86,897	—	—
Net cash provided by investing activities	525,313	466,518	1,289,883
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(400,577)	(426,264)	(985,048)
Proceeds from FHLB advances	390,000	600,100	5,450,000
Repayment of FHLB advances	(365,000)	(600,100)	(5,950,000)
Proceeds from FRB borrowings	311,200	1,258,100	36,104,000
Repayment of FRB borrowings	(450,200)	(2,814,826)	(34,673,274)
Repurchase of convertible notes	—	—	(19,534)
Repayment of convertible notes	—	—	(197,107)
Cash dividends paid on common stock	(70,727)	(67,511)	(67,125)
Taxes paid in net settlement of restricted stock	(2,696)	(3,507)	(3,382)
Issuance of additional stock pursuant to various stock plans	1	—	1
Net cash used in financing activities	(587,999)	(2,054,008)	(341,469)
NET CHANGE IN CASH AND CASH EQUIVALENTS	101,860	(1,470,768)	1,422,191
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	458,199	1,928,967	506,776
CASH AND CASH EQUIVALENTS, END OF PERIOD	$560,059	$458,199	$1,928,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$484,818	$599,204	$379,910
Cash paid for income taxes, net	2,569	29,223	40,987

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$365	$—	$105
Transfer from loans receivable to loans held for sale	257,666	255,458	421,395
Transfer from loans held for sale to loans receivable	4,308	26,491	22,400
Transfer from premises and equipment to premises held for sale	1,526	—	—
Lease liabilities arising from obtaining ROU assets	10,400	6,151	8,008
New commitments to fund investments in affordable housing partnerships	—	—	15,000
New commitments to fund investments in renewable energy tax credits	46,195	20,000	—
Acquisition of Territorial (See Note 19 “Business Combinations”):
Identifiable assets acquired, net of cash	1,841,065	—	—
Liabilities assumed	1,871,102	—	—
Goodwill	16,466	—	—
Issuance of common stock as consideration	73,326	—	—
See accompanying notes to consolidated financial statements.

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations—Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). The Bank has 74 branches and nine loan production offices in California, New York, Texas, Washington, Illinois, New Jersey, Georgia, Florida, Alabama, Colorado and Oregon as well a representative office in Seoul, South Korea. Hope Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. We offer a full suite of consumer and commercial loan, deposit and fee-based products and services, including CRE, C&I, SBA, residential mortgage, and other consumer lending; treasury management services and trade finance; foreign currency exchange transactions; interest rate contracts and wealth management.
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
On April 2, 2025, the Company completed the acquisition of Territorial Bancorp Inc., a Maryland corporation (“Territorial”) and its wholly owned subsidiary, Territorial Savings Bank, headquartered in Honolulu, Hawaii, in accordance with the Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and Territorial entered into on April 26, 2024. Under the Merger Agreement, Territorial merged with and into the Company, with the Company continuing as the surviving corporation, and immediately following such merger, Territorial Savings Bank merged with and into the Bank, with the Bank being the surviving bank (collectively, the “Merger”). Pursuant to the Merger Agreement, Territorial shareholders had the right to receive 0.8048 shares of Hope Bancorp common stock in exchange for each share of Territorial common stock they own. The legacy Territorial franchise in Hawaii continues to operate under the trade name Territorial Savings, a division of Bank of Hope. See Note 19, “Business Combinations” for additional information regarding the Merger and the “Accounting Pronouncements Adopted” section of this Note for additional information concerning the adoption of ASU 2025-08.
Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, interest-earning deposits, and federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. There was no reserve and clearing requirement at December 31, 2025 and 2024. Net cash flows are reported for customer loan and deposit transactions, investment transactions, federal funds purchased, deferred income taxes, and other assets and liabilities.
Investment Securities—Securities are classified and accounted for as follows:
(i)Securities are classified as available for sale (“AFS”) when they might be sold before maturity and are reported at fair value. Unrealized holding gains and losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of taxes.
(ii)Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and reported at amortized cost.
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
Management may transfer investment securities classified as AFS to HTM when upon reassessment it is determined that the Company has both the positive intent and ability to hold these securities to maturity. The investment securities are transferred at fair value resulting in a premium or discount recorded on the transfer date. Unrealized gains or losses at the date of transfer continue to be reported as a separate component of accumulated other comprehensive income/loss, net (“AOCI”). The premium or discount and the unrealized gain or loss, net of tax, in AOCI will be amortized to interest income over the remaining life of the securities using the interest method. There were no transfers between investment categories in 2024 and 2025.
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
For allowance for credit losses on investment securities AFS and HTM, refer to the Allowance for credit losses on securities AFS and Allowance for credit losses on securities HTM sections of Note 2 “Investment Securities” for details.
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
The Company enters into foreign exchange contracts to accommodate the business needs of its customers and to manage its foreign currency risk. For the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available.
Loans Held for Sale—Small Business Administration (“SBA”), residential mortgage, and other loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. Certain loans which were originated with the intent to hold to maturity are subsequently transferred to held for sale once there is an intent to sell the loan. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost and charged to earnings. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain control over the transferred assets through an agreement to repurchase them before their maturity.
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

The loan portfolio consists of four segments: commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, residential mortgage loans, and consumer and other loans. CRE loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust and are collateralized by residential or commercial properties. C&I loans are loans provided to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions, international trade finance activities, and other business-related financing needs, and also include syndicated and leveraged loans. Residential mortgage loans are extended for personal, family, or household use and are secured by a mortgage or deed of trust. Consumer and other loans consist of home equity, credit card, and other personal loans.
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
•Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. Loans in this classification have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Substandard loans are further subcategorized into those still accruing interest and those on nonaccrual status.
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

Risk Characteristics
CRE loans	Property type, location, owner occupied status
C&I loans	Borrower asset size, risk rating, industry type
Residential mortgage loans	FICO score, LTV, delinquency status, maturity date, collateral value, location
Consumer and other loans	Historical losses

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
The ACL for the Company’s construction, credit card, and certain consumer loans is calculated based on a non-modeled approach utilizing historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist which could result in high levels of estimated loss volatility under a modeled approach. Materiality was another factor in using a non-modeled approach for these loans as in aggregate, non-modeled loans represented approximately 1% of the Company’s total loan portfolio as of December 31, 2025.
The Economic Forecast Committee (“EFC”) reviews multiple scenarios put together by an independent third-party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. The forecast scenarios contain certain macroeconomic variables that are incorporated into the Company’s modeling process, including GDP, unemployment rates, interest rates, and commercial real estate prices. As of December 31, 2025, the Company chose a forecast scenario that incorporated the latest projected economic assumptions. The allowance for credit losses at December 31, 2025, utilized the Moody’s consensus scenario, as well as more specific information, including updated market data that reflected the economic conditions aligned with management’s view. In the prior year, the Company also utilized Moody’s consensus scenario in its ACL calculation.
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
Loan Modifications to Borrowers Experiencing Financial Difficulty—Since its adoption of ASU 2022-02, the Company has evaluated all loan modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or is a continuation of the existing loan. A modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as a continuation of the existing loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. A modification made to borrowers experiencing financial difficulty may vary by program and by borrower-specific characteristics, and may include rate reductions, principal forgiveness, term extensions, and payment delays, and is intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified. Please see Note 4 “Loans Receivable and the Allowance for Credit Losses” for additional information concerning loan modifications to borrowers experiencing financial difficulty.
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
Purchased Seasoned Loans (“PSL”)—The Company early adopted ASU 2025-08 prospectively, effective January 1, 2025, which broadens the population of financial assets that are within the scope of the gross-up approach under ASC 326 to include “purchased seasoned loans” obtained from a business combination or asset acquisition. The early adoption of ASU 2025-08 resulted in the reversal of the Day 1 provision for credit losses expense for non-PCD loans, offset by an adjustment to reduce the accretable discount for non-PCD loans, and a one-time true-up of the discount accretion recorded from the acquisition date to December 31, 2025. PCD loans acquired from Territorial are not impacted by the early adoption of ASU 2025-08. Please see the “Accounting Pronouncements Adopted” section of this Note for additional information concerning the adoption of ASU 2025-08.

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
The Company’s investments in affordable housing partnerships are accounted under the equity method of accounting. The annual amortization is based on the estimated tax deduction the Company would receive during the year. The carrying value of such investments is recorded as investments in affordable housing partnerships in the Consolidated Statements of Financial Condition while the commitment to fund investments in affordable housing is recorded as an off-balance sheet liability.
The Company also invests in renewable energy tax credits such as solar tax credit fund that provide tax benefits for the Company. The Company typically accounts for investments in tax credit structures using the proportional amortization method (“PAM”), if certain criteria are met. The election to account for investments in tax credit structures using the proportional amortization method is done on a tax credit program-by-tax credit program basis. Under the PAM, the Company amortizes the initial cost of the investment, which is inclusive of any commitments to make future equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax provision. The investments in tax credit structures accounted under PAM are recorded under other assets while the commitment to fund investments in tax credit structures is recorded as part of other liabilities in the Consolidated Statements of Financial Condition.
In 2024, the Company adopted ASU 2023-02 “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. During 2024, the Company made an adjustment related to the adoption of ASU 2023-02 and recorded $15.1 million in the derecognition of delayed contribution liabilities related to the Company’s investments in affordable housing partnerships, as adjustments on the Consolidated Statements of Financial Condition. In addition, the Company recorded adjustments to equity including a $1.1 million adjustment to retained earnings net of a $472 thousand reduction to account for deferred tax assets. Please see Note 23 “Investments in Tax Credit Structures” for additional information on investments accounted for under PAM and equity method.
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
In accordance with ASC 350 “Intangibles - Goodwill and Other”, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the goodwill quantitative impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the step 1 impairment test is bypassed. Management assessed the qualitative factors related to goodwill as of December 31, 2025, and determined a step 1 fair value assessment was not required. Qualitative factors reviewed in making this determination included macroeconomic condition, industry and market considerations, stock price for the Company and its peers, the Company’s financial performance, and other considerations. Based on the qualitative assessment, management determined that goodwill was not impaired at December 31, 2025. Goodwill is assessed for impairment on an interim basis if circumstances change or an event occurs between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The quantitative impairment assessment involves significant judgment. This judgment includes developing cash flow projections, selecting appropriate discount rates, calculation of a terminal growth rate, minimum target capitalization levels, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangibles are amortized over a fifteen year period.
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were recorded during the years 2025, 2024, or 2023.

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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
Section 382 of the Internal Revenue Code (“IRC”) imposes a limitation (“382 Limitation”) on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carry-forwards, when it undergoes a 50% ownership change over a designated testing period not to exceed three years (“382 Ownership Change”). As a result of the acquisition on July 29, 2016, Wilshire Bancorp underwent a 382 Ownership Change resulting in a 382 Limitation to its net operating loss and tax credit carry-forwards. Wilshire Bancorp did not have a net unrealized built in loss as of the 382 Ownership Change date. Given the applicable 382 Limitation, the Company is expected to fully utilize Wilshire Bancorp’s net operating loss and tax credit carry-forwards before expiration. However, future transactions, such as issuances of common stock or sales of shares of the Company’s stock by certain holders of the Company’s shares, including persons who have held, currently hold or may accumulate in the future 5% or more of the Company’s outstanding common stock for their own account, could trigger a future Section 382 Ownership Change of the Company which could limit the Company’s use of these tax attributes.
In 2025, the Company acquired Territorial Bancorp, Inc and its wholly owned subsidiary, Territorial Savings Bank, the NOL carryforwards from the acquired entities and the loss incurred on sale of available for sale securities are subject to IRC 382 limitation, and the remaining amounts are carried forward indefinitely. The annual limitation pursuant to IRC 382 is $2.7 million.
Earnings per Common Share—Basic Earnings per Common Share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted Earnings per Common Share reflects the potential dilution of common shares that could share in the earnings of the Company.
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $70.7 million and $67.5 million, were paid in 2025 and 2024, respectively. There were no common stock dividends declared but unpaid at December 31, 2025 and 2024.
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

Operating Segments—The Company is managed as a single business segment. The financial performance of the Company is reviewed by the chief operating decision maker (“CODM”) on an aggregate basis and financial and strategic decisions are made based on the Company as a whole. “Banking Operations” is considered to be the Company’s single combined operating segment, which raises funds from deposits and borrowings for loans and investments, and provides lending products, including real estate, commercial, and consumer loans to its customers. The Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” retrospectively for all periods presented in the financial statements effective for calendar year ended December 31, 2024. The Company’s Chief Executive Officer (“CEO”) serves as the CODM. The significant segment expenses are disclosed on Note 14 “Segment Reporting”.
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
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2025 or 2024. Accrued loss contingencies for all legal claims totaled approximately $484 thousand at December 31, 2025, and $664 thousand at December 31, 2024.
Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. See Note 11 “Commitments and Contingencies” for further discussion.
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
Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 requires public business entities to disclose in the rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 prospectively effective for fiscal year 2025 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans”, which amends ASC Topic 326 to expand the application of the gross-up approach to non-PCD loans, including those acquired in business combinations. The gross-up approach refers to the practice of recording certain purchased assets at the purchase price plus the Day 1 ACL. Prior to the issuance of ASU 2025-08, the gross-up approach was only applied to loans with more-than-insignificant credit deterioration since origination, otherwise called PCD loans. ASU 2025-08 aligns the accounting for non-PCD loans that meet the criteria of newly defined “purchased seasoned loans” with the treatment of PCD loans. The Company early adopted ASU 2025-08 prospectively, effective January 1, 2025. The total one-time impact of adopting ASU 2025-08 was $3.1 million in additional net income. In addition to this one-time net positive impact to income, there is an ongoing reduction to discount accretion income for purchased seasoned loans acquired from Territorial due to the reduction of the initial accretable discount (by the Day 1 ACL amount).
Pending Accounting Pronouncements
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”. The purpose of ASU 2025-09 is to enable entities to better achieve and maintain hedge accounting for highly effective economic hedges. Primary changes include replacing the "shared risk" requirement for cash flow hedge groups with a "similar risk" exposure requirement and expanding component hedging for nonfinancial assets. The standard is effective for public business entities for fiscal years beginning after December 15, 2026, including interim periods within those years, with early adoption permitted. The guidance can be applied on a prospective basis, although flexible transition approaches exist for certain existing hedges. The Company is currently evaluating the impact that the adoption of this guidance will have on its Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. This ASU also provides additional guidance on what disclosures should be provided in interim reporting periods. It adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted for all entities. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The impact of ASU 2025-11 is not expected to be material to the Company’s Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which is a part of the FASB's standing evergreen project to address technical corrections, unintended applications, and minor clarifications within the Codification. It addresses specific issues across a broad range of topics to improve the consistent application of U.S. GAAP. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, including interim periods. Early adoption is permitted on an issue-by-issue basis. Transition provisions vary, with most issues allowing prospective or retrospective application, except for EPS, which requires retrospective application. The impact of implementing ASU 2025-12 is not expected to be material to the Company’s Consolidated Financial Statements.

2.    INVESTMENT SECURITIES
The following is a summary of investment securities as of the dates indicated:

	December 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	$—	$—	$—	$—	$4,000	$—	$(43)	$3,957
CMOs	706,528	1,116	(91,137)	616,507	861,179	152	(139,425)	721,906
MBS:
Residential	521,939	3,549	(48,105)	477,383	473,099	—	(86,039)	387,060
Commercial	502,092	1,807	(43,157)	460,742	466,929	—	(56,078)	410,851
Asset-backed securities	129,854	150	(4)	130,000	103,081	157	(14)	103,224
Corporate securities	23,009	—	(1,873)	21,136	23,254	—	(2,560)	20,694
Municipal securities	134,969	645	(8,300)	127,314	191,138	28	(15,615)	175,551
Total investment securities AFS	$2,018,391	$7,267	$(192,576)	$1,833,082	$2,122,680	$337	$(299,774)	$1,823,243

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$133,121	$—	$(7,358)	$125,763	$142,059	$—	$(12,629)	$129,430
Commercial	106,661	18	(5,418)	101,261	110,326	—	(8,632)	101,694
Total investment securities HTM	$239,782	$18	$(12,776)	$227,024	$252,385	$—	$(21,261)	$231,124
Accrued interest receivable for investment debt securities at December 31, 2025 and 2024, totaled $8.3 million and $7.6 million, respectively.
At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
Investments AFS and HTM of $18.5 million and $516.7 million, respectively, were acquired as part of the Merger with Territorial on April 2, 2025, and, immediately upon the Merger, all of the acquired investments were categorized as AFS according to management intent and sold. The investment securities were sold at a market value of $535.2 million, with no gain or loss impact on the Consolidated Statements of Income. See Note 19 “Business Combinations” for additional information regarding the Merger with Territorial.
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

The table below summarizes the proceeds from and gains and losses on the sales of investment securities AFS, for the periods presented below.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Proceeds from sales of investment securities AFS	$1,133,470	$276,252	$—

Gains from sales of investment securities AFS	$1,574	$2,908	$—
Losses from sales of investment securities AFS	(39,262)	(1,972)	—
Net (losses) gains on sales of investment securities AFS	$(37,688)	$936	$—
At December 31, 2025 and 2024, $129.3 million and $210.5 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in AOCI. For the year ended December 31, 2025 and 2024, $37.7 million in net losses on sales of investment securities AFS and $936 thousand in net gains on sales of investment securities AFS, respectively, was reclassified out of AOCI into earnings, compared with no reclassifications for the same period of 2023 as there were no sales of investments securities AFS.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Interest income on investment securities
Taxable	$74,543	$65,285	$61,696
Nontaxable	1,692	3,264	4,367
Total	$76,235	$68,549	$66,063
The amortized cost and estimated fair value of investment securities at December 31, 2025, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	30,946	30,845
Due after five years through ten years	108,251	104,556	—	—
Due after ten years	1,910,140	1,728,526	208,836	196,179
Total	$2,018,391	$1,833,082	$239,782	$227,024
Securities with carrying values of approximately $229.2 million and $219.4 million at December 31, 2025 and 2024, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

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

	December 31, 2025
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	—	$—	$—	40	$463,133	$(91,137)	40	$463,133	$(91,137)
MBS:
Residential	2	9,718	(19)	43	272,276	(48,086)	45	281,994	(48,105)
Commercial	7	64,572	(320)	41	272,407	(42,837)	48	336,979	(43,157)
Asset-backed securities	1	5,003	(4)	—	—	—	1	5,003	(4)
Corporate securities	1	3,946	(54)	4	17,190	(1,819)	5	21,136	(1,873)
Municipal securities	1	2,619	(12)	27	87,292	(8,288)	28	89,911	(8,300)
Total	12	$85,858	$(409)	155	$1,112,298	$(192,167)	167	$1,198,156	$(192,576)

	December 31, 2024
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	—	$—	$—	1	$3,957	$(43)	1	$3,957	$(43)
CMOs	7	59,661	(527)	95	636,472	(138,898)	102	696,133	(139,425)
MBS:
Residential	2	19,183	(1,029)	63	367,877	(85,010)	65	387,060	(86,039)
Commercial	10	70,728	(2,406)	57	340,123	(53,672)	67	410,851	(56,078)
Asset-backed securities	1	5,007	(14)	—	—	—	1	5,007	(14)
Corporate securities	—	—	—	6	20,694	(2,560)	6	20,694	(2,560)
Municipal securities	18	77,119	(3,348)	39	83,515	(12,267)	57	160,634	(15,615)
Total	38	$231,698	$(7,324)	261	$1,452,638	$(292,450)	299	$1,684,336	$(299,774)
The Company had CMO, MBS, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at December 31, 2025. The CMO and MBS were investments in U.S. Government agency and U.S. Government sponsored enterprises and had high credit ratings (“AA” grade or better). The interest on corporate and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and were not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity.

At December 31, 2025, 86.6% of the Company’s investment portfolio consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had one asset-backed security, five corporate securities, and 28 municipal bonds in unrealized loss positions at December 31, 2025.
Allowance for Credit Losses on Securities AFS—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. Once the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at December 31, 2025 and 2024.
Allowance for Credit Losses on Securities HTM—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government or government-sponsored enterprises are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At December 31, 2025, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprise. The Company did not have an allowance for credit losses on investment securities HTM at December 31, 2025 and 2024.

3.    EQUITY INVESTMENTS
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values at December 31, 2025 and 2024, consisted of mutual funds in the amounts of $4.5 million and $4.3 million, respectively, and were included in “Equity investments” on the Consolidated Statements of Financial Condition.
During the year ended December 31, 2025, the Company purchased $45.5 million and redeemed $46.9 million in equity investments with readily determinable fair values, consisting of Community Reinvestment Act (“CRA”) mutual funds. There were no purchases or redemptions of equity investments with readily determinable fair values in 2024.
The changes in fair value for equity investments with readily determinable fair values for the years ended December 31, 2025 and 2024, were recorded in other noninterest income and fees as summarized in the table below:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Net change in fair value recorded during the period on equity investments with readily determinable fair value	$1,543	$(42)
Less: Net change in fair value recorded on equity investments redeemed during the period	1,404	—
Net change in fair value on equity investments with readily determinable fair values held at the end of the period	$139	$(42)
Equity Investments without Readily Determinable Fair Values
At December 31, 2025 and 2024, the Company also had equity investments without readily determinable fair values, which were carried at cost less any determined impairment. The balance of these investments was adjusted for changes in subsequent observable prices, and was included in equity investments on the Consolidated Statements of Financial Condition. The table below summarizes equity investments without readily determinable fair values by type:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Correspondent bank stock	$370	$370
Community Development Financial Institutions (“CDFI”) investments	1,010	1,010
CRA investments	36,636	34,245
Total	$38,016	$35,625
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the years ended December 31, 2025 and 2024.

4.    LOANS RECEIVABLE AND THE ALLOWANCE FOR CREDIT LOSSES
The following is a summary of loans receivable by loan segment:

	December 31,
	2025	2024
	(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,494,508	$8,527,008
C&I loans	3,711,875	3,967,596
Residential mortgage loans	2,440,456	1,082,459
Consumer and other loans	54,173	41,209
Total loans receivable, net of deferred costs and fees	14,701,012	13,618,272
Allowance for credit losses	(156,661)	(150,527)
Loans receivable, net of allowance for credit losses	$14,544,351	$13,467,745
The loan portfolio consists of four loan segments: commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, residential mortgage loans, and consumer and other loans.
CRE loans cover a broad array of commercial real estate segments including multi-tenant retail, hotels/motels, gas stations & car washes, mixed-use facilities, industrial warehouses, multifamily, single-tenant retail, office and other. CRE loans are extended for the purchase and refinance of commercial real estate and generally secured by first deeds of trust and are collateralized by residential or commercial properties. Repayment of the Company’s CRE loans is largely dependent on either income generated from collateral securing CRE loans or from cash flows from business operations of the borrower.
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
The Company had $86.9 million in loans held for sale at December 31, 2025, compared with $14.5 million at December 31, 2024. Loans held for sale at December 31, 2025, consisted of $82.9 million in C&I loans and $4.0 million in residential mortgage loans, compared with $13.8 million in C&I loans and $646 thousand in residential mortgage loans at December 31, 2024. Loans held for sale are not included in the loans receivable table presented above.

The table below details the activity in the ACL by portfolio segment for the years ended December 31, 2025 and 2024, and 2023.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
December 31, 2025
Balance, beginning of period	$88,374	$57,243	$4,438	$472	$150,527
Initial allowance for PSL and PCD loans acquired	84	59	3,528	300	3,971
Provision (credit) for credit losses	(5,658)	33,231	2,591	1,028	31,192
Loans charged off	(1,561)	(32,669)	—	(1,087)	(35,317)
Recoveries of charge offs	3,905	2,308	—	75	6,288
Balance, end of period	$85,144	$60,172	$10,557	$788	$156,661

December 31, 2024
Balance, beginning of period	$93,940	$51,291	$12,838	$625	$158,694
Provision (credit) for credit losses	(5,021)	31,818	(8,400)	3	18,400
Loans charged off	(1,108)	(29,662)	—	(318)	(31,088)
Recoveries of charge offs	563	3,796	—	162	4,521
Balance, end of period	$88,374	$57,243	$4,438	$472	$150,527

December 31, 2023
Balance, beginning of period	$95,884	$56,872	$8,920	$683	$162,359
ASU 2022-02 day 1 adoption adjustment	19	(426)	—	—	(407)
Provision (credit) for credit losses	(2,301)	27,233	3,918	250	29,100
Loans charged off	(2,947)	(34,203)	—	(370)	(37,520)
Recoveries of charge offs	3,285	1,815	—	62	5,162
Balance, end of period	$93,940	$51,291	$12,838	$625	$158,694
The following tables break out the allowance for credit losses and loan balance by measurement methodology at December 31, 2025 and 2024:

	December 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,846	$12,260	$87	$2	$15,195
Collectively evaluated	82,298	47,912	10,470	786	141,466
Total	$85,144	$60,172	$10,557	$788	$156,661

Loans outstanding:
Individually evaluated	$65,106	$53,136	$13,198	$307	$131,747
Collectively evaluated	8,429,402	3,658,739	2,427,258	53,866	14,569,265
Total	$8,494,508	$3,711,875	$2,440,456	$54,173	$14,701,012

	December 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$880	$5,172	$37	$—	$6,089
Collectively evaluated	87,494	52,071	4,401	472	144,438
Total	$88,374	$57,243	$4,438	$472	$150,527

Loans outstanding:
Individually evaluated	$23,235	$60,807	$6,314	$47	$90,403
Collectively evaluated	8,503,773	3,906,789	1,076,145	41,162	13,527,869
Total	$8,527,008	$3,967,596	$1,082,459	$41,209	$13,618,272
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
The increase in ACL for the year ended December 31, 2025 compared with December 31, 2024, consisted of an increase in ACL for individually evaluated loans, partially offset by a decrease in ACL for collectively evaluated loans. The increase in ACL for individually evaluated loans was primarily due to C&I loans.
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
At December 31, 2025 and 2024, reserves for unfunded loan commitments recorded in other liabilities were $3.3 million and $2.7 million, respectively. For the years ended December 31, 2025 and 2024, the Company recorded an addition to reserves for unfunded commitments of $610 thousand and a credit to reserves for unfunded commitments of $1.1 million, respectively.

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
The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 days or more and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL at December 31, 2025 and 2024.

	December 31, 2025
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$37,371	$27,735	$65,106	$1,794
C&I loans	17,665	35,471	53,136	—
Residential mortgage loans	5,331	7,867	13,198	2,149
Consumer and other loans	—	307	307	—
Total	$60,367	$71,380	$131,747	$3,943

	December 31, 2024
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$17,691	$5,705	23,396	$—
C&I loans	33,005	27,802	60,807	129
Residential mortgage loans	2,933	3,381	6,314	—
Consumer and other loans	—	47	47	100
Total	$53,629	$36,935	$90,564	$229
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $15.6 million and $12.8 million, at December 31, 2025 and 2024, respectively.

The following table presents the amortized cost of collateral-dependent loans at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$59,525	$1,089	$60,614	$20,557	$—	$20,557
C&I loans	4,289	47,495	51,784	6,105	53,809	59,914
Residential mortgage loans	5,331	—	5,331	2,933	—	2,933
Total	$69,145	$48,584	$117,729	$29,595	$53,809	$83,404
Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the years ended December 31, 2025 and 2024, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans due to general deterioration or from other factors. Real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, gas station, warehouse, mixed-use and multifamily properties and real estate collateral securing residential mortgage loans consisted of underlying residential mortgage loan homes. Collateral dependent loans secured by other collateral as of December 31, 2025 and 2024, consisted of loans secured by accounts receivables, inventory, tax credits, and underlying businesses.
Accrued interest receivable on loans totaled $43.5 million at December 31, 2025, and $43.0 million at December 31, 2024. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
CRE loans	$2,129	$2,150	$1,761
C&I loans	1,423	3,655	1,127
Residential mortgage loans	60	10	40
Consumer and other loans	7	—	—
Total	$3,619	$5,815	$2,928
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 days or more, by the number of days past due at December 31, 2025 and 2024, by loan segment:

	December 31, 2025				December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$9,403	$4,129	$44,560	$58,092	$1,820	$1,917	$6,021	$9,758
C&I loans	2,189	759	22,449	25,397	2,516	10,250	23,079	35,845
Residential mortgage loans	5,994	5,703	8,052	19,749	5,926	5,445	2,845	14,216
Consumer and other loans	1,504	—	223	1,727	190	289	109	588
Total Past Due	$19,090	$10,591	$75,284	$104,965	$10,452	$17,901	$32,054	$60,407

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. This analysis is performed at least on a quarterly basis. Homogeneous loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans) risk ratings are primarily driven by the number of days past due.

The following tables present the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at December 31, 2025 and 2024.

	December 31, 2025
	Term Loan by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
CRE loans
Pass	$1,430,615	$802,249	$429,368	$2,058,865	$1,691,770	$1,828,027	$93,163	$11,046	$8,345,103
Special mention	20	4,282	13,280	13,088	7,027	7,358	603	—	45,658
Substandard	—	1,548	4,478	30,030	32,104	35,587	—	—	103,747
Subtotal	$1,430,635	$808,079	$447,126	$2,101,983	$1,730,901	$1,870,972	$93,766	$11,046	$8,494,508
Year-to-date gross charge offs	$—	$—	$—	$100	$—	$1,461	$—	$—	$1,561

C&I loans
Pass	$1,236,925	$711,374	$244,744	$427,331	$221,747	$72,314	$607,783	$2,951	$3,525,169
Special mention	238	1,848	10,513	10,426	990	815	22,015	—	46,845
Substandard	7,506	25,230	33,998	4,756	29,288	589	12,863	—	114,230
Doubtful/Loss	—	—	2,360	23,271	—	—	—	—	25,631
Subtotal	$1,244,669	$738,452	$291,615	$465,784	$252,025	$73,718	$642,661	$2,951	$3,711,875
Year-to-date gross charge offs	$4,190	$263	$11,409	$12,326	$448	$4,033	$—	$—	$32,669

Residential mortgage loans
Pass	$487,906	$307,380	$140,012	$418,492	$418,904	$654,564	$—	$—	$2,427,258
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	825	1,368	1,980	9,025	—	—	13,198
Subtotal	$487,906	$307,380	$140,837	$419,860	$420,884	$663,589	$—	$—	$2,440,456
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$12,555	$9,512	$2,335	$2,299	$140	$2,319	$23,206	$—	$52,366
Special mention	—	—	—	—	—	—	1,500	—	1,500
Substandard	—	—	50	—	—	257	—	—	307
Subtotal	$12,555	$9,512	$2,385	$2,299	$140	$2,576	$24,706	$—	$54,173
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$1,087	$—	$1,087

Total loans
Pass	$3,168,001	$1,830,515	$816,459	$2,906,987	$2,332,561	$2,557,224	$724,152	$13,997	$14,349,896
Special mention	258	6,130	23,793	23,514	8,017	8,173	24,118	—	94,003
Substandard	7,506	26,778	39,351	36,154	63,372	45,458	12,863	—	231,482
Doubtful/Loss	—	—	2,360	23,271	—	—	—	—	25,631
Total	$3,175,765	$1,863,423	$881,963	$2,989,926	$2,403,950	$2,610,855	$761,133	$13,997	$14,701,012
Total year-to-date gross charge offs	$4,190	$263	$11,409	$12,426	$448	$5,494	$1,087	$—	$35,317

	December 31, 2024
	Term Loan by Origination Year						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
CRE loans
Pass	$866,696	$564,267	$2,316,371	$1,885,509	$1,111,807	$1,535,735	$117,265	$8,397,650
Special mention	—	15,000	9,879	7,800	1,853	8,778	799	44,109
Substandard	—	966	4,908	32,863	5,469	41,043	—	85,249
Subtotal	$866,696	$580,233	$2,331,158	$1,926,172	$1,119,129	$1,585,556	$118,064	$8,527,008
Year-to-date gross charge offs	$—	$—	$165	$—	$101	$842	$—	$1,108

C&I loans
Pass	$1,426,813	$494,432	$743,004	$348,107	$102,725	$43,377	$495,141	$3,653,599
Special mention	1,773	16,116	23,831	24,197	—	14,692	54,355	134,964
Substandard	11,990	7,774	19,829	37,320	113	862	55,330	133,218
Doubtful/Loss	211	17,446	28,158	—	—	—	—	45,815
Subtotal	$1,440,787	$535,768	$814,822	$409,624	$102,838	$58,931	$604,826	$3,967,596
Year-to-date gross charge offs	$—	$2,214	$27,239	$107	$—	$102	$—	$29,662

Residential mortgage loans
Pass	$286,539	$82,682	$344,940	$239,124	$1,320	$121,287	$—	$1,075,892
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	968	1,803	3,796	—	6,567
Subtotal	$286,539	$82,682	$344,940	$240,092	$3,123	$125,083	$—	$1,082,459
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$6,386	$642	$192	$162	$875	$8,318	$24,587	$41,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Subtotal	$6,386	$642	$192	$162	$875	$8,365	$24,587	$41,209
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$318	$318

Total loans
Pass	$2,586,434	$1,142,023	$3,404,507	$2,472,902	$1,216,727	$1,708,717	$636,993	$13,168,303
Special mention	1,773	31,116	33,710	31,997	1,853	23,470	55,154	179,073
Substandard	11,990	8,740	24,737	71,151	7,385	45,748	55,330	225,081
Doubtful/Loss	211	17,446	28,158	—	—	—	—	45,815
Total	$2,600,408	$1,199,325	$3,491,112	$2,576,050	$1,225,965	$1,777,935	$747,477	$13,618,272
Total year-to-date gross charge offs	$—	$2,214	$27,404	$107	$101	$944	$318	$31,088
For the year ended December 31, 2024, there were no revolving loans converted to term loans.

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the years ended December 31, 2025, 2024, and 2023 is presented in the following table:

	Year Ended December 31,
	2025	2024	2023
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$57,145	$154,451	$114,186
C&I loans	194,192	101,007	307,209
Consumer loans	6,329	—	—
Total	$257,666	$255,458	$421,395
Loan Modifications to Borrowers Experiencing Financial Difficulty
A summary of loans outstanding as of the period ends presented, that were modified to borrowers experiencing financial difficulty for the periods presented, disaggregated by loan segment and type of modification, is shown in the tables below:

	Year Ended December 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$8,628	$—	$8,628
Term extension	2,423	11,834	—	—	14,257
Combination of term extension & interest rate reduction	—	15,686	—	—	15,686
Total Loan Modifications	$2,423	$27,520	$8,628	$—	$38,571
% of Loan Segment	0.03%	0.74%	0.35%	—%	0.26%

	Year Ended December 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$21,136	$—	$—	$21,136
Term extension	—	50,148	—	—	50,148
Total Loan Modifications	$—	$71,284	$—	$—	$71,284
% of Loan Segment	—%	1.80%	—%	—%	0.52%

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Year Ended December 31, 2025	Year Ended December 31, 2024
Payment delay
C&I loans	Length of payment delay by a weighted average of:	N/A	0.8 years
Residential mortgage loans	Length of payment delay by a weighted average of:	0.3 years	N/A
Term extension
CRE loans	Extended term by a weighted average of:	0.3 years	N/A
C&I loans	Extended term by a weighted average of:	0.3 years	0.0 years
Combination of term extension & interest rate reduction
C&I loans	Extended term by a weighted average of:	0.5 years	N/A
	And interest rate reduced by a weighted average of:	3.8%	N/A
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the amortized cost basis of modified loans that, within 12 months of the modification date, experienced a subsequent default during the periods presented:

	Year Ended December 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$4,757	$—	$4,757
Term extension	—	7,114	—	—	7,114
Total	$—	$7,114	$4,757	$—	$11,871

	Year Ended December 31, 2024
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Term extension	$—	$4,800	$—	$—	$4,800
Total	$—	$4,800	$—	$—	$4,800
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors and executives or associates of such directors or executives (“Related Parties”). All loans to Related Parties were made at substantially the same terms and conditions at the time of origination as other originated loans to borrowers that were not affiliated with the Company. All loans to Related Parties were current at December 31, 2025 and 2024, and the outstanding principal balance at December 31, 2025 and 2024, was $82.4 million and $84.0 million, respectively. Loans to Related Parties consisted of $80.9 million in CRE loans and $1.5 million in C&I loans at December 31, 2025, compared with $84.0 million in CRE loans at December 31, 2024. The decrease in Related Party loans from December 31, 2024 to December 31, 2025, was due to principal paydowns and payoffs of $1.6 million.

5.    PREMISES AND EQUIPMENT
The following table provides information regarding the premises and equipment at December 31, 2025 and 2024:

	December 31,
	2025	2024
	(Dollars in thousands)
Land	$16,608	$11,244
Building and improvements	26,691	24,448
Furniture, fixtures, and equipment	41,010	37,200
Leasehold improvements	39,384	29,256
Vehicles	194	181
Software/License	38,584	29,113
Total premises and equipment, gross	162,471	131,442
Less: Accumulated depreciation and amortization	(92,882)	(79,683)
Total premises and equipment, net	$69,589	$51,759

Depreciation and amortization expense totaled $10.3 million, $8.7 million, and $8.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company had $1.5 million in premises held for sale at December 31, 2025, which is not included in the total premises and equipment, net table presented above. There were no premises held for sale at December 31, 2024.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill at December 31, 2025 and 2024, was $480.9 million and $464.5 million, respectively. The Company recorded goodwill of $16.5 million as a result of the Merger with Territorial. There was no impairment of goodwill recorded during the year ended December 31, 2025. See Note 19 “Business Combinations” for additional information regarding the Merger.
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
At December 31, 2025, the Company performed a qualitative assessment to test for impairment and management has concluded that goodwill was more than likely not impaired. As such, the Company did not perform a quantitative analysis of goodwill impaired during the year ended December 31, 2025. The Company operates as single business unit, and therefore, goodwill impairment was assessed based on the Company as a whole.
Intangible Assets
A core deposit intangible asset of $46.5 million, representing 4.1% of core deposits, was recorded as part of the Merger with Territorial on April 2, 2025, and will amortize over a period of 15 years ending in 2040. See Note 19 “Business Combinations” for additional information regarding the Merger.
The following table provides information regarding core deposit intangibles at December 31, 2025 and 2024:

				December 31, 2025		December 31, 2024
Core Deposit Intangibles Related To:	Acquisition Year	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
			(Dollars in thousands)
Wilshire Bancorp	2016	10 years	$18,138	$(17,310)	$828	$(15,807)	$2,331
Territorial Bancorp	2025	15 years	46,520	(2,326)	44,194	—	—
Total			$64,658	$(19,636)	$45,022	$(15,807)	$2,331
Amortization expense related to core deposit intangible assets was $3.8 million, $1.6 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. The estimated future amortization expense for core deposit intangibles is as follows: $3.9 million in 2026, $3.1 million in 2027, $3.1 million in 2028, $3.1 million in 2029, $3.1 million in 2030, and $28.7 million thereafter.

7.    SERVICING ASSETS
At December 31, 2025, total servicing assets of $13.0 million comprised $11.9 million in SBA servicing assets and $1.1 million in mortgage related servicing assets. At December 31, 2024, servicing assets totaled $10.1 million, comprising $8.6 million in SBA servicing assets and $1.5 million in mortgage related servicing assets. At December 31, 2025 and 2024, the Company did not have a valuation allowance on its servicing assets.
The changes in servicing assets for the years ended December 31, 2025, 2024, and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$10,051	$9,631	$11,628
Additions through originations of servicing assets	6,150	3,244	1,892
Amortization	(3,247)	(2,824)	(3,889)
Balance at end of period	$12,954	$10,051	$9,631
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions were $1.09 billion and $975.0 million at December 31, 2025 and 2024, respectively.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at December 31, 2025 and 2024, are presented below.

	December 31,
	2025	2024
SBA Servicing Assets:
Weighted-average discount rate	9.83%	10.18%
Constant prepayment rate	8.74%	9.33%
Mortgage Servicing Assets:
Weighted-average discount rate	10.38%	11.13%
Constant prepayment rate	3.86%	4.37%

8.    DEPOSITS
Total deposits of $15.60 billion at December 31, 2025, increased $1.28 billion, or 8.9%, from $14.33 billion at December 31, 2024. The increase in deposits was primarily due to the $1.67 billion in deposits assumed from the Merger with Territorial on April 2, 2025. At the close of the Merger, the Company recorded $147 thousand in net premium on time deposits, which was fully amortized as of December 31, 2025. See Note 19 “Business Combinations” for additional information regarding the Merger.
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2025 and 2024, was $3.21 billion and $2.71 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at December 31, 2025 and 2024. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2025 and 2024, a letter of credit issued by the FHLB for $330.0 million and $150.0 million, respectively, and securities with an aggregate fair value of $200.5 million at December 31, 2024, were pledged as collateral for the California State Treasurer’s deposits. At December 31, 2025, time deposits owned by state and local governments in Hawaii in amounts greater than or equal to $250,000 were $193.7 million, and were collateralized by investment securities with an aggregate fair value of $205.5 million.
Brokered deposits at December 31, 2025 and 2024, totaled $902.0 million and $1.06 billion, respectively. Brokered deposits at December 31, 2025, consisted of $455.8 million in money market and NOW accounts and $446.1 million in time deposit accounts. Brokered deposits at December 31, 2024, consisted of $527.1 million in money market and NOW accounts and $536.0 million in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $2.5 million and $1.1 million at December 31, 2025 and 2024, respectively.
At December 31, 2025, the scheduled maturities for time deposits were as follows:

December 31, 2025
(Dollars in thousands)
Scheduled maturities (1) in:
2026	$6,307,690
2027	32,096
2028	9,870
2029	2,995
2030	9,004
2031 and thereafter	13,356
Total	$6,375,011
___________________
(1)    $13.4 million in time deposits with maturities in 2031 and thereafter had call dates in January 2026.
The following table presents the maturity schedules of time deposits in amounts of more than $250 thousand at December 31, 2025:

December 31, 2025
(Dollars in thousands)
Three months or less	$1,505,165
Over three months through six months	841,355
Over six months through twelve months	834,730
Over twelve months	30,225
Total	$3,211,475

Interest expense on deposits for the periods indicated is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Money market and NOW	$174,202	$168,131	$152,893
Savings deposits	23,659	31,939	8,858
Time deposits	259,389	295,378	279,480
Total deposit interest expense	$457,250	$495,448	$441,231

9.    BORROWINGS
At December 31, 2025, borrowings totaled $284.9 million, compared with $239.0 million at December 31, 2024. Borrowings at December 31, 2025 included borrowings totaling $275.0 million with a put option that entitles FHLB to require the Company to prepay the borrowings without any prepayment penalties. The Company’s borrowings at December 31, 2025 and 2024, had remaining maturities of less than 12 months aside from the putable borrowings of $275.0 million which, as of December 31, 2025, had a weighted average maturity of approximately 2 years. Borrowings at December 31, 2025 are net of discounts totaling $78 thousand and have a weighted average effective rate of 3.32%.
The tables below summarize the Company’s borrowing lines at December 31, 2025 and 2024:

	December 31, 2025
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate

	(Dollars in thousands)
FHLB	$4,298,514	$285,000	3.32%	$4,013,514
FRB Discount Window	1,653,160	—	—%	1,653,160
Unsecured Federal Funds lines	331,180	—	—%	331,180
Total	$6,282,854	$285,000	3.32%	$5,997,854

	December 31, 2024
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate

	(Dollars in thousands)
FHLB	$4,151,408	$100,000	4.88%	$4,051,408
FRB Discount Window	1,731,467	139,000	4.50%	1,592,467
Unsecured Federal Funds lines	317,391	—	—%	317,391
Total	$6,200,266	$239,000	4.66%	$5,961,266

The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At December 31, 2025 and 2024, loans with a carrying amount of approximately $8.70 billion and $7.58 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At December 31, 2025, in addition to FHLB stock, $11.1 million in investment securities were pledged as collateral at the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
As part of the 2025 Merger with Territorial, the Company assumed $160.0 million in face value, before any purchase premium or discount, of FHLB advances, of which $125.0 million was paid off on April 2, 2025, and an additional $25.0 million matured prior to December 31, 2025. The remaining $10.0 million in FHLB advances outstanding at December 31, 2025, matures in June 2026, has a weighted average rate of 1.97%, and was acquired at a discount of $211 thousand, with $78 thousand in discount remaining at December 31, 2025. See Note 19 “Business Combinations” for additional information regarding the Merger.

The Company may also borrow from the FRB discount window up to the maximum amount, which is limited to 99% of the fair market value of the qualifying loans and securities that are pledged. At December 31, 2025, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $1.90 billion. There were no investment securities pledged at the discount window at December 31, 2025.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at December 31, 2025 and 2024.

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
On May 15, 2023, most of the Company’s holders of the convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. In addition, during the year ended December 31, 2023, the Company also repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker. No notes were repurchased or paid off in the years ended December 31, 2025 and 2024.
The carrying value of the convertible notes at December 31, 2025 and 2024, was $444 thousand. The capitalized issuance costs were fully amortized at both December 31, 2025 and 2024.
Interest expense on the convertible notes for the years ended December 31, 2025, 2024, and 2023, totaled $9 thousand, $9 thousand, and $1.9 million, respectively. Interest expense for the Company’s convertible notes in 2023 consisted of accrued interest on the convertible note coupon and interest expense from capitalized issuance costs. Interest expense for 2025 and 2024 consisted of accrued interest on the convertible note coupon. Issuance cost capitalization expense was recorded for only the first five outstanding years of the convertible notes.
Subordinated Debentures
At December 31, 2025, the Company had nine wholly-owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole (but not in part) on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.

The following table is a summary of trust preferred securities and subordinated debentures at December 31, 2025:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	7.13%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	7.02%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	6.92%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	5.63%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,762	Variable	7.02%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	17,207	Variable	5.76%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	12,376	Variable	5.38%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,909	Variable	5.36%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	16,396	Variable	5.57%	06/30/2037
Total		$126,000	$110,518
The carrying value of the subordinated debentures at December 31, 2025 and 2024, was $110.5 million and $109.1 million, respectively. At December 31, 2025 and 2024, acquired subordinated debentures had remaining discounts of $19.4 million and $20.8 million, respectively. The carrying balance of the subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at December 31, 2025 and 2024, and was included in other assets on the Company’s Consolidated Statements of Financial Condition. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis, as they were grandfathered in under BASEL III.

11.    COMMITMENTS AND CONTINGENCIES
Legal Contingencies
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel for the year ended December 31, 2025, and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $484 thousand and $664 thousand at December 31, 2025 and 2024, respectively. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.
Unfunded Commitments and Letters of Credit
The following table presents a summary of commitments described below, as of the dates indicated below:

	December 31,
	2025	2024
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,200,436	$2,255,785
Standby letters of credit	154,067	134,548
Other letters of credit	18,848	22,874
Commitments to fund CRA and tax credit investments	36,266	18,845
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
The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which is calculated by loan type using estimated line utilization rates based on historical usage. Loss rates for outstanding loans is applied to the estimated utilization rates to calculate the reserve for unfunded loan commitments. At December 31, 2025 and 2024, the reserve for unfunded loan commitments amounted to $3.3 million and $2.7 million, respectively.
Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment or directorship relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations in its Consolidated Statements of Financial Condition at December 31, 2025 and 2024.

12.    STOCKHOLDERS’ EQUITY
Total stockholders’ equity at December 31, 2025, was $2.28 billion, compared with $2.13 billion at December 31, 2024. The increase in stockholders’ equity was primarily due to increases in retained earnings from income earned during the year and in AOCI, and stock issued in the Territorial acquisition, offset partially by a decrease from cash dividends paid.
On April 2, 2025, the Company acquired Territorial in an all-stock transaction. Pursuant to the Merger Agreement, Territorial shareholders received 0.8048 shares of the Company’s common stock in exchange for each share of Territorial common stock owned, with cash paid in lieu of fractional shares. The Company issued 6,976,754 shares of the Company’s common stock to Territorial shareholders valued at $73.3 million as part of the transaction, based on the closing price of the Company’s common stock on April 2, 2025. The pre-merger outstanding shares of the Company’s common stock remained outstanding and were not affected by the Merger. See Note 19 “Business Combinations” for additional information regarding the Merger.
In 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock, of which $35.3 million remained available at December 31, 2025. During the year ended December 31, 2025, the Company did not repurchase any shares of common stock as part of this program (see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information). In December 2025, the Board of Directors reaffirmed the stock repurchase program.
Dividends
The Company’s Board of Directors approved and the Company paid quarterly dividends of $0.14 per common share in each quarter of 2025 and 2024. The Company paid aggregate dividends of $70.7 million and $67.5 million to common stockholders in 2025 and 2024, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes to AOCI for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$(227,872)	$(204,738)	$(230,857)
Change in unrealized net holding gains (losses) on securities AFS	76,440	(13,752)	32,543
Change in unrealized net holding (losses) gains on interest rate contracts used in cash flow hedges	(1,354)	(10,312)	17,024
Reclassification adjustments for net losses (gains) realized in net income	36,640	(8,710)	(12,514)
Tax effect	(32,161)	9,640	(10,934)
Other comprehensive income (loss), net of tax	79,565	(23,134)	26,119
Balance at end of period	$(148,307)	$(227,872)	$(204,738)
Reclassifications for net gains and losses realized in net income for the years ended December 31, 2025, 2024, and 2023, related to net gains and losses on interest rate contracts designated as cash flow hedges, amortization on unrealized losses from transferred investment securities to HTM and net gains and losses on sales of securities AFS. Gains and losses on interest rate contracts are recorded in interest income and interest expense in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and amortized over the remaining life of the securities as an adjustment to yield.
For the year ended December 31, 2025, the Company reclassified net gains of $4.6 million on interest rate contracts designated as cash flow hedges from other comprehensive loss to net interest income, compared with net gains of $11.3 million and net gains of $16.3 million for the same periods in 2024 and 2023, respectively.

For the year ended December 31, 2025, the Company recorded reclassification adjustments of $3.5 million from other comprehensive income to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM, compared with $3.5 million and $3.8 million for the same periods in 2024 and 2023, respectively.
For the year ended December 31, 2025 the Company reclassified net losses of $37.7 million on the sale of investment securities from other comprehensive income to noninterest income, compared with net gains of $936 thousand for the same period in 2024. There were no investment securities sold in 2023.

13.    EARNINGS PER SHARE (“EPS”)
Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the years ended December 31, 2025, 2024, and 2023, stock options and restricted share awards of 493,106, 494,883, and 866,959 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
Pursuant to the Territorial Merger Agreement, on April 2, 2025, Territorial shareholders received 0.8048 shares of Hope Bancorp common stock in exchange for each share of Territorial common stock; accordingly, the Company issued 6,976,754 shares, or $73.3 million of equity, as part of the transaction, based on the closing price of the Company’s common stock on April 2, 2025. The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at December 31, 2025. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 10 “Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). For the years ended December 31, 2025, 2024, and 2023, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes upon assumed conversion based on the Company’s common stock price during the years ended December 31, 2025, 2024, and 2023 as the conversion price exceeded the market price of the Company’s stock.
In 2022, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase $50.0 million of its common stock. In December 2025, the Board of Directors reaffirmed the share repurchase program, which had $35.3 million remaining that was available at December 31, 2025. During the years ended December 31, 2023, 2024 and 2025, the Company did not repurchase any shares of common stock as part of the share repurchase program.

The following table presents the computation of basic and diluted EPS for the years ended December 31, 2025, 2024, and 2023.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
2025
Basic EPS - common stock	$61,588	126,317,986	$0.49
Effect of dilutive securities:
Stock options and restricted stock		456,566
Diluted EPS - common stock	$61,588	126,774,552	$0.49

2024
Basic EPS - common stock	$99,630	120,583,147	$0.83
Effect of dilutive securities:
Stock options and restricted stock		525,447
Diluted EPS - common stock	$99,630	121,108,594	$0.82

2023
Basic EPS - common stock	$133,673	119,906,109	$1.11
Effect of dilutive securities:
Stock options and restricted stock		487,148
Diluted EPS - common stock	$133,673	120,393,257	$1.11

14.    SEGMENT REPORTING
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
Interest income from loans and other earning assets, and income from fee-based businesses provide banking operation revenue. Interest expense on deposits and other sources of funding, provisions for credit losses, and operating expenses, primarily salaries and employee benefits, occupancy, furniture, equipment and software, and data processing and item processing, provide the significant expenses of banking operations. The Company currently operates as a single-segment and all operations are domestic. The Merger did not result in any additional operating segments for the Company since Territorial branches became part of the Company’s single segment.
The following table presents certain segment income statement information, including significant expense categories:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net interest income	$472,234	$427,851	$525,861
Provision for credit losses	(31,802)	(17,280)	(31,592)
Noninterest income	26,468	47,077	45,577
Noninterest expense	(389,623)	(324,684)	(361,959)
Income before income tax expense	$77,277	$132,964	$177,887

Significant segment expenses
Salaries and employee benefits	$214,110	$177,860	$207,871
Occupancy	34,206	27,469	28,868
Furniture, equipment and software	32,020	23,968	24,152
Data processing and item processing	12,475	9,684	8,832
Merger and restructuring-related costs	21,534	5,627	11,576
The following table presents certain segment balance sheet information:

	December 31,
	2025	2024	2023
	(Dollars in thousands)
Total assets	$18,531,626	$17,054,008	$19,131,522
Investment securities AFS and HTM	2,072,864	2,075,628	2,408,971
Total loans receivable	14,701,012	13,618,272	13,853,619
Total deposits	15,603,143	14,327,489	14,753,753

15.    REVENUE RECOGNITION
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
Service charges on deposit accounts and wire transfers are summarized below:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Noninterest bearing deposit account income:
Monthly service charges	$892	$964	$969
Customer analysis charges	6,481	5,880	5,043
NSF charges	4,454	3,459	2,991
Other service charges	558	316	365
Total noninterest bearing deposit account income	12,385	10,619	9,368

Interest bearing deposit account income:
Monthly service charges	126	109	98
Total service fees on deposit accounts	$12,511	$10,728	$9,466

Wire transfer fee income:
Wire transfer fees	$1,447	$1,523	$1,951
Foreign exchange fees	3,068	2,265	1,371
Total wire transfer and foreign currency fees	$4,515	$3,788	$3,322

16.    STOCK-BASED COMPENSATION
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
The 2024 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2024 Plan reserved for 4,500,000 shares available for grant to participants. At December 31, 2025, there were 2,522,950 remaining shares available for future grants under the 2024 plan. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2024 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
The following is a summary of the Company’s stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding - January 1, 2025	421,231	$17.04
Granted	—	—
Exercised	—	—
Expired	(20,571)	15.88
Forfeited	—	—
Outstanding - December 31, 2025	400,660	$17.10	0.65	$—
Options exercisable - December 31, 2025	400,660	$17.10	0.65	$—
The following is a summary of the Company’s restricted stock and performance unit activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2025	1,705,716	$11.84
Granted	1,396,713	10.21
Vested	(722,383)	12.04
Forfeited	(271,123)	12.82
Outstanding (unvested) - December 31, 2025	2,108,923	$10.57
The total fair value of restricted stock and performance units vested for the years ended December 31, 2025, 2024, and 2023, was $7.7 million, $10.4 million, and $9.5 million, respectively.

The amount charged against income related to stock-based payment arrangements was $7.7 million, $8.9 million, and $12.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. The income tax benefit recognized was approximately $2.2 million, $2.6 million, and $3.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Since all stock option grants were vested at December 31, 2025, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units at December 31, 2025 was $13.0 million, and is expected to be recognized over a remaining weighted average vesting period of 2.0 years.

17.    EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan—The Company established a deferred compensation plan that permits eligible officers, key executives, and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2025 and 2024 amounted to $441 thousand and $443 thousand, respectively, and were included in other liabilities in the Consolidated Statements of Financial Condition.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards certain executive officers with deferred compensation if the Company meets certain performance goals, the named executive officers (“NEO”) meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). All NEOs are currently participating in the LTIP. The liabilities related to the LTIP at December 31, 2025 and 2024 totaled $669 thousand and $628 thousand, respectively, and were included in other liabilities in the Consolidated Statements of Financial Condition.
401(k) Savings Plan—The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed 3 months of service. The Company matches 75% of the first 8% of the employee’s compensation contributed. Employer matching is vested 25% after 2 years of service, 50% after 3 years of service, 75% after 4 years of service, and 100% after 5 or more years of service. Total employer contributions to the plan amounted to approximately $7.1 million, $6.1 million, and $6.9 million for 2025, 2024, and 2023, respectively.
Post-Retirement Benefit Plans—The Company purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Company will be paid to beneficiaries named by the directors and officers. Total death benefits received by the Company was $2.8 million, $633 thousand, and $587 thousand, for 2025, 2024, and 2023, respectively.
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
The participant’s rights under the Survivor Income Plans terminate upon termination of employment. Upon termination of employment (except for termination for cause), if the participant has achieved the vesting requirements outlined in the plan, the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, the Company and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, the Company would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company’s accumulated post-retirement benefit obligation at December 31, 2025 and 2024, was $6.9 million and $6.7 million, respectively.
Pension Plans—With the acquisition of Territorial on April 2, 2025, the Company became plan sponsor of the Territorial Savings Bank Employee Retirement Plan. Benefit distributions of $3.7 million were made as monthly annuity payments and lump sum cash payouts during the year ended December 31, 2025. The remaining plan assets to be distributed to participants totaled $18.4 million at December 31, 2025. The plan submitted a Form 5310 Application for Determination for Terminating Plan in conjunction with the formal plan termination in June 2025.

18.    INCOME TAXES
The Company’s operations are entirely domestic; accordingly, there was no foreign component of pretax income or provision for foreign income taxes for the years ended December 31, 2025, 2024 and 2023. The following presents a summary of the Company’s income tax provisions for the years ended December 31:

	Current	Deferred	Total
	(Dollars in thousands)
2025
Federal	$4,191	$(2,015)	$2,176
State	5,254	8,259	13,513
	$9,445	$6,244	$15,689
2024
Federal	$14,475	$3,760	$18,235
State	13,576	1,523	15,099
	$28,051	$5,283	$33,334
2023
Federal	$22,076	$3,158	$25,234
State	17,998	982	18,980
	$40,074	$4,140	$44,214

The Company adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” effective January 1, 2025, which requires the Company to disclose a rate reconciliation table with additional information as disclosed in detail on Note 1 “Summary of Significant Accounting Policies, Accounting Pronouncements Adopted”. A reconciliation of the difference between the U.S. federal statutory income tax rate and the effective tax rate is shown in the following table for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percent
	(Dollars in thousands)
Statutory U.S. federal income tax rate	$16,228	21.00%
U.S. state and local income taxes, net of U.S. federal income tax effect (1) (2)	10,628	13.75%
Tax credits
Energy tax credit	(38,182)	(49.41)%
Low income housing tax credit	(8,587)	(11.11)%
Energy tax credit investment amortization expense, net of benefit from tax losses	35,371	45.77%
Nontaxable or nondeductible items
BOLI	(683)	(0.88)%
Excess tax expense on executive compensation limitation	1,161	1.50%
FDIC premium	461	0.60%
Tax exempt municipal bonds and loans	(82)	(0.11)%
Other	838	1.08%
Changes in uncertain tax positions	(15)	(0.02)%
Adjustments on deferred taxes (3)	(1,692)	(2.19)%
Other	243	0.32%
Effective income tax rate	$15,689	20.30%
__________________________________
(1)    State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
(2)    During the year ended December 31, 2025, the Company recorded an increase in income tax expense of approximately $4.8 million related to the remeasurement of deferred tax assets and liabilities following the enactment of a change in California state income tax apportionment methodology. The adjustment reflects the revised allocation of future taxable income to the state and is included in the effective tax rate reconciliation in the state and local income taxes section.
(3)    During the year ended December 31, 2025, the Company recorded a discrete decrease in income tax expense of approximately $1.7 million related to the correction of prior period errors of deferred tax asset measurement. The adjustment reflects the federal portion of the resolution of prior modeling assumptions and is included in the effective tax rate reconciliation within other reconciling items, with $710 thousand recorded in the state tax reconciling item.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the table below is a reconciliation of the components that caused the Company’s provision for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21%:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State taxes-net of federal tax effect	8.74%	8.79%
Nondeductible transaction costs	0.60%	—%
Tax credits and benefits, net of amortization expenses	(7.25)%	(4.67)%
BOLI	(0.28)%	(0.24)%
Tax exempt municipal bonds and loans	(0.08)%	(0.82)%
State tax rate change	0.93%	0.02%
Changes in uncertain tax positions	0.21%	(0.59)%
Other	1.20%	1.37%
Effective income tax rate	25.07%	24.86%

Deferred tax assets and liabilities at December 31, 2025 and 2024, comprised the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$46,841	$47,626
Net operating loss carry-forward	7,018	1,100
Sale of investment in securities carry-forward	34,534	—
Investment security provision	—	468
State tax deductions	556	1,960
Accrued compensation	15	21
Deferred compensation	121	119
Nonaccrual loan interest	3,338	4,753
Non-qualified stock option and restricted share expense	1,815	2,754
Lease liabilities	18,187	13,945
Tax credits carry-forward	8,642	48
Purchase accounting fair value adjustment	51,924	—
Unrealized loss on securities AFS	60,404	95,025
Other	5,855	7,246
Total deferred tax assets	$239,250	$175,065
Deferred tax liabilities:
Purchase accounting fair value adjustment	$—	$(8,331)
Depreciation	(5,267)	(95)
FHLB stock dividends	(95)	(77)
Deferred loan costs	(7,531)	(6,981)
State taxes deferred and other	(8,222)	(3,376)
Prepaid expenses	(2,106)	(2,834)
Amortization of intangibles	(14,010)	(846)
ROU assets	(17,630)	(12,481)
Total deferred tax liabilities	$(54,861)	$(35,021)
Net deferred tax assets	$184,389	$140,044
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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

Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at December 31, 2025 and 2024.
A summary of the Company’s net operating loss carry-forwards at December 31, 2025 and 2024, is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(Dollars in thousands)
2025
Saehan Bank (acquired by Wilshire)	$1,131	2030	$226	$1,583	2032	$226
Pacific International Bank	2,730	2032	420	—	N/A	—
Territorial Bancorp	19,910	N/A	2,691	20,011	N/A	2,691
Total	$23,771		$3,337	$21,594		$2,917

2024
Saehan Bank (acquired by Wilshire)	$1,357	2030	$226	$1,809	2032	$226
Pacific International Bank	3,150	2032	420	—	N/A	—
Total	$4,507		$646	$1,809		$226
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
In 2025, in connection with the acquisition of Territorial and its wholly owned subsidiary, Territorial Savings Bank, the NOL carryforwards from the acquired entities of $19.9 million and the tax loss incurred on sale of securities AFS of $121.4 million are subject to Internal Revenue Code Section 382 limitation. The loss incurred on the sale of Territorial’s securities AFS was mostly offset by the fair value discount recorded on the date of the acquisition. The NOLs are carried forward indefinitely and the unutilized loss on sale of securities AFS of $118.7 million is also carried forward until fully utilized. The annual limitation Pursuant to Section 382 is $2.7 million.
At December 31, 2025, the Company had federal tax credit carryforwards of approximately $8.6 million that will expire in 2045.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other states. The statute of limitations for the assessment of taxes for the consolidated Federal income tax return is closed for all tax years up to and including 2021. The expiration of the statute of limitations for the assessment of taxes for the various state income and franchise tax returns for the Company and subsidiaries varies by state. The Company is currently under examination by the New York City Department of Finance for the 2016, 2017 and 2018 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments. In 2025, the Company was contacted by the state of Ohio regarding an examination of the Company’s financial institutions tax returns for the tax year from 2022 to 2024. While the outcome of the examination is unknown, the Company expects no material adjustments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025 and 2024, is as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at January 1,	$696	$469
Additions based on tax positions related to prior years	59	311
Expiration of statute of limitations	(119)	(84)
Balance at December 31,	$636	$696
The following table summarizes the components of income taxes paid, net of refunds, all of which were domestic, for the year ended December 31, 2025:

Year Ended December 31, 2025
(Dollars in thousands)
U.S. federal	$—
U.S. state and local
New York State	1,105
Hawaii	500
New York City	333
Massachusetts	235
Texas	228
California	(772)
Other states and local	940
Total income taxes paid	$2,569

19.    BUSINESS COMBINATIONS
The Company applied the acquisition method of accounting for the Merger with Territorial under ASC 805 “Business Combinations”. Under the acquisition method of accounting, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilized valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed was recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed was greater than the purchase price, a bargain purchase gain is recognized. Merger-related costs are expensed as incurred as merger and integration expense. The Company determined that the Merger with Territorial was not “significant” under the definition as stated in SEC rules and regulations.
Acquisition of Territorial Bancorp Inc.
On April 2, 2025, the Company completed the acquisition of Territorial Bancorp Inc., a Maryland corporation and its wholly owned subsidiary, Territorial Savings Bank, headquartered in Honolulu, Hawaii, in accordance with the Agreement and Plan of Merger by and between the Company and Territorial entered into on April 26, 2024. Under the Merger Agreement, Territorial merged with and into the Company, immediately followed by the merger of Territorial’s subsidiary bank, Territorial Savings Bank, with and into the Company’s subsidiary bank, Bank of Hope, with Bank of Hope being the surviving bank. The Company acquired Territorial to expand its domestic presence to the Hawaii market, increase its low-cost deposits base, and to further diversify the Company’s loan portfolio by acquiring Territorial’s residential mortgage loan portfolio. After acquisition accounting adjustments, $1.93 billion in assets were acquired through the transaction, including $1.07 billion in loans receivable, and $1.67 billion in deposits were assumed. Following the Merger, the Bank operates 29 branches in Hawaii under the trade name Territorial Savings.
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

Consideration Paid and Net Assets Acquired
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

April 2, 2025
(Dollars in thousands)
Consideration paid:
Hope common stock issued in exchange for Territorial common stock	$73,326
Cash paid in lieu of fractional shares	5
Total consideration paid	$73,331

Assets acquired:
Cash and cash equivalents	$86,902
Investment securities AFS	18,530
Investment securities HTM	516,665
Loans receivable, net	1,067,238
FHLB and FRB stock	11,697
Premises and equipment	16,715
Accrued interest receivable	5,218
Deferred tax assets, net	82,750
BOLI	49,896
Operating lease ROU assets	22,737
Core deposit intangible (“CDI”)	46,520
Other assets	3,099
Liabilities assumed:
Deposits	(1,670,633)
Borrowings	(160,770)
Accrued interest payable	(944)
Operating lease liabilities	(21,115)
Other liabilities	(17,640)
Total identifiable net assets acquired	$56,865
Excess of consideration paid over fair value of net assets acquired, or goodwill	$16,466
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
Loans receivable - The fair value of loans was estimated on an individual basis based on the characteristics for each loan. The discounted cash flow method was used to project cash flows for each loan using assumptions for rate, remaining maturity, prepayment speeds, projected default probabilities, loss given defaults, and estimates of prevailing discount rates.
The Company has early adopted ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans”, which required the Company to record a one-time adjustment on purchased seasoned loans from Territorial using the gross-up approach. The gross-up approach refers to the practice of recording certain purchased assets at the purchase price plus a Day 1 ACL. See Note 1 “Summary of Significant Accounting Policies, Accounting Pronouncements Adopted” for additional information regarding the ASU adoption.
The acquired loans totaling $1.28 billion were valued at $1.07 billion. Net discounts of $202.0 million and $3.8 million on PSL and PCD loans, respectively, were recorded as reductions to loans receivable on the Company's Consolidated Statements of Financial Condition, the noncredit balance of which will be amortized or accreted using the effective interest rate method, at an individual loan level basis, as an adjustment to loan interest income on the Consolidated Statements of Income over the remaining life of each loan.
In addition, an initial allowance for credit losses on PSL and PCD loans of $3.9 million and $63 thousand, respectively, was recorded on the Consolidated Statements of Financial Condition at the date of acquisition with no impact on the Consolidated Statements of Income, and was included in the initial amortized cost basis for the loans. The ACL on acquired loans was determined using a methodology consistent with the ACL on the Company’s existing loan receivables portfolio.
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

Deposits - The fair values used for demand, savings and money market deposits were equal to the amount payable on demand at the acquisition date. The fair value of time deposits was estimated by discounting the estimated future cash flows using current rates offered for deposits with similar remaining maturities. Premiums and discounts were accreted on a straight-line basis as a decrease and increase, respectively, to time deposit interest expense on the Consolidated Statements of Income, over the remaining weighted average term of each category of time deposits. All premiums and discounts on the deposits acquired were fully accreted as of December 31, 2025.
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
The following unaudited combined pro forma information presents the operating results for the years ended December 31, 2025 and 2024, as if the Territorial acquisition had occurred on January 1, 2024. The pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisitions occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations.
The unaudited pro forma information is based on the Company’s actual pre-tax income, excluding certain merger-related items, including noninterest expenses and provision for credit losses, and applying a pro forma effective tax rate. The historical pro forma information uses Territorial’s first quarter 2025 pre-tax income as a run-rate proxy of Territorial’s contribution in the period of comparison, excluding certain merger-related items in the historical periods, and applying a pro forma effective tax rate.

	Unaudited Pro Forma for the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Revenue (Net interest income before provision for credit losses and noninterest income)	$522,407	$528,957
Net income	74,329	107,948
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

	Year ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Merger-related provision for credit losses	$553	$—	$—
Merger-related expenses	21,229	4,604	—

20.    DERIVATIVE FINANCIAL INSTRUMENTS
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
The tables below present the fair value of the Company’s derivative financial instruments at December 31, 2025 and 2024. The Company’s derivative assets and derivative liabilities are located within other assets and other liabilities, respectively, on the Company’s Consolidated Statements of Financial Condition.

	December 31, 2025
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities

	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$625,000	$—	$—
Interest rate collars	500,000	27	—
Total	$1,125,000	$27	$—

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,314,389	$24,503	$(12,702)
Interest rate contracts with customers	1,314,389	12,702	(24,938)
Foreign exchange contracts with correspondent banks	19,910	149	(108)
Risk participation agreement	131,885	—	(15)
Mortgage banking derivatives	3,202	27	(15)
Total	$2,783,775	$37,381	$(37,778)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2024
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities

	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$1,125,000	$—	$(2,330)
Interest rate collars	500,000	—	(1,227)
Forward interest rate swaps	200,000	—	(1,474)
Total	$1,825,000	$—	$(5,031)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,120,217	$46,294	$(1,400)
Interest rate contracts with customers	1,120,217	1,400	(47,384)
Foreign exchange contracts with correspondent banks	16,056	894	(1)
Foreign exchange contracts with customers	224	6	—
Risk participation agreement	100,957	—	(15)
Total	$2,357,671	$48,594	$(48,800)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.
Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term SOFR and federal funds rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in AOCI and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $1.3 million, net of taxes, from AOCI as a decrease to net interest income, net of a decrease of $2.3 million from terminated swaps.
During the year ended December 31, 2025, the Company terminated $600.0 million in notional value of receive fixed swaps set to mature through September 2028. The swaps were designated as cash flow hedges on the changes in cash flows associated with certain variable rate loans. The termination of the swaps was performed to reduce prolonged exposure to higher interest rates. Prior to the termination of the swaps, the change in value of the swaps was recorded through AOCI. Including swaps previously terminated in 2024 totaling $400.0 million in notional value of receive fixed swaps, at December 31, 2025, $4.9 million in pre-tax losses were included in AOCI, and will be amortized as a reduction to net interest income over an expected remaining period of 1.7 years; this represents the total unamortized fair value adjustments on $1.00 billion in notional value of terminated received fixed swaps.

The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Year Ended December 31,
		2025	2024	2023
		(Dollars in thousands)
Interest rate contracts	Interest income and fees on loans	$(3,462)	$(6,531)	$(96)
Interest rate contracts	Interest expense on deposits	6,857	12,514	11,589
Interest rate contracts	Interest expense on FHLB and FRB borrowings	1,196	5,331	4,836
Total		$4,591	$11,314	$16,329
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
The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. During the years ended December 31, 2025, 2024, and 2023, the changes in fair value on foreign exchange contracts were losses of $870 thousand, gains of $1.0 million, and losses of $147 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees.
At December 31, 2025, the Company had risk participation agreements with an outside counterparty for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrowers fail to perform on their interest rate derivative contracts. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for credit exposure, is recognized in earnings at the time of the transaction.
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

21.    FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. There are three levels of input that may be used to measure fair value. The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to ASC 820:
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
Collateral Dependent Loans
The fair values of collateral dependent loans are generally measured for ACL using the practical expedients permitted by ASC 326-20-35-5 including collateral dependent loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or valuations utilizing enterprise value, asset fair value, or other valuation techniques, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans and the underlying collateral. For C&I and asset backed loans, independent valuations may include a discount for eligible accounts receivable and a discount for inventory. These result in a Level 3 classification.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$616,507	$—	$616,507	$—
Mortgage-backed securities:
Residential	477,383	—	477,383	—
Commercial	460,742	—	460,742	—
Asset-backed securities	130,000	—	130,000	—
Corporate securities	21,136	—	21,136	—
Municipal securities	127,314	—	126,531	783
Equity investments with readily determinable fair value	4,460	4,460	—	—
Interest rate contracts	37,205	—	37,205	—
Mortgage banking derivatives	27	—	27	—
Other derivatives	176	—	176	—

Liabilities:
Interest rate contracts	37,640	—	37,640	—
Mortgage banking derivatives	15	—	15	—
Other derivatives	123	—	108	15

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Levels 1, 2, and 3 during the year ended December 31, 2025 and 2024.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$812	$858
Change in fair value included in other comprehensive income	(29)	(46)
Ending Balance	$783	$812

Risk participation agreements:
Beginning Balance	$15	$28
Change in fair value included in income	—	(13)
Ending Balance	$15	$15

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans, loans held for sale, and OREO. These fair value adjustments result from individually evaluated ACL recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO.
Assets measured at fair value on a non-recurring basis at December 31, 2025 and 2024, are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans receivable at fair value:
CRE loans	$25,876	$—	$—	$25,876
C&I loans	33,236	—	—	33,236
Loans held for sale	29,182	—	29,182	—
OREO	365	—	—	365
Premises held for sale	1,526	—	1,526	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral dependent loans receivable at fair value:
CRE loans	$2,985	$—	$—	$2,985
C&I loans	38,993	—	—	38,993
Loans held for sale	11,611	—	11,611	—
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales in 2025 and 2024 are summarized below:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Assets:
Collateral dependent loans receivable at fair value:
CRE loans	$(2,720)	$(613)
C&I loans	(22,044)	(11,075)
Loans held for sale	(4,963)	(4,406)
OREO	289	—
Premises held for sale	(45)	—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of December 31, 2025 and 2024:

	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs			Weighted-Average of Inputs
	(Dollars in thousands)
December 31, 2025
Collateral dependent loans	$5,160	Internal model	Probability of default	100.0%			100.0%
			Loss given default	22.2%			22.2%
	17,878	Collateral fair value	Sales price	N/A			N/A
	2,838	Collateral fair value	Discounted cash flow analysis - discount rate	10.0%	-	12.0%	11.2%
	16,702	Enterprise value	Discounted cash flow analysis - discount rate	11.8%	-	13.3%	12.3%
	1,344	Enterprise value	Sales price	N/A			N/A
	8,986	Enterprise value	Sales price	N/A			N/A
			EBITDA(1) multiple	5.2			5.2
	6,204	Asset fair value	Discount	22.5%	-	73.7%	35.2%
OREO	365	Property fair value	Selling cost	8.50%			8.5%

December 31, 2024
Collateral dependent loans	$7,963	Collateral fair value	Selling cost	8.5%			8.5%
	2,359	Enterprise value	EBITDA(1) multiple	5.2			5.2
	10,336	Enterprise value	Revenue multiple	1.0			1.0
			EBITDA(1) multiple	8.0			8.0
	21,320	Asset fair value	Discount rate	10.1%	-	91.2%	38.8%
(1) EBITDA = earnings before interest, tax, depreciation, and amortization

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2025 and 2024, were as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$560,059	$560,059	Level 1
Investment securities HTM	239,782	227,024	Level 2
Equity investments without readily determinable fair values	38,016	38,016	Level 2
Loans held for sale	86,905	86,975	Level 2
Loans receivable, net	14,544,351	14,276,764	Level 3
Accrued interest receivable	52,211	52,211	Level 2/3
Servicing assets, net	12,954	22,060	Level 3
Customers’ liabilities on acceptances	486	486	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,371,759	$3,371,759	Level 2
Money market, interest bearing demand and savings deposits	5,856,373	5,856,373	Level 2
Time deposits	6,375,011	6,376,442	Level 2
FHLB borrowings	284,922	285,303	Level 2
Convertible notes, net	444	433	Level 1
Subordinated debentures	110,518	112,167	Level 3
Accrued interest payable	78,310	78,310	Level 2
Acceptances outstanding	486	486	Level 2

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$458,199	$458,199	Level 1
Investment securities HTM	252,385	231,124	Level 2
Equity investments without readily determinable fair values	35,625	35,625	Level 2
Loans held for sale	14,491	14,504	Level 2
Loans receivable, net	13,467,745	13,179,753	Level 3
Accrued interest receivable	51,169	51,169	Level 2/3
Servicing assets, net	10,051	19,113	Level 3
Customers’ liabilities on acceptances	484	484	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,377,950	$3,377,950	Level 2
Money market, interest bearing demand and savings deposits	5,175,735	5,175,735	Level 2
Time deposits	5,773,804	5,782,223	Level 2
FHLB and FRB borrowings	239,000	239,358	Level 2
Convertible notes, net	444	438	Level 1
Subordinated debentures	109,140	105,729	Level 3
Accrued interest payable	93,784	93,784	Level 2
Acceptances outstanding	484	484	Level 2

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

22.    LEASES
The Company’s operating leases comprise primarily real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 year to 12 years at December 31, 2025. In addition, the Company leases ATM equipment located at certain branches with remaining lease terms of up to 7 years. Certain lease arrangements contain extension options, which are typically around five years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.
The table below summarizes supplemental information related to operating leases:

	December 31,
	2025	2024
	(Dollars in thousands)
Operating lease ROU assets	$57,443	$39,432
Current portion of long-term lease liabilities	17,532	13,946
Long-term lease liabilities	41,726	30,113
The Company assumed operating leases with the acquisition of Territorial. The ROU assets and related lease liabilities recorded for the assumed leases were $22.7 million and $21.1 million, respectively, at the close of the Territorial acquisition on April 2, 2025. ROU assets related to the acquisition reflect net favorable adjustments of approximately $1.9 million. The ROU assets from Territorial included 26 real estate and one equipment leases. See Note 19 “Business Combinations” for additional information regarding the Merger.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the year ended December 31, 2025, the Company extended eight leases and, aside from the leases acquired from Territorial, entered into two new lease contracts, one of which had not yet commenced. Lease extension terms ranged from one to twelve years and the Company reassessed the ROU assets and lease liabilities related to these leases.
The table below summarizes the Company’s net operating lease cost:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Operating lease cost	$17,393	$14,495	$15,309
Variable lease cost	5,385	3,495	3,341
Sublease income	(416)	(243)	(143)
Net lease cost	$22,362	$17,747	$18,507
The table below summarizes supplemental information related to the Company’s operating leases:

	At or for the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$17,962	$15,721
Weighted-average remaining lease term - operating leases	5.2 years	3.6 years
Weighted-average discount rate - operating leases	4.00%	3.12%

The table below summarizes the maturity of remaining lease liabilities:

December 31, 2025
(Dollars in thousands)
2026	$19,522
2027	14,278
2028	9,278
2029	6,814
2030	5,043
2031 and thereafter	11,716
Total lease payments	66,651
Less: imputed interest	7,393
Total lease obligations	$59,258
At December 31, 2025, the Company had one operating lease commitment that had not yet commenced, totaling $1.1 million in lease payments over ten years.
The Company had no finance leases at December 31, 2025 and 2024.

23.    INVESTMENTS IN TAX CREDIT STRUCTURES
The Company invests in the equity of certain limited partnerships or limited liability companies that are typically associated with affordable housing partnerships and renewable energy projects that generate LIHTC, investment tax credits (“ITC”), and other income tax benefits for the Company.
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
The following table presents the investments and unfunded commitments of the Company’s investments in tax credit structures at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Assets	Unfunded Commitments	Assets	Unfunded Commitments
		(Dollars in thousands)
PAM:
Investments in renewable energy tax credits	$12,440	$12,405	$3,425	$2,758
Equity method:
Investments in affordable housing partnerships	27,941	20,478	32,354	11,283
Total	$40,381	$32,883	$35,779	$14,041
The following table presents additional information related to tax credit and benefits and amortization recorded for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Tax credits and benefits:
PAM
Investments in renewable energy tax credits	$40,256	$18,211	$—
Equity method
Investments in affordable housing partnerships	12,087	11,067	11,271
Total	$52,343	$29,278	$11,271
Amortization:
PAM
Investments in renewable energy tax credits	$36,882	$16,575	$—
Equity method
Investments in affordable housing partnerships	10,547	9,051	8,195
Total	$47,429	$25,626	$8,195

24.    REGULATORY MATTERS
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
At December 31, 2025 and 2024, the Company and the Bank’s capital levels exceeded the minimums necessary to be considered “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Company and the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. Management is not aware of any conditions or events since December 31, 2025, that would cause management to believe the institution would be considered to be in a lower capital category.

The Company’s and the Bank’s capital levels and regulatory ratios are presented in the tables below for the dates indicated:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2025	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,904,868	12.27%	4.50%	N/A	7.00%
Bank	$1,989,051	12.82%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,011,484	12.96%	6.00%	N/A	8.50%
Bank	$1,989,051	12.82%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,171,256	13.99%	8.00%	N/A	10.50%
Bank	$2,148,823	13.85%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,011,484	11.05%	4.00%	N/A	N/A
Bank	$1,989,051	10.93%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2024	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,900,601	13.06%	4.50%	N/A	7.00%
Bank	$1,978,969	13.61%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,005,840	13.79%	6.00%	N/A	8.50%
Bank	$1,978,969	13.61%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,150,810	14.78%	8.00%	N/A	10.50%
Bank	$2,123,939	14.61%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,005,840	11.83%	4.00%	N/A	N/A
Bank	$1,978,969	11.68%	4.00%	5.00%	N/A

25.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated condensed statements of financial condition for only the parent company, Hope Bancorp, at December 31, 2025 and 2024:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2025	2024
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$17,095	$20,798
Other assets	11,425	11,524
Investment in bank subsidiary	2,366,522	2,212,861
Total assets	$2,395,042	$2,245,183

LIABILITIES:
Convertible notes, net	$444	$444
Subordinated debentures, net	110,518	109,140
Accounts payable and other liabilities	812	1,094
Total liabilities	111,774	110,678
Stockholders’ equity	2,283,268	2,134,505
Total liabilities and stockholders’ equity	$2,395,042	$2,245,183
The following presents the unconsolidated condensed statements of income for only the parent company, Hope Bancorp, for the years ended December 31, 2025, 2024, and 2023:
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Interest income	$—	$—	$—
Interest expense	(9,624)	(10,821)	(12,421)
Noninterest income	—	—	405
Noninterest expense	(8,284)	(11,348)	(6,808)
Dividends from subsidiary, net	65,500	75,000	260,500
Equity in undistributed earnings of subsidiary	10,099	40,282	(113,559)
Income before income tax benefit	57,691	93,113	128,117
Income tax benefit	3,897	6,517	5,556
Net income	61,588	99,630	133,673
Other comprehensive income (loss), net of tax	79,565	(23,134)	26,119
Comprehensive income	$141,153	$76,496	$159,792

The following presents the unconsolidated condensed statements of cash flows for only the parent company, Hope Bancorp, for the years ended December 31, 2025, 2024, and 2023:
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,588	$99,630	$133,673
Adjustments to reconcile net income to net cash from operating activities:
Amortization and capitalization	1,378	1,315	1,602
Stock-based compensation expense	371	312	340
Net gain on convertible notes repurchased	—	—	(405)
Change in other assets	99	(22)	186
Change in accounts payable and other liabilities	(282)	139	(353)
Equity in undistributed earnings of bank subsidiary	(10,099)	(40,282)	113,559
Net cash provided by operating activities	53,055	61,092	248,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received from the Merger with Territorial	13,969	—	—
Net cash provided by investing activities	13,969	—	—
CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of additional stock pursuant to various stock plans	—	—	1
Repurchase and repayment of convertible notes	—	—	(216,641)
Payments of cash dividends	(70,727)	(67,511)	(67,125)
Net cash used in financing activities	(70,727)	(67,511)	(283,765)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,703)	(6,419)	(35,163)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,798	27,217	62,380
CASH AND CASH EQUIVALENTS, END OF YEAR	$17,095	$20,798	$27,217

26.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data is presented below for the three months ended:

	Three Months Ended,
	March 31, 2025	June 30, 2025 (1)	September 30, 2025 (1)	December 31, 2025
	(Dollars in thousands, except per share data)
Interest income	$217,166	$239,092	$244,700	$240,206
Interest expense	116,349	121,637	118,143	112,801
Net interest income before provision for credit losses	100,817	117,455	126,557	127,405
Provision for credit losses	4,800	11,092	8,710	7,200
Net interest income after provision for credit losses	96,017	106,363	117,847	120,205
Noninterest income	15,688	(22,956)	15,385	18,351
Noninterest expense	83,861	109,473	96,861	99,428
Income before income tax provision	27,844	(26,066)	36,371	39,128
Income tax provision	6,748	(1,316)	5,595	4,662
Net income	$21,096	$(24,750)	$30,776	$34,466

Basic EPS - common share	$0.17	$(0.19)	$0.24	$0.27
Diluted EPS - common share	$0.17	$(0.19)	$0.24	$0.27

	Three Months Ended,
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(Dollars in thousands, except per share data)
Interest income	$259,674	$232,601	$235,084	$226,621
Interest expense	144,627	126,741	130,275	124,486
Net interest income before provision for credit losses	115,047	105,860	104,809	102,135
Provision for credit losses	2,600	1,400	3,280	10,000
Net interest income after provision for credit losses	112,447	104,460	101,529	92,135
Noninterest income	8,286	11,071	11,839	15,881
Noninterest expense	84,839	80,987	81,268	77,590
Income before income tax provision	35,894	34,544	32,100	30,426
Income tax provision	10,030	9,274	7,941	6,089
Net income	$25,864	$25,270	$24,159	$24,337

Basic EPS - common share	$0.22	$0.21	$0.20	$0.20
Diluted EPS - common share	$0.21	$0.21	$0.20	$0.20
__________________________________
(1)    During the fourth quarter of 2025, the Company adopted ASU 2025-08 effective January 1, 2025, and applied the guidance to the acquisition of Territorial which was completed on April 2, 2025. The presentation of prior interim periods has been adjusted accordingly. See Note 1 “Summary of Significant Accounting Policies, Accounting Pronouncements Adopted” for additional information regarding the ASU adoption.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2025.
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
With the participation of our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, and under the direction of our audit committee, our management has conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2025, using the criteria set forth by COSO. Based on this assessment, our management believes that the Company’s system of internal control over financial reporting was effective as of December 31, 2025.
c.     Changes in Internal Control Over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page 73 of this report.

Item 9B.OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to the Company’s directors and executive officers, Delinquent Section 16(a) Reports, the Company’s Code of Ethics and Business Conduct, director nomination procedures, the Audit Committee and the audit committee financial expert will be filed in Hope Bancorp’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2025.
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
Item 11.EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive compensation, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” will be filed in Hope Bancorp’s 2026 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2025.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item with respect to security ownership of certain beneficial owners and management will be filed in Hope Bancorp’s 2026 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2025.
The following table summarizes our equity compensation plans as of December 31, 2025:
 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	400,660	$17.10	2,122,290
Equity compensation plans not approved by security holders	—	—	—
Total	400,660	$17.10	2,122,290
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to certain relationships and related transactions and director independence will be filed in Hope Bancorp’s 2026 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2025.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item with respect to principal accountant fees and services will be filed in Hope Bancorp’s 2026 Proxy Statement which will be filed with the SEC not later than 120 days after December 31, 2025.

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
(a)(3) List of Exhibits

Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on May 29, 2024)

3.2	Amended and Restated Bylaws of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on January 16, 2026)

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

4.11
Description of Securities Registered Under Section 12 of the Exchange Act (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.11, for the year ended December 31, 2024, filed with the SEC on February 26, 2025)

10.1
Wilshire State Bank Directors' Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.13, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.2
Wilshire State Bank Executive Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.14, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.3
Wilshire State Bank Directors' Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

10.4
Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (incorporated herein by reference to Wilshire Bancorp’s Annual Report on Form 10-K, Exhibit 10.16, for the year ended December 31, 2012, filed with the SEC on March 14, 2013)*

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

Number	Description

10.16	Hope Bancorp, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on May 29, 2024)*

10.17
Form of Restricted Stock Unit Agreement under the Hope Bancorp, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.1, filed with the SEC on June 21, 2024)*

10.18
Form of Performance-Based Restricted Stock Unit Agreement under the Hope Bancorp, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.2, filed with the SEC on June 21, 2024)*

10.19
Form of Option Agreement under the Hope Bancorp, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 10.3, filed with the SEC on June 21, 2024)*

10.20	Form of Indemnification Agreement for Directors and Officers+

19.1	Insider Trading Policy+

21.1	Subsidiaries of the Registrant (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 21.1, for the year ended December 31, 2023, filed with the SEC on February 28, 2024)

23.1	Consent of Crowe LLP+

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

97.1	Clawback Policy (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 97, for the year ended December 31, 2023, filed with the SEC on February 28, 2024)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*     Management contract, compensatory plan, or arrangement
+     Filed herewith
++    Furnished herewith

Item 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	February 25, 2026	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name	Title	Date

By:	/s/ KEVIN S. KIM	Chairman, President, and Chief Executive Officer	February 25, 2026
	Kevin S. Kim	(Principal Executive Officer)

By:	/s/ JULIANNA BALICKA	Executive Vice President and Chief Financial Officer	February 25, 2026
	Julianna Balicka	(Principal Financial and Accounting Officer)

By:	/s/ DONALD D. BYUN	Director	February 25, 2026
Donald D. Byun

By:	/s/ JINHO DOO	Director	February 25, 2026
Jinho Doo

By:	/s/ DAISY Y. HA	Director	February 25, 2026
Daisy Y. Ha

By:	/s/ JOON KYUNG KIM	Director	February 25, 2026
Joon Kyung Kim

By:	/s/ RACHEL H. LEE	Director	February 25, 2026
Rachel H. Lee

By:	/s/ DAVID P. MALONE	Director	February 25, 2026
David P. Malone

By:	/s/ LISA K. PAI	Director	February 25, 2026
Lisa K. Pai

By:	/s/ SCOTT YOON-SUK WHANG	Director	February 25, 2026
Scott Yoon-Suk Whang

By:	/s/ DALE S. ZUEHLS	Director	February 25, 2026
Dale S. Zuehls