Form 10-Q
period 2026-03-31
HOPE BANCORP INC
filed 2026-05-06
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At May 1, 2026, there were 127,838,883 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will”, “believes”, “expects”, “anticipates”, “intends”, “plans”, estimates”, “projects”, and similar expressions and statements regarding Hope Bancorp’s strategic initiatives, the acquisition of the Commercial Banking Unit of SMBC MANUBANK (“SMBC”), and Hope Bancorp’s future financial and operational results and capital allocation strategy. With respect to any such forward-looking statements, Hope Bancorp, Inc. (the “Company”) claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. With respect to the pending acquisition of SMBC, factors that may cause actual outcomes to differ from what is expressed or forecasted in these forward-looking statements include, among other things: the failure of the conditions to closing to be satisfied or waived; difficulties and delays in integrating Hope Bancorp and SMBC and achieving anticipated synergies, cost savings and other benefits from the transaction; higher than anticipated transaction costs; and deposit attrition, operating costs, customer loss and business disruption following the acquisition, including difficulties in maintaining relationships with employees and customers, which may be greater than expected. The closing of the proposed transaction is subject to regulatory approvals and the satisfaction of other customary closing conditions. Other risks and uncertainties include, but are not limited to: possible deterioration in economic conditions in the Company’s areas of operation and in the U.S. generally or elsewhere, including as a result of the interest rate environment, supply chain disruptions, inflation, labor shortages, changes in the housing and real estate markets, consumer confidence and spending habits; risk of adverse economic or political conditions in South Korea; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; the possibility that the Company may discontinue or otherwise limit repurchases of its common stock from time to time; risk of significant non-earning assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; risk of natural disasters; risk of cybersecurity incidents; potential increases in deposit insurance assessments and regulatory risks associated with current and future regulations; the outcome of any legal proceedings that may be instituted against the Company; and the impact of U.S. and global trade policies, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom including fluctuations in commodity prices such as oil, as well as geopolitical instability and international tensions. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026 as supplemented by Part II, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$224,960	$209,478
Interest earning cash in other banks	369,809	350,581
Total cash and cash equivalents	594,769	560,059
Interest earning deposits in other financial institutions	7,688	—
Investment securities available for sale (“AFS”), at fair value	1,949,851	1,833,082
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $221,976 and $227,024 at March 31, 2026 and December 31, 2025, respectively	236,101	239,782
Equity investments	43,412	42,476
Loans held for sale, at lower of cost or fair value	97,454	86,905
Loans receivable, net of allowance for credit losses of $155,114 and $156,661 at March 31, 2026 and December 31, 2025, respectively	14,484,575	14,544,351
Federal Home Loan Bank (“FHLB”) stock, at cost	17,700	17,700
Premises and equipment, net	68,621	69,589
Accrued interest receivable	53,734	52,211
Deferred tax assets, net	181,240	184,389
Bank owned life insurance (“BOLI”)	141,389	140,724
Investments in affordable housing partnerships	29,966	27,941
Operating lease right-of-use assets (“ROU”), net	55,594	57,443
Goodwill	484,129	480,916
Core deposit intangible assets, net	43,892	45,022
Servicing assets, net	13,636	12,954
Other assets	153,113	136,082
Total assets	$18,656,864	$18,531,626

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,387,757	$3,371,759
Interest bearing:
Money market and NOW accounts	4,965,613	4,700,146
Savings deposits	1,070,584	1,156,227
Time deposits	6,302,488	6,375,011
Total deposits	15,726,442	15,603,143
FHLB and Federal Reserve Bank (“FRB”) borrowings	284,966	284,922
Convertible notes and subordinated debentures, net	111,316	110,962
Accrued interest payable	68,399	78,310
Operating lease liabilities	57,314	59,258
Other liabilities	125,047	111,763
Total liabilities	$16,373,484	$16,248,358
Commitments and contingent liabilities (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 300,000,000 authorized shares at March 31, 2026 and December 31, 2025, respectively: issued and outstanding 145,809,685 and 127,822,689 shares, respectively, at March 31, 2026, and issued and outstanding 145,584,490 and 128,201,655 shares, respectively, at December 31, 2025	$146	$146
Additional paid-in capital	1,523,015	1,523,702
Retained earnings	1,183,986	1,172,394
Treasury stock, at cost; 17,986,996 and 17,382,835 shares at March 31, 2026 and December 31, 2025, respectively	(271,372)	(264,667)
Accumulated other comprehensive loss, net	(152,395)	(148,307)
Total stockholders’ equity	2,283,380	2,283,268
Total liabilities and stockholders’ equity	$18,656,864	$18,531,626

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$205,919	$194,961
Interest on investment securities	19,218	15,892
Interest on cash and deposits at other banks	3,778	5,205
Interest on other investments	1,229	1,108
Total interest income	230,144	217,166
INTEREST EXPENSE:
Interest on deposits	101,455	113,585
Interest on FHLB and FRB borrowings	2,408	356
Interest on other borrowings and debt	2,224	2,408
Total interest expense	106,087	116,349
NET INTEREST INCOME	124,057	100,817
PROVISION FOR CREDIT LOSSES	8,650	4,800
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	115,407	96,017
NONINTEREST INCOME:
Service fees on deposit accounts	3,335	2,921
International service, wire transfer and foreign currency fees	2,255	1,953
Other customer-driven income and fees	4,877	3,746
Net gains on sales of SBA loans	3,266	3,131
Net gains on sales of investment securities AFS	604	—
Other noninterest income	2,630	3,937
Total noninterest income	16,967	15,688
NONINTEREST EXPENSE:
Salaries and employee benefits	56,223	48,460
Occupancy, furniture and equipment	10,566	8,836
Software-related expense	6,285	4,588
Data and item processing	3,568	2,362
Amortization of investments in affordable housing partnerships	2,474	1,961
Federal Deposit Insurance Corporation (“FDIC”) assessments	2,814	2,502
FDIC special assessment (reversal)	(58)	—
Earned interest credit expense	2,383	3,087
Merger and restructuring-related costs	234	2,519
Other noninterest expense	9,966	9,546
Total noninterest expense	94,455	83,861
INCOME BEFORE INCOME TAXES	37,919	27,844
INCOME TAX PROVISION	8,379	6,748
NET INCOME	$29,540	$21,096

EARNINGS PER COMMON SHARE
Basic	$0.23	$0.17
Diluted	$0.23	$0.17

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net income	$29,540	$21,096
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities AFS	(8,719)	32,705
Change in unrealized net holding gains (losses) on interest rate contracts used in cash flow hedges	2,787	(1,184)
Reclassification adjustments for net losses (gains) realized in net income	202	(1,055)
Tax effect	1,642	(8,906)
Other comprehensive (loss) income, net of tax	(4,088)	21,560
Total comprehensive income	$25,452	$42,656

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2024	120,755,658	$138	$1,445,373	$1,181,533	$(264,667)	$(227,872)	$2,134,505
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	319,330						—
Stock-based compensation, net of tax settlements			(220)				(220)
Cash dividends declared on common stock ($0.14 per share)				(16,908)			(16,908)
Comprehensive income:
Net income				21,096			21,096
Other comprehensive income						21,560	21,560
BALANCE, MARCH 31, 2025	121,074,988	$138	$1,445,153	$1,185,721	$(264,667)	$(206,312)	$2,160,033

BALANCE, DECEMBER 31, 2025	128,201,655	$146	$1,523,702	$1,172,394	$(264,667)	$(148,307)	$2,283,268
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	225,195						—
Stock-based compensation, net of tax settlements			(687)				(687)
Cash dividends declared on common stock ($0.14 per share)				(17,948)			(17,948)
Comprehensive income:
Net income				29,540			29,540
Other comprehensive loss						(4,088)	(4,088)
Repurchase of treasury stock	(604,161)				(6,705)		(6,705)
BALANCE, MARCH 31, 2026	127,822,689	$146	$1,523,015	$1,183,986	$(271,372)	$(152,395)	$2,283,380

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,540	$21,096
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	15,143	10,197
Stock-based compensation expense	1,018	1,886
Provision for credit losses	8,650	4,800
Net gains on sales of loans	(3,703)	(4,920)
Net change in fair value of derivatives	(1,126)	(2,162)
Net gains on sales of investment securities AFS	(604)	—
Net change in deferred income taxes	1,572	3,645
Proceeds from sales of loans held for sale	63,635	27,161
Originations of loans held for sale	(73,673)	(7,148)
Originations of servicing assets	(1,630)	(1,444)
Net change in accrued interest receivable	(1,523)	1,183
Net change in other assets	4,837	6,374
Net change in accrued interest payable	(9,911)	(12,348)
Net change in other liabilities	(18,412)	(21,653)
Net cash provided by operating activities	13,813	26,667

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interest earning deposits in other financial institutions	(7,688)	—
Investment securities available for sale:
Purchase of securities	(277,890)	(54,041)
Proceeds from matured, called, or paid-down securities	118,551	71,030
Proceeds from sales of securities	34,076	—
Investment securities held to maturity:
Proceeds from matured, called, or paid-down securities	4,488	3,041
Equity investments:
Purchase of investments	(964)	(45,726)
Proceeds from redemptions of investments	—	62
Proceeds from sales of loans held for sale previously classified as held for investment	48,356	58,269
Net change in loans receivable	9,272	215,824
Purchase of premises and equipment	(2,011)	(2,659)
Investments in affordable housing partnerships	(4,499)	—
Proceeds from redemptions of tax credit investments	2,265	—
Net cash (used in) provided by investing activities	(76,044)	245,800

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	123,299	160,830
Proceeds from FHLB advances	—	100,000
Repayment of FHLB advances	—	(100,000)
Proceeds from FRB borrowings	—	172,000
Repayment of FRB borrowings	—	(311,000)
Purchase of treasury stock	(6,705)	—
Cash dividends paid on common stock	(17,948)	(16,908)
Taxes paid in net settlement of restricted stock	(1,705)	(2,106)
Net cash provided by financing activities	96,941	2,816

NET CHANGE IN CASH AND CASH EQUIVALENTS	34,710	275,283
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	560,059	458,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$594,769	$733,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$115,600	$128,360
Cash paid for income taxes, net	53	1,639

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	45,865	59,068
Lease liabilities arising from obtaining ROU assets	2,345	482
New commitments to fund investments in renewable energy tax credits	25,000	—
Merger with Territorial (See Note 15 - “Acquisitions”):
Identifiable assets acquired, net of cash	(3,213)	—
Goodwill	3,213	—

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At March 31, 2026, the Bank operated 45 full-service branches in California, New York, New Jersey, Washington, Texas, Illinois, Georgia and Alabama under the Bank of Hope banner, and 28 branches in Hawaii under the Territorial Savings banner. The Bank also operates SBA loan production offices, commercial loan production offices, and residential mortgage loan production offices throughout the United States, and a representative office in Seoul, South Korea. The Bank is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. The Bank is an Equal Opportunity Lender. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
The Consolidated Financial Statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Consolidated Statement of Financial Condition at December 31, 2025, which was derived from the audited financial statements included in the Company’s 2025 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.
The Consolidated Financial Statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally the Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, that, in the opinion of management, are necessary to fairly present the Company’s financial position at March 31, 2026 and December 31, 2025, and the results of operations for the three months ended March 31, 2026 and 2025. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, and did not have an impact on the prior year net income or stockholders’ equity. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
These unaudited Consolidated Financial Statements should be read along with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s 2025 Annual Report on Form 10-K.

2.    Investment Securities
The following table summarizes the amortized cost and related fair value of investment securities available-for-sale (“AFS”) and securities held-to-maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses.

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$39,818	$1	$—	$39,819	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	9,900	—	(73)	9,827	—	—	—	—
Collateralized mortgage obligations (“CMO”)	690,691	1,170	(94,625)	597,236	706,528	1,116	(91,137)	616,507
Mortgage-backed securities (“MBS”):
Residential	571,107	2,058	(48,745)	524,420	521,939	3,549	(48,105)	477,383
Commercial	537,610	1,150	(44,633)	494,127	502,092	1,807	(43,157)	460,742
Asset-backed securities	155,631	108	(49)	155,690	129,854	150	(4)	130,000
Corporate securities	23,008	—	(1,667)	21,341	23,009	—	(1,873)	21,136
Municipal securities	116,718	91	(9,418)	107,391	134,969	645	(8,300)	127,314
Total investment securities AFS	$2,144,483	$4,578	$(199,210)	$1,949,851	$2,018,391	$7,267	$(192,576)	$1,833,082

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$130,923	$—	$(8,117)	$122,806	$133,121	$—	$(7,358)	$125,763
Commercial	105,178	—	(6,008)	99,170	106,661	18	(5,418)	101,261
Total investment securities HTM	$236,101	$—	$(14,125)	$221,976	$239,782	$18	$(12,776)	$227,024
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at March 31, 2026 and December 31, 2025, totaled $7.8 million and $8.3 million, respectively, and was included in accrued interest receivable on the Consolidated Statements of Financial Condition.
At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
Investments AFS and HTM of $18.5 million and $516.7 million, respectively, were acquired as part of the merger with Territorial Bancorp Inc. (“Territorial”) completed on April 2, 2025 (“the Merger”) and, immediately upon the Merger, all of the acquired investments were categorized as AFS according to management intent and sold. The investment securities were sold at a market value of $535.2 million, with no gain or loss impact on the Consolidated Statements of Income. See Note 15 - “Acquisitions” for additional information regarding the Merger with Territorial.

The table below summarizes the proceeds from and gains and losses on the sales of investment securities AFS, for the periods presented below.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Proceeds from sales of investment securities AFS	$34,076	$—

Gains from sales of investment securities AFS	$846	$—
Losses from sales of investment securities AFS	(242)	—
Net gain on sales of investment securities AFS	$604	$—
At March 31, 2026 and December 31, 2025, $136.0 million and $129.3 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive loss.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Interest income on investment securities:
Taxable	$18,893	$15,359
Nontaxable	325	533
Total	$19,218	$15,892
The amortized cost and estimated fair value of investment securities at March 31, 2026, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$39,818	$39,819	$—	$—
Due after one year through five years	—	—	30,513	30,238
Due after five years through ten years	97,384	93,695	—	—
Due after ten years	2,007,281	1,816,337	205,588	191,738
Total	$2,144,483	$1,949,851	$236,101	$221,976
Securities with carrying values of approximately $344.6 million and $229.2 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and estimated fair values, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated. The length of time that the individual securities have been in a continuous unrealized loss position is not a factor in determining credit impairment under the current expected credit losses (“CECL”) accounting standard.

	March 31, 2026
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	1	$9,827	$(73)	—	$—	$—	1	$9,827	$(73)
CMOs	—	—	—	40	449,512	(94,625)	40	449,512	(94,625)
MBS:
Residential	11	106,237	(1,084)	43	266,255	(47,661)	54	372,492	(48,745)
Commercial	13	114,590	(1,029)	41	272,561	(43,604)	54	387,151	(44,633)
Asset-backed securities	4	38,305	(49)	—	—	—	4	38,305	(49)
Corporate securities	1	3,960	(40)	4	17,381	(1,627)	5	21,341	(1,667)
Municipal securities	11	34,597	(488)	19	64,462	(8,930)	30	99,059	(9,418)
Total	41	$307,516	$(2,763)	147	$1,070,171	$(196,447)	188	$1,377,687	$(199,210)

	December 31, 2025
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	—	$—	$—	40	$463,133	$(91,137)	40	$463,133	$(91,137)
MBS:
Residential	2	9,718	(19)	43	272,276	(48,086)	45	281,994	(48,105)
Commercial	7	64,572	(320)	41	272,407	(42,837)	48	336,979	(43,157)
Asset-backed securities	1	5,003	(4)	—	—	—	1	5,003	(4)
Corporate securities	1	3,946	(54)	4	17,190	(1,819)	5	21,136	(1,873)
Municipal securities	1	2,619	(12)	27	87,292	(8,288)	28	89,911	(8,300)
Total	12	$85,858	$(409)	155	$1,112,298	$(192,167)	167	$1,198,156	$(192,576)
The Company had CMO, MBS, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at March 31, 2026. The CMO and MBS were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on corporate and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. Under CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.

87.0% of the Company’s investment portfolio at March 31, 2026, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had four asset-backed security, five corporate securities, and 30 municipal bonds in unrealized loss positions at March 31, 2026. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at March 31, 2026.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. If the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at March 31, 2026 and December 31, 2025.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government agency or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At March 31, 2026, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at March 31, 2026 and December 31, 2025.

3.    Equity Investments
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values at March 31, 2026 and December 31, 2025, consisted of mutual funds in the amounts of $4.4 million and $4.5 million, respectively, and were included in equity investments on the Consolidated Statements of Financial Condition.
During the three months ended March 31, 2025, the Company purchased $45.3 million in equity investments with readily determinable fair values, consisting of Community Reinvestment Act (“CRA”) mutual funds. There were no equity investments with readily determinable fair values that were purchased during the three months ended March 31, 2026.
The net gains recognized from changes in fair value for equity investments with readily determinable fair values for the three months ended March 31, 2026 and 2025, totaled $28 thousand in net losses and $626 thousand in net gains, respectively, and were recorded in other noninterest income and fees in the Consolidated Statements of Income.

Equity Investments without Readily Determinable Fair Values
At March 31, 2026 and December 31, 2025, the Company also had equity investments without readily determinable fair values, which were carried at cost less any determined impairment. The balance of these investments was adjusted for changes in subsequent observable prices, and was included in equity investments on the Consolidated Statements of Financial Condition. The table below summarizes equity investments without readily determinable fair values by type:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Correspondent bank stock	$370	$370
Community Development Financial Institutions (“CDFI”) investments	1,010	1,010
CRA investments	37,600	36,636
Total	$38,980	$38,016
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three months ended March 31, 2026 and 2025.

4.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by loan segment:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$8,457,673	$8,494,508
Commercial and industrial (“C&I”) loans	3,680,935	3,711,875
Residential mortgage loans	2,466,187	2,440,456
Consumer and other loans	34,894	54,173
Total loans receivable, net of deferred costs and fees	14,639,689	14,701,012
Allowance for credit losses	(155,114)	(156,661)
Loans receivable, net of allowance for credit losses	$14,484,575	$14,544,351
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred costs of $6.3 million and $4.7 million at March 31, 2026 and December 31, 2025, respectively. Net discount on acquired loans at March 31, 2026 and December 31, 2025, totaled $187.9 million and $192.8 million, respectively.
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
The Company had loans receivable of $14.64 billion at March 31, 2026, a decrease of $61.3 million, or 0.4%, from December 31, 2025.
The Company had $97.5 million in loans held for sale at March 31, 2026, compared with $86.9 million at December 31, 2025. Loans held for sale at March 31, 2026, consisted of $54.2 million in SBA loans, $2.8 million in residential mortgage loans, and $40.4 million in other C&I loans, compared with $4.0 million in residential mortgage loans and $82.9 million in C&I loans at December 31, 2025. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three months ended March 31, 2026 and 2025.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2026
Balance, beginning of period	$85,144	$60,172	$10,557	$788	$156,661
Provision (credit) for credit loss on loans	5,974	4,268	(620)	(422)	9,200
Loans charged off	(907)	(10,162)	—	—	(11,069)
Recoveries of charge offs	90	231	—	1	322
Balance, end of period	$90,301	$54,509	$9,937	$367	$155,114

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2025
Balance, beginning of period	$88,374	$57,243	$4,438	$472	$150,527
Provision (credit) for credit loss on loans	(4,611)	8,565	1,211	35	5,200
Loans charged off	(905)	(7,555)	—	(88)	(8,548)
Recoveries of charge offs	6	171	—	56	233
Balance, end of period	$82,864	$58,424	$5,649	$475	$147,412

The following tables break out the allowance for credit losses and loan balance by measurement methodology at March 31, 2026 and December 31, 2025:

	March 31, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$801	$10,405	$83	$—	$11,289
Collectively evaluated	89,500	44,104	9,854	367	143,825
Total	$90,301	$54,509	$9,937	$367	$155,114

Loans outstanding:
Individually evaluated	$51,776	$42,538	$14,053	$—	$108,367
Collectively evaluated	8,405,897	3,638,397	2,452,134	34,894	14,531,322
Total	$8,457,673	$3,680,935	$2,466,187	$34,894	$14,639,689

	December 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,846	$12,260	$87	$2	$15,195
Collectively evaluated	82,298	47,912	10,470	786	141,466
Total	$85,144	$60,172	$10,557	$788	$156,661

Loans outstanding:
Individually evaluated	$65,106	$53,136	$13,198	$307	$131,747
Collectively evaluated	8,429,402	3,658,739	2,427,258	53,866	14,569,265
Total	$8,494,508	$3,711,875	$2,440,456	$54,173	$14,701,012
At March 31, 2026 and December 31, 2025, reserves for unfunded loan commitments recorded in other liabilities were $2.8 million and $3.3 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded a reduction to reserves for unfunded commitments of $550 thousand and $400 thousand, respectively.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$46,045	$6,875	$52,920	$—
C&I loans	22,052	20,486	42,538	8,493
Residential mortgage loans	5,321	8,733	14,054	2,149
Consumer and other loans	—	—	—	—
Total	$73,418	$36,094	$109,512	$10,642

	December 31, 2025
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$37,371	$27,735	$65,106	$1,794
C&I loans	17,665	35,471	53,136	—
Residential mortgage loans	5,331	7,867	13,198	2,149
Consumer and other loans	—	307	307	—
Total	$60,367	$71,380	$131,747	$3,943
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $19.4 million and $15.6 million, at March 31, 2026 and December 31, 2025, respectively.
The following table presents the amortized cost of collateral-dependent loans at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$51,008	$—	$51,008	$59,525	$1,089	$60,614
C&I loans	4,219	37,104	41,323	4,289	47,495	51,784
Residential mortgage loans	6,577	—	6,577	5,331	—	5,331
Total	$61,804	$37,104	$98,908	$69,145	$48,584	$117,729

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the three months ended March 31, 2026, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. At March 31, 2026 and December 31, 2025, real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, gas station, warehouse, mixed-use, multifamily properties and real estate collateral securing residential mortgage loans consisted of underlying residential mortgage loan homes. Collateral dependent loans secured by other collateral at March 31, 2026 and December 31, 2025, consisted of loans secured by tax credits, and underlying businesses.

Accrued interest receivable on loans totaled $45.2 million at March 31, 2026, and $43.5 million at December 31, 2025. The Company has elected to exclude accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company writes off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
CRE loans	$241	$99
C&I loans	19	141
Residential mortgage loans	35	37
Total	$295	$277
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at March 31, 2026 and December 31, 2025, by loan segment:

	March 31, 2026				December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$11,833	$3,992	$43,493	$59,318	$9,403	$4,129	$44,560	$58,092
C&I loans	7,943	273	39,982	48,198	2,189	759	22,449	25,397
Residential mortgage loans	20,782	1,775	8,314	30,871	5,994	5,703	8,052	19,749
Consumer and other loans	1	—	—	1	1,504	—	223	1,727
Total Past Due	$40,559	$6,040	$91,789	$138,388	$19,090	$10,591	$75,284	$104,965

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

The following tables present the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Term Loan by Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
CRE loans
Pass	$315,882	$1,387,700	$788,227	$397,385	$2,028,112	$3,273,253	$105,742	$11,050	$8,307,351
Special mention	—	—	4,398	—	13,211	33,405	—	—	51,014
Substandard	—	—	4,964	15,312	29,126	49,906	—	—	99,308
Subtotal	$315,882	$1,387,700	$797,589	$412,697	$2,070,449	$3,356,564	$105,742	$11,050	$8,457,673
Year-to-date gross charge offs	$—	$—	$—	$166	$9	$732	$—	$—	$907

C&I loans
Pass	$523,180	$968,058	$579,311	$212,298	$368,045	$263,465	$604,495	$2,881	$3,521,733
Special mention	—	—	1,125	11,476	655	1,507	5,391	—	20,154
Substandard	—	1,673	18,322	32,845	12,884	29,184	14,378	—	109,286
Doubtful / loss	—	—	4,416	2,194	23,152	—	—	—	29,762
Subtotal	$523,180	$969,731	$603,174	$258,813	$404,736	$294,156	$624,264	$2,881	$3,680,935
Year-to-date gross charge offs	$—	$115	$106	$7,201	$2,734	$6	$—	$—	$10,162

Residential mortgage loans
Pass	$62,175	$487,696	$303,761	$135,389	$410,792	$1,052,320	$—	$—	$2,452,133
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	871	2,231	10,952	—	—	14,054
Subtotal	$62,175	$487,696	$303,761	$136,260	$413,023	$1,063,272	$—	$—	$2,466,187
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$5,044	$1,260	$2,912	$460	$110	$18	$23,105	$485	$33,394
Special mention	—	—	—	—	—	—	—	1,500	1,500
Substandard	—	—	—	—	—	—	—	—	—
Subtotal	$5,044	$1,260	$2,912	$460	$110	$18	$23,105	$1,985	$34,894
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$906,281	$2,844,714	$1,674,211	$745,532	$2,807,059	$4,589,056	$733,342	$14,416	$14,314,611
Special mention	—	—	5,523	11,476	13,866	34,912	5,391	1,500	72,668
Substandard	—	1,673	23,286	49,028	44,241	90,042	14,378	—	222,648
Doubtful / loss	—	—	4,416	2,194	23,152	—	—	—	29,762
Total	$906,281	$2,846,387	$1,707,436	$808,230	$2,888,318	$4,714,010	$753,111	$15,916	$14,639,689
Total year-to-date gross charge offs	$—	$115	$106	$7,367	$2,743	$738	$—	$—	$11,069

	December 31, 2025
	Term Loan by Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
CRE loans
Pass	$1,430,615	$802,249	$429,368	$2,058,865	$1,691,770	$1,828,027	$93,163	$11,046	$8,345,103
Special mention	20	4,282	13,280	13,088	7,027	7,358	603	—	45,658
Substandard	—	1,548	4,478	30,030	32,104	35,587	—	—	103,747
Subtotal	$1,430,635	$808,079	$447,126	$2,101,983	$1,730,901	$1,870,972	$93,766	$11,046	$8,494,508
Year-to-date gross charge offs	$—	$—	$—	$100	$—	$1,461	$—	$—	$1,561

C&I loans
Pass	$1,236,925	$711,374	$244,744	$427,331	$221,747	$72,314	$607,783	$2,951	$3,525,169
Special mention	238	1,848	10,513	10,426	990	815	22,015	—	46,845
Substandard	7,506	25,230	33,998	4,756	29,288	589	12,863	—	114,230
Doubtful / loss	—	—	2,360	23,271	—	—	—	—	25,631
Subtotal	$1,244,669	$738,452	$291,615	$465,784	$252,025	$73,718	$642,661	$2,951	$3,711,875
Year-to-date gross charge offs	$4,190	$263	$11,409	$12,326	$448	$4,033	$—	$—	$32,669

Residential mortgage loans
Pass	$487,906	$307,380	$140,012	$418,492	$418,904	$654,564	$—	$—	$2,427,258
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	825	1,368	1,980	9,025	—	—	13,198
Subtotal	$487,906	$307,380	$140,837	$419,860	$420,884	$663,589	$—	$—	$2,440,456
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$12,555	$9,512	$2,335	$2,299	$140	$2,319	$23,206	$—	$52,366
Special mention	—	—	—	—	—	—	1,500	—	1,500
Substandard	—	—	50	—	—	257	—	—	307
Subtotal	$12,555	$9,512	$2,385	$2,299	$140	$2,576	$24,706	$—	$54,173
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$1,087	$—	$1,087

Total loans
Pass	$3,168,001	$1,830,515	$816,459	$2,906,987	$2,332,561	$2,557,224	$724,152	$13,997	$14,349,896
Special mention	258	6,130	23,793	23,514	8,017	8,173	24,118	—	94,003
Substandard	7,506	26,778	39,351	36,154	63,372	45,458	12,863	—	231,482
Doubtful / loss	—	—	2,360	23,271	—	—	—	—	25,631
Total	$3,175,765	$1,863,423	$881,963	$2,989,926	$2,403,950	$2,610,855	$761,133	$13,997	$14,701,012
Total year-to-date gross charge offs	$4,190	$263	$11,409	$12,426	$448	$5,494	$1,087	$—	$35,317

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three months ended March 31, 2026 and 2025, is presented in the following table:

	Three Months Ended March 31,
	2026	2025
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$27,842	$35,526
C&I loans	18,023	23,542
Total	$45,865	$59,068
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
The ACL for the Company’s construction and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented approximately 1% of the Company’s total loan portfolio at March 31, 2026.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At March 31, 2026, the Company utilized the March 2026 consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 2.6% in 2026, 2.0% for 2027, and 1.9% for 2028, with unemployment projected to be 4.5% for 2026, 4.3% for 2027, and 4.2% in 2028. CRE prices in the consensus scenario were expected to show improvement by 2027, with the CRE price index projected to (contract) grow (0.5%) for 2026, 1.9% for 2027, and 4.1% in 2028. The Company also utilized Moody’s December 2025 consensus economic forecast for the calculation of its December 31, 2025 ACL.

In order to quantify the credit risk impact of other trends and changes within the loan portfolio, the Company utilizes qualitative adjustments to the modeled and non-modeled estimated loss approaches. The parameters for making adjustments are established under a Credit Risk Matrix that provides different possible scenarios for each of the factors below. The Credit Risk Matrix and the possible scenarios enable the Bank to qualitatively adjust the quantitative loss ratio by as much as 25 basis points for each loan type pool. This matrix considers the following seven factors, which are patterned after the guidelines provided under the Interagency Policy Statement on the Allowance for Credit Losses:
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

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company modifies loans to borrowers experiencing financial difficulty in the form of principal forgiveness, term extension, an other-than insignificant payment delay, or interest rate reduction (or a combination thereof). Payment delay may include loan modifications that allow borrowers to delay principal repayment and/or pay interest only for a set period of time.
The tables below present the amortized cost of loans modified to borrowers experiencing financial difficulty for the periods presented, disaggregated by loan segment and type of modification.

	Three Months Ended March 31, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$24,928	$—	$—	$24,928
Term extension	1,766	4,386	—	—	6,152
Total Loan Modifications	$1,766	$29,314	$—	$—	$31,080
% of Loan Segment	0.02%	0.80%	—%	—%	0.21%

	Three Months Ended March 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$8,577	$—	$8,577
Term extension	—	3,463	—	—	3,463
Total Loan Modifications	$—	$3,463	$8,577	$—	$12,040
% of Loan Segment	—%	0.09%	0.74%	—%	0.09%
The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Payment delay
CRE loans	Length of payment delay by a weighted average of :	N/A	N/A
C&I loans	Length of payment delay by a weighted average of :	0.8 years	N/A
Residential mortgage loans	Length of payment delay by a weighted average of :	N/A	0.3 years
Term extension
CRE loans	Extended term by a weighted average of:	0.5 years	N/A
C&I loans	Extended term by a weighted average of:	0.3 years	0.3 years

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the amortized cost basis of modified loans that, within 12 months of the modification date, experienced a subsequent default during the periods presented:

	Three Months Ended March 31, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$4,746	$—	$4,746
Term extension	—	8,494	—	—	8,494
Total	$—	$8,494	$4,746	$—	$13,240

	Three Months Ended March 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$2,544	$—	$2,544
Total	$—	$—	$2,544	$—	$2,544

5.    Goodwill, Intangible Assets, and Servicing Assets
Goodwill
The carrying amount of the Company’s goodwill at March 31, 2026, and December 31, 2025, was $484.1 million and $480.9 million, respectively. The Company recorded goodwill of $19.7 million as a result of the Merger with Territorial on April 2, 2025. There was no impairment of goodwill recorded during the three months ended March 31, 2026. The Company performed a remeasurement of certain assets acquired from Territorial and recorded an adjustment of $3.2 million, net of taxes, as an increase to goodwill in the first quarter of 2026. See Note 15 - “Acquisitions” for additional information regarding the Merger.
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
At December 31, 2025, the Company performed a qualitative assessment to test for impairment and management has concluded that there was no impairment. There were no triggering events during the quarter ended March 31, 2026, that indicated goodwill was more than likely impaired. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole.
Intangible Assets
A core deposit intangible asset of $46.5 million, representing 4.1% of core deposits, was recorded as part of the Merger with Territorial on April 2, 2025, and will amortize over a period of 15 years ending in 2040. See Note 15 - “Acquisitions” for additional information regarding the Merger.
Amortization expense related to core deposit intangible assets totaled $1.1 million and $376 thousand for the three months ended March 31, 2026 and 2025, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2026 and December 31, 2025:

				March 31, 2026		December 31, 2025
Core Deposit Intangibles Related To:	Acquisition Year	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
			(Dollars in thousands)
Wilshire Bancorp	2016	10 years	$18,138	$(17,665)	$473	$(17,310)	$828
Territorial Bancorp	2025	15 years	46,520	(3,101)	43,419	(2,326)	44,194
Total			$64,658	$(20,766)	$43,892	$(19,636)	$45,022
Servicing Assets
Total servicing assets at March 31, 2026 totaled $13.6 million, comprising $12.6 million in SBA servicing assets and $1.0 million in mortgage related servicing assets. At December 31, 2025, servicing assets totaled $13.0 million and comprised $11.9 million in SBA servicing assets and $1.1 million in mortgage related servicing assets.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At March 31, 2026 and December 31, 2025, the Company did not have a valuation allowance on its servicing assets.

The changes in servicing assets for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$12,954	$10,051
Additions through originations of servicing assets	1,630	1,444
Amortization	(948)	(720)
Balance at end of period	$13,636	$10,775
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions was $1.09 billion at both March 31, 2026, and December 31, 2025.

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at March 31, 2026 and December 31, 2025, are presented below.

	March 31, 2026	December 31, 2025
SBA Servicing Assets:
Weighted-average discount rate	10.50%	9.83%
Constant prepayment rate	8.49%	8.74%
Mortgage Servicing Assets:
Weighted-average discount rate	10.69%	10.38%
Constant prepayment rate	3.17%	3.86%

6.    Deposits
Total deposits of $15.73 billion at March 31, 2026, were up $123.3 million, or 0.8%, from $15.60 billion at December 31, 2025. $1.67 billion in deposits were assumed in the Merger with Territorial on April 2, 2025. At March 31, 2026, noninterest bearing demand deposits and money market and NOW accounts increased, while savings and time deposits decreased, compared with December 31, 2025.
The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2026 and December 31, 2025 was $3.19 billion and $3.21 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at March 31, 2026 and December 31, 2025. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At March 31, 2026 and December 31, 2025, a letter of credit issued by the FHLB for $330.0 million was pledged as collateral for the California State Treasurer’s deposits. At March 31, 2026, time deposits owned by state and local governments in Hawaii in amounts greater than or equal to $250,000 were $293.9 million, and were collateralized by investment securities with an aggregate fair value of $315.6 million. At December 31, 2025, time deposits owned by state and local governments in Hawaii in amounts greater than or equal to $250,000 were $193.7 million, and were collateralized by investment securities with an aggregate fair value of $205.5 million.
Brokered deposits at March 31, 2026 and December 31, 2025, totaled $1.04 billion and $902.0 million, respectively. Brokered deposits at March 31, 2026, consisted of $557.5 million in money market and NOW accounts and $482.7 million in time deposit accounts. Brokered deposits at December 31, 2025, consisted of $455.8 million in money market and NOW accounts and $446.1 million in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $3.9 million and $2.5 million at March 31, 2026 and December 31, 2025, respectively.
The following is a breakdown of the Company’s deposits at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$3,387,757	22%	$3,371,759	22%
Money market and NOW accounts	4,965,613	31%	4,700,146	30%
Savings deposits	1,070,584	7%	1,156,227	7%
Time deposits	6,302,488	40%	6,375,011	41%
Total deposits	$15,726,442	100%	$15,603,143	100%

7.    Borrowings
At March 31, 2026, borrowings totaled $285.0 million compared with $284.9 million at December 31, 2025. Borrowings at March 31, 2026 and December 31, 2025 were net of discounts totaling $34 thousand and $78 thousand, respectively, and had a weighted average effective rate of 3.32% and 3.32%, respectively.
The Company’s borrowings at March 31, 2026 included borrowings with put options that entitle the FHLB to require the Company to prepay the borrowings without any prepayment penalties. The Company’s borrowings at March 31, 2026 had remaining maturities of less than 12 months aside from the putable borrowings of $275.0 million, which had a remaining weighted average maturity of approximately 1.7 years.
The tables below summarize the Company’s borrowing lines at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate

	(Dollars in thousands)
FHLB	$4,304,815	$285,000	3.32%	$4,019,815
FRB Discount Window	1,595,050	—	—%	1,595,050
Unsecured Federal Funds lines	331,180	—	—%	331,180
Total	$6,231,045	$285,000	3.32%	$5,946,045

	December 31, 2025
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate

	(Dollars in thousands)
FHLB	$4,298,514	$285,000	3.32%	$4,013,514
FRB Discount Window	1,653,160	—	—%	1,653,160
Unsecured Federal Funds lines	331,180	—	—%	331,180
Total	$6,282,854	$285,000	3.32%	$5,997,854
The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At March 31, 2026 and December 31, 2025, loans with a carrying amount of $8.80 billion and $8.70 billion, respectively, were pledged at the FHLB for outstanding advances and remaining borrowing capacity. At March 31, 2026 and December 31, 2025, in addition to FHLB stock and loans pledged, a total market value of $14.1 million and $11.1 million in investment securities, respectively, were pledged as collateral to the FHLB. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
The Company may also borrow from the FRB discount window up to the maximum amount, which is limited to 99% of the fair market value of the qualifying loans and securities that are pledged. At March 31, 2026 and December 31, 2025, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $1.84 billion and $1.90 billion, respectively. There were no investment securities pledged at the discount window at March 31, 2026 or December 31, 2025.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at March 31, 2026 and December 31, 2025.

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
On May 15, 2023, most holders of the Company’s convertible notes elected to exercise their optional put right and the Company paid off $197.1 million principal amount of notes in cash. During 2023, the Company also repurchased its notes in the aggregate principal amount of $19.9 million and recorded a gain on debt extinguishment of $405 thousand. The repurchased notes were immediately cancelled subsequent to the repurchase. These repurchases are separate from the optional put and were made through a third-party broker. No notes were repurchased or paid off in the three months ended March 31, 2026 or the year ended December 31, 2025.
The carrying value of the convertible notes at March 31, 2026 and December 31, 2025, was $444 thousand. The capitalized issuance costs were fully amortized at both March 31, 2026 and December 31, 2025.
Interest expense on the convertible notes for the three months ended March 31, 2026 and 2025, was $2 thousand for each period.
Subordinated Debentures
At March 31, 2026, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole or in part on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at March 31, 2026:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	7.09%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	6.78%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	6.89%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	5.59%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,836	Variable	6.78%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	17,276	Variable	5.73%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	12,435	Variable	5.34%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	19,997	Variable	5.32%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	16,460	Variable	5.58%	06/30/2037
Total		$126,000	$110,872

The carrying value of the subordinated debentures at March 31, 2026 and December 31, 2025, was $110.9 million and $110.5 million, respectively. At March 31, 2026 and December 31, 2025, acquired subordinated debentures had remaining discounts of $19.0 million and $19.4 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at March 31, 2026 and December 31, 2025, and is included in other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes. The Company’s trust preferred security debt issuances (less common trust securities) are includable in Tier 1 capital up to a maximum of 25% of capital on an aggregate basis as they were grandfathered in under BASEL III. Any amount that exceeds 25% qualifies as Tier 2 capital.

9.    Commitments and Contingencies
The following table presents a summary of commitments described below at the dates indicated below:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,121,374	$2,200,436
Standby letters of credit	199,456	154,067
Other letters of credit	30,475	18,848
Commitments to fund tax credit investments and CRA investments	63,345	36,266
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, and commitments to fund tax credit investments and CRA investments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $2.8 million at March 31, 2026, and $3.3 million at December 31, 2025.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $459 thousand at March 31, 2026, and $484 thousand at December 31, 2025. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

10.    Stockholders’ Equity
Total stockholders’ equity was $2.28 billion at both March 31, 2026 and December 31, 2025.
On April 2, 2025, the Company acquired Territorial in an all-stock transaction. Pursuant to the merger agreement, Territorial shareholders received 0.8048 shares of the Company’s common stock in exchange for each share of Territorial common stock owned, with cash paid in lieu of fractional shares. The Company issued 6,976,754 shares of the Company’s common stock to Territorial shareholders valued at $73.3 million as part of the transaction, based on the closing price of the Company’s common stock on April 2, 2025. The pre-merger outstanding shares of the Company’s common stock remained outstanding and were not affected by the Merger. See Note 15 - “Acquisitions” for additional information regarding the Merger.
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The Board of Directors reaffirmed the repurchase program in December 2025 and at March 31, 2026 $28.6 million remained for repurchases. During the three months ended March 31, 2026, the Company repurchased 604,161 shares of common stock totaling $6.7 million, which was recorded as treasury stock. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
For the three months ended March 31, 2026 and 2025, the Company paid dividends of $0.14 per common share.
The following table presents the changes to accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$(148,307)	$(227,872)

Unrealized net (losses) gains on investment securities AFS	(8,719)	32,705
Unrealized net gains (losses) on interest rate contracts used for cash flow hedges	2,787	(1,184)
Reclassification adjustments for net losses (gains) realized in net income	202	(1,055)
Tax effect	1,642	(8,906)
Other comprehensive (loss) income, net of tax	(4,088)	21,560
Balance at end of period	$(152,395)	$(206,312)
Reclassifications for net gains and losses realized in net income for the three months ended March 31, 2026 and 2025, related to net gains on interest rate contracts designated as cash flow hedges, amortization on unrealized losses from transferred investment securities to HTM, and net gains and losses on sales of investment securities AFS. Gains and losses on interest rate contracts are recorded in interest income and interest expense in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and amortized over the remaining life of the securities as an adjustment to yield.
For the three months ended March 31, 2026 and 2025, the Company reclassified net gains of $4 thousand and $1.9 million on interest rate contracts designated as cash flow hedges, respectively, from other comprehensive income to net interest income.
For the three months ended March 31, 2026 and 2025, the Company recorded a reclassification adjustment of $810 thousand and $857 thousand, respectively, from other comprehensive income to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM.
For the three months ended March 31, 2026 and 2025, the Company reclassified net gains of $604 thousand and $0 on the sale of investment securities AFS, respectively, from other comprehensive income to noninterest income.

11.    Earnings Per Share (“EPS”)
EPS are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, employee stock purchase program (“ESPP”) shares, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three months ended March 31, 2026 and 2025, stock options and restricted share awards of 415,269 and 441,211 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were anti-dilutive.
Pursuant to the Territorial merger agreement, on April 2, 2025, Territorial shareholders received 0.8048 shares of Hope Bancorp common stock in exchange for each share of Territorial common stock; accordingly, the Company issued 6,976,754 shares, or $73.3 million of equity, as part of the transaction, based on the closing price of the Company’s common stock on April 2, 2025. The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at March 31, 2026. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 8 - “Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). Under the required if-converted method for calculating dilutive EPS for convertible instruments, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three months ended March 31, 2026 and 2025, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three months ended March 31, 2026 and 2025, as the conversion price exceeded the market price of the Company’s stock. As part of a board-approved share repurchase program, during the three months ended March 31, 2026, the Company repurchased 604,161 shares of common stock totaling $6.7 million, which was recorded as treasury stock. At March 31, 2026, $28.6 million remained available for the repurchase of additional stock under this program.
The following table presents computations of basic and diluted EPS for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026			2025
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$29,540	128,081,360	$0.23	$21,096	120,811,472	$0.17
Effect of dilutive securities:
Stock options and restricted stock		642,294			621,608
Diluted EPS - common stock	$29,540	128,723,654	$0.23	$21,096	121,433,080	$0.17

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
The following table presents certain segment income statement information, including significant expense categories:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net interest income	$124,057	$100,817
Provision for credit losses	(8,650)	(4,800)
Noninterest income	16,967	15,688
Noninterest expense	(94,455)	(83,861)
Income before income taxes	37,919	27,844

Significant segment expenses
Salaries and employee benefits	$56,223	$48,460
Occupancy, furniture and equipment	10,566	8,836
Software-related expense	6,285	4,588
Data and item processing	3,568	2,362
Merger and restructuring-related costs	234	2,519
The following table presents certain segment balance sheet information:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Total assets	$18,656,864	$18,531,626
Investment securities AFS and HTM	2,185,952	2,072,864
Total loans receivable	14,639,689	14,701,012
Total deposits	15,726,442	15,603,143

13.    Stock-Based Compensation
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
The 2024 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2024 Plan reserved for 4,500,000 shares available for grant to participants. At March 31, 2026, there were 2,513,491 remaining shares available for future grants under the 2024 Plan. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2024 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
The following is a summary of the stock option activity under the Company’s plans for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2026	400,660	$17.10
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding - March 31, 2026	400,660	$17.10	0.40	$—
Options exercisable - March 31, 2026	400,660	$17.10	0.40	$—
The following is a summary of the restricted stock and performance unit activity under the Company’s plans for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2026	2,108,923	$10.57
Granted	26,740	12.10
Vested	(382,407)	10.96
Forfeited	(238,225)	9.98
Outstanding (unvested) - March 31, 2026	1,515,031	$10.59
The total fair value of restricted stock and performance units vested during the three months ended March 31, 2026 and 2025, was $4.2 million and $5.5 million, respectively.

The total amounts charged against income related to stock-based payment arrangements were $1.0 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. The income tax benefit recognized was approximately $292 thousand and $555 thousand for the three months ended March 31, 2026 and 2025, respectively.
Since all stock option grants were vested at March 31, 2026, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units at March 31, 2026 was $9.9 million, and is expected to be recognized over a weighted average vesting period of 1.84 years.

14.    Income Taxes
For the three months ended March 31, 2026, the Company recorded an income tax provision of $8.4 million on pretax income of $37.9 million, representing an effective tax rate of 22.10%, compared with an income tax provision of $6.7 million on pretax income of $27.8 million, representing an effective tax rate of 24.24% for the three months ended March 31, 2025.
The year-over-year changes in the income tax provision or benefit, and effective tax rates for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, reflected the impact of renewable energy tax credit investments made in the first quarter of 2026 and a lower California state tax apportionment.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $636 thousand at both March 31, 2026 and December 31, 2025, that relate to uncertainties associated with federal and state income tax matters.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at March 31, 2026 or December 31, 2025.

15.    Acquisitions
Pending Acquisition of the Commercial Banking Unit of SMBC MANUBANK
On March 31, 2026, the Company’s wholly owned subsidiary, Bank of Hope, entered into a definitive agreement under which the Bank will acquire certain assets and liabilities of the Commercial Banking Unit of SMBC MANUBANK (“SMBC”), a subsidiary of Sumitomo Mitsui Banking Corporation Americas Holdings, Inc. and Sumitomo Mitsui Banking Corporation. Under the terms of the definitive agreement, the Bank will be purchasing assets and liabilities consisting mostly of loans and deposits to be settled in 100% cash. In addition, the Bank and SMBC intend to enter into a collaboration and partnership agreement to provide banking services to SMBC’s Japanese commercial and retail customers needing banking services in the United States. The transaction is expected to close in the second half of 2026, subject to regulatory approvals and the satisfaction of other customary closing conditions.
Acquisition of Territorial Bancorp Inc.
On April 2, 2025, the Company completed the acquisition of Territorial Bancorp Inc., a Maryland corporation and its wholly owned subsidiary, Territorial Savings Bank, headquartered in Honolulu, Hawaii, in accordance with the Agreement and Plan of Merger by and between the Company and Territorial entered into on April 26, 2024. Under the merger agreement, Territorial merged with and into the Company, immediately followed by the merger of Territorial’s subsidiary bank, Territorial Savings Bank, with and into the Company’s subsidiary bank, Bank of Hope, with the Bank of Hope being the surviving bank. The Company acquired Territorial to expand its domestic presence to the Hawaii market, increase its low-cost deposits base, and to further diversify the Company’s loan portfolio by acquiring Territorial’s residential mortgage loan portfolio. After acquisition accounting adjustments, $1.92 billion in assets were acquired through the transaction, including $1.07 billion in loans receivable, and $1.67 billion in deposits were assumed. Following the Merger, the Bank currently operates 28 branches in Hawaii under the trade name Territorial Savings.
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

Consideration Paid and Net Assets Acquired
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

April 2, 2025
(Dollars in thousands)
Consideration paid:
Hope common stock issued in exchange for Territorial common stock	$73,326
Cash paid in lieu of fractional shares	5
Total consideration paid	$73,331

Assets acquired:
Cash and cash equivalents	$86,902
Investment securities AFS	18,530
Investment securities HTM	516,665
Loans receivable, net	1,067,238
FHLB and FRB stock	11,697
Premises and equipment	16,715
Accrued interest receivable	5,218
Deferred tax assets, net	79,531
BOLI	49,896
Operating lease ROU assets	22,737
Core deposit intangible (“CDI”)	46,520
Other assets	3,105
Liabilities assumed:
Deposits	(1,670,633)
Borrowings	(160,770)
Accrued interest payable	(944)
Operating lease liabilities	(21,115)
Other liabilities	(17,640)
Total identifiable net assets acquired	$53,652
Excess of consideration paid over fair value of net assets acquired, or goodwill	$19,679
Fair values are primarily determined using inputs that are not observable from market-based information. Management may further adjust the provisional fair values during a measurement of up to one year from the acquisition date. Goodwill recorded from the Merger reflects expected cost savings and increased revenue opportunities through offering a broader array of products and services to the strategically important market of Hawaii. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange. The Company performed a remeasurement of certain assets acquired from Territorial and recorded an adjustment to goodwill in the first quarter of 2026.
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
The Company has early adopted ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans”, which required the Company to record a one-time adjustment on purchased seasoned loans from Territorial using the gross-up approach. The gross-up approach refers to the practice of recording certain purchased assets at the purchase price plus a Day 1 ACL. See Note 1 - “Summary of Significant Accounting Policies, Accounting Pronouncements Adopted” of the Company’s audited Consolidated Financial Statements, included in its 2025 Annual Report on Form 10-K, for additional information regarding the ASU adoption.
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
The following unaudited combined pro forma information presents the operating results for the three months ended March 31, 2026 and 2025, as if the Territorial acquisition had occurred on January 1, 2024. The pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisitions occurred on January 1, 2024, nor are they intended to represent or be indicative of future results of operations.
The pro forma information is based on the Company’s actual pre-tax income, excluding certain merger-related items, including noninterest expenses and provision for credit losses, and applying a pro forma effective tax rate. The historical pro forma information uses Territorial’s first quarter 2025 pre-tax income as a run-rate proxy of Territorial’s contribution in the period of comparison, excluding certain merger-related items in the historical periods, and applying a pro forma effective tax rate.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Revenue (Net interest income and noninterest income)	$141,024	$128,650
Net income	32,216	22,405
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

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Merger-related expenses	$234	$2,353

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
The tables below present the fair value of the Company’s derivative financial instruments at March 31, 2026 and December 31, 2025. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities,” respectively, on the Company’s Consolidated Statements of Financial Condition.

	March 31, 2026
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities

	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$625,000	$—	$—
Interest rate collars	500,000	—	(42)
Total	$1,125,000	$—	$(42)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,458,448	$25,749	$(8,918)
Interest rate contracts with customers	1,458,448	8,918	(26,162)
Foreign exchange contracts with correspondent banks	14,166	426	(22)
Foreign exchange contracts with customers	2,751	—	(52)
Risk participation agreement	130,616	—	(8)
Mortgage banking derivatives	4,359	71	(46)
Total	$3,068,788	$35,164	$(35,208)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2025
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities

	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$625,000	$—	$—
Interest rate collars	500,000	27	—
Total	$1,125,000	$27	$—

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,314,389	$24,503	$(12,702)
Interest rate contracts with customers	1,314,389	12,702	(24,938)
Foreign exchange contracts with correspondent banks	19,910	149	(108)
Risk participation agreement	131,885	—	(15)
Mortgage banking derivatives	3,202	27	(15)
Total	$2,783,775	$37,381	$(37,778)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term SOFR and Federal Funds Rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $214 thousand, net of taxes, from AOCI as a decrease to net interest income, including a decrease of $2.3 million from terminated swaps.
At March 31, 2026, $4.1 million in pre-tax losses attributable to terminated swaps were included in AOCI, and will be amortized as a reduction to net interest income over an expected remaining period of 1.5 years. This represents the unamortized fair value adjustments on $1.00 billion in notional value of terminated receive fixed swaps that were designated as cash flow hedges on the changes in cash flows associated with certain variable rate loans. The termination of the swaps was performed to reduce prolonged exposure to higher interest rates. Prior to the termination of the swaps, the change in value of the swaps was recorded through accumulated other comprehensive income.
The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2026	2025
		(Dollars in thousands)
Interest rate contracts	Interest income and fees on loans	$(791)	$(997)
Interest rate contracts	Interest expense on deposits	795	1,876
Interest rate contracts	Interest expense on FHLB and FRB borrowings	—	1,033
Total		$4	$1,912
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

The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in “Other assets” and “Other liabilities” on the Consolidated Statements of Financial Condition. During the three months ended March 31, 2026 and 2025, the changes in fair value on foreign exchange contracts were gains of $311 thousand and losses of $426 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees.

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
Interest Earning Deposits in Other Banks
The fair values of interest earning deposits in other financial institutions are valued by utilizing recent issuance rates and a market rate analysis of recent rates for retail deposits. While several assumptions are made surrounding the applicable observable market rates, the underlying data points utilized are observable through market data and therefore classified as Level 2 inputs.
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
Collateral-Dependent Loans
The fair values of collateral-dependent loans are generally measured for ACL using the practical expedients permitted by ASC 326-20-35-5 including collateral-dependent loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral-dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuations utilizing enterprise value, asset fair value, or other valuation techniques, less costs to sell of 8.5%. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustment may be made in the appraisal process by the independent appraiser to adjust for differences between the comparable sales and income data available for similar loans and the underlying collateral. Enterprise valuation techniques may also utilize a single valuation approach or a combination of approaches including comparable sales, income approach, Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) multiples, or active bids. For C&I and asset backed loans, independent valuations may include a discount for eligible accounts receivable and a discount for inventory. These result in a Level 3 classification.
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

Premises Held For Sale
Premises held for sale consist of a branch location held for sale. The Company measured the fair value of its branch location held for sale as of March 31, 2026, based on a secured offer from an active buyer adjusted for broker fees and closing costs which the Company has determined to be a Level 2 input. If the fair value of the premises held for sale is less than the carrying amount, a charge is taken to reduce the property to its fair value (less estimated selling costs). If Level 2 inputs are not available, fair value may be based on the listed selling price, which is predominately determined using market transactions for similar properties (Level 3).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$39,819	$39,819	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	9,827	—	9,827	—
CMO	597,236	—	597,236	—
MBS
Residential	524,420	—	524,420	—
Commercial	494,127	—	494,127	—
Asset-backed securities	155,690	—	155,690	—
Corporate securities	21,341	—	21,341	—
Municipal securities	107,391	—	106,623	768
Equity investments with readily determinable fair value	4,432	4,432	—	—
Interest rate contracts	34,667	—	34,667	—
Mortgage banking derivatives	71	—	71	—
Other derivatives	426	—	426	—

Liabilities:
Interest rate contracts	35,080	—	35,080	—
Mortgage banking derivatives	46	—	46	—
Other derivatives	124	—	116	8

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Government agency and U.S. Government sponsored enterprises:
CMO	$616,507	$—	$616,507	$—
MBS
Residential	477,383	—	477,383	—
Commercial	460,742	—	460,742	—
Asset-backed securities	130,000	—	130,000	—
Corporate securities	21,136	—	21,136	—
Municipal securities	127,314	—	126,531	783
Equity investments with readily determinable fair value	4,460	4,460	—	—
Interest rate contracts	37,205	—	37,205	—
Mortgage banking derivatives	27	—	27	—
Other derivatives	176	—	176	—

Liabilities:
Interest rate contracts	37,640	—	37,640	—
Mortgage banking derivatives	15	—	15	—
Other derivatives	123	—	108	15
There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2026 and 2025.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$783	$812
Change in fair value included in other comprehensive income	(15)	(5)
Ending Balance	$768	$807

Risk participation agreements:
Beginning Balance	$15	$15
Change in fair value included in income	(7)	6
Ending Balance	$8	$21

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans and loans held for sale. These fair value adjustments result from individually evaluated ACL recognized during the period, and application of the lower of cost or fair value on loans held for sale.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$9,101	$—	$—	$9,101
C&I loans	20,966	—	—	20,966
Residential mortgage loans	1,251	—	—	1,251
Loans held for sale	40,415	—	40,415	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$25,876	$—	$—	$25,876
C&I loans	33,236	—	—	33,236
Loans held for sale	29,182	—	29,182	—
OREO	365	—	—	365
Premises held for sale	1,526	—	1,526	—
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(485)	$(39)
C&I loans	(13,304)	(7,950)
Residential mortgage loans	(6)	—
Loans held for sale, net	(446)	—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs			Weighted-Average of Inputs
	(Dollars in thousands)
March 31, 2026
Collateral dependent loans	$6,898	Collateral fair value	Sales price	N/A			N/A
	3,454	Collateral fair value	Discounted cash flow analysis - discount rate	5.3%			5.3%
	11,728	Enterprise value	Discounted cash flow analysis - discount rate	10.5%	-	13.3%	11.5%
	7,491	Enterprise value	EBITDA(1) multiple	5.1			5.1
	1,747	Asset fair value	Discount	37.6%			37.6%

December 31, 2025
Collateral dependent loans	$5,160	Internal model	Probability of default	100.0%			100.0%
			Loss given default	22.2%			22.2%
	17,878	Collateral fair value	Sales price	N/A			N/A
	2,838	Collateral fair value	Discounted cash flow analysis - discount rate	10.0%	-	12.0%	11.2%
	16,702	Enterprise value	Discounted cash flow analysis - discount rate	11.8%	-	13.3%	12.3%
	1,344	Enterprise value	Sales price	N/A			N/A
	8,986	Enterprise value	Sales price	N/A			N/A
			EBITDA(1) multiple	5.2			5.2
	6,204	Asset fair value	Discount	22.5%	-	73.7%	35.2%
OREO	365	Fair value of property	Selling cost	8.5%			8.5%
__________________________________
(1)    EBITDA = earnings before interest, tax, depreciation and amortization.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$594,769	$594,769	Level 1
Interest earning deposits in other banks	7,688	7,690	Level 2
Investment securities HTM	236,101	221,976	Level 2
Equity investments without readily determinable fair values	38,980	38,980	Level 2
Loans held for sale	97,454	98,553	Level 2
Loans receivable, net	14,484,575	14,264,680	Level 3
Accrued interest receivable	53,734	53,734	Level 2/3
Servicing assets, net	13,636	22,495	Level 3
Customers’ liabilities on acceptances	1,208	1,208	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,387,757	$3,387,757	Level 2
Money market, interest bearing demand and savings deposits	6,036,197	6,036,197	Level 2
Time deposits	6,302,488	6,304,330	Level 2
FHLB borrowings	284,966	284,984	Level 2
Convertible notes, net	444	435	Level 1
Subordinated debentures	110,872	117,644	Level 3
Accrued interest payable	68,399	68,399	Level 2
Acceptances outstanding	1,208	1,208	Level 2

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$560,059	$560,059	Level 1
Investment securities HTM	239,782	227,024	Level 2
Equity investments without readily determinable fair values	38,016	38,016	Level 2
Loans held for sale	86,905	86,975	Level 2
Loans receivable, net	14,544,351	14,276,764	Level 3
Accrued interest receivable	52,211	52,211	Level 2/3
Servicing assets, net	12,954	22,060	Level 3
Customers’ liabilities on acceptances	486	486	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,371,759	$3,371,759	Level 2
Money market, interest bearing demand and savings deposits	5,856,373	5,856,373	Level 2
Time deposits	6,375,011	6,376,442	Level 2
FHLB and FRB borrowings	284,922	285,303	Level 2
Convertible notes, net	444	433	Level 1
Subordinated debentures	110,518	112,167	Level 3
Accrued interest payable	78,310	78,310	Level 2
Acceptances outstanding	486	486	Level 2

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

18.    Leases
The Company’s operating leases comprise primarily real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 year to 12 years at March 31, 2026. In addition, the Company leases ATM equipment located at certain branches with remaining lease terms of up to 7 years. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. The Company did not have any finance leases at March 31, 2026 and December 31, 2025.
The table below summarizes supplemental balance sheet information related to operating leases:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Operating lease ROU assets	$55,594	$57,443
Current portion of long-term lease liabilities	17,409	17,532
Long-term lease liabilities	39,905	41,726
The Company assumed operating leases with the acquisition of Territorial. The ROU assets and related lease liabilities recorded for the assumed leases were $22.7 million and $21.1 million, respectively, at the close of the Territorial acquisition on April 2, 2025. ROU assets related to the acquisition reflect net favorable adjustments of approximately $1.9 million. The ROU assets from Territorial included 26 real estate and one equipment leases. See Note 15 - “Acquisitions” for additional information regarding the Merger.
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the three months ended March 31, 2026, the Company extended four leases and entered into one new lease contract, which had not yet commenced. Lease extension terms were up to 5 years each and the Company reassessed the ROU assets and lease liabilities related to these leases.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Operating lease cost	$4,698	$3,661
Variable lease cost	1,520	866
Sublease income	(148)	(92)
Net lease cost	$6,070	$4,435
The table below summarizes other information related to the Company’s operating leases:

	At or for the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$4,841	$3,939
Weighted-average remaining lease term - operating leases	5.1 years	3.4 years
Weighted-average discount rate - operating leases	4.07%	3.17%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2026
(Dollars in thousands)
2026	$14,905
2027	14,839
2028	9,852
2029	7,291
2030	5,496
2031 and thereafter	12,046
Total lease payments	64,429
Less: imputed interest	7,115
Total lease obligations	$57,314
At March 31, 2026, the Company had two operating lease commitments that had not yet commenced, totaling $37.7 million in lease payments over terms ranging from ten to 15 years.

19.    Investments in Tax Credit Structures
The Company invests in the equity of certain limited partnerships or limited liability companies that are typically associated with affordable housing partnerships and renewable energy projects that generate low-income housing tax credits, investment tax credits, and other income tax benefits for the Company.
Following the adoption of ASU 2023-02 in 2024, the Company elected to account for its tax credit investments using the proportional amortization method (“PAM”) on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 1 - “Summary of Significant Accounting Policies”, of its audited Consolidated Financial Statements included in its 2025 Annual Report on Form 10-K.
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
The following table presents the investments and unfunded commitments of the Company’s investments in tax credit structures at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Assets	Unfunded Commitments	Assets	Unfunded Commitments
		(Dollars in thousands)
PAM:
Investments in renewable energy tax credits	$30,404	$39,605	$12,440	$12,405
Equity method:
Investments in affordable housing partnerships	29,966	15,978	27,941	20,478
Total	$60,370	$55,583	$40,381	$32,883
The increase in both investments and their unfunded commitments reflected new investments made. During the three months ended March 31, 2026, the Company made new commitments to invest $25.0 million in renewable energy tax credit investments. No new commitments to investments in renewable energy tax credit investments or affordable housing partnerships were made during the same period of 2025.
The following table presents additional information related to tax credits and benefits, and amortization recorded for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Tax credits and benefits:
PAM
Investments in renewable energy tax credits	$8,130	$350
Equity method
Investments in affordable housing partnerships	2,321	2,660
Total	$10,451	$3,010
Amortization:
PAM
Investments in renewable energy tax credits	$7,036	$319
Equity method
Investments in affordable housing partnerships	2,474	1,961
Total	$9,510	$2,280

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
At March 31, 2026 and December 31, 2025, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
At March 31, 2026 and December 31, 2025, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.
Regulatory Developments
On March 19, 2026, the Federal Reserve, Office of the Comptroller of the Currency, and FDIC jointly issued a notice of proposed rulemaking (the “Proposed Rule”) that would revise the regulatory capital framework applicable to banking organizations. The Proposed Rule is intended to enhance the resilience of the banking system by strengthening risk-based capital requirements, refining the measurement of risk-weighted assets, and incorporating elements of international standards, including aspects of the Basel III framework. The Proposed Rule, if adopted as issued, could impact the Company’s capital requirements and the calculation of risk-weighted asset. The Proposed Rule remains subject to public comment and may be revised before final adoption. The Company is currently evaluating the potential effects of the Proposed Rule. At this time, the full impact cannot be reasonably estimated due to uncertainties regarding the final form and implementation timeline of the rule.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
March 31, 2026	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,906,632	12.36%	4.50%	N/A	7.00%
Bank	$1,963,511	12.73%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,013,602	13.05%	6.00%	N/A	8.50%
Bank	$1,963,511	12.73%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,171,355	14.07%	8.00%	N/A	10.50%
Bank	$2,121,264	13.75%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,013,602	11.11%	4.00%	N/A	N/A
Bank	$1,963,511	10.84%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2025	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,904,868	12.27%	4.50%	N/A	7.00%
Bank	$1,989,051	12.82%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,011,484	12.96%	6.00%	N/A	8.50%
Bank	$1,989,051	12.82%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,171,256	13.99%	8.00%	N/A	10.50%
Bank	$2,148,823	13.85%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,011,484	11.05%	4.00%	N/A	N/A
Bank	$1,989,051	10.93%	4.00%	5.00%	N/A

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 and the unaudited Consolidated Financial Statements and Notes set forth elsewhere in this Quarterly Report on Form 10-Q.
GENERAL

Hope Bancorp, Inc. is the holding company of Bank of Hope, the only regional Korean American bank in the United States with $18.66 billion in total assets at March 31, 2026. With the addition of Territorial Savings, a division of Bank of Hope, effective April 2, 2025, the Company became the largest regional bank catering to multicultural customers across the continental United States and Hawaii. Headquartered in Los Angeles, the Bank provides a full suite of commercial, corporate and consumer loans, deposit and fee-based products and services, including commercial and commercial real estate lending, SBA lending, residential mortgage and other consumer lending, treasury management services, foreign currency exchange solutions, interest rate derivative products, and international trade financing, among others. The Bank operates 45 full-service branches in California, New York, New Jersey, Washington, Texas, Illinois, Georgia and Alabama under the Bank of Hope banner, and 28 branches in Hawaii under the Territorial Savings banner. The Bank also operates SBA loan production offices, commercial loan production offices, and residential mortgage loan production offices throughout the United States, and a representative office in Seoul, South Korea. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
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

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A. The comparability of our operating results for the three months ended March 31, 2026, with past performance was impacted by acquisition accounting adjustments and merger-related expenses associated with the 2025 Territorial Merger. We have provided supplemental non-GAAP information to facilitate a better understanding of financial performance, identifying certain items as “notable”.

	At or for the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$230,144	$217,166
Interest expense	106,087	116,349
Net interest income	124,057	100,817
Provision for credit losses	8,650	4,800
Net interest income after provision for credit losses	115,407	96,017
Noninterest income	16,967	15,688
Noninterest expense	94,455	83,861
Income before income taxes	37,919	27,844
Income tax provision	8,379	6,748
Net income	$29,540	$21,096

Net income, excluding notable items (1)	$29,666	$22,874

Per Share Data:
Earnings per common share – basic	$0.23	$0.17
Earnings per common share – diluted	$0.23	$0.17
Earnings per common share – diluted excluding notable items (1)	$0.23	$0.19
Cash dividends declared per common share	$0.14	$0.14
Book value per common share (period end)	$17.86	$17.84
Tangible common equity (“TCE”) per share (period end) (1)	$13.73	$13.99

Common Share Count:
Number of common shares outstanding (period end)	127,822,689	121,074,988
Weighted average shares – basic	128,081,360	120,811,472
Weighted average shares – diluted	128,723,654	121,433,080

Selected Performance Ratios:
Return on average assets (“ROA”) (2)	0.64%	0.49%
Return on average stockholders’ equity (“ROE”) (2)	5.14%	3.93%
Return on average tangible common equity (“ROTCE”) (1) (2)	6.66%	5.02%
Net interest margin (2) (3)	2.90%	2.54%
Efficiency ratio (4)	66.98%	71.98%

ROA excluding notable items (1) (2)	0.64%	0.54%
ROE excluding notable items (1) (2)	5.16%	4.26%
ROTCE excluding notable items (1) (2)	6.69%	5.44%
Efficiency ratio excluding notable items (1) (4)	66.85%	69.82%

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$18,521,103	$17,084,378
Loans	14,689,516	13,455,201
Deposits	15,567,672	14,471,459
FHLB and FRB borrowings	284,936	121,400
Stockholders’ equity	2,299,203	2,148,079

	March 31, 2026	March 31, 2025
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$18,656,864	$17,068,316
Interest earning cash and deposits at other banks	369,809	505,906
Loans receivable	14,639,689	13,335,294
Deposits	15,726,442	14,488,319
FHLB and FRB borrowings	284,966	100,000
Stockholders’ equity	2,283,380	2,160,033

Consolidated Capital Ratios (5)
Common equity Tier 1 capital ratio	12.36%	13.28%
Tier 1 capital ratio	13.05%	14.02%
Total capital ratio	14.07%	15.06%
Leverage ratio (6)	11.11%	11.92%
TCE ratio (1)	9.68%	10.20%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.06%	1.11%
Allowance for credit losses to nonaccrual loans	141.64%	175.89%
Nonaccrual loans to loans receivable	0.75%	0.63%
Nonperforming loans to loans receivable	0.82%	0.63%
Nonperforming assets to total assets	0.65%	0.49%
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
(4)Efficiency ratio is defined as noninterest expense divided by the sum of net interest income and noninterest income.
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
During the three months ended March 31, 2026 and 2025, our operating results included certain notable items as a result of the 2025 Merger with Territorial and other items. The following table summarizes the impact of non-core notable items recorded for the periods indicated and reconciles them to the most directly comparable GAAP financial measure.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except share and per share data)
Net income	$29,540	$21,096
Notable items:
FDIC special assessment (reversal)	(58)	—
Merger and restructuring-related costs	234	2,519
Total notable items included in pre-tax income	176	2,519
Tax effect on notable items in pre-tax income	(50)	(741)
Total notable items, net of tax	126	1,778
Net income excluding notable items (1)	$29,666	$22,874

Diluted common shares	128,723,654	121,433,080
EPS excluding notable items (1)	$0.23	$0.19

Average assets	$18,521,103	$17,084,378
ROA excluding notable items (annualized) (1)	0.64%	0.54%

Average equity	$2,299,203	$2,148,079
ROE excluding notable items (annualized) (1)	5.16%	4.26%

Average TCE (1)	$1,773,671	$1,681,446
ROTCE excluding notable items (annualized) (1)	6.69%	5.44%

_____________________________________________

(1)Non-GAAP financial measures.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Noninterest expense	$94,455	$83,861
Notable items:
FDIC special assessment (reversal)	58	—
Merger and restructuring-related costs	(234)	(2,519)
Noninterest expense excluding notable items (1)	$94,279	$81,342

Revenue (net interest income and noninterest income)	$141,024	$116,505

Efficiency ratio excluding notable items (1)	66.85%	69.82%
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

	March 31, 2026	March 31, 2025
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,283,380	$2,160,033
Less: Goodwill and CDI, net	(528,021)	(466,405)
TCE (1)	$1,755,359	$1,693,628

Total assets	$18,656,864	$17,068,316
Less: Goodwill and CDI, net	(528,021)	(466,405)
Tangible assets (1)	$18,128,843	$16,601,911

Common shares outstanding	127,822,689	121,074,988

Tangible book value per common share (1)	$13.73	$13.99
TCE ratio (1)	9.68%	10.20%
Return on average tangible common equity is calculated by dividing net income for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net income	$29,540	$21,096

Average stockholders’ equity	$2,299,203	$2,148,079
Less: Average goodwill and CDI, net	(525,532)	(466,633)
Average tangible common equity (1)	$1,773,671	$1,681,446

ROTCE (annualized) (1)	6.66%	5.02%
________________________________

(1)Non-GAAP financial measures.

Results of Operations
Overview
Net income for the first quarter of 2026 was $29.5 million, or $0.23 per diluted common share, an increase of $8.4 million over net income of $21.1 million, or $0.17 per diluted common share, for the same period of 2025. The year-over-year increase in net income was primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense and the provision for credit losses.
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
Comparison of Three Months Ended March 31, 2026, with the Three Months Ended March 31, 2025
Net interest income was $124.1 million for the first quarter of 2026, compared with $100.8 million for the same period of 2025, an increase of $23.2 million, or 23.1%. The year-over-year increase in net interest income was primarily driven by a lower cost of deposits and an increase in the average balance of interest earning assets, partially offset by an increase in the average balance of interest bearing deposits. The year-over-year growth in average earning assets primarily reflected the acquisition of Territorial, which closed in the second quarter of 2025. As of March 31, 2026, the Federal Funds target rate was cut by an aggregate 75 basis points since March 31, 2025, favorably impacting funding costs for the first quarter of 2026 compared with the prior-year period.
Net Interest Margin
Net interest margin is impacted by the weighted average rates earned on interest earning assets and paid on interest bearing liabilities. The net interest margin for the first quarter of 2026 was 2.90%, up 36 basis points from 2.54% for the same period of 2025. The net interest margin expansion year over year was primarily driven by funding cost improvements, with the cost of interest bearing deposits decreasing 77 basis points to 3.37% for the first quarter of 2026, down from 4.14% for the first quarter of 2025, exceeding the decline in the Federal Funds target rate over the same period.
The weighted average yield on loans decreased to 5.69% for the first quarter of 2026, down 19 basis points from 5.88% for the same period of 2025. The year-over-year decrease in average loan yields was driven by the downward repricing of variable rate loans, reflecting higher benchmark interest rates in 2025 versus 2026. At March 31, 2026, variable interest rate loans made up 43% of the loan portfolio. The total accretion of net discount on acquired loans was $4.6 million and $229 thousand for the three months ended March 31, 2026 and 2025, respectively.
The weighted average yield on investment securities for the three months ended March 31, 2026, was 3.63%, an increase of 54 basis points from 3.09% for the same period of 2025. The increase in average yields was primarily due to higher rates on new purchases of investment securities, and the sale of lower-yielding investment securities in the second quarter of 2025 as part of a strategic portfolio partial repositioning. At March 31, 2026, 24% of the investment portfolio consisted of securities with variable coupon rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average cost of deposits for the first quarter of 2026 was 2.64%, a decrease of 54 basis points from 3.18% for the same period of 2025. The weighted average cost of interest bearing deposits for the first quarter of 2026 was 3.37%, a decrease of 77 basis points from 4.14% for the same period of 2025. The year-over-year decrease in the cost of deposits was driven by decreases in market interest rates, the positive impact of the acquired Territorial deposits, which have a lower cost of funds, and the planned reductions of higher-costing time deposits.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,689,516	$205,919	5.69%	$13,455,201	$194,961	5.88%
Investment securities AFS and HTM(3)	2,149,595	19,218	3.63%	2,083,809	15,892	3.09%
Interest earning cash and deposits at other banks	437,990	3,778	3.50%	496,512	5,205	4.25%
FHLB stock and other investments	51,682	1,229	9.64%	87,065	1,108	5.16%
Total interest earning assets	17,328,783	230,144	5.39%	16,122,587	217,166	5.46%
Total noninterest earning assets	1,192,320			961,791
Total assets	$18,521,103			$17,084,378

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$5,862,722	$41,422	2.87%	$5,452,632	$50,619	3.76%
Time deposits	6,357,880	60,033	3.83%	5,674,095	62,966	4.50%
Total interest bearing deposits	12,220,602	101,455	3.37%	11,126,727	113,585	4.14%
FHLB and FRB borrowings	284,936	2,408	3.43%	121,400	356	1.19%
Convertible notes, net	444	2	2.00%	444	2	2.00%
Subordinated debentures, net	106,754	2,222	8.33%	105,371	2,406	9.13%
Total interest bearing liabilities	12,612,736	106,087	3.41%	11,353,942	116,349	4.16%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,347,070			3,344,732
Other liabilities	262,094			237,625
Stockholders’ equity	2,299,203			2,148,079
Total liabilities and stockholders’ equity	$18,521,103			$17,084,378

Net interest income/net interest spread (not annualized)		$124,057	1.98%		$100,817	1.30%
Net interest margin			2.90%			2.54%
Cost of deposits			2.64%			3.18%
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

	Three Months Ended March 31, 2026 over March 31, 2025
	Net Increase (Decrease)	Change due to:
		Rate	Volume

	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$10,958	$(6,497)	$17,455
Investment securities AFS and HTM	3,326	2,811	515
Interest earning cash and deposits at other banks	(1,427)	(857)	(570)
FHLB stock and other investments	121	696	(575)
Total interest income	$12,978	$(3,847)	$16,825
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$(9,197)	$(11,305)	$2,108
Time deposits	(2,933)	(10,015)	7,082
FHLB and FRB borrowings	2,052	1,196	856
Convertible notes, net	—	—	—
Subordinated debentures, net	(184)	(214)	30
Total interest expense	$(10,262)	$(20,338)	$10,076
NET INTEREST INCOME	$23,240	$16,491	$6,749

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
The provision for credit losses includes both provision for credit loss on loans and provision for unfunded loan commitments. The provision for credit losses for the first quarter of 2026 was $8.7 million, an increase from $4.8 million for the same period of the prior year.
The increase in provision for credit losses for the three months ended March 31, 2026, compared with the same period in 2025, was primarily due to increases in provision for credit losses on CRE loans offset partially by decreases in provision for credit losses on C&I loans, residential mortgage loans, and other consumer loans.
The recapture of provision for unfunded loan commitments was $550 thousand and $400 thousand for the three months ended March 31, 2026 and 2025, respectively. The year-over-year increase in the recapture of provision for unfunded loan commitments was primarily due to the change in balances of unfunded loan commitments.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer and foreign currency fees, other customer-driven income and fees, net gains on sales of SBA loans, net gains on sales of investment securities AFS, and other noninterest income. Noninterest income for the first quarter of 2026 was $17.0 million, compared with $15.7 million for the same period of 2025, an increase of $1.3 million.
Noninterest income by category is summarized in the tables below:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,335	$2,921	$414	14.2%
International service, wire transfer and foreign currency fees	2,255	1,953	302	15.5%
Other customer-driven income and fees	4,877	3,746	1,131	30.2%
Net gains on sales of SBA loans	3,266	3,131	135	4.3%
Net gains on sales of investment securities AFS	604	—	604	100.0%
Other noninterest income	2,630	3,937	(1,307)	(33.2)%
Total noninterest income	$16,967	$15,688	$1,279	8.2%
The year-over-year increase in noninterest income for the three months ended March 31, 2026, was primarily driven by increases in other customer-driven income and fees, net gains on sales of AFS securities, and service fees on deposit accounts, partially offset by a decrease in other noninterest income.
Service fees on deposit accounts increased for the three months ended March 31, 2026, compared with the same period of 2025, mainly due to increased business analysis fee income.
Other customer-driven income and fees for the three months ended March 31, 2026, included an increase of $885 thousand in customer-level swap fees driven by a higher volume of customer swap transactions, compared with the same period of 2025. Customer-level swap fee income represents fees earned from back-to-back swap transactions for our loan customers.
During the three months ended March 31, 2026 and 2025, we sold $53.0 million and $49.9 million in SBA guaranteed loans, respectively, and recorded $3.3 million and $3.1 million, respectively, in net gains on sale of SBA loans.
Other noninterest income for the three months ended March 31, 2026, included a decrease of $1.5 million in net gains on sale of other loans, compared with the same period of 2025.

Noninterest Expense
Noninterest expense for the first quarter of 2026 was $94.5 million, an increase of $10.6 million, or 12.6%, from $83.9 million for the first quarter of 2025. Noninterest expense included merger and restructuring-related costs, which we consider notable items. Excluding notable items, noninterest expense for the first quarter of 2026 was $94.3 million compared with $81.3 million in the year-ago period. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
The breakdown of changes in noninterest expense by category is shown in the following tables:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$56,223	$48,460	$7,763	16.0%
Occupancy, furniture and equipment	10,566	8,836	1,730	19.6%
Software-related expense	6,285	4,588	1,697	37.0%
Data and item processing	3,568	2,362	1,206	51.1%
Amortization of investments in affordable housing partnerships	2,474	1,961	513	26.2%
FDIC assessments	2,814	2,502	312	12.5%
FDIC special assessment (reversal)	(58)	—	(58)	(100.0)%
Earned interest credit expense	2,383	3,087	(704)	(22.8)%
Merger and restructuring-related costs	234	2,519	(2,285)	(90.7)%
Other noninterest expense	9,966	9,546	420	4.4%
Total noninterest expense	$94,455	$83,861	$10,594	12.6%
The year-over-year increase in noninterest expense for the three months ended March 31, 2026, compared with the same period of 2025, was primarily driven by increases in salaries and employee benefits; occupancy, furniture and equipment; software; and data and item processing, partially offset by a decrease in merger and restructuring-related costs.
Salaries and employee benefits expense increased $7.8 million, or 16.0%, for the first quarter of 2026, compared with the same period of 2025. The year-over-year increase in salaries and employee benefits was primarily due to an increase in headcount following the 2025 Territorial acquisition. The number of full-time equivalent employees was 1,424 and 1,227 at March 31, 2026 and 2025, respectively.
Occupancy, furniture and equipment expense increased $1.7 million, or 19.6%, for the first quarter of 2026, compared with the same period of 2025. The increase was primarily due to the increased number of Bank locations resulting from the Territorial acquisition. As of March 31, 2026, we operated 28 branches in Hawaii that were acquired in its 2025 Merger with Territorial.
Merger and restructuring-related costs decreased $2.3 million, or 90.7%, for the first quarter of 2026, compared with the same period of 2025. Merger and restructuring-related costs mainly comprised employee retention bonuses and professional fees related to the Territorial acquisition, which was completed on April 2, 2025. See Note 15 - “Acquisitions” of the Notes to Consolidated Financial Statements for additional information regarding the Merger.

Provision for Income Taxes
For the three months ended March 31, 2026, we recorded an income tax provision of $8.4 million on pretax income of $37.9 million, representing an effective tax rate of 22.10%, compared with an income tax provision of $6.7 million on pretax income of $27.8 million, representing an effective tax rate of 24.24%, for the three months ended March 31, 2025.
The year-over-year changes in the income tax provision or benefit, as well as the effective tax rates, for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, reflected the impact of renewable energy tax credit investments made in the first quarter of 2026 and a lower California state tax apportionment.
We invest in affordable housing partnerships and receive tax credits that reduce our overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three months ended March 31, 2026 and 2025, total tax credits and other tax benefits related to our investment in affordable housing partnerships were approximately $2.3 million and $2.7 million, respectively.
In addition to affordable housing partnerships, we invest in projects that qualify for renewable energy tax credits. Amortization of investments in renewable energy projects is recorded as a part of income tax expense under the proportional amortization method of accounting. For the three months ended March 31, 2026 and 2025, the total generated renewable energy tax credits and benefits was $8.1 million and $350 thousand, respectively. This was partially offset by amortization on the investments, which was $7.0 million and $319 thousand for the three months ended March 31, 2026 and 2025, respectively.

Financial Condition
At March 31, 2026, total assets were $18.66 billion, an increase of $125.2 million, or 0.7%, from $18.53 billion at December 31, 2025. The increase in total assets was primarily due to increases in investment securities and cash and cash equivalents, partially offset by a decrease in loans receivable during the three months ended March 31, 2026.
Investment Securities Portfolio
At March 31, 2026, we had $1.95 billion in investment securities AFS, compared with $1.83 billion at December 31, 2025. The net unrealized loss on the investment securities AFS at March 31, 2026, was $194.6 million, compared with a net unrealized loss on securities AFS of $185.3 million at December 31, 2025. The year-to-date increase in net unrealized loss position reflected movements in market interest rates during the period. At March 31, 2026, we had $236.1 million in investment securities HTM, compared with $239.8 million at December 31, 2025. We have the ability and intent to hold securities classified as HTM to maturity.
During the three months ended March 31, 2026, $277.9 million in investment securities was purchased, $34.1 million in investment securities was sold, $54.5 million in investment securities was paid down, and $68.5 million in investment securities was called.
We performed an analysis on our investment securities in unrealized loss positions at March 31, 2026 and December 31, 2025, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consisted of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At March 31, 2026, we also had four asset-backed securities, five corporate securities, and 30 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because full payment of principal and interest is expected.
Loans Receivable
At March 31, 2026, loans receivable totaled $14.64 billion, a decrease of $61.3 million, or 0.4%, from $14.70 billion at December 31, 2025. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,457,673	58%	$8,494,508	58%
C&I loans	3,680,935	25%	3,711,875	25%
Residential mortgage loans	2,466,187	17%	2,440,456	17%
Consumer and other loans	34,894	—%	54,173	—%
Total loans receivable, net of deferred costs and fees	14,639,689	100%	14,701,012	100%
Allowance for credit losses	(155,114)		(156,661)
Loans receivable, net of allowance for credit losses	$14,484,575		$14,544,351

The following tables present the segmentation by property type and geography of our largest loan segment, CRE loans, at March 31, 2026 and December 31, 2025.

	March 31, 2026				December 31, 2025
	Amount	%	Average Loan Size	Weighted Average LTV(1)	Amount	%	Average Loan Size	Weighted Average LTV(1)
	(Dollars in thousands)
Multi-tenant retail	$1,586,993	19%	$2,491	42%	$1,618,715	19%	$2,506	42%
Industrial warehouses	1,282,413	15%	2,617	41%	1,258,703	15%	2,553	39%
Multifamily	1,189,481	14%	2,384	59%	1,191,145	14%	2,363	59%
Gas stations and car washes	1,160,481	14%	2,018	50%	1,176,491	14%	2,021	50%
Hotels/motels	826,422	9%	2,289	41%	821,845	9%	2,277	43%
Mixed-use facilities	677,227	8%	1,866	48%	691,821	8%	1,855	49%
Single-tenant retail	648,494	8%	1,461	47%	658,440	8%	1,460	46%
Office	331,939	4%	2,000	55%	331,603	4%	1,962	54%
All other	754,223	9%	1,571	41%	745,745	9%	1,528	41%
Total CRE loans	$8,457,673	100%	2,107	47%	$8,494,508	100%	2,089	46%

CRE loans owner occupied	$2,722,474	32%	$2,367	45%	$2,692,265	32%	$2,305	45%
CRE loans non-owner occupied	5,735,199	68%	2,002	47%	5,802,243	68%	2,001	47%
__________________________________
(1)    Weighted average loan-to-value (“LTV”): LTVs are based on collateral value which utilizes the most recent available appraisal and property-specific data, including submarket appreciation or depreciation, and changes to vacancy, debt service coverage or rent per square foot.

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
	(Dollars in thousands)
CRE loans by geography
Southern California	$4,472,565	53%	$4,558,082	54%
Northern California	645,712	8%	676,501	8%
California	5,118,277	61%	5,234,583	62%
New York	1,140,080	14%	1,110,617	13%
Texas	676,355	8%	647,729	8%
New Jersey	356,001	4%	352,799	4%
Washington	167,756	2%	165,653	2%
Illinois	118,546	1%	115,787	1%
Other states	880,658	10%	867,340	10%
Total	$8,457,673	100%	$8,494,508	100%
Lines of credit or loan commitments to business customers are normally made for a period of three years or less. The same credit policies are used in making commitments and conditional obligations as for providing loan facilities to customers. Annual reviews of such commitments are performed prior to renewal.
The following table shows loan commitments and letters of credit outstanding as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,121,374	$2,200,436
Standby letters of credit	199,456	154,067
Other commercial letters of credit	30,475	18,848
Total loan commitments and letters of credit	$2,351,305	$2,373,351

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $120.5 million at March 31, 2026, compared with $136.1 million at December 31, 2025, a decrease of 11.4%. The year-to-date decrease in nonperforming loans was largely driven by the payoff of a large CRE nonaccrual loan during the first quarter of 2026. The ratio of nonperforming assets to total assets decreased to 0.65% at March 31, 2026, compared with 0.73% at December 31, 2025. Nonaccrual loans to loans receivable was 0.75% at March 31, 2026, decreased from 0.90% at December 31, 2025.
The following table summarizes the composition of our nonperforming assets as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans (1)	$109,512	$131,747
Accruing delinquent loans past due 90 days or more	10,642	3,943
Total nonperforming loans	120,154	135,690
OREO	365	365
Total nonperforming assets	$120,519	$136,055

Nonaccrual loans to loans receivable	0.75%	0.90%
Nonperforming loans to loans receivable	0.82%	0.92%
Nonperforming assets to total assets	0.65%	0.73%
Allowance for credit losses to nonaccrual loans	141.64%	118.91%
Allowance for credit losses to nonperforming loans	129.10%	115.46%
Allowance for credit losses to nonperforming assets	128.71%	115.15%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $19.4 million at March 31, 2026, and $15.6 million at December 31, 2025.
Allowance for Credit Losses
The ACL was $155.1 million at March 31, 2026, compared with $156.7 million at December 31, 2025. The ACL coverage ratio was 1.06% and 1.07% of loans receivable at March 31, 2026 and December 31, 2025, respectively. The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
CRE loans	$90,301	$85,144
C&I loans	54,509	60,172
Residential mortgage loans	9,937	10,557
Consumer and other loans	367	788
Total	$155,114	$156,661

Allowance for credit losses to loans receivable	1.06%	1.07%

The decrease in ACL at March 31, 2026, compared with December 31, 2025, was due to a decrease in ACL for C&I loans, which was due to overall improvements in credit metrics for C&I loans as result of charge offs made during the quarter to resolve problem loans. The ACL for CRE loans increased from December 31, 2025 to March 31, 2026, primarily driven by a weakening in the commercial real estate price index forecasts from December 31, 2025 to March 31, 2026. The third-party economic forecast used in the calculation at March 31, 2026, projected slightly higher GDP growth but lower growth in the CRE price index and unemployment rates remained largely unchanged relative to the forecast used at December 31, 2025.
The following table presents the provisions for credit losses on loans, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
LOANS:
Average loans	$14,689,516	$13,455,201
Loans receivable (end of period)	$14,639,689	$13,335,294

ALLOWANCE:
Balance, beginning of period	$156,661	$150,527
Less loan charge offs:
CRE loans	(907)	(905)
C&I loans	(10,162)	(7,555)
Consumer and other loans	—	(88)
Total loan charge offs	(11,069)	(8,548)
Plus loan recoveries:
CRE loans	90	6
C&I loans	231	171
Consumer and other loans	1	56
Total loan recoveries	322	233
Net loan charge offs	(10,747)	(8,315)
Provision for credit losses on loans	9,200	5,200
Balance, end of period	$155,114	$147,412

Net loan charge offs to average loans*	0.29%	0.25%
Allowance for credit losses to loans receivable at end of period	1.06%	1.11%
__________________________________
*    Annualized
Net loan charge offs as a percentage of average loans were 0.29%, annualized, for the three months ended March 31, 2026, compared with net loans charge offs of 0.25%, annualized, for the same period in 2025. Net loan charge offs for the three months ended March 31, 2026, primarily reflected C&I loan net charge offs of $9.9 million.
We believe the ACL at March 31, 2026 was adequate to absorb current expected lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of the tariffs, global trade tensions, inflation, potential economic recession, and the wars in Iran, the Gaza Strip, and Ukraine are worse than currently expected, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.
At March 31, 2026, we had $45.2 million in accrued interest receivables on loans, compared with $43.5 million at December 31, 2025.

Investments in Tax Credit Structures
At March 31, 2026, we had $30.0 million in investments in affordable housing partnerships, compared with $27.9 million at December 31, 2025. The increase in investments in affordable housing partnerships primarily reflected investment in affordable housing partnerships of $4.5 million, partially offset by amortization during the three months ended March 31, 2026. Off-balance sheet commitments to fund investments in affordable housing partnerships totaled $16.0 million and $20.5 million at March 31, 2026 and December 31, 2025, respectively. Investments in affordable housing partnerships provide low-income housing tax credits.
At March 31, 2026, we had $30.4 million in investments in renewable energy tax credits on the Consolidated Statements of Financial Condition, compared with $12.4 million at December 31, 2025, which was recorded in other assets. At March 31, 2026 and December 31, 2025, unfunded commitments were $39.6 million and $12.4 million, respectively, which were recorded in other liabilities. The increase in both investments in renewable energy tax credits and their unfunded commitments reflected new investments made. During the three months ended March 31, 2026, we made new commitments to invest $25.0 million in renewable energy tax credit investments.
Deposits, Borrowings, Convertible Notes, and Subordinated Debentures
Deposits
Deposits are the primary source of funds used in lending and investment activities. At March 31, 2026, total deposits were $15.73 billion, an increase of $123.3 million, or 0.8%, from $15.60 billion at December 31, 2025.
The following table sets forth the balances of our deposits by category for the periods indicated:

	March 31, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$3,387,757	22%	$3,371,759	22%
Money market, interest bearing demand and savings	6,036,197	38%	5,856,373	37%
Time deposits	6,302,488	40%	6,375,011	41%
Total deposits	$15,726,442	100%	$15,603,143	100%
At March 31, 2026, we had $1.04 billion in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $902.0 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2025. The California State Treasurer time deposits at March 31, 2026, had original maturities of six months, a weighted average interest rate of 3.67%, and were collateralized with a $330.0 million letter of credit issued by the FHLB. At March 31, 2026, time deposits owned by state and local governments in Hawaii were $293.9 million, and were collateralized by investment securities with an aggregate fair value of $315.6 million. At March 31, 2026, time deposits of more than $250 thousand totaled $3.19 billion, compared with $3.21 billion at December 31, 2025.
The Bank’s estimated insured deposits at March 31, 2026, were equivalent to approximately 61% of the Bank’s total deposits, compared with approximately 62% at December 31, 2025. The Bank’s estimated uninsured deposits at March 31, 2026, totaled $6.09 billion (39% of deposits), compared with $5.98 billion (38% of deposits) at December 31, 2025. Uninsured deposits are estimated based on the portion of account balances in excess of FDIC insurance limits.
The following is a schedule of time deposit maturities at March 31, 2026:

	March 31, 2026
	Balance	Percent
	(Dollars in thousands)
Three months or less	$2,249,723	36%
Over three months through six months	1,964,016	31%
Over six months through nine months	978,103	16%
Over nine months through twelve months	909,476	14%
Over twelve months	201,170	3%
Total time deposits	$6,302,488	100%

FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funds. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At March 31, 2026, borrowings totaled $285.0 million, consisting entirely of FHLB borrowings, compared with $284.9 million borrowings at December 31, 2025. At March 31, 2026 and December 31, 2025, the weighted average remaining maturity of total FHLB borrowings was 1.6 years and 1.9 years, respectively. The weighted average coupon rate for FHLB borrowings was 3.32% at both March 31, 2026 and December 31, 2025.
We did not have federal funds purchased at March 31, 2026, and December 31, 2025.
Subordinated Debentures
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $110.9 million at March 31, 2026, and $110.5 million at December 31, 2025. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. See Note 8 - “Convertible Notes and Subordinated Debentures” of the Notes to Consolidated Financial Statements for additional information regarding the subordinated debentures issued.
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
We invest in the equity of certain limited partnerships or limited liability companies that typically are associated with affordable housing partnerships and renewable energy projects that generate low-income tax credits, investment tax credits, and/or CRA credits. The unfunded commitments on affordable housing partnerships are off-balance sheet liabilities and are funded based on funding schedule or as called by the limited liability companies.

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
Total stockholders’ equity was $2.28 billion at both March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, stockholders’ equity increased by $112 thousand due to net income earned of $29.5 million, partially offset by cash dividends paid of $17.9 million, repurchases of treasury stock of $6.7 million, an increase in accumulated other comprehensive loss of $4.1 million, and a decrease in additional paid-in capital consisting of $687 thousand in stock-based compensation. The increase in accumulated other comprehensive loss from December 31, 2025 to March 31, 2026, primarily reflected an increase in unrealized losses on our investment securities AFS due to changes in market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. We had $28.6 million remaining of the $50.0 million stock repurchase plan at March 31, 2026. During the first quarter of 2026, we repurchased 604,161 shares, equivalent to 0.5% of shares outstanding, at an average price of $11.10 per share, for a total of $6.7 million.

At March 31, 2026 and December 31, 2025, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized” the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the tables below.

	March 31, 2026
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,906,632	12.36%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,013,602	13.05%	N/A	N/A
Total capital (to risk-weighted assets)	$2,171,355	14.07%	N/A	N/A
Leverage capital (to average assets)	$2,013,602	11.11%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,963,511	12.73%	6.50%	6.23%
Tier 1 capital (to risk-weighted assets)	$1,963,511	12.73%	8.00%	4.73%
Total capital (to risk-weighted assets)	$2,121,264	13.75%	10.00%	3.75%
Leverage capital (to average assets)	$1,963,511	10.84%	5.00%	5.84%

	December 31, 2025
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,904,868	12.27%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,011,484	12.96%	N/A	N/A
Total capital (to risk-weighted assets)	$2,171,256	13.99%	N/A	N/A
Leverage capital (to average assets)	$2,011,484	11.05%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,989,051	12.82%	6.50%	6.32%
Tier 1 capital (to risk-weighted assets)	$1,989,051	12.82%	8.00%	4.82%
Total capital (to risk-weighted assets)	$2,148,823	13.85%	10.00%	3.85%
Leverage capital (to average assets)	$1,989,051	10.93%	5.00%	5.93%

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
At March 31, 2026, our total borrowing capacity, cash and cash equivalents, and unpledged securities totaled $8.38 billion, compared with $8.39 billion at December 31, 2025. At March 31, 2026, our borrowing capacity comprised $4.30 billion from the FHLB ($4.02 billion unused and available to borrow), $1.60 billion from the FRB (entirely unused and available to borrow), and $331.2 million of Fed funds facilities with other banks (entirely unused). At March 31, 2026, our total remaining available borrowing capacity was $5.95 billion. In addition to these lines, cash and cash equivalents totaled $594.8 million, and unpledged investment securities AFS amounted to $1.84 billion.
At times we maintain a portion of our liquid assets in interest earning cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities AFS that are not pledged. Our liquid assets consist of cash and cash equivalents, interest earning cash deposits with other banks, liquid investment securities AFS, and loan repayments within 30 days. Liquid assets totaled $2.22 billion and $2.19 billion at March 31, 2026 and December 31, 2025, respectively. Our liquidity ratio, or total liquid assets as a percentage of total assets, at March 31, 2026 totaled 11.9%, compared with 11.8% at December 31, 2025. Cash and cash equivalents totaled $594.8 million at March 31, 2026 compared to $560.1 million at December 31, 2025. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
The following table presents the Company’s net interest income sensitivity related to a 12-month parallel ramp of 100, 200 and 300 bps applied in year 1 on implied forward market interest rates as of March 31, 2026, and March 31, 2025, on a balance sheet assuming static balances on assets and liabilities with deposit balances modeled to migrate from noninterest bearing deposits to interest bearing deposits as rates move.

Net Interest Income Sensitivity	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100	+ 200	+ 300
March 31, 2026	(8.5)%	(5.7)%	(2.8)%	3.8%	7.6%	10.7%
March 31, 2025	(6.6)%	(4.5)%	(2.3)%	2.5%	4.8%	6.8%
The year-over-year changes in the modeled net interest income sensitivity profile are primarily driven by growth in time deposits, which typically exhibits a lagged response to interest rate changes, along with an increase in money market deposits, partially offset by a lower cash balance and a slight decline in C&I loans.
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

Economic Value of Equity Sensitivity	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100	+ 200	+ 300
March 31, 2026	3.0%	4.1%	2.9%	(3.7)%	(8.1)%	(13.0)%
March 31, 2025	3.7%	4.5%	3.0%	(3.8)%	(8.3)%	(13.6)%
The year-over-year changes in the EVE profile reflect longer duration on interest-bearing non-maturity deposits driven by the acquisition of Territorial Bank along with a shortening of the investment and CRE loan portfolios. These changes were almost entirely offset by the increase in longer duration fixed-rate residential mortgage loans from the acquisition of Territorial Bank.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $459 thousand at March 31, 2026. It is reasonably possible the Company may incur losses in excess of this accrued loss contingency. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

Item 1A.Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2025, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on the Company’s business, financial condition, results of operations, and stock price.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2026.
In January 2022, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The stock repurchase authorization does not have an expiration date and may be modified, amended, suspended, or discontinued at the Company’s discretion at any time without notice. The Board of Directors reaffirmed this repurchase program in December 2025.
The following table summarizes stock repurchase activities during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
January 1, 2026 to January 31, 2026	—	$—	—	$35,333
February 1, 2026 to February 28, 2026	—	—	—	35,333
March 1, 2026 to March 31, 2026	604,161	11.10	604,161	28,628
Total	604,161	11.10	604,161

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on May 29, 2024)

3.2	Amended and Restated Bylaws of Hope Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on January 16, 2026)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
__________________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPE BANCORP, INC.

Date:	May 6, 2026	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	May 6, 2026	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer