Form 10-Q
period 2026-06-30
HOPE BANCORP INC
filed 2026-08-06
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At July 31, 2026, there were 127,741,836 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “projects”, and similar expressions and statements. With respect to any such forward-looking statements, Hope Bancorp, Inc. (the “Company”) claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. With respect to the pending acquisition of the Commercial Banking Unit of SMBC MANUBANK (“SMBC”), factors that may cause actual outcomes to differ from what is expressed or forecasted in these forward-looking statements include, among other things: the failure to obtain required regulatory approvals or to satisfy or have waived other customary conditions to closing; difficulties and delays in integrating the Company and SMBC and achieving anticipated synergies, cost savings and other benefits from the transaction; higher than anticipated transaction costs; and deposit attrition, operating costs, customer loss and business disruption following the acquisition, including difficulties in maintaining relationships with employees and customers, which may be greater than expected. Other risks and uncertainties include, but are not limited to: possible deterioration in economic conditions in the Company’s areas of operation and in the U.S. generally or elsewhere, including as a result of the interest rate environment, supply chain disruptions, inflation, labor shortages, changes in the housing and real estate markets, consumer confidence and spending habits; risk of adverse economic or political conditions in South Korea; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; the possibility that the Company may discontinue or otherwise limit repurchases of its common stock; risk of significant non-earning assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; risk of natural disasters; risk of cybersecurity incidents; potential increases in deposit insurance assessments and regulatory risks associated with current and future regulations; the outcome of any legal proceedings that may be instituted against the Company; and the impact of U.S. and global trade policies, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom including fluctuations in commodity prices such as oil, as well as geopolitical instability and international tensions. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2026	December 31, 2025
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$214,045	$209,478
Interest earning cash in other banks	426,398	350,581
Total cash and cash equivalents	640,443	560,059
Interest earning deposits in other financial institutions	7,936	—
Investment securities available for sale (“AFS”), at fair value	1,946,810	1,833,082
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $216,827 and $227,024 at June 30, 2026 and December 31, 2025, respectively	232,443	239,782
Equity investments	45,250	42,476
Loans held for sale, at lower of cost or fair value	92,667	86,905
Loans receivable, net of allowance for credit losses of $153,218 and $156,661 at June 30, 2026 and December 31, 2025, respectively	14,788,302	14,544,351
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,700
Premises and equipment, net	69,968	69,589
Accrued interest receivable	53,592	52,211
Deferred tax assets, net	185,746	184,389
Bank owned life insurance (“BOLI”)	142,058	140,724
Investments in affordable housing partnerships	31,689	27,941
Operating lease right-of-use assets (“ROU”), net	54,581	57,443
Goodwill	484,129	480,916
Core deposit intangible assets, net	42,761	45,022
Servicing assets, net	14,654	12,954
Other assets	141,637	136,082
Total assets	$18,991,916	$18,531,626

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,548,452	$3,371,759
Interest bearing:
Money market and NOW accounts	5,066,860	4,700,146
Savings deposits	1,012,868	1,156,227
Time deposits	6,248,363	6,375,011
Total deposits	15,876,543	15,603,143
FHLB borrowings	472,000	284,922
Convertible notes and subordinated debentures, net	111,675	110,962
Accrued interest payable	63,865	78,310
Operating lease liabilities	56,041	59,258
Other liabilities	115,940	111,763
Total liabilities	$16,696,064	$16,248,358
Commitments and contingent liabilities (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 300,000,000 authorized shares at June 30, 2026 and December 31, 2025, respectively: issued and outstanding 145,897,397 and 127,741,836 shares, respectively, at June 30, 2026, and issued and outstanding 145,584,490 and 128,201,655 shares, respectively, at December 31, 2025	$146	$146
Additional paid-in capital	1,525,555	1,523,702
Retained earnings	1,199,120	1,172,394
Treasury stock, at cost; 18,155,561 and 17,382,835 shares at June 30, 2026 and December 31, 2025, respectively	(273,384)	(264,667)
Accumulated other comprehensive loss, net	(155,585)	(148,307)
Total stockholders’ equity	2,295,852	2,283,268
Total liabilities and stockholders’ equity	$18,991,916	$18,531,626

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$211,378	$211,363	$417,297	$406,324
Interest on investment securities	20,359	17,769	39,577	33,661
Interest on cash and deposits at other banks	3,808	8,783	7,586	13,988
Interest on other investments	632	1,177	1,861	2,285
Total interest income	236,177	239,092	466,321	456,258
INTEREST EXPENSE:
Interest on deposits	101,785	118,852	203,240	232,437
Interest on FHLB borrowings	3,180	364	5,588	720
Interest on other debt	2,243	2,421	4,467	4,829
Total interest expense	107,208	121,637	213,295	237,986

NET INTEREST INCOME	128,969	117,455	253,026	218,272
PROVISION FOR CREDIT LOSSES	6,770	11,092	15,420	15,892
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	122,199	106,363	237,606	202,380
NONINTEREST INCOME:
Service fees on deposit accounts	3,395	3,106	6,730	6,027
International service, wire transfer and foreign currency fees	1,982	1,590	4,237	3,543
Other customer-driven income and fees	5,739	4,733	10,616	8,479
Net gains on sales of SBA loans	4,447	3,998	7,713	7,129
Net gains (losses) on sales of investment securities AFS	1,172	(38,856)	1,776	(38,856)
Other noninterest income	2,115	2,473	4,745	6,410
Total noninterest income (loss)	18,850	(22,956)	35,817	(7,268)
NONINTEREST EXPENSE:
Salaries and employee benefits	56,901	52,834	113,124	101,294
Occupancy, furniture and equipment	11,353	11,093	21,919	19,929
Software and subscriptions	7,144	6,067	13,429	10,655
Data and item processing	3,206	3,143	6,774	5,505
Amortization of investments in affordable housing partnerships	2,554	2,430	5,028	4,391
Federal Deposit Insurance Corporation (“FDIC”) assessments	2,783	2,488	5,597	4,990
FDIC special assessment (reversal)	—	—	(58)	—
Earned interest credit expense	2,501	3,310	4,884	6,397
Merger-related costs	2,058	17,281	2,292	19,800
Other noninterest expense	9,964	10,827	19,930	20,373
Total noninterest expense	98,464	109,473	192,919	193,334
INCOME (LOSS) BEFORE INCOME TAXES	42,585	(26,066)	80,504	1,778
INCOME TAX PROVISION (BENEFIT)	9,554	(1,316)	17,933	5,432
NET INCOME (LOSS)	$33,031	$(24,750)	$62,571	$(3,654)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.26	$(0.19)	$0.49	$(0.03)
Diluted	$0.26	$(0.19)	$0.49	$(0.03)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income (loss)	$33,031	$(24,750)	$62,571	$(3,654)
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities AFS	(4,679)	10,480	(13,398)	43,185
Change in unrealized net holding gains (losses) on interest rate contracts used in cash flow hedges	855	(856)	3,642	(2,040)
Reclassification adjustments for net (gains) losses realized in net income (loss)	(392)	38,475	(190)	37,420
Tax effect	1,026	(13,191)	2,668	(22,097)
Other comprehensive (loss) income, net of tax	(3,190)	34,908	(7,278)	56,468
Total comprehensive income	$29,841	$10,158	$55,293	$52,814

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, MARCH 31, 2025	121,074,988	$138	$1,445,153	$1,185,721	$(264,667)	$(206,312)	$2,160,033
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	72,716	1					1
Stock-based compensation, net of tax settlements			1,657				1,657
Issuance of shares in exchange for Territorial Bancorp Inc. (“Territorial”) common stock	6,976,754	7	73,319				73,326
Cash dividends declared on common stock ($0.14 per share)				(17,927)			(17,927)
Comprehensive income:
Net loss				(24,750)			(24,750)
Other comprehensive income						34,908	34,908
BALANCE, JUNE 30, 2025	128,124,458	$146	$1,520,129	$1,143,044	$(264,667)	$(171,404)	$2,227,248

BALANCE, MARCH 31, 2026	127,822,689	$146	$1,523,015	$1,183,986	$(271,372)	$(152,395)	$2,283,380
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	87,712						—
Stock-based compensation, net of tax settlements			2,540				2,540
Cash dividends declared on common stock ($0.14 per share)				(17,897)			(17,897)
Comprehensive income:
Net income				33,031			33,031
Other comprehensive loss						(3,190)	(3,190)
Repurchase of treasury stock	(168,565)				(2,012)		(2,012)
BALANCE, JUNE 30, 2026	127,741,836	$146	$1,525,555	$1,199,120	$(273,384)	$(155,585)	$2,295,852

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2024	120,755,658	$138	$1,445,373	$1,181,533	$(264,667)	$(227,872)	$2,134,505
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	392,046	1					1
Stock-based compensation, net of tax settlements			1,437				1,437
Issuance of shares in exchange for Territorial common stock	6,976,754	7	73,319				73,326
Cash dividends declared on common stock ($0.28 per share)				(34,835)			(34,835)
Comprehensive income:
Net loss				(3,654)			(3,654)
Other comprehensive income						56,468	56,468
BALANCE, JUNE 30, 2025	128,124,458	$146	$1,520,129	$1,143,044	$(264,667)	$(171,404)	$2,227,248

BALANCE, DECEMBER 31, 2025	128,201,655	$146	$1,523,702	$1,172,394	$(264,667)	$(148,307)	$2,283,268
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	312,907						—
Stock-based compensation, net of tax settlements			1,853				1,853
Cash dividends declared on common stock ($0.28 per share)				(35,845)			(35,845)
Comprehensive income:
Net income				62,571			62,571
Other comprehensive loss						(7,278)	(7,278)
Repurchase of treasury stock	(772,726)				(8,717)		(8,717)
BALANCE, JUNE 30, 2026	127,741,836	$146	$1,525,555	$1,199,120	$(273,384)	$(155,585)	$2,295,852

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$62,571	$(3,654)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Discount accretion, net of depreciation and amortization	28,196	18,122
Stock-based compensation expense	3,712	3,572
Provision for credit losses	15,420	15,892
Gains on BOLI	(1,335)	(1,101)
Net gains on sales of loans	(8,220)	(8,998)
Net change in fair value of derivatives	(5,332)	(3,243)
Net (gains) losses on sales of investment securities AFS	(1,776)	38,856
Net change in deferred income taxes	(1,909)	409
Proceeds from sales of loans held for sale	174,229	85,510
Originations of loans held for sale	(160,057)	(66,870)
Originations of servicing assets	(3,560)	(3,430)
Net change in accrued interest receivable	(1,381)	2,798
Net change in other assets	11,877	6,081
Net change in accrued interest payable	(14,445)	(22,724)
Net change in other liabilities	(23,774)	(25,299)
Net cash provided by operating activities	74,216	35,921

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest earning deposits in other financial institutions	(8,184)	—
Redemption of interest earning deposits in other financial institutions	248	—
Investment securities available for sale:
Purchase of securities	(493,279)	(686,655)
Proceeds from matured, called, or paid-down securities	210,757	112,547
Proceeds from sales of securities	156,047	953,057
Investment securities held to maturity:
Proceeds from matured, called, or paid-down securities	8,930	6,787
Equity investments:
Purchase of investments	(2,934)	(47,597)
Proceeds from redemptions of investments	114	134
Proceeds from sales of loans held for sale previously classified as held for investment	62,026	108,662
Net change in loans receivable	(325,633)	119,173
Redemption of FHLB and Federal Reserve Bank ("FRB") stock	450	10,347
Purchase of premises and equipment	(6,423)	(5,148)
Proceeds from BOLI death benefits	—	964
Investments in affordable housing partnerships	(8,776)	(2,824)
Investments in renewable energy tax credits	(4,969)	—
Proceeds from terminations of derivatives	3,815	—
Net cash received from the acquisition of Territorial	—	86,696
Net cash (used in) provided by investing activities	(407,811)	656,143

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	273,400	(54,560)
Proceeds from FHLB advances	322,000	100,000
Repayment of FHLB advances	(135,000)	(330,000)
Proceeds from FRB borrowings	212,000	172,100
Repayment of FRB borrowings	(212,000)	(311,100)
Purchase of treasury stock	(8,717)	—
Cash dividends paid on common stock	(35,845)	(34,835)
Taxes paid in net settlement of restricted stock	(1,859)	(2,135)
Issuance of additional stock pursuant to various stock plans	—	1
Net cash provided by (used in) financing activities	413,979	(460,529)

NET CHANGE IN CASH AND CASH EQUIVALENTS	80,384	231,535
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	560,059	458,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$640,443	$689,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$226,949	$261,049
Cash paid for income taxes, net	5,316	1,799

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to loans held for sale	74,584	115,879
Transfer from loans held for sale to loans receivable	125	—
Lease liabilities arising from obtaining ROU assets	5,501	3,297
New commitments to fund investments in renewable energy tax credits	25,000	—
Merger with Territorial (See Note 15 - “Acquisitions”):
Identifiable assets acquired, net of cash	(3,213)	1,844,093
Liabilities assumed	—	1,871,117
Goodwill	3,213	13,654
Issuance of common stock as consideration	—	73,326

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At June 30, 2026, the Bank operated 45 full-service branches in California, New York, New Jersey, Washington, Texas, Illinois, Georgia and Alabama under the Bank of Hope banner, and 28 branches in Hawaii under the Territorial Savings banner. The Bank also operates SBA loan production offices, commercial loan production offices, and residential mortgage loan production offices throughout the United States, and a representative office in Seoul, South Korea. The Bank is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. The Bank is an Equal Opportunity Lender. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
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
The Consolidated Financial Statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally the Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments that, in the opinion of management, are necessary to fairly present the Company’s financial position at June 30, 2026 and December 31, 2025, and the results of operations for the three and six months ended June 30, 2026 and 2025. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, and did not have an impact on the prior year net loss or stockholders’ equity. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
During the fourth quarter of 2025, the Company early adopted ASU 2025-08 effective January 1, 2025. As a result, ASU 2025-08 was applied to the acquisition of Territorial. With the adoption, the Company reversed $3.9 million in provision for credit losses which was offset by a reduction to the accretable discount on loans acquired from Territorial as of April 2, 2025. The presentation of prior-year periods have been adjusted on a prospective basis to reflect the early adoption of ASU 2025-08.
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

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$49,325	$—	$(33)	$49,292	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	9,902	12	—	9,914	—	—	—	—
Collateralized mortgage obligations (“CMO”)	643,680	431	(94,562)	549,549	706,528	1,116	(91,137)	616,507
Mortgage-backed securities (“MBS”):
Residential	610,915	1,225	(50,505)	561,635	521,939	3,549	(48,105)	477,383
Commercial	542,619	82	(47,314)	495,387	502,092	1,807	(43,157)	460,742
Asset-backed securities	155,636	309	(25)	155,920	129,854	150	(4)	130,000
Corporate securities	20,508	—	(1,350)	19,158	23,009	—	(1,873)	21,136
Municipal securities	114,708	118	(8,871)	105,955	134,969	645	(8,300)	127,314
Total investment securities AFS	$2,147,293	$2,177	$(202,660)	$1,946,810	$2,018,391	$7,267	$(192,576)	$1,833,082

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$128,523	$—	$(9,061)	$119,462	$133,121	$—	$(7,358)	$125,763
Commercial	103,920	—	(6,555)	97,365	106,661	18	(5,418)	101,261
Total investment securities HTM	$232,443	$—	$(15,616)	$216,827	$239,782	$18	$(12,776)	$227,024
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at June 30, 2026 and December 31, 2025, totaled $8.7 million and $8.3 million, respectively, and was included in accrued interest receivable on the Consolidated Statements of Financial Condition.
At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
Investments AFS and HTM of $18.5 million and $516.7 million, respectively, were acquired as part of the merger with Territorial Bancorp Inc. (“Territorial”) completed on April 2, 2025 (“the Merger”) and, immediately upon the Merger, all of the acquired investments were categorized as AFS according to management intent and sold. The investment securities were sold at a market value of $535.2 million, with no gain or loss impact on the Consolidated Statements of Income (Loss). See Note 15 - “Acquisitions” for additional information regarding the Merger with Territorial.

The table below summarizes the proceeds from and gains and losses on the sales of investment securities AFS, for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Proceeds from sales of investment securities AFS	$121,971	$953,057	$156,047	$953,057

Gains from sales of investment securities AFS	$1,317	$—	$2,163	$—
Losses from sales of investment securities AFS	(145)	(38,856)	(387)	(38,856)
Net gains (losses) on sales of investment securities AFS	$1,172	$(38,856)	$1,776	$(38,856)
At June 30, 2026 and December 31, 2025, $139.9 million and $129.3 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive loss.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Interest income on investment securities:
Taxable	$20,040	$17,303	$38,933	$32,662
Nontaxable	319	466	644	999
Total	$20,359	$17,769	$39,577	$33,661
The amortized cost and estimated fair value of investment securities at June 30, 2026, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$88,462	$88,391	$—	$—
Due after one year through five years	16,046	15,763	30,352	29,922
Due after five years through ten years	77,152	73,578	—	—
Due after ten years	1,965,633	1,769,078	202,091	186,905
Total	$2,147,293	$1,946,810	$232,443	$216,827
Securities with carrying values of approximately $232.4 million and $229.2 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

The following tables present gross unrealized losses and estimated fair values of the Company’s investment portfolio, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated. The length of time that the individual securities have been in a continuous unrealized loss position is not a factor in determining credit impairment under the current expected credit losses (“CECL”) accounting standard.

	June 30, 2026
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	4	$49,292	$(33)	—	$—	$—	4	$49,292	$(33)
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	3	34,205	(48)	40	438,924	(94,514)	43	473,129	(94,562)
MBS:
Residential	16	156,045	(1,900)	43	258,414	(48,605)	59	414,459	(50,505)
Commercial	17	160,240	(2,686)	41	267,381	(44,628)	58	427,621	(47,314)
Asset-backed securities	2	17,001	(25)	—	—	—	2	17,001	(25)
Corporate securities	1	3,939	(61)	4	15,219	(1,289)	5	19,158	(1,350)
Municipal securities	10	31,759	(630)	18	63,151	(8,241)	28	94,910	(8,871)
Total	53	$452,481	$(5,383)	146	$1,043,089	$(197,277)	199	$1,495,570	$(202,660)

	December 31, 2025
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	—	$—	$—	40	$463,133	$(91,137)	40	$463,133	$(91,137)
MBS:
Residential	2	9,718	(19)	43	272,276	(48,086)	45	281,994	(48,105)
Commercial	7	64,572	(320)	41	272,407	(42,837)	48	336,979	(43,157)
Asset-backed securities	1	5,003	(4)	—	—	—	1	5,003	(4)
Corporate securities	1	3,946	(54)	4	17,190	(1,819)	5	21,136	(1,873)
Municipal securities	1	2,619	(12)	27	87,292	(8,288)	28	89,911	(8,300)
Total	12	$85,858	$(409)	155	$1,112,298	$(192,167)	167	$1,198,156	$(192,576)
The Company had CMO, MBS, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at June 30, 2026. The CMO and MBS were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on corporate and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. Under CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.

87.1% of the Company’s investment portfolio at June 30, 2026, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had two asset-backed securities, five corporate securities, and 28 municipal bonds in unrealized loss positions at June 30, 2026. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at June 30, 2026.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. If the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at June 30, 2026 and December 31, 2025.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government agency or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At June 30, 2026, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at June 30, 2026 and December 31, 2025.

3.    Equity Investments
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values at June 30, 2026 and December 31, 2025, consisted of mutual funds in the amounts of $4.4 million and $4.5 million, respectively, and were included in equity investments on the Consolidated Statements of Financial Condition.
There were no equity investments with readily determinable fair values that were purchased during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company purchased $127 thousand and $45.5 million in equity investments with readily determinable fair values, consisting of Community Reinvestment Act (“CRA”) mutual funds.
The net losses recognized from changes in fair value for equity investments with readily determinable fair values for the three and six months ended June 30, 2026, totaled $18 thousand and $46 thousand, respectively, and were recorded in other noninterest income and fees in the Consolidated Statements of Income (Loss). The net gains recognized from changes in fair value for equity investments with readily determinable fair values for the three and six months ended June 30, 2025, totaled $117 thousand and $743 thousand, respectively.

Equity Investments without Readily Determinable Fair Values
At June 30, 2026 and December 31, 2025, the Company also had equity investments without readily determinable fair values, which were carried at cost less any determined impairment. The balance of these investments was adjusted for changes in subsequent observable prices, and was included in equity investments on the Consolidated Statements of Financial Condition. The table below summarizes equity investments without readily determinable fair values by type:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Correspondent bank stock	$370	$370
Community Development Financial Institutions (“CDFI”) investments	1,010	1,010
CRA investments	39,456	36,636
Total	$40,836	$38,016
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and six months ended June 30, 2026 and 2025.

4.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by loan segment:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$8,516,724	$8,494,508
Commercial and industrial (“C&I”) loans	3,878,325	3,711,875
Residential mortgage loans	2,512,166	2,440,456
Consumer and other loans	34,305	54,173
Total loans receivable, net of deferred costs and fees	14,941,520	14,701,012
Allowance for credit losses	(153,218)	(156,661)
Loans receivable, net of allowance for credit losses	$14,788,302	$14,544,351
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred costs of $9.0 million and $4.7 million at June 30, 2026 and December 31, 2025, respectively. Net discount on acquired loans at June 30, 2026 and December 31, 2025, totaled $183.3 million and $192.8 million, respectively.
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
The Company had loans receivable of $14.94 billion at June 30, 2026, an increase of $240.5 million, or 1.6%, from December 31, 2025.
The Company had $92.7 million in loans held for sale at June 30, 2026, compared with $86.9 million at December 31, 2025. Loans held for sale at June 30, 2026, consisted of $72.7 million in SBA loans, $7.6 million in residential mortgage loans, and $12.3 million in other C&I and CRE loans, compared with $4.0 million in residential mortgage loans and $82.9 million in C&I loans at December 31, 2025. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three and six months ended June 30, 2026 and 2025.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2026
Balance, beginning of period	$90,301	$54,509	$9,937	$367	$155,114
Provision (credit) for credit loss on loans	4,122	2,735	310	(67)	7,100
Loans charged off	(440)	(8,759)	—	—	(9,199)
Recoveries of charge offs	51	103	—	49	203
Balance, end of period	$94,034	$48,588	$10,247	$349	$153,218

Six Months Ended June 30, 2026
Balance, beginning of period	$85,144	$60,172	$10,557	$788	$156,661
Provision (credit) for credit loss on loans	10,096	7,003	(310)	(489)	16,300
Loans charged off	(1,347)	(18,921)	—	—	(20,268)
Recoveries of charge offs	141	334	—	50	525
Balance, end of period	$94,034	$48,588	$10,247	$349	$153,218

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2025
Balance, beginning of period	$82,864	$58,424	$5,649	$475	$147,412
Initial allowance for purchased seasoned loans (“PSL”) and purchased credit deteriorated (“PCD”) loans acquired	84	59	3,528	300	3,971
Provision (credit) for credit loss on loans	(6,491)	15,893	(64)	754	10,092
Loans charged off	(67)	(13,748)	—	(999)	(14,814)
Recoveries of charge offs	910	1,919	—	15	2,844
Balance, end of period	$77,300	$62,547	$9,113	$545	$149,505

Six Months Ended June 30, 2025
Balance, beginning of period	$88,374	$57,243	$4,438	$472	$150,527
Initial allowance for PSL and PCD loans acquired	84	59	3,528	300	3,971
Provision (credit) for credit loss on loans	(11,102)	24,458	1,147	789	15,292
Loans charged off	(972)	(21,303)	—	(1,087)	(23,362)
Recoveries of charge offs	916	2,090	—	71	3,077
Balance, end of period	$77,300	$62,547	$9,113	$545	$149,505

The following tables break out the allowance for credit losses and loan balance by measurement methodology at June 30, 2026 and December 31, 2025:

	June 30, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$655	$4,209	$624	$—	$5,488
Collectively evaluated	93,379	44,379	9,623	349	147,730
Total	$94,034	$48,588	$10,247	$349	$153,218

Loans outstanding:
Individually evaluated	$63,647	$31,724	$16,601	$1	$111,973
Collectively evaluated	8,453,077	3,846,601	2,495,565	34,304	14,829,547
Total	$8,516,724	$3,878,325	$2,512,166	$34,305	$14,941,520

	December 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,846	$12,260	$87	$2	$15,195
Collectively evaluated	82,298	47,912	10,470	786	141,466
Total	$85,144	$60,172	$10,557	$788	$156,661

Loans outstanding:
Individually evaluated	$65,106	$53,136	$13,198	$307	$131,747
Collectively evaluated	8,429,402	3,658,739	2,427,258	53,866	14,569,265
Total	$8,494,508	$3,711,875	$2,440,456	$54,173	$14,701,012
At June 30, 2026 and December 31, 2025, reserves for unfunded loan commitments recorded in other liabilities were $2.5 million and $3.3 million, respectively. For the three and six months ended June 30, 2026, the Company recorded a reduction to reserves for unfunded commitments of $330 thousand and $880 thousand, respectively. For the three and six months ended June 30, 2025, the Company recorded an addition to reserves for unfunded commitments of $1.0 million and $600 thousand, respectively.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$55,249	$8,398	$63,647	$—
C&I loans	17,512	14,212	31,724	—
Residential mortgage loans	7,641	8,960	16,601	515
Consumer and other loans	—	1	1	—
Total	$80,402	$31,571	$111,973	$515

	December 31, 2025
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$37,371	$27,735	$65,106	$1,794
C&I loans	17,665	35,471	53,136	—
Residential mortgage loans	5,331	7,867	13,198	2,149
Consumer and other loans	—	307	307	—
Total	$60,367	$71,380	$131,747	$3,943
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $17.1 million and $15.6 million, at June 30, 2026 and December 31, 2025, respectively.
The following table presents the amortized cost of collateral-dependent loans at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$62,904	$—	$62,904	$59,525	$1,089	$60,614
C&I loans	2,148	26,088	28,236	4,289	47,495	51,784
Residential mortgage loans	7,641	—	7,641	5,331	—	5,331
Total	$72,693	$26,088	$98,781	$69,145	$48,584	$117,729

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the six months ended June 30, 2026, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. At June 30, 2026 and December 31, 2025, real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, gas station, warehouse, mixed-use, multifamily, restaurant properties, and real estate collateral securing residential mortgage loans consisted of underlying residential mortgage loan homes. Collateral dependent loans secured by other collateral at June 30, 2026 and December 31, 2025, consisted of loans secured by tax credits, and underlying businesses.

Accrued interest receivable on loans totaled $44.4 million at June 30, 2026, and $43.5 million at December 31, 2025. The Company has elected to exclude accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company writes off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
CRE loans	$313	$706	$554	$805
C&I loans	67	729	86	870
Residential mortgage loans	103	—	138	37
Consumer and other loans	—	7	—	7
Total	$483	$1,442	$778	$1,719
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at June 30, 2026 and December 31, 2025, by loan segment:

	June 30, 2026				December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$11,116	$4,801	$49,456	$65,373	$9,403	$4,129	$44,560	$58,092
C&I loans	584	461	28,232	29,277	2,189	759	22,449	25,397
Residential mortgage loans	—	2,322	12,297	14,619	5,994	5,703	8,052	19,749
Consumer and other loans	—	—	1	1	1,504	—	223	1,727
Total Past Due	$11,700	$7,584	$89,986	$109,270	$19,090	$10,591	$75,284	$104,965

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

The following tables present the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Term Loan by Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
CRE loans
Pass	$730,567	$1,376,450	$783,934	$390,958	$1,977,390	$2,975,211	$89,223	$—	$8,323,733
Special mention	—	331	—	3,126	32,482	43,190	995	11,054	91,178
Substandard	—	—	5,832	15,066	31,358	49,557	—	—	101,813
Subtotal	$730,567	$1,376,781	$789,766	$409,150	$2,041,230	$3,067,958	$90,218	$11,054	$8,516,724
Year-to-date gross charge offs	$—	$—	$243	$166	$80	$858	$—	$—	$1,347

C&I loans
Pass	$916,093	$972,792	$471,040	$172,175	$332,145	$223,286	$664,415	$4,538	$3,756,484
Special mention	1,154	—	13,885	11,476	2,936	2,136	3,386	—	34,973
Substandard	—	903	19,550	26,915	3,167	7,820	10,115	—	68,470
Doubtful / loss	—	—	4,416	2,056	11,926	—	—	—	18,398
Subtotal	$917,247	$973,695	$508,891	$212,622	$350,174	$233,242	$677,916	$4,538	$3,878,325
Year-to-date gross charge offs	$—	$228	$180	$7,467	$11,040	$6	$—	$—	$18,921

Residential mortgage loans
Pass	$164,323	$476,254	$294,075	$132,295	$399,173	$1,029,444	$—	$—	$2,495,564
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	871	3,983	11,748	—	—	16,602
Subtotal	$164,323	$476,254	$294,075	$133,166	$403,156	$1,041,192	$—	$—	$2,512,166
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$5,141	$734	$2,712	$423	$93	$18	$21,877	$464	$31,462
Special mention	—	—	—	—	—	—	1,000	1,843	2,843
Substandard	—	—	—	—	—	—	—	—	—
Subtotal	$5,141	$734	$2,712	$423	$93	$18	$22,877	$2,307	$34,305
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$1,816,124	$2,826,230	$1,551,761	$695,851	$2,708,801	$4,227,959	$775,515	$5,002	$14,607,243
Special mention	1,154	331	13,885	14,602	35,418	45,326	5,381	12,897	128,994
Substandard	—	903	25,382	42,852	38,508	69,125	10,115	—	186,885
Doubtful / loss	—	—	4,416	2,056	11,926	—	—	—	18,398
Total	$1,817,278	$2,827,464	$1,595,444	$755,361	$2,794,653	$4,342,410	$791,011	$17,899	$14,941,520
Total year-to-date gross charge offs	$—	$228	$423	$7,633	$11,120	$864	$—	$—	$20,268

	December 31, 2025
	Term Loan by Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
CRE loans
Pass	$1,430,615	$802,249	$429,368	$2,058,865	$1,691,770	$1,828,027	$93,163	$11,046	$8,345,103
Special mention	20	4,282	13,280	13,088	7,027	7,358	603	—	45,658
Substandard	—	1,548	4,478	30,030	32,104	35,587	—	—	103,747
Subtotal	$1,430,635	$808,079	$447,126	$2,101,983	$1,730,901	$1,870,972	$93,766	$11,046	$8,494,508
Year-to-date gross charge offs	$—	$—	$—	$100	$—	$1,461	$—	$—	$1,561

C&I loans
Pass	$1,236,925	$711,374	$244,744	$427,331	$221,747	$72,314	$607,783	$2,951	$3,525,169
Special mention	238	1,848	10,513	10,426	990	815	22,015	—	46,845
Substandard	7,506	25,230	33,998	4,756	29,288	589	12,863	—	114,230
Doubtful / loss	—	—	2,360	23,271	—	—	—	—	25,631
Subtotal	$1,244,669	$738,452	$291,615	$465,784	$252,025	$73,718	$642,661	$2,951	$3,711,875
Year-to-date gross charge offs	$4,190	$263	$11,409	$12,326	$448	$4,033	$—	$—	$32,669

Residential mortgage loans
Pass	$487,906	$307,380	$140,012	$418,492	$418,904	$654,564	$—	$—	$2,427,258
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	825	1,368	1,980	9,025	—	—	13,198
Subtotal	$487,906	$307,380	$140,837	$419,860	$420,884	$663,589	$—	$—	$2,440,456
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$12,555	$9,512	$2,335	$2,299	$140	$2,319	$23,206	$—	$52,366
Special mention	—	—	—	—	—	—	1,500	—	1,500
Substandard	—	—	50	—	—	257	—	—	307
Subtotal	$12,555	$9,512	$2,385	$2,299	$140	$2,576	$24,706	$—	$54,173
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$1,087	$—	$1,087

Total loans
Pass	$3,168,001	$1,830,515	$816,459	$2,906,987	$2,332,561	$2,557,224	$724,152	$13,997	$14,349,896
Special mention	258	6,130	23,793	23,514	8,017	8,173	24,118	—	94,003
Substandard	7,506	26,778	39,351	36,154	63,372	45,458	12,863	—	231,482
Doubtful / loss	—	—	2,360	23,271	—	—	—	—	25,631
Total	$3,175,765	$1,863,423	$881,963	$2,989,926	$2,403,950	$2,610,855	$761,133	$13,997	$14,701,012
Total year-to-date gross charge offs	$4,190	$263	$11,409	$12,426	$448	$5,494	$1,087	$—	$35,317

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three and six months ended June 30, 2026 and 2025, is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$17,256	$—	$45,098	$35,526
C&I loans	11,463	50,482	29,486	74,024
Consumer and other loans	—	6,329	—	6,329
Total	$28,719	$56,811	$74,584	$115,879
Loans transferred from held for investment to held for sale included the guaranteed portion of SBA loans totaling $16.8 million and $12.1 million for the three months ended June 30, 2026 and 2025, respectively, and $60.1 million and $58.7 million for the six months ended June 30, 2026 and 2025, respectively.
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
The Company uses a combination of a modeled and non-modeled approach that incorporates current and future economic conditions to estimate lifetime expected losses on a collective basis. The Company uses Probability of Default (“PD”), Loss Given Default (“LGD”), and Exposure at Default (“EAD”) methodologies with quantitative factors and qualitative considerations in the calculation of the allowance for credit losses for collectively assessed loans. The Company uses a reasonable and supportable period of two years, at which point loss assumptions revert back to historical loss information by means of a one-year reversion period. Included in the quantitative portion of the ACL analysis are inputs such as borrowers’ net operating income, debt coverage ratios, real estate collateral values, as well as factors that are more subjective or require management’s judgment, including key macroeconomic variables from Moody’s forecast scenarios such as gross domestic product (“GDP”), unemployment rates, interest rates, and CRE prices. These key inputs are utilized in the Company’s models to develop PD and LGD assumptions used in the calculation of estimated quantitative losses.
The ACL for the Company’s construction and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented approximately 1% of the Company’s total loan portfolio at June 30, 2026.
The Company’s Economic Forecast Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At June 30, 2026, the Company utilized the June 2026 consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The forecast projected GDP growth of 2.1% in 2026, 2.0% for 2027, and 2.0% for 2028, with unemployment projected to be 4.3% for 2026, 4.3% for 2027, and 4.1% in 2028. The CRE price index in the consensus scenario was projected to grow 0.7% for 2026, 3.2% for 2027, and 4.2% in 2028. The Company also utilized Moody’s December 2025 consensus economic forecast for the calculation of its December 31, 2025 ACL.

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
For loans that do not share similar risk characteristics such as nonaccrual loans above $1.0 million, the Company evaluates these loans on an individual basis in accordance with ASC 326. Such nonaccrual loans are considered to have different risk profiles than performing loans and are therefore evaluated individually. The Company elected to collectively assess nonaccrual loans with balances below $1.0 million along with the performing and accrual loans, in order to reduce the operational burden of individually assessing small nonaccrual loans with immaterial balances. For individually assessed loans, the ACL is measured using either 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral-dependent. For the collateral-dependent loans, the fair value of the loan’s collateral is determined by appraisals or independent valuations utilizing enterprise value, asset fair value, or other valuation techniques. The Company obtains a new appraisal to determine the fair value of collateral. The appraisals are based on an “as-is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third-party market data or other valuation techniques indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect the current valuations. If the fair value of the collateral is less than the amortized balance of the loan, the Company recognizes an ACL with a corresponding charge to the provision for credit loss on loans.
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
The tables below present the amortized cost, outstanding as of each period end, of loans modified to borrowers experiencing financial difficulty for the periods presented, disaggregated by loan segment and type of modification.

	Three Months Ended June 30, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$—	$—	$—
Term extension	425	3,496	—	—	3,921
Total Loan Modifications	$425	$3,496	$—	$—	$3,921
% of Loan Segment	—%	0.09%	—%	—%	0.03%

	Six Months Ended June 30, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$25,318	$—	$—	$25,318
Term extension	425	7,912	—	—	8,337
Total Loan Modifications	$425	$33,230	$—	$—	$33,655
% of Loan Segment	—%	0.86%	—%	—%	0.23%

	Three Months Ended June 30, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$—	$—	$—
Term extension	—	11,327	—	—	11,327
Total Loan Modifications	$—	$11,327	$—	$—	$11,327
% of Loan Segment	—%	0.30%	—%	—%	0.08%

	Six Months Ended June 30, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$8,590	$—	$8,590
Term extension	—	13,905	—	—	13,905
Total Loan Modifications	$—	$13,905	$8,590	$—	$22,495
% of Loan Segment	—%	0.37%	0.38%	—%	0.16%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Payment delay
C&I loans	Length of payment delay by a weighted average of:	N/A	0.9 years
Term extension
CRE loans	Extended term by a weighted average of:	0.2 years	0.2 years
C&I loans	Extended term by a weighted average of:	0.4 years	0.4 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Payment delay
Residential mortgage loans	Length of payment delay by a weighted average of :	N/A	0.3 years
Term extension
C&I loans	Extended term by a weighted average of:	0.3 years	0.3 years
As of June 30, 2026, commitments to lend additional funds to borrowers whose loans were modified in the six months ended June 30, 2026, totaled $325 thousand. As of December 31, 2025, commitments to lend additional funds to borrowers whose loans were modified in the year ended December 31, 2025, totaled $7 thousand.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulties, for the 12 months following modification, to understand the effectiveness of its modification efforts. Of loans modified in the 12 months prior to June 30, 2026, $36.8 million was current to 89 days delinquent, and $14.2 million was on nonaccrual status as of June 30, 2026. Of loans modified in the 12 months prior to June 30, 2025, $37.8 million was current to 89 days delinquent, and $31.8 million was on nonaccrual status as June 30, 2025.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the amortized cost basis, outstanding as of each period end, of modified loans that, within 12 months of the modification date, experienced a subsequent default during the periods presented:

	Three Months Ended June 30, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$7,690	$—	$—	$7,690
Term extension	—	—	—	—	—
Total	$—	$7,690	$—	$—	$7,690

	Six Months Ended June 30, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$7,690	$4,707	$—	$12,397
Term extension	—	6,494	—	—	6,494
Total	$—	$14,184	$4,707	$—	$18,891

Three Months Ended June 30, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
(Dollars in thousands)
Payment delay	$—	$—	$—	$—	$—
Term extension	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Six Months Ended June 30, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
(Dollars in thousands)
Payment delay	$—	$—	$2,544	$—	$2,544
Term extension	—	—	—	—	—
Total	$—	$—	$2,544	$—	$2,544

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
The carrying amount of the Company’s goodwill at June 30, 2026, and December 31, 2025, was $484.1 million and $480.9 million, respectively. The Company recorded goodwill of $19.7 million as a result of the Merger with Territorial on April 2, 2025. At December 31, 2025, the Company performed a qualitative assessment to test for impairment and management has concluded that there was no impairment. As the Company operates as single business unit, goodwill impairment was assessed based on the Company as a whole.
There were no triggering events during the three and six months ended June 30, 2026, that indicated goodwill was more than likely impaired. Therefore, there was no impairment of goodwill recorded during the three and six months ended June 30, 2026. The Company performed a remeasurement of certain assets acquired from Territorial and recorded an adjustment of $3.2 million, net of taxes, as an increase to goodwill in the six months ended June 30, 2026, to finalize the Company’s measurement of deferred taxes related to the acquisition of Territorial. See Note 15 - “Acquisitions” for additional information regarding the Territorial acquisition.
Intangible Assets
A core deposit intangible asset of $46.5 million, representing 4.1% of core deposits, was recorded as part of the acquisition of Territorial and will amortize over a period of 15 years ending in 2040. See Note 15 - “Acquisitions” for additional information regarding the acquisition of Territorial.
Amortization expense related to core deposit intangible assets totaled $1.1 million and $2.3 million for the three and six months ended June 30, 2026, respectively. Amortization expense related to core deposit intangible assets totaled $1.2 million and $1.5 million for the three and six months ended June 30, 2025, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2026 and December 31, 2025:

				June 30, 2026		December 31, 2025
Core Deposit Intangibles Related To:	Acquisition Year	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
			(Dollars in thousands)
Wilshire Bancorp	2016	10 years	$18,138	$(18,020)	$118	$(17,310)	$828
Territorial Bancorp	2025	15 years	46,520	(3,877)	42,643	(2,326)	44,194
Total			$64,658	$(21,897)	$42,761	$(19,636)	$45,022
Servicing Assets
Total servicing assets at June 30, 2026 totaled $14.7 million, comprising $13.7 million in SBA servicing assets and $1.0 million in mortgage related servicing assets. At December 31, 2025, servicing assets totaled $13.0 million and comprised $11.9 million in SBA servicing assets and $1.1 million in mortgage related servicing assets.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At June 30, 2026 and December 31, 2025, the Company did not have a valuation allowance on its servicing assets.

The changes in servicing assets for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$13,636	$10,775	$12,954	$10,051
Additions through originations of servicing assets	1,930	1,986	3,560	3,430
Amortization	(912)	(939)	(1,860)	(1,659)
Balance at end of period	$14,654	$11,822	$14,654	$11,822
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions was $1.15 billion and $1.09 billion at June 30, 2026, and December 31, 2025, respectively.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at June 30, 2026 and December 31, 2025, are presented below.

	June 30, 2026	December 31, 2025
SBA Servicing Assets:
Weighted-average discount rate	13.06%	9.83%
Constant prepayment rate	8.38%	8.74%
Mortgage Servicing Assets:
Weighted-average discount rate	10.44%	10.38%
Constant prepayment rate	3.18%	3.86%

6.    Deposits
Total deposits of $15.88 billion at June 30, 2026, were up $273.4 million, or 1.8%, from $15.60 billion at December 31, 2025. $1.67 billion in deposits were assumed in the Merger with Territorial on April 2, 2025. At June 30, 2026, noninterest bearing demand deposits and money market and NOW accounts increased, while savings and time deposits decreased, compared with December 31, 2025.
The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2026 and December 31, 2025 was $3.29 billion and $3.21 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at June 30, 2026 and December 31, 2025. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At June 30, 2026 and December 31, 2025, a letter of credit issued by the FHLB for $330.0 million was pledged as collateral for the California State Treasurer’s deposits. At June 30, 2026, time deposits owned by state and local governments in Hawaii in amounts greater than or equal to $250 thousand were $494.9 million, and were collateralized by investment securities with an aggregate fair value of $216.1 million, and a letter of credit issued by the FHLB for $285.0 million. At December 31, 2025, time deposits owned by state and local governments in Hawaii in amounts greater than or equal to $250 thousand were $193.7 million, and were collateralized by investment securities with an aggregate fair value of $205.5 million.
Brokered deposits at June 30, 2026 and December 31, 2025, totaled $897.9 million and $902.0 million, respectively. Brokered deposits at June 30, 2026, consisted of $505.3 million in money market and NOW accounts and $392.6 million in time deposit accounts. Brokered deposits at December 31, 2025, consisted of $455.8 million in money market and NOW accounts and $446.1 million in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $2.0 million and $2.5 million at June 30, 2026 and December 31, 2025, respectively.
The following is a breakdown of the Company’s deposits at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$3,548,452	22%	$3,371,759	22%
Money market and NOW accounts	5,066,860	32%	4,700,146	30%
Savings deposits	1,012,868	6%	1,156,227	7%
Time deposits	6,248,363	40%	6,375,011	41%
Total deposits	$15,876,543	100%	$15,603,143	100%

7.    Borrowings
At June 30, 2026, borrowings totaled $472.0 million compared with $284.9 million at December 31, 2025. Borrowings at June 30, 2026 and December 31, 2025 were net of discounts totaling $0 and $78 thousand, respectively, and had a weighted average effective rate of 3.67% and 3.32%, respectively.
The Company’s borrowings at June 30, 2026 included borrowings with put options that entitle the FHLB to require the Company to prepay the borrowings without any prepayment penalties. The Company’s borrowings at June 30, 2026 had remaining maturities of less than 12 months aside from the putable borrowings of $322.0 million, which had a remaining weighted average maturity of approximately 1.7 years.
The tables below summarize the Company’s borrowing lines at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate

	(Dollars in thousands)
FHLB	$4,042,084	$472,000	3.67%	$3,570,084
FRB Discount Window	1,640,186	—	—%	1,640,186
Unsecured Federal Funds lines	291,180	—	—%	291,180
Total	$5,973,450	$472,000	3.67%	$5,501,450

	December 31, 2025
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate

	(Dollars in thousands)
FHLB	$4,298,514	$285,000	3.32%	$4,013,514
FRB Discount Window	1,653,160	—	—%	1,653,160
Unsecured Federal Funds lines	331,180	—	—%	331,180
Total	$6,282,854	$285,000	3.32%	$5,997,854
The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At June 30, 2026, loans with a carrying amount of $8.79 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
The Company may also borrow from the FRB discount window up to the maximum amount, which is limited to 99% of the fair market value of the qualifying loans and securities that are pledged. At June 30, 2026, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $1.90 billion.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at June 30, 2026 and December 31, 2025.

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
The carrying value of the convertible notes at June 30, 2026 and December 31, 2025, was $444 thousand. Interest expense on the convertible notes for the three and six months ended June 30, 2026, totaled $2 thousand and $4 thousand, respectively. Interest expense on the convertible notes for the three and six months ended June 30, 2025, totaled $2 thousand and $4 thousand, respectively.
Subordinated Debentures
At June 30, 2026, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole or in part on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at June 30, 2026:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	7.08%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	6.78%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	6.88%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	5.58%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,912	Variable	6.78%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	17,346	Variable	5.72%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	12,495	Variable	5.33%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	20,085	Variable	5.31%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	16,525	Variable	5.61%	06/30/2037
Total		$126,000	$111,231
The carrying value of the subordinated debentures at June 30, 2026 and December 31, 2025, was $111.2 million and $110.5 million, respectively. At June 30, 2026 and December 31, 2025, acquired subordinated debentures had remaining discounts of $18.7 million and $19.4 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at June 30, 2026 and December 31, 2025, and the balance is included in the carry value of subordinated debenture and also included as part of other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes.

9.    Commitments and Contingencies
The following table presents a summary of commitments at the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,123,776	$2,200,436
Standby letters of credit	198,022	154,067
Other letters of credit	39,902	18,848
Commitments to fund tax credit investments and CRA investments	71,791	36,266
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
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $2.5 million at June 30, 2026, and $3.3 million at December 31, 2025.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $609 thousand at June 30, 2026, and $484 thousand at December 31, 2025. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

10.    Stockholders’ Equity
Total stockholders’ equity was $2.30 billion at June 30, 2026, compared with $2.28 billion at December 31, 2025.
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
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The Board of Directors reaffirmed the repurchase program in December 2025 and at June 30, 2026, $26.6 million remained for repurchases. During the six months ended June 30, 2026, the Company repurchased 772,726 shares of common stock for $8.7 million. The stock repurchases were recorded as treasury stock. See Part II, Item 2-“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
For the three months ended June 30, 2026 and 2025, the Company paid dividends of $0.14 per common share. For the six months ended June 30, 2026 and 2025, the Company paid dividends of $0.28 per common share.
The following table presents the changes to accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$(152,395)	$(206,312)	$(148,307)	$(227,872)

Unrealized net (losses) gains on investment securities AFS	(4,679)	10,480	(13,398)	43,185
Unrealized net gains (losses) on interest rate contracts used for cash flow hedges	855	(856)	3,642	(2,040)
Reclassification adjustments for net (gains) losses realized in net income	(392)	38,475	(190)	37,420
Tax effect	1,026	(13,191)	2,668	(22,097)
Other comprehensive (loss) income, net of tax	(3,190)	34,908	(7,278)	56,468
Balance at end of period	$(155,585)	$(171,404)	$(155,585)	$(171,404)
Reclassifications for net gains and losses realized in net income (loss) for the three and six months ended June 30, 2026 and 2025, related to net gains on interest rate contracts designated as cash flow hedges, amortization on unrealized losses from transferred investment securities to HTM, and net gains and losses on sales of investment securities AFS. Gains and losses on interest rate contracts are recorded in interest income and interest expense in the Consolidated Statements of Income (Loss). The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and amortized over the remaining life of the securities as an adjustment to yield.
For the three and six months ended June 30, 2026, the Company reclassified net gains of $56 thousand and $60 thousand on interest rate contracts designated as cash flow hedges, respectively, from other comprehensive income to net interest income, compared with net gains of $1.2 million and $3.2 million for the three and six months ended June 30, 2025, respectively.
For the three and six months ended June 30, 2026, the Company recorded a reclassification adjustment of $836 thousand and $1.6 million, respectively, from other comprehensive income to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM, compared with $860 thousand and $1.7 million for the three and six months ended June 30, 2025, respectively.
For the three and six months ended June 30, 2026, the Company reclassified net gains of $1.2 million and $1.8 million on the sale of investment securities AFS, respectively, from other comprehensive income to noninterest income, compared with net losses of $38.9 million for both the three and six months ended June 30, 2025.

11.    Earnings (Loss) Per Share (“EPS”)
EPS are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three and six months ended June 30, 2026, stock options and restricted share awards of 370,004 and 374,242 shares of common stock, respectively, were excluded in computing diluted earnings (loss) per common share because they were antidilutive. For the three and six months ended June 30, 2025, stock options and restricted share awards of 525,283 and 523,812 shares of common stock, respectively, were excluded in computing diluted earnings (loss) per common share because they were antidilutive.
Pursuant to the Territorial merger agreement, Territorial shareholders received 0.8048 shares of Hope Bancorp common stock in exchange for each share of Territorial common stock; accordingly, the Company issued 6,976,754 shares, or $73.3 million of equity, as part of the transaction, based on the closing price of the Company’s common stock on April 2, 2025.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at June 30, 2026. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 8 - “Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). Under the required if-converted method for calculating dilutive EPS for convertible instruments, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and six months ended June 30, 2026 and 2025, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and six months ended June 30, 2026 and 2025, as the conversion price exceeded the market price of the Company’s stock.
As part of a board-approved share repurchase program, during the three and six months ended June 30, 2026, the Company repurchased 168,565 and 772,726 shares of common stock, respectively, totaling $2.0 million and $8.7 million, respectively, which was recorded as treasury stock. At June 30, 2026, $26.6 million remained available for the repurchase of additional stock under this program.
The following tables present computations of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026			2025
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Loss (Numerator)	Weighted-Average Shares (Denominator)	Loss Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$33,031	127,778,952	$0.26	$(24,750)	128,001,605	$(0.19)
Effect of dilutive securities:
Stock options and restricted stock		529,909			—
Diluted EPS - common stock	$33,031	128,308,861	$0.26	$(24,750)	128,001,605	$(0.19)

	Six Months Ended June 30,
	2026			2025
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Loss (Numerator)	Weighted-Average Shares (Denominator)	Loss Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$62,571	127,929,320	$0.49	$(3,654)	124,426,400	$(0.03)
Effect of dilutive securities:
Stock options and restricted stock		545,077			—
Diluted EPS - common stock	$62,571	128,474,397	$0.49	$(3,654)	124,426,400	$(0.03)

12.    Segment Reporting
The Company’s reportable segment is determined by the Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review the performance of various lines of business, which are then aggregated if operating performance, product/services, and customers are similar. The CODM evaluates the financial performance of the Company’s businesses using revenue streams, comparative product pricing, and significant expenses to assess performance and return on assets. The CODM uses consolidated net income (loss) and profitability metrics to benchmark the Company against its competitors. Benchmarking analysis and monitoring of budget to actual results are used to assess performance and establish compensation. When making significant decisions, the CODM takes into consideration certain financial metrics including loan growth, deposit growth, return on assets, return on average tangible common equity, efficiency ratio, and net interest margin.
Interest income from loans and other earning assets, and income from fee-based businesses provide revenue from banking operations. Interest expense on deposits and other sources of funding, provisions for credit losses, and operating expenses, primarily salaries and employee benefits, occupancy, furniture and equipment, and data processing and communications, provide the significant expenses of banking operations. The Company currently operates as a single segment and all operations are domestic. The Merger did not result in any additional operating segments for the Company since Territorial branches became part of the Company’s single segment.
The following table presents certain segment income statement information, including significant expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income	$128,969	$117,455	$253,026	$218,272
Provision for credit losses	(6,770)	(11,092)	(15,420)	(15,892)
Noninterest income (loss)	18,850	(22,956)	35,817	(7,268)
Noninterest expense	(98,464)	(109,473)	(192,919)	(193,334)
Income (loss) before income taxes	$42,585	$(26,066)	80,504	1,778

Significant segment expenses
Salaries and employee benefits	$56,901	$52,834	$113,124	$101,294
Occupancy, furniture and equipment	11,353	11,093	21,919	19,929
Software and subscriptions	7,144	6,067	13,429	10,655
Data and item processing	3,206	3,143	6,774	5,505
Merger-related costs	2,058	17,281	2,292	19,800
The following table presents certain segment balance sheet information:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Total assets	$18,991,916	$18,531,626
Investment securities AFS and HTM	2,179,253	2,072,864
Total loans receivable	14,941,520	14,701,012
Total deposits	15,876,543	15,603,143

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
The 2024 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2024 Plan reserved for 4,500,000 shares available for grant to participants. At June 30, 2026, there were 1,191,163 remaining shares available for future grants under the 2024 Plan. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2024 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
The following is a summary of the stock option activity under the Company’s plans for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2026	400,660	$17.10
Granted	—	—
Exercised	—	—
Expired	(30,660)	16.12
Forfeited	—	—
Outstanding - June 30, 2026	370,000	$17.18	0.17	$—
Options exercisable - June 30, 2026	370,000	$17.18	0.17	$—
The following is a summary of the restricted stock and performance unit activity under the Company’s plans for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2026	2,108,923	$10.57
Granted	1,483,022	12.21
Vested	(482,602)	10.76
Forfeited	(372,383)	10.43
Outstanding (unvested) - June 30, 2026	2,736,960	$11.44
The total fair value of restricted stock and performance units vested during the six months ended June 30, 2026 and 2025, was $5.4 million and $6.2 million, respectively.

The total amounts charged against income related to stock-based payment arrangements were $2.7 million and $3.7 million for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, $1.7 million and $3.6 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $772 thousand and $1.1 million for the three and six months ended June 30, 2026, respectively, compared with $496 thousand and $1.1 million for the three and six months ended June 30, 2025, respectively.
Since all stock option grants were vested at June 30, 2026, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units at June 30, 2026 was $23.5 million, and is expected to be recognized over a weighted average vesting period of 2.32 years.

14.    Income Taxes
For the three months ended June 30, 2026, the Company recorded an income tax provision of $9.6 million on pretax income of $42.6 million, representing an effective tax rate of 22.44%, compared with an income tax benefit of $1.3 million on pretax loss of $26.1 million, representing an effective tax benefit rate of 5.05% for the three months ended June 30, 2025.
For the six months ended June 30, 2026, the Company recorded an income tax provision of $17.9 million on pretax income of $80.5 million, representing an effective tax rate of 22.28%, compared with an income tax provision of $5.4 million on pretax income of $1.8 million, representing an effective tax benefit rate of 305.51% for the six months ended June 30, 2025.
The year-over-year changes in the income tax provision or benefit, and effective tax rates for the three and six months ended June 30, 2026, compared with the three and six months ended June 30, 2025, reflected the impact of legislative changes in a significant state jurisdiction enacted in 2025 and the impact of merger-related costs and securities portfolio restructuring for the second quarter of 2025.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $627 thousand and $636 thousand at June 30, 2026 and December 31, 2025, respectively, that relate to uncertainties associated with federal and state income tax matters.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at June 30, 2026 or December 31, 2025.

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
Acquisition of Territorial Bancorp Inc.
On April 2, 2025, the Company completed the acquisition of Territorial Bancorp Inc., a Maryland corporation and its wholly owned subsidiary, Territorial Savings Bank, headquartered in Honolulu, Hawaii, in accordance with the Agreement and Plan of Merger by and between the Company and Territorial entered into on April 26, 2024. Under the merger agreement, Territorial merged with and into the Company, immediately followed by the merger of Territorial’s subsidiary bank, Territorial Savings Bank, with and into the Company’s subsidiary bank, Bank of Hope, with the Bank of Hope being the surviving bank. The Company acquired Territorial to expand its domestic presence to the Hawaii market, increase its low-cost deposit base, and to further diversify the Company’s loan portfolio by acquiring Territorial’s residential mortgage loan portfolio. After acquisition accounting adjustments, $1.92 billion in assets were acquired through the transaction, including $1.07 billion in loans receivable, and $1.67 billion in deposits were assumed. Following the Merger, the Bank currently operates 28 branches in Hawaii under the trade name Territorial Savings.
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
Fair values are primarily determined using inputs that are not observable from market-based information. Goodwill recorded from the Merger reflects expected cost savings and increased revenue opportunities through offering a broader array of products and services to the strategically important market of Hawaii. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange. The Company performed a remeasurement of certain assets acquired from Territorial and recorded an adjustment to goodwill in the first quarter of 2026. The Company finalized the purchase price allocation in the first quarter of 2026.
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
The acquired loans totaling $1.28 billion were valued at $1.07 billion. Net discounts of $202.0 million and $3.8 million on PSL and PCD loans, respectively, were recorded as reductions to loans receivable on the Company's Consolidated Statements of Financial Condition, the noncredit balance of which will be amortized or accreted using the effective interest rate method, at an individual loan level basis, as an adjustment to loan interest income on the Consolidated Statements of Income (Loss) over the remaining life of each loan.
In addition, an initial allowance for credit losses on PSL and PCD loans of $3.9 million and $63 thousand, respectively, was recorded on the Consolidated Statements of Financial Condition at the date of acquisition with no impact on the Consolidated Statements of Income (Loss), and was included in the initial amortized cost basis for the loans. The ACL on acquired loans was determined using a methodology consistent with the ACL on the Company’s existing loan receivables portfolio.
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
BOLI - The cash surrender value of Territorial’s BOLI was representative of the fair value of BOLI at acquisition date.
Leases - Under ASC 805, an acquiring company is required to adjust the ROU asset on operating leases to reflect favorable and unfavorable terms of the lease when compared with market terms at the point of acquisition. The adjustment represents the difference between the present value of current and future contract lease obligations and the estimated market lease rates over the remaining term of the lease. The favorable or unfavorable adjustments will be amortized or accreted on a straight-line basis over the remaining term of the lease agreements, to noninterest expense on the Consolidated Statements of Income (Loss).
CDI - The CDI represents the low cost of funding that acquired core deposits provide relative to the Company’s marginal cost of funds. The Company calculated the CDI from Territorial using the income approach, which estimates CDI valuation based on the cost savings a company will realize from acquiring low-cost, stable core deposits compared to alternative sources of funding. The Company will amortize the CDI over its estimated useful life.
Deposits - The fair values used for demand, savings and money market deposits were equal to the amount payable on demand at the acquisition date. The fair value of time deposits was estimated by discounting the estimated future cash flows using current rates offered for deposits with similar remaining maturities. Premiums and discounts will be accreted on a straight-line basis as a decrease and increase, respectively, to time deposit interest expense on the Consolidated Statements of Income (Loss), over the remaining weighted average term of each category of time deposits.
Borrowings - The fair value of FHLB advances was estimated by discounting the estimated future cash flows using rates available to the Company for debt with similar remaining maturities along with applicable prepayment fees. The fair value adjustment on outstanding FHLB advances will be amortized over the remaining term of the advances.

Pro Forma Information
The operating results for Territorial are included in the Condensed Consolidated Statements of Income (Loss) beginning on the acquisition date of April 2, 2025.
The following unaudited combined pro forma information presents the operating results for the three and six months ended June 30, 2026 and 2025, as if the Territorial acquisition had occurred on January 1, 2025. The pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisitions occurred on January 1, 2025, nor are they intended to represent or be indicative of future results of operations.
The pro forma information is based on the Company’s actual pre-tax income, excluding certain merger-related items, including noninterest expenses and provision for credit losses, and applying a pro forma effective tax rate. The historical pro forma information for the six months ended June 30, 2025, uses Territorial’s first quarter 2025 pre-tax income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Revenue (Net interest income and noninterest income)	$147,819	$94,499	$288,843	$223,149
Net income (loss)	37,697	(6,698)	66,419	8,443
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
Merger-Related Costs
The following table presents merger-related expenses associated with the Territorial Merger, which were included in the Consolidated Statements of Income (Loss) as provision for credit losses and noninterest expense. Merger-related costs consisted primarily of salaries and benefits, professional services, and other noninterest expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Merger-related provision for credit losses	$—	$553	$—	$553
Merger-related costs	137	17,142	371	19,495

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
The tables below present the fair value of the Company’s derivative financial instruments at June 30, 2026 and December 31, 2025. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities,” respectively, on the Company’s Consolidated Statements of Financial Condition.

	June 30, 2026
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities

	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate collars	$500,000	$—	$(28)
Total	$500,000	$—	$(28)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,511,725	$30,937	$(3,571)
Interest rate contracts with customers	1,511,725	3,571	(31,282)
Foreign exchange contracts with correspondent banks	14,921	425	(30)
Foreign exchange contracts with customers	2,751	—	(46)
Risk participation agreement	129,342	—	(3)
Mortgage banking derivatives	3,500	27	(18)
Total	$3,173,964	$34,960	$(34,950)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2025
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities

	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$625,000	$—	$—
Interest rate collars	500,000	27	—
Total	$1,125,000	$27	$—

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,314,389	$24,503	$(12,702)
Interest rate contracts with customers	1,314,389	12,702	(24,938)
Foreign exchange contracts with correspondent banks	19,910	149	(108)
Risk participation agreement	131,885	—	(15)
Mortgage banking derivatives	3,202	27	(15)
Total	$2,783,775	$37,381	$(37,778)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term Secured Overnight Financing Rate (“SOFR”) and Federal Funds Rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $10 thousand, net of taxes, from AOCI as a decrease to net interest income, due entirely to terminated swaps.
At June 30, 2026, $62 thousand in net pre-tax gains attributable to terminated swaps were included in AOCI, and will be accreted as an increase to net interest income over an expected remaining period of 1.1 years. This represents the unamortized fair value adjustments on $1.61 billion in notional value of terminated swaps that were designated as cash flow hedges on the changes in cash flows associated with certain variable rate loans, deposits, and borrowings. Prior to the termination of the swaps, the change in value of the swaps was recorded through accumulated other comprehensive income. $614.0 million in notional value of these swaps, with maturities through August 2027, and which were designated as cash flow hedges on the changes in cash flows associated with certain variable rate deposits and borrowings, were terminated by the Company during the six months ended June 30, 2026.
The table below presents the gains (loss) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(Dollars in thousands)
Interest rate contracts	Interest income and fees on loans	$(800)	$(819)	$(1,591)	$(1,816)
Interest rate contracts	Interest expense on deposits	856	1,897	1,651	3,773
Interest rate contracts	Interest expense on FHLB borrowings	—	163	—	1,196
Total		$56	$1,241	$60	$3,153
Derivatives not designated as hedges
The Company’s derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.
The Company offers a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Simultaneously, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer interest rate contracts are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities on the Consolidated Statements of Financial Condition. The change in fair value is recognized in the Consolidated Statements of Income (Loss) as other income and fees.

The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in “Other assets” and “Other liabilities” on the Consolidated Statements of Financial Condition. During the three and six months ended June 30, 2026, the changes in fair value on foreign exchange contracts were losses of $2 thousand and gains of $309 thousand, respectively, and were recognized in the Consolidated Statements of Income (Loss) as other income and fees. During the three and six months ended June 30, 2025, the changes in fair value on foreign exchange contracts were losses of $947 thousand and $1.4 million, respectively, and were recognized in the Consolidated Statements of Income (Loss) as other income and fees.
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
Equity Investments With Readily Determinable Fair Value
The fair value of the Company’s equity investments with readily determinable fair value consists of mutual funds. The fair value for these investments is obtained from unadjusted quoted prices in active markets on the date of measurement and is therefore classified as Level 1.

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
Other Real Estate Owned (“OREO”)
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

Premises Held For Sale
Premises held for sale consist of a branch location held for sale. The Company measured the fair value of its branch location held for sale as of June 30, 2026, based on a secured offer from an active buyer adjusted for broker fees and closing costs which the Company has determined to be a Level 2 input. If the fair value of the premises held for sale is less than the carrying amount, a charge is taken to reduce the property to its fair value (less estimated selling costs). If Level 2 inputs are not available, fair value may be based on the listed selling price, which is predominately determined using market transactions for similar properties (Level 3).
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$49,292	$49,292	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	9,914	—	9,914	—
CMO	549,549	—	549,549	—
MBS
Residential	561,635	—	561,635	—
Commercial	495,387	—	495,387	—
Asset-backed securities	155,920	—	155,920	—
Corporate securities	19,158	—	19,158	—
Municipal securities	105,955	—	105,209	746
Equity investments with readily determinable fair value	4,414	4,414	—	—
Interest rate contracts	34,508	—	34,508	—
Mortgage banking derivatives	27	—	27	—
Other derivatives	425	—	425	—

Liabilities:
Interest rate contracts	34,853	—	34,853	—
Mortgage banking derivatives	18	—	18	—
Other derivatives	107	—	104	3

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2026 and 2025.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$768	$807	$783	$812
Change in fair value included in other comprehensive income	(22)	—	(37)	(5)
Ending Balance	$746	$807	$746	$807

Risk participation agreements:
Beginning Balance	$8	$21	$15	$15
Change in fair value included in income	(5)	7	(12)	13
Ending Balance	$3	$28	$3	$28

The Company measures certain assets at fair value on a non-recurring basis including collateral-dependent loans, loans held for sale, OREO and premises held for sale. These fair value adjustments result from individually evaluated ACL recognized during the period, the application of the lower of cost or fair value on loans held for sale, and the application of fair value less costs to sell on OREO and premises held for sale.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$9,937	$—	$—	$9,937
C&I loans	18,917	—	—	18,917
Loans held for sale	11,525	—	11,525	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$25,876	$—	$—	$25,876
C&I loans	33,236	—	—	33,236
Loans held for sale	29,182	—	29,182	—
OREO	365	—	—	365
Premises held for sale	1,526	—	1,526	—
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(243)	$(410)	$(419)	$(433)
C&I loans	(3,912)	(8,540)	(13,717)	(8,540)
Residential mortgage loans	—	(12)	—	(12)
Loans held for sale, net	(168)	(904)	(290)	(904)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs			Weighted-Average of Inputs
	(Dollars in thousands)
June 30, 2026
Collateral dependent loans	$9,937	Collateral fair value	Sales price	N/A			N/A
	14,501	Enterprise value	Discounted cash flow analysis - discount rate	10.7%	-	15.6%	13.5%
	4,416	Enterprise value	Settlement	N/A			N/A

December 31, 2025
Collateral dependent loans	$5,160	Internal model	Probability of default	100.0%			100.0%
			Loss given default	22.2%			22.2%
	17,878	Collateral fair value	Sales price	N/A			N/A
	2,838	Collateral fair value	Discounted cash flow analysis - discount rate	10.0%	-	12.0%	11.2%
	16,702	Enterprise value	Discounted cash flow analysis - discount rate	11.8%	-	13.3%	12.3%
	1,344	Enterprise value	Sales price	N/A			N/A
	8,986	Enterprise value	Sales price	N/A			N/A
			EBITDA(1) multiple	5.2			5.2
	6,204	Asset fair value	Discount	22.5%	-	73.7%	35.2%
OREO	365	Fair value of property	Selling cost	8.5%			8.5%
__________________________________
(1)    EBITDA = earnings before interest, tax, depreciation and amortization.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$640,443	$640,443	Level 1
Interest earning deposits in other banks	7,936	7,936	Level 2
Investment securities HTM	232,443	216,827	Level 2
Equity investments without readily determinable fair values	40,836	40,836	Level 2
Loans held for sale	92,667	97,510	Level 2
Loans receivable, net	14,788,302	14,590,757	Level 3
Accrued interest receivable	53,592	53,592	Level 2/3
Servicing assets, net	14,654	22,039	Level 3
Customers’ liabilities on acceptances	663	663	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,548,452	$3,548,452	Level 2
Money market, interest bearing demand and savings deposits	6,079,728	6,079,728	Level 2
Time deposits	6,248,363	6,246,416	Level 2
FHLB borrowings	472,000	472,141	Level 2
Convertible notes, net	444	440	Level 1
Subordinated debentures	111,231	117,755	Level 3
Accrued interest payable	63,865	63,865	Level 2
Acceptances outstanding	663	663	Level 2

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$560,059	$560,059	Level 1
Investment securities HTM	239,782	227,024	Level 2
Equity investments without readily determinable fair values	38,016	38,016	Level 2
Loans held for sale	86,905	86,975	Level 2
Loans receivable, net	14,544,351	14,276,764	Level 3
Accrued interest receivable	52,211	52,211	Level 2/3
Servicing assets, net	12,954	22,060	Level 3
Customers’ liabilities on acceptances	486	486	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,371,759	$3,371,759	Level 2
Money market, interest bearing demand and savings deposits	5,856,373	5,856,373	Level 2
Time deposits	6,375,011	6,376,442	Level 2
FHLB borrowings	284,922	285,303	Level 2
Convertible notes, net	444	433	Level 1
Subordinated debentures	110,518	112,167	Level 3
Accrued interest payable	78,310	78,310	Level 2
Acceptances outstanding	486	486	Level 2

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

18.    Leases
The Company’s operating leases comprise primarily real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 year to 12 years at June 30, 2026. In addition, the Company leases ATM equipment located at certain branches with remaining lease terms of up to 6 years. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. The Company did not have any finance leases at June 30, 2026 and December 31, 2025.
The table below summarizes supplemental balance sheet information related to operating leases:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Operating lease ROU assets	$54,581	$57,443
Current portion of long-term lease liabilities	16,376	17,532
Long-term lease liabilities	39,665	41,726
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
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the six months ended June 30, 2026, the Company extended eight leases and entered into three new lease contracts, two of which had not yet commenced. Lease extension terms were up to 7 years each and the Company reassessed the ROU assets and lease liabilities related to these leases.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Operating lease cost	$4,746	$4,555	$9,444	$8,216
Variable lease cost	1,521	1,512	3,041	2,378
Sublease income	(143)	(99)	(291)	(191)
Net lease cost	$6,124	$5,968	$12,194	$10,403
The table below summarizes other information related to the Company’s operating leases:

	At or for the Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$9,863	$8,470
Weighted-average remaining lease term - operating leases	5.2 years	5.3 years
Weighted-average discount rate - operating leases	4.16%	3.87%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2026
(Dollars in thousands)
2026	$9,960
2027	15,441
2028	10,523
2029	7,984
2030	6,198
2031 and thereafter	12,986
Total lease payments	63,092
Less: imputed interest	7,051
Total lease obligations	$56,041
At June 30, 2026, the Company had three operating lease commitments that had not yet commenced, totaling $38.9 million in lease payments over terms ranging from 8 to 15 years, of which $36.6 million was related to the contract entered into in the first quarter of 2026 for the relocation of the Company's office headquarters.

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
The following table presents the investments and unfunded commitments of the Company’s investments in tax credit structures at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Assets	Unfunded Commitments	Assets	Unfunded Commitments
		(Dollars in thousands)
PAM:
Investments in renewable energy tax credits	$21,728	$28,994	$12,440	$12,405
Equity method:
Investments in affordable housing partnerships	31,689	36,701	27,941	20,478
Total	$53,417	$65,695	$40,381	$32,883
The increase in both investments and their unfunded commitments reflected new investments made. During the six months ended June 30, 2026, the Company made new commitments to invest $25.0 million in renewable energy tax credit investments.
The following table presents additional information related to tax credits and benefits, and amortization recorded for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Tax credits and benefits:
PAM
Investments in renewable energy tax credits	$6,272	$350	$14,402	$700
Equity method
Investments in affordable housing partnerships	2,431	3,037	4,752	5,697
Total	$8,703	$3,387	$19,154	$6,397
Amortization:
PAM
Investments in renewable energy tax credits	$5,365	$319	$12,401	$638
Equity method
Investments in affordable housing partnerships	2,554	2,430	5,028	4,391
Total	$7,919	$2,749	$17,429	$5,029

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
At June 30, 2026 and December 31, 2025, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
At June 30, 2026 and December 31, 2025, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.
Regulatory Developments
On March 19, 2026, the Federal Reserve, Office of the Comptroller of the Currency, and FDIC jointly issued a notices of proposed rulemaking (the “Proposed Rules”) that would revise the regulatory capital framework applicable to banking organizations. The Proposed Rules are intended to enhance the resilience of the banking system by strengthening risk-based capital requirements, refining the measurement of risk-weighted assets, and incorporating elements of international standards, including aspects of the Basel III framework. The Proposed Rules, if adopted as issued, could impact the Company’s capital requirements and the calculation of risk-weighted assets. The Proposed Rules were subject to public comment, which closed on June 18, 2026, and regulatory agencies are reviewing feedback as they attempt to finalize the rule. The Company is currently evaluating the potential effects of the Proposed Rules. At this time, the full impact cannot be reasonably estimated due to uncertainties regarding the final form and implementation timeline of the rules.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
June 30, 2026	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,920,992	12.27%	4.50%	N/A	7.00%
Bank	$1,980,731	12.65%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,028,322	12.95%	6.00%	N/A	8.50%
Bank	$1,980,731	12.65%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,183,720	13.95%	8.00%	N/A	10.50%
Bank	$2,136,129	13.65%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,028,322	11.07%	4.00%	N/A	N/A
Bank	$1,980,731	10.82%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2025	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,904,868	12.27%	4.50%	N/A	7.00%
Bank	$1,989,051	12.82%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,011,484	12.96%	6.00%	N/A	8.50%
Bank	$1,989,051	12.82%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,171,256	13.99%	8.00%	N/A	10.50%
Bank	$2,148,823	13.85%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,011,484	11.05%	4.00%	N/A	N/A
Bank	$1,989,051	10.93%	4.00%	5.00%	N/A

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
GENERAL

Hope Bancorp, Inc. is the holding company of Bank of Hope, the only regional Korean American bank in the United States with $18.99 billion in total assets at June 30, 2026. With the addition of Territorial Savings, a division of Bank of Hope, the Company became the largest regional bank catering to multicultural customers across the continental United States and Hawaii. Headquartered in Los Angeles, the Bank provides a full suite of commercial, corporate and consumer loans, deposit and fee-based products and services, including commercial and commercial real estate lending, SBA lending, residential mortgage and other consumer lending, treasury management services, foreign currency exchange solutions, interest rate derivative products, and international trade financing, among others. The Bank operates 45 full-service branches in California, New York, New Jersey, Washington, Texas, Illinois, Georgia and Alabama under the Bank of Hope banner, and 28 branches in Hawaii under the Territorial Savings banner. The Bank also operates SBA loan production offices, commercial loan production offices, and residential mortgage loan production offices throughout the United States, and a representative office in Seoul, South Korea. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
The Bank’s principal business involves earning interest on loans and investment securities, primarily funded by deposits and borrowings. Operating income and net income (loss) are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts, providing fee-based products and services, and income from the sale of loans. Major expenses are the interest paid on deposits and borrowings, provisions for credit losses and general operating expenses, which primarily consist of salaries and employee benefits, occupancy costs, and other operating expenses. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the FRB, inflation, unemployment, consumer spending, tariffs, political changes, and other events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our business, financial condition, and results of operations.

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A. During the second quarter of 2025, we completed the acquisition of Territorial Bancorp and repositioned our investment securities AFS portfolio. In addition, in the first quarter of 2026, we announced an upcoming acquisition of certain assets and liabilities of the Commercial Banking Unit of SMBC, the closing of which is subject to regulatory approvals and the satisfaction of other customary closing conditions. The comparability of our operating results for the three and six months ended June 30, 2025, with performance for the three and six months ended June 30, 2026, was impacted by acquisition accounting adjustments associated with the 2025 Territorial Merger, the loss on securities sold, merger-related expenses for both the Merger and SMBC acquisition, and the change in the California state tax apportionment rate. We have provided supplemental non-GAAP information to facilitate a better understanding of financial performance, identifying certain items as “notable.”

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$236,177	$239,092	$466,321	$456,258
Interest expense	107,208	121,637	213,295	237,986
Net interest income	128,969	117,455	253,026	218,272
Provision for credit losses	6,770	11,092	15,420	15,892
Net interest income after provision for credit losses	122,199	106,363	237,606	202,380
Noninterest income (loss)	18,850	(22,956)	35,817	(7,268)
Noninterest expense	98,464	109,473	192,919	193,334
Income (loss) before income taxes	42,585	(26,066)	80,504	1,778
Income tax provision (benefit)	9,554	(1,316)	17,933	5,432
Net income (loss)	$33,031	$(24,750)	$62,571	$(3,654)

Net income, excluding notable items (1)	$34,499	$24,597	$64,165	$47,471
Per Share Data:
Earnings (loss) per common share – basic	$0.26	$(0.19)	$0.49	$(0.03)
Earnings (loss) per common share – diluted	$0.26	$(0.19)	$0.49	$(0.03)
Earnings per common share – diluted excluding notable items (1)	$0.27	$0.19	$0.50	$0.38
Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28
Book value per common share (period end)	$17.97	$17.38	$17.97	$17.38
Tangible common equity (“TCE”) per share (period end) (1)	$13.85	$13.28	$13.85	$13.28
Common Share Count:
Number of common shares outstanding (period end)	127,741,836	128,124,458	127,741,836	128,124,458
Weighted average shares – basic	127,778,952	128,001,605	127,929,320	124,426,400
Weighted average shares – diluted	128,308,861	128,001,605	128,474,397	124,426,400
Selected Performance Ratios:
Return on average assets (“ROA”) (2)	0.71%	(0.53)%	0.67%	(0.04)%
Return on average stockholders’ equity (“ROE”) (2)	5.76%	(4.45)%	5.45%	(0.33)%
Return on average tangible common equity (“ROTCE”) (1) (2)	7.48%	(5.83)%	7.07%	(0.43)%
Net interest margin (2) (3)	2.96%	2.69%	2.93%	2.62%
Efficiency ratio (4)	66.61%	115.85%	66.79%	91.63%

ROA excluding notable items (1) (2)	0.74%	0.53%	0.69%	0.53%
ROE excluding notable items (1) (2)	6.02%	4.42%	5.59%	4.34%
ROTCE excluding notable items (1) (2)	7.81%	5.79%	7.25%	5.62%
Efficiency ratio excluding notable items (1) (4)	65.22%	69.13%	66.02%	69.45%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$18,707,236	$18,728,721	$18,614,684	$17,911,091
Interest earning cash and deposits at other banks	420,971	807,979	429,433	653,106
Loans	14,790,642	14,427,785	14,740,359	13,944,180
Deposits	15,693,005	16,096,188	15,630,685	15,288,311
FHLB borrowings	357,510	48,671	321,423	84,835
Stockholders’ equity	2,293,446	2,224,489	2,296,309	2,186,495

	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$18,991,916	$18,550,148
Loans receivable	14,941,520	14,438,491
Deposits	15,876,543	15,943,355
FHLB borrowings	472,000	29,752
Stockholders’ equity	2,295,852	2,227,248

Consolidated Capital Ratios (5)
Common equity Tier 1 capital ratio	12.27%	12.08%
Tier 1 capital ratio	12.95%	12.77%
Total capital ratio	13.95%	13.78%
Leverage ratio (6)	11.07%	10.58%
TCE ratio (1)	9.58%	9.44%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.03%	1.04%
Allowance for credit losses to nonaccrual loans	136.83%	135.01%
Nonaccrual loans to loans receivable	0.75%	0.77%
Nonperforming loans to loans receivable	0.75%	0.78%
Nonperforming assets to total assets	0.59%	0.61%
_____________________________________________

(1)Net income (loss) excluding notable items, earnings per common share - diluted excluding notable items, TCE per share, ROTCE, ROA excluding notable items, ROE excluding notable items, ROTCE excluding notable items, efficiency ratio excluding notable items, and TCE ratio are non-GAAP financial measures that we believe provide investors with information useful in understanding our operating results and financial condition. A quantitative reconciliation of the most directly comparable GAAP to non-GAAP financial measures is provided on the following pages.
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
During the three and six months ended June 30, 2026 and 2025, our operating results included certain notable items as a result of the 2025 Merger with Territorial, our legacy investment securities repositioning, the change in the California state tax apportionment rate, and other items. We have presented figures that adjust for these notable items because they are irregular one-time events, and we believe that doing so will help investors better understand our operating performance. The following table summarizes the impact of non-core notable items recorded for the periods indicated and reconciles them to the most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)
Net income (loss)	$33,031	$(24,750)	$62,571	$(3,654)
Notable items:
Merger-related provision for credit losses	—	553	—	553
Loss on investment portfolio repositioning	—	38,856	—	38,856
FDIC special assessment (reversal)	—	—	(58)	—
Merger-related costs	2,058	17,281	2,292	19,800
Total notable items included in pre-tax income	2,058	56,690	2,234	59,209
Tax effect on notable items in pre-tax income	(590)	(12,221)	(640)	(12,962)
Notable impact from California state tax apportionment law change	—	4,878	—	4,878
Total notable items, net of tax	1,468	49,347	1,594	51,125
Net income excluding notable items (1)	$34,499	$24,597	$64,165	$47,471

Diluted common shares	128,308,861	128,001,605	128,474,397	124,426,400
EPS excluding notable items (1)	$0.27	$0.19	$0.50	$0.38

Average assets	$18,707,236	$18,728,721	$18,614,684	$17,911,091
ROA excluding notable items (annualized) (1)	0.74%	0.53%	0.69%	0.53%

Average equity	$2,293,446	$2,224,489	$2,296,309	$2,186,495
ROE excluding notable items (annualized) (1)	6.02%	4.42%	5.59%	4.34%

Average TCE (1)	$1,765,852	$1,699,441	$1,769,740	$1,690,493
ROTCE excluding notable items (annualized) (1)	7.81%	5.79%	7.25%	5.62%

_____________________________________________

(1)Non-GAAP financial measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Noninterest expense	$98,464	$109,473	$192,919	$193,334
Notable items:
FDIC special assessment (reversal)	—	—	58	—
Merger-related costs	(2,058)	(17,281)	(2,292)	(19,800)
Noninterest expense excluding notable items (1)	$96,406	$92,192	$190,685	$173,534

Revenue (net interest income and noninterest income)	$147,819	$94,499	$288,843	$211,004
Notable items:
Loss on investment portfolio repositioning	—	38,856	—	38,856
Revenue excluding notable items (1)	$147,819	$133,355	$288,843	$249,860

Efficiency ratio excluding notable items (1)	65.22%	69.13%	66.02%	69.45%
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

	June 30, 2026	June 30, 2025
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,295,852	$2,227,248
Less: Goodwill and CDI, net	(526,890)	(525,428)
TCE (1)	$1,768,962	$1,701,820

Total assets	$18,991,916	$18,550,148
Less: Goodwill and CDI, net	(526,890)	(525,428)
Tangible assets (1)	$18,465,026	$18,024,720

Common shares outstanding	127,741,836	128,124,458

Tangible book value per common share (1)	$13.85	$13.28
TCE ratio (1)	9.58%	9.44%
Return on average tangible common equity is calculated by dividing net income (loss) for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income (loss)	$33,031	$(24,750)	$62,571	$(3,654)

Average stockholders’ equity	$2,293,446	$2,224,489	$2,296,309	$2,186,495
Less: Average goodwill and CDI, net	(527,594)	(525,048)	(526,569)	(496,002)
Average tangible common equity (1)	$1,765,852	$1,699,441	$1,769,740	$1,690,493

ROTCE (annualized) (1)	7.48%	(5.83)%	7.07%	(0.43)%
________________________________

(1)Non-GAAP financial measures.

Results of Operations
Overview
Net income for the second quarter of 2026 was $33.0 million, or $0.26 per diluted common share, an increase of $57.8 million over net loss of $24.8 million, or $(0.19) per diluted common share, for the same period of 2025. The year-over-year increase in net income was primarily due to increases in noninterest income and net interest income and a decrease in noninterest expense. Net income excluding notable items, a non-GAAP measure, for the three months ended June 30, 2026, was $34.5 million, or $0.27 per diluted common share, compared with net income of $24.6 million, or $0.19 per diluted share, for the same period of 2025.
Net income for the six months ended June 30, 2026, was $62.6 million, or $0.49 per diluted common share, compared with net loss of $3.7 million, or $(0.03) per diluted share, for the same period of 2025, which was an increase of $66.2 million. Net income excluding notable items, a non-GAAP measure, for the six months ended June 30, 2026, was $64.2 million, or $0.50 per diluted common share, compared with net income of $47.5 million, or $0.38 per diluted share, for the same period of 2025. The comparison between the six-month periods ended June 30, 2026, and 2025, was impacted by the acquisition of Territorial in April 2025, which included only three months of activity in 2025.
Notable items for the six months ended June 30, 2026, included merger-related expenses and other items. Notable items specific to the second quarter of 2025 totaled $49.3 million after tax, comprising $30.5 million after tax in net loss on sales of securities related to the investment securities repositioning, $14.0 million after tax in merger-related items, and a $4.9 million impact on income tax expense from the change in California’s state tax apportionment law. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
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
Comparison of Three Months Ended June 30, 2026, with the Three Months Ended June 30, 2025
Net interest income was $129.0 million for the second quarter of 2026, compared with $117.5 million for the same period of 2025, an increase of $11.5 million, or 9.8%. The year-over-year increase in net interest income was primarily driven by a lower cost of deposits, a decrease in the average balance of interest bearing deposits, and an increase in the average balance of interest earning assets, partially offset by lower yields on loans. As of June 30, 2026, the Federal Funds target rate was cut by an aggregate 75 basis points since June 30, 2025, favorably impacting funding costs for the second quarter of 2026 compared with the prior-year period.
Comparison of Six Months Ended June 30, 2026, with the Six Months Ended June 30, 2025
Net interest income was $253.0 million for the six months ended June 30, 2026, compared with $218.3 million for the same period of 2025, an increase of $34.8 million, or 15.9%. The year-over-year increase in year-to-date net interest income was primarily driven by a lower cost of funds and an increase in the average balance of loans, partially offset by lower yields on loans and an increase in the average balance of deposits. The year-over-year growth in average earning assets primarily reflected the acquisition of Territorial, which closed in the second quarter of 2025. As of June 30, 2026, the Federal Funds target rate was cut by an aggregate 75 basis points since June 30, 2025, favorably impacting funding costs for the six months ended June 30, 2026, compared with the prior-year period.
Net Interest Margin
Net interest margin is impacted by the weighted average rates earned on interest earning assets and paid on interest bearing liabilities. The net interest margin for the second quarter of 2026 was 2.96%, up 27 basis points from 2.69% for the same period of 2025. The net interest margin for the six months ended June 30, 2026, was 2.93%, an increase of 31 basis points from 2.62% for the same period of 2025. The net interest margin expansion year over year was primarily driven by funding cost improvements, with the cost of interest bearing deposits decreasing 46 basis points and 60 basis points for the three and six months ended June 30, 2026, compared to the same periods in 2025, respectively.

The weighted average yield on loans decreased to 5.73% for the second quarter of 2026, down 15 basis points from 5.88% for the same period of 2025. The weighted average yield on loans decreased by 17 basis points to 5.71% for the six months ended June 30, 2026, down from 5.88% for the same period of 2025. The year-over-year decrease in average loan yields was driven by the downward repricing of variable rate loans, reflecting higher benchmark interest rates in 2025 versus 2026. At June 30, 2026, variable interest rate loans made up 46% of the loan portfolio. The total accretion of net discount on acquired loans was $4.5 million and $9.1 million for the three and six months ended June 30, 2026, respectively, compared with $4.1 million and $4.3 million for the same periods of 2025, respectively.
The weighted average yield on investment securities for the three and six months ended June 30, 2026, was 3.68% and 3.65%, respectively, compared with 3.25% and 3.17% for the same periods of 2025, respectively. The increase in average yields was primarily due to higher rates on new purchases of investment securities, and the sale of lower-yielding investment securities in the second quarter of 2025 as part of a strategic securities portfolio repositioning. At June 30, 2026, 22% of the investment portfolio consisted of securities with variable coupon rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to the change in pay-down speeds of investment securities.
The weighted average cost of deposits for the three and six months ended June 30, 2026, was 2.60% and 2.62%, respectively, a decrease of 36 basis points and 45 basis points, respectively, from 2.96% and 3.07% for the same periods of 2025, respectively. The weighted average cost of interest bearing deposits for the three and six months ended June 30, 2026, was 3.31% and 3.34%, respectively, a decrease of 46 basis points and 60 basis points, respectively, from 3.77% and 3.94% for the same periods of 2025, respectively. The year-over-year decrease in the cost of deposits was driven by decreases in market interest rates, the planned runoff of higher-cost time deposits, and the positive impact of the acquired Territorial deposits, which have a lower cost of funds.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,790,642	$211,378	5.73%	$14,427,785	$211,363	5.88%
Investment securities AFS and HTM(3)	2,221,334	20,359	3.68%	2,192,533	17,769	3.25%
Interest earning cash and deposits at other banks	420,971	3,808	3.63%	807,979	8,783	4.36%
FHLB stock and other investments	51,839	632	4.89%	98,052	1,177	4.81%
Total interest earning assets	17,484,786	236,177	5.42%	17,526,349	239,092	5.47%
Total noninterest earning assets	1,222,450			1,202,372
Total assets	$18,707,236			$18,728,721

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$6,085,142	$43,728	2.88%	$6,278,578	$51,884	3.31%
Time deposits	6,244,929	58,057	3.73%	6,353,525	66,968	4.23%
Total interest bearing deposits	12,330,071	101,785	3.31%	12,632,103	118,852	3.77%
FHLB borrowings	357,510	3,180	3.57%	48,671	364	3.00%
Convertible notes, net	444	2	2.00%	444	2	2.00%
Subordinated debentures, net	107,106	2,241	8.28%	105,706	2,419	9.05%
Total interest bearing liabilities	12,795,131	107,208	3.36%	12,786,924	121,637	3.82%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,362,934			3,464,085
Other liabilities	255,725			253,223
Stockholders’ equity	2,293,446			2,224,489
Total liabilities and stockholders’ equity	$18,707,236			$18,728,721

Net interest income/net interest spread (not annualized)		$128,969	2.06%		$117,455	1.65%
Net interest margin			2.96%			2.69%
Cost of deposits			2.60%			2.96%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees.
(2)Average balances of loans consist of loans receivable and loans held for sale.
(3)Interest income and yields are not presented on a tax-equivalent basis.

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$14,740,359	$417,297	5.71%	$13,944,180	$406,324	5.88%
Investment securities AFS and HTM(3)	2,185,663	39,577	3.65%	2,138,471	33,661	3.17%
Interest earning cash and deposits at other banks	429,433	7,586	3.56%	653,106	13,988	4.32%
FHLB stock and other investments	51,761	1,861	7.25%	92,589	2,285	4.98%
Total interest earning assets	17,407,216	466,321	5.40%	16,828,346	456,258	5.47%
Total noninterest earning assets	1,207,468			1,082,745
Total assets	$18,614,684			$17,911,091

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$5,974,547	$85,150	2.87%	$5,867,886	$102,503	3.52%
Time deposits	6,301,092	118,090	3.78%	6,015,687	129,934	4.36%
Total interest bearing deposits	12,275,639	203,240	3.34%	11,883,573	232,437	3.94%
FHLB borrowings	321,423	5,588	3.51%	84,835	720	1.71%
Convertible notes, net	444	4	2.00%	444	4	2.00%
Subordinated debentures, net	106,931	4,463	8.30%	105,539	4,825	9.09%
Total interest bearing liabilities	12,704,437	213,295	3.39%	12,074,391	237,986	3.97%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,355,046			3,404,738
Other liabilities	258,892			245,467
Stockholders’ equity	2,296,309			2,186,495
Total liabilities and stockholders’ equity	$18,614,684			$17,911,091

Net interest income/net interest spread (not annualized)		$253,026	2.01%		$218,272	1.50%
Net interest margin			2.93%			2.62%
Cost of deposits			2.62%			3.07%
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

	Three Months Ended June 30, 2026 over June 30, 2025
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$15	$(5,235)	$5,250
Investment securities AFS and HTM	2,590	2,354	236
Interest earning cash and deposits at other banks	(4,975)	(1,291)	(3,684)
FHLB stock and other investments	(545)	18	(563)
Total interest income	$(2,915)	$(4,154)	$1,239
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$(8,156)	$(7,146)	$(1,010)
Time deposits	(8,911)	(7,783)	(1,128)
FHLB borrowings	2,816	82	2,734
Subordinated debentures, net	(178)	(209)	31
Total interest expense	$(14,429)	$(15,056)	$627
NET INTEREST INCOME	$11,514	$10,902	$612

	Six Months Ended June 30, 2026 over June 30, 2025
	Net Increase (Decrease)	Change due to:
		Rate	Volume

	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$10,973	$(11,786)	$22,759
Investment securities AFS and HTM	5,916	5,159	757
Interest earning cash and deposits at other banks	(6,402)	(2,167)	(4,235)
FHLB stock and other investments	(424)	810	(1,234)
Total interest income	$10,063	$(7,984)	$18,047
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$(17,353)	$(18,264)	$911
Time deposits	(11,844)	(17,793)	5,949
FHLB borrowings	4,868	1,330	3,538
Subordinated debentures, net	(362)	(423)	61
Total interest expense	$(24,691)	$(35,150)	$10,459
NET INTEREST INCOME	$34,754	$27,166	$7,588

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
The provision for credit losses includes both provision for credit loss on loans and provision for unfunded loan commitments. The provision for credit losses for the second quarter of 2026 was $6.8 million, a decrease of $4.3 million from $11.1 million for the same period of the prior year. The provision for credit losses for the six months ended June 30, 2026 was $15.4 million, a decrease of $472 thousand from $15.9 million in provision for credit losses for the same period of the prior year. The decrease in provision for credit losses for the three and six months ended June 30, 2026, compared with the same periods in 2025, was due to improvements in credit quality, particularly in the C&I loan portfolio, and the reversal of provision for unfunded loan commitments in 2026.
The recapture of provision for unfunded loan commitments was $330 thousand and $880 thousand for the three and six months ended June 30, 2026, respectively, compared with a provision for unfunded loan commitments of $1.0 million and $600 thousand for the same periods of 2025, respectively. The year-over-year decrease in the provision for unfunded loan commitments was primarily due to the change in balances of unfunded loan commitments.

Noninterest Income
Noninterest income consists primarily of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer and foreign currency fees, other customer-driven income and fees, net gains on sales of SBA loans, net gains (losses) on sales of investment securities AFS, and other noninterest income. Noninterest income for the second quarter of 2026 was $18.9 million, compared with noninterest loss of $23.0 million for the same period of 2025, an increase of $41.8 million. Noninterest income for the six months ended June 30, 2026, was $35.8 million, compared with noninterest loss of $7.3 million for the same period of the prior year, an increase of $43.1 million.
Noninterest income by category is summarized in the tables below:

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,395	$3,106	$289	9.3%
International service, wire transfer and foreign currency fees	1,982	1,590	392	24.7%
Other customer-driven income and fees	5,739	4,733	1,006	21.3%
Net gains on sales of SBA loans	4,447	3,998	449	11.2%
Net gains (losses) on sales of investment securities AFS	1,172	(38,856)	40,028	N/A
Other noninterest income	2,115	2,473	(358)	(14.5)%
Total noninterest income (loss)	$18,850	$(22,956)	$41,806	N/A

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$6,730	$6,027	$703	11.7%
International service, wire transfer and foreign currency fees	4,237	3,543	694	19.6%
Other customer-driven income and fees	10,616	8,479	2,137	25.2%
Net gains on sales of SBA loans	7,713	7,129	584	8.2%
Net gains (losses) on sales of investment securities AFS	1,776	(38,856)	40,632	N/A
Other noninterest income	4,745	6,410	(1,665)	(26.0)%
Total noninterest income (loss)	$35,817	$(7,268)	$43,085	N/A
The year-over-year increase in noninterest income for the three and six months ended June 30, 2026, was primarily driven by net gains on sales of AFS securities compared with prior-year net losses on sales of AFS securities, and an increase in other customer-driven income and fees, partially offset by a decrease in other noninterest income. The noninterest loss for 2025 was primarily driven by the investment securities portfolio repositioning which resulted in a net loss of $38.9 million for the three and six months ended June 30, 2025.
Customer related fees including service fees on deposit accounts; international service, wire transfer and foreign currency fees; and other customer-driven income and fees increased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The increase in customer related fees were driven by the increases in deposit accounts and transactions and due to an increase in commercial loans. The increase in commercial borrowers resulted in an increase in business analysis fees and syndication related fees.

During the three and six months ended June 30, 2026, we sold $67.9 million and $120.9 million in SBA guaranteed loans, respectively, and recorded $4.4 million and $7.7 million, respectively, in net gains on sale of SBA loans. This compares with net gains of $4.0 million and $7.1 million for the three and six months ended June 30, 2025, respectively. $67.4 million and $117.3 million in SBA guaranteed loans were sold for the three and six months ended June 30, 2025, respectively.
Noninterest income in the three and six months ended June 30, 2025, included $38.9 million of net losses on investment securities AFS related to the securities portfolio repositioning, which we consider a notable item. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
Other noninterest income decreased $358 thousand for the three months ended June 30, 2026, and $1.7 million for the six months ended June 30, 2026, compared with the same periods in 2025. The six-month decrease was mainly driven by a $1.5 million decrease in net gains on sale of other loans.
Noninterest Expense
Noninterest expense for the second quarter of 2026 was $98.5 million, a decrease of $11.0 million, or 10.1%, from $109.5 million for the second quarter of 2025. Noninterest expense for the six months ended June 30, 2026, was $192.9 million, a decrease of $415 thousand, or 0.2%, from $193.3 million for the same period of the prior year. Noninterest expense included merger-related costs, which we consider a notable item. Excluding notable items, noninterest expense for the second quarter of 2026 was $96.4 million compared with $92.2 million in the year-ago period. Excluding notable items, noninterest expense for the six months ended June 30, 2026, was $190.7 million compared with $173.5 million in the year-ago period. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
The breakdown of changes in noninterest expense by category is shown in the following tables:

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$56,901	$52,834	$4,067	7.7%
Occupancy, furniture and equipment	11,353	11,093	260	2.3%
Software and subscriptions	7,144	6,067	1,077	17.8%
Data and item processing	3,206	3,143	63	2.0%
Amortization of investments in affordable housing partnerships	2,554	2,430	124	5.1%
FDIC assessments	2,783	2,488	295	11.9%
Earned interest credit expense	2,501	3,310	(809)	(24.4)%
Merger-related costs	2,058	17,281	(15,223)	(88.1)%
Other noninterest expense	9,964	10,827	(863)	(8.0)%
Total noninterest expense	$98,464	$109,473	$(11,009)	(10.1)%

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$113,124	$101,294	$11,830	11.7%
Occupancy, furniture and equipment	21,919	19,929	1,990	10.0%
Software and subscriptions	13,429	10,655	2,774	26.0%
Data and item processing	6,774	5,505	1,269	23.1%
Amortization of investments in affordable housing partnerships	5,028	4,391	637	14.5%
FDIC assessments	5,597	4,990	607	12.2%
FDIC special assessment (reversal)	(58)	—	(58)	N/A
Earned interest credit expense	4,884	6,397	(1,513)	(23.7)%
Merger-related costs	2,292	19,800	(17,508)	(88.4)%
Other noninterest expense	19,930	20,373	(443)	(2.2)%
Total noninterest expense	$192,919	$193,334	$(415)	(0.2)%

The year-over-year decrease in noninterest expense for the three and six months ended June 30, 2026, compared with the same periods of 2025, was primarily driven by decreases in merger-related costs and earned interest credit expense, partially offset by increases in salaries and employee benefits; software and subscriptions; occupancy, furniture and equipment; and data and item processing. We closed the acquisition of Territorial on April 2, 2025, and the year-to-date second quarter of 2025 included one quarter of operating expenses related to the Territorial franchise, compared with two quarters for 2026.
Salaries and employee benefits expense increased $4.1 million, or 7.7%, for the second quarter of 2026, compared with the same period of 2025, and increased $11.8 million, or 11.7%, for the six months ended June 30, 2026, compared with the same period in 2025. The year-over-year increase in salaries and employee benefits was due to an increase in headcount following the 2025 Territorial acquisition, as well as additional hires in 2026. The number of full-time equivalent employees was 1,432 and 1,416 at June 30, 2026 and 2025, respectively.
The increase in occupancy, furniture and equipment, software and subscriptions, and data and item processing for the three and six months ended June 30, 2026 compared to prior periods largely reflect the addition of expenses that resulted from the acquisition of Territorial which was completed on April 2, 2025.
Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates, and accordingly, earned interest credit expense decreased with 75 basis point drop in the Federal Funds target rate since the first quarter of 2025. Earned interest credit expense decreased $809 thousand, or 24.4%, for the second quarter of 2026, compared with the same period of 2025, and decreased $1.5 million, or 23.7%, for the six months ended June 30, 2026, compared with the year-ago period.
Merger-related costs decreased $15.2 million, or 88.1%, for the second quarter of 2026, compared with the same period of 2025, and decreased $17.5 million, or 88.4%, for the six months ended June 30, 2026, compared with the same period in 2025. Merger-related costs mainly comprised employee retention bonuses and professional fees related to the Territorial acquisition, which was completed on April 2, 2025. In addition, we incurred $1.9 million in merger expenses related to the SMBC acquisition in the second quarter of 2026. See Note 15 - “Acquisitions” of the Notes to Consolidated Financial Statements for additional information regarding the Merger and SMBC acquisition.
Provision for Income Taxes
Income tax provision expense was $9.6 million and $17.9 million for the three and six months ended June 30, 2026, respectively, compared with an income tax benefit of $1.3 million and income tax provision of $5.4 million for the same periods of 2025, respectively. The effective income tax rate for the three and six months ended June 30, 2026, was 22.44% and 22.28%, respectively, compared with 5.05% and 305.51% for the same periods of 2025, respectively.
The year-over-year changes in the income tax provision or benefit, as well as the effective tax rates, for the three and six months ended June 30, 2026, compared with the three and six months ended June 30, 2025, reflected the impact legislative changes in a significant state jurisdiction enacted and the impact of merger-related costs and securities portfolio sales in the second quarter of 2025.
We invest in affordable housing partnerships and receive tax credits that reduce our overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on benefit schedules of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and six months ended June 30, 2026, total tax credits related to our investment in affordable housing partnerships were approximately $2.2 million and $4.5 million, respectively. This compares with approximately $2.3 million and $4.6 million in tax credits related to our investment in affordable housing partnerships for the same periods in 2025, respectively.
In addition to affordable housing partnerships, we invest in projects that qualify for renewable energy tax credits. Amortization of investments in renewable energy projects is recorded as a part of income tax expense under the proportional amortization method of accounting. For the three months ended June 30, 2026 and 2025, the total generated renewable energy tax credits and benefits was $6.3 million and $350 thousand, respectively. This was partially offset by amortization on the investments, which was $5.4 million and $319 thousand for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the total generated renewable energy tax credits and benefits was $14.4 million and $700 thousand, respectively. This was partially offset by amortization on the investments, which was $12.4 million and $638 thousand for the six months ended June 30, 2026 and 2025, respectively.

Financial Condition
At June 30, 2026, total assets were $18.99 billion, an increase of $460.3 million, or 2.5%, from $18.53 billion at December 31, 2025. The increase in total assets was primarily due to increases in loans receivable, investment securities and cash and cash equivalents during the six months ended June 30, 2026.
Investment Securities Portfolio
At June 30, 2026, we had $1.95 billion in investment securities AFS, compared with $1.83 billion at December 31, 2025. The net unrealized loss on the investment securities AFS at June 30, 2026, was $200.5 million, compared with a net unrealized loss on securities AFS of $185.3 million at December 31, 2025. The year-to-date increase in net unrealized loss position reflected movements in market interest rates during the period. At June 30, 2026, we had $232.4 million in investment securities HTM, compared with $239.8 million at December 31, 2025. We have the ability and intent to hold securities classified as HTM to maturity.
During the six months ended June 30, 2026, $493.3 million in investment securities was purchased, $156.0 million in investment securities was sold, $108.7 million in investment securities was paid down, and $111.0 million in investment securities was called or matured.
We performed an analysis on our investment securities in unrealized loss positions at June 30, 2026 and December 31, 2025, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consisted of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At June 30, 2026, we also had two asset-backed securities, five corporate securities, and 28 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because full payment of principal and interest is expected.
Loans Receivable
At June 30, 2026, loans receivable totaled $14.94 billion, an increase of $240.5 million, or 1.6%, from $14.70 billion at December 31, 2025. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,516,724	57%	$8,494,508	58%
C&I loans	3,878,325	26%	3,711,875	25%
Residential mortgage loans	2,512,166	17%	2,440,456	17%
Consumer and other loans	34,305	—%	54,173	—%
Total loans receivable, net of deferred costs and fees	14,941,520	100%	14,701,012	100%
Allowance for credit losses	(153,218)		(156,661)
Loans receivable, net of allowance for credit losses	$14,788,302		$14,544,351

The following tables present the segmentation by property type and geography of our largest loan segment, CRE loans, at June 30, 2026 and December 31, 2025.

	June 30, 2026				December 31, 2025
	Amount	%	Average Loan Size	Weighted Average LTV(1)	Amount	%	Average Loan Size	Weighted Average LTV(1)
	(Dollars in thousands)
Multi-tenant retail	$1,585,528	19%	$2,493	42%	$1,618,715	19%	$2,506	42%
Industrial warehouses	1,303,250	15%	2,682	42%	1,258,703	15%	2,553	39%
Gas stations and car washes	1,177,756	14%	2,038	51%	1,176,491	14%	2,021	50%
Multifamily	1,171,422	14%	2,386	60%	1,191,145	14%	2,363	59%
Hotels/motels	820,725	10%	2,236	42%	821,845	9%	2,277	43%
Mixed-use facilities	728,108	8%	2,040	49%	691,821	8%	1,855	49%
Single-tenant retail	631,319	7%	1,455	46%	658,440	8%	1,460	46%
Office	348,708	4%	2,076	52%	331,603	4%	1,962	54%
All other	749,908	9%	1,596	41%	745,745	9%	1,528	41%
Total CRE loans	$8,516,724	100%	2,136	47%	$8,494,508	100%	2,089	46%

CRE loans owner occupied	$2,806,072	33%	$2,459	45%	$2,692,265	32%	$2,305	45%
CRE loans non-owner occupied	5,710,652	67%	2,007	47%	5,802,243	68%	2,001	47%
__________________________________
(1)    Weighted average loan-to-value (“LTV”): LTVs are based on collateral value which utilizes the most recent available appraisal and property-specific data, including submarket appreciation or depreciation, and changes to vacancy, debt service coverage or rent per square foot.

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
	(Dollars in thousands)
CRE loans by geography
Southern California	$4,383,177	51%	$4,558,082	54%
Northern California	643,091	8%	676,501	8%
California	5,026,268	59%	5,234,583	62%
New York	1,231,840	15%	1,110,617	13%
Texas	685,168	8%	647,729	8%
New Jersey	365,566	4%	352,799	4%
Washington	168,263	2%	165,653	2%
Illinois	107,741	1%	115,787	1%
Other states	931,878	11%	867,340	10%
Total	$8,516,724	100%	$8,494,508	100%
Lines of credit or loan commitments to business customers are normally made for a period of three years or less. The same credit policies are used in making commitments and conditional obligations as for providing loan facilities to customers. Annual reviews of such commitments are performed prior to renewal.
The following table shows loan commitments and letters of credit outstanding as of the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,123,776	$2,200,436
Standby letters of credit	198,022	154,067
Other commercial letters of credit	39,902	18,848
Total loan commitments and letters of credit	$2,361,700	$2,373,351

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $112.9 million at June 30, 2026, compared with $136.1 million at December 31, 2025, a decrease of 17.1%. The year-to-date decrease in nonperforming loans was largely driven by the payoff of a large CRE nonaccrual loan during the first quarter of 2026 and a reduction in accruing delinquent loans past due 90 days or more during the second quarter of 2026. The ratio of nonperforming assets to total assets decreased to 0.59% at June 30, 2026, compared with 0.73% at December 31, 2025. Nonaccrual loans to loans receivable was 0.75% at June 30, 2026, down from 0.90% at December 31, 2025.
The following table summarizes the composition of our nonperforming assets as of the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans (1)	$111,973	$131,747
Accruing delinquent loans past due 90 days or more	515	3,943
Total nonperforming loans	112,488	135,690
OREO	365	365
Total nonperforming assets	$112,853	$136,055

Nonaccrual loans to loans receivable	0.75%	0.90%
Nonperforming loans to loans receivable	0.75%	0.92%
Nonperforming assets to total assets	0.59%	0.73%
Allowance for credit losses to nonaccrual loans	136.83%	118.91%
Allowance for credit losses to nonperforming loans	136.21%	115.46%
Allowance for credit losses to nonperforming assets	135.77%	115.15%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $17.1 million at June 30, 2026, and $15.6 million at December 31, 2025.
Allowance for Credit Losses
The ACL was $153.2 million at June 30, 2026, compared with $156.7 million at December 31, 2025. The ACL coverage ratio was 1.03% and 1.07% of loans receivable at June 30, 2026 and December 31, 2025, respectively. The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
CRE loans	$94,034	$85,144
C&I loans	48,588	60,172
Residential mortgage loans	10,247	10,557
Consumer and other loans	349	788
Total	$153,218	$156,661

Allowance for credit losses to loans receivable	1.03%	1.07%

The decrease in ACL at June 30, 2026, compared with December 31, 2025, was due to a decrease in ACL for C&I loans, which was due to overall improvements in credit metrics for C&I loans as a result of loan sales and charge offs made during the first half of 2026 to resolve problem loans. The ACL for CRE loans increased from December 31, 2025 to June 30, 2026, primarily driven by increased refinance risk and downgrade of CRE loans from December 31, 2025 to June 30, 2026. The third-party economic forecast used in the calculation at June 30, 2026, projected slightly higher GDP growth and growth in the CRE price index, and unemployment rates remained largely unchanged relative to the forecast used at December 31, 2025.
The following table presents the provisions for credit losses on loans, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
LOANS:
Average loans	$14,790,642	$14,427,785	$14,740,359	$13,944,180
Loans receivable (end of period)	$14,941,520	$14,438,491	$14,941,520	$14,438,491

ALLOWANCE:
Balance, beginning of period	$155,114	$147,412	$156,661	$150,527
Less loan charge offs:
CRE loans	(440)	(67)	(1,347)	(972)
C&I loans	(8,759)	(13,748)	(18,921)	(21,303)
Consumer and other loans	—	(999)	—	(1,087)
Total loan charge offs	(9,199)	(14,814)	(20,268)	(23,362)
Plus loan recoveries:
CRE loans	51	910	141	916
C&I loans	103	1,919	334	2,090
Consumer and other loans	49	15	50	71
Total loan recoveries	203	2,844	525	3,077
Net loan charge offs	(8,996)	(11,970)	(19,743)	(20,285)
Initial allowance for PSL and PCD loans acquired	—	3,971	—	3,971
Provision for credit losses on loans	7,100	10,092	16,300	15,292
Balance, end of period	$153,218	$149,505	$153,218	$149,505

Net loan charge offs to average loans*	0.24%	0.33%	0.27%	0.29%
Allowance for credit losses to loans receivable at end of period	1.03%	1.04%	1.03%	1.04%
__________________________________
*    Annualized
Net loan charge offs as a percentage of average loans were 0.24% and 0.27%, annualized, for the three and six months ended June 30, 2026, respectively, compared with net loans charge offs of 0.33% and 0.29%, respectively, for the same periods in 2025. Net loan charge offs for the three and six months ended June 30, 2026, primarily reflected C&I loan net charge offs of $8.7 million and $18.6 million, respectively.
We believe the ACL at June 30, 2026 was adequate to absorb current expected lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of tariffs, global trade tensions, inflation, potential economic recession, unrest in the Middle East, and the wars in the Gaza Strip and Ukraine are worse than currently expected, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.

At June 30, 2026, we had $44.4 million in accrued interest receivables on loans, compared with $43.5 million at December 31, 2025.
Investments in Tax Credit Structures
At June 30, 2026, we had $31.7 million in investments in affordable housing partnerships, compared with $27.9 million at December 31, 2025. The increase in investments in affordable housing partnerships primarily reflected investment in affordable housing partnerships of $8.8 million, partially offset by amortization during the six months ended June 30, 2026. Off-balance sheet commitments to fund investments in affordable housing partnerships totaled $36.7 million and $20.5 million at June 30, 2026 and December 31, 2025, respectively. Investments in affordable housing partnerships provide low-income housing tax credits.
At June 30, 2026, we had $21.7 million in investments in renewable energy tax credits on the Consolidated Statements of Financial Condition, compared with $12.4 million at December 31, 2025. These investments were recorded as part of other assets. At June 30, 2026 and December 31, 2025, unfunded commitments were $29.0 million and $12.4 million, respectively, which were recorded in other liabilities. The increase in both investments in renewable energy tax credits and their unfunded commitments reflected new investments made. During the six months ended June 30, 2026, we made new commitments to invest $25.0 million in renewable energy tax credit investments.
Deposits, Borrowings, Convertible Notes, and Subordinated Debentures
Deposits
Deposits are the primary source of funds used in lending and investment activities. At June 30, 2026, total deposits were $15.88 billion, an increase of $273.4 million, or 1.8%, from $15.60 billion at December 31, 2025.
The following table sets forth the balances of our deposits by category for the periods indicated:

	June 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$3,548,452	22%	$3,371,759	22%
Money market, interest bearing demand and savings	6,079,728	38%	5,856,373	37%
Time deposits	6,248,363	40%	6,375,011	41%
Total deposits	$15,876,543	100%	$15,603,143	100%
At June 30, 2026, we had $897.9 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $902.0 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2025. The California State Treasurer time deposits at June 30, 2026, had original maturities of six months, a weighted average interest rate of 3.68%, and were collateralized with a $330.0 million letter of credit issued by the FHLB. At June 30, 2026, time deposits owned by state and local governments in Hawaii were $494.9 million, and were collateralized by investment securities with an aggregate fair value of $216.1 million, and a letter of credit issued by the FHLB for $285.0 million. At June 30, 2026, time deposits of more than $250 thousand totaled $3.29 billion, compared with $3.21 billion at December 31, 2025.
The Bank’s estimated insured deposits at June 30, 2026, were equivalent to approximately 60% of the Bank’s total deposits, compared with approximately 62% at December 31, 2025. The Bank’s estimated uninsured deposits at June 30, 2026, totaled $6.42 billion (40% of deposits), compared with $5.98 billion (38% of deposits) at December 31, 2025. Uninsured deposits are estimated based on the portion of account balances in excess of FDIC insurance limits.

The following is a schedule of time deposit maturities at June 30, 2026:

	June 30, 2026
	Balance	Percent
	(Dollars in thousands)
Three months or less	$2,279,586	37%
Over three months through six months	1,632,039	26%
Over six months through nine months	966,585	15%
Over nine months through twelve months	637,467	10%
Over twelve months	732,686	12%
Total time deposits	$6,248,363	100%
FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funds. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At June 30, 2026, borrowings totaled $472.0 million, consisting entirely of FHLB borrowings, compared with $284.9 million borrowings at December 31, 2025. At June 30, 2026 and December 31, 2025, the weighted average remaining maturity of total FHLB borrowings was 1.2 years and 1.9 years, respectively. The weighted average coupon rate for FHLB borrowings was 3.67% and 3.32% at June 30, 2026 and December 31, 2025, respectively.
We did not have federal funds purchased at June 30, 2026, and December 31, 2025.
Subordinated Debentures
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $111.2 million at June 30, 2026, and $110.5 million at December 31, 2025. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. See Note 8 - “Convertible Notes and Subordinated Debentures” of the Notes to Consolidated Financial Statements for additional information regarding the subordinated debentures issued.
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
We have outstanding risk participation agreements that are part of syndicated loan transactions in which we participated to earn additional fee income. Risk participation agreements are credit derivatives not designated as hedges, in which we share in the risk related to the interest rate swap on participated loans. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities.

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
We invest in the equity of certain limited partnerships or limited liability companies that typically are associated with affordable housing partnerships and renewable energy projects that generate low-income tax credits, investment tax credits, and/or CRA credits. The unfunded commitments on affordable housing partnerships are off-balance sheet liabilities and are funded based on funding schedules or as called by the limited liability companies.
We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of interest payments on subordinated debentures and convertible notes and dividend payments to stockholders. We seek to maintain capital at a level sufficient to assure our stockholders, customers, and regulators that Hope Bancorp and the Bank are financially sound. For this purpose, we perform ongoing assessments of capital-related risks, components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.
Total stockholders’ equity was $2.30 billion and $2.28 billion at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, stockholders’ equity increased by $12.6 million due to net income earned of $62.6 million, and an increase in additional paid-in capital consisting of $1.9 million in stock-based compensation, partially offset by cash dividends paid of $35.8 million, repurchases of treasury stock of $8.7 million, and an increase in accumulated other comprehensive loss of $7.3 million. The increase in accumulated other comprehensive loss from December 31, 2025 to June 30, 2026, primarily reflected an increase in unrealized losses on our investment securities AFS due to changes in market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. We had $26.6 million remaining of the $50.0 million stock repurchase plan at June 30, 2026. During the six months ended June 30, 2026, we repurchased 772,726 shares, equivalent to 0.6% of shares outstanding, at an average price of $11.28 per share, for a total of $8.7 million.

At June 30, 2026 and December 31, 2025, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized”, the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the tables below.

	June 30, 2026
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,920,992	12.27%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,028,322	12.95%	N/A	N/A
Total capital (to risk-weighted assets)	$2,183,720	13.95%	N/A	N/A
Leverage capital (to average assets)	$2,028,322	11.07%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,980,731	12.65%	6.50%	6.15%
Tier 1 capital (to risk-weighted assets)	$1,980,731	12.65%	8.00%	4.65%
Total capital (to risk-weighted assets)	$2,136,129	13.65%	10.00%	3.65%
Leverage capital (to average assets)	$1,980,731	10.82%	5.00%	5.82%

	December 31, 2025
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,904,868	12.27%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,011,484	12.96%	N/A	N/A
Total capital (to risk-weighted assets)	$2,171,256	13.99%	N/A	N/A
Leverage capital (to average assets)	$2,011,484	11.05%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,989,051	12.82%	6.50%	6.32%
Tier 1 capital (to risk-weighted assets)	$1,989,051	12.82%	8.00%	4.82%
Total capital (to risk-weighted assets)	$2,148,823	13.85%	10.00%	3.85%
Leverage capital (to average assets)	$1,989,051	10.93%	5.00%	5.93%

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
At June 30, 2026, our total available borrowing capacity, cash and cash equivalents, and unpledged securities totaled $8.09 billion, compared with $8.39 billion at December 31, 2025. At June 30, 2026, our borrowing capacity comprised $4.04 billion from the FHLB ($3.57 billion unused and available to borrow), $1.64 billion from the FRB (entirely unused and available to borrow), and $291.2 million of Fed funds facilities with other banks (entirely unused). At June 30, 2026, our total remaining available borrowing capacity was $5.50 billion. In addition to these lines, cash and cash equivalents totaled $640.4 million, and unpledged investment securities AFS amounted to $1.95 billion.
At times we maintain a portion of our liquid assets in interest earning cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities AFS that are not pledged. Our liquid assets consist of cash and cash equivalents, interest earning cash deposits with other banks, liquid investment securities AFS, and loan repayments within 30 days. Liquid assets totaled $2.38 billion and $2.19 billion at June 30, 2026 and December 31, 2025, respectively. Our liquidity ratio, or total liquid assets as a percentage of total assets, at June 30, 2026, totaled 12.5%, compared with 11.8% at December 31, 2025. Cash and cash equivalents totaled $640.4 million at June 30, 2026 compared to $560.1 million at December 31, 2025. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
The Company’s interest rate risk sensitivity simulations apply various behavior models and assumptions to account for customer tendencies stemming from interest rate risk changes. The key behavior models and assumptions incorporated in the EVE and NII simulations impact deposit pricing, deposit runoff, time deposit early withdrawal, and prepayments on loans and investments. The deposit pricing model is one of the most significant of these assumptions and determines to what degree our deposit rates change when benchmark interest rates change. The deposit runoff model reflects the increased attrition rate observed in noninterest bearing deposits in higher rate scenarios as customers migrate to interest bearing deposits and/or alternative investments. The time deposit early withdrawal model incorporates the customer’s ability to terminate time deposits early and reinvest at higher rates. The prepayment models applied to loans and investments reflect the incentive borrowers have to refinance when market rates are low while conversely slowing down their payments in higher rate environments. Each of the models and assumptions are tailored to the specific interest rate environment and validated on a regular basis. However, assumptions and models are inherently uncertain and actual results may differ from those derived in simulation analysis for multiple reasons, which may include actual balance sheet composition differences, timing, magnitude and frequency of interest rate changes, deviations from projected customer behavioral assumptions, and changes in market conditions or management strategies.

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
The following table presents the Company’s net interest income sensitivity related to a 12-month parallel ramp of 100, 200 and 300 bps applied in year 1 on implied forward market interest rates as of June 30, 2026, and June 30, 2025, on a balance sheet assuming static balances on assets and liabilities with deposit balances modeled to migrate from noninterest bearing deposits to interest bearing deposits as rates move.

Net Interest Income Sensitivity	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100	+ 200	+ 300
June 30, 2026	(8.3)%	(5.8)%	(3.1)%	3.3%	6.5%	9.9%
June 30, 2025	(5.7)%	(4.0)%	(2.0)%	1.9%	4.0%	5.8%
The year-over-year changes in the modeled net interest income sensitivity profile are primarily driven by more stable projected DDA balances along with changes in the mix of CRE loans (more floating rate loans) partially offset by the termination of the receive float interest rate swap portfolio during the second quarter of 2026.
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

Economic Value of Equity Sensitivity	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100	+ 200	+ 300
June 30, 2026	2.6%	3.9%	2.8%	(3.5)%	(7.6)%	(12.2)%
June 30, 2025	6.7%	6.6%	4.2%	(5.0)%	(10.6)%	(16.6)%
The year-over-year changes in the EVE profile were primarily driven by the reduction of the investment portfolio, along with the shortening of the duration of the CRE and mortgage loans due to an increase in floating-rate and hybrid-rate loan originations. These changes were partially offset by the termination of the receive float interest rate swap portfolio during the second quarter of 2026.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $609 thousand at June 30, 2026. It is reasonably possible that the Company may incur losses in excess of this accrued loss contingency. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

Item 1A.Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part I, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2025, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on the Company’s business, financial condition, results of operations, and stock price.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended June 30, 2026.
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
The following table summarizes stock repurchase activities during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
April 1, 2026 to April 30, 2026	—	$—	—	$28,628
May 1, 2026 to May 31, 2026	168,565	11.94	168,565	26,616
June 1, 2026 to June 30, 2026	—	—	—	26,616
Total	168,565	11.94	168,565

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

HOPE BANCORP, INC.

Date:	August 6, 2026	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	August 6, 2026	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer