Form 10-Q
period 2026-09-30
HOPE BANCORP INC
filed 2026-11-06
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
At October 30, 2026, there were 127,758,427 shares of Hope Bancorp, Inc. common stock outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market, and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “projects”, and similar expressions and statements. With respect to any such forward-looking statements, Hope Bancorp, Inc. (the “Company”) claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. The Company’s actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. With respect to the acquisition of the Commercial Banking Unit of SMBC MANUBANK (“MANUBANK”), factors that may cause actual outcomes to differ from what is expressed or forecasted in these forward-looking statements include, among other things: difficulties and delays in integrating the Company and MANUBANK and achieving anticipated synergies, cost savings and other benefits from the transaction; higher than anticipated transaction costs; and deposit attrition, operating costs, customer loss and business disruption following the acquisition, including difficulties in maintaining relationships with employees and customers, which may be greater than expected. Other risks and uncertainties include, but are not limited to: possible deterioration in economic conditions in the Company’s areas of operation and in the U.S. generally or elsewhere, including as a result of the interest rate environment, supply chain disruptions, inflation, labor shortages, changes in the housing and real estate markets, consumer confidence and spending habits; risk of adverse economic or political conditions in South Korea; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; the possibility that the Company may discontinue or otherwise limit repurchases of its common stock; risk of significant non-earning assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the failure of or changes to assumptions and estimates underlying the Company’s allowances for credit losses; risk of natural disasters; risk of cybersecurity incidents; potential increases in deposit insurance assessments and regulatory risks associated with current and future regulations; the outcome of any legal proceedings that may be instituted against the Company; and the impact of U.S. and global trade policies, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom including fluctuations in commodity prices such as oil, as well as geopolitical instability and international tensions. For additional information concerning these and other risk factors, see Part I, Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2026	December 31, 2025
ASSETS	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$213,286	$209,478
Interest earning cash in other banks	278,608	350,581
Total cash and cash equivalents	491,894	560,059
Interest earning deposits in other financial institutions	3,472	—
Investment securities available for sale (“AFS”), at fair value	2,165,165	1,833,082
Investment securities held to maturity (“HTM”), at amortized cost; fair value of $204,666 and $227,024 at September 30, 2026 and December 31, 2025, respectively	230,273	239,782
Equity investments	45,393	42,476
Loans held for sale, at lower of cost or fair value	67,371	86,905
Loans receivable, net of allowance for credit losses of $154,325 and $156,661 at September 30, 2026 and December 31, 2025, respectively	14,896,149	14,544,351
Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	17,700
Premises and equipment, net	74,115	69,589
Accrued interest receivable	55,392	52,211
Deferred tax assets, net	210,694	184,389
Bank owned life insurance (“BOLI”)	142,917	140,724
Investments in affordable housing partnerships	31,093	27,941
Operating lease right-of-use assets (“ROU”), net	51,302	57,443
Goodwill	484,129	480,916
Core deposit intangible assets, net	41,868	45,022
Servicing assets, net	15,833	12,954
Other assets	165,178	136,082
Total assets	$19,189,488	$18,531,626

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$3,501,963	$3,371,759
Interest bearing:
Money market and NOW accounts	5,730,882	4,700,146
Savings deposits	977,218	1,156,227
Time deposits	5,906,106	6,375,011
Total deposits	16,116,169	15,603,143
FHLB borrowings	374,000	284,922
Convertible notes and subordinated debentures, net	112,040	110,962
Accrued interest payable	62,823	78,310
Operating lease liabilities	52,428	59,258
Other liabilities	214,570	111,763
Total liabilities	$16,932,030	$16,248,358
Commitments and contingent liabilities (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 300,000,000 authorized shares at September 30, 2026 and December 31, 2025, respectively: issued and outstanding 145,913,988 and 127,758,427 shares, respectively, at September 30, 2026, and issued and outstanding 145,584,490 and 128,201,655 shares, respectively, at December 31, 2025	$146	$146
Additional paid-in capital	1,528,289	1,523,702
Retained earnings	1,216,813	1,172,394
Treasury stock, at cost; 18,155,561 and 17,382,835 shares at September 30, 2026 and December 31, 2025, respectively	(273,384)	(264,667)
Accumulated other comprehensive loss, net	(214,406)	(148,307)
Total stockholders’ equity	2,257,458	2,283,268
Total liabilities and stockholders’ equity	$19,189,488	$18,531,626

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$218,216	$216,774	$635,513	$623,098
Interest on investment securities	21,631	21,467	61,208	55,128
Interest on cash and deposits at other banks	4,051	5,273	11,637	19,261
Interest on other investments	1,260	1,186	3,121	3,471
Total interest income	245,158	244,700	711,479	700,958
INTEREST EXPENSE:
Interest on deposits	103,493	115,425	306,733	347,862
Interest on FHLB borrowings	4,018	273	9,606	993
Interest on other debt	2,282	2,445	6,749	7,274
Total interest expense	109,793	118,143	323,088	356,129

NET INTEREST INCOME	135,365	126,557	388,391	344,829
PROVISION FOR CREDIT LOSSES	8,560	8,710	23,980	24,602
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	126,805	117,847	364,411	320,227
NONINTEREST INCOME:
Service fees on deposit accounts	3,439	3,235	10,169	9,262
International service, wire transfer and foreign currency fees	1,861	2,122	6,098	5,665
Other customer-driven income and fees	6,471	3,814	17,087	12,293
Net gains on sales of SBA loans	4,674	2,774	12,387	9,903
Net gains (losses) on sales of investment securities AFS	—	—	1,776	(38,856)
Other noninterest income	5,667	3,440	10,412	9,850
Total noninterest income	22,112	15,385	57,929	8,117
NONINTEREST EXPENSE:
Salaries and employee benefits	58,697	54,910	171,821	156,204
Occupancy, furniture and equipment	11,737	11,596	33,656	31,525
Software and subscriptions	7,533	6,337	20,962	16,992
Data and item processing	3,240	3,346	10,014	8,851
Amortization of investments in affordable housing partnerships	2,740	3,216	7,768	7,607
Federal Deposit Insurance Corporation (“FDIC”) assessments	2,622	2,942	8,219	7,932
FDIC special assessment (reversal)	—	—	(58)	—
Earned interest credit expense	3,109	3,529	7,993	9,926
Merger-related costs	2,650	958	4,942	20,758
Other noninterest expense	10,466	10,027	30,396	30,400
Total noninterest expense	102,794	96,861	295,713	290,195
INCOME BEFORE INCOME TAXES	46,123	36,371	126,627	38,149
INCOME TAX PROVISION	10,546	5,595	28,479	11,027
NET INCOME	$35,577	$30,776	$98,148	$27,122

EARNINGS PER COMMON SHARE
Basic	$0.28	$0.24	$0.77	$0.22
Diluted	$0.28	$0.24	$0.76	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$35,577	$30,776	$98,148	$27,122
Other comprehensive (loss) income:
Change in unrealized net holding (losses) gains on securities AFS	(83,069)	23,909	(96,467)	67,094
Change in unrealized net holding gains (losses) on interest rate contracts used in cash flow hedges	19	367	3,661	(1,673)
Reclassification adjustments for net losses (gains) realized in net income	607	(126)	417	37,294
Tax effect	23,622	(6,808)	26,290	(28,905)
Other comprehensive (loss) income, net of tax	(58,821)	17,342	(66,099)	73,810
Total comprehensive (loss) income	$(23,244)	$48,118	$32,049	$100,932

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, JUNE 30, 2025	128,124,458	$146	$1,520,129	$1,143,044	$(264,667)	$(171,404)	$2,227,248
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	60,813						—
Stock-based compensation, net of tax settlements			1,540				1,540
Cash dividends declared on common stock ($0.14 per share)				(17,946)			(17,946)
Comprehensive income:
Net income				30,776			30,776
Other comprehensive income						17,342	17,342
BALANCE, SEPTEMBER 30, 2025	128,185,271	$146	$1,521,669	$1,155,874	$(264,667)	$(154,062)	$2,258,960

BALANCE, JUNE 30, 2026	127,741,836	$146	$1,525,555	$1,199,120	$(273,384)	$(155,585)	$2,295,852
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	16,591						—
Stock-based compensation, net of tax settlements			2,734				2,734
Cash dividends declared on common stock ($0.14 per share)				(17,884)			(17,884)
Comprehensive loss:
Net income				35,577			35,577
Other comprehensive loss						(58,821)	(58,821)
BALANCE, SEPTEMBER 30, 2026	127,758,427	$146	$1,528,289	$1,216,813	$(273,384)	$(214,406)	$2,257,458

(Continued)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total stockholders’ equity
	Shares	Amount
	(Dollars in thousands, except share and per share data)
BALANCE, DECEMBER 31, 2024	120,755,658	$138	$1,445,373	$1,181,533	$(264,667)	$(227,872)	$2,134,505
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	452,859	1					1
Stock-based compensation, net of tax settlements			2,977				2,977
Issuance of shares in exchange for Territorial Bancorp Inc. (“Territorial”) common stock	6,976,754	7	73,319				73,326
Cash dividends declared on common stock ($0.42 per share)				(52,781)			(52,781)
Comprehensive income:
Net income				27,122			27,122
Other comprehensive income						73,810	73,810
BALANCE, SEPTEMBER 30, 2025	128,185,271	$146	$1,521,669	$1,155,874	$(264,667)	$(154,062)	$2,258,960

BALANCE, DECEMBER 31, 2025	128,201,655	$146	$1,523,702	$1,172,394	$(264,667)	$(148,307)	$2,283,268
Issuance of shares pursuant to various stock plans, net of forfeitures and tax withholding cancellations	329,498						—
Stock-based compensation, net of tax settlements			4,587				4,587
Cash dividends declared on common stock ($0.42 per share)				(53,729)			(53,729)
Comprehensive income:
Net income				98,148			98,148
Other comprehensive loss						(66,099)	(66,099)
Repurchase of treasury stock	(772,726)				(8,717)		(8,717)
BALANCE, SEPTEMBER 30, 2026	127,758,427	$146	$1,528,289	$1,216,813	$(273,384)	$(214,406)	$2,257,458

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,148	$27,122
Adjustments to reconcile net income to net cash from operating activities:
Discount accretion, net of depreciation and amortization	43,592	46,463
Stock-based compensation expense	6,576	5,557
Provision for credit losses	23,980	24,602
Gains on BOLI	(2,267)	(1,795)
Net gains on sales of loans	(16,203)	(11,921)
Net change in fair value of derivatives	(4,384)	(5,565)
Net (gains) losses on sales of investment securities AFS	(1,776)	38,856
Net change in deferred income taxes	(3,234)	7,929
Proceeds from sales of loans held for sale	263,799	125,016
Originations of loans held for sale	(214,432)	(115,388)
Originations of servicing assets	(5,570)	(4,807)
Net change in accrued interest receivable	(3,181)	3,228
Net change in other assets	(7,538)	(13,504)
Net change in accrued interest payable	(15,487)	(20,352)
Net change in other liabilities	65,576	(17,389)
Net cash provided by operating activities	227,599	88,052

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest earning deposits in other financial institutions	(8,184)	—
Redemption of interest earning deposits in other financial institutions	4,712	—
Investment securities available for sale:
Purchase of securities	(833,415)	(717,526)
Proceeds from matured, called, or paid-down securities	249,909	166,341
Proceeds from sales of securities	156,047	953,057
Investment securities held to maturity:
Proceeds from matured, called, or paid-down securities	11,797	11,429
Equity investments:
Purchase of investments	(3,243)	(47,945)
Proceeds from sales of loans held for sale previously classified as held for investment	112,664	137,185
Net change in loans receivable	(490,902)	(70,692)
Redemption of FHLB and Federal Reserve Bank ("FRB") stock	450	11,247
Purchase of premises and equipment	(13,680)	(9,710)
Proceeds from BOLI death benefits	75	2,809
Investments in affordable housing partnerships	(10,920)	(5,192)
Investments in renewable energy tax credits	(12,813)	(7,223)
Proceeds from terminations of derivatives	3,815	—
Proceeds from sales of OREO	333	—
Net cash received from the acquisition of Territorial	—	86,696
Net cash (used in) provided by investing activities	(833,355)	510,476

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	513,026	(172,458)
Proceeds from FHLB advances	374,000	115,000
Repayment of FHLB advances	(285,000)	(350,000)
Proceeds from FRB borrowings	429,000	238,200
Repayment of FRB borrowings	(429,000)	(377,200)
Purchase of treasury stock	(8,717)	—
Cash dividends paid on common stock	(53,729)	(52,781)
Taxes paid in net settlement of restricted stock	(1,989)	(2,580)
Issuance of additional stock pursuant to various stock plans	—	1
Net cash provided by (used in) financing activities	537,591	(601,818)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(68,165)	(3,290)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	560,059	458,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$491,894	$454,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$337,419	$376,347
Cash paid for income taxes, net	6,736	1,799

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$661	$—
Transfer from loans receivable to loans held for sale	131,761	153,609
Transfer from loans held for sale to loans receivable	4,631	—
Transfer from premises and equipment to premises held for sale	—	1,526
Lease liabilities arising from obtaining ROU assets	6,412	5,356
New commitments to fund investments in renewable energy tax credits	23,308	46,195
Merger with Territorial:
Identifiable assets acquired, net of cash	(3,213)	1,843,867
Liabilities assumed	—	1,871,117
Goodwill	3,213	13,880
Issuance of common stock as consideration	—	73,326

See accompanying Notes to Consolidated Financial Statements (Unaudited)

HOPE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Hope Bancorp, Inc. (“Hope Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for Bank of Hope (the “Bank”). At September 30, 2026, the Bank operated 45 full-service branches in California, New York, New Jersey, Washington, Texas, Illinois, Georgia and Alabama under the Bank of Hope banner, and 25 branches in Hawaii under the Territorial Savings banner. The Bank also operates SBA loan production offices, commercial loan production offices, and residential mortgage loan production offices throughout the United States, and a representative office in Seoul, South Korea. The Bank is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. The Bank is an Equal Opportunity Lender. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
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
The Consolidated Financial Statements include the accounts of Hope Bancorp and its wholly owned subsidiaries, principally the Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments that, in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2026 and December 31, 2025, and the results of operations for the three and nine months ended September 30, 2026 and 2025. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, and did not have an impact on the prior year net income or stockholders’ equity. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
During the fourth quarter of 2025, the Company early adopted ASU 2025-08 effective January 1, 2025. As a result, ASU 2025-08 was applied to the acquisition of Territorial. With the adoption, the Company reversed $3.9 million in provision for credit losses which was offset by a reduction to the accretable discount on loans acquired from Territorial as of April 2, 2025. The presentation of prior-year interim periods have been adjusted on a prospective basis to reflect the early adoption of ASU 2025-08.
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

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities AFS:
U.S. Treasury securities	$79,499	$—	$(113)	$79,386	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	9,904	—	(828)	9,076	—	—	—	—
Collateralized mortgage obligations (“CMO”)	687,628	4	(112,575)	575,057	706,528	1,116	(91,137)	616,507
Mortgage-backed securities (“MBS”):
Residential	827,617	—	(80,924)	746,693	521,939	3,549	(48,105)	477,383
Commercial	553,900	—	(71,301)	482,599	502,092	1,807	(43,157)	460,742
Asset-backed securities	155,635	214	(28)	155,821	129,854	150	(4)	130,000
Corporate securities	20,507	—	(1,531)	18,976	23,009	—	(1,873)	21,136
Municipal securities	114,027	—	(16,470)	97,557	134,969	645	(8,300)	127,314
Total investment securities AFS	$2,448,717	$218	$(283,770)	$2,165,165	$2,018,391	$7,267	$(192,576)	$1,833,082

Debt securities HTM:
U.S. Government agency and U.S. Government sponsored enterprises:
MBS:
Residential	$126,765	$—	$(16,535)	$110,230	$133,121	$—	$(7,358)	$125,763
Commercial	103,508	—	(9,072)	94,436	106,661	18	(5,418)	101,261
Total investment securities HTM	$230,273	$—	$(25,607)	$204,666	$239,782	$18	$(12,776)	$227,024
The Company has elected to exclude accrued interest from the amortized cost of its investment debt securities. Accrued interest receivable for investment debt securities at September 30, 2026 and December 31, 2025, totaled $9.3 million and $8.3 million, respectively, and was included in accrued interest receivable on the Consolidated Statements of Financial Condition.
At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
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

The table below summarizes the proceeds from and gains and losses on the sales of investment securities AFS, for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Proceeds from sales of investment securities AFS	$—	$—	$156,047	$953,057

Gains from sales of investment securities AFS	$—	$—	$2,163	$—
Losses from sales of investment securities AFS	—	—	(387)	(38,856)
Net gains (losses) on sales of investment securities AFS	$—	$—	$1,776	$(38,856)
At September 30, 2026 and December 31, 2025, $199.2 million and $129.3 million in unrealized losses on investment securities AFS, net of taxes, respectively, were included in accumulated other comprehensive loss.
The following table presents a breakdown of interest income recorded for investment securities that are taxable and nontaxable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Interest income on investment securities:
Taxable	$21,302	$21,125	$60,235	$53,787
Nontaxable	329	342	973	1,341
Total	$21,631	$21,467	$61,208	$55,128
The amortized cost and estimated fair value of investment securities at September 30, 2026, by contractual maturity, are presented in the table below. Collateralized mortgage obligations, mortgage-backed securities, and asset-backed securities are presented by final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt securities:
Due within one year	$161,109	$160,680	$—	$—
Due after one year through five years	18,318	17,437	30,298	29,469
Due after five years through ten years	76,976	71,528	—	—
Due after ten years	2,192,314	1,915,520	199,975	175,197
Total	$2,448,717	$2,165,165	$230,273	$204,666
Securities with carrying values of approximately $230.3 million and $229.2 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, for various borrowings, and for other purposes as required or permitted by law.

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

	September 30, 2026
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	5	$64,386	$(113)	—	$—	$—	5	$64,386	$(113)
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	1	9,076	(828)	—	—	—	1	9,076	(828)
CMOs	19	162,539	(1,611)	39	410,792	(110,964)	58	573,331	(112,575)
MBS:
Residential	51	507,237	(20,830)	43	239,456	(60,094)	94	746,693	(80,924)
Commercial	23	232,895	(16,350)	40	249,704	(54,951)	63	482,599	(71,301)
Asset-backed securities	4	51,507	(28)	—	—	—	4	51,507	(28)
Corporate securities	1	3,911	(89)	4	15,065	(1,442)	5	18,976	(1,531)
Municipal securities	12	39,502	(3,804)	18	58,055	(12,666)	30	97,557	(16,470)
Total	116	$1,071,053	$(43,653)	144	$973,072	$(240,117)	260	$2,044,125	$(283,770)

	December 31, 2025
	Less than 12 months			12 months or longer			Total
Description of Securities AFS	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
U.S. Government agency and U.S. Government sponsored enterprises:
CMOs	—	$—	$—	40	$463,133	$(91,137)	40	$463,133	$(91,137)
MBS:
Residential	2	9,718	(19)	43	272,276	(48,086)	45	281,994	(48,105)
Commercial	7	64,572	(320)	41	272,407	(42,837)	48	336,979	(43,157)
Asset-backed securities	1	5,003	(4)	—	—	—	1	5,003	(4)
Corporate securities	1	3,946	(54)	4	17,190	(1,819)	5	21,136	(1,873)
Municipal securities	1	2,619	(12)	27	87,292	(8,288)	28	89,911	(8,300)
Total	12	$85,858	$(409)	155	$1,112,298	$(192,167)	167	$1,198,156	$(192,576)
The Company had CMO, MBS, corporate, and municipal securities classified as AFS that were in a continuous loss position for twelve months or longer at September 30, 2026. The CMO and MBS are investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings (“AA” grade or better). The interest on corporate and municipal securities that were in an unrealized loss position has been paid as agreed, and the Company believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover any unrealized losses, which may be at maturity. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis. Under CECL, the length of time that the fair value of investment securities has been less than amortized cost is not considered when assessing for credit impairment.

88.6% of the Company’s investment portfolio at September 30, 2026, consisted of securities that were issued by U.S. Government agency and U.S. Government sponsored enterprises. Although a government guarantee exists on securities issued by U.S. Government sponsored agencies, these entities are not legally backed by the full faith and credit of the federal government, and the current support is subject to a cap as part of the Housing and Economic Recovery Act of 2008. Nonetheless, at this time the Company does not foresee any set of circumstances in which the government would not fund its commitments on these investments as the issuers are an integral part of the U.S. housing market in providing liquidity and stability. Therefore, the Company concluded that a zero allowance approach for these investments was appropriate. The Company also had four asset-backed securities, five corporate securities, and 30 municipal bonds in unrealized loss positions at September 30, 2026. The Company performed an assessment of investments in unrealized loss positions for credit impairment and concluded that no allowance for credit losses was required at September 30, 2026.
Allowance for Credit Losses on Securities Available for Sale—The Company evaluates investment securities AFS in unrealized loss positions for impairment related to credit losses on at least a quarterly basis. Investment securities AFS in unrealized loss positions are first assessed as to whether the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In evaluating whether a credit loss exists, the Company has set up an initial quantitative filter for impairment triggers. If the quantitative filter has been triggered, a security is placed on a watch list and an additional assessment is performed to identify whether a credit impairment exists. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income, net of applicable taxes. The Company did not have an allowance for credit losses on investment securities AFS at September 30, 2026 and December 31, 2025.
Allowance for Credit Losses on Securities Held to Maturity—For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are issued by a U.S. government agency or government-sponsored enterprises are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, the Company applies a zero credit loss assumption on these investments. Any expected credit loss is recorded through the allowance for credit losses on investment securities HTM and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect. At September 30, 2026, all of the Company’s investment securities HTM were issued by a U.S. government agency or government-sponsored enterprises. The Company did not have an allowance for credit losses on investment securities HTM at September 30, 2026 and December 31, 2025.

3.    Equity Investments
Equity Investments with Readily Determinable Fair Values
Equity investments with readily determinable fair values at September 30, 2026 and December 31, 2025, consisted of mutual funds in the amounts of $4.2 million and $4.5 million, respectively, and were included in equity investments on the Consolidated Statements of Financial Condition.
There were no equity investments with readily determinable fair values that were purchased during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company purchased $0 and $45.5 million in equity investments with readily determinable fair values, consisting of Community Reinvestment Act (“CRA”) mutual funds.
The net losses recognized from changes in fair value for equity investments with readily determinable fair values for the three and nine months ended September 30, 2026, totaled $166 thousand and $212 thousand, respectively, and were recorded in other noninterest income and fees in the Consolidated Statements of Income. The net gains recognized from changes in fair value for equity investments with readily determinable fair values for the three and nine months ended September 30, 2025, totaled $350 thousand and $1.1 million, respectively.

Equity Investments without Readily Determinable Fair Values
At September 30, 2026 and December 31, 2025, the Company also had equity investments without readily determinable fair values, which were carried at cost less any determined impairment. The balance of these investments was adjusted for changes in subsequent observable prices, and was included in equity investments on the Consolidated Statements of Financial Condition. The table below summarizes equity investments without readily determinable fair values by type:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Correspondent bank stock	$370	$370
Community Development Financial Institutions (“CDFI”) investments	1,010	1,010
CRA investments	39,766	36,636
Total	$41,146	$38,016
The Company had no impairments or subsequent observable price changes for equity investments without readily determinable fair values for the three and nine months ended September 30, 2026 and 2025.

4.    Loans Receivable and Allowance for Credit Losses
The following is a summary of loans receivable by loan segment:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Loan portfolio composition
Commercial real estate (“CRE”) loans	$8,462,596	$8,494,508
Commercial and industrial (“C&I”) loans	3,983,853	3,711,875
Residential mortgage loans	2,569,160	2,440,456
Consumer and other loans	34,865	54,173
Total loans receivable, net of deferred costs and fees	15,050,474	14,701,012
Allowance for credit losses	(154,325)	(156,661)
Loans receivable, net of allowance for credit losses	$14,896,149	$14,544,351
Loans receivable is stated at the amount of unpaid principal, adjusted for net deferred fees and costs, premiums and discounts, and purchase accounting fair value adjustments. The Company had net deferred costs of $10.0 million and $4.7 million at September 30, 2026 and December 31, 2025, respectively. Net discount on acquired loans at September 30, 2026 and December 31, 2025, totaled $178.7 million and $192.8 million, respectively.
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
The Company had loans receivable of $15.05 billion at September 30, 2026, an increase of $349.5 million, or 2.4%, from December 31, 2025.
The Company had $67.4 million in loans held for sale at September 30, 2026, compared with $86.9 million at December 31, 2025. Loans held for sale at September 30, 2026, consisted of $49.1 million in SBA loans, $2.3 million in residential mortgage loans, and $16.0 million in other C&I and CRE loans, compared with $4.0 million in residential mortgage loans and $82.9 million in C&I loans at December 31, 2025. Loans held for sale are not included in the loans receivable table presented above.

The tables below detail the activity in the allowance for credit losses (“ACL”) by portfolio segment for the three and nine months ended September 30, 2026 and 2025.

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2026
Balance, beginning of period	$94,034	$48,588	$10,247	$349	$153,218
Provision for credit loss on loans	6,845	522	655	78	8,100
Loans charged off	(3,655)	(4,248)	—	—	(7,903)
Recoveries of charge offs	315	592	—	3	910
Balance, end of period	$97,539	$45,454	$10,902	$430	$154,325

Nine Months Ended September 30, 2026
Balance, beginning of period	$85,144	$60,172	$10,557	$788	$156,661
Provision (credit) for credit loss on loans	16,941	7,525	345	(411)	24,400
Loans charged off	(5,002)	(23,169)	—	—	(28,171)
Recoveries of charge offs	456	926	—	53	1,435
Balance, end of period	$97,539	$45,454	$10,902	$430	$154,325

	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2025
Balance, beginning of period	$77,300	$62,547	$9,113	$545	$149,505
Provision (credit) for credit loss on loans	7,453	(856)	1,305	198	8,100
Loans charged off	(439)	(6,114)	—	(60)	(6,613)
Recoveries of charge offs	1,372	136	—	9	1,517
Balance, end of period	$85,686	$55,713	$10,418	$692	$152,509

Nine Months Ended September 30, 2025
Balance, beginning of period	$88,374	$57,243	$4,438	$472	$150,527
Initial allowance for purchased seasoned loans (“PSL”) and purchased credit deteriorated (“PCD”) loans acquired	84	59	3,528	300	3,971
Provision (credit) for credit loss on loans	(3,649)	23,602	2,452	987	23,392
Loans charged off	(1,411)	(27,417)	—	(1,147)	(29,975)
Recoveries of charge offs	2,288	2,226	—	80	4,594
Balance, end of period	$85,686	$55,713	$10,418	$692	$152,509

The following tables break out the allowance for credit losses and loan balance by measurement methodology at September 30, 2026 and December 31, 2025:

	September 30, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$479	$3,247	$356	$112	$4,194
Collectively evaluated	97,060	42,207	10,546	318	150,131
Total	$97,539	$45,454	$10,902	$430	$154,325

Loans outstanding:
Individually evaluated	$44,632	$44,497	$16,635	$1,841	$107,605
Collectively evaluated	8,417,964	3,939,356	2,552,525	33,024	14,942,869
Total	$8,462,596	$3,983,853	$2,569,160	$34,865	$15,050,474

	December 31, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Individually evaluated	$2,846	$12,260	$87	$2	$15,195
Collectively evaluated	82,298	47,912	10,470	786	141,466
Total	$85,144	$60,172	$10,557	$788	$156,661

Loans outstanding:
Individually evaluated	$65,106	$53,136	$13,198	$307	$131,747
Collectively evaluated	8,429,402	3,658,739	2,427,258	53,866	14,569,265
Total	$8,494,508	$3,711,875	$2,440,456	$54,173	$14,701,012
At September 30, 2026 and December 31, 2025, reserves for unfunded loan commitments recorded in other liabilities were $2.9 million and $3.3 million, respectively. For the three and nine months ended September 30, 2026, the Company recorded an addition to reserves for unfunded commitments of $460 thousand and a reduction to reserves for unfunded commitments of $420 thousand, respectively. For the three and nine months ended September 30, 2025, the Company recorded an addition to reserves for unfunded commitments of $610 thousand and $1.2 million, respectively.
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

The tables below represent the amortized cost of nonaccrual loans, as well as loans past due 90 or more days and still on accrual status, by loan segment and broken out by loans with a recorded ACL and those without a recorded ACL, at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$37,177	$7,641	$44,818	$—
C&I loans	16,673	27,824	44,497	—
Residential mortgage loans	8,652	7,989	16,641	—
Consumer and other loans	—	1,841	1,841	—
Total	$62,502	$45,295	$107,797	$—

	December 31, 2025
	Nonaccrual with No ACL	Nonaccrual with an ACL	Total Nonaccrual (1)	Accruing Loans Past Due 90 Days or More
	(Dollars in thousands)
CRE loans	$37,371	$27,735	$65,106	$1,794
C&I loans	17,665	35,471	53,136	—
Residential mortgage loans	5,331	7,867	13,198	2,149
Consumer and other loans	—	307	307	—
Total	$60,367	$71,380	$131,747	$3,943
__________________________________
(1)    Total nonaccrual loans exclude the guaranteed portion of SBA loans that are in liquidation totaling $17.3 million and $15.6 million, at September 30, 2026 and December 31, 2025, respectively.
The following table presents the amortized cost of collateral-dependent loans at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
	(Dollars in thousands)
CRE loans	$43,045	$—	$43,045	$59,525	$1,089	$60,614
C&I loans	2,786	39,612	42,398	4,289	47,495	51,784
Residential mortgage loans	8,652	—	8,652	5,331	—	5,331
Consumer and other loans	1,841	—	1,841	—	—	—
Total	$56,324	$39,612	$95,936	$69,145	$48,584	$117,729

Collateral on loans is a significant portion of what secures collateral-dependent loans and significant changes to the fair value of the collateral can potentially impact ACL. During the nine months ended September 30, 2026, the Company did not have any significant changes to the extent to which collateral secured its collateral-dependent loans, due to general deterioration or from other factors. At September 30, 2026 and December 31, 2025, real estate collateral securing CRE and C&I loans consisted of commercial real estate properties including hotel/motel, building, office, gas station, warehouse, mixed-use, multifamily, restaurant properties, and real estate collateral securing residential mortgage loans consisted of underlying residential mortgage loan homes. Collateral dependent loans secured by other collateral at September 30, 2026 and December 31, 2025, consisted of loans secured by underlying businesses.

Accrued interest receivable on loans totaled $45.4 million at September 30, 2026, and $43.5 million at December 31, 2025. The Company has elected to exclude accrued interest receivable in its estimates of expected credit losses because the Company writes off uncollectible accrued interest receivable in a timely manner. The Company considers writing off accrued interest amounts once the amounts become 90 days past due to be considered within a timely manner. The Company writes off accrued interest receivable by reversing interest income. The following table presents interest income reversals, due to loans being placed on nonaccrual status, by loan segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
CRE loans	$88	$187	$642	$992
C&I loans	247	200	333	1,070
Residential mortgage loans	32	3	170	40
Consumer and other loans	21	—	21	7
Total	$388	$390	$1,166	$2,109
The following table presents the amortized cost of past due loans, including nonaccrual loans past due 30 or more days, by the number of days past due at September 30, 2026 and December 31, 2025, by loan segment:

	September 30, 2026				December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
	(Dollars in thousands)
CRE loans	$39,949	$17,863	$39,729	$97,541	$9,403	$4,129	$44,560	$58,092
C&I loans	19,572	5,270	28,195	53,037	2,189	759	22,449	25,397
Residential mortgage loans	198	2,322	9,755	12,275	5,994	5,703	8,052	19,749
Consumer and other loans	1,841	—	—	1,841	1,504	—	223	1,727
Total Past Due	$61,560	$25,455	$77,679	$164,694	$19,090	$10,591	$75,284	$104,965

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

The following tables present the amortized cost basis of loans receivable by segment, risk rating, and year of origination, renewal, or major modification at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Term Loan by Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
CRE loans
Pass	$1,145,559	$1,359,562	$775,885	$357,907	$1,944,625	$2,608,824	$84,327	$503	$8,277,192
Special mention	—	330	2,765	18,127	36,120	22,427	1,094	11,057	91,920
Substandard	—	11,842	4,868	15,017	27,718	33,694	—	—	93,139
Doubtful / loss	—	—	—	—	—	345	—	—	345
Subtotal	$1,145,559	$1,371,734	$783,518	$391,051	$2,008,463	$2,665,290	$85,421	$11,560	$8,462,596
Year-to-date gross charge offs	$—	$—	$243	$166	$114	$4,479	$—	$—	$5,002

C&I loans
Pass	$1,358,221	$917,968	$355,862	$154,881	$228,192	$206,538	$627,280	$4,492	$3,853,434
Special mention	1,710	1,663	1,967	3,120	9,683	316	14,020	—	32,479
Substandard	4,038	1,108	29,894	26,643	13,653	8,819	7,510	—	91,665
Doubtful / loss	—	—	3,598	1,915	762	—	—	—	6,275
Subtotal	$1,363,969	$920,739	$391,321	$186,559	$252,290	$215,673	$648,810	$4,492	$3,983,853
Year-to-date gross charge offs	$—	$275	$2,997	$7,467	$12,382	$48	$—	$—	$23,169

Residential mortgage loans
Pass	$272,515	$466,541	$277,205	$129,120	$395,465	$1,011,673	$—	$—	$2,552,519
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,074	869	2,972	11,726	—	—	16,641
Subtotal	$272,515	$466,541	$278,279	$129,989	$398,437	$1,023,399	$—	$—	$2,569,160
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$8,619	$504	$2,510	$383	$75	$18	$20,266	$199	$32,574
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	2,291	2,291
Subtotal	$8,619	$504	$2,510	$383	$75	$18	$20,266	$2,490	$34,865
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,784,914	$2,744,575	$1,411,462	$642,291	$2,568,357	$3,827,053	$731,873	$5,194	$14,715,719
Special mention	1,710	1,993	4,732	21,247	45,803	22,743	15,114	11,057	124,399
Substandard	4,038	12,950	35,836	42,529	44,343	54,239	7,510	2,291	203,736
Doubtful / loss	—	—	3,598	1,915	762	345	—	—	6,620
Total	$2,790,662	$2,759,518	$1,455,628	$707,982	$2,659,265	$3,904,380	$754,497	$18,542	$15,050,474
Total year-to-date gross charge offs	$—	$275	$3,240	$7,633	$12,496	$4,527	$—	$—	$28,171

	December 31, 2025
	Term Loan by Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
CRE loans
Pass	$1,430,615	$802,249	$429,368	$2,058,865	$1,691,770	$1,828,027	$93,163	$11,046	$8,345,103
Special mention	20	4,282	13,280	13,088	7,027	7,358	603	—	45,658
Substandard	—	1,548	4,478	30,030	32,104	35,587	—	—	103,747
Subtotal	$1,430,635	$808,079	$447,126	$2,101,983	$1,730,901	$1,870,972	$93,766	$11,046	$8,494,508
Year-to-date gross charge offs	$—	$—	$—	$100	$—	$1,461	$—	$—	$1,561

C&I loans
Pass	$1,236,925	$711,374	$244,744	$427,331	$221,747	$72,314	$607,783	$2,951	$3,525,169
Special mention	238	1,848	10,513	10,426	990	815	22,015	—	46,845
Substandard	7,506	25,230	33,998	4,756	29,288	589	12,863	—	114,230
Doubtful / loss	—	—	2,360	23,271	—	—	—	—	25,631
Subtotal	$1,244,669	$738,452	$291,615	$465,784	$252,025	$73,718	$642,661	$2,951	$3,711,875
Year-to-date gross charge offs	$4,190	$263	$11,409	$12,326	$448	$4,033	$—	$—	$32,669

Residential mortgage loans
Pass	$487,906	$307,380	$140,012	$418,492	$418,904	$654,564	$—	$—	$2,427,258
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	825	1,368	1,980	9,025	—	—	13,198
Subtotal	$487,906	$307,380	$140,837	$419,860	$420,884	$663,589	$—	$—	$2,440,456
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans
Pass	$12,555	$9,512	$2,335	$2,299	$140	$2,319	$23,206	$—	$52,366
Special mention	—	—	—	—	—	—	1,500	—	1,500
Substandard	—	—	50	—	—	257	—	—	307
Subtotal	$12,555	$9,512	$2,385	$2,299	$140	$2,576	$24,706	$—	$54,173
Year-to-date gross charge offs	$—	$—	$—	$—	$—	$—	$1,087	$—	$1,087

Total loans
Pass	$3,168,001	$1,830,515	$816,459	$2,906,987	$2,332,561	$2,557,224	$724,152	$13,997	$14,349,896
Special mention	258	6,130	23,793	23,514	8,017	8,173	24,118	—	94,003
Substandard	7,506	26,778	39,351	36,154	63,372	45,458	12,863	—	231,482
Doubtful / loss	—	—	2,360	23,271	—	—	—	—	25,631
Total	$3,175,765	$1,863,423	$881,963	$2,989,926	$2,403,950	$2,610,855	$761,133	$13,997	$14,701,012
Total year-to-date gross charge offs	$4,190	$263	$11,409	$12,426	$448	$5,494	$1,087	$—	$35,317

The Company may reclassify loans held for investment to loans held for sale in the event that the Company plans to sell loans that were originated with the intent to hold to maturity. Loans transferred from held for investment to held for sale are carried at the lower of cost or fair value. The breakdown of loans by segment that were reclassified from held for investment to held for sale for the three and nine months ended September 30, 2026 and 2025, is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transfer of loans held for investment to held for sale	(Dollars in thousands)
CRE loans	$18,673	$13,789	$63,771	$49,315
C&I loans	36,656	23,942	66,142	97,966
Residential mortgage loans	1,848	—	1,848	—
Consumer and other loans	—	—	—	6,329
Total	$57,177	$37,731	$131,761	$153,610
Loans transferred from held for investment to held for sale included the guaranteed portion of SBA loans totaling $5.0 million and $65.1 million for the three and nine months ended September 30, 2026, respectively, and $27.0 million and $85.7 million for the three and nine months ended September 30, 2025, respectively.
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
The ACL for the Company’s construction and certain consumer loans is calculated based on a non-modeled approach that utilizes historical loss rates to estimate losses. A non-modeled approach was chosen for these loans as fewer data points exist, which could result in high levels of estimated loss volatility under a modeled approach. In the aggregate, non-modeled loans represented approximately 1% of the Company’s total loan portfolio at September 30, 2026.
The Company’s Economic Forecasting Committee (“EFC”) reviews economic forecast scenarios that are incorporated in the Company’s ACL. The EFC reviews multiple scenarios provided to the Company by an independent third party and chooses a single scenario that best aligns with management’s expectation of future economic conditions. At September 30, 2026, the Company utilized the September 2026 consensus economic forecast scenario from Moody’s, as it best aligned with management’s expectations of future conditions. The Company also utilized Moody’s December 2025 consensus economic forecast for the calculation of its December 31, 2025 ACL.

Key macroeconomic variable inputs from Moody's September 2026 consensus forecast are presented in the table below:

	2026	2027	2028
GDP Growth*	2.2%	2.2%	2.1%
Unemployment Rate	4.3%	4.2%	4.2%
CRE Price Index Growth*	3.5%	3.5%	3.3%
10 Year Treasury Rate	4.5%	4.8%	4.6%
__________________________________
* Represents year-over-year growth rates.
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

	Three Months Ended September 30, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$—	$—	$—
Term extension	1,101	17,954	—	—	19,055
Total Loan Modifications	$1,101	$17,954	$—	$—	$19,055
% of Loan Segment	0.01%	0.45%	—%	—%	0.13%

	Nine Months Ended September 30, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$25,318	$—	$—	$25,318
Term extension	1,526	25,866	—	—	27,392
Total Loan Modifications	$1,526	$51,184	$—	$—	$52,710
% of Loan Segment	0.02%	1.28%	—%	—%	0.35%

	Three Months Ended September 30, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Term extension	$—	$2,431	$—	$—	$2,431
Combination of term extension & interest rate reduction	—	15,918	—	—	15,918
Total Loan Modifications	$—	$18,349	$—	$—	$18,349
% of Loan Segment	—%	0.49%	—%	—%	0.13%

	Nine Months Ended September 30, 2025
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$8,567	$—	$8,567
Term extension	—	16,194	—	—	16,194
Combination of term extension & interest rate reduction	—	15,918	—	—	15,918
Total Loan Modifications	$—	$32,112	$8,567	$—	$40,679
% of Loan Segment	—%	0.86%	0.36%	—%	0.28%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the periods presented:

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Payment delay
C&I loans	Length of payment delay by a weighted average of:	N/A	0.9 years
Term extension
CRE loans	Extended term by a weighted average of:	0.4 years	0.3 years
C&I loans	Extended term by a weighted average of:	0.9 years	0.7 years

Financial Effect
Modification & Loan Types	Description of Financial Effect	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Payment delay
Residential mortgage loans	Length of payment delay by a weighted average of :	N/A	0.3 years
Term extension
C&I loans	Extended term by a weighted average of:	0.5 years	0.4 years
Combination of term extension & interest rate reduction
C&I loans	Extended term by a weighted average of:	0.5 years	0.5 years
	And interest rate reduced by a weighted average of:	3.8%	3.8%
As of September 30, 2026, commitments to lend additional funds to borrowers whose loans were modified in the nine months ended September 30, 2026, totaled $4.9 million. As of December 31, 2025, commitments to lend additional funds to borrowers whose loans were modified in the year ended December 31, 2025, totaled $7 thousand.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulties to understand the effectiveness of its modification efforts. Loans modified in the 12 months prior to September 30, 2026, consisted of $31.9 million that was current to 89 days delinquent, and $20.6 million that was on nonaccrual status as of September 30, 2026. Loans modified in the 12 months prior to September 30, 2025, consisted of $42.3 million that was current to 89 days delinquent, and $30.0 million that was on nonaccrual status as of September 30, 2025.

The following tables present the amortized cost basis, outstanding as of each period end, of modified loans that, within 12 months of the modification date, experienced a subsequent default during the periods presented:

	Three Months Ended September 30, 2026
	CRE Loans	C&I Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(Dollars in thousands)
Payment delay	$—	$—	$—	$—	$—
Term extension	—	—	—	—	—
Total	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2026
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
The carrying amount of the Company’s goodwill at September 30, 2026, and December 31, 2025, was $484.1 million and $480.9 million, respectively. The Company recorded goodwill of $19.7 million as a result of the Merger with Territorial on April 2, 2025. At December 31, 2025, the Company performed a qualitative assessment to test for impairment and management has concluded that there was no impairment. As the Company operates as a single business unit, goodwill impairment was assessed based on the Company as a whole.
There were no triggering events during the three and nine months ended September 30, 2026, that indicated goodwill was more than likely impaired. Therefore, there was no impairment of goodwill recorded during the three and nine months ended September 30, 2026. The Company performed a remeasurement of certain assets acquired from Territorial and recorded an adjustment of $3.2 million, net of taxes, as an increase to goodwill in the nine months ended September 30, 2026, to finalize the Company’s measurement of deferred taxes related to the acquisition of Territorial.
Intangible Assets
A core deposit intangible asset of $46.5 million, representing 4.1% of core deposits, was recorded in 2025 as part of the acquisition of Territorial and is scheduled to be amortized over a period of 15 years ending in 2040.
Amortization expense related to core deposit intangible assets totaled $893 thousand and $3.2 million for the three and nine months ended September 30, 2026, respectively. Amortization expense related to core deposit intangible assets totaled $1.2 million and $2.7 million for the three and nine months ended September 30, 2025, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2026 and December 31, 2025:

				September 30, 2026		December 31, 2025
Core Deposit Intangibles Related To:	Acquisition Year	Amortization Period	Gross Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount
			(Dollars in thousands)
Wilshire Bancorp	2016	10 years	$18,138	$(18,138)	$—	$(17,310)	$828
Territorial Bancorp	2025	15 years	46,520	(4,652)	41,868	(2,326)	44,194
Total			$64,658	$(22,790)	$41,868	$(19,636)	$45,022
Servicing Assets
Total servicing assets at September 30, 2026 totaled $15.8 million, comprising $14.9 million in SBA servicing assets and $1.0 million in mortgage related servicing assets. At December 31, 2025, servicing assets totaled $13.0 million and comprised $11.9 million in SBA servicing assets and $1.1 million in mortgage related servicing assets.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. At September 30, 2026 and December 31, 2025, the Company did not have a valuation allowance on its servicing assets.

The changes in servicing assets for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$14,654	$11,822	$12,954	$10,051
Additions through originations of servicing assets	2,010	1,377	5,570	4,807
Amortization	(831)	(808)	(2,691)	(2,467)
Balance at end of period	$15,833	$12,391	$15,833	$12,391
Loans serviced for others are not reported as assets. The principal balances of loans serviced for other institutions totaled $1.19 billion and $1.09 billion at September 30, 2026, and December 31, 2025, respectively.
The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in evaluating servicing assets for impairment at September 30, 2026 and December 31, 2025, are presented below.

	September 30, 2026	December 31, 2025
SBA Servicing Assets:
Weighted-average discount rate	14.18%	9.83%
Constant prepayment rate	8.28%	8.74%
Mortgage Servicing Assets:
Weighted-average discount rate	11.44%	10.38%
Constant prepayment rate	3.55%	3.86%

6.    Deposits
Total deposits of $16.12 billion at September 30, 2026, were up $513.0 million, or 3.3%, from $15.60 billion at December 31, 2025. $1.67 billion in deposits were assumed in the Merger with Territorial on April 2, 2025. At September 30, 2026, noninterest bearing demand deposits and money market and NOW accounts increased, while savings and time deposits decreased, compared with December 31, 2025.
The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2026 and December 31, 2025 was $3.13 billion and $3.21 billion, respectively. Included in time deposits of more than $250 thousand was $300.0 million in California State Treasurer’s deposits at September 30, 2026 and December 31, 2025. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At September 30, 2026 and December 31, 2025, a letter of credit issued by the FHLB for $330.0 million was pledged as collateral for the California State Treasurer’s deposits. At September 30, 2026, time deposits owned by state and local governments in Hawaii in amounts greater than or equal to $250 thousand were $429.0 million, and were collateralized by investment securities with an aggregate fair value of $204.0 million, and a letter of credit issued by the FHLB for $222.0 million. At December 31, 2025, time deposits owned by state and local governments in Hawaii in amounts greater than or equal to $250 thousand were $193.7 million, and were collateralized by investment securities with an aggregate fair value of $205.5 million.
Brokered deposits at September 30, 2026 and December 31, 2025, totaled $796.5 million and $902.0 million, respectively. Brokered deposits at September 30, 2026, consisted of $486.9 million in money market and NOW accounts and $309.7 million in time deposit accounts. Brokered deposits at December 31, 2025, consisted of $455.8 million in money market and NOW accounts and $446.1 million in time deposit accounts.
The aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans was $3.5 million and $2.5 million at September 30, 2026 and December 31, 2025, respectively.
The following is a breakdown of the Company’s deposits at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Noninterest bearing demand deposits	$3,501,963	22%	$3,371,759	22%
Money market and NOW accounts	5,730,882	35%	4,700,146	30%
Savings deposits	977,218	6%	1,156,227	7%
Time deposits	5,906,106	37%	6,375,011	41%
Total deposits	$16,116,169	100%	$15,603,143	100%

7.    Borrowings
At September 30, 2026, borrowings totaled $374.0 million compared with $284.9 million at December 31, 2025. Borrowings at September 30, 2026 and December 31, 2025 were net of discounts totaling $0 and $78 thousand, respectively, and had a weighted average effective rate of 3.65% and 3.32%, respectively.
The Company’s borrowings at September 30, 2026, included borrowings with put options that entitle the FHLB to require the Company to prepay the borrowings without any prepayment penalties. The Company’s borrowings at September 30, 2026 had remaining maturities of less than 1 month aside from the putable borrowings of $322.0 million, which had a remaining weighted average maturity of approximately 1.4 years.
The tables below summarize the Company’s borrowing lines at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate

	(Dollars in thousands)
FHLB	$4,178,771	$374,000	3.65%	$3,804,771
FRB Discount Window	1,767,941	—	—%	1,767,941
Unsecured Federal Funds lines	241,180	—	—%	241,180
Total	$6,187,892	$374,000	3.65%	$5,813,892

	December 31, 2025
	Total Borrowing Capacity	Borrowings Outstanding		Available Borrowing Capacity
		Amount	Weighted Average Rate

	(Dollars in thousands)
FHLB	$4,298,514	$285,000	3.32%	$4,013,514
FRB Discount Window	1,653,160	—	—%	1,653,160
Unsecured Federal Funds lines	331,180	—	—%	331,180
Total	$6,282,854	$285,000	3.32%	$5,997,854
The Company maintains a line of credit with the FHLB of San Francisco as a secondary source of funds. The borrowing capacity with the FHLB is limited to the lower of either 25% of the Bank’s total assets or the Bank’s collateral capacity. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances. At September 30, 2026, loans with a carrying amount of $8.89 billion were pledged at the FHLB for outstanding advances and remaining borrowing capacity. The purchase of FHLB stock is a prerequisite to become a member of the FHLB system, and the Company is required to own a certain amount of FHLB stock based on total asset size and outstanding borrowings.
The Company may also borrow from the FRB discount window up to the maximum amount, which is limited to 99% of the fair market value of the qualifying loans and securities that are pledged. At September 30, 2026, the outstanding principal balance of the qualifying loans pledged at the FRB discount window was $2.06 billion.
The Company also maintains unsecured federal funds borrowing lines with other banks. There were no borrowings outstanding from other banks at September 30, 2026 and December 31, 2025.

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
The carrying value of the convertible notes at September 30, 2026 and December 31, 2025, was $444 thousand. Interest expense on the convertible notes for the three and nine months ended September 30, 2026, totaled $2 thousand and $6 thousand, respectively. Interest expense on the convertible notes for the three and nine months ended September 30, 2025, totaled $2 thousand and $6 thousand, respectively.
Subordinated Debentures
At September 30, 2026, the Company had nine wholly owned subsidiary grantor trusts that had issued $126.0 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures. The subordinated debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the subordinated debentures in whole or in part on a quarterly basis at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the subordinated debentures for up to five years.
The following table is a summary of trust preferred securities and subordinated debentures at September 30, 2026:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	06/05/2003	$5,000	$5,155	Variable	7.31%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	6.86%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	7.19%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	5.81%	06/15/2037
Center Capital Trust I	12/30/2003	18,000	15,989	Variable	6.86%	01/07/2034
Wilshire Trust II	03/17/2005	20,000	17,418	Variable	6.03%	03/17/2035
Wilshire Trust III	09/15/2005	15,000	12,555	Variable	5.56%	09/15/2035
Wilshire Trust IV	07/10/2007	25,000	20,174	Variable	5.54%	09/15/2037
Saehan Capital Trust I	03/30/2007	20,000	16,592	Variable	5.96%	06/30/2037
Total		$126,000	$111,596
The carrying value of the subordinated debentures at September 30, 2026 and December 31, 2025, was $111.6 million and $110.5 million, respectively. At September 30, 2026 and December 31, 2025, acquired subordinated debentures had remaining discounts of $18.3 million and $19.4 million, respectively. The carrying balance of subordinated debentures is net of remaining discounts and includes common trust securities.
The Company’s investment in the common trust securities of the issuer trusts was $3.9 million at September 30, 2026 and December 31, 2025, and the balance is included in the carrying value of subordinated debentures and also included as part of other assets. Although the subordinated debentures issued by the trusts are not included as a component of stockholders’ equity in the Consolidated Statements of Financial Condition, the debt is treated as capital for regulatory purposes.

9.    Commitments and Contingencies
The following table presents a summary of commitments at the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,247,846	$2,200,436
Standby letters of credit	200,111	154,067
Other commercial letters of credit	48,006	18,848
Commitments to fund tax credit investments and CRA investments	63,295	36,266
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
The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as the Company does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the counterparty. The types of collateral that the Company may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $2.9 million at September 30, 2026, and $3.3 million at December 31, 2025.
In the normal course of business, the Company is involved in various legal claims. The Company has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $774 thousand at September 30, 2026, and $484 thousand at December 31, 2025. It is reasonably possible that the Company may incur losses in excess of the amounts currently accrued. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

10.    Stockholders’ Equity
Total stockholders’ equity was $2.26 billion at September 30, 2026, compared with $2.28 billion at December 31, 2025.
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
In January 2022, the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its common stock. The Board of Directors reaffirmed the repurchase program in December 2025, and at September 30, 2026, $26.6 million remained for repurchases. During the nine months ended September 30, 2026, the Company repurchased 772,726 shares of common stock for $8.7 million. The stock repurchases were recorded as treasury stock. See Part II, Item 2-“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
For the three months ended September 30, 2026 and 2025, the Company paid dividends of $0.14 per common share. For the nine months ended September 30, 2026 and 2025, the Company paid dividends of $0.42 per common share.
The following table presents the changes to accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$(155,585)	$(171,404)	$(148,307)	$(227,872)

Unrealized net (losses) gains on investment securities AFS	(83,069)	23,909	(96,467)	67,094
Unrealized net gains (losses) on interest rate contracts used for cash flow hedges	19	367	3,661	(1,673)
Reclassification adjustments for net losses (gains) realized in net income	607	(126)	417	37,294
Tax effect	23,622	(6,808)	26,290	(28,905)
Other comprehensive (loss) income, net of tax	(58,821)	17,342	(66,099)	73,810
Balance at end of period	$(214,406)	$(154,062)	$(214,406)	$(154,062)
Reclassifications for net gains and losses realized in net income for the three and nine months ended September 30, 2026 and 2025, related to net gains on interest rate contracts designated as cash flow hedges, amortization on unrealized losses from transferred investment securities to HTM, and net gains and losses on sales of investment securities AFS. Gains and losses on interest rate contracts are recorded in interest income and interest expense in the Consolidated Statements of Income. The unrealized holding losses at the date of transfer on securities HTM will continue to be reported, net of taxes, in AOCI as a component of stockholders’ equity and amortized over the remaining life of the securities as an adjustment to yield.
For the three and nine months ended September 30, 2026, the Company reclassified net gains of $115 thousand and $175 thousand on interest rate contracts designated as cash flow hedges, respectively, from other comprehensive income to net interest income, compared with net gains of $1.0 million and $4.2 million for the three and nine months ended September 30, 2025, respectively.
For the three and nine months ended September 30, 2026, the Company recorded a reclassification adjustment of $722 thousand and $2.4 million, respectively, from other comprehensive income to a reduction of interest income, to amortize transferred unrealized losses to investment securities HTM, compared with $899 thousand and $2.6 million for the three and nine months ended September 30, 2025, respectively.
For the three and nine months ended September 30, 2026, the Company reclassified net gains of $0 and $1.8 million on the sale of investment securities AFS, respectively, from other comprehensive income to noninterest income, compared with net losses of $0 and $38.9 million for the three and nine months ended September 30, 2025.

11.    Earnings Per Share (“EPS”)
EPS are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding equity awards or convertible notes. Diluted EPS reflects the potential dilution that could occur if stock options, convertible notes, or other contracts to issue common stock were exercised or converted to common stock that would then share in earnings. For the three and nine months ended September 30, 2026, stock options and restricted share awards of 3,890 and 1,321 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. For the three and nine months ended September 30, 2025, stock options and restricted share awards of 410,103 and 492,892 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive.
Pursuant to the Territorial merger agreement, Territorial shareholders received 0.8048 shares of Hope Bancorp common stock in exchange for each share of Territorial common stock; accordingly, the Company issued 6,976,754 shares, or $73.3 million of equity, as part of the transaction, based on the closing price of the Company’s common stock on April 2, 2025.
The Company previously issued $217.5 million in convertible senior notes maturing on May 15, 2038, of which $444 thousand remained outstanding at September 30, 2026. The convertible notes can be converted into the Company’s shares of common stock at an initial rate of 45.0760 shares per $1,000 principal amount of the notes (See Note 8 - “Convertible Notes and Subordinated Debentures” for additional information regarding convertible notes issued). Under the required if-converted method for calculating dilutive EPS for convertible instruments, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back after-tax interest expense for the period. For the three and nine months ended September 30, 2026 and 2025, shares related to the convertible notes issued were not included in the Company’s diluted EPS calculation. In accordance with the terms of the convertible notes and settlement options available to the Company, no shares would have been delivered to investors of the convertible notes based on the Company’s common stock price during the three and nine months ended September 30, 2026 and 2025, as the conversion price exceeded the market price of the Company’s stock.
As part of a board-approved share repurchase program, during the three and nine months ended September 30, 2026, the Company repurchased 0 and 772,726 shares of common stock, respectively, totaling $0 and $8.7 million, respectively, which was recorded as treasury stock. At September 30, 2026, $26.6 million remained available for the repurchase of additional stock under this program.
The following tables present computations of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026			2025
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$35,577	127,747,310	$0.28	$30,776	128,167,932	$0.24
Effect of dilutive securities:
Stock options and restricted stock		877,320			425,942
Diluted EPS - common stock	$35,577	128,624,630	$0.28	$30,776	128,593,874	$0.24

	Nine Months Ended September 30,
	2026			2025
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Earnings Per Share
	(Dollars in thousands, except share and per share data)
Basic EPS - common stock	$98,148	127,867,984	$0.77	$27,122	125,687,283	$0.22
Effect of dilutive securities:
Stock options and restricted stock		641,512			422,853
Diluted EPS - common stock	$98,148	128,509,496	$0.76	$27,122	126,110,136	$0.22

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
The following table presents certain segment income statement information, including significant expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income	$135,365	$126,557	$388,391	$344,829
Provision for credit losses	(8,560)	(8,710)	(23,980)	(24,602)
Noninterest income	22,112	15,385	57,929	8,117
Noninterest expense	(102,794)	(96,861)	(295,713)	(290,195)
Income before income taxes	$46,123	$36,371	$126,627	$38,149

Significant segment expenses
Salaries and employee benefits	$58,697	$54,910	$171,821	$156,204
Occupancy, furniture and equipment	11,737	11,596	33,656	31,525
Software and subscriptions	7,533	6,337	20,962	16,992
Data and item processing	3,240	3,346	10,014	8,851
Merger-related costs	2,650	958	4,942	20,758
The following table presents certain segment balance sheet information:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Total assets	$19,189,488	$18,531,626
Investment securities AFS and HTM	2,395,438	2,072,864
Total loans receivable	15,050,474	14,701,012
Total deposits	16,116,169	15,603,143

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
The 2024 Plan provides the Company flexibility to (i) attract and retain qualified non-employee directors, executives, and other key employees with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employees’ contributions to the Company’s success; and (iv) align the interests of the participants with those of the Company’s stockholders. The 2024 Plan initially reserved for 4,500,000 shares available for grant to participants. At September 30, 2026, there were 1,220,857 remaining shares available for future grants under the 2024 Plan. The pool of available shares can be partially replenished for future grants to the extent there are forfeitures, expirations or otherwise terminations of existing equity awards without issuance of the shares underlying such awards. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under the Code. Similarly, under the terms of the 2024 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to participants at the market price of the Company’s common stock on the date of award, after the lapse of the restriction period and the attainment of the performance criteria. All options not exercised generally expire 10 years after the date of grant.
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
The following is a summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding - January 1, 2026	400,660	$17.10
Granted	—	—
Exercised	—	—
Expired	(400,660)	17.10
Forfeited	—	—
Outstanding - September 30, 2026	—	$—	0	$—
Options exercisable - September 30, 2026	—	$—	0	$—
The following is a summary of the restricted stock and performance unit activity under the Company’s plans for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding (unvested) - January 1, 2026	2,108,923	$10.57
Granted	1,490,974	12.15
Vested	(508,528)	10.78
Forfeited	(410,029)	10.49
Outstanding (unvested) - September 30, 2026	2,681,340	$11.42
The total fair value of restricted stock and performance units vested during the nine months ended September 30, 2026 and 2025, was $5.8 million and $7.4 million, respectively.

The total amounts charged against income related to stock-based payment arrangements were $2.9 million and $6.6 million for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, $2.0 million and $5.6 million, respectively, of stock-based payment arrangements were charged against income. The income tax benefit recognized was approximately $821 thousand and $1.9 million for the three and nine months ended September 30, 2026, respectively, compared with $559 thousand and $1.6 million for the three and nine months ended September 30, 2025, respectively.
All stock option grants have expired at September 30, 2026, therefore, there was no unrecognized compensation expense related to non-vested stock option grants. Unrecognized compensation expense related to non-vested restricted stock and performance units at September 30, 2026, was $20.3 million, and is expected to be recognized over a weighted average vesting period of 2.12 years.

14.    Income Taxes
For the three months ended September 30, 2026, the Company recorded an income tax provision of $10.5 million on pretax income of $46.1 million, representing an effective tax rate of 22.86%, compared with an income tax provision of $5.6 million on pretax income of $36.4 million, representing an effective tax rate of 15.38% for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, the Company recorded an income tax provision of $28.5 million on pretax income of $126.6 million, representing an effective tax rate of 22.49%, compared with an income tax provision of $11.0 million on pretax income of $38.1 million, representing an effective tax rate of 28.91% for the nine months ended September 30, 2025.
The year-over-year changes in the income tax provision, and effective tax rates for the three and nine months ended September 30, 2026, compared with the three and nine months ended September 30, 2025, reflected the higher pretax income and tax credits having a smaller effect on larger pretax income.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes. The Company had total unrecognized tax benefits of $627 thousand and $636 thousand at September 30, 2026 and December 31, 2025, respectively, that relate to uncertainties associated with federal and state income tax matters.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required at September 30, 2026 or December 31, 2025.

15.    Acquisitions
Acquisition of the Commercial Banking Unit of SMBC MANUBANK
On March 31, 2026, the Company’s wholly owned subsidiary, Bank of Hope, entered into a definitive agreement under which the Bank will acquire certain assets and liabilities of the Commercial Banking Unit of SMBC MANUBANK (“MANUBANK”), a subsidiary of SMBC Americas Holdings, Inc. and Sumitomo Mitsui Banking Corporation (“SMBC”). Under the terms of the definitive agreement, the Bank will be purchasing assets and liabilities consisting mostly of loans and deposits to be settled in 100% cash. Following the close of the acquisition, the Bank and SMBC will enter into a collaboration and partnership agreement to provide banking services to SMBC’s Japanese commercial and retail customers needing banking services in the United States.
The transaction closed effective October 1, 2026. See Note 21 - “Subsequent Events” for additional information regarding the close of the acquisition.

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
The tables below present the fair value of the Company’s derivative financial instruments at September 30, 2026 and December 31, 2025. The Company’s derivative assets and derivative liabilities are located within “Other assets” and “Other liabilities,” respectively, on the Company’s Consolidated Statements of Financial Condition.

	September 30, 2026
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities

	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate collars	$500,000	$—	$(9)
Total	$500,000	$—	$(9)

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,662,367	$60,782	$(123)
Interest rate contracts with customers	1,662,367	123	(61,037)
Foreign exchange contracts with correspondent banks	13,634	69	(644)
Foreign exchange contracts with customers	1,933	—	(28)
Risk participation agreement - sold	191,871	—	—
Risk participation agreement - purchased	42,264	18	—
Mortgage banking derivatives	500	—	(7)
Total	$3,574,936	$60,992	$(61,839)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

	December 31, 2025
	Notional Amount	Fair Value(1)
		Other Assets	Other Liabilities

	(Dollars in thousands)
Derivatives designated as cash flow hedges
Interest rate swaps	$625,000	$—	$—
Interest rate collars	500,000	27	—
Total	$1,125,000	$27	$—

Derivatives not designated as hedges
Interest rate contracts with correspondent banks	$1,314,389	$24,503	$(12,702)
Interest rate contracts with customers	1,314,389	12,702	(24,938)
Foreign exchange contracts with correspondent banks	19,910	149	(108)
Risk participation agreement	131,885	—	(15)
Mortgage banking derivatives	3,202	27	(15)
Total	$2,783,775	$37,381	$(37,778)
__________________________________
(1)    The fair values of centrally-cleared derivative contracts are presented net of settled-to-market margin.

Derivatives designated as cash flow hedges
The Company’s interest rate contracts designated as cash flow hedges were determined to be fully effective during the periods presented and were hedged to financial instruments tied to term Secured Overnight Financing Rate (“SOFR”) and Federal Funds Rate. The aggregate fair value of the cash flow hedges are recorded in assets or liabilities on the Consolidated Statements of Financial Condition, with changes in fair value recorded in other comprehensive income on the Consolidated Statements of Comprehensive Income. The gain or loss on derivatives is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into interest income and interest expense in the period, during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate agreements will be reclassified to interest income and interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects the hedges to remain fully effective throughout the remaining terms. The Company expects to reclassify, during the next 12 months, approximately $79 thousand, net of taxes, from AOCI as a decrease to net interest income, including a decrease of $72 thousand from terminated swaps.
At September 30, 2026, $53 thousand in net pre-tax losses attributable to terminated swaps were included in AOCI, and will be accreted as an increase to net interest income over an expected remaining period of less than one year. This represents the unamortized fair value adjustments on $1.61 billion in notional value of terminated swaps that were designated as cash flow hedges on the changes in cash flows associated with certain variable rate loans, deposits, and borrowings. Prior to the termination of the swaps, the change in value of the swaps was recorded through accumulated other comprehensive income. $614.0 million in notional value of these swaps, with maturities through August 2027, and which were designated as cash flow hedges on the changes in cash flows associated with certain variable rate deposits and borrowings, were terminated by the Company during the nine months ended September 30, 2026.
The table below presents the gains (losses) on derivative instruments designated as cash flow hedges, that were reclassified from AOCI into earnings for the periods indicated:

Derivative Instruments Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(Dollars in thousands)
Interest rate contracts	Interest income and fees on loans	$(808)	$(838)	$(2,399)	$(2,654)
Interest rate contracts	Interest expense on deposits	923	1,863	2,574	5,636
Interest rate contracts	Interest expense on FHLB borrowings	—	—	—	1,196
Total		$115	$1,025	$175	$4,178
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

The Company offers foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. The foreign exchange contracts allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with this, the Company also enters into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. The Company also enters into certain foreign exchange contracts with institutional counterparties, including non-deliverable forward contracts, to manage its foreign exchange rate risk. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in “Other assets” and “Other liabilities” on the Consolidated Statements of Financial Condition. During the three and nine months ended September 30, 2026, the changes in fair value on foreign exchange contracts were losses of $953 thousand and $644 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees. During the three and nine months ended September 30, 2025, the changes in fair value on foreign exchange contracts were gains of $452 thousand and losses of $921 thousand, respectively, and were recognized in the Consolidated Statements of Income as other income and fees.
The Company had risk participation agreements with an outside counterparty for interest rate swaps related to loans in which it is a participant. The risk participation agreements provide credit protection to the financial institution should the borrowers fail to perform on their interest rate derivative contracts. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in Consolidated Statements of Income as other income and fees. The fee received or paid, less the estimate of the loss for credit exposure, is recognized in Consolidated Statements of Income as other income and fees.
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
The fair value of the Company’s Level 3 security available for sale was measured using an income approach valuation technique. The primary inputs and assumptions used in the fair value measurement were derived from the security’s underlying collateral, which included discount rate, prepayment speeds, payment delays, and an assessment of the risk of default of the underlying collateral, among other factors. Significant increases or decreases in any of the inputs or assumptions could result in a significant increase or decrease in the fair value measurement.
Equity Investments With Readily Determinable Fair Value
The fair value of the Company’s equity investments with readily determinable fair value consists of mutual funds. The fair value for these investments is obtained from unadjusted quoted prices in active markets on the date of measurement and is therefore classified as Level 1.

Interest Rate Contracts
The Company offers interest rate contracts to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate contract with the customer. The Company also enters into an offsetting interest rate contract with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. The fair value of assets and liabilities of centrally cleared interest rate contracts are net of variation margin settled-to-market. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate contracts is classified as Level 2.
Mortgage Banking Derivatives
Mortgage banking derivative instruments consist of interest rate lock commitments and forward sale contracts that trade in liquid markets. The fair value is based on the prices available from third party investors. Due to the observable nature of the inputs used in deriving the fair value, the valuation of mortgage banking derivatives is classified as Level 2.
Other Derivatives
Other derivatives consist of interest rate contracts designated as cash flow hedges, foreign exchange contracts and risk participation agreements. The fair values of these other derivative financial instruments are based upon the estimated amount the Company would receive or pay to terminate the instruments, taking into account current interest rates, foreign exchange rates and, when appropriate, the current credit worthiness of the counterparties. Fair value of assets and liabilities of centrally cleared derivatives are net of variation margin settled-to-market. Interest rate contracts designated as cash flow hedges and foreign exchange contracts, which includes non-deliverable forward contracts, are classified within Level 2 due to the observable nature of the inputs used in deriving the fair value of these contracts. Credit derivatives such as risk participation agreements are valued based on credit worthiness of the underlying borrower, which is a significant unobservable input and therefore is classified as Level 3.
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

Premises Held For Sale
Premises held for sale consist of a branch location held for sale. The Company measured the fair value of its branch location held for sale as of September 30, 2026, based on a secured offer from an active buyer adjusted for broker fees and closing costs which the Company has determined to be a Level 2 input. If the fair value of the premises held for sale is less than the carrying amount, a charge is taken to reduce the property to its fair value (less estimated selling costs). If Level 2 inputs are not available, fair value may be based on the listed selling price, which is predominately determined using market transactions for similar properties (Level 3).
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Investment securities AFS:
U.S. Treasury securities	$79,386	$79,386	$—	$—
U.S. Government agency and U.S. Government sponsored enterprises:
Agency securities	9,076	—	9,076	—
CMO	575,057	—	575,057	—
MBS
Residential	746,693	—	746,693	—
Commercial	482,599	—	482,599	—
Asset-backed securities	155,821	—	155,821	—
Corporate securities	18,976	—	18,976	—
Municipal securities	97,557	—	96,849	708
Equity investments with readily determinable fair value	4,247	4,247	—	—
Interest rate contracts	60,905	—	60,905	—
Other derivatives	87	—	69	18

Liabilities:
Interest rate contracts	61,160	—	61,160	—
Mortgage banking derivatives	7	—	7	—
Other derivatives	681	—	681	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2026 and 2025.
The table below presents a reconciliation and income statement classification of gains (losses) for the municipal security and risk participation agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Municipal securities:
Beginning Balance	$746	$807	$783	$812
Change in fair value included in other comprehensive income	(38)	(9)	(75)	(14)
Ending Balance	$708	$798	$708	$798

Risk participation agreements:
Beginning Balance	$3	$28	$15	$15
Change in fair value included in income	(21)	(6)	(33)	7
Ending Balance	$(18)	$22	$(18)	$22

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
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$31,286	$—	$—	$31,286
C&I loans	34,020	—	—	34,020
Consumer and other loans	1,729	—	—	1,729
Loans held for sale	15,962	—	—	15,962
OREO	661	—	—	661

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$25,876	$—	$—	$25,876
C&I loans	33,236	—	—	33,236
Loans held for sale	29,182	—	—	29,182
OREO	365	—	—	365
Premises held for sale	1,526	—	1,526	—
For assets measured at fair value on a non-recurring basis, the total net losses, which include charge offs, recoveries, recorded ACL, valuations, and recognized gains and losses on sales are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Assets:
Collateral-dependent loans receivable at fair value:
CRE loans	$(1,495)	$(756)	$(1,828)	$(779)
C&I loans	(1,211)	(6,605)	(11,017)	(12,442)
Residential mortgage loans	—	(28)	—	(28)
Consumer and other loans	(112)	—	(112)	—
Loans held for sale	(1,634)	(4,190)	(1,853)	(5,094)
OREO	(204)	—	(204)	—
Premises held for sale	—	(45)	—	(45)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs			Weighted-Average of Inputs
	(Dollars in thousands)
September 30, 2026
Collateral dependent loans	$33,015	Collateral fair value	Sales price	N/A			N/A
	21,145	Enterprise value	Discounted cash flow analysis - discount rate	8.6%	-	10.7%	9.4%
	10,667	Enterprise value	Active bid	N/A			N/A
	2,208	Enterprise value	Settlement	N/A			N/A
Loans held for sale	6,676	Collateral fair value	Sales Price	N/A			N/A
	9,286	Enterprise value	Sales Price	N/A			N/A
OREO	661	Collateral fair value	Sales price	N/A			N/A

December 31, 2025
Collateral dependent loans	$5,160	Internal model	Probability of default	100.0%			100.0%
			Loss given default	22.2%			22.2%
	17,878	Collateral fair value	Sales price	N/A			N/A
	2,838	Collateral fair value	Discounted cash flow analysis - discount rate	10.0%	-	12.0%	11.2%
	16,702	Enterprise value	Discounted cash flow analysis - discount rate	11.8%	-	13.3%	12.3%
	1,344	Enterprise value	Sales price	N/A			N/A
	8,986	Enterprise value	Sales price	N/A			N/A
			EBITDA(1) multiple	5.2			5.2
	6,204	Asset fair value	Discount	22.5%	-	73.7%	35.2%
Loans held for sale	29,182	Enterprise value	Sales Price	N/A			N/A
OREO	365	Collateral fair value	Sales price	N/A			N/A
__________________________________
(1)    EBITDA = earnings before interest, tax, depreciation and amortization.

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$491,894	$491,894	Level 1
Interest earning deposits in other banks	3,472	3,472	Level 2
Investment securities HTM	230,273	204,666	Level 2
Equity investments without readily determinable fair values	41,146	41,146	Level 2
Loans held for sale	67,371	70,591	Level 2/3
Loans receivable, net	14,896,149	14,613,230	Level 3
Accrued interest receivable	55,392	55,392	Level 2/3
Servicing assets, net	15,833	22,541	Level 3
Customers’ liabilities on acceptances	387	387	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,501,963	$3,501,963	Level 2
Money market, interest bearing demand and savings deposits	6,708,100	6,708,100	Level 2
Time deposits	5,906,106	5,901,751	Level 2
FHLB borrowings	374,000	373,605	Level 2
Convertible notes, net	444	444	Level 1
Subordinated debentures	111,596	120,975	Level 3
Accrued interest payable	62,823	62,823	Level 2
Acceptances outstanding	387	387	Level 2

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$560,059	$560,059	Level 1
Investment securities HTM	239,782	227,024	Level 2
Equity investments without readily determinable fair values	38,016	38,016	Level 2
Loans held for sale	86,905	86,975	Level 2/3
Loans receivable, net	14,544,351	14,276,764	Level 3
Accrued interest receivable	52,211	52,211	Level 2/3
Servicing assets, net	12,954	22,060	Level 3
Customers’ liabilities on acceptances	486	486	Level 2
Financial Liabilities:
Noninterest bearing deposits	$3,371,759	$3,371,759	Level 2
Money market, interest bearing demand and savings deposits	5,856,373	5,856,373	Level 2
Time deposits	6,375,011	6,376,442	Level 2
FHLB borrowings	284,922	285,303	Level 2
Convertible notes, net	444	433	Level 1
Subordinated debentures	110,518	112,167	Level 3
Accrued interest payable	78,310	78,310	Level 2
Acceptances outstanding	486	486	Level 2

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

18.    Leases
The Company’s operating leases comprise primarily real estate leases of bank branch locations, loan production offices, and office spaces with remaining lease terms ranging from 1 year to 12 years at September 30, 2026. In addition, the Company leases ATM equipment located at certain branches with remaining lease terms of up to 6 years. Certain lease arrangements contain extension options, which are typically around 5 years. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. The Company did not have any finance leases at September 30, 2026 and December 31, 2025.
The table below summarizes supplemental balance sheet information related to operating leases:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Operating lease ROU assets	$51,302	$57,443
Current portion of long-term lease liabilities	15,204	17,532
Long-term lease liabilities	37,224	41,726
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
The Company uses its incremental borrowing rate to present value lease payments in order to recognize a ROU asset and the related lease liability. The Company calculates its incremental borrowing rate by adding a spread to the FHLB borrowing interest rate at a given period. During the nine months ended September 30, 2026, the Company extended ten leases and entered into four new lease contracts, three of which had not yet commenced. Lease extension terms were up to 7 years each and the Company reassessed the ROU assets and lease liabilities related to these leases.
The table below summarizes the Company’s net operating lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Operating lease cost	$4,749	$4,583	$14,193	$12,799
Variable lease cost	1,639	1,526	4,680	3,904
Sublease income	(140)	(101)	(431)	(292)
Net lease cost	$6,248	$6,008	$18,442	$16,411
The table below summarizes other information related to the Company’s operating leases:

	At or for the Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$14,930	$13,222
Weighted-average remaining lease term - operating leases	5.1 years	5.2 years
Weighted-average discount rate - operating leases	4.24%	3.93%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2026
(Dollars in thousands)
2026	$4,867
2027	15,673
2028	10,716
2029	8,183
2030	6,403
2031 and thereafter	13,198
Total lease payments	59,040
Less: imputed interest	6,612
Total lease obligations	$52,428
At September 30, 2026, the Company had four operating lease commitments that had not yet commenced, totaling $39.6 million in lease payments over terms ranging from five to 15 years, of which $36.6 million was related to a contract entered into in the first quarter of 2026 for the relocation of the Company's office headquarters.

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
The following table presents the investments and unfunded commitments of the Company’s investments in tax credit structures at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Assets	Unfunded Commitments	Assets	Unfunded Commitments
		(Dollars in thousands)
PAM:
Investments in renewable energy tax credits	$15,547	$22,642	$12,440	$12,405
Equity method:
Investments in affordable housing partnerships	31,093	34,557	27,941	20,478
Total	$46,640	$57,199	$40,381	$32,883
The increase in both investments and their unfunded commitments reflected new investments made. During the nine months ended September 30, 2026, the Company made new commitments to invest $23.3 million in renewable energy tax credit investments.
The following table presents additional information related to tax credits and benefits, and amortization recorded for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Tax credits and benefits:
PAM
Investments in renewable energy tax credits	$8,051	$21,893	$22,453	$22,593
Equity method
Investments in affordable housing partnerships	2,376	3,413	7,128	9,110
Total	$10,427	$25,306	$29,581	$31,703
Amortization:
PAM
Investments in renewable energy tax credits	$7,800	$20,135	$20,201	$20,773
Equity method
Investments in affordable housing partnerships	2,740	3,216	7,768	7,607
Total	$10,540	$23,351	$27,969	$28,380

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
At September 30, 2026 and December 31, 2025, the capital ratios for the Company and the Bank were in excess of all regulatory minimum capital ratios with the addition of the conservation buffer.
At September 30, 2026 and December 31, 2025, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as “well-capitalized”, the Bank must maintain a minimum total capital ratio, Tier 1 capital ratio, common equity Tier 1 capital ratio, and leverage ratio as set forth in the following table. There are no conditions or events since the most recent notification from regulators that management believes has changed the institution’s category.
Regulatory Developments
On March 19, 2026, the Federal Reserve, Office of the Comptroller of the Currency, and FDIC jointly issued notices of proposed rulemaking (the “Proposed Rules”) that would revise the regulatory capital framework applicable to banking organizations. The Proposed Rules are intended to enhance the resilience of the banking system by strengthening risk-based capital requirements, refining the measurement of risk-weighted assets, and incorporating elements of international standards, including aspects of the Basel III framework. The Proposed Rules, if adopted as issued, could impact the Company’s capital requirements and the calculation of risk-weighted assets. The Proposed Rules were subject to public comment, which closed on June 18, 2026, and regulatory agencies are reviewing feedback as they attempt to finalize the rule. The Company is currently evaluating the potential effects of the Proposed Rules. At this time, the full impact cannot be reasonably estimated due to uncertainties regarding the final form and implementation timeline of the rules.

The Company’s and the Bank’s levels and ratios are presented in the tables below for the dates indicated:

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
September 30, 2026	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,941,479	12.25%	4.50%	N/A	7.00%
Bank	$2,001,709	12.63%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,049,174	12.93%	6.00%	N/A	8.50%
Bank	$2,001,709	12.63%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,206,215	13.92%	8.00%	N/A	10.50%
Bank	$2,158,750	13.62%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,049,174	11.01%	4.00%	N/A	N/A
Bank	$2,001,709	10.76%	4.00%	5.00%	N/A

	Actual		Ratio Required for Capital Adequacy Purposes	Ratio Required To Be Well-Capitalized	Ratio Required for Minimum Capital Adequacy With Capital Conservation Buffer
December 31, 2025	Amount	Ratio
	(Dollars in thousands)
Common equity Tier 1 capital (to risk weighted assets):
Company	$1,904,868	12.27%	4.50%	N/A	7.00%
Bank	$1,989,051	12.82%	4.50%	6.50%	7.00%
Tier 1 capital (to risk-weighted assets):
Company	$2,011,484	12.96%	6.00%	N/A	8.50%
Bank	$1,989,051	12.82%	6.00%	8.00%	8.50%
Total capital (to risk-weighted assets):
Company	$2,171,256	13.99%	8.00%	N/A	10.50%
Bank	$2,148,823	13.85%	8.00%	10.00%	10.50%
Leverage capital (to average assets):
Company	$2,011,484	11.05%	4.00%	N/A	N/A
Bank	$1,989,051	10.93%	4.00%	5.00%	N/A

21.    Subsequent Events
Effective October 1, 2026, Bank of Hope completed the previously announced acquisition of certain assets and assumption of certain liabilities of the Commercial Banking Unit of SMBC MANUBANK (“MANUBANK”) pursuant to the Asset Purchase Agreement dated March 31, 2026. As part of the closing of the MANUBANK transaction, the Bank received an estimated net cash settlement of $307.4 million from the seller, SMBC MANUBANK, a wholly owned subsidiary of SMBC Americas Holdings, Inc. and Sumitomo Mitsui Banking Corporation. The net cash settlement is based on an estimated final closing statement and is subject to change. No shares of the Company’s common stock were issued as part of the transaction.
Loans acquired from MANUBANK totaled approximately $2.20 billion and deposits acquired totaled approximately $2.60 billion, both before purchase and other accounting adjustments. Subsequent to the acquisition, the Bank sold most of MANUBANK’s portfolio of purchased SBA 7(a) guaranteed loans with no gain or loss recognized on the sale, for net proceeds of $191.3 million. The Bank also acquired seven locations in Southern California as part of the acquisition, one of which will be closed in the fourth quarter of 2026.
The Company has determined that the acquisition of MANUBANK will be accounted for as a business combination under ASC 805. In addition, the Company determined that the acquisition was not “significant” under the definition as stated in SEC rules and regulations.
Following the close of the acquisition, the Bank and SMBC entered into a collaboration and partnership agreement to provide banking services to SMBC’s Japanese commercial and retail customers needing banking services in the United States.

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
GENERAL
Hope Bancorp, Inc. is the holding company of Bank of Hope, the only regional Korean American bank in the United States with $19.19 billion in total assets at September 30, 2026. With the addition of Territorial Savings, a division of Bank of Hope, the Company became the largest regional bank catering to multicultural customers across the continental United States and Hawaii. Headquartered in Los Angeles, the Bank provides a full suite of commercial, corporate and consumer loans, deposit and fee-based products and services, including commercial and commercial real estate lending, SBA lending, residential mortgage and other consumer lending, treasury management services, foreign currency exchange solutions, interest rate derivative products, and international trade financing, among others. The Bank operates 45 full-service branches in California, New York, New Jersey, Washington, Texas, Illinois, Georgia and Alabama under the Bank of Hope banner, and 25 branches in Hawaii under the Territorial Savings banner. The Bank also operates SBA loan production offices, commercial loan production offices, and residential mortgage loan production offices throughout the United States, and a representative office in Seoul, South Korea. Bank of Hope is a California-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. Bank of Hope is an Equal Opportunity Lender.
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

Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes set forth elsewhere in this Quarterly Report on Form 10-Q and the following Results of Operations and Financial Condition sections of this MD&A. During the second quarter of 2025, we completed the acquisition of Territorial Bancorp and repositioned our investment securities AFS portfolio. In addition, in the first quarter of 2026, we announced an upcoming acquisition of MANUBANK loans and deposits, which was subsequently completed on October 1, 2026. The comparability of our operating results for the three and nine months ended September 30, 2025, with performance for the three and nine months ended September 30, 2026, was impacted by acquisition accounting adjustments associated with the 2025 Territorial Merger, the loss on securities sold, merger-related expenses for both the Merger and the MANUBANK acquisition, and the change in the California state tax apportionment rate. We have provided supplemental non-GAAP information to facilitate a better understanding of financial performance, identifying certain items as “notable.”

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$245,158	$244,700	$711,479	$700,958
Interest expense	109,793	118,143	323,088	356,129
Net interest income	135,365	126,557	388,391	344,829
Provision for credit losses	8,560	8,710	23,980	24,602
Net interest income after provision for credit losses	126,805	117,847	364,411	320,227
Noninterest income	22,112	15,385	57,929	8,117
Noninterest expense	102,794	96,861	295,713	290,195
Income before income taxes	46,123	36,371	126,627	38,149
Income tax provision	10,546	5,595	28,479	11,027
Net income	$35,577	$30,776	$98,148	$27,122

Net income, excluding notable items (1)	$37,468	$31,526	$101,633	$78,997
Per Share Data:
Earnings per common share – basic	$0.28	$0.24	$0.77	$0.22
Earnings per common share – diluted	$0.28	$0.24	$0.76	$0.22
Earnings per common share – diluted excluding notable items (1)	$0.29	$0.25	$0.79	$0.63
Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42
Book value per common share (period end)	$17.67	$17.62	$17.67	$17.62
Tangible common equity (“TCE”) per share (period end) (1)	$13.55	$13.53	$13.55	$13.53
Common Share Count:
Number of common shares outstanding (period end)	127,758,427	128,185,271	127,758,427	128,185,271
Weighted average shares – basic	127,747,310	128,167,932	127,867,984	125,687,283
Weighted average shares – diluted	128,624,630	128,593,874	128,509,496	126,110,136
Selected Performance Ratios:
Return on average assets (“ROA”) (2)	0.75%	0.66%	0.70%	0.20%
Return on average stockholders’ equity (“ROE”) (2)	6.19%	5.50%	5.70%	1.64%
Return on average tangible common equity (“ROTCE”) (1) (2)	8.03%	7.19%	7.39%	2.13%
Net interest margin (2) (3)	3.02%	2.89%	2.96%	2.71%
Efficiency ratio (4)	65.28%	68.24%	66.26%	82.22%

ROA excluding notable items (1) (2)	0.79%	0.68%	0.72%	0.58%
ROE excluding notable items (1) (2)	6.52%	5.64%	5.90%	4.78%
ROTCE excluding notable items (1) (2)	8.45%	7.36%	7.65%	6.20%
Efficiency ratio excluding notable items (1) (4)	63.59%	67.56%	65.16%	68.77%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$18,991,587	$18,548,982	$18,741,699	$18,126,058
Interest earning cash and deposits at other banks	437,305	488,992	432,086	607,549
Investment securities AFS and HTM	2,305,772	2,256,228	2,226,139	2,178,155
Loans	14,967,728	14,522,425	14,816,982	14,139,046
Deposits	15,898,039	15,911,601	15,720,783	15,498,357
FHLB borrowings	433,276	27,286	359,117	65,441
Stockholders’ equity	2,299,264	2,237,375	2,297,305	2,203,641

	September 30, 2026	September 30, 2025
	(Dollars in thousands)
Statement of Financial Condition Data - at Period End:
Assets	$19,189,488	$18,510,799
Loans receivable	15,050,474	14,590,519
Deposits	16,116,169	15,831,262
FHLB borrowings	374,000	24,878
Stockholders’ equity	2,257,458	2,258,960

Consolidated Capital Ratios (5)
Common equity Tier 1 capital ratio	12.25%	12.14%
Tier 1 capital ratio	12.93%	12.83%
Total capital ratio	13.92%	13.85%
Leverage ratio (6)	11.01%	10.86%
TCE ratio (1)	9.28%	9.64%

Asset Quality Ratios:
Allowance for credit losses to loans receivable	1.03%	1.05%
Allowance for credit losses to nonaccrual loans	143.16%	138.63%
Nonaccrual loans to loans receivable	0.72%	0.75%
Nonperforming loans to loans receivable	0.72%	0.77%
Nonperforming assets to total assets	0.57%	0.61%
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
During the three and nine months ended September 30, 2026 and 2025, our operating results included certain notable items as a result of the 2025 Merger with Territorial and the MANUBANK acquisition, our legacy investment securities repositioning, the change in the California state tax apportionment rate, and other items. We have presented figures that adjust for these notable items because we believe that doing so will help investors better understand our operating performance. The following table summarizes the impact of non-core notable items recorded for the periods indicated and reconciles them to the most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)
Net income	$35,577	$30,776	$98,148	$27,122
Notable items:
Merger-related provision for credit losses	—	—	—	553
Loss on investment portfolio repositioning	—	—	—	38,856
FDIC special assessment reversal	—	—	(58)	—
Merger-related costs	2,650	958	4,942	20,758
Total notable items included in pre-tax income	2,650	958	4,884	60,167
Tax effect on notable items in pre-tax income	(759)	(208)	(1,399)	(13,170)
Notable impact from California state tax apportionment law change	—	—	—	4,878
Total notable items, net of tax	1,891	750	3,485	51,875
Net income excluding notable items (1)	$37,468	$31,526	$101,633	$78,997

Diluted common shares	128,624,630	128,593,874	128,509,496	126,110,136
EPS excluding notable items (1)	$0.29	$0.25	$0.79	$0.63

Average assets	$18,991,587	$18,548,982	$18,741,699	$18,126,058
ROA excluding notable items (annualized) (1)	0.79%	0.68%	0.72%	0.58%

Average equity	$2,299,264	$2,237,375	$2,297,305	$2,203,641
ROE excluding notable items (annualized) (1)	6.52%	5.64%	5.90%	4.78%

Average TCE (1)	$1,772,732	$1,712,353	$1,770,749	$1,697,859
ROTCE excluding notable items (annualized) (1)	8.45%	7.36%	7.65%	6.20%

_____________________________________________

(1)Non-GAAP financial measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Noninterest expense	$102,794	$96,861	$295,713	$290,195
Notable items:
FDIC special assessment reversal	—	—	58	—
Merger-related costs	(2,650)	(958)	(4,942)	(20,758)
Noninterest expense excluding notable items (1)	$100,144	$95,903	$290,829	$269,437

Revenue (net interest income and noninterest income)	$157,477	$141,942	$446,320	$352,946
Notable items:
Loss on investment portfolio repositioning	—	—	—	38,856
Revenue excluding notable items (1)	$157,477	$141,942	$446,320	$391,802

Efficiency ratio excluding notable items (1)	63.59%	67.56%	65.16%	68.77%
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

	September 30, 2026	September 30, 2025
	(Dollars in thousands, except share data)
Total stockholders’ equity	$2,257,458	$2,258,960
Less: Goodwill and CDI, net	(525,997)	(524,503)
TCE (1)	$1,731,461	$1,734,457

Total assets	$19,189,488	$18,510,799
Less: Goodwill and CDI, net	(525,997)	(524,503)
Tangible assets (1)	$18,663,491	$17,986,296

Common shares outstanding	127,758,427	128,185,271

Tangible book value per common share (1)	$13.55	$13.53
TCE ratio (1)	9.28%	9.64%
Return on average tangible common equity is calculated by dividing net income for the period (annualized) by average stockholders’ equity for the period after subtracting average goodwill and core deposit intangible assets for the period from average stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$35,577	$30,776	$98,148	$27,122

Average stockholders’ equity	$2,299,264	$2,237,375	$2,297,305	$2,203,641
Less: Average goodwill and CDI, net	(526,532)	(525,022)	(526,556)	(505,782)
Average tangible common equity (1)	$1,772,732	$1,712,353	$1,770,749	$1,697,859

ROTCE (annualized) (1)	8.03%	7.19%	7.39%	2.13%
________________________________

(1)Non-GAAP financial measures.

Results of Operations
Overview
Net income for the third quarter of 2026 was $35.6 million, or $0.28 per diluted common share, an increase of $4.8 million over $30.8 million, or $0.24 per diluted common share, for the same period of 2025. The year-over-year increase in net income was primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net income excluding notable items, a non-GAAP measure, for the three months ended September 30, 2026, was $37.5 million, or $0.29 per diluted common share, compared with $31.5 million, or $0.25 per diluted share, for the same period of 2025.
Net income for the nine months ended September 30, 2026, was $98.1 million, or $0.76 per diluted common share, compared with $27.1 million, or $0.22 per diluted share, for the same period of 2025, which was an increase of $71.0 million. Net income excluding notable items, a non-GAAP measure, for the nine months ended September 30, 2026, was $101.6 million, or $0.79 per diluted common share, compared with net income of $79.0 million, or $0.63 per diluted share, for the same period of 2025. The comparison between the nine-month periods ended September 30, 2026 and 2025, was impacted by the acquisition of Territorial in April 2025, which included only six months of activity in 2025, the investment securities repositioning in the second quarter of 2025, and a change in California’s state tax apportionment law.
Notable items for the nine months ended September 30, 2026, included $3.5 million in after tax merger-related expenses and $58 thousand in FDIC assessment reversals. Notable items for the nine months ended September 30, 2025, totaled $51.9 million after tax, comprising $30.5 million after tax in net loss on sales of securities related to the investment securities repositioning, $16.5 million after tax in merger-related items, and a $4.9 million impact on income tax expense from the change in California’s state tax apportionment law.
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
Comparison of Three Months Ended September 30, 2026, with the Three Months Ended September 30, 2025
Net interest income was $135.4 million for the third quarter of 2026, compared with $126.6 million for the same period of 2025, an increase of $8.8 million, or 7.0%. The year-over-year increase in net interest income was primarily driven by a lower cost of funds and an increase in the average balance of interest earning assets, partially offset by lower yields on loans and a higher average balance of FHLB borrowings. The Federal Funds target rate was cut by an aggregate 75 basis points in the last four months of 2025, favorably impacting funding costs for the third quarter of 2026 compared with the prior-year period.
Comparison of Nine Months Ended September 30, 2026, with the Nine Months Ended September 30, 2025
Net interest income was $388.4 million for the nine months ended September 30, 2026, compared with $344.8 million for the same period of 2025, an increase of $43.6 million, or 12.6%. The year-over-year increase in year-to-date net interest income was primarily driven by a lower cost of deposits and an increase in the average balance of loans, partially offset by lower yields on loans and an increase in the average balance of interest bearing liabilities. The year-over-year growth in average earning assets primarily reflected the acquisition of Territorial, which closed in the second quarter of 2025. The Federal Funds target rate was cut by an aggregate 75 basis points in the last four months of 2025, favorably impacting funding costs for the nine months ended September 30, 2026, compared with the prior-year period.

Net Interest Margin
Net interest margin is impacted by the weighted average rates earned on interest earning assets and paid on interest bearing liabilities. The net interest margin for the third quarter of 2026 was 3.02%, up 13 basis points from 2.89% for the same period of 2025. The net interest margin for the nine months ended September 30, 2026, was 2.96%, an increase of 25 basis points from 2.71% for the same period of 2025. The year-over-year net interest margin expansion was primarily driven by funding cost improvements, with the cost of interest bearing deposits decreasing 38 basis points and 53 basis points for the three and nine months ended September 30, 2026, compared with the same periods in 2025, respectively.
The weighted average yield on loans decreased to 5.78% for the third quarter of 2026, down 14 basis points from 5.92% for the same period of 2025. The weighted average yield on loans decreased by 16 basis points to 5.73% for the nine months ended September 30, 2026, down from 5.89% for the same period of 2025. The year-over-year decrease in average loan yields was driven by the downward repricing of variable rate loans, reflecting higher benchmark interest rates in 2025 versus 2026. At September 30, 2026, variable interest rate loans made up 48% of the loan portfolio. The total accretion of net discount on acquired loans was $4.0 million and $13.1 million for the three and nine months ended September 30, 2026, compared with $5.1 million and $9.5 million for the same periods of 2025, respectively.
The weighted average yield on investment securities for the three and nine months ended September 30, 2026, was 3.72% and 3.68%, compared with 3.77% and 3.38% for the same periods of 2025, respectively. The 30 basis point increase in nine-month average yields was primarily due to higher rates on newly purchased investment securities and the sale of lower-yielding investment securities in the second quarter of 2025 as part of the securities portfolio repositioning. At September 30, 2026, 24% of the investment portfolio consisted of securities with variable coupon rates. The change in yields was also impacted by fluctuations in the overall investment portfolio yield due to changes in pay-down speeds of investment securities, which fluctuate with market interest rate movements.
The weighted average cost of deposits for the three and nine months ended September 30, 2026, was 2.58% and 2.61%, a decrease of 30 basis points and 39 basis points, respectively, from 2.88% and 3.00% for the same periods of 2025. The weighted average cost of interest bearing deposits for the three and nine months ended September 30, 2026, was 3.31% and 3.33%, a decrease of 38 basis points and 53 basis points, respectively, from 3.69% and 3.86% for the same periods of 2025. The year-over-year decrease in the cost of deposits was driven by decreases in underlying market interest rates during the periods, the planned runoff of higher-cost time deposits, and the positive impact of the acquired Territorial deposits, which have a lower cost of funds.

The following tables present our consolidated daily average balance of major assets and liabilities, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$14,967,728	$218,216	5.78%	$14,522,425	$216,774	5.92%
Investment securities AFS and HTM (3)	2,305,772	21,631	3.72%	2,256,228	21,467	3.77%
Interest earning cash and deposits at other banks	437,305	4,051	3.68%	488,992	5,273	4.28%
FHLB stock and other investments	51,749	1,260	9.66%	97,584	1,186	4.82%
Total interest earning assets	17,762,554	245,158	5.48%	17,365,229	244,700	5.59%
Total noninterest earning assets	1,229,033			1,183,753
Total assets	$18,991,587			$18,548,982

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$6,363,113	$47,120	2.94%	$6,045,464	$49,458	3.25%
Time deposits	6,033,130	56,373	3.71%	6,359,578	65,967	4.12%
Total interest bearing deposits	12,396,243	103,493	3.31%	12,405,042	115,425	3.69%
FHLB borrowings	433,276	4,018	3.68%	27,286	273	3.97%
Convertible notes, net	444	2	2.00%	444	2	2.00%
Subordinated debentures, net	107,461	2,280	8.30%	106,041	2,443	9.01%
Total interest bearing liabilities	12,937,424	109,793	3.37%	12,538,813	118,143	3.74%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,501,796			3,506,559
Other liabilities	253,103			266,235
Stockholders’ equity	2,299,264			2,237,375
Total liabilities and stockholders’ equity	$18,991,587			$18,548,982

Net interest income/net interest spread (not annualized)		$135,365	2.11%		$126,557	1.85%
Net interest margin			3.02%			2.89%
Cost of deposits			2.58%			2.88%
__________________________________
*    Annualized
(1)Interest income on loans includes loan fees.
(2)Average balances of loans consist of loans receivable and loans held for sale.
(3)Interest income and yields are not presented on a tax-equivalent basis.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate*	Average Balance	Interest Income/ Expense	Average Yield/ Rate*
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$14,816,982	$635,513	5.73%	$14,139,046	$623,098	5.89%
Investment securities AFS and HTM (3)	2,226,139	61,208	3.68%	2,178,155	55,128	3.38%
Interest earning cash and deposits at other banks	432,086	11,637	3.60%	607,549	19,261	4.24%
FHLB stock and other investments	51,757	3,121	8.06%	94,272	3,471	4.92%
Total interest earning assets	17,526,964	711,479	5.43%	17,019,022	700,958	5.51%
Total noninterest earning assets	1,214,735			1,107,036
Total assets	$18,741,699			$18,126,058

INTEREST BEARING LIABILITIES:
Deposits:
Money market, interest bearing demand and savings deposits	$6,105,493	$132,270	2.90%	$5,927,729	$151,960	3.43%
Time deposits	6,210,790	174,463	3.76%	6,131,577	195,902	4.27%
Total interest bearing deposits	12,316,283	306,733	3.33%	12,059,306	347,862	3.86%
FHLB borrowings	359,117	9,606	3.58%	65,441	993	2.03%
Convertible notes, net	444	6	2.00%	444	6	2.00%
Subordinated debentures, net	107,110	6,743	8.30%	105,709	7,268	9.07%
Total interest bearing liabilities	12,782,954	323,088	3.38%	12,230,900	356,129	3.89%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,404,500			3,439,051
Other liabilities	256,940			252,466
Stockholders’ equity	2,297,305			2,203,641
Total liabilities and stockholders’ equity	$18,741,699			$18,126,058

Net interest income/net interest spread (not annualized)		$388,391	2.05%		$344,829	1.62%
Net interest margin			2.96%			2.71%
Cost of deposits			2.61%			3.00%
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

	Three Months Ended September 30, 2026 over September 30, 2025
	Net Increase (Decrease)	Change due to:
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$1,442	$(5,117)	$6,559
Investment securities AFS and HTM	164	(303)	467
Interest earning cash and deposits at other banks	(1,222)	(698)	(524)
FHLB stock and other investments	74	809	(735)
Total interest income	$458	$(5,309)	$5,767
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$(2,338)	$(5,696)	$3,358
Time deposits	(9,594)	(6,322)	(3,272)
FHLB borrowings	3,745	(21)	3,766
Subordinated debentures, net	(163)	(195)	32
Total interest expense	$(8,350)	$(12,234)	$3,884
NET INTEREST INCOME	$8,808	$6,925	$1,883

	Nine Months Ended September 30, 2026 over September 30, 2025
	Net Increase (Decrease)	Change due to:
		Rate	Volume

	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees	$12,415	$(16,948)	$29,363
Investment securities AFS and HTM	6,080	4,844	1,236
Interest earning cash and deposits at other banks	(7,624)	(2,612)	(5,012)
FHLB stock and other investments	(350)	1,629	(1,979)
Total interest income	$10,521	$(13,087)	$23,608
INTEREST EXPENSE:
Money market, interest bearing demand and savings deposits	$(19,690)	$(24,102)	$4,412
Time deposits	(21,439)	(23,940)	2,501
FHLB borrowings	8,613	1,251	7,362
Subordinated debentures, net	(525)	(618)	93
Total interest expense	$(33,041)	$(47,409)	$14,368
NET INTEREST INCOME	$43,562	$34,322	$9,240

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
The provision for credit losses includes both provision for credit loss on loans and provision for unfunded loan commitments. The provision for credit losses for the third quarter of 2026 was $8.6 million, a decrease of $150 thousand from $8.7 million for the same period of the prior year. The provision for credit losses for the nine months ended September 30, 2026, was $24.0 million, a decrease of $622 thousand from $24.6 million for the same period of the prior year. The decrease in provision for credit losses for the three and nine months ended September 30, 2026, compared with the same periods in 2025, was mostly due to changes in provision for unfunded loan commitments.
The provision for unfunded loan commitments was $460 thousand for the three months ended September 30, 2026, and the recapture of provision for unfunded loan commitments was $420 thousand for the nine months ended September 30, 2026, compared with a provision for unfunded loan commitments of $610 thousand and $1.2 million for the same periods of 2025, respectively. The year-over-year decrease in the provision for unfunded loan commitments was primarily due to the change in balances of unfunded loan commitments.

Noninterest Income
Noninterest income consists primarily of service fees on deposit accounts, international service fees (fees received on trade finance letters of credit), wire transfer and foreign currency fees, other customer-driven income and fees, net gains on sales of SBA loans, net gains (losses) on sales of investment securities AFS, and other noninterest income. Noninterest income for the third quarter of 2026 was $22.1 million, compared with $15.4 million for the same period of 2025, an increase of $6.7 million. Noninterest income for the nine months ended September 30, 2026, was $57.9 million, compared with $8.1 million for the same period of the prior year, an increase of $49.8 million.
Noninterest income by category is summarized in the tables below:

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,439	$3,235	$204	6.3%
International service, wire transfer and foreign currency fees	1,861	2,122	(261)	(12.3)%
Other customer-driven income and fees	6,471	3,814	2,657	69.7%
Net gains on sales of SBA loans	4,674	2,774	1,900	68.5%
Other noninterest income	5,667	3,440	2,227	64.7%
Total noninterest income	$22,112	$15,385	$6,727	43.7%

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$10,169	$9,262	$907	9.8%
International service, wire transfer and foreign currency fees	6,098	5,665	433	7.6%
Other customer-driven income and fees	17,087	12,293	4,794	39.0%
Net gains on sales of SBA loans	12,387	9,903	2,484	25.1%
Net gains (losses) on sales of investment securities AFS	1,776	(38,856)	40,632	N/A
Other noninterest income	10,412	9,850	562	5.7%
Total noninterest income	$57,929	$8,117	$49,812	613.7%
The year-over-year increase in noninterest income for the three and nine months ended September 30, 2026, was primarily driven by net gains on sales of investment securities AFS compared with prior-year net losses, an increase in other customer-driven income and fees, and an increase in net gains on sales of SBA loans.
Other customer-driven income and fees including service fees on deposit accounts, international service, wire transfer and foreign currency fees, and other customer-driven income and fees, increased for the three and nine months ended September 30, 2026, compared with the same periods in 2025. The increases in other customer-driven income and fees were due to increases in swap fee income, syndication-related fees, and loan servicing fee income for periods in 2026 compared with periods in 2025.
During the three and nine months ended September 30, 2026, we sold $72.2 million and $193.0 million in SBA guaranteed loans, and recorded $4.7 million and $12.4 million, respectively, in net gains on sale of SBA loans. During the three and nine months ended September 30, 2025, we sold $48.1 million and $165.4 million in SBA guaranteed loans, and recorded $2.8 million and $9.9 million, respectively, in net gains on sale of SBA loans.
Noninterest income for the nine months ended September 30, 2025, included $38.9 million of net losses on sales of investment securities AFS related to an investment securities portfolio repositioning in the second quarter of 2025, which we consider a notable item. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
Other noninterest income increased $2.2 million for the three months ended September 30, 2026, and $562 thousand for the nine months ended September 30, 2026, compared with the same periods in 2025. The increase in the third quarter of 2026 was due to net gains on sale of other loans.

Noninterest Expense
Noninterest expense for the third quarter of 2026 was $102.8 million, an increase of $5.9 million, or 6.1%, from $96.9 million for the third quarter of 2025. Noninterest expense for the nine months ended September 30, 2026, was $295.7 million, an increase of $5.5 million, or 1.9%, from $290.2 million for the same period of the prior year. Noninterest expense included merger-related costs, which we consider a notable item. Excluding notable items, noninterest expense for the third quarter of 2026 was $100.1 million, compared with $95.9 million in the year-ago period. Excluding notable items, noninterest expense for the nine months ended September 30, 2026, was $290.8 million compared with $269.4 million in the year-ago period. See the “General” section of this MD&A for a reconciliation of GAAP to non-GAAP financial measures.
The breakdown of changes in noninterest expense by category is shown in the following tables:

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$58,697	$54,910	$3,787	6.9%
Occupancy, furniture and equipment	11,737	11,596	141	1.2%
Software and subscriptions	7,533	6,337	1,196	18.9%
Data and item processing	3,240	3,346	(106)	(3.2)%
Amortization of investments in affordable housing partnerships	2,740	3,216	(476)	(14.8)%
FDIC assessments	2,622	2,942	(320)	(10.9)%
Earned interest credit expense	3,109	3,529	(420)	(11.9)%
Merger-related costs	2,650	958	1,692	176.6%
Other noninterest expense	10,466	10,027	439	4.4%
Total noninterest expense	$102,794	$96,861	$5,933	6.1%

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$171,821	$156,204	$15,617	10.0%
Occupancy, furniture and equipment	33,656	31,525	2,131	6.8%
Software and subscriptions	20,962	16,992	3,970	23.4%
Data and item processing	10,014	8,851	1,163	13.1%
Amortization of investments in affordable housing partnerships	7,768	7,607	161	2.1%
FDIC assessments	8,219	7,932	287	3.6%
FDIC special assessment (reversal)	(58)	—	(58)	N/A
Earned interest credit expense	7,993	9,926	(1,933)	(19.5)%
Merger-related costs	4,942	20,758	(15,816)	(76.2)%
Other noninterest expense	30,396	30,400	(4)	—%
Total noninterest expense	$295,713	$290,195	$5,518	1.9%
The year-over-year increase in noninterest expense for the three and nine months ended September 30, 2026, compared with the same periods of 2025, was primarily driven by increases in salaries and employee benefits, and software and subscriptions. For the nine months ended September 30, 2026, these increases were partially offset by a decrease in merger-related costs. We closed the acquisition of Territorial on April 2, 2025, and the nine months ended September 30, 2025, included two quarters of operating expenses related to the Territorial franchise, compared with three quarters for 2026.
Salaries and employee benefits expense increased $3.8 million, or 6.9%, for the third quarter of 2026, compared with the same period of 2025, and increased $15.6 million, or 10.0%, for the nine months ended September 30, 2026, compared with the same period in 2025. The year-over-year increases in salaries and employee benefits were due to an increase in employee salaries and the impact of Territorial in operating expenses. The number of full-time equivalent employees was 1,434 and 1,452 at September 30, 2026 and 2025, respectively.

Software and subscriptions expense increased $1.2 million, or 18.9%, for the third quarter of 2026, compared with the same period of 2025, and increased $4.0 million, or 23.4%, for the nine months ended September 30, 2026, compared with the year-ago period. The year-over-year increase in software and subscriptions expense largely reflects the addition of operating expenses that resulted from the acquisition of Territorial and increased investment in our information technology infrastructure.
Earned interest credits are provided to certain commercial depositors to help offset deposit service charges incurred. The earned interest credits are tied to short-term interest rates, and accordingly, earned interest credit expense decreased in 2026 with an aggregate 75 basis point drop in the Federal Funds target rate in the last four months of 2025. Earned interest credit expense decreased $420 thousand, or 11.9%, for the third quarter of 2026, compared with the same period of 2025, and decreased $1.9 million, or 19.5%, for the nine months ended September 30, 2026, compared with the year-ago period.
Merger-related costs increased $1.7 million, or 176.6%, for the third quarter of 2026, compared with the same period of 2025, and decreased $15.8 million, or 76.2%, for the nine months ended September 30, 2026, compared with the same period in 2025. Merger-related costs for the third quarter of 2026 were primarily related to the MANUBANK acquisition. Merger-related costs for the 2025 period were primarily related to the Territorial acquisition, which was completed on April 2, 2025.
Provision for Income Taxes
Income tax provision expense was $10.5 million and $28.5 million for the three and nine months ended September 30, 2026, compared with an income tax provision of $5.6 million and $11.0 million for the same periods of 2025, respectively. The effective income tax rate for the three and nine months ended September 30, 2026, was 22.86% and 22.49%, compared with 15.38% and 28.91% for the same periods of 2025, respectively.
The year-over-year changes in the income tax provision or benefit, as well as the effective tax rates, for the three and nine months ended September 30, 2026, compared with the three and nine months ended September 30, 2025, reflected growth in pretax income and, accordingly, tax credits having a smaller effect on larger pretax income.
We invest in affordable housing partnerships and receive tax credits that reduce our overall effective tax rate. Amortization of investments in affordable housing partnerships is recorded in noninterest expense based on financial statements of individual investment projects under the equity method of accounting. The benefit schedules show tax deductions investors can take each year. We amortize the initial cost of the investments in affordable housing partnerships. This amortization expense is more than offset by tax credits received, which reduce our tax provision expense dollar for dollar, and the tax benefits related to any tax losses generated through the affordable housing project’s expenditures. For the three and nine months ended September 30, 2026, total tax credits related to our investment in affordable housing partnerships were approximately $2.2 million and $6.7 million, respectively. This compares with approximately $2.3 million and $6.9 million in tax credits related to our investment in affordable housing partnerships for the same periods in 2025, respectively.
In addition to affordable housing partnerships, we invest in projects that qualify for renewable energy tax credits. Amortization of investments in renewable energy projects is recorded as a part of income tax expense under the proportional amortization method of accounting. For the three and nine months ended September 30, 2026, the total generated renewable energy tax credits and benefits was $8.1 million and $22.5 million, respectively. This was partially offset by amortization on the investments, which was $7.8 million and $20.2 million for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the total generated renewable energy tax credits and benefits was $21.9 million and $22.6 million, respectively. This was partially offset by amortization on the investments, which was $20.1 million and $20.8 million for the three and nine months ended September 30, 2025, respectively.

Financial Condition
At September 30, 2026, total assets were $19.19 billion, an increase of $657.9 million, or 3.5%, from $18.53 billion at December 31, 2025. The increase in total assets was primarily due to increases in loans receivable and investment securities during the nine months ended September 30, 2026.
Investment Securities Portfolio
At September 30, 2026, we had $2.17 billion in investment securities AFS, compared with $1.83 billion at December 31, 2025. The net unrealized loss on the investment securities AFS at September 30, 2026, was $283.6 million, compared with a net unrealized loss on securities AFS of $185.3 million at December 31, 2025. The year-to-date increase in net unrealized loss position reflected movements in market interest rates during the period. At September 30, 2026, we had $230.3 million in investment securities HTM, compared with $239.8 million at December 31, 2025. We have the ability and intent to hold securities classified as HTM to maturity.
During the nine months ended September 30, 2026, $833.4 million in investment securities was purchased, $156.0 million in investment securities was sold, $150.7 million in investment securities was paid down, and $111.0 million in investment securities was called or matured.
We performed an analysis on our investment securities in unrealized loss positions at September 30, 2026 and December 31, 2025, and determined that an allowance for credit losses was not required for investment securities AFS or HTM. The majority of our investment portfolio consisted of securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which were determined to have a zero loss expectation. At September 30, 2026, we also had four asset-backed securities, five corporate securities, and 30 municipal bonds not issued by U.S. Government agencies or U.S. Government sponsored enterprises that were in unrealized loss positions. Based on our analysis of these investment securities, we concluded a credit loss did not exist due to the strength of the issuers, high bond ratings, and because full payment of principal and interest is expected.
Loans Receivable
At September 30, 2026, loans receivable totaled $15.05 billion, an increase of $349.5 million, or 2.4%, from $14.70 billion at December 31, 2025. The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each loan segment as of the dates indicated:

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Loan portfolio composition
CRE loans	$8,462,596	56%	$8,494,508	58%
C&I loans	3,983,853	27%	3,711,875	25%
Residential mortgage loans	2,569,160	17%	2,440,456	17%
Consumer and other loans	34,865	—%	54,173	—%
Total loans receivable, net of deferred costs and fees	15,050,474	100%	14,701,012	100%
Allowance for credit losses	(154,325)		(156,661)
Loans receivable, net of allowance for credit losses	$14,896,149		$14,544,351

The following tables present the segmentation by property type and geography of our largest loan segment, CRE loans, at September 30, 2026 and December 31, 2025.

	September 30, 2026				December 31, 2025
	Amount	%	Average Loan Size	Weighted Average LTV(1)	Amount	%	Average Loan Size	Weighted Average LTV(1)
	(Dollars in thousands)
Multi-tenant retail	$1,541,629	18%	$2,511	42%	$1,618,715	19%	$2,506	42%
Industrial warehouses	1,289,124	15%	2,743	42%	1,258,703	15%	2,553	39%
Multifamily	1,158,229	14%	2,423	60%	1,191,145	14%	2,363	59%
Gas stations and car washes	1,158,067	14%	2,068	51%	1,176,491	14%	2,021	50%
Hotels/motels	831,473	10%	2,278	43%	821,845	9%	2,277	43%
Mixed-use facilities	721,321	8%	2,097	50%	691,821	8%	1,855	49%
Single-tenant retail	638,472	8%	1,475	47%	658,440	8%	1,460	46%
Office	320,194	4%	1,929	50%	331,603	4%	1,962	54%
All other	804,087	9%	1,722	40%	745,745	9%	1,528	41%
Total CRE loans	$8,462,596	100%	2,172	47%	$8,494,508	100%	2,089	46%

CRE loans owner occupied	$2,832,524	33%	$2,561	45%	$2,692,265	32%	$2,305	45%
CRE loans non-owner occupied	5,630,072	67%	2,017	47%	5,802,243	68%	2,001	47%
__________________________________
(1)    Weighted average loan-to-value (“LTV”): LTVs are based on collateral value which utilizes the most recent available appraisal and property-specific data, including submarket appreciation or depreciation, and changes to vacancy, debt service coverage or rent per square foot.

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
	(Dollars in thousands)
CRE loans by geography
Southern California	$4,280,626	51%	$4,558,082	54%
Northern California	711,031	8%	676,501	8%
California	4,991,657	59%	5,234,583	62%
New York	1,219,658	15%	1,110,617	13%
Texas	691,116	8%	647,729	8%
New Jersey	356,472	4%	352,799	4%
Washington	162,899	2%	165,653	2%
Illinois	106,003	1%	115,787	1%
Other states	934,791	11%	867,340	10%
Total	$8,462,596	100%	$8,494,508	100%
Lines of credit or loan commitments to business customers are normally made for a period of three years or less. The same credit policies are used in making commitments and conditional obligations as for providing loan facilities to customers. Annual reviews of such commitments are performed prior to renewal.
The following table shows loan commitments and letters of credit outstanding as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Unfunded commitments to extend credit	$2,247,846	$2,200,436
Standby letters of credit	200,111	154,067
Other commercial letters of credit	48,006	18,848
Total loan commitments and letters of credit	$2,495,963	$2,373,351

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, accruing delinquent loans past due 90 days or more, and OREO, totaled $108.5 million at September 30, 2026, compared with $136.1 million at December 31, 2025, a decrease of 20.3%. The year-to-date decrease in nonperforming loans was largely driven by the payoff of a large CRE nonaccrual loan during the first quarter of 2026 and a reduction in accruing delinquent loans past due 90 days or more during the second quarter of 2026. The ratio of nonperforming assets to total assets decreased to 0.57% at September 30, 2026, compared with 0.73% at December 31, 2025. Nonaccrual loans to loans receivable was 0.72% at September 30, 2026, down from 0.90% at December 31, 2025.
The following table summarizes the composition of our nonperforming assets as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans (1)	$107,797	$131,747
Accruing delinquent loans past due 90 days or more	—	3,943
Total nonperforming loans	107,797	135,690
OREO	661	365
Total nonperforming assets	$108,458	$136,055

Nonaccrual loans to loans receivable	0.72%	0.90%
Nonperforming loans to loans receivable	0.72%	0.92%
Nonperforming assets to total assets	0.57%	0.73%
Allowance for credit losses to nonaccrual loans	143.16%	118.91%
Allowance for credit losses to nonperforming loans	143.16%	115.46%
Allowance for credit losses to nonperforming assets	142.29%	115.15%
__________________________________
(1)    Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $17.3 million at September 30, 2026, and $15.6 million at December 31, 2025.
Allowance for Credit Losses
The ACL was $154.3 million at September 30, 2026, compared with $156.7 million at December 31, 2025. The ACL coverage ratio was 1.03% and 1.07% of loans receivable at September 30, 2026 and December 31, 2025, respectively. The following table reflects the allocation of the ACL by loan segment and the ratio of total ACL to total loans as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
CRE loans	$97,539	$85,144
C&I loans	45,454	60,172
Residential mortgage loans	10,902	10,557
Consumer and other loans	430	788
Total	$154,325	$156,661

Allowance for credit losses to loans receivable	1.03%	1.07%

The decrease in ACL at September 30, 2026, compared with December 31, 2025, was due to a decrease in ACL for C&I loans, which was due to overall improvements in credit metrics for C&I loans as a result of loan sales and charge offs made during the nine months ended September 30, 2026, to resolve problem loans. The ACL for CRE loans increased from December 31, 2025 to September 30, 2026, primarily driven by increased refinance risk and downgrade of CRE loans from December 31, 2025 to September 30, 2026. The third-party economic forecast used in the calculation at September 30, 2026, projected slightly higher GDP growth and growth in the CRE price index, and unemployment rates remained largely unchanged relative to the forecast used at December 31, 2025.
The following table presents the provisions for credit losses on loans, the amount of loans charged off, and the recoveries on loans previously charged off, together with the balance of the ACL at the beginning and end of each period, the balance of average loans and loans receivable outstanding, and related ratios at the dates and for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
LOANS:
Average loans	$14,967,728	$14,522,425	$14,816,982	$14,139,046
Loans receivable (end of period)	$15,050,474	$14,590,519	$15,050,474	$14,590,519

ALLOWANCE:
Balance, beginning of period	$153,218	$149,505	$156,661	$150,527
Less loan charge offs:
CRE loans	(3,655)	(439)	(5,002)	(1,411)
C&I loans	(4,248)	(6,114)	(23,169)	(27,417)
Consumer and other loans	—	(60)	—	(1,147)
Total loan charge offs	(7,903)	(6,613)	(28,171)	(29,975)
Plus loan recoveries:
CRE loans	315	1,372	456	2,288
C&I loans	592	136	926	2,226
Consumer and other loans	3	9	53	80
Total loan recoveries	910	1,517	1,435	4,594
Net loan charge offs	(6,993)	(5,096)	(26,736)	(25,381)
Initial allowance for PSL and PCD loans acquired	—	—	—	3,971
Provision for credit losses on loans	8,100	8,100	24,400	23,392
Balance, end of period	$154,325	$152,509	$154,325	$152,509

Net loan charge offs to average loans*	0.19%	0.14%	0.24%	0.24%
Allowance for credit losses to loans receivable at end of period	1.03%	1.05%	1.03%	1.05%
__________________________________
*    Annualized
Net loan charge offs as a percentage of average loans were 0.19% and 0.24%, annualized, for the three and nine months ended September 30, 2026, compared with net loans charge offs of 0.14% and 0.24%, respectively, for the same periods in 2025. Net loan charge offs for the three and nine months ended September 30, 2026, primarily reflected C&I loan net charge offs of $3.7 million and $22.2 million, respectively.
We believe the ACL at September 30, 2026 was adequate to absorb current expected lifetime losses in the loan portfolio. However, there is no assurance that actual losses will not exceed the current estimated credit losses. Among other things, if the effects of tariffs, global trade tensions, inflation, potential economic recession, volatility of oil prices, and unrest and wars in the Middle East and Ukraine are worse than currently expected, or if the effects are prolonged, actual losses could exceed the estimated credit losses, which could have a material and adverse effect on our financial condition and results of operations.

At September 30, 2026, we had $45.4 million in accrued interest receivables on loans, compared with $43.5 million at December 31, 2025.
Investments in Tax Credit Structures
At September 30, 2026, we had $31.1 million in investments in affordable housing partnerships, compared with $27.9 million at December 31, 2025. The increase in investments in affordable housing partnerships primarily reflected investment in affordable housing partnerships of $10.9 million, partially offset by amortization of $7.8 million during the nine months ended September 30, 2026. Off-balance sheet commitments to fund investments in affordable housing partnerships totaled $34.6 million and $20.5 million at September 30, 2026 and December 31, 2025, respectively. Investments in affordable housing partnerships provide low-income housing tax credits.
At September 30, 2026, we had $15.5 million in investments in renewable energy tax credits on the Consolidated Statements of Financial Condition, compared with $12.4 million at December 31, 2025. These investments were recorded as part of other assets. At September 30, 2026 and December 31, 2025, unfunded commitments were $22.6 million and $12.4 million, respectively, which were recorded in other liabilities. The increase in both investments in renewable energy tax credits and their unfunded commitments reflected new investments, which was partially offset by amortization of the investments, and by cash contributions towards the unfunded commitments. During the nine months ended September 30, 2026, we made new commitments to invest $23.3 million in renewable energy tax credit investments.
Deposits, Borrowings, Convertible Notes, and Subordinated Debentures
Deposits
Deposits are the primary source of funds used in lending and investment activities. At September 30, 2026, total deposits were $16.12 billion, an increase of $513.0 million, or 3.3%, from $15.60 billion at December 31, 2025.
The following table sets forth the balances of our deposits by category for the periods indicated:

	September 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$3,501,963	22%	$3,371,759	22%
Money market, interest bearing demand and savings	6,708,100	41%	5,856,373	37%
Time deposits	5,906,106	37%	6,375,011	41%
Total deposits	$16,116,169	100%	$15,603,143	100%
At September 30, 2026, we had $796.5 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared with $902.0 million in brokered deposits and $300.0 million in California State Treasurer deposits at December 31, 2025. The California State Treasurer time deposits at September 30, 2026, had original maturities of six months, a weighted average interest rate of 3.93%, and were collateralized with a $330.0 million letter of credit issued by the FHLB. At September 30, 2026, time deposits owned by state and local governments in Hawaii were $429.0 million, and were collateralized by investment securities with an aggregate fair value of $204.0 million, and a letter of credit issued by the FHLB for $222.0 million. At September 30, 2026, time deposits of more than $250 thousand totaled $3.13 billion, compared with $3.21 billion at December 31, 2025.
The Bank’s estimated insured deposits at September 30, 2026, were equivalent to approximately 58% of the Bank’s total deposits, compared with approximately 62% at December 31, 2025. The Bank’s estimated uninsured deposits at September 30, 2026, totaled $6.77 billion (42% of deposits), compared with $5.98 billion (38% of deposits) at December 31, 2025. Uninsured deposits are estimated based on the portion of account balances in excess of FDIC insurance limits.

The following is a schedule of time deposit maturities at September 30, 2026:

	September 30, 2026
	Balance	Percent
	(Dollars in thousands)
Three months or less	$1,940,083	33%
Over three months through six months	1,440,151	24%
Over six months through nine months	694,606	12%
Over nine months through twelve months	739,491	13%
Over twelve months	1,091,775	18%
Total time deposits	$5,906,106	100%
FHLB and FRB Borrowings and Other Borrowings
We utilize FHLB and FRB borrowings as a secondary source of funds in addition to deposits, which we consider our primary source of funds. FHLB advances are typically secured by pledged loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock. At September 30, 2026, borrowings totaled $374.0 million, consisting entirely of FHLB borrowings, compared with $284.9 million borrowings at December 31, 2025. At September 30, 2026 and December 31, 2025, the weighted average remaining maturity of total FHLB borrowings was 1.2 years and 1.9 years, respectively. The weighted average coupon rate for FHLB borrowings was 3.65% and 3.32% at September 30, 2026 and December 31, 2025, respectively.
We did not have federal funds purchased at September 30, 2026, and December 31, 2025.
Subordinated Debentures
Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures issued by us. The subordinated debentures are the sole assets of the trusts. Our obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The subordinated debentures totaled $111.6 million at September 30, 2026, and $110.5 million at December 31, 2025. The trust preferred securities are mandatorily redeemable upon the maturity of the subordinated debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. See Note 8 - “Convertible Notes and Subordinated Debentures” of the Notes to Consolidated Financial Statements for additional information regarding the subordinated debentures issued.
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
Total stockholders’ equity was $2.26 billion and $2.28 billion at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, stockholders’ equity decreased by $25.8 million due to an increase in accumulated other comprehensive loss of $66.1 million, cash dividends paid of $53.7 million, and repurchases of treasury stock of $8.7 million, partially offset by net income earned of $98.1 million, and an increase in additional paid-in capital consisting of $4.6 million in stock-based compensation. The increase in accumulated other comprehensive loss from December 31, 2025 to September 30, 2026, primarily reflected an increase in unrealized losses on our investment securities AFS due to changes in market interest rates.
In January 2022, our Board of Directors approved a stock repurchase plan that authorized management to repurchase up to $50.0 million of common stock. Stock repurchases through the plan may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means as determined by management and in accordance with SEC rules and regulations. We had $26.6 million remaining of the $50.0 million stock repurchase plan at September 30, 2026. During the nine months ended September 30, 2026, we repurchased 772,726 shares, equivalent to 0.6% of shares outstanding, at an average price of $11.28 per share, for a total of $8.7 million.

At September 30, 2026 and December 31, 2025, the most recent regulatory notification generally categorized the Bank as “well capitalized” under the general regulatory framework for Prompt Corrective Action. To be generally categorized as “well-capitalized”, the Bank must maintain the common equity Tier 1 capital, total capital, Tier 1 capital, and Tier 1 leverage capital ratios as set forth in the tables below.

	September 30, 2026
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,941,479	12.25%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,049,174	12.93%	N/A	N/A
Total capital (to risk-weighted assets)	$2,206,215	13.92%	N/A	N/A
Leverage capital (to average assets)	$2,049,174	11.01%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$2,001,709	12.63%	6.50%	6.13%
Tier 1 capital (to risk-weighted assets)	$2,001,709	12.63%	8.00%	4.63%
Total capital (to risk-weighted assets)	$2,158,750	13.62%	10.00%	3.62%
Leverage capital (to average assets)	$2,001,709	10.76%	5.00%	5.76%

	December 31, 2025
	Actual		Ratio Required To Be Well-Capitalized	Excess Over Well-Capitalized
	Amount	Ratio
	(Dollars in thousands)
Hope Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$1,904,868	12.27%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$2,011,484	12.96%	N/A	N/A
Total capital (to risk-weighted assets)	$2,171,256	13.99%	N/A	N/A
Leverage capital (to average assets)	$2,011,484	11.05%	N/A	N/A
Bank of Hope
Common equity tier 1 capital (to risk-weighted assets)	$1,989,051	12.82%	6.50%	6.32%
Tier 1 capital (to risk-weighted assets)	$1,989,051	12.82%	8.00%	4.82%
Total capital (to risk-weighted assets)	$2,148,823	13.85%	10.00%	3.85%
Leverage capital (to average assets)	$1,989,051	10.93%	5.00%	5.93%

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
At September 30, 2026, our total available borrowing capacity, cash and cash equivalents, and unpledged securities totaled $8.47 billion, compared with $8.39 billion at December 31, 2025. At September 30, 2026, our borrowing capacity comprised $4.18 billion from the FHLB ($3.80 billion unused and available to borrow), $1.77 billion from the FRB (entirely unused and available to borrow), and $241.2 million of Fed funds facilities with other banks (entirely unused). At September 30, 2026, our total remaining available borrowing capacity was $5.81 billion. In addition to these lines, cash and cash equivalents totaled $491.9 million, and unpledged investment securities AFS amounted to $2.17 billion.
At times we maintain a portion of our liquid assets in interest earning cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities AFS that are not pledged. Our liquid assets consist of cash and cash equivalents, interest earning cash deposits with other banks, liquid investment securities AFS, and loan repayments within 30 days. Liquid assets totaled $2.45 billion and $2.19 billion at September 30, 2026 and December 31, 2025, respectively. Our liquidity ratio, or total liquid assets as a percentage of total assets, at September 30, 2026, totaled 12.8%, compared with 11.8% at December 31, 2025. Cash and cash equivalents totaled $491.9 million at September 30, 2026, compared with $560.1 million at December 31, 2025. We believe our liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

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
The Company’s interest rate risk sensitivity simulations apply various behavior models and assumptions to account for customer tendencies stemming from interest rate risk changes. The key behavior models and assumptions incorporated in the EVE and NII simulations impact deposit pricing, deposit runoff, time deposit early withdrawal, and prepayments on loans and investments. The deposit pricing model is one of the most significant of these assumptions and determines to what degree our deposit rates change when benchmark interest rates change. The deposit runoff model reflects the increased attrition rate observed in noninterest bearing deposits in higher rate scenarios as customers migrate to interest bearing deposits and/or alternative investments. The time deposit early withdrawal model incorporates the customer’s ability to terminate time deposits early and reinvest at higher rates. The prepayment models applied to loans and investments reflect the incentive borrowers have to refinance when market rates are low while conversely slowing down their payments in higher rate environments. Each of the models and assumptions is tailored to the specific interest rate environment and validated on a regular basis. However, assumptions and models are inherently uncertain and actual results may differ from those derived in simulation analysis for multiple reasons, which may include actual balance sheet composition differences, timing, magnitude and frequency of interest rate changes, deviations from projected customer behavioral assumptions, and changes in market conditions or management strategies.

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
The following table presents the Company’s net interest income sensitivity related to a 12-month parallel ramp of 100, 200 and 300 bps applied in year 1 on implied forward market interest rates as of September 30, 2026 and 2025, on a balance sheet assuming static balances on assets and liabilities with deposit balances modeled to migrate from noninterest bearing deposits to interest bearing deposits as rates move.

Net Interest Income Sensitivity (Ramp Scenario)	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100	+ 200	+ 300
September 30, 2026	(8.5)%	(6.2)%	(3.5)%	3.5%	7.0%	10.5%
September 30, 2025	(6.1)%	(4.2)%	(2.1)%	2.3%	5.0%	6.7%
The year-over-year changes in the modeled net interest income sensitivity profile are primarily driven by changes in the mix of CRE loans (more variable rate loans), partially offset by the termination of the receive-float interest rate swap portfolio during the second quarter of 2026.
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

Economic Value of Equity Sensitivity	Interest Rate Change (basis points)
	(300)	(200)	(100)	+ 100	+ 200	+ 300
September 30, 2026	7.1%	6.4%	3.7%	(4.1)%	(8.6)%	(13.5)%
September 30, 2025	5.4%	5.9%	3.9%	(4.7)%	(10.0)%	(15.7)%
The year-over-year changes in the EVE profile were primarily attributable to a decline in the duration of the CRE loan portfolio, driven by higher volumes of variable-rate loan originations. This impact was partially offset by a shorter modeled duration of noninterest bearing deposit balances associated with the elevated interest rate environment, including higher U.S. Treasury yields and federal funds target rates, as well as the termination of the receive-float interest rate swap portfolio during the second quarter of 2026.

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
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President, and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chairman, President, and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the potential outcome of the claims in determining our accrued loss contingency. Accrued loss contingencies for all legal claims totaled approximately $774 thousand at September 30, 2026. It is reasonably possible that the Company may incur losses in excess of this accrued loss contingency. However, at this time, the Company is unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages. Management believes that none of these legal claims, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not have any unregistered sales of equity securities during the three months ended September 30, 2026.
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
The following table summarizes stock repurchase activities during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(Dollars in thousands)
July 1, 2026 to July 31, 2026	—	$—	—	$26,616
August 1, 2026 to August 31, 2026	—	—	—	26,616
September 1, 2026 to September 30, 2026	—	—	—	26,616
Total	—	—	—

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

HOPE BANCORP, INC.

Date:	November 6, 2026	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President, and Chief Executive Officer

Date:	November 6, 2026	/s/ Julianna Balicka
Julianna Balicka
Executive Vice President and Chief Financial Officer